Form 10-K
period 2001-12-31
UNITED STATES STEEL CORP
filed 2002-03-19
CIK 1163302

                                FORM 10-K  2001

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2001
                                      OR
   [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____to ____

                        Commission file number 1-16811

                        UNITED STATES STEEL CORPORATION
            (Exact name of registrant as specified in its charter)

          Delaware                                        25-1897152
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

                 600 Grant Street, Pittsburgh, PA  15219-2800
                   (Address of principal executive offices)
                            Tel. No. (412) 433-1121
         Securities registered pursuant to Section 12 (b) of the Act:*

================================================================================
                              Title of Each Class
--------------------------------------------------------------------------------
 United States Steel Corporation     10% Senior Quarterly Income Debt Securities
   Common Stock, par value $1.00

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes X ** NO ___
                                                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of Common Stock held by non-affiliates as of February 28, 2002: $1.5 billion. The amount shown is based on the closing price of the registrant's Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

There were 89,629,108 shares of United States Steel Corporation Common Stock outstanding as of February 28, 2002.

Documents Incorporated By Reference:
  Proxy Statement dated March 11, 2002 is incorporated in Part III.

---------
   * These securities are listed on the New York Stock Exchange. In addition, the Common Stock is listed on The Chicago Stock Exchange and the Pacific Exchange.
  ** The registrant relies on the reporting history of USX Corporation for reports filed prior to January 1, 2002.

                                     INDEX

PART I
               NOTE ON PRESENTATION..................................................   2
               FORWARD-LOOKING STATEMENTS............................................   2

  Item 1.      BUSINESS..............................................................   3
  Item 2.      PROPERTIES............................................................  17
  Item 3.      LEGAL PROCEEDINGS.....................................................  17
  Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................  21

PART II
  Item 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                   STOCKHOLDER MATTERS...............................................  21
  Item 6.      SELECTED FINANCIAL DATA...............................................  22
  Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS...............................  23
  Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............  42
  Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................... F-1
  Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE...............................  45

PART III
  Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................  45
  Item 11.     EXECUTIVE COMPENSATION................................................  46
  Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT....................................................  46
  Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................  46

PART IV
  Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K.......................................................  47

SIGNATURES...........................................................................  54

GLOSSARY OF CERTAIN DEFINED TERMS....................................................  55

SUPPLEMENTARY DATA

  DISCLOSURES ABOUT FORWARD-LOOKING STATEMENTS.......................................  56

     The Management's Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements, the Selected Quarterly Financial Data and the Five-Year Financial Summary contained in this Annual Report on Form 10-K have been updated from the corresponding sections of the Current Report on Form 8-K dated March 1, 2002 and in the Annual Report to Shareholders that accompanied the Proxy Statement dated March 11, 2002 to make immaterial corrections and to reflect developments since March 1, most notably the imposition of tariffs and quotas on imports of steel products under Section 201 of the Trade Relief Act of 1974.

NOTE ON PRESENTATION

     United States Steel Corporation ("United States Steel" or the "Corporation") owns and operates the former steel businesses of USX Corporation, now named Marathon Oil Corporation ("Marathon"). Prior to December 31, 2001, the businesses of United States Steel comprised an operating unit of Marathon. Marathon had two outstanding classes of common stock: USX-Marathon Group common stock, which was intended to reflect the performance of Marathon's energy business, and USX- U. S. Steel Group common stock ("Steel Stock"), which was intended to reflect the performance of Marathon's steel business. On December 31, 2001, United States Steel was capitalized through the issuance of 89.2 million shares of common stock to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the "Separation").

     The accompanying consolidated balance sheet as of December 31, 2001 reflects the financial position of United States Steel as a separate, stand-alone entity. The combined balance sheet as of December 31, 2000 and the combined statements of operations and of cash flows for each of the three years in the period ended December 31, 2001 represent a carve-out presentation of the businesses comprising United States Steel, owned and operated by Marathon, and are not intended to be a complete presentation of the financial position, results of operations and cash flows of United States Steel on a stand-alone basis. Marathon's net investment in United States Steel represents the combined net assets of the businesses comprising United States Steel and is presented in lieu of common stockholders' equity in the combined balance sheet as of December 31, 2000. The allocations and estimates included in these combined financial statements are determined using methodologies described in United States Steel's Notes to Financial Statements.

     For information regarding accounting matters and policies affecting United States Steel's financial statements, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 1. Basis of Presentation and - 3. Summary of Principal Accounting Policies" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates". For information regarding dividend limitations and dividend policies affecting holders of United States Steel common stock, see "Market for Registrant's Common Equity and Related Stockholder Matters."

     For a Glossary of Certain Defined Terms used in this document, see page 55.

FORWARD-LOOKING STATEMENTS

     Certain sections of United States Steel's Form 10-K, particularly Item 1. Business, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, include forward-looking statements concerning trends or events potentially affecting United States Steel. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional factors affecting the businesses of United States Steel, "see Supplementary Data-Disclosures About Forward-Looking Statements".

PART I

Item 1. BUSINESS

     United States Steel Corporation owns and operates the former steel businesses of USX Corporation, now named and referred to herein as Marathon Oil Corporation ("Marathon"). Prior to December 31, 2001, Marathon had two outstanding classes of common stock: USX-Marathon Group common stock, which was intended to reflect the performance of Marathon's energy business, and USX-U. S. Steel Group common stock ("Steel Stock"), which was intended to reflect the performance of Marathon's steel business. On December 31, 2001, Marathon converted each share of Steel Stock into the right to receive one share of United States Steel Corporation common stock (the "Separation"). United States Steel Corporation was subsequently capitalized through the issuance of 89.2 million shares of common stock to the holders of Steel Stock. The net assets of United States Steel Corporation on December 31, 2001 were approximately the same as the net assets attributed to Steel Stock at the time of the Separation, except for a $900 million value transfer in the form of additional net debt and other obligations retained by Marathon. The terms "United States Steel" and "Corporation" when used herein refer to United States Steel Corporation or United States Steel Corporation and its subsidiaries, as required by the context. For more information regarding the Separation and the ongoing relationship with Marathon, see Note 2 to the Financial Statements.
     United States Steel, through its Domestic Steel segment, is engaged in the production, sale and transportation of steel mill products, coke, taconite pellets and coal; the management of mineral resources; real estate development; and engineering and consulting services. Its U. S. Steel Kosice ("USSK") segment, primarily located in the Slovak Republic, produces and sells steel mill products and coke primarily for the Central European market. Certain business activities are conducted through joint ventures and partially-owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Clairton 1314B Partnership and Rannila Kosice, s.r.o.

     The following table sets forth the total revenues of United States Steel for each of the last three years.


Revenues and other income
(Millions)                                        2001    2000     1999
-----------------------------------------------------------------------
     Revenues by product:
      Sheet and semi-finished steel products...  $3,163  $3,288   $3,433
      Tubular products.........................     755     754      221
      Plate and tin mill products..............   1,273     977      919
      Raw materials (coal, coke and iron ore)..     485     626      549
      Other/(a)/...............................     610     445      414
     Income (loss) from investees..............      64      (8)     (89)
     Net gains on disposal of assets...........      22      46       21
     Other income..............................       3       4        2
                                                 -----------------------
      Total revenues and other income..........  $6,375  $6,132   $5,470
------------------------------------------------------------------------

/(a)/ Includes revenue from the sale of steel production by-products, real estate development, resource management, engineering and consulting services and, beginning in 2001, transportation services.

Steel Industry Background and Competition

     The steel industry is cyclical and highly competitive and is affected by excess world capacity, which has restricted price increases during periods of economic growth and led to price decreases during economic contraction. In addition, the domestic and international steel industries face competition from producers of materials such as aluminum, cement, composites, glass, plastics and wood in many markets.

     United States Steel is the largest integrated steel producer in North America and, through its subsidiary USSK, the largest integrated flat-rolled producer in Central Europe. United States Steel competes with many domestic and foreign steel producers. Competitors include integrated producers which, like United States Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills, which primarily use steel scrap and, increasingly, iron bearing feedstocks as raw materials. Mini-mills generally produce a narrower range of steel products than integrated producers, but typically enjoy certain competitive advantages in the markets in which they compete through lower capital expenditures for construction of facilities and non-unionized work forces with lower employment costs and more flexible work rules. An increasing number of mini-mills utilize thin slab casting technology to produce flat-rolled products. Through the use of thin slab casting, mini-mill competitors are increasingly able to compete directly with integrated producers of flat-rolled products. Depending on market conditions, the additional production generated by flat-rolled mini-mills could have an adverse effect on United States Steel's selling prices and shipment levels.

     Steel imports to the United States accounted for an estimated 24%, 27% and 26% of the domestic steel market demand for 2001, 2000 and 1999, respectively. In 2001, imports of steel pipe increased 9% and imports of hot rolled sheets decreased 59%, compared to 2000.

     The recent combination of high import levels, increased domestic mini-mill capability and reduced domestic economic activity has resulted in dramatically reduced domestic prices for most products and extreme financial distress in the domestic steel industry. Since January 1998, a total of 32 steel companies have filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

     On November 13, 2000, United States Steel joined with eight other producers and the Independent Steelworkers Union to file trade cases against hot-rolled carbon steel flat products from 11 countries (Argentina, India, Indonesia, Kazakhstan, the Netherlands, the People's Republic of China, Romania, South Africa, Taiwan, Thailand and Ukraine). Three days later, the United Steelworkers of America ("USWA") also entered the cases as a petitioner. Antidumping ("AD") cases were filed against all the countries and countervailing duty ("CVD") cases were filed against Argentina, India, Indonesia, South Africa and Thailand. The U.S. Department of Commerce ("Commerce") has found margins in all of the cases. The International Trade Commission ("ITC") had previously found material injury to the domestic industry in the cases against Argentina and South Africa, and, on November 2, 2001, the ITC found material injury to the domestic industry in the cases against the remaining countries.

     On September 28, 2001, United States Steel joined with seven other producers to file trade cases against cold-rolled carbon steel flat products from 20 countries (Argentina, Australia, Belgium, Brazil, China, France, Germany, India, Japan, Korea, the Netherlands, New Zealand, Russia, South Africa, Spain, Sweden, Taiwan, Thailand, Turkey, and Venezuela). AD cases were filed against all the countries and CVD cases were filed against Argentina, Brazil, France, and Korea. On November 13, 2001, the ITC determined that there is a reasonable indication that the U.S. industry is materially injured or threatened with material injury by reason of the imports in question. These cases will be the subject of continuing investigations at both Commerce and the ITC.

     United States Steel believes that the remedies provided by AD and CVD cases are insufficient to correct the widespread dumping and subsidy abuses that currently characterize steel imports into our country and has, therefore, urged the U.S. government to take actions such as those in President Bush's three-part program to address the excessive imports of steel that have been depressing markets in the United States. The program involves: (1) negotiations with foreign governments to eliminate inefficient excess capacity; (2) negotiations with foreign governments to establish rules that will govern steel trade in the future and eliminate subsidies; and (3) an investigation by the ITC under
Section 201 of the Trade Act of 1974 to determine whether steel is being imported into the U.S. in such quantities as to be a substantial cause of serious injury to the U.S. steel industry. United States Steel, nevertheless, intends to file additional AD and CVD petitions against unfairly traded imports that adversely impact, or threaten to adversely impact, the results of United States Steel.

     On March 5, 2002, President Bush announced his decision in response to the prior finding of the ITC under Section 201 that imports were a substantial cause of injury to the domestic steel industry. Slab imports will be subject to a quota of 5.4 million metric tons in the first year on product shipped from countries other than Canada and Mexico, with excess imports subject to a tariff of 30%. The annual quota increases to 5.9 million metric tons in the second year and 6.4 million metric tons in the third year. Imports of finished carbon and alloy steel products (hot-rolled, cold-rolled, coated, plate and tin mill products) from developed countries will be subject to a 30% tariff in the first year, decreasing to 24% and 18% in the second and third years, respectively. Imports of these finished products from developing countries will be subject to an anti-surge mechanism to ensure they do not substantially increase their shipments from historic levels. Imports of finished flat-rolled products from Canada and Mexico are not subject to the import remedies announced by the President. The tariffs and quotas are effective as of March 20, 2002. An import licensing program applicable to imports covered by the above remedies will be implemented. The application of the remedies is subject to various specific product exclusions. The People's Republic of China has filed a challenge to President Bush's action with the World Trade Organization and other nations have indicated that they also intend to do so or to take other actions responding to the Section 201 remedies.

     United States Steel's domestic businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. United States Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such other competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on United States Steel's competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. For further information, see Environmental Proceedings on page 18 and Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies on page 35.

     USSK does business primarily in Central Europe and is subject to market conditions in that area which are similar to domestic factors and also can be influenced by matters peculiar to international marketing such as tariffs. USSK is affected by the worldwide overcapacity in the steel industry and the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. In particular, USSK is subject to economic conditions and political factors in Europe, which if changed could negatively affect its results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, and quotas, tariffs and other protectionist measures. USSK is also subject to foreign currency exchange risks because its revenues are primarily in euros and its costs are primarily in Slovak crowns and
U. S. dollars. On December 20, 2001, the European Commission commenced an anti-dumping investigation concerning the import of hot-rolled coils and hot-rolled pickled and oiled coils from Slovakia and five other countries. In mid-February, USSK submitted a response to the anti-dumping questionnaire and an injury submission. The legislature of the European Union provides that the investigation should be concluded within one year from the date of initiation, but provisional measures may be imposed earlier.

Business Strategy

     United States Steel produces raw steel at Gary Works in Indiana, Mon Valley Works in Pennsylvania, Fairfield Works in Alabama, and, through USSK, in Kosice, Slovak Republic.

     United States Steel has responded to domestic competition resulting from excess steel industry capability by eliminating less efficient facilities, modernizing those that remain and entering into joint ventures, all with the objective of focusing production on higher value-added products, where superior quality and special characteristics are of critical importance. These products include bake hardenable steels and coated sheets for the automobile and appliance industries, laminated sheets for the manufacture of motors and electrical equipment, higher strength plate products, improved tin mill products for the container industry and oil country tubular goods. Several recent modernization projects support United States Steel's objectives of providing value-added products and services to customers. These projects include, for the automotive industry - the degasser facilities at Mon Valley Works and USSK, the second hot-dip galvanized line at PRO-TEC, the Fairless Works galvanizing line upgrade and the cold reduction mill upgrades at Gary Works and Mon Valley Works; for the construction industry - the dual coating lines at Fairfield Works and Mon Valley Works; for the tubular market - the Fairfield Works pipemill upgrade and acquiring full ownership of Lorain Tubular; and for the plate market - the heat treat facility at the Gary Works plate mill. Also, a new pickle line was built at the Mon Valley Works which replaced three older and less efficient facilities. Our business strategy is to maximize our investment in high-end finishing assets and to minimize or redeploy our investment in domestic raw materials and hot-ends.

     Through its November 2000 purchase of USSK, which owns the steel producing operations and related assets formerly held by VSZ, a.s. in the Slovak Republic, United States Steel initiated a major offshore expansion and followed many of its customers into the European market. Our objective is to advance USSK to become a leader among European steel producers and the prime supplier of flat-rolled steel to the growing Central European market. We are also pursuing our globalization strategy through our Acero Prime joint venture in Mexico. This joint venture's facility locations allow for easy servicing and just-in-time delivery to customers throughout Mexico.

     Effective March 1, 2001, United States Steel acquired the tin mill products business from LTV Corporation ("LTV") for the assumption of $66 million of employee-related liabilities. United States Steel is leasing the land and acquired title to the buildings, facilities and inventory at LTV's former tin mill operation in Indiana which we are operating as East Chicago Tin. United States Steel is operating these facilities as an ongoing business and East Chicago Tin mill employees have become United States Steel employees.

     In 2001, we permanently closed the cold rolling and tin mill operations at Fairless Works, with a combined annual finishing capability of 1.5 million tons. Subject to market conditions, we intend to continue operating the hot dip galvanizing line at Fairless Works. A pretax charge of $38 million was recorded in 2001 related to this shutdown.

     On October 30, 2001, United States Steel announced the launch of Straightline Source, the first steel distribution business created to serve customers of all sizes who do not typically buy directly from steel producers. Straightline's fully integrated order input system, advanced inventory management and progressive logistics technology are networked to create a direct buying option for processed steel products. While managing the customer relationship, Straightline makes use of the processing capacity of a network of qualified strategic business alliances. In the fourth quarter, Straightline began offering processed steel products in North Carolina, South Carolina and portions of Florida, Tennessee, Illinois, Indiana, Michigan and Wisconsin. Additional regional launches will continue throughout 2002.

     On December 4, 2001, United States Steel announced its support for significant consolidation in the domestic integrated steel industry. Barriers to consolidation need to be addressed and that requires the participation of the U.S. government, the USWA and domestic steel companies and their stakeholders. Industry consolidation involves several key elements. First, it requires the implementation of President Bush's three-part program to address the excessive imports of steel that have been depressing markets in the U.S. On March 5, 2002, President Bush announced a Section 201 trade remedy as discussed previously. Second, it calls for the creation of a government-sponsored program that would provide relief from the industry's retiree legacy cost burden - primarily pension and retiree health care costs - thereby removing the most significant barrier to consolidation of a highly fragmented industry. Third, it requires a progressive new labor agreement that would provide for meaningful reductions in operating costs.

     On January 17, 2002, United States Steel announced that it had entered into an Option Agreement with NKK Corporation ("NKK") of Japan. The agreement grants United States Steel an option to purchase, either directly or through a subsidiary, all of NKK's National Steel Corporation common stock and to restructure a $100 million loan previously made to National Steel by an NKK subsidiary. NKK's ownership of National Steel's common stock represents approximately 53% of National Steels's outstanding shares. The option expires on June 15, 2002.

     Although United States Steel has the ability to exercise the option at any time during its term, it is United States Steel's current intent not to exercise the option or to consummate a merger with National Steel unless a number of significant conditions are satisfied, including a substantial restructuring of National Steel's debt and other obligations. Other significant conditions include the resolution of key contingencies related to the consolidation of the domestic steel industry, the financial viability of National Steel and satisfactory general market conditions. On March 6, 2002, National Steel filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Any agreement with National Steel will be subject to the approval of the bankruptcy court.

     In addition to the modernization of its production facilities, United States Steel has entered into a number of joint ventures with domestic and foreign partners to take advantage of market or manufacturing opportunities in the sheet, tin mill, tubular, bar and plate consuming industries.

     The following table lists products and services by facility or business unit:

   Domestic Steel
   --------------
     Gary.......................................  Sheets; Tin Mill; Plates; Coke
     Mon Valley/Fairless........................  Sheets;
     Fairfield..................................  Sheets; Tubular
     USS-POSCO/(a)/.............................  Sheets; Tin Mill
     East Chicago Tin...........................  Tin Mill
     Lorain Tubular.............................  Tubular
     PRO-TEC/(a)/...............................  Galvanized Sheet
     Double Eagle Steel Coating Co. /(a)/.......  Electrogalvanized Sheet
     Clairton...................................  Coke
     Clairton 1314B Partnership/(a)/............  Coke
     Transtar...................................  Transportation
     Minntac....................................  Taconite Pellets
     U. S. Steel Mining.........................  Coal
     Real Estate................................  Real estate sales, leasing and management; Administration of
                                                  Mineral, Coal and Timber Properties
     Engineers and Consultants..................  Engineering and Consulting Services
     Straightline...............................  Steel Distribution

   USSK
   ----
     U. S. Steel Kosice.......................... Sheets; Tin Mill; Plates; Coke
     Walzwerke Finow............................. Precision steel tubes; specialty shaped sections
     Rannila Kosice /(a)/........................ Polor coated profile and construction products
     ----------------------------------------------------------------------------------------------

     /(a)/ Equity investee

     United States Steel reports segment results consistent with the way the chief operating decision maker allocates resources and assesses performance. It is possible that the chief operating decision maker may change the basis on which these decisions and assessments are made.

Domestic Steel

     Our domestic operations include plants that produce steel products in a variety of forms and grades. Raw steel production was 10.1 million tons in 2001, compared with 11.4 million tons in 2000 and 12.0 million tons in 1999. Raw steel production averaged 79% of capability in 2001, compared with 89% of capability in 2000 and 94% of capability in 1999. United States Steel's stated annual raw steel production capability for Domestic Steel was 12.8 millions tons for 2001 (7.5 million at Gary Works, 2.9 million at Mon Valley Works, and 2.4 million at Fairfield Works).

     Steel shipments were 9.8 million tons in 2001, 10.8 million tons in 2000 and 10.6 million tons in 1999. United States Steel's shipments comprised approximately 9.9% of domestic steel shipments in 2001. Exports accounted for approximately 5% of United States Steel's domestic shipments in 2001 and 2000, and 3% in 1999.

     The following tables set forth significant United States Steel domestic operations shipment data by major markets and products for each of the last three years. Such data does not include shipments by joint ventures and other investees of United States Steel accounted for by the equity method.

Steel Shipments By Market and Product (Domestic Steel production only)

                                             Sheets &               Plate &
                                           Semi-finished  Tubular   Tin Mill
Major Market - 2001                            Steel      Products  Products  Total
------------------------------------------------------------------------------------
(Thousands of Net Tons)
Steel Service Centers...................          1,649        11       761   2,421
Further Conversion:
  Trade Customers.......................            718         6       429   1,153
  Joint Ventures........................          1,328         -         -   1,328
Transportation (Including Automotive)...            964         3       176   1,143
Containers..............................            154         -       625     779
Construction and Construction Products..            626         -       168     794
Oil, Gas and Petrochemicals.............              -       830        65     895
Export..................................            316       171        35     522
All Other...............................            656         1       109     766
                                                  -----     -----     -----  ------
    TOTAL...............................          6,411     1,022     2,368   9,801
                                                  =====     =====     =====  ======

Major Market - 2000
-------------------
(Thousands of Net Tons)
Steel Service Centers...................          1,636        33       646   2,315
Further Conversion:
  Trade Customers.......................            742         4       428   1,174
  Joint Ventures........................          1,771         -         -   1,771
Transportation (Including Automotive)...          1,206        12       248   1,466
Containers..............................            182         -       520     702
Construction and Construction Products..            778         -       158     936
Oil, Gas and Petrochemicals.............              -       938        35     973
Export..................................            346       157        41     544
All Other...............................            748         1       126     875
                                                  -----     -----     -----  ------
  TOTAL.................................          7,409     1,145     2,202  10,756
                                                  =====     =====     =====  ======

Major Market - 1999
-------------------
(Thousands of Net Tons)
Steel Service Centers...................          1,867        31       558   2,456
Further Conversion:
  Trade Customers.......................          1,257         1       375   1,633
  Joint Ventures........................          1,818         -         -   1,818
Transportation (Including Automotive)...          1,280        13       212   1,505
Containers..............................            167         -       571     738
Construction and Construction Products..            660         -       184     844
Oil, Gas and Petrochemicals.............              -       333        30     363
Export..................................            246        32        43     321
All Other...............................            819         -       132     951
                                                  -----     -----     -----  ------
  TOTAL.................................          8,114       410     2,105  10,629
                                                  =====     =====     =====  ======

     Our sheet business produces hot-rolled, cold-rolled and galvanized products. Value-added cold-rolled and galvanized products comprised 71% of our domestic sheet shipments in 2001, including finishing performed by joint ventures. Our sheet customer base includes automotive, appliance, service center, industrial and construction customers. We have long standing relationships with many of them, as do our USS-POSCO, PRO-TEC and Acero Prime joint ventures.

     In recent years, United States Steel has made a number of key investments directed toward the automotive industry, including upgrades to our steel making facilities to increase our capacity for both high strength and highly formable steels, upgrades to our Fairless galvanizing line to produce automotive quality product and construction of an automotive technical center in Michigan. In addition, a number of our joint ventures expanded their automotive supply capability, most notably PRO-TEC, which, in November 1998, added 400,000 tons of annual hot-dipped galvanized capability to bring its total to 1.0 million tons per year.

     The tubular, tin mill products and plate businesses complement the larger steel sheet business by producing specialized products for specific markets.

     Our tubular production facilities are located at Fairfield, Alabama; Lorain, Ohio; and McKeesport, Pennsylvania and produce both seamless and electric resistance weld ("ERW") tubular products. We enjoy over a 50% share of the domestic market for seamless standard and line pipe and a 25% share of the domestic market for oil country tubular goods ("OCTG"). With the successful conversion in 1999 of the Fairfield piercing mill to process rounds plus the acquisition of the remaining 50% interest in Lorain Tubular, we have the capability to produce 1.6 million tons of tubular products in the 5 million ton tubular markets we serve.

     With the recent acquisition of East Chicago Tin, we are one of the two largest tin mill products producers in North America. We supply a full line of tin plate and tin-free steel ("TFS") products, primarily used in the container industry. We believe our reputation in the marketplace is enhanced through our attention to quality and customer service reliability. We expect our acquisition of East Chicago Tin will provide operating synergies while giving us the opportunity to better serve our customers. We currently supply over 25% of the domestic market, and, coupled with USSK's tin capability, we anticipate being in a prime position to service customers who have a global presence. In the fourth quarter of 2001, United States Steel recorded an intangible asset impairment of $20 million, related to the five-year agreement for LTV to supply United States Steel with pickled hot bands entered into in conjunction with the acquisition of LTV's tin mill products business. This impairment was recorded because LTV permanently ceased operations at their plants during the quarter pursuant to a bankruptcy court order.

     Our plate business is located within the Gary Works complex and is a major supplier to the automotive market, and to the industrial, agricultural, and construction equipment markets. Our modern plate heat-treating facilities provide customers with specialized plates for critical applications.

     United States Steel and its wholly owned subsidiary, U. S. Steel Mining LLC, have domestic coal properties with proven and probable bituminous coal reserves of approximately 775 million short tons at year-end 2001. The reserves are of metallurgical and steam quality in approximately equal proportions. They are located in Alabama, Illinois, Indiana, Pennsylvania, Tennessee and West Virginia. Approximately 94% of the reserves are owned, and the balance are leased. The leased properties are covered by leases which expire in 2005 and 2012. During 2000, United States Steel recorded $71 million of impairments relating to coal assets located in West Virginia and Alabama. The impairment was recorded as a result of a reassessment of long-term prospects after adverse geological conditions were encountered. U. S. Steel Mining's coal production was
5.0 million tons in 2001, compared with 5.5 million tons in 2000 and 6.2 million tons in 1999.

     United States Steel controls domestic iron ore properties having proven and probable iron ore reserves in grades subject to beneficiation processes in commercial use by United States Steel domestic operations of approximately 695 million short tons at year-end 2001, substantially all of which are iron ore concentrate equivalents available from low-grade iron-bearing materials. All reserves are located in Minnesota. Approximately 31 percent of these reserves are owned and the remaining 69 percent are leased. Most of the leased reserves are covered by a lease expiring in 2058 and the remaining leases have expiration dates ranging from 2021 to 2026. United States Steel's iron ore operations at Mt. Iron, Minnesota ("Minntac") produced 14.5 million net tons of taconite pellets in 2001, 16.3 million net tons in 2000 and 14.3 million net tons in 1999. Taconite pellet shipments were 14.9 million tons in 2001, compared with
15.0 million tons in 2000 and 15.0 million tons in 1999.

     On March 23, 2001, Transtar, Inc. ("Transtar") completed a reorganization with its two voting shareholders, United States Steel and Transtar Holdings, L.P. ("Holdings"), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, United States Steel became sole owner of Transtar and certain of its subsidiaries, including several rail and barge operations. Holdings became owner of the other operating subsidiaries of Transtar. Transtar provides rail and barge transportation services to a number of United States Steel's facilities as well as other customers in the steel, chemicals, and forest products industries.

     A subsidiary of United States Steel sells technical services worldwide to the steel, mining, chemical and related industries. Together with its subsidiary companies, it provides engineering and consulting services for facility expansions and modernizations, operating improvement projects, integrated computer systems, coal and lubrication testing and environmental projects.

     United States Steel develops real estate for sale or lease and manages retail and office space, business and industrial parks and residential and recreational properties. United States Steel also administers the remaining mineral lands and timber lands of United States Steel's domestic operations and is responsible for the lease or sale of these lands and their associated resources, which encompass approximately 270,000 acres of surface rights and 1,500,000 acres of mineral rights in 13 states. Prior to 2002, two separate United States Steel divisions existed for these operations. They have been combined into one division, named USS Real Estate.

     For significant operating data for United States Steel for each of the last five years, see "Five-Year Operating Summary" on page F-30 and F-31.

     United States Steel participates directly and through subsidiaries in a number of joint ventures included in the Domestic Steel segment. All of the joint ventures are accounted for under the equity method. Certain of the joint ventures and other investments are described below, all of which are 50% owned except Republic Technologies International LLC ("Republic"), Acero Prime and the Clairton 1314B Partnership. For financial information regarding joint ventures and other investments, see "Notes to Financial Statements - 16. Investments and Long-Term Receivables".

     United States Steel and Pohang Iron & Steel Co., Ltd. ("POSCO") of South Korea participate in a joint venture, USS-POSCO, which owns and operates the former United States Steel plant in Pittsburg, California. The joint venture markets high quality sheet and tin products, principally in the western United States. USS-POSCO produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel, with hot bands principally provided by United States Steel and POSCO. Total shipments by USS-POSCO were 836 thousand tons in 2001. On May 31, 2001, a fire damaged USS-POSCO's facilities. Damage was predominantly limited to the cold-rolling mill. USS-POSCO maintains insurance coverage against such losses, including coverage for business interruption. The mill resumed production in the first quarter of 2002. Until that time, the plant used cold-rolled coils from United States Steel and POSCO as substitute feedstock to support customer shipments.

     United States Steel is the sole general partner of and owns a 10 percent equity interest in Clairton 1314B Partnership, L.P. As general partner, United States Steel is responsible for operating and selling coke and by-products from the partnership's three coke batteries located at United States Steel's Clairton Works. United States Steel's share of profits and losses is currently 1.75%, which will increase to 45.75% when the limited partners achieve a specified return, which is currently expected to occur during 2002. The partnership at times had operating cash shortfalls after payment of distributions to the partners in 2001 that were funded with loans from United States Steel. As of December 31, 2001, the partnership owed United States Steel $3 million, which was repaid in January 2002. United States Steel may dissolve the partnership under certain circumstances including if it is required to make equity investments or loans in excess of $150 million to fund such shortfalls.

     United States Steel owns a 16% investment in Republic, through United States Steel's ownership in Republic Technologies International Holdings, LLC, which is the sole owner of Republic. Republic is a major purchaser of raw materials from United States Steel and the primary supplier of rounds for our tubular facility in Lorain, Ohio. During the first quarter of 2001,United States Steel discontinued applying the equity method of accounting since investments in and advances to Republic had been reduced to zero. United States Steel now accounts for this investment under the cost method. On April 2, 2001, Republic filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Republic has continued to supply the Lorain mill since filing for bankruptcy. During the first quarter of 2001, as a result of Republic's action, United States Steel recorded a pretax charge of $74 million for potentially uncollectible receivables from Republic and certain debt obligations of $14 million previously assumed by Republic. Due to further financial deterioration of Republic during the balance of 2001, United States Steel recorded a pretax charge of $68 million in the fourth quarter of 2001 related to a portion of the remaining Republic trade receivables and retiree medical cost reimbursements owed by Republic. At December 31, 2001, United States Steel's remaining financial exposure to Republic was approximately $19 million.

     United States Steel and Kobe Steel, Ltd. ("Kobe") participate in a joint venture, PRO-TEC, which owns and operates two hot-dip galvanizing lines in Leipsic, Ohio. The first galvanizing line commenced operations in early 1993. In November 1998, operations commenced on a second hot-dip galvanized sheet line which expanded PRO-TEC's capability nearly 400,000 tons a year to 1.0 million tons annually. Total shipments by PRO-TEC were 909 thousand tons in 2001.

     United States Steel and Worthington Industries, Inc. participate in a joint venture known as Worthington Specialty Processing which operates a steel processing facility in Jackson, Michigan. The plant is operated by Worthington Industries, Inc. The facility contains state-of-the-art technology capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. In 2001, Worthington Specialty Processing shipments were 241 thousand tons.

     United States Steel and Rouge Steel Company ("Rouge") participate in Double Eagle Steel Coating Company ("DESCO"), a joint venture which operates an electrogalvanizing facility located in Dearborn, Michigan. This facility enables United States Steel to supply the automotive demand for steel with corrosion resistant properties. The facility can coat both sides of sheet steel with zinc or alloy coatings and has the capability to coat one side with zinc and the other side with alloy. Availability of the facility is shared equally by the partners. In 2001, DESCO produced 636 thousand tons of electrogalvanized steel. On December 15, 2001, production was halted due to a fire at DESCO. The fire started in the facility's strip cleaning operation. United States Steel reallocated substantially all of its portion of DESCO's normal production to other United States Steel facilities. United States Steel and Rouge plan to return DESCO to full production by the fourth quarter of 2002.

     United States Steel and Olympic Steel, Inc. participate in a 50-50 joint venture to process laser welded sheet steel blanks at a facility in Van Buren, Michigan. The joint venture conducts business as Olympic Laser Processing. Laser welded blanks are used in the automotive industry for an increasing number of body fabrication applications. United States Steel is the venture's primary customer and is responsible for marketing the laser-welded blanks. In 2001, Olympic Laser Processing shipped 1,251 thousand parts.

     United States Steel, through its wholly owned subsidiary, United States Steel Export Company de Mexico, along with Feralloy Mexico, S.R.L. de C.V., and Intacero de Mexico, S.A. de C.V., participate in a joint venture, Acero Prime, which operates a slitting and warehousing facility in San Luis Potosi, Mexico. In 2001, an expansion project was completed which involved the construction of a 60,000 square-foot addition that doubled the facility's size and total warehousing capacity. A second slitting line and an automatic packaging system were installed as part of the project. Also, a new 70,000 square-foot, in-bond warehouse facility was built in Coahuilla state in Ramos Arizpe. The warehouse stores and manages coil inventories. Startup began in the first quarter of 2001.

     United States Steel's purchases of transportation services from Transtar and its subsidiaries, prior to the March 23, 2001 reorganization, and semi-finished steel from equity investees, primarily Republic, totaled $261 million, $566 million and $361 million in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, United States Steel's payables to these investees totaled $31 million and $66 million, respectively. United States Steel's revenues for steel and raw material sales to equity investees, primarily PRO-TEC and USS-POSCO, totaled $852 million, $958 million and $831 million in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, United States Steel's receivables from these investees were $228 million and $177 million, respectively. Generally, these transactions were conducted under long-term, market-based contractual arrangements.

U. S. Steel Kosice

     In November 2000, we acquired USSK, headquartered in Kosice in the Slovak Republic, which owns the steel-making operations and related assets formerly held by VSZ, a.s., making us the largest flat-rolled producer in Central Europe. Currently, USSK has annual steel-making capability of 5.0 million net tons and produces and sells sheet, tin, plate, precision tube and specialty products, as well as coke. Our strategy is to serve existing United States Steel customers in Central Europe, grow our customer base in this region, and advance USSK to be a leading European steel producer and the prime supplier of flat-rolled steel to the growing Central European market.

     USSK produces steel products in a variety of forms and grades. In 2001, USSK raw steel production was 4.1 million tons. USSK has three blast furnaces, two steel shops with two vessels each, a dual strand caster attached to each steel shop, a hot strip mill, a cold rolling mill, two pickling lines, two galvanizing lines, a tin coating line, two dynamo lines, a color coating line and two coke batteries. USSK has recently completed construction and is beginning startup of a vacuum degassing facility to increase its capability to produce steel grades required for high-value applications, and is currently constructing a continuous annealing line and a second tin coating line to expand its supply of tin mill products. USSK shipped 3.7 million net tons in 2001.

     In addition, USSK owns 100% of Walzwerk Finow GmbH, located in eastern Germany, which produces and ships about 90,000 tons per year of welded precision steel tubes and cold-rolled specialty shaped sections from both cold-rolled and hot-rolled product supplied primarily by USSK. USSK also has facilities for manufacturing heating radiators and spiral weld pipe.

     A majority of product sales by USSK are denominated in euros while only a small percentage of expenditures are in euros. In addition, most interest and debt payments are in U.S. dollars and the majority of other spending is in U.S. dollars and Slovak crowns. This results in exposure to currency fluctuations. We are currently evaluating the evolving currency mix of USSK's cash flows which may result in a change in the functional currency from U.S. dollars to euros or Slovak crowns in the future.

     Ranilla Kosice, s.r.o., which is 49% owned by USSK and 51% owned by Rautaruukki Oyj, processes coated sheets, both galvanized and painted, into various forms which are primarily used in the construction industry. USSK supplies most of Rannila Kosice's raw materials; however, Rannila Kosice markets their own finished products.

     On March 8, 2002, USSK announced that it had entered into a conversion and tolling agreement and a facility management agreement with Sartid a.d. ("Sartid"), an integrated steel company with facilities located in Smederevo and Sabac in the Republic of Serbia. The tolling agreement provides for the conversion of slabs into hot-roll bands and cold-roll full hard into tin-coated products. The slabs and cold-roll full hard will be supplied by USSK. USSK will retain ownership of these materials and will market the hot-roll bands and finished tin products. The facility management agreement permits USSK, or an affiliated company, to have management oversight of Sartid's tin processing facilities at Sabac. In addition, USSK, the Government of the Republic of Serbia and Sartid have signed a letter of intent that provides USSK with the opportunity to explore possibilities for involvement in the restructuring of Sartid, including a possible strategic partnership with Sartid.

     The following tables set forth significant USSK operations shipment data by major markets and products for 2001 and the period following the acquisition in November 2000.

Steel Shipments By Market and Product (USSK production only - excludes Rannila Kosice)

                                                      Sheets &               Plate &
                                                    Semi-finished  Tubular   Tin Mill
Major Market - 2001                                     Steel      Products  Products   Total
------------------------------------------------------------------------------------------------
(Thousands of Net Tons)
Steel Service Centers.........................            398         -          94       492
Further Conversion:
  Trade Customers.............................            944         -          14       958
  Joint Ventures..............................              -         -          30        30
Transportation (Including Automotive).........            165        29           -       194
Containers....................................             93         -         141       234
Construction and Construction Products........            904        71          59     1,034
Oil, Gas and Petrochemicals...................              1        33         134       168
All Other.....................................            432         5         167       604
                                                        -----       ---         ---     -----
    TOTAL.....................................          2,937       138         639     3,714
                                                        =====       ===         ===     =====

Major Market - 2000 (From November 24, 2000)
--------------------------------------------
(Thousands of Net Tons)
Steel Service Centers.........................             33         -          20        53
Further Conversion:
  Trade Customers.............................             64         -           6        70
  Joint Ventures..............................              -         -           2         2
Transportation (Including Automotive).........             10         3           -        13
Containers....................................              6         -          11        17
Construction and Construction Products........             66         6          10        82
Oil, Gas and Petrochemicals...................              -         2          22        24
All Other.....................................             27         1          28        56
                                                        -----       ---         ---     -----
  TOTAL.......................................            206        12          99       317
                                                        =====       ===         ===     =====

     Information on revenues and income (loss) of the Domestic Steel segment and USSK and on revenues and other income and assets by geographic area are set forth in "Financial Statements and Supplementary Data - Notes to Financial Statements - 8. Segment Information".

Property, Plant And Equipment Additions

     For property, plant and equipment additions, including capital leases, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity - Capital Expenditures" on page 31.

Employees

     The average number of active United States Steel domestic employees during 2001 was 21,078. The average number of active USSK employees during 2001 was 16,083. Currently, substantially all domestic hourly employees of our steel, coke and taconite pellet facilities are covered by a collective bargaining agreement with the USWA which expires in August 2004 and includes a no-strike provision. Other domestic hourly employees (for example, those engaged in coal mining and transportation activities) are represented by the United Mine Workers of America, USWA and other unions. In addition, most employees of USSK are represented by the union OZ Metalurg under a collective bargaining agreement expiring February 2004 , which is subject to annual wage negotiations.

Environmental Matters

     United States Steel maintains a comprehensive environmental policy overseen by the Corporate Governance and Public Policy Committee of the United States Steel Board of Directors. The Environmental Affairs organization has the responsibility to ensure that United States Steel's operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Executive Environmental Committee, which is comprised of officers of United States Steel, is charged with reviewing its overall performance with various environmental compliance programs. Also, United States Steel, largely through the American Iron and Steel Institute, continues its involvement in the development of various air, water, and waste regulations with federal, state and local governments concerning the implementation of cost effective pollution reduction strategies.

     The domestic businesses of United States Steel are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act ("CAA") with respect to air emissions; the Clean Water Act ("CWA") with respect to water discharges; the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances. In addition, all states where United States Steel operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been promulgated or in certain instances are undergoing revision. These environmental laws and regulations, particularly the CAA, could result in substantially increased capital, operating and compliance costs.

     For a discussion of environmental capital expenditures and the cost of compliance for air, water, solid waste and remediation, see "Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page 35 and "Legal Proceedings" on page 17.

     United States Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet CAA obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of United States Steel's products and services, operating results will be adversely affected. United States Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on United States Steel's competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. For further information, see "Legal Proceedings" on page 17, and "Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page 35.

     Slovak standards relative to air, water and solid waste pollution are set by statute and these standards are similar to those in the United States and the European Union. USSK is in material compliance with these standards. USSK environmental expenses in 2001 included usage fees, permit fees and/or penalties totaling approximately $5 million. There are no legal proceedings pending against USSK involving environmental matters. USSK's capital spending commitment to the Slovak government includes expenditures sufficient to bring USSK into compliance with all European Union environmental standards by 2005.

     The 1997 Kyoto Global Climate Change Agreement ("Kyoto Protocol") produced by the United Nations Convention on Climate Change, if ratified by the U.S. Senate, would require restrictions on greenhouse gas emissions in the United States. Options that could be considered by federal regulators to force the reductions necessary to meet these restrictions could escalate energy costs and thereby increase steel production costs. Until action is taken by the U.S. Senate to ratify the Kyoto Protocol, or to implement some other program to address greenhouse gas emissions, it is not possible to estimate the effect this may have on United States Steel.

Air

     The CAA imposed more stringent limits on air emissions, established a federally mandated operating permit program and allowed for enhanced civil and criminal enforcement sanctions. The principal impact of the CAA on United States Steel is on the coke-making and primary steel-making operations of United States Steel, as described in this section. The coal mining operations and sales of U.
S. Steel Mining may also be affected.

     The CAA requires the regulation of hazardous air pollutants and development and promulgation of Maximum Achievable Control Technology ("MACT") Standards. The amendment to the Chrome Electroplating MACT to include the chrome process at Gary is expected sometime in the next couple years. The U.S. Environmental Protection Agency ("EPA") is also promulgating MACT standards for integrated iron and steel plants and taconite iron ore processing which are expected to be finalized in 2002. The impact of these new standards could be significant to United States Steel, but the cost cannot be reasonably estimated until the rules are finalized.

     The CAA specifically addressed the regulation and control of coke oven batteries. The National Emission Standard for Hazardous Air Pollutants for coke oven batteries was finalized in October 1993, setting forth the MACT standard and, as an alternative, a Lowest Achievable Emission Rate ("LAER") standard. Effective January 1998, United States Steel elected to comply with the LAER standards. United States Steel believes it will be able to meet the current LAER standards. The LAER standards will be further revised in 2010 and additional health risk-based standards are expected to be adopted in 2020. EPA is in the process of developing the Phase II Coke MACT for pushing, quenching and battery stacks which is scheduled to be finalized in 2002. This MACT will impact United States Steel, but the cost cannot be reasonably estimated at this time.

     The CAA also mandates the nationwide reduction of emissions of acid rain precursors (sulfur dioxide and nitrogen oxides) from fossil fuel-fired electrical utility plants. United States Steel, like all other electricity consumers, will be impacted by increased electrical energy costs that are expected as electric utilities seek rate increases to comply with the acid rain requirements.

     In September 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and particulate matter which are significantly more stringent than prior standards. EPA has issued a Nitrogen Oxide ("NOx") State Implementation Plan ("SIP") call to require certain states to develop plans to reduce NOx emissions focusing on large utility and industrial boilers. The impact of these revised standards could be significant to United States Steel, but the cost cannot be reasonably estimated until the final revised standards and the NOx SIP call are issued and, more importantly, the states implement their SIPs covering their standards.

     In 2001, all of the coal production of U. S. Steel Mining was metallurgical coal, which is primarily used in coke production. While United States Steel believes that the new environmental requirements for coke ovens will not have an immediate effect on U. S. Steel Mining, the requirements may encourage development of steelmaking processes that reduce the usage of coke. The new ozone and particulate matter standards could be significant to U. S. Steel Mining, but the cost is not capable of being reasonably estimated until rules are proposed or finalized.

Water

     United States Steel maintains the necessary discharge permits as required under the National Pollutant Discharge Elimination System ("NPDES") program of the CWA, and it is in compliance with such permits. In 1998, United States Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act NPDES permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, United States Steel entered into a consent decree with the public trustees which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, United States Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, United States Steel will pay the public trustees $1 million at the end of the remediation project for future monitoring costs and United States Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works and is expected to cost approximately $35.2 million over the next five years. Estimated remediation and monitoring costs for this project have been accrued. In addition, United States Steel was notified by Indiana Department of Environmental Protection, acting as lead trustee for state and federal agencies, that United States Steel is a potentially responsible party ("PRP") along with 15 other companies owning property along the Grand Calumet River and Indiana Harbor Canal in an assessment of Natural Resources Damages downstream of Gary Works and at the headwaters lagoon. United States Steel and eight other PRPs formed a joint defense group which proposed terms for the settlement of this claim, that have been endorsed by representatives for the trustees and the EPA, to be included in a consent decree presently being negotiated, which United States Steel expects will resolve this claim.

Solid Waste

     United States Steel continues to seek methods to minimize the generation of hazardous wastes in its operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks. Corrective action under RCRA related to past waste disposal activities is discussed below under "Remediation."


Remediation

     A significant portion of United States Steel's currently identified environmental remediation projects relate to the remediation of former and present operating locations. These projects include the remediation of the Grand Calumet River (discussed above), and the closure and remediation of permitted hazardous and non-hazardous waste landfills.

     United States Steel is also involved in a number of remedial actions under CERCLA, RCRA and other federal and state statutes, and it is possible that additional matters may come to its attention which may require remediation. For a discussion of remedial actions related to United States Steel, see "Legal Proceedings - Environmental Proceedings" on page 18.

Item 2.  PROPERTIES

         United States Steel or its predecessors have owned the vast majority of the domestic properties at least 30 years with no material adverse claim asserted. In the case of the real property and buildings of USSK, certified copies of the property registrations were obtained and examined by local counsel prior to the acquisition.

         Several steel production facilities are leased. The caster facility at Fairfield, Alabama is subject to a lease expiring in 2012 with an option to purchase or to extend the lease. A coke battery at Clairton, Pennsylvania, which is subleased to the Clairton 1314B Partnership, is subject to a lease through 2004 with an option to purchase. The office space in Pittsburgh, Pennsylvania used by United States Steel is leased through 2018.

         For property, plant and equipment additions, including capital leases, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.  LEGAL PROCEEDINGS

         United States Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are included below in this discussion. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the financial statements. However, management believes that United States Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

Asbestos Litigation

         United States Steel has been and is a defendant in a large number of cases in which plaintiffs allege injury resulting from exposure to asbestos. Many of these cases involve multiple plaintiffs and most have multiple defendants. These claims fall into three major groups: (1) claims made under certain federal and general maritime law by employees of the Great Lakes Fleet or Intercoastal Fleet, former operations of United States Steel; (2) claims made by persons who performed work at United States Steel facilities; and (3) claims made by industrial workers allegedly exposed to an electrical cable product formerly manufactured by United States Steel. To date all actions resolved have been either dismissed or settled for immaterial amounts. It is not possible to predict with certainty the outcome of these matters; however, based upon present knowledge, management believes that it is unlikely that the resolution of the remaining actions will have a material adverse effect on our financial condition. This statement of belief is a forward-looking statement. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in this forward-looking statement.

Inland Steel Patent Litigation

         In July 1991, Inland Steel Company ("Inland") filed an action against United States Steel and another domestic steel producer alleging defendants had infringed two of Inland's steel-related patents. Inland sought monetary damages and an injunction against future infringement. In response to this action, United States Steel and the other producer challenged the validity of the patents under United States Patent Office procedures. In this proceeding, the Patent Office rejected all of Inland's patent claims. Inland appealed the decision and on September 19, 2001, the Court of Appeals for the Federal Circuit affirmed the decision of the Patent Office. This decision resolves the matter in United States Steel's favor.

Environmental Proceedings

     The following is a summary of the proceedings of United States Steel that were pending or contemplated as of December 31, 2001, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters. Claims under CERCLA and related state acts have been raised with respect to the cleanup of various waste disposal and other sites. CERCLA is intended to expedite the cleanup of hazardous substances without regard to fault. Primary responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several. Because of various factors including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the time period during which such costs may be incurred, it is impossible to reasonably estimate United States Steel's ultimate cost of compliance with CERCLA.

     Projections, provided in the following paragraphs, of spending for and/or timing of completion of specific projects are forward-looking statements. These forward-looking statements are based on certain assumptions including, but not limited to, the factors provided in the preceding paragraph. To the extent that these assumptions prove to be inaccurate, future spending for, or timing of completion of environmental projects may differ materially from those stated in forward-looking statements.

     At December 31, 2001, United States Steel had been identified as a PRP at a total of 19 CERCLA sites. Based on currently available information, which is in many cases preliminary and incomplete, management believes that United States Steel liability for cleanup and remediation costs in connection with 7 of these sites will be between $100,000 and $1 million per site and 8 will be under $100,000.

     At the remaining 4 sites, management expects that United States Steel's share in the remaining cleanup costs at any single site will not exceed $5 million, although it is not possible to accurately predict the amount of sharing in any final allocation of such costs. The following is a summary of the status of these sites:

     1. At the former Duluth, Minnesota Works, United States Steel spent a total of approximately $11.4 million for cleanup through 2001. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on the EPA's National Priorities List. The Duluth Works cleanup has proceeded since 1989. United States Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable.

     2. The D'Imperio/Ewan sites in New Jersey are waste disposal sites where a former subsidiary allegedly disposed of used paint and solvent wastes. United States Steel has entered into a settlement agreement with the major PRPs at the sites which fixes United States Steel's share of liability at approximately $1.2 million, $624,000 of which has already paid. The balance, which is expected to be paid over the next several years, has been accrued.

     3. In 1988, United States Steel and three other PRPs agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which United States Steel paid $3.4 million. The EPA has indicated that further remediation of this site may be required in the future, but it has not conducted any assessment or investigation to support what remediation would be required. In October 1991, the Pennsylvania Department of Environmental Resources ("PaDER') placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation ("RI") which was issued in 1997. It is not possible to estimate accurately the cost of any remediation or the shares in any final allocation formula; however, based on presently available information, United States Steel may have been responsible for as much as 70% of the waste material deposited at the site. On October 10, 1995, the U.S. Department of Justice ("DOJ") filed a complaint in the U.S. District Court for Western Pennsylvania against United States Steel and other Municipal & Industrial Disposal Co. defendants to recover alleged costs incurred at the site. In June 1996, United States Steel agreed to pay $245,000 to settle the government's claims for costs against it, American Recovery, and Carnegie Natural Gas. In 1996, United States Steel filed a cost recovery action against parties who did not contribute to the cost of the removal activity at the site. United States Steel reached a settlement in principle with all of the parties except the site owner. PaDER issued its Final Feasibility Study Report for the entire site in August 2001. The report identifies and evaluates feasible remedial alternatives and selects three preferred alternatives. These alternatives are estimated to cost from $17 million to $20 million. Consultants for United States Steel have concluded that a less costly alternative should be employed at the site, which is estimated to cost $5.5 million. Based on the allocation of the liability that has been recognized for the past site cleanup activities, the United States Steel share of costs for this remedy would be approximately $3.7 million. United States Steel is in the process of negotiating a consent decree with the Pennsylvania Department of Environmental Protection ("PADEP", formerly PaDER). United States Steel has submitted a conceptual remediation plan, which PADEP has approved. United States Steel will be submitting a remedial design plan based on the remediation plan. PADEP is also seeking reimbursement for approximately $2 million in costs. United States Steel could potentially be held responsible for an undetermined share of those costs.

     In addition, there are 13 sites related to United States Steel where information requests have been received or there are other indications that United States Steel may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof.

     There are also 34 additional sites related to United States Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 5 of these sites will be under $100,000 per site, another 2 sites have potential costs between $100,000 and $1 million per site, and 8 sites may involve remediation costs between $1 million and $5 million. Another 3 sites, including the Grand Calumet River remediation at Gary Works, the Peters Creek Lagoon remediation at Clairton, and the potential claim for investigation, restoration and compensation of injuries to sediments in the East Branch of the Grand Calumet River near Gary Works, have or are expected to have costs for remediation, investigation, restoration or compensation in excess of $5 million. Potential costs associated with remediation at the remaining 16 sites are not presently determinable.

     The following is a discussion of remediation activities at the major domestic United States Steel facilities:

Gary Works

     In 1998, United States Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act NPDES permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, United States Steel entered into a consent decree with the public trustees which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. United States Steel will pay the public trustees $1 million at the end of the remediation project for future monitoring costs, and United States Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with the EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. In 1999, United States Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, United States Steel purchased properties which were conveyed to the trustees. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works and is expected to cost approximately $35.2 million over the next five years. Estimated remediation and monitoring costs for this project have been accrued.

     In October 1996, United States Steel was notified by the Indiana Department of Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a Natural Resources Damages Assessment. United States Steel was identified as a PRP along with 15 other companies owning property along the river and harbor canal. United States Steel and eight other PRPs have formed a joint defense group. In 2000, the trustees concluded their assessment of sediment injuries, which includes a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim which have been endorsed by representatives of the trustees and the EPA to be included in a consent decree that United States Steel expects to resolve this claim.

     On October 23, 1998, a final Administrative Order on Consent was issued by EPA addressing Corrective Action for Solid Waste Management Units throughout Gary Works. This order requires United States Steel to perform a RCRA Facility Investigation ("RFI") and a Corrective Measure Study ("CMS") at Gary Works. The Current Conditions Report, United States Steel's first deliverable, was submitted to EPA in January 1997 and was approved by EPA in 1998. The First Phase 1 RFI Work Plan, for facility wide groundwater issues, was approved and sampling began in 2001. Phase I Sampling and Analysis Plans for the Process Sewers, Sheet and Tin, East Lake/East End, the West End and the Coke Plant areas have been submitted to EPA and are expected to be approved by EPA in 2002.

     IDEM issued notices of violation ("NOVs") relating to Gary Works in 1994 alleging various violations of air pollution requirements. In early 1996, United States Steel paid a $6 million penalty and agreed to install additional pollution control equipment and to implement environmental protection programs over a period of several years. A substantial portion of these programs has been implemented, with expenditures through 2001 of approximately $101 million. The cost to complete these programs is presently indeterminable. In 1999, United States Steel entered into an agreed order with IDEM to resolve outstanding air issues. United States Steel paid a penalty of $207,400 and installed equipment at the No. 8 Blast Furnace and the No. 1 BOP to reduce air emissions. In November 1999, IDEM issued an NOV alleging various air violations at Gary Works. An agreed order is being negotiated.

Clairton

     In 1987, United States Steel and the PaDER entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required United States Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, United States Steel and the PaDER reached agreement to amend the Consent Order. Under the amended Order, United States Steel agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $9.9 million with another $1.1 million presently projected to complete the project.

Fairless Works

     In January 1992, United States Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to the RCRA, under which United States Steel would perform a RFI and a CMS at Fairless Works. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. The RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at Fairless Works.

Fairfield Works

        In December 1995, United States Steel reached an agreement in principle with the EPA and the DOJ with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by United States Steel, the EPA and the DOJ and filed with the court on December 11, 1997, under which United States Steel will pay a civil penalty of $1 million, implement two SEPs costing a total of $1.75 million and implement a RCRA corrective action at the facility. One SEP was completed during 1998 at a cost of $250,000. The second SEP is under way. As of February 22, 2000, the Alabama Department of Environmental Management assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of the EPA. The first RFI work plan for the site was submitted for agency approval in the first quarter of 2001.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A description of the matters voted upon by the shareholders of USX Corporation at an October 25, 2001 special meeting was reported in USX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

        The principal market on which United States Steel common stock is traded is the New York Stock Exchange. United States Steel common stock is also traded on the Chicago Stock Exchange and the Pacific Exchange. Information concerning the high and low sales price for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in "Selected Quarterly Financial Data (Unaudited)" on page F-28.

        As of January 31, 2002, there were 52,117 registered holders of United States Steel common stock.

        The Board of Directors intends to declare and pay dividends on United States Steel common stock based on the financial condition and results of operations of United States Steel, although it has no obligation under Delaware law or the United States Steel Certificate of Incorporation to do so. After the Separation, United States Steel established an initial quarterly dividend rate of $0.05 per share effective with the March 2002 payment. Dividends on United States Steel common stock are limited to legally available funds.

Item 6.  SELECTED FINANCIAL DATA/(a)/

Dollars in millions (except per share data)          2001     2000     1999    1998    1997
--------------------------------------------------------------------------------------------
Statement of Operations Data:
  Revenues and other income/(b)(c)/...............  $6,375   $6,132   $5,470  $6,477  $7,156
  Income (loss) from operations/(d)/..............    (405)     104      150     579     773
  Income (loss) before extraordinary losses/(d)/..    (218)     (21)      51     364     452
  Net income (loss)/(d)/..........................  $ (218)  $  (21)  $   44  $  364  $  452

--------------------------------------------------------------------------------------------
Per Common Share Data
  Income (loss) before extraordinary losses/(e)/
    - basic and diluted...........................  $(2.45)  $ (.24)  $  .57  $ 4.08  $ 5.07
  Net income (loss)/(e)/- basic and diluted.......   (2.45)    (.24)     .49    4.08    5.07
  Dividends paid/(f)/.............................     .55     1.00     1.00    1.00    1.00

--------------------------------------------------------------------------------------------
Balance Sheet Data - December 31:
  Total assets....................................   8,337    8,711    7,525   6,749   6,694

  Capitalization:
    Notes payable.................................  $    -   $   70   $    -  $   13  $   13
    Long-term debt including amount
      due within one year/(g)/....................   1,466    2,375      915     476     510
    Preferred stock of subsidiary/(h)/............       -       66       66      66      66
    Trust Preferred Securities/(h)/...............       -      183      183     182     182
    Stockholders' equity..........................   2,506    1,919    2,056   2,093   1,782
                                                    ------   ------   ------  ------  ------
       Total capitalization.......................  $3,972   $4,613   $3,220  $2,830  $2,553
--------------------------------------------------------------------------------------------

/(a)/ See Notes 1 and 2 to the Financial Statements for discussion of the Basis of Presentation and the December 31, 2001 Separation from Marathon.
/(b)/ Consists of revenues, dividend and investee income (loss), net gains on disposal of assets, gain on investee stock offering and other income
      (loss).
/(c)/ For discussion of changes between the years 2001, 2000 and 1999, see
      Management's Discussion and Analysis of Financial Condition and Results of Operations. The decreases in revenues and other income from 1997 to 1998 and 1998 to 1999 were primarily due to decreases in average realized prices, lower shipment volumes and lower income from equity investees.
/(d)/ For discussion of changes between the years 2001, 2000 and 1999, see
      Management's Discussion and Analysis of Financial Condition and Results of Operations. The decrease from 1998 to 1999 was primarily due to lower average steel prices, lower income from raw materials operations, an unfavorable product mix, higher pension costs and unfavorable results from equity investees. The decrease from 1997 to 1998 was primarily due to lower average realized prices, lower shipment volumes, less efficient operating levels at the plants, and lower income from equity investees.
/(e)/ Earnings per share for all years is based on the outstanding common shares at December 31, 2001. See Note 20 to the Financial Statements.
/(f)/ Represents dividends paid per share on USX-U. S. Steel Group common stock. /(g)/ The decrease in long-term debt from 2000 to 2001 was primarily due to transactions related to the Separation, including the $900 million value transfer. For further discussion, see Note 2 to the Financial Statements. The increase in long-term debt from 1999 to 2000 was primarily due to cash used in operating activities of $627 million and the $325 million of debt included in the acquisition of USSK. For discussion of cash used in operating activities in 2000, see Management's Discussion and Analysis of Financial Condition and Results of Operations.
/(h)/ See Note 18 to the Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On December 31, 2001, in a tax-free transaction, Marathon Oil Corporation ("Marathon"), formerly USX Corporation, converted each share of its USX-U. S. Steel Group class of common stock ("Steel Stock") into the right to receive one share of United States Steel Corporation common stock ("Separation"). The net assets of United States Steel on December 31, 2001 were approximately the same as the net assets attributable to Steel Stock at the time of the Separation, except for a value transfer of $900 million in the form of additional net debt and other financings retained by Marathon. During the last six months of 2001, United States Steel completed a number of financings so that, upon the Separation, the net debt and other financings of United States Steel on a stand-alone basis were approximately equal to the net debt and other financings attributable to the Steel Stock less the value transfer and the tax settlement with Marathon. For further information on the Separation, see Notes 1 and 2 of the Financial Statements.

         United States Steel's Domestic Steel segment is engaged in the production, sale and transportation of steel mill products, coke, taconite pellets and coal; the management of mineral resources; real estate development; and engineering and consulting services. The U. S. Steel Kosice ("USSK") segment, primarily located in the Slovak Republic, produces and sells steel mill products and coke mainly for the Central European market. Certain business activities are conducted through joint ventures and partially owned companies, such as USS-POSCO Industries LLC ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Clairton 1314B Partnership L.P., Republic Technologies International, LLC ("Republic") and Rannila Kosice, s.r.o. Management's Discussion and Analysis should be read in conjunction with United States Steel's Financial Statements and Notes to Financial Statements.

         On March 1, 2001, United States Steel completed the purchase of the tin mill products business of LTV Corporation ("LTV"), which is now operated as East Chicago Tin. In this noncash transaction, United States Steel assumed certain employee-related obligations from LTV. See Note 5 to the Financial Statements.

         On March 23, 2001, Transtar, Inc. ("Transtar") completed a reorganization with its two voting shareholders, United States Steel and Transtar Holdings, L.P. ("Holdings"), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, United States Steel became sole owner of Transtar and certain of its subsidiaries, including several rail and barge operations. Holdings became owner of the other operating subsidiaries of Transtar. Transtar provides rail and barge transportation services to a number of United States Steel's facilities as well as other customers in the steel, chemicals, and forest products industries. See Note 5 to the Financial Statements.

         Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel. These statements typically contain words such as "anticipates," "believes," "estimates," "expects" or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of United States Steel, see Supplementary Data - Disclosures About Forward-Looking Information.

Critical Accounting Policies and Estimates

         Management's discussion and analysis of its financial condition and results of operations are based upon United States Steel's financial statements, which have been prepared in accordance with accounting standards generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end, and the reported amount of revenues and expenses during the year. Management regularly evaluates these estimates, including those related to the carrying value of property, plant and equipment, valuation allowances for receivables, inventories and deferred income tax assets; liabilities for deferred income taxes, potential tax deficiencies, environmental obligations, potential litigation claims and settlements; and assets and obligations related to employee benefits. Management estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results may differ materially from current expectations under different assumptions or conditions.

     Management believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the financial statements.

Depreciation - United States Steel records depreciation primarily using a modified straight-line method based upon estimated lives of assets and production levels. The modification factors for domestic steel producing assets range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level. Depreciation charges for 2001, 2000 and 1999 were 85%, 94% and 99%, respectively, of straight-line depreciation based on production levels for each of the years. For certain equipment related to railroad operations, depreciation is recorded on the straight-line method, utilizing a composite or grouped approach, based on estimated lives of assets.

Asset Impairments - United States Steel evaluates the impairment of its property, plant and equipment on an individual asset basis or by logical groupings of assets. Asset impairments are recognized when the carrying value of those productive assets exceed their aggregate projected undiscounted cash flows. If future demand and market conditions are less favorable than those projected by management, additional asset write-downs may be required.

Allowances for Doubtful Accounts - United States Steel maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories - United States Steel determines the cost of inventories primarily under the last-in, first-out ("LIFO") method. Consequently, the overall carrying value of inventories is significantly less than the replacement cost. United States Steel writes down inventories for the difference between the carrying value of the inventories and the estimated market value on a worldwide basis. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

Deferred Taxes - United States Steel records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. While United States Steel has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that United States Steel were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should United States Steel determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the valuation allowance for deferred tax assets would be charged to income in the period such determination was made.

     United States Steel makes no provision for deferred U.S. income taxes on the undistributed earnings of USSK and other consolidated foreign subsidiaries because management intends to permanently reinvest such earnings in foreign operations. If circumstances change and it is determined that earnings will be remitted in the foreseeable future, a charge would be required to record the U.S. deferred tax liability for the amounts planned to be remitted.

Liabilities for Potential Tax Deficiencies - United States Steel records liabilities for potential tax deficiencies. These liabilities are based on management's judgment of the risk of loss should those items be challenged by taxing authorities. In the event that United States Steel were to determine that tax-related items would not be considered deficiencies or that items previously not considered to be potential deficiencies could be considered as potential tax deficiencies (as a result of an audit, tax ruling or other positions or authority) an adjustment to the liability would be recorded through income in the period such determination was made.

Environmental Remediation - United States Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. United States Steel regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination was made.

Accruals for Potential Litigation Claims and Settlements - United States Steel records accruals for potential litigation claims and settlements when legal counsel advises that an obligation is probable and reasonably estimable. Changes in findings and negotiations as the cases progress cause changes in the recorded accruals.

Pensions and Other Postretirement Benefits ("OPEB") - Net pension and OPEB expense recorded for pension and other postretirement benefits are based on, among other things, assumptions of the discount rate, estimated return on plan assets, salary increases, the mortality of participants and the current level and escalation of health care costs in the future. Changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of United States Steel's plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year.

Management's Discussion and Analysis of Income

     Due to the capital intensive nature of integrated steel production, the principal drivers of United States Steel's financial results are price, volume and mix. To the extent that these factors are affected by industry conditions and the overall economic climate, revenues and income will reflect such conditions.

     Revenues and Other Income for each of the last three years are summarized in the following table:

     (Dollars in millions)                         2001    2000     1999
     -------------------------------------------------------------------
     Revenues by product:
      Sheet and semi-finished steel products...  $3,163  $3,288   $3,433
      Tubular products.........................     755     754      221
      Plate and tin mill products..............   1,273     977      919
      Raw materials (coal, coke and iron ore)..     485     626      549
      Other/(a)/...............................     610     445      414
     Income (loss) from investees..............      64      (8)     (89)
     Net gains on disposal of assets...........      22      46       21
     Other income..............................       3       4        2
                                                 ------  ------   ------
       Total revenues and other income.........  $6,375  $6,132   $5,470
     -------------------------------------------------------------------

     /(a)/ Includes revenue from the sale of steel production by-products, real estate development, resource management, and engineering and consulting services and, beginning in 2001, transportation services.

     Total revenues and other income increased by $243 million in 2001 from 2000 primarily due to the inclusion of USSK revenues for the full year, the inclusion of Transtar revenues following the reorganization and higher income from investees relating to the gain on the Transtar reorganization, partially offset by lower domestic shipment volumes (domestic steel shipments decreased 955,000 tons) and lower average domestic steel product prices (average prices decreased $23 per ton). Total revenues and other income in 2000 increased by $662 million from 1999 primarily due to the consolidation of Lorain Tubular effective January 1, 2000, higher average realized prices, particularly tubular product prices, and lower losses from investees, which, in 1999, included a $47 million charge for the impairment of United States Steel's investment in USS/Kobe Steel Company ("USS/Kobe").

     Income (loss) from operations for United States Steel for the last three years was/(a)/:

     (Dollars in millions)                                                 2001    2000    1999
     ------------------------------------------------------------------------------------------
     Segment income (loss) for Domestic Steel........................     $(461)  $  98   $ 115
     Segment income for U. S. Steel Kosice...........................       123       2       -
                                                                          -----   -----   -----
        Income (loss) from reportable segments.......................     $(338)  $ 100   $ 115
     Net pension credits.............................................       146     266     193
     Costs related to former businesses/(b)/.........................       (76)    (86)    (83)
     Administrative expenses.........................................       (22)    (25)    (17)
                                                                          -----   -----   -----
        Total........................................................     $(290)  $ 255   $ 208
     Other items not allocated to segment income:
      Gain on Transtar reorganization................................        68       -       -
      Insurance recoveries related to USS-POSCO fire/(c)/............        46       -       -
      Asset impairments - trade receivables..........................      (100)     (8)      -
                        - other receivables..........................       (46)      -       -
      Impairment and other costs related to
       investments in equity investees...............................         -     (36)    (54)
      Loss on investment used to satisfy indexed
       debt obligations/(d)/.........................................         -       -     (22)
      Costs related to Fairless shutdown.............................       (38)      -       -
      Costs related to Separation....................................       (25)      -       -
      Asset impairments - intangible assets..........................       (20)      -       -
                        - coal.......................................         -     (71)      -
      Environmental and legal contingencies..........................         -     (36)    (17)
      Voluntary early retirement program
       pension settlement............................................         -       -      35
                                                                          -----   -----   -----
        Total income (loss) from operations..........................     $(405)  $ 104   $ 150
     ------------------------------------------------------------------------------------------

     /(a)/ Certain amounts have been removed from segment income and appear in items not allocated to segments for consistency with current-year presentation method.
     /(b)/ Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of United States Steel.
     /(c)/ In excess of facility repair costs.
     /(d)/ For further details, see Note 6 to the Financial Statements.

Segment income (loss) for Domestic Steel

     Domestic Steel operations recorded a segment loss of $461 million in 2001 versus segment income of $98 million in 2000, a decrease of $559 million. The decrease in segment income was primarily due to lower prices, primarily for sheet products, lower domestic shipment volumes which resulted in less efficient operating rates and higher unit costs, lower income from coke and taconite pellet operations, lower results from tin operations during the phase out of operations at Fairless and higher than anticipated start-up and operating expenses associated with the March acquisition of East Chicago Tin, and business interruption effects at USS-POSCO following the cold mill fire in May, some of which were offset by insurance recoveries already received in the second half of 2001. Offsetting these decreases were improved results from coal operations due to improved operating and geological conditions as well as higher tubular prices during the first half of 2001.

     Segment income for Domestic Steel operations in 2000 decreased $17 million from 1999. The decrease in segment income for Domestic Steel was primarily due to lower throughput, lower income from raw materials operations, particularly coal operations, and lower sheet shipments resulting from high levels of imports.

Segment income for U. S. Steel Kosice

     USSK segment income for the full-year 2001 was $123 million compared to $2 million in 2000 for the period following United States Steel's acquisition of USSK on November 24, 2000. The increase is primarily due to United States Steel's full year of ownership, changes in commercial strategy, strong customer focused marketing and a favorable cost structure.

Items not allocated to segments:

     Net periodic pension credits, which are primarily noncash, totaled $120 million in 2001, $273 million in 2000 and $234 million in 1999. The decrease of $153 million in the net periodic pension credit from 2000 to 2001 was primarily due to the $69 million effect of the transition asset being fully amortized in 2000 and an unfavorable change in the amortization of actuarial (gains)/losses. The increase of $39 million from 1999 to 2000 was primarily due to a favorable change in the amortization of actuarial (gains)/losses. Net periodic pension credits in 2001 and 1999 include settlement and termination effects. For additional information on pensions, see Note 12 to the Financial Statements.

     Gain on Transtar reorganization represents United States Steel's share of the gain in 2001. Because this was a transaction with a noncontrolling shareholder, Transtar, Inc. recognized a gain by comparing the carrying value of the businesses sold to their fair value. See Note 5 to Financial Statements.

     Insurance recoveries related to USS-POSCO fire represent United States Steel's share of insurance recoveries in excess of facility repair costs for the cold-rolling mill fire at USS-POSCO in 2001.

     Asset impairments - Trade Receivables were for charges related to receivables exposure from financially distressed steel companies, primarily Republic, in 2000 and 2001.

     Asset impairments - Other Receivables were for charges related to retiree medical cost reimbursements owed by Republic in 2001.

     In 2000, impairment and other costs related to investments in equity investees totaled $36 million to establish reserves against notes from Republic and to represent United States Steel's share of Republic special charges which resulted from the completion of a financial restructuring of Republic. In 1999, impairment and other costs related to investments in equity investees totaled $54 million related to the impairment of United States Steel's investment in USS/Kobe, costs related to the formation of Republic and other non-recurring equity investee charges.

     Income from operations in 1999 also included a loss on investment used to satisfy indexed debt obligations of $22 million from the termination of ownership in RTI International Metals, Inc. ("RTI"). For further discussion, see
Note 6 to the Financial Statements.

     Costs related to Fairless shutdown resulted from the permanent shutdown of the cold rolling and tin mill facilities at Fairless Works in 2001.

     Costs related to the Separation were for United States Steel's share of professional fees and expenses and certain other costs directly attributable to the Separation in 2001.

     Asset impairments - Intangible Asset was for the impairment of an intangible asset in 2001 related to the five-year agreement for LTV to supply United States Steel with pickled hot bands entered into in conjunction with the acquisition of LTV's tin mill products business.

     Asset impairments - Coal was for asset impairments at coal mines in Alabama and West Virginia in 2000 following a reassessment of long-term prospects after adverse geological conditions were encountered.

     Environmental and legal contingencies relate to certain environmental and legal accruals in 2000 and 1999.

     The voluntary early retirement program pension settlement in 1999 relates to a favorable pension settlement primarily related to salaried employees.

     Selling, general and administrative expenses increased by $315 million in 2001 as compared to 2000. The increase was due to several factors, including the $153 million decrease in the net periodic pension credit previously discussed. Other contributing factors were the increase in costs in 2001 as a result of the USSK acquisition and the reorganization of Transtar, Separation costs and the impairment of retiree medical cost reimbursements owed by Republic. The increase in selling, general and administrative expenses of $60 million from 1999 to 2000 was primarily due to a $42 million decrease in the portion of the net periodic pension credit recorded in selling, general and administrative expenses, as well as increased costs following the acquisition of USSK.

     Net interest and other financial costs for each of the last three years are summarized in the following table:

     (Dollars in millions)                        2001   2000   1999
     ---------------------------------------------------------------
     Net interest and other financial costs....  $ 141  $ 105  $  74
     Plus:
      Favorable adjustment to
       carrying value of Indexed Debt/(a)/.....      -      -     13
      Favorable adjustment to
       interest related to prior years' taxes..     67      -      -
                                                 -----  -----  -----
     Net interest and other financial costs
      adjusted to exclude above item...........  $ 208  $ 105  $  87
     ---------------------------------------------------------------

     /(a)/In December 1996, USX issued $117 million of 6-3/4% Exchangeable Notes
          Due February 1, 2000 ("Indexed Debt") indexed to the price of RTI common stock. The carrying value of Indexed Debt was adjusted quarterly to settlement value, based on changes in the value of RTI common stock. Any resulting adjustment was credited to income and included in interest and other financial costs. For further discussion of Indexed Debt, see Note 6 to the Financial Statements.

     Adjusted net interest and other financial costs increased by $103 million in 2001 as compared with 2000. This increase was largely due to higher average debt levels, which resulted from negative cash flow and the elective funding for employee benefits and the acquisition of USSK, both of which occurred in the fourth quarter of 2000. Adjusted net interest and other financial costs increased $18 million in 2000 as compared with 1999, primarily due to higher average debt levels.

     The credit for income taxes in 2001 was $328 million primarily as a result of higher losses from operations. The credit included a $33 million deferred tax benefit associated with the Transtar reorganization. In addition, as a result of Slovak Republic laws regarding tax credits and certain tax planning strategies to permanently reinvest earnings in foreign operations, virtually no income tax provision is recorded for USSK income. If circumstances change and it is determined that earnings will be remitted in the foreseeable future, a charge would be required to record the U.S. deferred tax liability for the amounts planned to be remitted. The provision for income taxes in 2000 decreased $5 million compared to 1999 primarily due to a decline in income from operations, partially offset by higher state income taxes as certain previously recorded state tax benefits will not be utilized. See also Note 14 to the Financial Statements.

     The extraordinary loss on extinguishment of debt of $7 million, net of income tax benefit, in 1999 included a $5 million loss resulting from the satisfaction of the indexed debt and a $2 million loss for United States Steel's share of Republic's extraordinary loss related to the early extinguishment of debt. See also Note 6 to the Financial Statements.

Management's Discussion and Analysis of Operations

     The year 2001 turned out to be an extremely difficult one for the domestic steel industry. Steel imports to the United States accounted for an estimated 24%, 27% and 26% of the domestic steel market for 2001, 2000 and 1999, respectively. In 2001, imports of steel pipe increased 9% and imports of hot rolled sheets decreased 59%, compared to 2000.

     Injurious levels of imports continued to disrupt an already weakened market in which domestic steel consumption plummeted from an annualized rate of 119 million tons in the first half to 98 million tons in the fourth quarter. The 3% average growth in the domestic economy predicted by economists never materialized - largely due to a worldwide economic recession in the second half and the impact of the September 11 tragedies. Contributing to the decline in net income was a decrease in average realized domestic prices of 5% compared to the 2000 average and higher unit costs due to depressed production levels at all of our domestic plants.

     Total shipments from the Domestic Steel segment were 9.8 million tons in 2001, 10.8 million tons in 2000 and 10.6 million tons in 1999, and comprised approximately 9.9% of the domestic steel market in 2001. Domestic Steel shipments in 2001 were affected by a weak domestic economy, which reduced demand for sheet, plate and tubular products. Shipments in 1999 were reduced because of weak tubular markets. High import levels impacted all three years. Exports accounted for approximately 5% of our shipments from Domestic Steel in 2001, 5% in 2000 and 3% in 1999.

     USSK shipments were 3.7 million net tons in 2001 and 0.3 million net tons in 2000 in the short period following the acquisition.

     Domestic raw steel production was 10.1 million tons in 2001, compared with
11.4 million tons in 2000 and 12.0 million tons in 1999. Domestic raw steel production averaged 79% of capability in 2001, compared with 89% of capability in 2000 and 94% of capability in 1999. In 2001, domestic raw steel production was negatively impacted by poor economic conditions and the high level of imports. In 2000, domestic raw steel production was negatively impacted by a planned reline at the Gary Works No. 4 blast furnace in July 2000. Because of market conditions, United States Steel limited its domestic production by keeping the Gary Works No. 4 blast furnace out of service until February 2001. Because of market conditions, United States Steel curtailed its domestic production by keeping the Gary Works No. 6 blast furnace out of service until February 1999, after a scheduled reline was completed in mid-August 1998. United States Steel's stated annual domestic raw steel production capability was 12.8 million tons in 2001, 2000 and 1999.

     USSK raw steel production was 4.1 million tons in 2001, or 81% of USSK's stated annual raw steel production capability of 5.0 million net tons.

     On November 13, 2000, United States Steel joined with eight other producers and the Independent Steelworkers Union to file trade cases against hot-rolled carbon steel flat products from 11 countries (Argentina, India, Indonesia, Kazakhstan, the Netherlands, the People's Republic of China, Romania, South Africa, Taiwan, Thailand and Ukraine). Three days later, the USWA also entered the cases as a petitioner. Antidumping ("AD") cases were filed against all the countries and countervailing duty ("CVD") cases were filed against Argentina, India, Indonesia, South Africa, and Thailand. The U.S. Department of Commerce ("Commerce") has found margins in all of the cases. The International Trade Commission ("ITC") had previously found material injury to the domestic industry in the cases against Argentina and South Africa, and, on November 2, 2001, the ITC found material injury to the domestic industry in the cases against the remaining countries.

     On September 28, 2001, United States Steel joined with seven other producers to file trade cases against cold-rolled carbon steel flat products from 20 countries (Argentina, Australia, Belgium, Brazil, China, France, Germany, India, Japan, Korea, Netherlands, New Zealand, Russia, South Africa, Spain, Sweden, Taiwan, Thailand, Turkey, and Venezuela). AD cases were filed against all the countries and CVD cases were filed against Argentina, Brazil, France, and Korea. On November 13, 2001, the ITC determined that there is a reasonable indication that the U.S. industry is materially injured or threatened with material injury by reason of the imports in question. These cases will be the subject of continuing investigations at both Commerce and the ITC.

     United States Steel believes that the remedies provided by AD and CVD cases are insufficient to correct the widespread dumping and subsidy abuses that currently characterize steel imports into our country and has, therefore, urged the U.S. government to take actions such as those in President Bush's three-part program to address the excessive imports of steel that have been depressing markets in the United States. United States Steel, nevertheless, intends to file additional AD and CVD petitions against unfairly traded imports that adversely impact, or threaten to adversely impact, the results of United States Steel.

     On March 5, 2002, President Bush announced his decision in response to the prior finding of the ITC under Section 201 that imports were a substantial cause of serious injury to the domestic steel industry. Slab imports will be subject to a quota of 5.4 million metric tons in the first year on product shipped from countries other than Canada and Mexico, with excess imports subject to a tariff of 30%. The annual quota increases to 5.9 million metric tons in the second year and 6.4 million metric tons in the third year. Imports of finished carbon and alloy steel products (hot rolled, cold rolled, coated, plate and tin mill products) from developed countries will be subject to a 30% tariff in the first year, decreasing to 24% and 18% in the second and third years, respectively. Imports of these finished products from developing countries will be subject to an anti-surge mechanism to ensure they do not substantially increase their shipments from historic levels. Imports of finished flat-rolled products from Canada and Mexico are not subject to the import remedies announced by the President. The tariffs and quotas are effective as of March 20, 2002. An import licensing program applicable to imports covered by the above remedies will be implemented. The application of the remedies is subject to various specific product exclusions. The People's Republic of China has filed a challenge to President Bush's action with the World Trade Organization and other nations have indicated that they also intend to do so or to take other actions responding to the Section 201 remedies.

Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

     Current assets at year-end 2001 decreased $644 million from year-end 2000 primarily due to the settlement in 2001 of the $364 million income tax receivable from Marathon established in 2000, decreased trade receivables including receivables subject to a security interest, and a decrease in cash and cash equivalents. The proceeds from the settlement of the income tax receivable from Marathon were used to reduce debt attributed to United States Steel.

     Investments and long-term receivables decreased $93 million from year-end 2000 primarily due to the reorganization of Transtar in March of 2001, which converted an equity method investee into a consolidated subsidiary.

     Net property, plant and equipment at year-end 2001 increased $345 million from year-end 2000 primarily due to the Transtar reorganization and the acquisition of East Chicago Tin, which were noncash transactions.

     Current liabilities at year-end 2001 decreased $132 million from year-end 2000 primarily due to a decrease in accounts payable and long-term debt due within one year, partially offset by an increase in accrued taxes and amounts payable to Marathon in connection with the Separation.

     Total long-term debt and notes payable at December 31, 2001 was $1,434 million, $802 million lower than year-end 2000. The decrease in debt was primarily due to the $900 million value transfer from Marathon and the receipt of $819 million of favorable tax settlements with Marathon; partially offset by negative operating cash flow of $150 million absent the Marathon tax settlements, net cash used in investing activities of $239 million, debt repayments of $370 million and dividends paid of $57 million.

     Employee benefit liabilities at December 31, 2001 increased $241 million from year-end 2000 of which $152 million reflected mergers of liabilities associated with the Transtar reorganization, the acquisition of LTV tin mill properties and medical expenses of former Lorain Works retirees paid by United States Steel which are pending collection under Republic bankruptcy proceedings. The remainder of the increase was primarily due to ongoing accruals in excess of cash payments from company assets. Following the elective $500 million Voluntary Employee Benefit Association ("VEBA") funding in the fourth quarter of 2000, which decreased the employee benefits liability, most union retiree medical claims are being paid from the VEBA instead of company assets.

     Preferred stock of subsidiary and mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely junior subordinated convertible debentures decreased $66 million and $183 million, respectively, from year-end 2000 in connection with the Separation. These amounts were previously attributed to United States Steel under the Marathon capital structure.

     Net cash provided from operating activities of $669 million increased in 2001 compared to 2000. The increase was primarily due to the receipt of favorable intergroup tax settlements from Marathon totaling $819 million in the 2001 period compared to a favorable intergroup settlement of $91 million in the 2000 period and the absence of a $530 million elective contribution to a VEBA and non-union retiree life insurance trust. The $819 million tax settlement is reflected in net cash provided by operating activities primarily as favorable working capital changes of $364 million related to the settlement of the income tax receivable established in 2000 arising from tax attributes primarily generated in the year 2000; increases in net income of $426 million for tax benefits generated by United States Steel in 2001; and net increases in all other items net of $15 million for state tax benefits generated in 2000. The last two items were included in the $441 million settlement with Marathon, which occurred in 2001 as a result of the Separation. Absent these intergroup tax settlements in 2001 and 2000 and the $530 million of elective contributions in 2000 to a VEBA and non-union retiree life insurance trust, net cash used in operating activities decreased by $38 million. Cash payments of employee benefit liabilities were lower because $152 million was paid from assets held in trust for the plan in 2001 compared to $41 million in 2000 primarily as a result of approximately $112 million of funds from the VEBA being used to pay retiree medical and life insurance benefits for union retirees in 2001. In addition, working capital improved. These improvements were partially offset by decreased net income.

     Net cash used in operating activities in 2000 was $627 million and reflected the $500 million elective contribution to a VEBA, a $30 million elective contribution to a non-union retiree life insurance trust and an income tax receivable from Marathon of $364 million. These unfavorable effects were partially offset by a $91 million income tax settlement with Marathon received in 2000 primarily for the year 1999 in accordance with the group tax allocation policy. The $500 million VEBA contribution has provided United States Steel with the flexibility to pay ongoing costs of providing USWA retiree health care and life insurance benefits from the VEBA instead of from corporate cash flow.

     Net cash used in operating activities was $80 million in 1999 including a net payment of $320 million under a terminated accounts receivable program. Excluding the non-recurring VEBA contributions and the accounts receivable facility termination as well as the tax settlements with Marathon in both years, net cash provided from operating activities decreased $430 million in 2000 due mainly to decreased profitability and an increase in working capital.

     Capital expenditures of $287 million in 2001 included exercising a buyout option of a lease for half of the Gary Works No. 2 Slab Caster; repairs to the No. 3 blast furnace at the Mon Valley Works; work on the No. 2 stove at the No. 6 blast furnace at Gary Works; the completion of the replacement coke battery thruwalls at Gary Works; the completion of an upgrade to the Mon Valley Works cold reduction mill; systems development projects; and projects at USSK, including the tin mill expansion and the vacuum degasser project.

     Capital expenditures of $244 million in 2000 included exercising an early buyout option of a lease for half of the Gary Works No. 2 Slab Caster; the continued replacement of coke battery thruwalls at Gary Works; installation of the remaining two coilers at the Gary Works hot strip mill; a blast furnace stove replacement at Gary Works; and the continuation of an upgrade to the Mon Valley Works cold reduction mill.

     Capital expenditures of $287 million in 1999 included the completion of the 64" pickle line at Mon Valley Works; the replacement of one coiler at the Gary Works hot strip mill; an upgrade to the Mon Valley Works cold reduction mill; replacement of coke battery thruwalls at Gary Works; several projects at Gary Works allowing for production of specialized high-strength steels, primarily for the automotive market; and completion of the conversion of the Fairfield Works pipemill to use rounds instead of square blooms.

     Contract commitments for capital expenditures at year-end 2001 were $84 million, compared with $206 million at year-end 2000. USSK has a commitment to the Slovak government to spend $700 million for a capital improvements program at USSK, subject to certain conditions, over a period commencing with the acquisition date and ending on December 31, 2010. As of December 31, 2001, USSK had spent $66 million on this capital improvement program.

     Capital expenditures for 2002 are expected to be approximately $300 million, including $105 million for USSK. This estimate anticipates entering into operating leases for certain mobile and systems equipment, valued at approximately $40 million, the acquisition of which would be included in capital spending if the leases are not completed. Major expenditures include the installation of a new quench and temper line at Lorain

Tubular; continued information systems development at Straightline; and projects at USSK, including continued work on the new tin and continuous annealing lines and the completion of the vacuum degasser. Over and above this capital spending, $37.5 million will be paid to VSZ by USSK in both 2002 and 2003 to complete payment for the USSK acquisition.

     The preceding statement concerning expected 2002 capital expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, general economic conditions, business conditions, availability of capital, whether or not assets are purchased or financed by operating leases, and unforeseen hazards such as weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

     The acquisition oF U. S. Steel Kosice s.r.o., consisted of cash payments of $14 million in 2001 and net cash payments of $10 million in 2000, which reflected $69 million of cash payments in 2000 less $59 million of cash acquired in the transaction. Two additional payments of $37.5 million each are to be made to VSZ in 2002 and 2003 related to the purchase. The first quarter 2001 acquisition of East Chicago Tin and reorganization of Transtar were noncash transactions. See also Note 5 to the Financial Statements.

     Investees - return of capital in 2001 of $13 million reflected a return of capital on an investment in stock of VSZ in which United States Steel holds a 25% interest.

     Net change in attributed portion of Marathon consolidated debt and other financings was a decrease of $74 million in 2001 compared to an increase of $1,208 million and $147 million in 2000 and 1999, respectively. The decrease in 2001 primarily reflected the net effects of cash provided from operating activities less cash used for investing activities and dividend payments. The increase in 2000 primarily reflected the net effects of cash used in operating activities, including a VEBA contribution, cash used in investing activities, dividend payments and preferred stock repurchases. The increase in 1999 primarily reflected the net effects of cash used in operating and investing activities and dividend payments.

     Dividends paid decreased $40 million from year 2000 due to a decrease in the quarterly dividend rate from $0.25 to $0.10 per share paid to USX-U. S. Steel Group common stockholders, effective with the June 2001 payment. After the Separation, United States Steel established an initial quarterly dividend rate of $0.05 per share effective with the March 2002 payment.

Debt Ratings

     As of December 31, 2001, Moody's Investor Services, Inc. assigned a corporate credit rating of Ba3 to United States Steel with negative implications. On January 17, 2002, Standard & Poor's Corp. placed the BB corporate credit rating for United States Steel on credit watch with negative implications. Additionally, Moody's and Standard & Poor's have assigned Ba3 and BB, respectively, to United States Steel's senior unsecured debt.

Liquidity

     In November 2001, United States Steel entered into a five-year Receivables Purchase Agreement with financial institutions. United States Steel established a wholly owned subsidiary, United States Steel Receivables LLC, which is a special-purpose, bankruptcy-remote entity that acquires, on a daily basis, eligible trade receivables generated by United States Steel and certain of its subsidiaries. Fundings under the facility are limited to the lesser of eligible receivables or $400 million. As of February 28, 2002, United States Steel had $299 million of eligible receivables, of which $200 million were sold, primarily to fund working capital needs to build inventory based on increased order rates.

     In addition, United States Steel entered into a three-year revolving credit facility expiring December 31, 2004, that provides for borrowings of up to $400 million secured by all domestic inventory and related assets ("Inventory Facility"), including receivables other than those sold under the Receivables Purchase Agreement. As of February 28, 2002, $249 million was available to United States Steel under the Inventory Facility.

     USSK has bank credit facilities aggregating $50 million. At December 31, 2001, there were no borrowings against these facilities. If USSK were to default under the $325 million outstanding loan, lenders could refuse to allow additional borrowing under the $40 million facility; however, outstanding loans would not be called.

     United States Steel currently has Senior Notes outstanding in the aggregate principal amount of $535 million. The Senior Notes impose significant restrictions on United States Steel such as the following: restrictions on payments of dividends; limits on additional borrowings, including limiting the amount of borrowings secured by inventories or accounts receivable; limits on sale/leasebacks; limits on the use of funds from asset sales and sale of the stock of subsidiaries; and restrictions on our ability to invest in joint ventures or make certain acquisitions. The Inventory Facility imposes additional restrictions on United States Steel including the following: effective September 30, 2002, United States Steel must meet an interest expense coverage ratio of at least 2 to 1 through March 30, 2003 and 2.5 to 1 thereafter and a leverage ratio of no more than 6 to 1 through December 30, 2002, 5.5 to 1 through March 30, 2003, 5 to 1 through June 29, 2003, 4.5 to 1 through September 29, 2003, 4 to 1 through March 30, 2004 and 3.75 to 1 thereafter; limitations on capital expenditures; and restrictions on investments. If these covenants are breached or if we fail to make payments under our material debt obligations or the Receivables Purchase Agreement, creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral, and it may also cause termination events to occur under the Receivables Purchase Agreement and a default under the Senior Notes. Additional indebtedness that United States Steel may incur in the future may also contain similar covenants, as well as other restrictive provisions. Cross-default and cross-acceleration clauses in the Receivables Purchase Agreement, the Inventory Facility, the Senior Notes and any future additional indebtedness could have an adverse effect upon our financial position and liquidity.

     United States Steel has utilized surety bonds to provide financial assurance for certain transactions and business activities. The total amount of active surety bonds currently being used for financial assurance purposes is approximately $255 million. Recent events have caused major changes in the surety bond market including significant increases in surety bond premiums. These factors, together with our non-investment grade credit rating, may cause United States Steel to replace some surety bonds with other forms of financial assurance, or provide some form of collateral to the surety bond providers in order to keep bonds in place. The other forms of financial assurance or collateral could include financial instruments that are supported by either the Receivables Purchase Agreement or Inventory Facility. The use of these types of financial instruments for financial assurance and collateral will have a negative impact on liquidity.

     United States Steel is contingently liable for debt and other obligations of Marathon in the amount of $359 million as of December 31, 2001. Marathon is not limited by agreement with United States Steel as to the amount of indebtedness that it may incur. In the event of the bankruptcy of Marathon, these obligations for which United States Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes that were assumed by United States Steel from Marathon, may be declared immediately due and payable. If that occurs, United States Steel may not be able to satisfy such obligations. See Note 11 to the Financial Statements for further information on the Industrial Development and Environmental Improvement Bonds and Notes assumed by United States Steel. In addition, if Marathon loses its investment grade ratings, certain of these obligations will be considered indebtedness under the Senior Notes indenture and for covenant calculations under the Inventory Facility. This occurrence could prevent United States Steel from incurring additional indebtedness under the Senior Notes or may cause a default under the Inventory Facility.

     United States Steel is the sole general partner of and owns a 10 percent equity interest in Clairton 1314B Partnership, L.P. As general partner, United States Steel is responsible for operating and selling coke and by-products from the partnership's three coke batteries located at United States Steel's Clairton Works. United States Steel's share of profits and losses is currently 1.75%, which will increase to 45.75% when the limited partners achieve a specified return, which is currently expected to occur this year. The partnership at times had operating cash shortfalls after payment of distributions to the partners in 2001 that were funded with loans from United States Steel. As of December 31, 2001, the partnership owed United States Steel $3 million, which was repaid in January 2002. United States Steel may dissolve the partnership under certain circumstances including if it is required to make equity investments or loans in excess of $150 million to fund such shortfalls.

     The following table summarizes United States Steel's liquidity as of December 31, 2001:

            (Dollars in millions)
            ---------------------------------------------------------
            Cash and cash equivalents.......................     $147
            Amount available under Receivables
               Purchase Agreement...........................      258
            Amount available under Inventory Facility.......      250
            Amounts available under USSK credit facilities..       50
                                                                 ----
              Total estimated liquidity.....................     $705
            ---------------------------------------------------------

          The following table summarizes United States Steel's contractual obligations and commercial commitments at December 31, 2001, and the effect such obligations and commitments are expected to have on its liquidity and cash flow in future periods.

   (Dollars in millions)
   -----------------------------------------------------------------------------------
                                                      Payments Due By Period
                                                      Less Than   1-3    4-5   Beyond
   Contractual Obligations                    Total    1 Year    Years  Years  5 Years
   -----------------------------------------------------------------------------------
   Long-term debt...........................  $1,380       $ 26   $ 40   $ 40   $1,274
   Capital leases/(a)/......................     134         14     24     22       74
   Operating leases/(a)/....................     417         74    112     73      158
   Capital commitments/(b)(f)/..............     718          -      -      -      718
   Commitments under lease agreements/(b)/..       2          1      1      -        -
   Environmental commitments/(b)(f)/........     138         16      -      -      122
   Usher Separation bonus/(b)/..............       3          -      3      -        -
   Additional consideration for
    USSK purchase/(c)/......................      75         38     37      -        -
                                              ------       ----   ----   ----   ------
      Total contractual cash obligations....  $2,867       $169   $217   $135   $2,346
   -----------------------------------------------------------------------------------
   Standby letters of credit/(d)/...........  $    1       $  1   $  -   $  -   $    -
   Surety bonds/(f)/........................     255          -      -      -      255
   Clairton 1314B Partnership/(e)(f)/.......     150          -      -      -      150
   Guarantees of indebtedness of
    unconsolidated entities/(b)(f)/.........      32          -      -      -       32
   Contingent liabilities:
    - Marathon obligations/(b)/.............     359          -     16    191      152
    - Take or pay arrangement/(b)/..........     105         17     34     34       20
                                              ------       ----   ----   ----   ------
      Total commercial commitments..........  $  902       $ 18   $ 50   $225   $  609
   -----------------------------------------------------------------------------------

   /(a)/ See Note 17 to the Financial Statements.
   /(b)/ See Note 26 to the Financial Statements.
   /(c)/ See Note 5 to the Financial Statements.
   /(d)/ Guaranteed by Marathon.
   /(e)/ See Note 16 to the Financial Statements.
   /(f)/ Timing of potential cash outflows is not determinable.

          Contingent lease payments have been excluded from the above table. Contingent lease payments relate to operating lease agreements that include a floating rental charge, which is associated to a variable component. Future contingent lease payments are not determinable to any degree of certainty. United States Steel's annual incurred contingent lease expense is disclosed in
Note 17 to the Financial Statements. Additionally, recorded liabilities related to deferred income taxes, employee benefits and other liabilities that may have an impact on liquidity and cash flow in future periods are excluded from the above table.

          United States Steel management believes that our liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for United States Steel's business needs, including the funding of capital expenditures, debt service for financings incurred in relation to the Separation, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources. However, there is no assurance that our business will generate sufficient operating cash flow or that external financing sources will be available in an amount sufficient to enable us to service or refinance our indebtedness or to fund other liquidity needs. If there is a prolonged delay in the recovery of the manufacturing sector of the U.S. economy, United States Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sales of non-strategic assets and other cash conservation measures.

          United States Steel management's opinion concerning liquidity and United States Steel's ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. To the extent that this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that could affect the availability of financing include the performance of United States Steel (as measured by various factors including cash provided from operating activities), levels of inventories and accounts receivable, the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the overall U.S. financial climate, and, in particular, with respect to borrowings, the levels of United States Steel's outstanding debt and credit ratings by rating agencies.

Derivative Instruments

     See Quantitative and Qualitative Disclosures About Market Risk for discussion of derivative instruments and associated market risk for United States Steel.

Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies

     United States Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of United States Steel's products and services, operating results will be adversely affected. United States Steel believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, production processes and the specific products and services it provides. To the extent that competitors are not required to undertake equivalent costs in their operations, the competitive position of United States Steel could be adversely affected.

     USSK is subject to the laws of the Slovak Republic. The environmental laws of the Slovak Republic generally follow the requirements of the European Union, which are comparable to domestic standards. USSK has also entered into an agreement with the Slovak government to bring, over time, its facilities into European Union environmental compliance.

     In addition, United States Steel expects to incur capital and operating expenditures to meet environmental standards under the Slovak Republic's environmental laws for its USSK operation.

     United States Steel's environmental expenditures for the last three years were/(a)/:

     (Dollars in millions)             2001   2000   1999
     ----------------------------------------------------
     Domestic:
      Capital.......................  $   5  $  18  $  32
      Compliance
       Operating & maintenance......    184    194    199
       Remediation/(b)/.............     26     18     22
                                      -----  -----  -----
        Total Domestic..............  $ 215  $ 230  $ 253
     USSK:
      Capital.......................  $  10  $   -  $   -
      Compliance
       Operating & maintenance......      6      -      -
       Remediation..................      -      -      -
                                      -----  -----  -----
        Total USSK..................  $  16  $   -  $   -
         Total United States Steel..  $ 231  $ 230  $ 253
     ----------------------------------------------------

     /(a)/ Based on previously established U. S. Department of Commerce survey guidelines.
     /(b)/ These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include noncash provisions recorded for environmental remediation.

     United States Steel's environmental capital expenditures accounted for 5%, 7% and 11% of total capital expenditures in 2001, 2000 and 1999, respectively.

     Compliance expenditures represented 3% of United States Steel's total costs and expenses in 2001 and 4% of United States Steel's total costs and expenses in 2000 and 1999. Remediation spending during 1999 to 2001 was mainly related to remediation activities at former and present operating locations. These projects include remediation of contaminated sediments in a river that receives discharges from the Gary Works and the closure of permitted hazardous and non-hazardous waste landfills.

     The Resource Conservation and Recovery Act ("RCRA") establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks.

     United States Steel is in the study phase of RCRA corrective action programs at its Fairless Works and its former Geneva Works. A RCRA corrective action program has been initiated at its Gary Works and its Fairfield Works. Until the studies are completed at these facilities, United States Steel is unable to estimate the total cost of remediation activities that will be required.

     United States Steel has been notified that it is a potentially responsible party ("PRP") at 19 waste sites under the Comprehensive Environmental
Response, Compensation and Liability Act ("CERCLA") as of December 31, 2001.
In addition, there are 13 sites related to United States Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 34 additional sites related to United States Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, United States Steel is one of a number of parties involved and the total cost of remediation, as well as United States Steel's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. United States Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 26 to the Financial Statements.

     In October 1996, United States Steel was notified by the Indiana Department of Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a pre-assessment screen pursuant to federal regulations and have determined to perform a Natural Resource Damages Assessment. United States Steel was identified as a PRP along with 15 other companies owning property along the river and harbor canal. United States Steel and eight other PRPs have formed a joint defense group. The trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the trustees concluded their assessment of sediment injuries, which includes a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim, which have been endorsed by representatives of the trustees and the U.S. Environmental Protection Agency ("EPA") to be included in a consent decree that United States Steel expects will resolve this claim.

     In 1998, United States Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, United States Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, United States Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, United States Steel will pay the public trustees $1 million at the end of the remediation project for future monitoring costs and United States Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. As of December 31, 2001, the sediment remediation project is an approved final interim measure under the corrective action program for Gary Works and is expected to cost approximately $35.2 million over the next five years. Estimated remediation and monitoring costs for this project have been accrued.

     At the former Duluth, Minnesota Works, United States Steel spent a total of approximately $11.4 million through 2001. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The EPA has consolidated and included the Duluth Works site with the other sites on the EPA's National Priorities List. The Duluth Works cleanup has proceeded since 1989. United States Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unkown and indeterminable.

     In 1997, USS/Kobe, a joint venture between United States Steel and Kobe Steel, Ltd. ("Kobe"), was the subject of a multi-media audit by the EPA that included an air, water and hazardous waste compliance review. USS/Kobe and the EPA entered into a tolling agreement pending issuance of the final audit and commenced settlement negotiations in July 1999. In August 1999, the steelmaking and bar producing operations of USS/Kobe were combined with companies controlled by Blackstone Capital Partners II to form Republic. The tubular operations of USS/Kobe were transferred to a newly formed entity, Lorain Tubular Company, LLC ("Lorain Tubular"), which operated as a joint venture between United States Steel and Kobe until December 31, 1999, when United States Steel purchased all of Kobe's interest in Lorain Tubular. Republic and United States Steel are continuing negotiations with the EPA. Most of the matters raised by the EPA relate to Republic's facilities; however, air discharges from United States Steel's #3 seamless pipe mill have also been cited. United States Steel will be responsible for matters relating to its facilities. The final report and citations from the EPA have not been issued.

     In 1987, United States Steel and the Pennsylvania Department of Environmental Resources ("PADER") entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required United States Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, United States Steel and the PADER reached agreement to amend the Consent Order. Under the amended Order, United States Steel agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $9.9 million with another $1.1 million presently projected to complete the project.

     In 1988, United States Steel and three other PRPs agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth Township, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which United States Steel paid $3.4 million. The EPA indicated that further remediation of this site would be required. In October 1991, the PADER placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation ("RI"), which was issued in 1997. United States Steel's share of any final allocation formula for cleanup of the entire site was never determined; however, based on presently available information, United States Steel may have been responsible for as much as 70% of the waste material deposited at the site. The Pennsylvania Department of Environmental Protection ("PADEP"), formerly PADER, issued its Final Feasibility Study Report for the entire site in August 2001. The report identifies and evaluates feasible remedial alternatives and selects three preferred alternatives. These alternatives are estimated to cost from $17 million to $20 million. Consultants for United States Steel have concluded that a less costly alternative should be employed at the site, which is estimated to cost $5.5 million. Based on the allocation of liability that has been recognized for past site cleanup activities, the United States Steel share of costs for this remedy would be approximately $3.7 million. United States Steel is in the process of negotiating a consent decree with PADEP. United States Steel has submitted a conceptual remediation plan, which PADEP has approved. United States Steel will be submitting a remedial design plan based on the remediation plan. PADEP is also seeking reimbursement for approximately $2 million in costs. United States Steel could potentially be held responsible for an undetermined share of those costs.

     In September 2001, United States Steel agreed to an Administrative Order on Consent with the State of North Carolina for the assessment and cleanup of a Greensboro, N.C. fertilizer manufacturing site. The site was owned by Armour Agriculture Chemical Company (now named Viad) from 1912 to 1968. United States Steel owned the site from 1968 to 1986 and sold the site to LaRoche Industries in 1986. The agreed order allocated responsibility for assessment and cleanup costs as follows: Viad - 48%, United States Steel - 26% and LaRoche - 26%; and LaRoche was appointed to be the lead party responsible for conducting the cleanup. In March 2001, United States Steel was notified that LaRoche had filed for protection under the bankruptcy law. On August 23, 2001, the allocation of responsibility for this site assessment and cleanup and the cost allocation was approved by the bankruptcy court in the LaRoche bankruptcy. The estimated remediation costs are $4.4 million to $5.7 million. United States Steel's estimated share of these costs is $1.6 million.

     New or expanded environmental requirements, which could increase United States Steel's environmental costs, may arise in the future. United States Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, United States Steel does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2002. United States Steel's environmental capital expenditures are expected to be approximately $28 million in 2002 primarily related to projects at Gary Works and at USSK (approximately $8 million). Predictions beyond 2002 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, United States Steel anticipates that environmental capital expenditures will be approximately $49 million in 2003 including $17 million for USSK; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

     United States Steel has been and is a defendant in a large number of cases in which plaintiffs allege injury resulting from exposure to asbestos. Many of these cases involve multiple plaintiffs and most have multiple defendants. These claims fall into three major groups: (1) claims made under certain federal and general maritime law by employees of the Great Lakes Fleet or Intercoastal Fleet, former operations of United States Steel; (2) claims made by persons who performed work at United States Steel facilities; and (3) claims made by industrial workers allegedly exposed to an electrical cable product formerly manufactured by United States Steel. To date all actions resolved have been either dismissed or settled for immaterial amounts. It is not possible to predict with certainty the outcome of these matters; however, based upon present knowledge, United States Steel believes that it is unlikely that the resolution of the remaining actions will have a material adverse effect on its financial condition. This statement of belief is a forward-looking statement. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in this forward-looking statement.

     United States Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 26 to the Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the United States Steel Financial Statements. However, management believes that United States Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to United States Steel.

Outlook for 2002

     In November 2001, Domestic Steel's order rate began to increase and this trend has continued into the first quarter. Sheet facilities are now fully loaded and spot market price increases are being implemented. Plate and tubular markets continue to reflect weak demand. In the first quarter 2002, domestic shipments are expected to improve and average realized prices are expected to be lower, largely due to product mix and the halt in production at DESCO as a result of the December 2001 fire. United States Steel and Rouge plan to return DESCO to full production by the fourth quarter of 2002. USSK first quarter 2002 shipments and average realized prices are expected to be lower than fourth quarter 2001.

     For full-year 2002, domestic shipments are expected to be approximately 11 million net tons and USSK shipments are expected to be approximately 3.8 million net tons.

     For the longer term, domestic shipment levels and realized prices will be influenced by the strength and timing of a recovery in the manufacturing sector of the domestic economy, levels of imported steel following the outcome of the President's Section 201 decision and production capability changes at domestic facilities. Many factors will determine the strength and timing of such recovery, and shipment levels and prices are also subject to many of the same factors. For USSK, economic and political developments in Europe, including many factors similar to those impacting Domestic Steel, will impact USSK's results of operations.

     United States Steel's income from operations includes net pension credits, which are primarily noncash, associated with all of United States Steel's pension plans. Net pension credits were $146 million in 2001. At the end of 2000, United States Steel's main pension plan's transition asset was fully amortized, decreasing the pension credit by $69 million in 2001 and in future years for this component. In addition, for the year 2002, lower than expected market returns in the year 2001 and the mergers of Transtar and LTV tin mill liabilities will further reduce net pension credits to approximately $110 million, excluding settlements and any potential effects of consolidation or rationalization activities. An unfavorable $8 million settlement charge is expected in the first half of 2002 under the nonqualified pension plan relative to salaried employees accepting retirement under last year's VERP. A settlement effect is not currently expected under the qualified salaried pension plan in 2002 relative to the VERP program. The above includes forward-looking statements concerning net pension credits which can vary depending upon the market performance of plan assets, changes in actuarial assumptions regarding discount rate and rate of return on plan assets, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, income from operations would be adversely affected.

     In its retiree medical estimates of escalation, United States Steel projects an aggregate 8.0% initial trend rate in 2002 that gradually reduces each year to an ultimate trend rate of 5% in the year 2008. This was increased from a 7.5% initial trend rate assumed for 2001. The 8.0% rate reflects a weighting of various escalation rates on different components of the plan, with some rates as high as 15%, after taking into consideration the demographics of the affected populations and the different utilization patterns of medicare versus pre-medicare retirees. See Note 12 to the Financial Statements for the effect of a 1% change in the assumed health care cost trend rates.

     United States Steel owns a 16% investment in Republic, through United States Steel's ownership in Republic Technologies International Holdings, LLC, which is the sole owner of Republic. Republic is a major purchaser of raw materials from United States Steel and the primary supplier of rounds for our tubular facility in Lorain, Ohio. During the first quarter of 2001, United States Steel discontinued applying the equity method of accounting since investments in and advances to Republic had been reduced to zero. United States Steel now accounts for this investment under the cost method. On April 2, 2001, Republic filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Republic has continued to supply the Lorain mill since filing for bankruptcy. During the first quarter of 2001, as a result of Republic's action, United States Steel recorded a pretax charge of $74 million for potentially uncollectible receivables from Republic and recognized certain debt obligations of $14 million previously assumed by Republic. Due to further financial deterioration of Republic during the balance of 2001, United States Steel recorded a pretax charge of $68 million in the fourth quarter of 2001 related to a portion of the remaining Republic trade receivables and retiree medical cost reimbursements owed by Republic. At December 31, 2001, United States Steel's remaining financial exposure to Republic was approximately $19 million.

     On January 17, 2002, United States Steel announced that it had entered into an Option Agreement with NKK Corporation ("NKK") of Japan. The agreement grants United States Steel an option to purchase, either directly or through a subsidiary, all of NKK's National Steel Corporation common stock and to restructure a $100 million loan previously made to National Steel by an NKK subsidiary. NKK's ownership of National Steel's common stock represents approximately 53% of National's outstanding shares. The option expires on June 15, 2002.

     Although United States Steel has the ability to exercise the option at any time during its term, it is United States Steel's current intent not to exercise the option or to consummate a merger with National Steel unless a number of significant conditions are satisfied, including a substantial restructuring of National Steel's debt and other obligations. Other significant conditions include the resolution of key contingencies related to the consolidation of the domestic steel industry, the financial viability of National Steel and satisfactory general market conditions. On March 6, 2002, National Steel filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Any agreement with National Steel will be subject to the approval of the bankruptcy court.

     United States Steel has publicly stated that it is willing to participate in consolidation of the domestic steel industry if it would be beneficial to our shareholders, creditors, customers and employees. A number of important conditions must occur to facilitate such consolidation including implementation of President Bush's three-part program to address worldwide overcapacity, relief from the burden of costs related to retiree obligations of other domestic steel companies and a new progressive labor agreement. On March 5, 2002, President Bush announced a Section 201 trade remedy as discussed previously. In addition, United States Steel may make additional investments in Central Europe to grow our business and to better serve our customers who are seeking worldwide supply arrangements.

     United States Steel has responded to domestic competition resulting from excess steel industry capability by eliminating less efficient facilities, modernizing those that remain and entering into joint ventures, all with the objective of focusing production on higher value-added products, where superior quality and special characteristics are of critical importance. Our business strategy is to maximize our investment in high-end finishing assets and to minimize or redeploy our investment in domestic raw materials and hot-ends.

     The preceding statements concerning anticipated steel demand, steel pricing, and shipment levels are forward-looking and are based upon assumptions as to future product prices and mix, and levels of steel production capability, production and shipments. These forward-looking statements can be affected by levels of imports following government action on Section 201 activities, domestic and international economies, domestic production capacity and customer demand. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated. The potential exercise of the National Steel option by United States Steel, the negotiation and possible consummation of any merger or acquisition agreement, and the potential completion of any industry consolidation or acquisitions whether domestic or international are all subject to numerous conditions, some of which are described above. Many of these conditions depend upon actions of other parties, such as the federal government, the United Steelworkers of America and foreign governments. There is no assurance that the National Steel option will be exercised, that any merger agreement will be negotiated and/or consummated, or that any industry domestic or international consolidation in general will occur, nor any specificity concerning the terms upon which any of these might occur, other than the specific terms of the Option Agreement.

Accounting Standards

     Effective January 1, 2001, United States Steel adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS Nos. 137 and 138. This Statement, as amended, requires recognition of all derivatives at fair value as either assets or liabilities. Changes in fair value will be reflected in current period net income or other comprehensive income depending on the designation of the derivative instrument. A cumulative effect adjustment relating to the adoption of SFAS No. 133 was recognized in other comprehensive income. The cumulative effect adjustment relates only to deferred gains or losses for hedge transactions as of December 31, 2000. The effect of adoption of SFAS No. 133 was less than $1 million, net of tax.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, did not have a material impact on the results of operations or financial position of United States Steel.

     SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. United States Steel plans to adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, United States Steel has not completed its assessment of the effect of the adoption of this Statement on either its financial position or results of operations.

     In August 2001, the FASB approved SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. United States Steel adopted SFAS No. 144 effective January 1, 2002. There was no financial statement implication related to the adoption of SFAS No. 144, and the guidance will be applied on a prospective basis.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management Opinion Concerning Derivative Instruments

     United States Steel uses commodity-based and foreign currency derivative instruments to manage its price risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase of natural gas, heating oil and nonferrous metals and also certain business transactions denominated in foreign currencies. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period in income from operations. While United States Steel's risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

     Management believes that the use of derivative instruments, along with risk assessment procedures and internal controls, does not expose United States Steel to material risk. The use of derivative instruments could materially affect United States Steel's results of operations in particular quarterly or annual periods. However, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 3 to the Financial Statements.

Commodity Price Risk and Related Risks

     In the normal course of its business, United States Steel is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products. To a lesser extent, United States Steel is exposed to price risk related to the purchase, production or sale of coal and coke and the purchase of natural gas, steel scrap, iron ore and pellets, and certain nonferrous metals used as raw materials.

     United States Steel's market risk strategy has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand. However, United States Steel uses derivative commodity instruments (primarily over-the-counter commodity swaps) to manage exposure to fluctuations in the purchase price of natural gas, heating oil and certain nonferrous metals. The use of these instruments has not been significant in relation to United States Steel's overall business activity.

     Sensitivity analyses of the incremental effects on pretax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of December 31, 2001, and December 31, 2000, are provided in the following table.

     (Dollars in millions)
     -----------------------------------------------------------------------
                                                   Incremental Decrease in
                                                  Pretax Income Assuming a
                                                     Hypothetical Price
                                                      Decrease of/(a)/
                                                    2001            2000
     Commodity-Based Derivative Instruments      10%    25%      10%    25%
     -----------------------------------------------------------------------
     Zinc....................................   3.5    8.9      1.5    3.8
     Tin.....................................   0.2    0.6      0.2    0.6
     -----------------------------------------------------------------------
     /(a)/ With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% decreases in closing commodity prices for each open contract position at December 31, 2001, and December 31, 2000. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to December 31, 2001, may cause future pretax income effects to differ from those presented in the table.

          United States Steel uses OTC commodity swaps to manage exposure to market risk related to the purchase of natural gas, heating oil and certain nonferrous metals. United States Steel recorded net pretax other than trading activity losses of $13 million in 2001, gains of $2 million in 2000 and losses of $3 million in 1999. These gains and losses were offset by changes in the realized prices of the underlying hedged commodities. For additional quantitative information relating to derivative commodity instruments, including aggregate contract values and fair values, where appropriate, see Note 24 to the Financial Statements.

Interest Rate Risk

          United States Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 2001 and 2000 interest rates on the fair value of United States Steel's non-derivative financial instruments is provided in the following table:

     (Dollars in millions)
     -----------------------------------------------------------------------------------------------
     As of December 31                                       2001                     2000
                                                                Incremental              Incremental
                                                                Increase in              Increase in
                                                       Fair        Fair         Fair        Fair
      Non-derivative Financial Instruments/(a)/     Value/(b)/  Value/(c)/   Value/(b)/  Value/(c)/
    ------------------------------------------------------------------------------------------------
     Financial assets:
      Investments and long-term receivables/(d)/..      $   42     $   -         $  137          $ -
     Financial liabilities:
      Long-term debt/(e)(f)/......................      $1,122     $  79         $2,375          $80
      Preferred stock of subsidiary/(g)/..........           -         -             63            5
      USX obligated mandatorily
       redeemable convertible preferred
       securities of a subsidiary trust/(g)/......           -         -            119           10
                                                        ------    ------         ------          ---
        Total liabilities.........................      $1,122     $  79         $2,557          $95
    ------------------------------------------------------------------------------------------------

    /(a)/ Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
    /(b)/ See Note 25 to the Financial Statements for carrying value of instruments.
    /(c)/ Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 2001, and December 31, 2000, on the fair value of United States Steel's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of United States Steel's long-term debt at December 31, 2001, and December 31, 2000.
    /(d)/ For additional information, see Note 16 to the Financial Statements. /(e)/ Includes amounts due within one year.
    /(f)/ Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 11 to the Financial Statements.
    /(g)/ See Note 18 to the Financial Statements.

          At December 31, 2001, United States Steel's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $79 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, United States Steel's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect United States Steel's results and cash flows only to the extent that United States Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

Foreign Currency Exchange Rate Risk

          United States Steel is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the Euro and Slovak Koruna. United States Steel has not generally used derivative instruments to manage this risk. However, United States Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 2001, United States Steel had no open forward currency contracts. In November 2001, the month in which United States Steel had the most foreign currency exchange maturities, total notional maturities were $19.4 million.

Equity Price Risk

     United States Steel is subject to equity price risk and market liquidity risk related to its investment in VSZ a.s., the former parent of U. S. Steel Kosice, s.r.o. These risks are not readily quantifiable for several reasons, including the absence of a readily determinable fair value as determined under U.S. generally accepted accounting principles. See Note 16 to the Financial Statements.

Safe Harbor

     United States Steel's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with United States Steel's use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply of and demand for steel products and certain raw materials. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to United States Steel's hedging programs may differ materially from those discussed in the forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Management's Report

               The accompanying consolidated financial statements of United States Steel Corporation are the responsibility of and have been prepared by United States Steel Corporation in conformity with accounting principles generally accepted in the United States of America. They necessarily include some amounts that are based on best judgments and estimates. The United States Steel Corporation financial information displayed in other sections of this report is consistent with these financial statements.

                    United States Steel Corporation seeks to assure the
               objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.

                    United States Steel Corporation has a comprehensive
               formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that financial records are reliable. Appropriate management monitors the system for compliance, and the internal auditors independently measure its effectiveness and recommend possible improvements thereto. In addition, as part of their audit of the financial statements, United States Steel Corporation's independent accountants review and test the internal accounting controls selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.

                    The Board of Directors pursues its oversight role in the
               area of financial reporting and internal accounting control through its Audit Committee. This Committee, composed solely of nonmanagement directors, regularly meets (jointly and separately) with the independent accountants, management and internal auditors to monitor the proper discharge by each of their responsibilities relative to internal accounting controls and the Corporation's financial statements.

               Thomas J. Usher                          John P. Surma               Gretchen R. Haggerty
               Chairman, Board of Directors,            Vice Chairman &             Senior Vice President &
               Chief Executive Officer & President      Chief Financial Officer     Controller

               Report of Independent Accountants

               To the Stockholders of United States Steel Corporation:

               In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of United States Steel Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


               /s/ PricewaterhouseCoopers LLP

               PricewaterhouseCoopers LLP
               Pittsburgh, Pennsylvania
               February 15, 2002

             Statement of Operations

             (Dollars in millions)                                                      2001          2000          1999
             ------------------------------------------------------------------------------------------------------------
             Revenues and other income:
              Revenues                                                                 $6,286        $6,090        $5,536
              Income (loss) from investees                                                 64            (8)          (89)
              Net gains on disposal of assets                                              22            46            21
              Other income                                                                  3             4             2
                                                                                       ------        ------        ------
                 Total revenues and other income                                        6,375         6,132         5,470
                                                                                       ------        ------        ------
             Costs and expenses:
              Cost of revenues (excludes items shown below)                             6,091         5,656         5,084
              Selling, general and administrative expenses (credits) (Note 12)             92          (223)         (283)
              Depreciation, depletion and amortization                                    344           360           304
              Taxes other than income taxes                                               253           235           215
                                                                                       ------        ------        ------
                 Total costs and expenses                                               6,780         6,028         5,320
                                                                                       ------        ------        ------
             Income (loss) from operations                                               (405)          104           150
             Net interest and other financial costs (Note 7)                              141           105            74
                                                                                       ------        ------        ------
             Income (loss) before income taxes and extraordinary losses                  (546)           (1)           76
             Provision (credit) for income taxes (Note 14)                               (328)           20            25
                                                                                       ------        ------        ------
             Income (loss) before extraordinary losses                                   (218)          (21)           51
             Extraordinary losses (Note 6)                                                  -             -             7
                                                                                       ------        ------        ------
             Net income (loss)                                                         $ (218)       $  (21)       $   44
             ------------------------------------------------------------------------------------------------------------

              Income Per Common Share (Note 20)

                                                                                        2001          2000          1999
             ------------------------------------------------------------------------------------------------------------
             Basic and diluted:
              Income (loss) before extraordinary losses                                $(2.45)       $ (.24)       $  .57
              Extraordinary losses                                                          -             -           .08
                                                                                       ------        ------        ------
              Net income (loss)                                                        $(2.45)       $ (.24)       $  .49
             ------------------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these financial statements.

             Balance Sheet

             (Dollars in millions)                                      December 31              2001           2000
             ------------------------------------------------------------------------------------------------------------
             Assets
             Current assets:
              Cash and cash equivalents                                                         $  147         $  219
              Receivables, less allowance for doubtful accounts
               of $165 and $57 (Note 22)                                                           802            625
              Receivables subject to a security interest (Note 11)                                   -            350
              Receivables from Marathon (Note 15)                                                   28            366
              Inventories (Note 13)                                                                870            946
              Deferred income tax benefits (Note 14)                                               216            201
              Other current assets                                                                  10             10
                                                                                                ------         ------
                 Total current assets                                                            2,073          2,717

             Investments and long-term receivables,
              less valuation allowance of $75 and $38 (Note 16)                                    346            439
             Long-term receivables from Marathon (Note 15)                                           8             97
             Property, plant and equipment - net (Note 23)                                       3,084          2,739
             Prepaid pensions (Note 12)                                                          2,745          2,672
             Other noncurrent assets                                                                81             47
                                                                                                ------         ------
                 Total assets                                                                   $8,337         $8,711
             ------------------------------------------------------------------------------------------------------------
             Liabilities
             Current liabilities:
              Notes payable                                                                     $    -         $   70
              Accounts payable                                                                     638            755
              Accounts payable to Marathon (Note 15)                                                54              5
              Payroll and benefits payable                                                         239            202
              Accrued taxes                                                                        248            173
              Accrued interest                                                                      48             47
              Long-term debt due within one year (Note 11)                                          32            139
                                                                                                ------         ------
                 Total current liabilities                                                       1,259          1,391
             Long-term debt (Note 11)                                                            1,434          2,236
             Deferred income taxes (Note 14)                                                       732            666
             Employee benefits (Note 12)                                                         2,008          1,767
             Deferred credits and other liabilities                                                398            483
             Preferred stock of Marathon subsidiary (Note 18)                                        -             66
             Mandatorily redeemable convertible preferred
              securities of a subsidiary trust holding solely junior
              subordinated convertible debentures of Marathon (Note 18)                              -            183
             Contingencies and commitments (Note 26)                                                 -              -

             Stockholders' equity (Details on page 5)
             Marathon net investment                                                                 -          1,952
             Common stock -
              Issued - 89,197,740 shares (par value $1 per share,
               authorized 200,000,000 shares)                                                       89              -
             Additional paid-in capital                                                          2,475              -
             Accumulated other comprehensive loss                                                  (49)           (30)
             Deferred compensation                                                                  (9)            (3)
                                                                                                ------         ------
                 Total stockholders' equity                                                      2,506          1,919
                                                                                                ------         ------
                 Total liabilities and stockholders' equity                                     $8,337         $8,711
             ------------------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

(Dollars in millions)                                                       2001          2000          1999
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents

Operating activities:

Net income (loss)                                                          $(218)       $  (21)       $   44
Adjustments to reconcile to net cash provided
 from (used in) operating activities:
  Extraordinary losses                                                         -             -             7
  Depreciation, depletion and amortization                                   344           360           304
  Pensions and other postretirement benefits                                 (57)         (847)         (256)
  Deferred income taxes                                                       18           389           107
  Net gains on disposal of assets                                            (22)          (46)          (21)
  (Income) loss from equity investees                                        (64)            8            89
  Changes in:
   Current receivables
    - sold (repurchased)                                                       -             -          (320)
    - operating turnover                                                     116           (43)         (146)
    - income taxes                                                           336          (267)          (97)
    - provision for doubtful accounts                                        108            47             1
   Inventories                                                               104           (63)          (14)
   Current accounts payable and accrued expenses                             (87)         (262)          239
  All other - net                                                             91           118           (17)
                                                                           -----        ------        ------
    Net cash provided from (used in) operating activities                    669          (627)          (80)
                                                                           -----        ------        ------
Investing activities:

Capital expenditures                                                        (287)         (244)         (287)
Acquisition of U. S. Steel Kosice, net of cash acquired in 2000 of $59       (14)          (10)            -
Disposal of assets                                                            44            21            10
Restricted cash - withdrawals                                                  5             2            15
                - deposits                                                    (4)           (2)          (17)
Investees - investments                                                       (3)          (35)          (15)
          - loans and advances                                                (3)          (10)            -
          - return of capital                                                 13             -             -
All other - net                                                               10             8             -
                                                                           -----        ------        ------
    Net cash used in investing activities                                   (239)         (270)         (294)
                                                                           -----        ------        ------
Financing activities:

Net change in attributed portion of Marathon
 consolidated debt and other financings                                      (74)        1,208           147
Specifically attributed debt:
 Borrowings                                                                    -             -           350
 Repayments                                                                 (370)           (6)          (11)
Preferred stock repurchased                                                    -           (12)           (2)
Dividends paid                                                               (57)          (97)          (97)
                                                                           -----        ------        ------
    Net cash provided from (used in) financing activities                   (501)        1,093           387
                                                                           -----        ------        ------
Effect of exchange rate changes on cash                                       (1)            1             -
                                                                           -----        ------        ------
Net increase (decrease) in cash and cash equivalents                         (72)          197            13

Cash and cash equivalents at beginning of year                               219            22             9
                                                                           -----        ------        ------
Cash and cash equivalents at end of year                                   $ 147        $  219        $   22
------------------------------------------------------------------------------------------------------------
Cash provided from (used in) operating activities included:
 Interest and other financial costs paid
  (net of amount capitalized)                                              $(182)       $  (71)       $  (77)
 Income taxes refunded from (paid to) taxing authorities                       9           (10)            5
 Income tax settlements received from (paid to) Marathon                     819            91            (2)
------------------------------------------------------------------------------------------------------------

See Note 9, for supplemental cash flow information.
The accompanying notes are an integral part of these financial statements.

Statement of Stockholders' Equity
                                                               Dollars in millions                 Shares in thousands
                                                              ---------------------     ------------------------------------------
(In millions, except per share data)                             2001        2000        1999        2001        2000        1999
----------------------------------------------------------------------------------------------------------------------------------
Common stock:
  Balance at beginning of year                                 $     -      $    -      $    -           -           -           -
  Issued in Separation                                              89           -           -      89,198           -           -
                                                               -------      ------      ------   ---------   ---------   ---------
  Balance at end of year                                       $    89      $    -      $    -      89,198           -           -
----------------------------------------------------------------------------------------------------------------------------------
Additional paid-in capital:
  Balance at beginning of year                                 $     -      $    -      $    -
  Common stock issued in Separation                              2,475           -           -
                                                               -------      ------      ------
  Balance at end of year                                       $ 2,475      $    -      $    -
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Comprehensive Income
                                                                                                 ---------------------------------
                                                                                                   2001        2000        1999
                                                                                                 ---------   ---------   ---------
Marathon net investment (Note 1):
  Balance at beginning of year                                 $ 1,952      $2,076      $2,129
  Net income (loss)                                               (218)        (21)         44     $  (218)      $ (21)      $  44
  Repurchase of 6.50% preferred stock                                -         (12)         (2)
  Common stock issued                                                8           6           2
  Dividends on preferred stock                                      (8)         (8)         (9)
  Dividends on common stock
   (per share $.55 in 2001 and
   $1.00 in 2000 and 1999)                                         (49)        (89)        (88)
  Excess redemption value over
   carrying value of preferred securities                          (14)          -           -
  Preferred stock retained by Marathon
   in Separation                                                  (120)          -           -
  Capital contributions by Marathon (Note 2)                     1,013           -           -
  Transfer to common stockholders'
   equity at Separation                                         (2,564)          -           -
                                                               -------      ------      ------
  Balance at end of year                                       $     -      $1,952      $2,076
----------------------------------------------------------------------------------------------
Deferred compensation:
  Balance at beginning of year                                 $    (3)     $    -      $   (1)
  Changes during year, net of taxes                                 (6)         (3)          1
                                                               -------      ------      ------
  Balance at end of year                                       $    (9)     $   (3)     $    -
----------------------------------------------------------------------------------------------
Accumulated other comprehensive
  income (loss):
  Minimum pension liability
   adjustments (Note 12):
   Balance at beginning of year                                $    (4)     $   (7)     $  (27)
   Changes during year, net of taxes/(a)/                          (16)          3          20         (16)          3          20
                                                               -------      ------      ------
   Balance at end of year                                          (20)         (4)         (7)
                                                               -------      ------      ------
  Foreign currency translation
   adjustments:
   Balance at beginning of year                                $   (26)     $  (13)     $   (8)
   Changes during year, net of taxes/(a)/                           (3)        (13)         (5)         (3)        (13)         (5)
                                                               -------      ------      ------
   Balance at end of year                                          (29)        (26)        (13)
                                                               -------      ------      ------
     Total accumulated other
      comprehensive income (loss)                              $   (49)     $  (30)     $  (20)
----------------------------------------------------------------------------------------------   ---------   ---------   ---------
    Total comprehensive income (loss)                                                              $  (237)      $ (31)      $  59
----------------------------------------------------------------------------------------------------------------------------------
 Total stockholders' equity                                    $ 2,506      $1,919      $2,056
----------------------------------------------------------------------------------------------
/(a)/ Related income tax provision (credit):
       Minimum pension liability adjustment                    $     9      $   (1)     $  (11)
       Foreign currency translation adjustments                      -          (5)          3

The accompanying notes are an integral part of these financial statements.

          Notes to Financial Statements

1.   Basis of Presentation

          United States Steel Corporation (United States Steel) owns and operates the former steel businesses of USX Corporation, now named and referred to herein as Marathon Oil Corporation (Marathon). United States Steel is engaged in the production, sale and transportation of steel mill products, coke, taconite pellets, and coal; the management of mineral resources; real estate development; and engineering and consulting services.

               Prior to December 31, 2001, the businesses of United States Steel comprised an operating unit of Marathon. Marathon had two outstanding classes of common stock: USX-Marathon Group common stock, which was intended to reflect the performance of Marathon's energy business, and USX-U. S. Steel Group common stock (Steel Stock), which was intended to reflect the performance of Marathon's steel business. As described further in Note 2, on December 31, 2001, United States Steel was capitalized through the issuance of 89.2 million shares of common stock to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis.

               The accompanying consolidated balance sheet as of December 31, 2001, reflects the financial position of United States Steel as a separate, stand-alone entity. The combined balance sheet as of December 31, 2000, and the combined statements of operations and of cash flows for each of the three years in the period ended December 31, 2001, represent a carve-out presentation of the businesses comprising United States Steel, and are not intended to be a complete presentation of the financial position, results of operations and cash flows of United States Steel on a stand-alone basis. Marathon's net investment in United States Steel represents the combined net assets of the businesses comprising United States Steel and is presented in lieu of common stockholders equity in the combined balance sheet as of December 31, 2000. The allocations and estimates included in these combined financial statements are determined using the methodologies described below:

          Financial activities - As a matter of policy, Marathon historically managed most financial activities on a centralized, consolidated basis. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends were attributed to United States Steel based upon its cash flows for each of the periods presented and its initial capital structure. However, transactions such as leases, certain collateralized financings, certain indexed debt instruments, financial activities of consolidated entities which were less than wholly owned by Marathon, and transactions related to securities convertible solely into Steel Stock were specifically attributed to United States Steel.

          Corporate general and administrative costs - Corporate general and administrative costs were allocated to United States Steel based upon utilization or other methods management believed to be reasonable and which considered certain measures of business activities, such as employment, investments and revenues.

          Income taxes - The results from the businesses comprising United States Steel were included in the consolidated federal income tax returns of Marathon through 2001. The consolidated provision and the related tax payments or refunds were reflected in United States Steel's combined financial statements in accordance with Marathon's tax allocation policy. In general, such policy provided that the consolidated tax provision and related tax payments or refunds were allocated to United States Steel, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to United States Steel.

               For tax provision and settlement purposes, tax benefits resulting from attributes (principally net operating losses and various tax credits), which could not be utilized by United States Steel on a separate return basis but which could be utilized on a consolidated basis in that year or in a carryback year, were allocated to United States Steel if it generated the attributes. As a result, the allocated group amounts of taxes payable or refundable were not necessarily comparable to those that would have resulted if United States Steel had filed its own separate tax returns.

               In connection with the Separation discussed in Note 2, United States Steel and Marathon entered into a tax sharing agreement, which is discussed in Note 14.

--------------------------------------------------------------------------------
2.   The Separation

          On December 31, 2001, in accordance with the Agreement and Plan of Reorganization approved by the shareholders of Marathon, Marathon converted each share of Steel Stock into the right to receive one share of United States Steel common stock (the Separation).

               In connection with the Separation, United States Steel was required to repay or replace certain indebtedness and other obligations of Marathon so that the amount of indebtedness and other obligations for which United States Steel was responsible immediately following the Separation would be $900 million less than the net amounts attributed to United States Steel immediately prior to the Separation (Value Transfer). Any difference between the two amounts, adjusted for the Value Transfer, was to be settled in cash (Cash Settlement). During the last six months of 2001, United States Steel completed a number of financings in order to repay or replace certain indebtedness and other obligations of Marathon. At December 31, 2001, the net debt and other obligations of United States Steel was $54 million less than the net debt and other obligations attributed to United States Steel, adjusted for the Value Transfer. As a result, United States Steel recorded a $54 million payable to Marathon for the Cash Settlement. In accordance with the terms of the Separation, United States Steel paid Marathon $54 million, plus applicable interest, on February 6, 2002.

               The net assets of United States Steel at Separation were approximately the same as the net assets attributed to United States Steel immediately prior to the Separation, except for the Value Transfer and the impacts of certain other transactions directly related to the Separation. The following table reconciles the net assets attributed to United States Steel immediately prior to the Separation with the net assets of United States Steel immediately following the Separation:

          (In millions)
          ---------------------------------------------------------------------
          Net assets of United States Steel prior to Separation          $1,551
          Value Transfer                                          $ 900
          Separation costs funded by Marathon                        62
          Other Separation adjustments                               51
                                                                  -----
           Increase in net assets related to Separation                   1,013
                                                                         ------
          Net assets of United States Steel                              $2,564
          ---------------------------------------------------------------------

               In connection with the Separation, United States Steel and Marathon entered into the following Agreements:

          Financial Matters Agreement - This agreement establishes the responsibilities of United States Steel and Marathon relating to certain corporate obligations of Marathon at the time of Separation as follows:

               . The assumption by United States Steel of certain industrial revenue bonds and certain other financial obligations of Marathon. See Notes 11 and 26 for details.

               .    Obligations for which Marathon is solely responsible.

               . Obligations of Marathon for which United States Steel remains contingently liable. See Note 26 for details.

               . Obligations of United States Steel for which Marathon remains contingently liable.

          Tax Sharing Agreement - See Note 14, for a discussion of this agreement.

          Transition Services Agreement - This agreement provides that, to the extent that one company or the other is not able to immediately service its own needs relating to services formerly managed on a corporate-wide basis, United States Steel and Marathon will enter into a transition services agreement whereby one company will provide such services to the other to the extent requested if the providing company is able to do so. Such agreements will be for a term of up to twelve months and be on a cost reimbursement basis.

          License Agreement - This agreement granted to United States Steel a non-exclusive license to use the USX name rights and certain intellectual property with the right to sublicense.

          Insurance Assistance Agreement - This agreement provides for the division of responsibility for joint insurance arrangements and the associated payment of insurance claims and deductibles following the Separation for claims associated with pre-Separation periods.

               For other activities between United States Steel and Marathon in 2001 and prior periods, see Note 15.

--------------------------------------------------------------------------------
3.   Summary of Principal Accounting Policies

          Principles applied in consolidation - These financial statements include the accounts of United States Steel and its majority-owned subsidiaries.

               Investments in entities over which United States Steel has significant influence are accounted for using the equity method of accounting and are carried at United States Steel's share of net assets plus loans and advances. Differences in the basis of the investment and the underlying net asset value of the investee, if any, are amortized into earnings over the remaining useful life of the associated assets.

               Investments in companies whose stock is publicly traded are carried generally at market value. The difference between the cost of these investments and market value is recorded in other comprehensive income (net of tax). Investments in companies whose stock has no readily determinable fair value are carried at cost and are periodically reviewed for impairment.

               Income (loss) from investees includes United States Steel's proportionate share of income (loss) from equity method investments. Also, gains or losses from changes in ownership of unconsolidated investees are recognized in the period of change.

          Use of estimates - Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; environmental liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; and assets and obligations related to employee benefits. Additionally, certain estimated liabilities are recorded when management commits to a plan to close an operating facility or to exit a business activity. Actual results could differ from the estimates and assumptions used.

          Revenue recognition - Revenues are primarily recognized when products are shipped or services are provided to customers, the sales price is fixed and determinable, collectibility is reasonably assured, and title and risks of ownership have passed to the buyer. Costs associated with revenues, including shipping and other transportation costs, are recorded in cost of revenues.

          Cash and cash equivalents - Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less.

          Inventories - Inventories are carried at lower of cost or market on a worldwide basis. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

          Derivative instruments - United States Steel uses commodity-based and foreign currency derivative instruments to manage its exposure to price risk. Futures, forwards, swaps and options are used to reduce the effects of fluctuations in the purchase price of natural gas and nonferrous metals and also certain business transactions denominated in foreign currencies. United States Steel has not elected to designate derivative instruments as qualifying for hedge accounting treatment. As a result, the changes in fair value of all derivatives are recognized immediately in results of operations.

          Property, plant and equipment - Depreciation is primarily computed using a modified straight-line method based upon estimated lives of assets and production levels. The modification factors for domestic steel producing assets range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level. For certain equipment related to the railroad operations, depreciation is computed on the straight-line method, utilizing a composite or grouped asset approach, based on estimated lives of the assets.

               Depletion of mineral properties is based on rates which are expected to amortize cost over the estimated tonnage of minerals to be removed.

               United States Steel evaluates impairment of its property, plant and equipment on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market values.

               When property, plant and equipment depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as assets held for sale. Proceeds from disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on income.

          Major maintenance activities - United States Steel incurs planned major maintenance costs primarily for blast furnace relines. Costs that extend the life of the asset are separately capitalized in property, plant and equipment and are amortized over their estimated useful life, which is generally the period until the next scheduled reline.

          Environmental remediation - Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve existing assets' environmental safety or efficiency. United States Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted in certain instances.

          Pensions, other postretirement and postemployment benefits -United States Steel has noncontributory defined benefit pension plans covering most U.S. employees and defined benefit retiree health care and life insurance plans (other postretirement benefits) covering most U.S. employees on their retirement. The net pension and other postretirement benefits obligations recorded and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets, salary increases, the mortality of participants and the current level and escalation of health care costs in the future. Additionally, United States Steel recognizes an obligation to provide postemployment benefits, primarily for disability-related claims covering indemnity and medical payments to certain U.S. employees. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses are deferred and amortized over future periods.

          Concentration of credit and business risks - United States Steel is exposed to credit risk in the event of nonpayment by customers principally within the automotive, steel and construction industries. Changes in these industries may significantly affect management's estimates and United States Steel's financial performance. United States Steel mitigates its exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral.

               The majority of customers of United States Steel are located in the United States with the remainder primarily located in Central Europe. No single customer accounts for more than 5% of gross annual revenues.

          Stock-based compensation - In 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to apply the principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

          Deferred taxes - Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include United States Steel's expectation to generate sufficient future taxable income and management's intent regarding the permanent reinvestment of the earnings from certain foreign subsidiaries. U.S. deferred tax liabilities have not been recognized for the undistributed earnings of certain foreign subsidiaries, primarily USSK, because management intends to permanently reinvest such earnings in those foreign operations.

          Insurance - United States Steel is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

          Reclassifications - Certain reclassifications of prior years' data have been made to conform to 2001 classifications.

--------------------------------------------------------------------------------
4.   New Accounting Standards

          Effective January 1, 2001, United States Steel adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. This Statement, as amended, requires recognition of all derivatives at fair value as either assets or liabilities. A cumulative effect adjustment relating to the adoption of SFAS No. 133 was recognized in other comprehensive income. The cumulative effect adjustment relates only to deferred gains or losses for hedge transactions as of December 31, 2000. The effect of adoption of SFAS No. 133 was less than $1 million, net of tax.

                 In June 2001, the FASB issued SFAS No. 141 "Business
             Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations." The adoption of SFAS 141 and 142 on January 1, 2002, did not have a material impact on the results of operations or financial position of United States Steel.

                 SFAS No. 143 establishes a new accounting model for the
             recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. United States Steel will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, United States Steel has not completed its assessment of the effect of the adoption of this Statement on either its financial position or results of operations.

                 In August 2001, the FASB approved SFAS No. 144, "Accounting for
             Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This Statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. United States Steel adopted this Statement effective January 1, 2002. There were no financial statement implications related to the adoption of SFAS No. 144, and the guidance will be applied on a prospective basis.

--------------------------------------------------------------------------------
5. Business Combinations

             On November 24, 2000, United States Steel acquired U. S. Steel Kosice, s.r.o. (USSK), which is located in the Slovak Republic. USSK was formed in June 2000 to hold the steel operations and related assets of VSZ a.s. (VSZ), a diversified Slovak corporation. The purchase price for USSK consisted of cash payments of $69 million in 2000, $14 million in 2001 and additional consideration of not less than $25 million and up to $75 million was contingent upon the performance of USSK in 2001. Based on the performance of USSK in 2001, the maximum contingent consideration has been accrued and will be paid in two installments of $37.5 million each in 2002 and 2003, resulting in total cash consideration of $158 million. Additionally, $325 million of debt and $226 million of other liabilities were included with the acquisition. The acquisition was accounted for under the purchase method of accounting. The 2000 results of operations include the operations of USSK from the date of acquisition. Prior to this transaction, United States Steel and VSZ were equal partners in VSZ U. S. Steel, s.r.o. (VSZUSS), a tin mill products manufacturer. The assets of USSK included VSZ's interest in VSZUSS. The acquisition of the remaining interest in VSZUSS was accounted for under the purchase method of accounting. Prior to the acquisition, United States Steel had accounted for its investment in VSZUSS under the equity method of accounting.

                 On March 1, 2001, United States Steel completed the purchase of the tin mill products business of LTV Corporation (LTV), which is now operated as East Chicago Tin. In this noncash transaction, United States Steel assumed approximately $66 million of employee related obligations from LTV. The acquisition was accounted for using the purchase method of accounting. Results of operations for the year 2001 include the operations of East Chicago Tin from the date of acquisition. In the fourth quarter of 2001, United States Steel recorded an intangible asset impairment of $20 million, related to the five-year agreement for LTV to supply United States Steel with pickled hot bands entered into in conjunction with the acquisition of LTV's tin mill products business. This impairment was recorded because LTV permanently ceased operations at their plants during the quarter pursuant to a bankruptcy court order.

                 On March 23, 2001, Transtar, Inc. (Transtar) completed a
             reorganization with its two voting shareholders, United States Steel and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, United States Steel became sole owner of Transtar and certain of its subsidiaries. Holdings became owner of the other subsidiaries of Transtar. Because the reorganization involved the sale of certain subsidiaries to Holdings, a noncontrolling shareholder, Transtar recorded a gain by comparing the carrying value of the businesses sold to their fair value. United States Steel's share of the gain recognized by Transtar was $68 million, which is included in income (loss) from investees. Concurrently, United States Steel accounted for the change in ownership of Transtar using the step-acquisition purchase method of accounting. Also, in connection with this transaction, United States Steel recognized a favorable deferred tax adjustment of $33 million related to its investment in the stock of Transtar that was no longer required when United States Steel acquired 100 percent of Transtar. United States Steel previously accounted for its investment in Transtar under the equity method of accounting.

                 The following unaudited pro forma data for United States Steel includes the results of operations of the above acquisitions giving effect to them as if they had been consummated at the beginning of the years presented. Pro forma results for 2001 exclude the $68 million gain and $33 million tax benefit recorded as a result of the Transtar transaction. In addition, VSZ did not historically provide historical carve-out financial information for its steel activities prepared in accordance with generally accepted accounting principles in the United States of America. Therefore, United States Steel made certain estimates and assumptions regarding revenues and costs used in the preparation of the unaudited pro forma data relating to USSK for the year 2000.

                 The following unaudited pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

             (In millions)  (Unaudited)                       2001       2000
             -------------------------------------------------------------------
             Revenues and other income                      $ 6,353    $ 7,355
             Net income (loss)                                 (321)        58
             Per share - basic and diluted                    (3.60)       .65
             -------------------------------------------------------------------

--------------------------------------------------------------------------------
6. Extraordinary Losses

             In 1999, United States Steel irrevocably deposited with a trustee the entire 5.5 million common shares it owned in RTI International Metals, Inc. (RTI). The deposit of the shares resulted in the satisfaction of United States Steel's obligation under its 6/3//4% Exchangeable Notes (indexed debt) due February 1, 2000. Under the terms of the indenture, the trustee exchanged one RTI share for each note at maturity. All shares were required for satisfaction of the indexed debt; therefore, none reverted back to United States Steel.

                 As a result of the above transaction, United States Steel
             recorded in 1999 an extraordinary loss of $5 million, net of a $3 million income tax benefit, representing prepaid interest expense and the write-off of unamortized debt issue costs, and a pretax charge of $22 million, representing the difference between the carrying value of the investment in RTI and the carrying value of the indexed debt, which is included in net gains on disposal of assets.

                 In 1999, Republic Technologies International, LLC, an equity investee of United States Steel, recorded an extraordinary loss related to the early extinguishment of debt. As a result, United States Steel recorded an extraordinary loss of $2 million, net of a $1 million income tax benefit, representing its share of Republic's extraordinary loss.

--------------------------------------------------------------------------------
7. Other Items

             (In millions)                                            2001           2000          1999
             ------------------------------------------------------------------------------------------
             Net interest and other financial costs

               Interest and other financial income:
                 Interest income                                     $  13          $   3         $   1
                 Other                                                  (1)             7             -
                                                                     -----          -----         -----
                  Total                                                 12             10             1
                                                                     -----          -----         -----
               Interest and other financial costs:
                 Interest incurred                                     186             88            45
                 Less interest capitalized                               1              3             6
                                                                     -----          -----         -----
                  Net interest                                         185             85            39
                 Interest on tax issues                                (58) /(a)/      11            15
                 Financial costs on trust preferred securities          13             13            13
                 Financial costs on preferred stock of subsidiary       11              5             5
                 Amortization of discounts                               2              1             1
                 Expenses on sales of accounts receivable                -              -            15
                 Adjustment to settlement value of indexed debt          -              -           (13)
                                                                     -----          -----         -----
                  Total                                                153            115            75
                                                                     -----          -----         -----
               Net interest and other financial costs                $ 141          $ 105         $  74
             ------------------------------------------------------------------------------------------

             /(a)/ Includes a favorable adjustment of $67 million related to prior years' taxes.

             Foreign currency transactions

                    For 2001 and 2000, the aggregate foreign currency transaction gains (losses) included in determining net income were $(1) million and $7 million, respectively. There were no foreign currency transaction gains or losses in 1999.

--------------------------------------------------------------------------------
8. Segment Information

             United States Steel consists of two reportable operating segments:
             1) Domestic Steel and 2) U. S. Steel Kosice (USSK). Domestic Steel is engaged in the domestic production, sale and transportation of steel mill products, coke, taconite pellets and coal; the management of mineral resources; real estate development; and engineering and consulting services. USSK, with operations primarily in the Slovak Republic, is engaged in the production and sale of steel mill products and coke and primarily serves Central European markets.

                 Segment income does not include net interest and other
             financial costs or the provision (credit) for income taxes. Additionally, the following items are not allocated to operating segments:

                    .  Net pension credits
                    . Certain costs related to former United States Steel business activities
                    . Allocated Marathon corporate general and administrative costs. These costs primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.
                    . Certain other items not allocated to operating segments for business performance reporting purposes (see reconciliation below)

                 Information on assets by segment is not provided as it is not reviewed by the chief operating decision maker.

             (In millions)                                                              Domestic Steel      USSK         Total
             ------------------------------------------------------------------------------------------------------------------
             2001
             Revenues and other income:
              Customer                                                                      $5,323         $1,060        $6,383
              Intersegment/(a)/                                                                  6              -             6
              Marathon/(a)/                                                                      7              -             7
              Equity in earnings (losses) of unconsolidated investees                          (51)             1           (50)
              Other                                                                             22              3            25
                                                                                            ------         ------        ------
                Total revenues and other income                                             $5,307         $1,064        $6,371
                                                                                            ======         ======        ======
             Segment income (loss)                                                          $ (461)        $  123        $ (338)
             Significant noncash items included in segment income -
              Depreciation, depletion and amortization/(b)/                                    269             37           306
             Capital expenditures                                                              226             61           287
             ------------------------------------------------------------------------------------------------------------------
             2000/(c)/
             Revenues and other income:
              Customer                                                                      $5,989         $   92        $6,081
              Marathon/(a)/                                                                     17              -            17
              Equity in earnings of unconsolidated investees                                    28              -            28
              Other                                                                             50              -            50
                                                                                            ------         ------        ------
                Total revenues and other income                                             $6,084         $   92        $6,176
                                                                                            ======         ======        ======
             Segment income                                                                 $   98         $    2        $  100
             Significant noncash items included in segment income -
              Depreciation, depletion and amortization/(b)/                                    285              4           289
             Capital expenditures                                                              239              5           244
             ------------------------------------------------------------------------------------------------------------------
             1999/(c)/
             Revenues and other income:
              Customer                                                                      $5,519         $    -        $5,519
              Marathon/(a)/                                                                     17              -            17
              Equity in losses of unconsolidated investees                                     (35)             -           (35)
              Other                                                                             45              -            45
                                                                                            ------         ------        ------
                Total revenues and other income                                             $5,546         $    -        $5,546
                                                                                            ======         ======        ======
             Segment income                                                                 $  115         $    -        $  115
             Significant noncash items included in segment income -
              Depreciation, depletion and amortization                                         304              -           304
             Capital expenditures/(d)/                                                         286              -           286
             ------------------------------------------------------------------------------------------------------------------

             /(a)/ Revenues and transfers between segments and with Marathon were conducted under terms comparable to those with unrelated parties.
             /(b)/ Differences between segment total and United States Steel total represents amounts for impairment of assets related to the Fairless shutdown and the intangible asset related to the five-year agreement for LTV to supply pickled hot bands in 2001 and impairment of coal assets in 2000.
             /(c)/ Certain amounts have been reclassified from segment results to items not allocated to segments to conform to 2001 presentation.
             /(d)/ Differences between segment total and United States Steel total represent amounts related to corporate administrative activities.

                 The following schedules reconcile segment amounts to amounts reported in United States Steel's financial statements:

             (In millions)                                                          2001     2000     1999
             ----------------------------------------------------------------------------------------------
             Revenues and Other Income:
              Revenues and other income of reportable segments                     $6,371   $6,176   $5,546
              Items not allocated to segments:
               Gain on Transtar reorganization                                         68        -        -
               Insurance recoveries related to USS-POSCO fire                          46        -        -
               Asset impairment - trade receivables                                  (104)      (8)       -
               Impairment and other costs related to
                investments in equity investees                                         -      (36)     (54)
               Loss on investment used to satisfy indexed
                debt obligations                                                        -        -      (22)
               Elimination for intersegment revenues                                   (6)       -        -
                                                                                   ------   ------   ------
                 Total revenues and other income                                   $6,375   $6,132   $5,470
                                                                                   ======   ======   ======
             Income:
              Income (loss) for reportable segments                                $ (338)  $  100   $  115
              Items not allocated to segment income:
               Net pension credits                                                    146      266      193
               Costs related to former businesses                                     (76)     (86)     (83)
               Administrative expenses                                                (22)     (25)     (17)
                                                                                   ------   ------   ------
                                                                                     (290)     255      208
              Other items not allocated to segment income:
               Gain on Transtar reorganization                                         68        -        -
               Insurance recoveries related to USS-POSCO fire                          46        -        -
               Asset impairments - trade receivables                                 (100)      (8)       -
                                 - other receivables                                  (46)       -        -
               Impairment and other costs related to
                investments in equity investees                                         -      (36)     (54)
               Loss on investment used to satisfy indexed
                debt obligations                                                        -        -      (22)
               Costs related to Fairless shutdown                                     (38)       -        -
               Costs related to Separation                                            (25)       -        -
               Asset impairments - intangible assets                                  (20)       -        -
                                 - coal                                                 -      (71)       -
               Environmental and legal contingencies                                    -      (36)     (17)
               Voluntary early retirement program pension settlement                    -        -       35
                                                                                   ------   ------   ------
                 Total income (loss) from operations                               $ (405)  $  104   $  150
             ----------------------------------------------------------------------------------------------

             Revenues by Product:
             (In millions)                                                          2001     2000     1999
             ----------------------------------------------------------------------------------------------
             Sheet and semi-finished steel products                                $3,163   $3,288   $3,433
             Tubular products                                                         755      754      221
             Plate and tin mill products                                            1,273      977      919
             Raw materials (coal, coke and iron ore)                                  485      626      549
             Other/(a)/                                                               610      445      414
                                                                                   ------   ------   ------
               Total                                                               $6,286   $6,090   $5,536
             ----------------------------------------------------------------------------------------------

             /(a)/ Includes revenue from the sale of steel production by-products, engineering and consulting services, real estate development and resource management, and, beginning in 2001, transportation services.

             Geographic Area:

                       The information below summarizes revenue and other income
             and property, plant and equipment and investments (assets) at the manufacturing facilities in the different geographic areas.

                                                                                            Revenues
                                                                                              and
             (In millions)                                                          Year  Other Income   Assets
             --------------------------------------------------------------------------------------------------
             United States                                                          2001     $5,302      $2,927
                                                                                    2000      6,027       2,745
                                                                                    1999      5,452       2,889
             Slovak Republic                                                        2001      1,030         429
                                                                                    2000         95         376
                                                                                    1999          3          60
             Other Foreign Countries                                                2001         43          11
                                                                                    2000         10          10
                                                                                    1999         15           3
             Total                                                                  2001     $6,375      $3,367
                                                                                    2000      6,132       3,131
                                                                                    1999      5,470       2,952
             --------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
9. Supplemental Cash Flow Information

                     (In millions)                                                           2001          2000         1999
                    -----------------------------------------------------------------------------------------------------------
                     Noncash investing and financing activities:
                      Assets acquired through capital leases                                $     7      $     -       $    -
                      Steel Stock issued for employee stock plans                                 9            5            2
                      Disposal of assets:
                        Deposit of RTI common shares in satisfaction of indexed debt              -            -           56
                        Interest in USS/Kobe contributed to Republic                              -            -           40
                        Other disposals of assets - notes or common stock received                4           14            1
                      Business combinations:
                        Acquisition of East Chicago Tin - liabilities assumed                    66            -            -
                        Acquisition of Transtar:
                         Liabilities assumed                                                    114            -            -
                         Investee liabilities consolidated in step acquisition                  145            -            -
                        Acquisition of USSK:
                         Liabilities assumed                                                      -          568            -
                         Accrual of contingent consideration at present value                    45           21            -
                         Investee liabilities consolidated in step acquisition                    -            3            -
                        Other acquisitions:
                         Liabilities assumed                                                      -            -           26
                         Investee liabilities consolidated in step acquisition                    -            -           26
                      Separation activities (see Note 2):
                        Marathon obligations historically attributed to
                         United States Steel retained by Marathon in the
                         Separation (Value Transfer)                                            900            -            -
                        Separation costs funded by Marathon                                      62            -            -
                        Other Separation adjustments                                             51            -            -
                    -----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10. Short-Term Debt

                    USSK has a short-term $10 million credit facility that expires in November 2002. The facility, which is nonrecourse to United States Steel, bears interest on prevailing short-term market rates plus 1%. USSK is obligated to pay a .25% commitment fee on undrawn amounts. At December 31, 2001, there were no borrowings against this facility.

--------------------------------------------------------------------------------
11. Long-Term Debt

                                                                             Interest                           December 31
-------------------------------------------------------------------------------------------------------------------------------
                     (In millions)                                           Rates - %         Maturity      2001         2000
                    -----------------------------------------------------------------------------------------------------------
                     Senior Notes                                             10 3/4             2008       $  535      $     -
                     Senior Quarterly Income Debt Securities                  10                 2031           49            -
                     Obligations relating to Industrial Development and
                      Environmental Improvement Bonds and Notes                1 17/25-6 7/8  2009 - 2033      471            -
                     Inventory facility                                                          2004            -            -
                     Fairfield Caster Lease                                                   2002 - 2012       84            -
                     All other obligations, including other capital leases                                       6            -
                     USSK loan                                                 8 1/2             2010          325            -
                     USSK credit facility                                                                        -            -
                     Marathon debt attributed to United States Steel                                             -        2,387
                                                                                                            ------      -------
                        Total                                                                                1,470        2,387
                     Less unamortized discount                                                                   4           12
                     Less amount due within one year                                                            32          139
                                                                                                            ------      -------
                        Long-term debt due after one year                                                   $1,434      $ 2,236
                    -----------------------------------------------------------------------------------------------------------

                       Marathon debt attributed to United States Steel was
                    determined based on the cash flows of United States Steel (see Note 2). Included in Marathon debt attributable to United States Steel was an accounts receivable facility accounted for as a secured borrowing. At December 31, 2000, $350 million was outstanding under this facility. The facility was terminated and repaid in 2001.

                    Senior Notes - $385 million and $150 million of Senior Notes (Notes) were issued on July 27, 2001 and September 11, 2001, respectively. Interest is payable semi-annually commencing February 1, 2002. Up to 35% of the aggregate principal amount of the Notes may be redeemed at any time prior to August 1, 2004, with the proceeds of public offerings of certain capital stock at a redemption price of 110.75% of the principal amount plus accrued interest.

                    Senior Quarterly Income Debt Securities (SQUIDS) - On December 19, 2001, SQUIDS were issued in an exchange for certain preferred securities of Marathon. Interest is payable quarterly commencing March 31, 2002. The SQUIDS will be redeemable at the option of United States Steel, in whole or in part, on or after December 31, 2006, at 100% of the principal amount redeemed together with accrued but unpaid interest to the redemption date.

                    Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes - Under the Financial Matters Agreement (see Note 2), United States Steel assumed and will discharge all principal, interest and other duties of Marathon under these obligations, including any amounts due upon any defaults or accelerations of any of the obligations, other than defaults or accelerations caused by any action of Marathon. The agreement also provides that on or before the tenth anniversary of the Separation, United States Steel will provide for the discharge of Marathon from any remaining liability under any of these obligations. At December 31, 2001, $141 million of the $471 million were supported by letter of credit arrangements that could become short-term obligations under certain circumstances, including the ability of the remarketing agent to remarket the bonds.

                    Inventory facility - On November 30, 2001, United States Steel entered into a revolving credit facility that provides for borrowings of up to $400 million which expires on December 31, 2004. The facility is secured by all domestic inventory and related assets, including receivables other than those sold under the Receivables Purchase Agreement (see Note 22). The amount outstanding under the facility will not exceed the permitted "borrowing base" calculated on percentages of the values of eligible inventory. At December 31, 2001, $250 million was available to United States Steel under this facility. Interest on borrowings will be calculated based on either LIBOR or J. P. Morgan Chase's prime rate using spreads determined by credit ratings.

                    Fairfield Caster Lease - United States Steel is the lessee of a slab caster at the Fairfield Works facility in Alabama. The sublease is accounted for as a capital lease. Marathon is the obligor under the lease. Under the Financial Matters Agreement, United States Steel assumed and will discharge all obligations under this lease. This lease is an amortizing financing with a final maturity of 2012, subject to additional extensions.

                    USSK loan - USSK has a loan with a group of financial institutions which is nonrecourse to United States Steel. The loan is subject to annual repayments of $20 million beginning in 2003, with the balance due in 2010. Mandatory prepayments of the loan may be required based upon a cash flow formula or a change in control of United States Steel. The amount of the mandatory prepayment under the cash flow formula, payable April 1, 2002, is $26 million.

                    USSK credit facility - USSK has a $40 million credit facility that expires in December 2004. The facility, which is nonrecourse to United States Steel, bears interest on prevailing market rates plus .90%. USSK is obligated to pay a .25% commitment fee on undrawn amounts.

                    Covenants - The Notes, SQUIDS, USSK loan, USSK credit facility and the Inventory facility may be declared immediately due and payable in the event of a change in control of United States Steel, as defined in the related agreements. In such event, United States Steel may also be required to either repurchase the leased Fairfield Caster for $96 million or provide a letter of credit to secure the remaining obligation. Additionally, the Notes contain various other restrictive covenants, the majority of which will not apply upon the attainment of an investment grade rating, including restrictions on the payment of dividends, limits on additional borrowings, including limiting the amount of borrowings secured by inventories and the accounts receivable securitization, limits on sale/leaseback, limits on the use of funds from asset sales and sale of the stock of subsidiaries, and restrictions on our ability to make investments in joint ventures or make certain acquisitions. The Inventory facility imposes additional restrictions including financial covenants that require that United States Steel meet interest expense coverage and leverage ratios beginning on September 30, 2002, limitations on capital expenditures, and restrictions on investments. If these covenants are breached, creditors would be able to declare their obligations immediately due and payable and foreclose on any collateral.

                     Debt Maturities - Aggregate maturities of long-term debt are as follows (In millions):

                                                          Year ended December 31,
                      Total           2002           2003           2004           2005           2006       Later Years
                    -----------------------------------------------------------------------------------------------------
                     $ 1,470         $   32         $   26         $    25        $    25        $    26       $ 1,336

--------------------------------------------------------------------------------
12. Pensions and Other Postretirement Benefits

                    United States Steel has noncontributory defined benefit pension plans covering substantially all U.S. employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits are also provided to most U.S. salaried employees based upon a percent of total career pensionable earnings. United States Steel also participates in multiemployer plans, most of which are defined benefit plans associated with coal operations.
                       United States Steel also has defined benefit retiree
                    health care and life insurance plans (other benefits) covering most U.S. employees upon their retirement. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, both subject to various cost sharing features. Life insurance benefits are provided to nonunion retiree beneficiaries primarily based on employees' annual base salary at retirement. For U.S. union retirees, life insurance benefits are provided primarily based on fixed amounts negotiated in labor contracts with the appropriate unions.

                                                                               Pension Benefits              Other Benefits
                                                                           ------------------------      ----------------------
                     (In millions)                                           2001            2000           2001         2000
                    -----------------------------------------------------------------------------------------------------------
                     Change in benefit obligations
                     Benefit obligations at January 1                      $  6,921         $ 6,716       $  2,149      $ 1,896
                     Service cost                                                89              76             15           12
                     Interest cost                                              496             505            161          147
                     Plan amendments                                              4               -              -            -
                     Actuarial losses                                           469             430            261          260
                     Plan merger and acquisition                                106/(a)/          -            152/(a)/       -
                     Settlements, curtailments and termination benefits          21/(b)/          -              -            -
                     Benefits paid                                             (748)           (806)          (183)        (166)
                                                                           --------         -------       --------      -------
                     Benefit obligations at December 31                    $  7,358         $ 6,921       $  2,555      $ 2,149
                    -----------------------------------------------------------------------------------------------------------
                     Change in plan assets
                     Fair value of plan assets at January 1                $  9,312         $ 9,995       $    842      $   281
                     Actual return on plan assets                               (26)            139             21           26
                     Acquisition                                                 62              (1)             -            -
                     Employer contributions                                       -               -             17          576/(c)/
                     Trustee distributions/(d)/                                 (17)            (16)             -            -
                     Benefits paid from plan assets                            (748)           (805)          (152)         (41)
                                                                           --------         -------       --------      -------
                     Fair value of plan assets at December 31              $  8,583         $ 9,312       $    728      $   842
                    -----------------------------------------------------------------------------------------------------------
                     Funded status of plans at December 31                 $  1,225/(e)/    $ 2,391/(e)/  $ (1,827)     $(1,307)
                     Unrecognized net gain from transition                       (1)             (2)             -            -
                     Unrecognized prior service cost                            629             719              7           12
                     Unrecognized actuarial (gains) losses                      866            (474)            57         (241)
                     Additional minimum liability                               (32)/(f)/        (7)/(f)/        -            -
                                                                           --------         -------       --------      -------
                     Prepaid (accrued) benefit cost                        $  2,687         $ 2,627       $ (1,763)     $(1,536)
                    -----------------------------------------------------------------------------------------------------------

                    /(a)/ Reflects merger of Transtar benefit plans and LTV
                          Steel's tin mill employee obligations and recognition of the obligation associated with retiree medical benefits for the pre-1989 Lorain Works' retirees which had been assumed by USS/Kobe Steel Company (USS/Kobe) in 1989 at the formation of the joint venture. Republic Technologies International Holdings, LLC (Republic) became responsible for all of USS/Kobe's employee benefit liabilities, except for active employees of the tubular processing facility, when USS/Kobe was merged into Republic in 1999. Republic filed for bankruptcy in April 2001, as discussed in
                          Note 16. Subsequently, Republic stopped reimbursing United States Steel for the pre-1989 Lorain Works' retiree medical benefits. Due to these events, United States Steel recorded an obligation for payment of the benefits and an associated receivable from Republic for the reimbursement of these payments. These pre-1989 Lorain Works' retiree medical benefits are the subject of a pending request for payment as administrative expenses in the bankruptcy proceedings; however, even if the petition is successful, Republic's ability to pay is uncertain; therefore, a reserve has been established for a portion of the receivable.
                    /(b)/ Recognizes increases due principally to a non-union
                          voluntary early retirement program offered in conjunction with the Separation and a shutdown of the majority of the Fairless Plant.
                    /(c)/ Includes contributions of $530 million to a Voluntary
                          Employee Benefit Association trust, comprised of $30 million in contractual requirements and an elective contribution of $500 million. Also includes a $30 million elective contribution to the non-union retiree life insurance trust.
                    /(d)/ Represents transfers of excess pension assets to fund retiree health care benefits accounts under Section 420 of the Internal Revenue Code.

                    /(e)/ Includes a plan that has accumulated benefit
                          obligations in excess of plan assets:                       2001         2000
                                                                                    --------     ---------
                               Aggregate accumulated benefit obligations            $    (58)    $     (40)
                               Aggregate projected benefit obligations (PBO)             (69)          (49)
                               Aggregate plan assets                                       -             -

                          Of the $69 million PBO total, $8 million represents the portion of pension benefits applicable to Marathon employees' corporate service with USX. Such amount will be reimbursed by Marathon and is reflected as a receivable on the balance sheet. The aggregate accumulated benefit obligation is included in employee benefits in the balance sheet.
                    /(f)/ Additional minimum liability recorded was offset by
                          the following:

                          Intangible asset                                          $      -   $      1
                                                                                    ========   ========
                             Accumulated other comprehensive income (losses):
                               Beginning of year                                    $     (4)  $     (7)
                               Change during year (net of tax)                           (16)         3
                                                                                    --------   --------
                               Balance at end of year                               $    (20)  $     (4)
                    ------------------------------------------------------------------------------------

                                                               Pension Benefits                        Other Benefits
                                                      -----------------------------------     ------------------------------------
              (In millions)                               2001          2000     1999           2001        2000         1999
              --------------------------------------------------------------------------------------------------------------------
              Components of net periodic
               benefit cost (credit)
              Service cost                             $    89         $  76   $    87        $   15      $    12      $   15
              Interest cost                                496           505       473           161          147         133
              Expected return on plan assets              (837)         (841)     (781)          (60)         (24)        (21)
              Amortization - net transition gain            (1)          (67)      (67)            -            -           -
                           - prior service costs            97            98        83             4            4           4
                           - actuarial (gains) losses        2           (44)        6            (3)         (29)        (12)
              Multiemployer and
               other plans                                   -             -         -            12/(a)/       9/(a)/      7/(a)/
              Settlement and
               termination (gains)
               losses                                       34/(b)/        -        (35)/(b)/      -            -           -
                                                       -------         -----      -----       ------      -------    --  ----
              Net periodic benefit
               cost (credit)                           $  (120)        $(273)     $(234)      $  129      $   119      $  126
              --------------------------------------------------------------------------------------------------------------------

              /(a)/ Represents payments to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $76 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.
              /(b)/ Relates primarily to voluntary early retirement programs.

                                                         Pension Benefits    Other Benefits
                                                        ------------------  ----------------
                                                           2001      2000     2001     2000
              ------------------------------------------------------------------------------
              Weighted-average actuarial assumptions
               at December 31:
              Discount rate                                 7.0%      7.5%     7.0%     7.5%
              Expected annual return on plan assets         8.9%      8.9%     8.0%     8.5%
              Increase in compensation rate                 4.0%      4.0%     4.0%     4.0%
              ------------------------------------------------------------------------------

                  For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5% for 2008 and remain at that level thereafter.
                  A one-percentage-point change in assumed health care cost
              trend rates would have the following effects:

                                                                        1-Percentage-    1-Percentage-
              (In millions)                                            Point Increase   Point Decrease
              ----------------------------------------------------------------------------------------
              Effect on total of service and interest cost components     $    19          $    (16)
              Effect on other postretirement benefit obligations              222              (188)
              ----------------------------------------------------------------------------------------

                  United States Steel also contributes to several defined
              contribution plans for its salaried employees and a small number of wage employees. Company contributions to these plans, which for the most part are based on a percentage of the employees' salary depending on years of service, totaled $13 million in 2001, $11 million in 2000 and $10 million in 1999. Most union employees are eligible to participate in a defined contribution plan where there is no company match on savings. United States Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans; company costs under these plans totaled less than $1 million in 2001, 2000 and 1999.

--------------------------------------------------------------------------------
13. Inventories

              (In millions)                December 31        2001         2000
              ------------------------------------------------------------------
              Raw materials                                  $  184        $ 214
              Semi-finished products                            388          429
              Finished products                                 202          210
              Supplies and sundry items                          96           93
                                                             ------        -----
                 Total                                       $  870        $ 946
              ------------------------------------------------------------------

                  At December 31, 2001 and 2000, the LIFO method accounted for
              91% of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $410 million in 2001 and $380 million in 2000. Cost of revenues was reduced and income (loss) from operations was improved by $24 million in 2001 and $3 million in 2000 as a result of liquidations of LIFO inventories.

--------------------------------------------------------------------------------
14. Income Taxes

             Provisions (credits) for income taxes were:

                                            2001                             2000                               1999
                               ----------------------------     -----------------------------      ---------------------------------
             (In millions)     Current    Deferred    Total     Current    Deferred     Total      Current    Deferred      Total
              ----------------------------------------------------------------------------------------------------------------------
              Federal             $(326)     $  38      $(288)     $(357)     $ 340        $ (17)     $ (84)     $  99        $   15
              State and local       (23)       (13)       (36)       (12)        49           37          1          8             9
              Foreign                 3         (7)        (4)         -          -            -          1          -             1
                                  -----      -----      -----   --------   --------  -----------   --------   --------   -----------
                Total             $(346)     $  18      $(328)     $(369)     $ 389        $  20      $ (82)     $ 107        $   25
              ----------------------------------------------------------------------------------------------------------------------

                A reconciliation of the federal statutory tax rate (35%) to total provisions (credits) follows:

              (In millions)                                                           2001            2000          1999
              -----------------------------------------------------------------------------------------------------------
              Statutory rate applied to income (loss) before income taxes            $(191)           $   -        $   27
              Excess percentage depletion                                               (1)              (3)           (7)
              Effects of foreign operations, including foreign tax credits             (38)              (5)           (2)
              State and local income taxes after federal income tax effects            (23)              24             6
              Credits other than foreign tax credits                                    (3)              (3)           (3)
              Nontaxable gain from ownership change                                    (24)               -             -
              Adjustments of prior years' federal income taxes                         (18)               5             -
              Dispositions of investments                                              (33)               -             -
              Other                                                                      3                2             4
                                                                                     -----            -----        ------
                  Total provisions (credits)                                         $(328)           $  20        $   25
 ------------------------------------------------------------------------------------------------------------------------

                Deferred tax assets and liabilities resulted from the following:

              (In millions)                                                                     December 31       2001       2000
              -------------------------------------------------------------------------------------------------------------------
              Deferred tax assets:
               Minimum tax credit carryforwards                                                               $      3   $     39
               State tax loss carryforwards (expiring in 2009 through 2011)                                          2         55
               Foreign tax loss carryforwards                                                                       20         21
               Employee benefits                                                                                   875        782
               Receivables, payables and debt                                                                       99         52
               Expected federal benefit for deducting state deferred income taxes                                   27         16
               Contingencies and other accruals                                                                     98         71
               Other                                                                                                20          2
               Valuation allowances:
                Foreign                                                                                            (20)       (21)
                State                                                                                               (9)       (34)
                                                                                                              --------   --------
                  Total deferred tax assets/(a)/                                                                 1,115        983
                                                                                                              --------   --------
              Deferred tax liabilities:
               Property, plant and equipment                                                                       359        248
               Prepaid pensions                                                                                 1 ,095      1,046
               Inventory                                                                                            34         15
               Investments in subsidiaries and equity investees                                                     67         82
               Other                                                                                                74         61
                                                                                                              --------   --------
                  Total deferred tax liabilities                                                                 1,629      1,452
                                                                                                              --------   --------
                   Net deferred tax liabilities                                                               $    514   $    469
              -------------------------------------------------------------------------------------------------------------------

              /(a)/ United States Steel expects to generate sufficient future taxable income to realize the benefit of its deferred tax assets.

                     The consolidated tax returns of Marathon for the years 1992 through 1997 are under various stages of audit and administrative review by the IRS. United States Steel believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

                     Pretax loss in 2001 and 2000 included $103 million and $8
             million of income, respectively, attributable to foreign sources.

                     Undistributed earnings of certain consolidated foreign
             subsidiaries at December 31, 2001, amounted to $130 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because United States Steel intends to permanently reinvest such earnings in foreign operations. If such earnings were not permanently reinvested, a deferred tax liability of approximately $40 million would have been required.

                       Under the Slovak Income Tax Act, USSK is entitled to
                    claim an income tax credit of 100% of its tax liability through 2004 and a 50% credit in 2005 through 2009. To qualify for a tax credit in 2001, USSK must generate more than 60% of its revenue from export sales; and commit to reinvest all tax credits earned into qualifying capital expenditures over a period of time as stipulated in the Slovak Income Tax Act. Management believes that USSK has met all necessary requirements for claiming a tax credit in 2001.

                       United States Steel and Marathon entered into a Tax
                    Sharing Agreement that reflects each party's rights and obligations relating to payments and refunds of income, sales, transfer and other taxes that are attributable to periods beginning prior to and including the Separation Date and taxes resulting from transactions effected in connection with the Separation.

                       The Tax Sharing Agreement incorporates the general tax
                    sharing principles of the former tax allocation policy. In general, United States Steel and Marathon, will make payments between them such that, with respect to any consolidated, combined or unitary tax returns for any taxable period or portion thereof ending on or before the Separation Date, the amount of taxes to be paid by each of United States Steel and Marathon will be determined, subject to certain adjustments, as if the former groups each filed their own consolidated, combined or unitary tax return. The Tax Sharing Agreement also provides for payments between United States Steel and Marathon for certain tax adjustments which may be made after the Separation. Other provisions address, but are not limited to, the handling of tax audits, settlements and return filing in cases where both United States Steel and Marathon have an interest in the results of these activities.

                       A preliminary settlement for the calendar year 2001
                    federal income taxes, which would have been made in March 2002 under the former tax allocation policy, was made immediately prior to the Separation at a discounted amount to reflect the time value of money. Under the preliminary settlement for calendar year 2001, United States Steel received $441 million from Marathon immediately prior to Separation arising from the tax allocation policy. This policy provides that United States Steel receive the benefit of tax attributes (principally net operating losses and various tax credits) that arose out of its business and which were used on a consolidated basis.

                       Additionally, pursuant to the Tax Sharing Agreement,
                    United States Steel and Marathon have agreed through various representations and covenants to protect the tax-free status of the Separation. To the extent that a breach of a representation or covenant results in corporate tax being imposed, the breaching party, either United States Steel or Marathon, will be responsible for the payment of the corporate tax.

--------------------------------------------------------------------------------
15. Transactions with Marathon

                    Revenues and purchases - United States Steel revenues for sales to Marathon totaled $7 million in 2001 and $17 million in both 2000 and 1999. United States Steel purchases from Marathon totaled $30 million, $60 million and $41 million in 2001, 2000 and 1999, respectively. These transactions were conducted under terms comparable to those with unrelated parties.

                    Receivables from/payables to Marathon - At December 31, 2001 and 2000, amounts receivable or payable were included in the balance sheet as follows:

                    (In millions)                                          December 31             2001                2000
                    ----------------------------------------------------------------------------------------------------------
                    Receivables:
                     Current:
                      Trade receivables                                                           $     -            $      2
                      Income tax settlement with Marathon (Note 1)                                     28                 364
                                                                                                  -------            --------
                        Current receivables from Marathon                                              28                 366
                                                                                                  -------            --------
                     Noncurrent:
                      Estimated future income tax settlements                                           -                  97
                      Reimbursements under nonqualified employee benefit plans (Note 12)                8                   -
                                                                                                  -------            --------
                        Noncurrent receivables from Marathon                                            8                  97
                                                                                                  -------            --------
                    Current payables:
                      Trade and income taxes                                                            -                   5
                      Separation settlement payable (Note 2)                                           54                   -
                                                                                                  -------            --------
                        Current payables to Marathon                                              $    54            $      5
                    ----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
16. Investments and Long-Term Receivables

                    (In millions)                December 31   2001      2000
                    ------------------------------------------------------------
                    Equity method investments                 $  233    $  325
                    Other investments                             49        67
                    Receivables due after one year                 8         5
                    Deposits of restricted cash                    2         3
                    Other                                         54        39
                                                              ------    ------
                      Total                                   $  346    $  439
                    ------------------------------------------------------------

                       Summarized financial information of investees accounted
                    for by the equity method of accounting follows:

                    (In millions)                                  2001          2000          1999
                    --------------------------------------------------------------------------------
                    Income data - year:
                     Revenues and other income                    $2,244        $3,484        $3,027
                     Operating income (loss)                         (97)          112           (57)
                     Net loss                                       (208)         (166)         (193)
                    --------------------------------------------------------------------------------
                    Balance sheet data - December 31:
                     Current assets                               $  705        $  911
                     Noncurrent assets                             1,604         2,196
                     Current liabilities                             861         1,171
                     Noncurrent liabilities                        1,340         1,307
                    --------------------------------------------------------------------------------

                       United States Steel acquired a 25% interest in VSZ during
                    2000. VSZ does not provide its shareholders with financial statements prepared in accordance with accounting principles generally accepted in the United States (USGAAP). Although shares of VSZ are traded on the Bratislava Stock Exchange, those securities do not have a readily determinable fair value as defined under USGAAP. Accordingly, United States Steel accounts for its investment in VSZ under the cost method of accounting.

                       In 1999, United States Steel and Kobe Steel, Ltd. (Kobe
                    Steel) completed a transaction that combined the steelmaking and bar producing assets of USS/Kobe Steel Company (USS/Kobe) with companies controlled by Blackstone Capital Partners II. The combined entity was named Republic Technologies International, LLC and is a wholly owned subsidiary of Republic Technologies International Holdings, LLC (Republic). As a result of this transaction, United States Steel recorded $47 million in charges related to the impairment of the carrying value of its investment in USS/Kobe and costs related to the formation of Republic. These charges were included in income (loss) from investees in 1999. In addition, United States Steel made a $15 million equity investment in Republic. United States Steel owned 50% of USS/Kobe and now owns 16% of Republic. United States Steel accounted for its investment in Republic under the equity method of accounting. During the first quarter of 2001, United States Steel discontinued applying the equity method of accounting since investments in and advances to Republic had been reduced to zero. On April 2, 2001, Republic filed a voluntary petition with the U.S. Bankruptcy Court to reorganize its operations under Chapter 11 of the U.S. Bankruptcy Code. As a result of Republic's action, United States Steel recorded a pretax charge of $74 million for potentially uncollectible receivables from Republic and recognized certain debt obligations of $14 million previously assumed by Republic. Due to further financial deterioration of Republic during the balance of 2001, United States Steel recorded a pretax charge of $68 million in the fourth quarter of 2001, related to a portion of the remaining Republic receivables exposure and retiree medical cost reimbursements owed by Republic. Summary financial information of Republic is included in the table above.

                       United States Steel operates and sells coke and by-
                    products through the Clairton 1314B Partnership, L.P. in which it is the sole general partner. United States Steel is responsible for purchasing, operations and product sales and accounts for its 10% interest in the partnership under the equity method of accounting. United States Steel's share of profits and losses was 1.75% for the years ended December 31, 2001, 2000 and 1999 and will increase to 45.75% when a specified rate of return level is met by the limited partners. The partnership at times had operating cash shortfalls in 2001, after payment of distributions to the partners, that were funded with loans from United States Steel. As of December 31, 2001, the partnership owed United States Steel $3 million, which was repaid in January 2002. An unamortized deferred gain from the formation of the partnership of $150 million is included in deferred credits and other liabilities in the balance sheet. The gain will not be recognized in income as long as United States Steel has a commitment to fund cash shortfalls of the partnership.

                       Dividends and partnership distributions received from
                    equity investees were $17 million in 2001, $10 million in 2000 and $2 million in 1999.

                       United States Steel purchases of transportation services
                    and semi-finished steel from equity investees totaled $261 million, $566 million and $361 million in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, United States Steel payables to these investees totaled $31 million and $66 million, respectively. Transtar, a provider of transportation services and formerly an equity investee, was acquired on March 23, 2001, as discussed in Note 5.

                       United States Steel revenues for steel and raw material
                    sales to equity investees totaled $852 million, $958 million and $831 million in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, United States Steel receivables from these investees were $228 million and $177 million, respectively. Generally, these transactions were conducted under long-term, market-based contractual arrangements.

--------------------------------------------------------------------------------
17. Leases

                    Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                      Capital             Operating
                    (In millions)                                                     Leases                Leases
                    -----------------------------------------------------------------------------------------------
                    2002                                                             $     14              $     92
                    2003                                                                   13                    79
                    2004                                                                   11                    71
                    2005                                                                   11                    46
                    2006                                                                   11                    37
                    Later years                                                            74                   188
                    Sublease rentals                                                        -                   (96)
                                                                                     --------              --------
                      Total minimum lease payments                                        134              $    417


                    Less imputed interest costs                                            44
                                                                                     --------
                      Present value of net minimum lease payments
                       included in long-term debt (see Note 11)                      $     90
                    -----------------------------------------------------------------------------------------------
                        Operating lease rental expense:

                    (In millions)                                                2001          2000          1999
                    -----------------------------------------------------------------------------------------------
                    Minimum rental                                              $ 133         $ 132         $ 124
                    Contingent rental                                              18            17            18
                    Sublease rentals                                              (17)           (6)           (6)
                                                                                -----         -----         -----
                     Net rental expense                                         $ 134         $ 143         $ 136
                    -----------------------------------------------------------------------------------------------

                       United States Steel leases a wide variety of facilities
                    and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options.

--------------------------------------------------------------------------------
18. Preferred Securities

                    Marathon was the issuer and obligor of the following preferred securities:

                         .  8 3/4% Cumulative Monthly Income Preferred Shares
                            (MIPS) issued by a wholly owned subsidiary of Marathon
                         .  6 3/4% Convertible Quarterly Income Preferred
                            Securities of USX Capital Trust I (QUIPS)
                         .  6.50% Cumulative Convertible Preferred Stock
                            (Preferred Stock)

                       All of the outstanding QUIPS and Preferred Stock and a
                    portion of the MIPS were historically attributed to United States Steel. In December 2001, $49 million of these securities were exchanged for SQUIDS issued by United States Steel as part of the financings incurred by United States Steel related to the Separation.

                       On December 31, 2001, Marathon redeemed the outstanding
                    MIPS for cash. At the time of Separation, the QUIPS and Preferred Stock were retained by Marathon and were redeemed or repaid by Marathon in January 2002.

--------------------------------------------------------------------------------
19. Stockholder Rights Plan

                    On December 31, 2001, United States Steel adopted a new Stockholder Rights Plan and declared a dividend distribution of one right for each share of common stock issued pursuant to the Plan of Reorganization in connection with the Separation. Each right becomes exercisable, at a price of $110, after any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for 15% or more of the outstanding voting power represented by the outstanding Voting Stock, except pursuant to a qualifying all-cash tender offer for all outstanding shares of Voting Stock which results in the offeror owning shares of Voting Stock representing a majority of the voting power (other than Voting Stock beneficially owned by the offeror immediately prior to the offer). If the rights become exercisable, each right will entitle the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Preferred Stock or, upon the acquisition by any person of 15% or more of the outstanding voting power represented by the outstanding Voting Stock (or, in certain circumstances, other property), common stock having a market value of twice the exercise price. After a person or group acquires 15% or more of the outstanding voting power, if United States Steel engages in a merger or other business combination where it is not the surviving corporation or where it is the surviving corporation and the Voting Stock is changed or exchanged, or if 50% or more of United States Steel's assets, earnings power or cash flow are sold or transferred, each right will entitle the holder to purchase common stock of the acquiring entity having a market value of twice the exercise price. The rights and the exercise price are subject to adjustment. The rights will expire on December 31, 2011, unless such date is extended or the rights are earlier redeemed by United States Steel before they become exercisable. Under certain circumstances, the Board of Directors has the option to exchange one share of the respective class of Voting Stock for each exercisable right.

--------------------------------------------------------------------------------
20. Income Per Common Share

                    Prior to December 31, 2001, the businesses comprising United States Steel were an operating unit of Marathon and did not have any public equity securities outstanding. In connection with the Separation, United States Steel was capitalized through the issuance of 89.2 million shares of common stock. Basic and diluted net income (loss) per share for all periods presented are calculated by dividing net income
                    (loss) for the period by the number of outstanding common shares at December 31, 2001, the date of the Separation. In addition, the potential common stock related to employee options to purchase 3,520,000 shares of common stock have been excluded from the computation of diluted net income
                    (loss) per share for all periods presented because their effect was antidilutive. These common stock equivalents will be included in future periods if their effect is dilutive.

                                                                           2001           2000          1999
                    ----------------------------------------------------------------------------------------
                    Computation of Income Per Share
                    -------------------------------
                    Net income (loss) (millions):
                     Income (loss) before extraordinary losses            $ (218)        $ (21)        $  51
                     Extraordinary losses                                      -             -             7
                                                                          ------         -----         -----
                     Net income (loss) applicable to common stock         $ (218)        $ (21)        $  44
                                                                          ======         =====         =====
                    Per share basic and diluted:
                     Income (loss) before extraordinary losses            $(2.45)        $(.24)        $ .57
                     Extraordinary losses                                      -             -           .08
                                                                          ------         -----         -----
                     Net income (loss)                                    $(2.45)        $(.24)        $ .49
                                                                          ======         =====         =====

--------------------------------------------------------------------------------
21. Stock-Based Compensation Plans

                    The United States Steel Corporation 2002 Stock Plan, which became effective January 1, 2002, replaces the USX Corporation 1990 Stock Plan as a stock-based compensation plan for key management employees of United States Steel. The 2002 Stock Plan authorizes the Compensation and Organization Committee of the board of directors to grant restricted stock, stock options and stock appreciation rights to key management employees. Up to 10,000,000 shares are available for grants during the five-year term of the Plan. In addition, awarded shares that do not result in shares being issued are available for subsequent grant, and any ungranted shares from prior years' annual allocations are available for subsequent grant during the years the 2002 Plan is in effect.

                       Stock options represent the right to purchase shares of
                    stock at the market value of the stock at date of grant. Certain options contain the right to receive cash and/or common stock equal to the excess of the fair market value of shares of common stock, as determined in accordance with the plan, over the option price of shares. Under the 2002 Stock Plan, no stock options may be exercised prior to one year or after eight years from the date of grant. Under the former USX Corporation 1990 Stock Plan, stock options expired ten years from the date they were granted.

                       In connection with the Separation, all options to
                    purchase Steel Stock were converted into options to purchase United States Steel common stock with identical terms; the remaining vesting periods and term of the options were continued.

                       The following is a summary of stock option activity under
                    the former USX Corporation 1990 Stock Plan:

                                                          Shares      Price/(a)/
                    ------------------------------------------------------------
                    Balance December 31, 1998           1,992,570       $35.50
                     Granted                              656,400        28.22
                     Exercised                             (2,580)       24.92
                     Canceled                             (20,005)       38.51
                                                        ---------
                    Balance December 31, 1999           2,626,385        33.67
                     Granted                              915,470        23.00
                     Exercised                               (400)       24.30
                     Canceled                             (62,955)       38.19
                                                        ---------
                    Balance December 31, 2000           3,478,500        30.78
                     Granted                            1,089,555        19.89
                     Exercised                                  -            -
                     Canceled                             (89,520)       32.56
                                                        ---------
                    Balance December 31, 2001           4,478,535        28.09
                    ------------------------------------------------------------
                    /(a)/ Weighted-average exercise price.

                       The following table represents outstanding stock options
                    issued under the former USX Corporation 1990 Stock Plan at December 31, 2001:

                                                           Outstanding                                 Exercisable
                                       ----------------------------------------------------  -------------------------------
                                           Number       Weighted-Average      Weighted-          Number         Weighted-
                      Range of           of Shares         Remaining           Average         of Shares         Average
                   Exercise Prices      Under Option    Contractual Life    Exercise Price    Under Option    Exercise Price
                   ---------------------------------------------------------------------------------------------------------
                    $19.89-28.22         2,660,180         8.6 years            $23.02          1,570,625         $25.19
                     31.69-34.44           998,830         4.3                   32.54            998,830          32.54
                     37.28-44.19           819,525         5.1                   39.17            819,525          39.17
                                         ---------                                              ---------
                         Total           4,478,535         7.0                   28.09          3,388,980          30.73
                   ---------------------------------------------------------------------------------------------------------

                       The following net income and per share data represent the
                    difference between stock-based compensation valued at fair value on the date of grant and recognized compensation costs.

                    (In millions, except per share data)                                  2001           2000          1999
                   ---------------------------------------------------------------------------------------------------------
                    Net income (loss)
                     - As reported                                                      $ (218)         $ (21)         $  44
                     - Pro forma                                                          (221)           (23)            42
                    Basic and diluted net income (loss) per share
                     - As reported                                                       (2.45)          (.24)           .49
                     - Pro forma                                                         (2.48)          (.26)           .47
                   ---------------------------------------------------------------------------------------------------------

                       The above pro forma amounts were based on a Black-Scholes
                    option-pricing model, which included the following information and assumptions:

                                                                                        2001           2000           1999
                   ---------------------------------------------------------------------------------------------------------
                    Weighted-average grant-date exercise price per share              $ 19.89         $23.00         $28.22
                    Expected annual dividends per share                               $   .20         $ 1.00         $ 1.00
                    Expected life in years                                                  5              5              3
                    Expected volatility                                                    40%            37%            37%
                    Risk-free interest rate                                               4.9%           6.5%           5.6%
                   ---------------------------------------------------------------------------------------------------------
                    Weighted-average grant-date fair value of options granted
                     during the year, as calculated from above                        $  7.69         $ 6.63         $ 6.95
                   ---------------------------------------------------------------------------------------------------------

                       Restricted stock represents stock granted for such
                    consideration, if any, as determined by the Compensation and Organization Committee, subject to forfeiture provisions and restrictions on transfer. Those restrictions may be removed as conditions such as performance, continuous service and other criteria are met. Restricted stock is issued at the market price per share at the date of grant and vests over service periods that range from one to five years.

                       Deferred compensation is charged to equity when the
                    restricted stock is granted and subsequently adjusted for changes in the market value of the underlying stock. The deferred compensation is expensed over the balance of the vesting period and adjusted if conditions of the restricted stock grant are not met.

                       The following table presents information on restricted
                    stock grants made under the former USX Corporation 1990 Stock Plan:

                                                                          2001     2000     1999
                    ------------------------------------------------------------------------------
                    Number of shares granted                             54,372   305,725   18,272
                    Weighted-average grant-date fair value per share    $ 19.89  $  23.00  $ 28.22
                    ------------------------------------------------------------------------------

                       United States Steel also has a restricted stock plan for
                    certain salaried employees who are not officers of the Corporation. Participants in the plan are awarded restricted stock by the Salary and Benefits Committee based on their performance within certain guidelines. 50% of the awarded stock vests at the end of two years from the date of grant and the remaining 50% vests in four years from the date of grant. Prior to vesting, the employee has the right to vote such stock and receive dividends thereon. The nonvested shares are not transferable and are retained by the Corporation until they vest.

                       Deferred compensation is charged to equity when the
                    restricted stock is granted. The deferred compensation is expensed over the balance of the vesting period and adjusted if conditions of the restricted stock grant are not met.

                       The following table presents information on restricted
                    stock grants under the nonofficer plan:

                                                                         2001
                    ------------------------------------------------------------
                    Number of shares granted                            390,119
                    Weighted-average grant-date fair value per share   $  18.97
                    ------------------------------------------------------------

                       United States Steel has a deferred compensation plan for
                    non-employee directors of its Board of Directors. The plan permits participants to defer up to 100% of their annual retainers in the form of common stock units, and it requires non-employee directors to defer at least half of their annual retainers in the form of common stock units. Common stock units are book entry units equal in value to a share of stock. With respect to common stock units relating to Steel Stock issued under the USX Corporation Deferred Compensation Plan for Non-Employee Directors, during 2001, 5,235 units were issued, during 2000, 4,872 units were issued, and during 1999, 3,798 units were issued. Common stock units relating to Steel Stock were converted into United States Steel common stock units in connection with the Separation.

                       Total stock based compensation expense was $6 million in
                    2001 and $1 million in both 2000 and 1999.

--------------------------------------------------------------------------------
22. Sale of Accounts Receivable

                    On November 28, 2001, United States Steel entered into a five-year, Receivables Purchase Agreement with a group of financial institutions. United States Steel established a wholly owned subsidiary, U. S. Steel Receivables LLC (USSR), which is a special-purpose, bankruptcy-remote entity that acquires, on a daily basis, eligible trade receivables generated by United States Steel and certain of its subsidiaries. The purchases by USSR will be financed through the sale of an undivided percentage ownership interest in such receivables to certain commercial paper conduits. United States Steel has agreed to continue servicing the sold receivables at market rates. Because United States Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

                       Fundings under the facility are limited to the lesser of
                    a funding base, comprised of eligible receivables, or $400 million. As of December 31, 2001, $258 million was available to be sold under this facility. USSR did not sell any ownership interests in the receivables to the commercial paper conduits during 2001; therefore, no sales of accounts receivable were recorded and no amounts were excluded from the balance sheet under these arrangements.

                       While the term of the facility is five years, the
                    facility also terminates on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the inventory facility and other debt obligations, any failure of USSR to maintain certain ratios related to the collectability of the receivables, and failure to extend the commitments of the commercial paper conduits which currently terminate on November 27, 2002.

--------------------------------------------------------------------------------
23. Property, Plant and Equipment


                                                                                                        December 31
                                                                                                    -------------------
                    (In millions)                                                Useful Lives        2001         2000
                    ---------------------------------------------------------------------------------------------------
                    Land and depletable property                                         -          $  193       $  161
                    Buildings                                                      35 years            572          602
                    Machinery and equipment                                       4-22 years         9,080        8,409
                    Leased assets                                                 3-25 years           105           98
                                                                                                    ------       ------
                        Total                                                                        9,950        9,270
                    Less accumulated depreciation, depletion and amortization                        6,866        6,531
                                                                                                    ------       ------
                        Net                                                                         $3,084       $2,739
                    ---------------------------------------------------------------------------------------------------

                       Amounts in accumulated depreciation, depletion and
                    amortization for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $88 million and $79 million at December 31, 2001 and 2000, respectively.

                       On August 14, 2001, United States Steel announced its
                    intention to permanently close the cold rolling and tin mill operations at its Fairless Works. In 2001, a pretax charge of $38 million was recorded related to the shutdown of these operations, of which $18 million is included in depreciation, depletion and amortization and $20 million is included in cost of revenues.

                       During 2000, United States Steel recorded $71 million of
                    impairments relating to coal assets located in West Virginia and Alabama. The impairment was recorded as a result of a reassessment of long-term prospects after adverse geological conditions were encountered. The charge is included in depreciation, depletion and amortization.

--------------------------------------------------------------------------------
24. Derivative Instruments

                    The following table sets forth quantitative information by class of derivative instrument at December 31, 2001:

                                                   Fair               Carrying
                                                   Value               Amount
                                                   Assets              Assets
                    (In millions)              (Liabilities)/(a)/  (Liabilities)
                    ----------------------------------------------------------
                    Non-Hedge Designation:
                     OTC commodity swaps/(b)/      $     (5)         $   (5)
                    ----------------------------------------------------------
                    /(a)/ The fair value amounts are based on exchange-traded index prices and dealer quotes.
                    /(b)/ The OTC swap arrangements vary in duration with certain contracts extending into 2003.

--------------------------------------------------------------------------------
25. Fair Value of Financial Instruments

                    Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 24, by individual balance sheet account. United States Steel's financial instruments at December 31, 2001, and its December 31, 2000 specifically attributed and allocated financial instruments were:

                                                                                      2001                      2000
                                                                              ---------------------     ---------------------
                                                                               Fair        Carrying       Fair       Carrying
                    (In millions)                       December 31            Value        Amount        Value       Amount
                    ---------------------------------------------------------------------------------------------------------
                    Financial assets:
                     Cash and cash equivalents                                 $  147       $  147       $  219       $  219
                     Receivables                                                  802          802          975          975
                     Receivables from Marathon                                     28           28          366          366
                     Investments and long-term receivables                         42           41          137          137
                                                                               ------       ------       ------       ------
                       Total financial assets                                  $1,019       $1,018       $1,697       $1,697
                    ---------------------------------------------------------------------------------------------------------
                    Financial liabilities:
                     Notes payable                                             $    -       $    -       $   70       $   70
                     Accounts payable                                             638          638          755          755
                     Accrued interest                                              48           48           47           47
                     Payable to Marathon                                           54           54            5            5
                     Long-term debt (including amounts due within one year)     1,122        1,375        2,375        2,287
                     Preferred stock of subsidiary and trust
                      preferred securities                                          -            -          182          249
                                                                               ------       ------       ------       ------
                       Total financial liabilities                             $1,862       $2,115       $3,434       $3,413
                    --------------------------------------------------------------------------------------------------------

                       Fair value of financial instruments classified as current
                    assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. The cost method investment in VSZ was excluded from investments and long-term receivables because the fair value was not readily determinable. United States Steel is subject to market risk and liquidity risk related to its investments; however, these risks are not readily quantifiable. Fair value of preferred stock of subsidiary and trust preferred securities was based on market prices. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.

                       Financial guarantees are United States Steel's only
                    unrecognized financial instrument. It is not practicable to estimate the fair value of this form of financial instrument obligation because there are no quoted market prices for transactions which are similar in nature. For details relating to financial guarantees, see Note 26.

--------------------------------------------------------------------------------
26. Contingencies and Commitments

                    United States Steel is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that United States Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

                    Environmental matters - United States Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $138 million and $137 million at December 31, 2001 and 2000, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

                       For a number of years, United States Steel has made
                    substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2001 and 2000, such capital expenditures totaled $15 million and $18 million, respectively. United States Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                    Guarantees - Guarantees of the liabilities of unconsolidated entities of United States Steel totaled $32 million at December 31, 2001, and $82 million at December 31, 2000. In the event that any defaults of guaranteed liabilities occur, United States Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of December 31, 2001, the largest guarantee for a single such entity was $23 million.

                    Contingencies related to Separation from Marathon - United States Steel is contingently liable for debt and other obligations of Marathon in the amount of approximately $359 million as of December 31, 2001. Marathon is not limited by agreement with United States Steel as to the amount of indebtedness that it may incur and, in the event of the bankruptcy of Marathon, the holders of the industrial revenue bonds and such other obligations may declare them immediately due and payable. If such event occurs, United States Steel may not be able to satisfy such obligations.

                    Other contingencies - United States Steel is contingently liable to its Chairman, Chief Executive Officer and President for a $3 million retention bonus. The bonus is payable on the third anniversary of the Separation and is subject to certain performance measures.

                    Commitments - At December 31, 2001 and 2000, United States Steel's contract commitments to acquire property, plant and equipment totaled $84 million and $206 million, respectively. Additionally, spending commitments under lease agreements totaled $2.4 million at December 31, 2001.

                       USSK has a commitment to the Slovak government for a
                    capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000 and ending on December 31, 2010. USSK is required to report periodically to the Slovak government on its status toward meeting this commitment. The first reporting period ends on December 31, 2003. The remaining commitments under this capital improvements program as of December 31, 2001 and 2000, were $634 million and $695 million, respectively.

                       United States Steel entered into a 15-year take-or-pay
                    arrangement in 1993, which requires United States Steel to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. Charges for deliveries of pulverized coal totaled $23 million in 2001, 2000 and 1999. If United States Steel elects to terminate the contract early, a maximum termination payment of $89 million as of December 31, 2001, which declines over the duration of the agreement, may be required.

--------------------------------------------------------------------------------
27. Subsequent Event

                    On January 17, 2002, United States Steel announced that it had entered into an Option Agreement with NKK Corporation
                    (NKK) of Japan. The agreement grants United States Steel an option to purchase, either directly or through a subsidiary, all of NKK's stock in National Steel Corporation and to restructure a $100 million loan previously made to National Steel by an NKK subsidiary. The NKK stock in National Steel represents approximately 53% of National's outstanding shares. The option expires on June 15, 2002.

                       If the option is exercised, NKK will receive warrants to
                    purchase 4 million shares of United States Steel common stock in exchange for its National Steel shares. The warrants will be exercisable through June 2007 at a price equal to 150% of the average closing price for United States Steel's common stock during a 60-day period prior to the issuance of the warrants. In connection with any exercise of the option, the NKK subsidiary loan to National Steel would be restructured into an unsecured, non-interest bearing $30 million note, with a 20-year term, convertible into 1 million shares of United States Steel common stock. The NKK convertible note will remain part of a restructured National Steel. United States Steel will have the right to convert in the first five years if the price of the stock exceeds $30 per share. In the next five-year period, both parties have the right to cause conversion if the price exceeds $30 per share and in the final ten years, either party has the right to cause conversion. In addition, United States Steel will, if it exercises the option, offer to acquire the remaining shares of National Steel in exchange for either warrants with no less value than those provided to NKK or United States Steel stock based upon an exchange ratio of .086 shares of United States Steel common stock for each share of National Steel stock. The minority shareholder option to receive warrants will not be available unless a sufficient number of those shareholders elect to receive warrants to permit such warrants to be listed on the New York Stock Exchange.

                       Also, NKK and United States Steel have agreed to enter
                    into discussions for the purpose of developing a business alliance to support Japanese auto manufacturers in North America.

                       Although United States Steel has the ability to exercise
                    the option at any time during its term, it is United States Steel's current intent not to exercise the option or to consummate a merger with National Steel unless a number of significant conditions are satisfied, including a substantial restructuring of National Steel's debt and other obligations. Other significant conditions include the resolution of key contingencies related to the consolidation of the domestic steel industry, the financial viability of National Steel and satisfactory general market conditions.

Selected Quarterly Financial Data (Unaudited)

                                                            2001                                        2000
                                         -----------------------------------------   ---------------------------------------
(In millions, except per share data)     4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.  2nd Qtr.  1st Qtr.
----------------------------------------------------------------------------------------------------------------------------
Revenues and other income:
  Revenues                                $1,398     $1,645     $1,733     $1,510     $1,417     $1,462    $1,629    $1,582
  Other income (loss)                         16         15          4         54         (4)        13        27         6
                                          ------     ------     ------     ------     ------     ------    ------    ------
      Total                                1,414      1,660      1,737      1,564      1,413      1,475     1,656     1,588
Income (loss)
  from operations                           (252)       (25)       (27)      (101)      (159)        60       112        91
Net income (loss)                           (174)       (23)       (30)         9       (139)        19        56        43
----------------------------------------------------------------------------------------------------------------------------
Common stock data/(a)/:
  Net income (loss) per share/(b)/
    - basic                                (1.95)      (.26)      (.34)       .10      (1.56)       .21       .64       .47
    - diluted                              (1.95)      (.26)      (.34)       .10      (1.57)       .21       .64       .47
  Dividends paid per share                   .10        .10        .10        .25        .25        .25       .25       .25
  Price range of
    common stock/(c)/
    - Low                                  13.00      13.08      13.72      14.00      12.69      14.88     18.25     20.63
    - High                                 18.75      21.70      22.00      18.00      18.31      19.69     26.88     32.94
----------------------------------------------------------------------------------------------------------------------------

/(a)/ Dividends and price range information represent Steel Stock. See Note 1 of the Notes to Financial Statements.
/(b)/ Earnings per share for all periods is based on the outstanding common shares at December 31, 2001. See Note 20 of the Notes to Financial Statements.
/(c)/ Composite tape.

Principal Unconsolidated Investees (Unaudited)

                                                                   December 31, 2001
         Company                                     Country           Ownership               Activity
----------------------------------------------------------------------------------------------------------------
Acero Prime, S.R.L. de CV                         Mexico                 44%             Steel Processing
Chrome Deposit Corporation                        United States          50%             Chrome Coating Services
Clairton 1314B Partnership, L.P.                  United States          10%/(a)/        Coke & Coke By-Products
Delta Tubular Processing                          United States          50%             Steel Processing
Double Eagle Steel Coating Company                United States          50%             Steel Processing
Feralloy Processing Company                       United States          49%             Steel Processing
Olympic Laser Processing                          United States          50%             Steel Processing
PRO-TEC Coating Company                           United States          50%             Steel Processing
Republic Technologies International, LLC          United States          16%             Steel Products
USS-POSCO Industries                              United States          50%             Steel Processing
Worthington Specialty Processing                  United States          50%             Steel Processing
----------------------------------------------------------------------------------------------------------------

/(a)/ Interest in profits and losses is currently 1.75%. This interest will increase to 45.75% when the limited partners achieve certain rate of return levels. See Note 16 of the Notes to Financial Statements.

Supplementary Information on Mineral Reserves Other Than Oil and Gas
(Unaudited)

Mineral Reserves

United States Steel operates two underground coal mining complexes, the #50 Mine and Pinnacle Preparation Plant in West Virginia, and the Oak Grove Mine and Concord Preparation Plant in Alabama. United States Steel also operates one iron ore surface mining complex consisting of the open pit Minntac Mine and Pellet Plant in Minnesota.

Production History

The following table provides a summary, by mining complex, of minerals production in millions of tons for each of the last three years:

                                                      2001       2000      1999
--------------------------------------------------------------------------------
Coal:
#50 Mine/Pinnacle Preparation Plant                    3.2        3.3       4.1
Oak Grove Mine/Concord Preparation Plant               1.8        2.2       2.1
                                                      ----       ----      ----
   Total coal production                               5.0        5.5       6.2
                                                      ====       ====      ====
Iron Ore Pellets:
Minntac Mine and Pellet Plant                         14.5       16.3      14.3
--------------------------------------------------------------------------------

Supplementary Information on Mineral Reserves Other Than Oil and Gas (Unaudited) continued

  Adverse mining conditions in the form of unforeseen geologic conditions encountered at both coal mining operations in the year 2000 resulted in changes to the mining plans in 2001. Coal production was diminished and mining costs were elevated. Force majeure conditions were declared with respect to contracted coal deliveries in 2000 with certain contracts fulfilled by purchased substitutes and other contracts fulfilled by extension of delivery time into 2001. These adverse mining conditions did not affect reserves reported as of December 31, 2001.

  No recent adverse events affected iron ore pellet production other than fluctuations in market demand.

Coal Reserves

United States Steel had 774.8 million short tons of recoverable coal reserves classified as proven and probable at December 31, 2001. Proven and probable reserves are defined by sites for inspection, sampling and measurement generally less than 1 mile apart, such that continuity between points and subsequent economic evaluation can be assured.

  Independent outside entities have reviewed United States Steel's coal reserve estimates on properties comprising approximately 70% of the stated coal reserves.

  The following table summarizes our proven and probable coal reserves as of December 31, 2001, the status of the reserves as assigned or unassigned, our property interest in the reserves and certain characteristics of the reserves:



                                                                                                         As
                            Proven and            Reserve Control        Coal Characteristics        Received/(c)/        As
                             Probable             ---------------  --------------------------------     BTU Per       Received/(c)/
 Location                    Reserves/(a)(b)/     Owned   Leased          Grade         Volatility       Pound          % Sulfur
------------------------------------------------------------------------------------------------------------------------------------
Assigned Reserves/(d)/:
Oak Grove Mine, AL                49.8              49.8        -     Metallurgical         Low               *12,000        **1.0%
#50 Mine, WV                      85.2              73.5     11.7     Metallurgical         Low               *12,000        **1.0%
                                 -----             -----  -------
  Total Assigned                 135.0             123.3     11.7
                                 -----             -----  -------
Unassigned Reserves/(e)/:
Alabama                          123.4             123.4        -     Metallurgical     Low to High           *12,000        **1.0%
Alabama/(b)(f)/                   45.3              45.3        -         Steam         Low to High           *12,000     0.7%-2.5%
Alabama                           31.9                 -     31.9     Metallurgical       Medium              *12,000        **1.0%
Illinois/(f)/                    374.8             374.8        -         Steam            High                11,600          2.3%
Indiana, Pennsylvania,
 Tennessee, West
  Virginia/(f)/                   64.4              64.4        -  Metallurgical/Steam  Low to High     11,600-13,000     1.0%-3.0%
                                 -----             -----  -------
  Total unassigned               639.8             607.9     31.9
                                 -----             -----  -------
Total Proven and Probable        774.8             731.2     43.6
-----------------------------------------------------------------------------------------------------------------------------------

*  Represents the Greater Than symbol
** Represents the Less Than symbol

/(a)/ The amounts in this column reflect recoverable tons. Recoverable tons represent the amount of product that could be used internally or delivered to a customer after considering mining and preparation losses. Neither inferred reserves nor resources which exist in addition to proven and probable reserves were included in these figures. In 2001, reserves decreased due to production, the sale and lease of reserves to others and engineering revisions.
/(b)/ All of United States Steel's recoverable reserves would be recovered utilizing underground mining methods, with the exception of 15.2 million short tons of owned, unassigned, recoverable, steam grade reserves in Alabama which would be recovered utilizing surface mining methods.
/(c)/ "As received" means the quality parameters stated are with the expected product moisture content and quality values that a customer can reasonably expect to receive upon delivery.
/(d)/ Assigned Reserves means recoverable coal reserves which have been committed by United States Steel to our operating mines and plant facilities.
/(e)/ Unassigned Reserves represent coal which has not been committed, and which would require new mines and or plant facilities before operations could begin on the property.
/(f)/ Represents non-compliance steam coal as defined by Phase II of the Clean
      Air Act, having sulfur content in excess of 1.2 pounds per million Btu's.

Iron Ore Reserves

United States Steel had 695.4 million short tons of recoverable iron ore reserves classified as proven and probable at December 31, 2001. Proven and probable reserves are defined by sites for inspection, sampling, and measurement generally less than 1,000 feet apart, such that continuity between points and subsequent economic evaluation can be assured. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and benefication or preparation losses. Neither inferred reserves nor resources which exist in addition to proven and probable reserves were included in these figures. In 2001, reserves decreased due to production and engineering revisions.

  All 695.4 million tons of proven and probable reserves are assigned, which means that they have been committed by United States Steel to its one operating mine, and are of blast furnace pellet grade. United States Steel owns 212.2 million of these tons and leases the remaining 483.2 million tons. United States Steel does not own, or control by lease, any unassigned iron ore reserves.

  Independent outside entities, including lessors, have reviewed United States Steel's estimates on approximately 75% of the stated iron ore reserves.

Five-Year Operating Summary

             (Thousands of net tons, unless otherwise noted)                  2001    2000    1999    1998    1997
             ------------------------------------------------------------------------------------------------------
             Raw Steel Production
              Gary, IN                                                       6,114   6,610   7,102   6,468   7,428
              Mon Valley, PA                                                 1,951   2,683   2,821   2,594   2,561
              Fairfield, AL                                                  2,028   2,069   2,109   2,152   2,361
                                                                            --------------------------------------
                Domestic Steel                                              10,093  11,362  12,032  11,214  12,350
              Kosice, Slovak Republic                                        4,051     382       -       -       -
                                                                            --------------------------------------
                  Total                                                     14,144  11,744  12,032  11,214  12,350
             -----------------------------------------------------------------------------------------------------
             Raw Steel Capability
              Domestic Steel                                                12,800  12,800  12,800  12,800  12,800
              U. S. Steel Kosice/(a)/                                        5,000     467       -       -       -
                                                                            --------------------------------------
                  Total                                                     17,800  13,267  12,800  12,800  12,800
              Production as % of total capability - Domestic                  78.9    88.8    94.0    87.6    96.5
                                                  - USSK                      81.0    81.8       -       -       -
             -----------------------------------------------------------------------------------------------------
             Coke Production
              Domestic Steel/(b)/                                            4,647   5,003   4,619   4,835   5,757
              U. S. Steel Kosice                                             1,555     188       -       -       -
                                                                            --------------------------------------
                  Total                                                      6,202   5,191   4,619   4,835   5,757
             -----------------------------------------------------------------------------------------------------
             Coke Shipments - Domestic
              Trade                                                          2,070   2,069   1,694   2,562   2,995
              Intercompany                                                   2,661   2,941   2,982   2,228   2,762
                                                                            --------------------------------------
                  Total                                                      4,731   5,010   4,676   4,790   5,757
             -----------------------------------------------------------------------------------------------------
             Iron Ore Pellet Shipments
              Trade                                                          2,985   3,336   3,017   4,115   4,895
              Intercompany                                                  11,928  11,684  12,008  11,331  11,508
                                                                            --------------------------------------
                  Total                                                     14,913  15,020  15,025  15,446  16,403
             -----------------------------------------------------------------------------------------------------
             Coal Shipments
              Trade                                                          1,063   3,228   4,891   6,056   6,422
              Intercompany                                                   4,519   3,551   2,033   1,614   1,389
                                                                            --------------------------------------
                  Total                                                      5,582   6,779   6,924   7,670   7,811
             -----------------------------------------------------------------------------------------------------
             Steel Shipments by Product - Domestic Steel
              Sheet and semi-finished steel products                         6,411   7,409   8,114   7,608   8,170
              Tubular products                                               1,022   1,145     410     603     947
              Plate and tin mill products                                    2,368   2,202   2,105   2,475   2,526
                                                                            --------------------------------------
                  Total                                                      9,801  10,756  10,629  10,686  11,643
                  Total as % of domestic steel industry                        9.9     9.9    10.0    10.5    11.0
             -----------------------------------------------------------------------------------------------------
             Steel Shipments by Product - U. S. Steel Kosice
              Sheet and semi-finished steel products                         2,937     206       -       -       -
              Tubular products                                                 138      12       -       -       -
              Plate and tin mill products                                      639      99       -       -       -
                                                                            --------------------------------------
                  Total                                                      3,714     317       -       -       -
             -----------------------------------------------------------------------------------------------------

          /(a)/ Represents the operations of U. S. Steel Kosice, s.r.o., following the acquisition of the steelmaking operations and related assets of VSZ a.s. on November 24, 2000.
          /(b)/ The reduction in coke production after 1997 reflected United States Steel's entry into a strategic partnership (the Clairton 1314B Partnership, L.P.) with two limited partners on June 1, 1997, to acquire an interest in three coke batteries at its Clairton (Pa.) Works.

             Five-Year Operating Summary CONTINUED

             (Thousands of net tons, unless otherwise noted)      2001     2000     1999     1998     1997
             ---------------------------------------------------------------------------------------------
             STEEL SHIPMENTS BY MARKET - DOMESTIC STEEL
              Steel service centers                              2,421    2,315    2,456    2,563    2,746
              Transportation                                     1,143    1,466    1,505    1,785    1,758
              Further conversion:
               Joint ventures                                    1,328    1,771    1,818    1,473    1,568
               Trade customers                                   1,153    1,174    1,633    1,140    1,378
              Containers                                           779      702      738      794      856
              Construction                                         794      936      844      987      994
              Oil, gas and petrochemicals                          895      973      363      509      810
              Export                                               522      544      321      382      453
              All other                                            766      875      951    1,053    1,080
                                                              --------------------------------------------
                  Total                                          9,801   10,756   10,629   10,686   11,643
             ---------------------------------------------------------------------------------------------
             STEEL SHIPMENTS BY MARKET - U. S. STEEL KOSICE
              Steel service centers                                492       53        -        -        -
              Transportation                                       194       13        -        -        -
              Further conversion:
               Joint ventures                                       30        2        -        -        -
               Trade customers                                     958       70        -        -        -
              Containers                                           234       17        -        -        -
              Construction                                       1,034       82        -        -        -
              Oil, gas and petrochemicals                          168       24        -        -        -
              All other                                            604       56        -        -        -
                                                              --------------------------------------------
                  Total                                          3,714      317        -        -        -
             ---------------------------------------------------------------------------------------------
             AVERAGE STEEL PRICE PER TON
              Domestic Steel                                    $  427  $   450  $   420  $   469  $   479
              U. S. Steel Kosice                                   260      269        -        -        -
             ---------------------------------------------------------------------------------------------

             Five-Year Financial Summary/(a)/

             (Dollars in millions, except as noted)                     2001           2000     1999              1998      1997
            ---------------------------------------------------------------------------------------------------------------------
             Revenues and Other Income
              Revenues by product:
               Sheet & semi-finished steel products                    $ 3,163       $ 3,288       $ 3,433       $ 3,598  $ 3,923
               Tubular products                                            755           754           221           382      596
               Plate & tin mill products                                 1,273           977           919         1,164    1,197
               Raw materials (coal, coke & iron ore)                       485           626           549           744      796
               Other/(b)/                                                  610           445           414           490      517
              Income (loss) from investees                                  64            (8)          (89)           46       69
              Net gains on disposal of assets                               22            46            21            54       57
              Other income (loss)                                            3             4             2            (1)       1
                                                                       ----------------------------------------------------------
                 Total revenues and other income                       $ 6,375       $ 6,132       $ 5,470       $ 6,477  $ 7,156
            ---------------------------------------------------------------------------------------------------------------------
             Income (Loss) From Operations
              Segment income (loss):
               Domestic Steel                                          $  (461)      $    98       $   115       $   497  $   732
               U. S. Steel Kosice (USSK)                                   123             2             -             -        -
              Items not allocated to segments:
               Net pension credits                                         146           266           193           186      144
               Costs of former businesses                                  (76)          (86)          (83)         (100)    (125)
               Administrative expenses                                     (22)          (25)          (17)          (24)     (33)
               Asset impairments                                          (166)          (79)            -             -        -
               Gains (losses) related to equity investees                  114           (36)          (54)            -        -
               Other                                                       (63)          (36)           (4)           20       55
                                                                       ----------------------------------------------------------
                 Total income (loss) from operations                      (405)          104           150           579      773
              Net interest and other financial costs                       141           105            74            42       87
              Provision (credit) for income taxes                         (328)           20            25           173      234
            ---------------------------------------------------------------------------------------------------------------------
             Net Income (Loss)/(c)/                                       (218)          (21)           44           364      452
              Per common share - basic & diluted                         (2.45)         (.24)          .49          4.08     5.07
            ---------------------------------------------------------------------------------------------------------------------
             Balance Sheet Position at Year-End
              Current assets                                           $ 2,073       $ 2,717       $ 1,981       $ 1,275  $ 1,531
              Net property, plant & equipment                            3,084         2,739         2,516         2,500    2,496
              Total assets                                               8,337         8,711         7,525         6,749    6,694
              Short-term debt                                               32           209            13            25       67
              Other current liabilities                                  1,227         1,182         1,271           991    1,267
              Long-term debt                                             1,434 /(d)/   2,236           902           464      456
              Employee benefits                                          2,008         1,767         2,245         2,315    2,338
              Preferred securities                                           -           249           249           248      248
              Stockholders' equity/(e)/                                  2,506         1,919         2,056         2,093    1,782
             --------------------------------------------------------------------------------------------------------------------
             Cash Flow Data
              Net cash from operating activities                       $   669 /(f)/ $  (627)      $   (80)      $   380  $   476
              Capital expenditures                                         287           244           287           310      261
              Dividends paid/(g)/                                           57            97            97            96       96
             --------------------------------------------------------------------------------------------------------------------
             Employee Data
              Total employment costs                                   $ 1,581 /(h)/ $ 1,197 /(i)/ $ 1,148       $ 1,305  $ 1,417
              Average domestic employment cost
               (dollars per hour)                                        33.88         28.70         28.35         30.42    31.56
              Average number of domestic employees                      21,078        19,353        19,266        20,267   20,683
              Average number of USSK employees                          16,083        16,256 /(j)/       -             -        -
              Number of pensioners at year-end                          91,003        94,339        97,102 /(k)/  92,051   93,952
             --------------------------------------------------------------------------------------------------------------------
             Stockholder Data at Year-End/(e)/
              Common shares outstanding (millions)                        89.2          88.8          88.4          88.3     86.6
              Registered shareholders (in thousands)                      52.4          50.3          55.6          60.2     65.1
              Market price of common stock                             $ 18.11       $ 18.00       $ 33.00       $ 23.00  $ 31.25
             --------------------------------------------------------------------------------------------------------------------

              /(a)/ See Notes 1 and 2 of the Notes to Financial Statements for
                    discussion of the basis of presentation and the December 31, 2001 Separation from Marathon.
              /(b)/ Includes revenue from the sale of steel production by-
                    products, engineering and consulting services, real estate development and resource management, and, beginning in 2001, transportation services.
              /(c)/ Earnings per share for all years is based on the
                    outstanding common shares at December 31, 2001.
              /(d)/ Reflects the $900 million Value Transfer. See Note 2 of the
                    Notes to Financial Statements.
              /(e)/ For periods prior to 2001, amounts represent Marathon's net investment in United States Steel.
              /(f)/ Reflects $819 million of tax settlements with Marathon. See the Statement of Cash Flows.
              /(g)/ Represents data pertaining to USX-U. S. Steel Group common stock for periods prior to 2001.
              /(h)/ Includes LTV Corporation's tin mill products business and
                    Transtar, Inc. subsidiaries from dates of acquisition, March 1, 2001 and March 23, 2001, respectively.
              /(i)/ Includes USSK from date of acquisition on November 24,
                    2000.
              /(j)/ Represents average head count from the date of acquisition. /(k)/ Includes approximately 8,000 surviving spouse beneficiaries added to the United States Steel pension plan in 1999.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning the directors of United States Steel required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in United States Steel's Proxy Statement dated March 11, 2002, for the 2002 Annual Meeting of Stockholders.

          The executive officers of United States Steel or its subsidiaries and their ages as of February 1, 2002, are as follows:

  Charles G. Carson, III..  59  Vice President-Environmental Affairs
  Roy G. Dorrance.........  56  Executive Vice President-Sheet Products
  Albert E. Ferrara, Jr...  53  Senior Vice President and Treasurer
  James D. Garraux........  49  Vice President-Employee Relations
  Charles C. Gedeon.......  61  Executive Vice President-Raw Materials & Diversified Businesses
  John H. Goodish.........  53  President, U. S. Steel Kosice
  Gretchen R. Haggerty....  46  Senior Vice President and Controller
  J. Paul Kadlic..........  60  Executive Vice President-Sheet Products
  Dan D. Sandman..........  53  Vice Chairman and Chief Legal & Administrative Officer
  Larry G. Schultz........  52  Vice President-Investor Relations and Financial Analysis
  Terrence D. Straub......  56  Vice President-Governmental Affairs
  John P. Surma, Jr.......  47  Vice Chairman and Chief Financial Officer
  Stephan K. Todd.........  56  Vice President-Law
  Thomas J. Usher.........  59  Chairman of the Board, Chief Executive Officer and President

          With the exception of Mr. Surma, all of the executive officers mentioned above have held responsible management or professional positions with United States Steel or its subsidiaries for more than the past five years. Mr. Surma was Assistant to the Chairman of USX Corporation effective September 1, 2001 and had been the President of Marathon Ashland Petroleum LLC ("MAP") since January 2001. Prior to that, Mr. Surma served as the Senior Vice President, Supply & Transportation for MAP, the President of Speedway SuperAmerica LLC, and was named Senior Vice President, Finance & Accounting for Marathon Oil Company in 1997. Immediately prior to joining Marathon Oil Company, he was a partner with Price Waterhouse LLP.

Item 11.  EXECUTIVE COMPENSATION

          Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in United States Steel's Proxy Statement dated March 11, 2002, for the 2002 Annual Meeting of Stockholders.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Directors and Executive Officers" in United States Steel's Proxy Statement dated March 11, 2002, for the 2002 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this item is incorporated by reference to the material appearing under the heading "Transactions" in United States Steel's Proxy Statement dated March 11, 2002, for the 2002 Annual Meeting of Stockholders.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          A.   Documents Filed as Part of the Report

          1.   Financial Statements
               Financial Statements filed as part of this report are included in
               Item 8- Financial Statements and Supplementary Data beginning on page F-1.

          2.   Financial Statement Schedules and Supplementary Data
                 Schedule II - Valuation and Qualifying Accounts and Reserves is included on page 52. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

                 Report of Independent Accountants on Financial Statement
                 Schedule is included on page 53.

                 Supplementary Data -
                 Disclosures About Forward-Looking Statements are provided beginning on page 56.

          B.   Reports on Form 8-K

               Form 8-K dated October 12, 2001, reporting under Item 5. Other Events, as filed by USX Corporation, the press release titled "United States Steel Announces Filing for Exchange Offer".

               Form 8-K dated October 22, 2001, as amended, reporting under Item
               5. Other Events, as filed by USX Corporation, USX-Marathon Group and USX-U. S. Steel Group Earnings Releases.

               Form 8-K dated October 25, 2001, reporting under Item 5. Other Events, as filed by USX Corporation, the press release titled "USX Shareholders Approve Plan of Reorganization".

               Form 8-K dated November 2, 2001, reporting under Item 5. Other Events, as filed by USX Corporation, the press release titled "Marathon continues international growth strategy; announces plan to acquire interests in Equatorial Guinea, West Africa".

               Form 8-K dated November 5, 2001, reporting under Item 5. Other Events, as filed by USX Corporation, the press release titled "USX Capital LLC Calls Its MIPS".

               Form 8-K dated November 7, 2001, reporting under Item 5. Other Events, as filed by USX Corporation, the press release titled "United States Steel To Commence Exchange Offers".

               Form 8-K dated November 14, 2001, reporting under Item 9. Regulation FD, as filed by USX Corporation, a description of a presentation given by Clarence Cazalot to an analyst group.

               Form 8-K dated November 28, 2001, reporting under Item 5. Other Events, as filed by USX Corporation, the press release titled "USX Capital Trust I Redeems Its QUIPS".

               Form 8-K dated December 4, 2001, reporting under Item 5. Other Events, as filed by USX Corporation, the press release titled "U.
               S. Steel Developing Plan for Significant Consolidation in Domestic Integrated Steel Industry".

               Form 8-K dated December 9, 2001, reporting under Item 5. Other Events, as filed by USX Corporation, the press release titled "U.
               S. Steel, NKK Corporation and National Steel in Consolidation Talks".

               Form 8-K dated December 10, 2001, reporting under Item 5. Other Events, as filed by USX Corporation, the press release titled "United States Steel Extends and Decreases Minimum Condition to Exchange Offers".

       Form 8-K dated December 13, 2001, reporting under Item 5. Other Events, as filed by USX Corporation, the press release titled "United States Steel Discloses Updated Outlook".

       Form 8-K dated December 17, 2001, reporting under Item 5. Other Events, as filed by USX Corporation, the press release titled "United States Steel Completes Exchange Offers".

       Form 8-K dated December 17, 2001, reporting under Item 5. Other Events, as filed by USX Corporation, the press release titled "Fire Halts Production at Double Eagle Steel Coating Company".

       Form 8-K dated December 31, 2001, reporting under Item 5. Other Events, as filed by United States Steel Corporation, details of the Separation from USX Corporation (renamed Marathon Oil Corporation) and related exhibits.

       Form 8-K dated January 17, 2002, reporting under Item 9. Regulation FD, as filed by United States Steel Corporation, the press release titled "U.
       S. Steel Announces Option Agreement with NKK Corporation for the Purchase of NKK's Interest in National Steel Corporation".

       Form 8-K dated January 18, 2002, reporting under Item 9. Regulation FD, as filed by United States Steel Corporation, the press release titled "United States Steel Discloses Updated Outlook".

       Form 8-K dated February 8, 2002, reporting under Item 5. Other Events, as filed by United States Steel Corporation, the press release titled "U. S. Steel Announces Discount on Stock Purchases Through Dividend Reinvestment Plan".

       Form 8-K dated February 21, 2002, reporting under Item 9. Regulation FD, as filed by United States Steel Corporation, the narration of a presentation given by John Surma at United States Steel Gary Works.

       Form 8-K dated March 1, 2002, reporting under Item 5. Other Events, as filed by United States Steel Corporation, the audited Financial Statements and Supplementary Data; and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2001; and reports of independent accountants.

       Form 8-K dated March 12, 2002, reporting under Item 9. Regulation FD, as filed by United States Steel Corporation, the narration of a presentation given by Tom Usher at the Morgan Stanley Mining, Paper and Packaging Conference.

   C.  Exhibits

Exhibit No.

   2.  Plan of Acquisition, Reorganization, Arrangement
       Liquidation or Succession

         None

   3.  Articles of Incorporation and By-Laws
       (a) United States Steel Corporation Certificate of Incorporation dated December 31, 2001

       (b) United States Steel Corporation  By-Laws,
           effective as of December 31, 2001........  Incorporated by reference to Exhibit 99.2 to the
                                                      United States Steel Form
                                                      8-K dated December 31,
                                                      2001.

   4.  Instruments Defining the Rights of Security Holders,
       Including Indentures
       (a)  Credit Agreement dated
            as of November 30, 2001

       (b)  Security Agreement dated as of
            November 30, 2001 among United
            States Steel LLC and JPMorgan
            Chase Bank, as Collateral Agent

       (c)  Intercreditor Agreement dated as of
            November 30, 2001 by and among
            JPMorgan Chase Bank, as a Funding
            Agent; the Bank of Nova Scotia, as a
            Funding Agent and as Receivables
            Collateral Agent; JPMorgan Chase
            Bank, as Lender Agent; U. S. Steel
            Receivables LLC, as Transferor; and
            United States Steel LLC, as Originator,
            As Initial Servicer and as Borrower

       (d)  Rights Agreement, dated as of
            December 31, 2001, between
            United States Steel Corporation and
            Mellon Investor Services, L.L.C.,
            as Rights Agent...........................   Incorporated by
                                                         reference to Exhibit 4
                                                         to United States
                                                         Steel's Form 8-A/A
                                                         filed on December 31,
                                                         2001.

       (e)  Form of Indenture among United States
            Steel LLC, Issuer; USX Corporation,
            Guarantor; and the Bank of New York,
            Trustee...................................   Incorporated by
                                                         reference to Exhibit
                                                         4.1 to United States
                                                         Steel LLC's
                                                         Registration Statement
                                                         on Form S-4/A (File No.
                                                         333-71454) filed on
                                                         November 1, 2001.

       (f)  Indenture dated July 27, 2001 among
            United States Steel LLC and
            United States Steel Financing Corp.,
            Co-Issuers; USX Corporation, Guarantor;
            and the Bank of New York, Trustee regarding
            10-3/4% Notes Due August 1, 2008

       (g)  First Supplemental Indenture, dated
            November 26, 2001 to the
            Indenture dated July 27, 2001 among
            United States Steel LLC and
            United States Steel Financing Corp.,
            Co-Issuers; USX Corporation, Guarantor;
            and the Bank of New York, Trustee regarding
            10-3/4% Notes Due August 1, 2008

       (h) Certificate of Designation respecting the Series A Junior Preferred Stock

     Certain long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. United States Steel agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of United States Steel and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

   10. Material Contracts

       (a) United States Steel Corporation 2002
           Stock Plan...............................   Incorporated by reference
                                                       to Annex F to the USX
                                                       Proxy Statement dated
                                                       September 20, 2001.

       (b) United States Steel Corporation Senior
           Executive Officer Annual Incentive
           Compensation Plan........................   Incorporated by reference
                                                       to Annex G to the USX
                                                       Proxy Statement dated
                                                       September 20, 2001.

       (c) United States Steel Corporation Annual
           Incentive Compensation Plan

       (d) United States Steel Corporation
           Non-Officer Restricted Stock Plan

       (e) United States Steel Corporation Executive
           Management Supplemental Pension
           Program

       (f) United States Steel Corporation
           Supplemental Thrift Program

       (g) United States Steel Corporation Deferred
           Compensation Plan for Non-Employee
           Directors

       (h) Form of Severance Agreements between the Corporation and its Officers

       (i) Retention Agreement between United States
           Steel Corporation and Thomas J. Usher,
           executed August 8, 2001

       (j) Agreement between United States Steel
           Corporation and John P. Surma, executed
           December 21, 2001

       (k) Retention Agreement between United States
           Steel Corporation and Dan D. Sandman, executed
           September 14, 2001

       (l) Tax Sharing Agreement between USX
           Corporation (renamed Marathon Oil
           Corporation) and United States Steel
           Corporation..............................   Incorporated by reference
                                                       to Exhibit 99.3 to the
                                                       United States Steel Form
                                                       8-K dated December 31,
                                                       2001.

       (m) Financial Matters Agreement between
           USX Corporation (renamed Marathon
           Oil Corporation) and United States Steel
           Corporation..............................   Incorporated by reference
                                                       to Exhibit 99.5 to the
                                                       United States Steel Form
                                                       8-K dated December 31,
                                                       2001.

       (n) Amended and Restated Receivables
           Purchase Agreement, dated
           November 28, 2001 among U. S. Steel
           Receivables, as Seller; United States Steel
           LLC, as initial Servicer; the persons party
           Hereto as CP Conduit Purchasers,
           Committed Purchasers and Funding Agents
           And The Bank of Nova Scotia, as Collateral
           Agent

       (o) Purchase and Sale Agreement dated
           November 28, 2001 among United States
           Steel LLC, as initial Servicer and as
           Originator; and U. S. Steel Receivables LLC as purchaser and contributee

      12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

      12.2 Computation of Ratio of Earnings to Fixed Charges

      21.  List of Significant Subsidiaries

      23.  Consent of PricewaterhouseCoopers LLP

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (Millions of Dollars)

                                                           Additions
                                                 -----------------------------
                                      Balance at  Charged to       Charged to                    Balance at
                                      Beginning   Costs and          Other                         End of
            Description               of Period    Expenses         Accounts    Deductions/(a)/    Period
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001:
 Reserves deducted in the
 balance sheet from the assets
 to which they apply:
  Allowance for doubtful accounts        $57         $112         $ 1              $ 5               $165
  Investments and long-term
   receivables reserve                    38           38           -                1                 75
  Deferred tax valuation allowance:
   State                                  34            -          28 /(b)/         53 /(c)/            9
   Foreign                                21            -           -                1                 20

Year ended December 31, 2000:
 Reserves deducted in the
 balance sheet from the assets
 to which they apply:
  Allowance for doubtful accounts        $10         $ 11         $37 /(d)/        $ 1               $ 57
  Investments and long-term
   receivables reserve                     3           36 /(e)/     -                1                 38
  Deferred tax valuation allowance:
   State                                  41            -           -                7                 34
   Foreign                                 -            -          21 /(d)/          -                 21

Year ended December 31, 1999:
 Reserves deducted in the
 balance sheet from the assets
 to which they apply:
  Allowance for doubtful accounts        $ 9         $  2         $ 4              $ 5               $ 10
  Investments and long-term
   receivables reserve                    10            -           -                7                  3
  State deferred tax valuation
    allowance                             44            -           -                3                 41
---------------------------------------------------------------------------------------------------------------

/(a)/ Deductions for the allowance for doubtful accounts and long-term receivables include amounts written off as uncollectible, net of recoveries. Unless otherwise noted, reductions in the tax valuation allowances reflect changes in the amount of deferred taxes expected to be realized, resulting in credits to the provision for income taxes.
/(b)/ Reflects valuation allowances established for deferred tax assets generated in the current period, primarily related to net operating losses.
/(c)/ The reduction in the valuation allowance is related to net operating losses previously attributed to United States Steel which were retained by Marathon in connection with the Separation. The transfer of net operating losses and the related valuation allowance was recorded as an adjustment to Marathon's net investment.
/(d)/ Relates to the acquisition of U. S. Steel Kosice, s.r.o.
/(e)/ Includes $36 million classified as income (loss) from investees relating to notes receivable from an equity investee.

                     Report of Independent Accountants on
                         Financial Statement Schedules



To the Stockholders of United States Steel Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 15, 2002, included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 15, 2002

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 19, 2002.

                        UNITED STATES STEEL CORPORATION

                    By /s/ Gretchen R. Haggerty
                       --------------------------------------
                            Gretchen R. Haggerty
                        Senior Vice President and Controller

        Signature                                 Title
        ---------                                 -----

                                            Chairman of the Board,
/s/ Thomas J. Usher             Chief Executive Officer, President and Director
----------------------------
    Thomas J. Usher
                                   Vice Chairman and Chief Financial Officer
/s/ John P. Surma, Jr.                           and Director
----------------------------
    John P. Surma, Jr.

/s/ Gretchen R. Haggerty             Senior Vice President and Controller
----------------------------
    Gretchen R. Haggerty

/s/ J. Gary Cooper                                 Director
----------------------------
    J. Gary Cooper

/s/ Robert J. Darnall                              Director
----------------------------
    Robert J. Darnall

                                   Vice Chairman and Chief Operating Officer
/s/ Roy G. Dorrance                              and Director
----------------------------
    Roy G. Dorrance

/s/ Shirley Ann Jackson                            Director
----------------------------
    Shirley Ann Jackson

/s/ Charles R. Lee                                 Director
----------------------------
    Charles R. Lee

/s/ Paul E. Lego                                   Director
----------------------------
    Paul E. Lego

/s/ John F. McGillicuddy                           Director
----------------------------
    John F. McGillicuddy

                                        Vice Chairman and Chief Legal &
/s/ Dan D. Sandman                    Adminstrative Officer and Director
----------------------------
    Dan D. Sandman

/s/ Seth E. Schofield                              Director
----------------------------
    Seth E. Schofield

/s/ John W. Snow                                   Director
----------------------------
    John W. Snow

/s/ Douglas C. Yearley                             Director
----------------------------
    Douglas C. Yearley

                       GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

AD.......................... Antidumping
CAA......................... Clean Air Act
CERCLA...................... Comprehensive Environmental Response, Compensation,
                              and Liability Act
Clairton Partnership........ Clairton 1314B Partnership, L.P.
CMS......................... Corrective Measure Study
Commerce.................... U.S. Department of Commerce
CVD......................... Countervailing duty
CWA......................... Clean Water Act
DD&A........................ depreciation, depletion and amortization
DESCO....................... Double Eagle Steel Coating Company
DOE......................... Department of Energy
DOJ......................... U.S. Department of Justice
EPA......................... U.S. Environmental Protection Agency
ITC......................... International Trade Commission
Kobe........................ Kobe Steel Ltd.
LAER........................ Lowest Achievable Emission Rate
LTV......................... LTV Corporation
MACT........................ Maximum Achievable Control Technology
Marathon.................... Marathon Oil Corporation
Minntac..................... U. S. Steel's iron ore operations at Mt. Iron,
                              Minn.
NKK......................... NKK Corporation
NOV......................... Notice of Violation
NOx......................... Nitrogen Oxide
NPDES....................... National Pollutant Discharge Elimination System
PaDER....................... Pennsylvania Department of Environmental Resources
POSCO....................... Pohang Iron & Steel Co., Ltd.
PRO-TEC..................... PRO-TEC Coating Company, a United States Steel and
                              Kobe Steel Ltd. joint venture.
PRP......................... potentially responsible party
RCRA........................ Resource Conservation and Recovery Act
RFI......................... RCRA Facility Investigation
RI/FS....................... Remedial Investigation and Feasibility Study
RTI......................... RTI International Metals, Inc. (formerly RMI
                              Titanium Company)
Republic.................... Republic Technologies International, LLC
Separation.................. United States Steel being spun-off from USX
                              Corporation (renamed Marathon Oil Corporation)
SG&A........................ selling, general and administrative
SIP......................... State Implementation Plan
Steel Stock................. USX-U. S. Steel Group Common Stock
Trust Preferred Securities.. 6.75% Convertible Quarterly Income Preferred
                              Securities of USX Capital Trust I
USS-POSCO................... USS-POSCO Industries, United States Steel and
                              Pohang Iron & Steel Co., Ltd., joint venture.
USS/Kobe.................... United States Steel and Kobe Steel Ltd. joint venture.
USSK........................ U. S. Steel Kosice s.r.o.
USWA........................ United Steelworkers of America
VSZ......................... VSZ a.s.
VSZ U. S. Steel s.r.o....... U. S. Steel and VSZ a.s. joint venture in Kosice,
                              Slovakia

Supplementary Data
Disclosures About Forward-looking Statements

     United States Steel includes forward-looking statements concerning trends, market forces, commitments, material events or other contingencies potentially affecting the company in reports filed with the Securities and Exchange Commission, external documents or oral presentations. In order to take advantage of "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, United States Steel is filing the following cautionary language identifying important factors (though not necessarily all such factors) that could cause actual outcomes to differ materially from information set forth in forward-looking statements made by, or on behalf of, United States Steel and its representatives.

Cautionary Language Concerning Forward-looking Statements

     Forward-looking statements with respect to United States Steel may include, but are not limited to, comments about general business strategies, financing decisions, projections of levels of revenues, income from operations or income from operations per ton, net income or earnings per share; levels of capital, environmental or maintenance expenditures; the success or timing of completion of ongoing or anticipated capital or maintenance projects; levels of raw steel production capability, prices, production, shipments, or labor and raw material costs; the acquisition, idling, shutdown or divestiture of assets or businesses; the effect of restructuring or reorganization of business components; the effect of potential judicial proceedings on the business and financial condition; and the effects of actions of third parties such as competitors, or foreign, federal, state or local regulatory authorities.

     Forward-looking statements typically contain words such as "anticipates", "believes", "estimates", "expects", "forecasts", "predicts" or "projects", or variations of these words, suggesting that future outcomes are uncertain. The following discussion is intended to identify important factors (though not necessarily all such factors) that could cause future outcomes to differ materially from those set forth in forward-looking statements with respect to United States Steel.

Liquidity Factors

     United States Steel's ability to finance its future business requirements through internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources is affected by its performance (as measured by various factors, including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall U.S. financial climate, and, in particular, with respect to borrowings, by United States Steel's outstanding debt, credit ratings by investor services and compliance with covenants associated with outstanding debt. To the extent that United States Steel Management's assumptions concerning these factors prove to be inaccurate, United States Steel's liquidity position could be materially adversely affected.

Market Factors

     United States Steel's expectations as to levels of production and revenues, gross margins, income from operations and income from operations per ton are based upon assumptions as to future product prices and mix, and levels of raw steel production capability, production and shipments. These assumptions may prove to be inaccurate.

     The steel industry is characterized by excess world supply which has restricted the ability of United States Steel and the industry to raise prices during periods of economic growth and resist price decreases during economic contraction.

     Domestic flat-rolled steel supply has increased in recent years with the completion and start-up of minimills that are less expensive to build than integrated facilities, and are typically staffed by non-unionized work forces with lower base labor costs and more flexible work rules. Through the use of thin slab casting technology, minimill competitors are increasingly able to compete directly with integrated producers of higher value-added products. Such competition could adversely affect United States Steel's future product prices and shipment levels.

     USSK does business primarily in Central Europe and is subject to market conditions in this area which are similar to domestic factors and also can be influenced by matters peculiar to international marketing such as tariffs. USSK is affected by the worldwide overcapacity in the steel industry and the cyclical nature of demand for steel products and that demand's sensitivity to worldwide general economic conditions. In particular, USSK is subject to economic conditions and political factors in Europe, which if changed could negatively affect its results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, and quotas, tariffs and other protectionist measures. USSK is also subject to foreign currency exchange risks because its revenues are primarily in euros and its costs are primarily in Slovak koruna and U. S. dollars.

     The domestic steel industry has, in the past, been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 24%, 27% and 26% of the domestic steel market in 2001, 2000 and 1999, respectively. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Levels of imported steel following government action on Section 201 activities could adversely affect future market prices and demand levels for domestic steel.

     United States Steel also competes in many markets with producers of substitutes for steel products, including aluminum, cement, composites, glass, plastics and wood. The emergence of additional substitutes for steel products could adversely affect future prices and demand for steel products.

     The businesses of United States Steel are aligned with cyclical industries such as the automotive, appliance, containers, construction and energy industries. As a result, future downturns in the U.S. economy or any of these industries could adversely affect the profitability of United States Steel.

Operating and Cost Factors

     The operations of United States Steel are subject to planned and unplanned outages due to maintenance, equipment malfunctions or work stoppages; and various hazards, including explosions, fires and severe weather conditions, which could disrupt operations or the availability of raw materials, resulting in reduced production volumes and increased production costs.

     Labor costs for United States Steel are affected by collective bargaining agreements. United States Steel entered into a five year contract with the United Steel Workers of America, effective August 1, 1999, covering approximately 14,500 employees. The contract provided for increases in hourly wages phased over the term of the agreement beginning in 2000 as well as pension and benefit improvements for active and retired employees and spouses that will result in higher labor and benefit costs for United States Steel each year throughout the term of the contract. In addition, most USSK employees are represented by OZ Metalurg, which on February 16, 2001 signed a Collective Labor Agreement with USSK which, for nonwage issues, covers the years 2001 to 2004. An amendment to this agreement was executed in February 2002, which covers all 2002 wage issues. Wage issues for the remainder of the term of the Collective Labor Agreement are expected to be renegotiated annually. The agreement includes improvements in the employees' social and wage benefits and work conditions. To the extent that increased costs are not recoverable through the sales prices of products, future income from operations would be adversely affected.

     Income from operations for United States Steel includes periodic pension credits (which are primarily noncash). The resulting net periodic pension credits totaled $120 million, $273 million and $234 million in 2001, 2000 and 1999, respectively. Future net periodic pension credits can be volatile and are dependent upon the future marketplace performance of plan assets, changes in actuarial assumptions regarding such factors as a selection of a discount rate and rate of return on assets, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net periodic pension credits to change. To the extent that these credits decline in the future, income from operations would be adversely affected.

     United States Steel provides health care and life insurance benefits to most employees upon retirement. Most of these benefits have not been prefunded. The accrued liability for such benefits as of December 31, 2001, was $1,763 million. To the extent that competitors do not provide similar benefits, or have been relieved of obligations to provide such benefits following bankruptcy reorganization, the competitive position of United States Steel may be adversely affected, depending on future costs of health care.

Legal and Environmental Factors

     The profitability of United States Steel's operations could be affected by a number of contingencies, including legal actions. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the United States Steel financial statements.

     The businesses of United States Steel are subject to numerous environmental laws. Certain current and former U. S. Steel Group operating facilities have been in operation for many years and could require significant future accruals and expenditures to meet existing and future requirements under these laws. To the extent that competitors are not required to undertake equivalent costs in their operations, the competitive position of United States Steel could be adversely affected.

     For further discussion of certain of the factors described herein, and their potential effects on the businesses of United States Steel, see Item 1. Business, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk.