Form 10-Q
period 2002-03-31
UNITED STATES STEEL CORP
filed 2002-05-14
CIK 1163302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ------------ to ------------


                         UNITED STATES STEEL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware            1-16811            25-1897152
       ---------------       ------------    -------------------
       (State or other       (Commission        (IRS Employer
       jurisdiction of       File Number)    Identification No.)
        incorporation)

600 Grant Street, Pittsburgh, PA                  15219-2800
---------------------------------------           ----------
(Address of principal executive offices)          (Zip Code)

                                 (412) 433-1121
                         ------------------------------
                         (Registrant's telephone number,
                              including area code)


--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes..X..No.....

Common stock outstanding at April 30, 2002 - 90,523,270 shares

                         UNITED STATES STEEL CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
                        --------------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements:

               Statement of Operations                               3

               Balance Sheet                                         4

               Statement of Cash Flows                               5

               Selected Notes to Financial Statements                6

               Ratio of Earnings to Combined Fixed Charges
                and Preferred Stock Dividends and Ratio of
                Earnings to Fixed Charges                           17

       Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                          18

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk                                          32

               Financial Statistics                                 35

PART II - OTHER INFORMATION


       Item 1. Legal Proceedings                                    36
       Item 4. Submission of Matters to a Vote of Security Holders  37
       Item 6. Exhibits and Reports on Form 8-K                     37

Part I - Financial Information:

                         UNITED STATES STEEL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                  First Quarter Ended
                                                        March 31
(Dollars in millions, except per share amounts)      2002      2001
--------------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
 Revenues                                         $1,431    $1,510
 Income from investees                                 2        47
 Net gains on disposal of assets                       1         6
 Other income                                          -         1
                                                   ------    ------
  Total revenues and other income                  1,434     1,564
                                                   ------    ------
COSTS AND EXPENSES:
 Cost of revenues (excludes items shown below)     1,336     1,557
 Selling, general and administrative expenses         71        35
 Depreciation, depletion and amortization             88        73
                                                   ------    ------
  Total costs and expenses                         1,495     1,665
                                                   ------    ------
LOSS FROM OPERATIONS                                 (61)     (101)
Net interest and other financial costs (income)       34       (12)
                                                   ------    ------
LOSS BEFORE INCOME TAXES                             (95)      (89)
Credit for income taxes                              (12)      (98)
                                                   ------    ------
NET INCOME (LOSS)                                   $(83)       $9
                                                   ======    ======
COMMON STOCK DATA:
 Net income (loss), per share
  - Basic and diluted                              $(.93)     $.10

 Weighted average shares, in thousands
  - Basic and diluted                             89,569    89,223

 Dividends paid per share:
  United States Steel Corporation Common Stock      $.05         -
  USX - U. S. Steel Common Stock                       -      $.25





Selected notes to financial statements appear on pages 6-16.

                         UNITED STATES STEEL CORPORATION
                            BALANCE SHEET (Unaudited)
                         ------------------------------
                                                   March 31 December 31
(Dollars in millions)                                2002      2001
--------------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                           $57      $147
 Receivables, less allowance for doubtful
  accounts of $168 and $165                          747       802
 Receivables from Marathon                            28        28
 Inventories                                         901       870
 Deferred income tax benefits                        216       216
 Other current assets                                 11        10
                                                  ------    ------
  Total current assets                             1,960     2,073

Investments and long-term receivables,
 less valuation allowance of $74 and $75             341       346
Long-term receivables from Marathon                    8         8
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $6,935 and $6,866                                 3,063     3,084
Prepaid pensions                                   2,777     2,745
Other noncurrent assets                              122        81
                                                  ------    ------
  Total assets                                    $8,271    $8,337
                                                  ======    ======
LIABILITIES

Current liabilities:
 Accounts payable                                   $698      $638
 Payroll and benefits payable                        255       239
 Accounts payable to Marathon                          -        54
 Accrued taxes                                       253       248
 Accrued interest                                     29        48
 Long-term debt due within one year                   31        32
                                                  ------    ------
  Total current liabilities                        1,266     1,259

Long-term debt, less unamortized discount          1,434     1,434
Deferred income taxes                                720       732
Employee benefits                                  2,024     2,008
Deferred credits and other liabilities               388       398

Contingencies and commitments (See Note 13)            -         -

STOCKHOLDERS' EQUITY

Common stock issued - 90,302,184 shares and
 89,197,740 shares                                    90        89
Additional paid-in capital                         2,494     2,475
Retained deficit                                     (87)        -
Accumulated other comprehensive loss                 (49)      (49)
Deferred compensation                                 (9)       (9)
                                                  ------    ------
  Total stockholders' equity                       2,439     2,506
                                                  ------    ------
  Total liabilities and stockholders' equity      $8,271    $8,337
                                                  ======    ======
Selected notes to financial statements appear on pages 6-16.

                         UNITED STATES STEEL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                  First Quarter Ended
                                                        March 31
(Dollars in millions)                                2002      2001
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)                                   $(83)       $9
Adjustments to reconcile to net cash provided
 from operating activities:
 Depreciation, depletion and amortization             88        73
 Pensions and other postretirement benefits          (10)      (27)
 Deferred income taxes                                (9)      (20)
 Net gains on disposal of assets                      (1)       (6)
 Income from equity investees                         (2)      (47)
 Changes in:
  Current receivables
   - sold                                            200         -
   - operating turnover                             (145)      (29)
   - income taxes                                      -       252
   - provision for doubtful accounts                   3        73
  Inventories                                        (31)       16
  Current accounts payable and accrued expenses       69       (11)
 All other - net                                     (60)      (33)
                                                   ------    ------
  Net cash provided from operating activities         19       250
                                                   ------    ------
INVESTING ACTIVITIES:
Capital expenditures                                 (56)      (37)
Acquisition of U. S. Steel Kosice                      -       (14)
Disposal of assets                                     3         3
Restricted cash - withdrawals                          1         3
                - deposits                           (15)        -
Investees - loans and advances                        (3)        -
All other - net                                        -         7
                                                   ------    ------
  Net cash used in investing activities              (70)      (38)
                                                   ------    ------
FINANCING ACTIVITIES:
Net change in attributed portion of Marathon
 consolidated debt and other financial obligations     -      (226)
Repayment of long-term debt                           (1)        -
Settlement with Marathon                             (54)        -
Common stock issued                                   19         -
Dividends paid                                        (4)      (24)
                                                   ------    ------
  Net cash used in financing activities              (40)     (250)
                                                   ------    ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                1        (1)
                                                   ------    ------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (90)      (39)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       147       219
                                                   ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $57      $180
                                                   ======    ======
Cash provided from (used in) operating activities included:
 Interest and other financial costs paid (net of
  amount capitalized)                               $(51)     $(69)
 Income taxes refunded from (paid to) tax authorities (1)        8
 Income tax settlements received from Marathon         -       364

Selected notes to financial statements appear on pages 6-16.

                         UNITED STATES STEEL CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)

    1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2002 classifications. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2001.

         On January 1, 2002, United States Steel Corporation (U. S. Steel) adopted Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." The adoption of these Statements did not have a material impact on the results of operations or financial position of U. S. Steel. SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" was also adopted on January 1, 2002. There was no financial statement implication related to the adoption of this Statement and the guidance will be applied on a prospective basis.

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS
    No. 143 requires that an asset retirement obligation should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. U. S. Steel will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time,
    U. S. Steel has not completed its assessment of the effect of the adoption of this Statement on either its financial position or results of operations.

    2. U. S. Steel is engaged domestically in the production, sale and transportation of steel mill products, coke, taconite pellets and coal; the management of mineral resources; the management and development of real estate; and engineering and consulting services and, through U. S. Steel Kosice in the Slovak Republic, in the production and sale of steel mill products and coke primarily for the Central European market. Prior to December 31, 2001, the businesses of U. S. Steel comprised an operating unit of USX Corporation, now named Marathon Oil Corporation (Marathon). Marathon had two outstanding classes of common stock: USX-Marathon Group common stock, which was intended to reflect the performance of Marathon's energy business, and USX-U. S. Steel Group common stock (Steel Stock), which was intended to reflect the performance of Marathon's steel business. On December 31, 2001, U. S. Steel was capitalized through the issuance of
    89.2 million shares of common stock to the holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the Separation).

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    2.   (Continued)

         The accompanying consolidated balance sheets as of March 31, 2002, and December 31, 2001, and the statements of operations and cash flows for the quarter ended March 31, 2002, represent U. S. Steel's financial results on a stand-alone basis, while the statements of operations and cash flows for the quarter ended March 31, 2001, represent a carve-out presentation of the businesses comprising U. S. Steel and are not intended to be a complete presentation of the financial results or cash flows of U. S. Steel on a stand-alone basis. The statement of operations for the first quarter of 2001 contains certain transactions related to interest and other financial costs that were attributed to U. S. Steel by Marathon based on U. S. Steel's cash flows and its capital structure.

         Corporate general and administrative costs were allocated to U. S. Steel during the first quarter of 2001 based upon utilization or other methods that management believed to be reasonable and which considered certain measures of business activities, such as employment, investments and revenues. Income taxes were allocated to U. S. Steel during the first quarter of 2001 in accordance with Marathon's tax allocation policy. In general, such policy provided that the consolidated provision and related tax payments or refunds be allocated based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to U. S. Steel.

         Effective January 1, 2002, net pension and other postretirement costs associated with active employees at our operating locations are reflected in cost of revenues. Net pension credits and other postretirement costs associated with corporate headquarters personnel and all retirees are reflected in selling, general and administrative expenses. Data for the quarter ended March 31, 2001, has been reclassified to conform to the current year presentation, which resulted in cost of revenues decreasing $42 million and selling, general and administrative expenses increasing $42 million.

    3. On March 1, 2001, U. S. Steel completed the purchase of the tin mill products business of LTV Corporation (LTV), which is now operated as East Chicago Tin. In this noncash transaction, U. S. Steel assumed approximately $66 million of certain employee-related obligations from LTV. The acquisition was accounted for using the purchase method of accounting. Results of operations for 2001 included the operations of East Chicago Tin from the date of acquisition.

         On March 23, 2001, Transtar, Inc. (Transtar) completed a reorganization with its two voting shareholders, U. S. Steel and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, U. S. Steel became sole owner of Transtar and certain of its subsidiaries. Holdings became owner of the other subsidiaries of Transtar. Because the reorganization involved the sale of certain subsidiaries to Holdings, a noncontrolling shareholder, Transtar recorded a gain by comparing the carrying value of the businesses sold to their fair value. U. S. Steel's share of the gain recognized in the first quarter of 2001 was $70 million, which is included in income from investees. Concurrently, U. S. Steel accounted for the change in ownership of Transtar using the step-acquisition purchase method of accounting.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    3.   (Continued)

         Also, in connection with this transaction, U. S. Steel recognized a favorable deferred tax adjustment of $33 million related to its investment in the stock of Transtar that was no longer required when U. S. Steel acquired 100 percent of Transtar. U. S. Steel previously accounted for its investment in Transtar under the equity method of accounting.

         The following unaudited pro forma data for U. S. Steel includes the results of operations of the above acquisitions giving effect to them as if they had been consummated at the beginning of the period presented. The pro forma results exclude the $70 million gain and $33 million tax benefit recorded as a result of the Transtar transaction. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                                                       First
                                                   Quarter Ended
     (In millions, except per share amounts)       March 31, 2001
     ---------------------------------------------------------------------------
     Revenues and other income                        $1,540
     Net loss                                            (94)
     Net loss per common share (basic and diluted)     (1.06)

    4. Total comprehensive income (loss) was $(83) million for the first quarter of 2002 and $7 million for the first quarter of 2001.

    5. During the first quarter of 2002, following the Separation, U. S. Steel established a new internal reporting structure, which resulted in a change in reportable segments. In addition, U. S. Steel has revised the presentation of several items of income and expense within income (loss) from reportable segments. Net pension credits, costs related to former businesses and administrative expenses previously not reported at the segment level are now directly charged or allocated to the reportable segments and other businesses. Segment data for the first quarter of 2001 has been conformed to the current year presentation.

         U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), Tubular Products (Tubular) and U. S. Steel Kosice (USSK).

         The Flat-rolled segment includes the operating results of U. S. Steel's domestic integrated steel mills and equity investees involved in the production of sheet, plate and tin mill products. These operations are principally located in the United States and primarily serve customers in the transportation (including automotive), appliance, service center, converter, container, industrial and construction markets.

         The Tubular segment includes the operating results of U. S. Steel's domestic tubular production facilities and an equity investee involved in the production of tubular goods. These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemicals markets.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    5.   (Continued)

         The USSK segment includes the operating results of U. S. Steel's integrated steel mill located in the Slovak Republic, a production facility in Germany and equity investees, primarily located in Central Europe.
    These operations produce and sell sheet, plate, tin, tubular, precision tube and specialty steel products, as well as coke. USSK primarily serves customers in the Central European construction, appliance, transportation (including automotive), service center, container, and oil, gas and petrochemicals markets.

         All other U. S. Steel businesses not included in U. S. Steel's reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of coal, coke and taconite pellets; transportation services; steel mill products distribution; the management of mineral resources; the management and development of real estate; and engineering and consulting services.

         The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income (loss) from operations. Income (loss) from operations for reportable segments and other businesses does not include net interest and other financial costs, the provision (credit) for income taxes, or special items. Information on segment assets is not disclosed as it is not reviewed by the chief operating decision maker.

         The accounting principles applied at the operating segment level in determining income (loss) from operations are generally the same as those applied at the consolidated financial statement level. Intersegment sales and transfers for some operations are accounted for at cost, while others are accounted for at market-based prices, and are eliminated at the corporate consolidation level. All corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and other businesses based on measures of activity that management believes are reasonable.

The results of segment operations are as follows:
                                                                Total
                                          Flat-               Reportable
(In millions)                             rolled Tubular USSK  Segments
--------------------------------------------------------------------------------
First Quarter 2002
------------------
Revenues and other income:
 Customer                                  $926   $124   $201   $1,251
 Intersegment                                38      -      -       38
 Equity in earnings (losses) of
  unconsolidated investees                  (11)     -      1      (10)
 Other                                       (1)     -      1        -
                                          ------ ------ ------  ------
 Total revenues and other income           $952   $124   $203   $1,279
                                          ======  ====== ====== ======
Segment income (loss)                      $(71)    $2    $(1)    $(70)
                                          ======  ====== ====== ======

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

5.  (Continued)
                                                                Total
                                          Flat-               Reportable
(In millions)                             rolled Tubular USSK  Segments
--------------------------------------------------------------------------------
First Quarter 2001
------------------
Revenues and other income:
 Customer                                 $899    $211   $247  $1,357
 Intersegment                               60       -      -      60
 Equity in losses of unconsolidated
   investees                                (7)      -      -      (7)
 Other                                       -       -      1       1
                                         ------  ------ ------ ------
 Total revenues and other income          $952    $211   $248  $1,411
                                         ======  ====== ====== ======
Segment income (loss)                    $(136)    $25    $41   $(70)
                                         ======  ====== ====== ======

                                          Total
                                        Reportable   Other  Reconciling Total
(In millions)                            Segments  Businesses  Items     Corp.
--------------------------------------------------------------------------------
First Quarter 2002
------------------
Revenues and other income:
 Customer                                 $1,251      $180      $-     $1,431
 Intersegment                                 38       188    (226)         -
 Equity in earnings (losses) of
   unconsolidated investees                  (10)        -      12          2
 Other                                         -         1       -          1
                                          ------    ------  ------     ------
 Total revenues and other income          $1,279      $369   $(214)    $1,434
                                          ======    ======  ======     ======
Segment income (loss)                       $(70)     $(11)    $20       $(61)
                                          ======    ======  ======     ======

First Quarter 2001
------------------
Revenues and other income:
 Customer                                 $1,357      $227    $(74)    $1,510
 Intersegment                                 60       129    (189)         -
 Equity in earnings (losses) of
   unconsolidated investees                   (7)      (16)     70         47
 Other                                         1         6       -          7
                                          ------    ------  ------     ------
 Total revenues and other income          $1,411      $346   $(193)    $1,564
                                          ======    ======  ======     ======
Segment income (loss)                       $(70)     $(27)    $(4)     $(101)
                                          ======    ======  ======     ======

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    5.   (Continued)

         The following is a schedule of reconciling items for the first quarter of 2002 and 2001:


                                            Revenues
                                              and         Operating
                                          Other Income      Income
(In millions)                              2002   2001    2002   2001
--------------------------------------------------------------------------------
Elimination of intersegment revenues     $(226)  $(189)     *      *

Special Items:
 Insurance recoveries related to
   USS-POSCO fire                           12       -    $12     $-
 Reversal of litigation accrual              -       -      9      -
 Costs related to Fairless shutdown          -       -     (1)     -
 Gain on Transtar reorganization             -      70      -     70
 Asset impairments - receivables             -     (74)     -    (74)
                                         ------  ------ ------ ------
                                            12      (4)    20     (4)
                                         ------  ------ ------ ------
 Total reconciling items                 $(214)  $(193)   $20    $(4)
                                         ======  ====== ====== ======

  * Elimination of intersegment revenues is offset by the elimination of intersegment cost of revenues within operating income at the corporate consolidation level.

    6. U. S. Steel has a 16% investment in Republic Technologies International LLC (Republic) which was accounted for under the equity method of accounting. During the first quarter of 2001, U. S. Steel discontinued applying the equity method since investments in and advances to Republic had been reduced to zero. Also, U. S. Steel recognized certain debt obligations of $14 million previously assumed by Republic. On April 2, 2001, Republic filed a voluntary petition with the U.S. Bankruptcy Court to reorganize its operations under Chapter 11 of the U.S. Bankruptcy Code. In the first quarter of 2001, as a result of Republic's action, U. S. Steel recorded a pretax charge of $74 million for potentially uncollectible receivables from Republic.

    7. At March 31, 2002, and December 31, 2001, receivables from Marathon are for estimates of tax effects of certain issues for years that are still under various stages of audit and administrative review. These tax effects will not be settled with Marathon until the audit of the applicable years is closed, in accordance with the tax sharing agreement. The amounts ultimately settled for open tax years will be different than recorded amounts based on the final resolution of all of the audit issues for those years. Long-term receivables from Marathon at March 31, 2002, and December 31, 2001, represent reimbursements related to non-qualified employee benefit plans.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    8. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                     (In millions)
                                                 ----------------------
                                                   March 31 December 31
                                                     2002      2001
                                                  --------------------
    Raw materials                                    $148      $184
    Semi-finished products                            433       388
    Finished products                                 224       202
    Supplies and sundry items                          96        96
                                                     ----      ----
      Total                                          $901      $870
                                                     ====      ====

    9. The credit for income taxes in the first quarter of 2002 reflected a tax benefit for pretax losses at the estimated annual effective tax rate for 2002 of approximately 13%. As a result of Slovak Republic laws regarding tax credits and management's intention to permanently reinvest earnings in foreign operations, virtually no income tax provision is recorded for USSK income.

         In the first quarter of 2001, effective tax rates were applied to
    U. S. Steel's domestic and foreign operations separately. As a result, the credit for income taxes reflected an estimated annual effective tax rate of approximately 30% for U. S. Steel's domestic operations, and virtually no tax provision for USSK's income. The tax credit also included a $33 million deferred tax benefit related to the Transtar reorganization.
    In addition, net interest and other financial costs (income) included a favorable adjustment of $67 million and the credit for income taxes included an unfavorable adjustment of $15 million, both of which were related to prior years' taxes.

    10. Net loss per common share for the first quarter of 2002 is based on the weighted average number of common shares outstanding during the quarter. Net income per common share for the first quarter of 2001 is based on outstanding common shares at December 31, 2001, the date of the Separation.

         Diluted net income per share assumes the exercise of stock options, provided the effect is dilutive.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    11. At March 31, 2002, U. S. Steel had no borrowings against its Inventory Facility that provides for borrowings of up to $400 million. At March 31, 2002, $256 million was available under this facility.

         At March 31, 2002, USSK had no borrowings against its $10 million short-term credit facility nor its $40 million long-term facility.

         At March 31, 2002, in the event of a change in control of U. S. Steel, debt obligations totaling $1,060 million may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $92 million or provide a letter of credit to secure the remaining obligation.

    12. On November 28, 2001, U. S. Steel entered into a five-year Receivables Purchase Agreement to sell a revolving interest in eligible trade receivables generated by U. S. Steel and certain of its subsidiaries through a commercial paper conduit program. Qualifying accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables LLC (USSR), a consolidated wholly owned special purpose entity. USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

         Sales of accounts receivable are reflected as a reduction of trade receivables in the Balance Sheet and the proceeds received are included in cash flows from operating activities in the Statement of Cash Flows. Under the facility, USSR may sell interests in the receivables up to the lesser of a funding base, comprised of eligible receivables, or $400 million. Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable.

         During the quarter ended March 31, 2002, USSR sold a $200 million revolving interest in the accounts receivable to the conduits. As of March 31, 2002, an additional $134 million was available to be sold under this facility. The net book value of U. S. Steel's retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables.

         USSR pays the conduits a discount based on the conduits' borrowing costs plus incremental fees. During the first quarter ended March 31, 2002, U. S. Steel incurred costs of $1 million on the sale of its receivables. These costs are included in net interest and other financial costs (income) in the Statement of Operations.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    12.  (Continued)

         The table below summarizes cash flows from and paid to USSR:

                                                       First
                                                   Quarter Ended
    (In millions)                                  March 31, 2002
     ---------------------------------------------------------------------------
     Proceeds from:
      Collections reinvested                          $1,058
      Securitizations                                    198
      Servicing fee                                        1


         The table below summarizes the trade receivables for USSR:

    (In millions)                                  March 31, 2002
     ---------------------------------------------------------------------------
     Balance of accounts receivable, net,
        purchased by USSR                               $510
     Revolving interest sold to conduits                (200)
                                                        ----
     Accounts receivable- net, included in the
      Balance Sheet of U. S. Steel                      $310
                                                        ====

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

    13. U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to
    U. S. Steel's financial statements.  However, management believes that
    U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 2002, and December 31, 2001, accrued liabilities for remediation totaled $135 million and $138 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    13.  (Continued)

         For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 2002 and the first quarter of 2001 and for the years 2001 and 2000, such capital expenditures totaled $4 million, $1 million, $15 million and $18 million, respectively.
    U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

         Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $32 million at March 31, 2002. In the event that any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of March 31, 2002, the largest guarantee for a single affiliate was $23 million.

         U. S. Steel is contingently liable for debt and other obligations of Marathon in the amount of approximately $344 million at March 31, 2002, compared to $359 million at December 31, 2001. Marathon is not limited by agreement with U. S. Steel as to the amount of indebtedness that it may incur. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations for industrial development and environmental liabilities and notes that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable. If such event occurs, U. S. Steel may not be able to satisfy such obligations.

         U. S. Steel is contingently liable to its Chairman, Chief Executive Officer and President for a $3 million retention bonus. The bonus is payable on the third anniversary of the Separation and is subject to certain performance measures.

         U. S. Steel's contract commitments to acquire property, plant and equipment at March 31, 2002, totaled $90 million compared with $84 million at December 31, 2001.

         USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. USSK is required to report periodically to the Slovak government on its status toward meeting this commitment. The first reporting period ends on December 31, 2003. The remaining commitments under this capital improvements program as of March 31, 2002, and December 31, 2001, were $617 million and $634 million, respectively.

    U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires U. S. Steel to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $86 million, which declines over the duration of the agreement, may be required.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


    14. On April 10, 2002, U. S. Steel announced that it had signed a letter of intent to sell all of the coal and related assets associated with U. S. Steel Mining Company's West Virginia and Alabama mines. The sale, which involves cash consideration and is subject to several contingencies, is expected to result in a pre-tax gain, excluding the potential recognition of the present value of obligations related to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992, which were broadly estimated to be $76 million at March 31, 2002. The sale is expected to be completed in the second quarter of 2002.

    15. On April 26, 2002, U. S. Steel announced that it would sell 8 million shares of its common stock in a public offering. In addition, the Company anticipates that it will grant the underwriters a customary over allotment option of up to 1.2 million additional shares. The offering is expected to be completed in the second quarter of 2002.

    16. On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from the Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will now be used to classify those gains and losses. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements" amended SFAS No. 4 and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 13, "Accounting for Leases" is amended to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. There was no financial statement implication related to the adoption of this Statement.

                         UNITED STATES STEEL CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
            ---------------------------------------------------------
                                   (Unaudited)

First Quarter Ended
    March 31                    Year Ended December 31
----------------------------------------------------------------------------

 2002      2001      2001      2000      1999      1998      1997
 ----      ----      ----      ----      ----      ----      ----

 (a)       (b)       (c)       1.05      2.10      5.15      4.72
 ====      ====      ====      ====      ====      ====      ====

(a) Earnings did not cover fixed charges by $96 million.
(b) Earnings did not cover fixed charges by $136 million.
(c) Earnings did not cover fixed charges by $598 million.


                         UNITED STATES STEEL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                -------------------------------------------------
                                   (Unaudited)



First Quarter Ended
    March 31                    Year Ended December 31
----------------------------------------------------------------------------

 2002      2001      2001      2000      1999      1998      1997
 ----      ----      ----      ----      ----      ----      ----

 (a)       (b)       (c)       1.13      2.33      5.89      5.39
 ====      ====      ====      ====      ====      ====      ====

(a) Earnings did not cover fixed charges by $96 million.
(b) Earnings did not cover fixed charges by $133 million.
(c) Earnings did not cover fixed charges by $586 million.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Effective with the first quarter of 2002, following the separation from Marathon Oil Company (Marathon), formerly USX Corporation (the Separation), United States Steel Corporation (U. S. Steel) established a new internal financial reporting structure, which resulted in a change in reportable segments. In addition, U. S. Steel revised the presentation of several items of income and expense within income (loss) from reportable segments. Net pension credits, costs related to former businesses and administrative expenses previously not reported at the segment level are now directly charged or allocated to the reportable segments and other businesses. Reported results for the first quarter of 2001 have been conformed to the current year presentation.

     U. S. Steel now has three reportable operating segments: Flat-rolled Products (Flat-rolled), Tubular Products (Tubular), and U. S. Steel Kosice
(USSK).

    The Flat-rolled segment includes the operating results of U. S. Steel's domestic integrated steel mills and equity investees involved in the production of sheet, plate and tin mill products. These operations are principally located in the United States and primarily serve customers in the transportation (including automotive), appliance, service center, converter, container, industrial, and construction markets.

     The Tubular segment includes the operating results of U. S. Steel's domestic tubular production facilities and an equity investee involved in the production of tubular goods. These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemicals markets.

    The composition of the USSK segment is unchanged from prior periods and includes the operating results of U. S. Steel's integrated steel mill located in the Slovak Republic, a production facility in Germany, and equity investees, primarily located in Central Europe. These operations produce and sell sheet, plate, tin, tubular, precision tube and specialty steel products, as well as coke. USSK primarily serves customers in the Central European construction, appliance, transportation (including automotive), service center, container, and oil, gas and petrochemicals markets.

    All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of coal, coke and taconite pellets; transportation services; steel mill products distribution ("Straightline"); the management of mineral resources; the management and development of real estate; and engineering and consulting services.

    Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of U. S. Steel. These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "intends" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of U. S. Steel, see Supplementary Data -- Disclosures About Forward-

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Looking Statements in the U. S. Steel Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations
---------------------
     Revenues and other income decreased by $130 million in the first quarter of 2002 compared with the same period in 2001. The decrease primarily reflected lower average realized prices for domestic sheet and tubular products; lower average realized prices for USSK; reduced domestic tubular, plate and coke shipments; and lower income from investees which, in the first quarter of 2001, included the gain on the Transtar reorganization. These declines were partially offset by increased domestic sheet shipments and the absence of the receivables impairment, which was included in the first quarter of 2001.

     Income (Loss) from operations for U. S. Steel for the first quarter of 2002 and 2001 is set forth in the following table:
                                                     First Quarter
                                                         Ended
                                                        March 31
(Dollars in millions)                                 2002   2001
-----------------------------------------------------------------------
Flat-rolled                                           (71)   (136)
Tubular                                                 2      25
USSK                                                   (1)     41
                                                     -----   -----
     Total loss from reportable segments              (70)    (70)
Other Businesses:
 Coal, Coke and Iron Ore                              (16)    (35)
 Straightline                                          (7)      -
 All other                                             12       8
                                                     -----   -----
     Loss from operations before special items        (81)    (97)
Special Items:
 Costs related to Fairless shutdown                    (1)      -
 Insurance recoveries related to USS-POSCO fire        12       -
 Reversal of litigation accrual                         9       -
 Gain on Transtar reorganization                        -      70
 Asset impairments - receivables                        -     (74)
                                                     -----   -----
     Total loss from operations                      $(61)  $(101)
                                                     =====   =====

Segment loss for Flat-rolled

     Segment loss for Flat-rolled was $71 million in the first quarter of 2002, compared with a loss of $136 million in the first quarter of 2001. The decreased loss is primarily due to lower energy costs, lower costs per ton from improved operating efficiencies and higher flat-rolled shipments, partially offset by lower average realized flat-rolled steel prices.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Segment income for Tubular

     Segment income for Tubular was $2 million in the first quarter of 2002, a decline of $23 million compared with the first quarter of 2001, primarily due to lower average tubular shipments and realized prices, and a continuing surge of imports of these products which are not covered by the recent Section 201 action.

Segment income (loss) for USSK

     Segment loss for USSK was $1 million in the first quarter of 2002, compared with income of $41 million in the first quarter of 2001. The change is primarily due to lower average realized steel prices and delays in restarting operations following a blast furnace outage in January 2002.

Income (loss) for Other Businesses

     Loss for Other Businesses in the first quarter of 2002 was $11 million, compared with a loss of $27 million in the first quarter of 2001. The improvement is primarily due to higher income from iron ore operations as a result of higher shipment levels and lower energy costs.

Special items:

     Costs related to Fairless shutdown resulted from the permanent shutdown of the cold-rolling and tin mill facilities at Fairless Works in the fourth quarter of 2001.

     Insurance recoveries related to USS-POSCO fire represent U. S. Steel's share of insurance recoveries in excess of facility repair costs for the cold-rolling mill fire at USS-POSCO in 2001.

     Reversal of litigation accrual represents the reversal in the first quarter of 2002 of a prior litigation accrual as a result of a final court ruling in
U. S. Steel's favor.

     Gain on Transtar reorganization represents U. S. Steel's share of the gain recognized in the first quarter of 2001.

     Asset impairments - receivables were for charges in the first quarter of 2001 related to receivables exposure from financially distressed steel companies, primarily Republic.

     Net interest and other financial costs increased $46 million in the first quarter of 2002 compared with the same period in 2001. Last year's first quarter included a favorable adjustment to interest of $67 million that was related to prior years' taxes. Excluding this favorable adjustment, net interest and other financial costs in the first quarter of 2002 decreased $21 million from the first quarter of 2001 primarily due to a lower average debt level following the December 31, 2001 value transfer of $900 million from Marathon.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------

     The credit for income taxes in the first quarter 2002 was $12 million compared with $98 million in the first quarter of 2001. The credit for income taxes in the first quarter of 2002 reflected a tax benefit for pretax losses at the estimated annual effective tax rate of approximately 13 percent. As a result of Slovak Republic laws regarding tax credits and management's intention to permanently reinvest earnings in foreign operations, virtually no income tax provision is recorded for USSK income. In the first quarter of 2001, effective tax rates were applied to U. S. Steel's domestic and foreign operations separately. As a result, the credit for income taxes reflected an estimated annual effective tax rate of approximately 30 percent for U. S. Steel's domestic operations, and virtually no tax provision for USSK income. The tax credit in the first quarter of 2001 also included a $33 million deferred tax benefit associated with the Transtar reorganization and an unfavorable adjustment of $15 million primarily related to the settlement of prior years' taxes.

     Net income decreased $92 million in the first quarter of 2002, compared to the same period in 2001, primarily reflecting the factors discussed above.

Operating Statistics
--------------------
     Flat-rolled shipments of 2.3 million tons for the first quarter of 2002 increased about 9 percent from the first quarter 2001 and 15 percent from the fourth quarter of 2001. Tubular shipments of 188,000 tons for the first quarter of 2002 decreased about 36 percent from the same period in 2001 and improved approximately 5 percent from the fourth quarter of 2001. At USSK, first quarter 2002 shipments of 756,000 tons were about the same as in the first quarter of 2001 and down approximately 13 percent from the fourth quarter of 2001.

     Raw steel capability utilization for domestic facilities and USSK in the first quarter of 2002 averaged 92.1 percent and 74.4 percent, respectively, compared with 83.1 percent and 77.2 percent in the first quarter of 2001 and
67.0 percent and 66.4 percent in the fourth quarter of 2001.

Balance Sheet
-------------
     Cash and Cash Equivalents at March 31, 2002 decreased $90 million from year-end 2001 primarily due to capital expenditures and payment of a $54 million cash settlement in accordance with the terms of the Separation, partially offset by cash generated from common stock issued and from operating activities, which included $200 million from the sale of accounts receivable under the Receivables Purchase Agreement.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------

Cash Flow
---------
     Net cash provided from operating activities decreased $231 million in the first quarter of 2002, compared with the first quarter of 2001. The decrease was due primarily to less favorable working capital changes and a net loss of $83 million in the first quarter of 2002 versus net income of $9 million in the first quarter of 2001. Working capital changes in the first quarter of 2002 were an unfavorable $104 million excluding the receipt of $200 million in cash for the sale of accounts receivable under the Receivables Purchase Agreement. This was primarily caused by increased production and sales levels, particularly in the latter half of the first quarter of 2002, which resulted in increases in receivables, inventory, and payables. Working capital changes in the 2001 period included the effects of a favorable income tax settlement of $364 million with Marathon arising from tax benefits generated by U. S. Steel in 2000, partially offset by the unfavorable impact of accruals in the first quarter of 2001 for income tax benefits relating to 2001. Working capital changes in 2001 also reflect the impacts of an increase in the allowance for doubtful accounts due to the impairment of receivables from Republic.

     Capital expenditures in the first quarter of 2002 were $56 million, compared with $37 million in the same period in 2001. The increase was primarily due to the new Quench and Temper Line project at Lorain Tubular and various projects at USSK, including the upgrade of the No. 1 Pushing Furnace, the Vacuum Degassing Facility, and the Sinter Plant Dedusting project.

     Contract commitments for capital expenditures at March 31, 2002, totaled $90 million, compared with $84 million at December 31, 2001.

     Net change in attributed portion of Marathon consolidated debt and other financial obligations reflects a decrease of $226 million in the first quarter of 2001 in the amount of debt and other financial obligations attributed to
U. S. Steel by Marathon. Prior to the Separation, debt and certain other financial obligations that were centrally managed by Marathon were attributed to
U. S. Steel based on U. S. Steel's cash flows and capital structure. The decrease of $226 million was primarily due to U. S. Steel's positive cash provided from operations, which included the $364 million year 2000 tax settlement with Marathon, partially offset by cash used for capital expenditures and dividend payments.

     Settlement with Marathon in the first quarter of 2002 reflected a $54 million cash payment made in accordance with the Separation.

     Common stock issued in the first quarter of 2002 reflects proceeds from stock purchases made by the United States Steel Corporation Savings Fund Plan for Salaried Employees and purchases through the Dividend Reinvestment and Direct Stock Purchase Plan.

     Dividends paid in the first quarter of 2002 were $4 million, reflecting the initial quarterly dividend rate of five cents per share established by
U. S. Steel after the Separation. Dividends paid in the first quarter of 2001 resulted from a quarterly dividend rate of 25 cents per share paid to USX-
U. S. Steel Group common shareholders and quarterly dividends on the 6.50% Cumulative Convertible Preferred Stock outstanding in 2001 that was retired by Marathon as part of the Separation.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------

Liquidity
---------
     In November 2001, U. S. Steel entered into a five-year Receivables Purchase Agreement with financial institutions. U. S. Steel established a wholly owned subsidiary, United States Steel Receivables LLC, which is a special-purpose, bankruptcy-remote entity that acquires, on a daily basis, eligible trade receivables generated by U. S. Steel and certain of its subsidiaries. Fundings under the facility are limited to the lesser of eligible receivables or $400 million. As of April 30, 2002, U. S. Steel had $344 million of eligible receivables, of which $240 million were sold, primarily to fund working capital needs based on increased operating rates.

     In addition, U. S. Steel entered into a three-year revolving credit facility expiring December 31, 2004, that provides for borrowings of up to $400 million secured by all domestic inventory and related assets ("Inventory Facility"), including receivables other than those sold under the Receivables Purchase Agreement. As of April 30, 2002, $262 million was available to
U. S. Steel under the Inventory Facility.

     USSK has bank credit facilities aggregating $50 million. At April 30, 2002, $49 million was available under these facilities.

     U. S. Steel currently has Senior Notes outstanding in the aggregate principal amount of $535 million. The Senior Notes impose significant restrictions on U. S. Steel such as the following: restrictions on payments of dividends; limits on additional borrowings, including limiting the amount of borrowings secured by inventories or accounts receivable; limits on sale/leasebacks; limits on the use of funds from asset sales and sale of the stock of subsidiaries; and restrictions on our ability to invest in joint ventures or make certain acquisitions. The Inventory Facility imposes additional restrictions on U. S. Steel including the following: effective September 30, 2002, U. S. Steel must meet an interest expense coverage ratio of at least 2 to 1 through March 30, 2003 and 2.5 to 1 thereafter and a debt to EBITDA leverage ratio of no more than 6 to 1 through December 30, 2002, 5.5 to 1 through March 30, 2003, 5 to 1 through June 29, 2003, 4.5 to 1 through September 29, 2003, 4 to 1 through March 30, 2004 and 3.75 to 1 thereafter; limitations on capital expenditures; and restrictions on investments. If these covenants are breached or if we fail to make payments under our material debt obligations or the Receivables Purchase Agreement, creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral, and it may also cause termination events to occur under the Receivables Purchase Agreement and a default under the Senior Notes. Additional indebtedness that
U. S. Steel may incur in the future may also contain similar covenants, as well as other restrictive provisions. Cross-default and cross-acceleration clauses in the Receivables Purchase Agreement, the Inventory Facility, the Senior Notes and any future additional indebtedness could have an adverse effect upon our financial position and liquidity.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------


     U. S. Steel has utilized surety bonds to provide financial assurance for certain transactions and business activities. The total amount of active surety bonds currently being used for financial assurance purposes is approximately $255 million. Recent events have caused major changes in the surety bond market including significant increases in surety bond premiums. These factors, together with our non-investment grade credit rating, have caused U. S. Steel to replace some surety bonds with other forms of financial assurance, and may require it to provide some form of collateral to the surety bond providers in order to keep bonds in place. The other forms of financial assurance or collateral could include financial instruments that are supported by either the Receivables Purchase Agreement or Inventory Facility. The use of these types of financial instruments for financial assurance and collateral will have a negative impact on liquidity. During the second quarter of 2002, U. S. Steel management expects approximately $100 million of liquidity sources to be used to provide financial assurance.

     U. S. Steel is contingently liable for debt and other obligations of Marathon in the amount of $344 million as of March 31, 2002. Marathon is not limited by agreement with U. S. Steel as to the amount of indebtedness that it may incur. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable. If that occurs, U. S. Steel may not be able to satisfy such obligations. In addition, if Marathon loses its investment grade ratings, certain of these obligations will be considered indebtedness under the Senior Notes indenture and for covenant calculations under the Inventory Facility. This occurrence could prevent U. S. Steel from incurring additional indebtedness under the Senior Notes or may cause a default under the Inventory Facility.

     U. S. Steel is the sole general partner of and owns a 10 percent equity interest in Clairton 1314B Partnership, L.P. As general partner, U. S. Steel is responsible for operating and selling coke and by-products from the partnership's three coke batteries located at U. S. Steel's Clairton Works.
U. S. Steel's share of profits and losses is currently 1.75%, except for
U. S. Steel's share of depreciation and amortization, which is 45.75%.
Beginning in 2003, U. S. Steel's share of all profits and losses will increase to 45.75%. The partnership at times has operating cash shortfalls after payments of distributions to the partners that are funded with loans from
U. S. Steel. As of March 31, 2002, the partnership owed U. S. Steel $6 million, which was repaid in April 2002. U. S. Steel may dissolve the partnership under certain circumstances including if it is required to make equity investments or loans in excess of $150 million to fund such shortfalls.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------

The following table summarizes U. S. Steel's liquidity as of March 31, 2002:

(Dollars in millions)
----------------------------------------------------------------------------
            Cash and cash equivalents.......................      $57
            Amount available under Receivables
               Purchase Agreement...........................      134
            Amount available under Inventory Facility.......      256
            Amounts available under USSK credit facilities..       49
                                                                 ----
              Total estimated liquidity.....................     $496

     U. S. Steel management believes that our liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for
U. S. Steel's business needs, including the funding of capital expenditures, debt service for outstanding financings, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources. However, there is no assurance that our business will generate sufficient operating cash flow or that external financing sources will be available in an amount sufficient to enable us to service or refinance our indebtedness or to fund other liquidity needs. If there is a prolonged delay in the recovery of the manufacturing sector of the U.S. economy, U. S. Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sales of non-strategic assets and other cash conservation measures.

     U. S. Steel management's opinion concerning liquidity and U. S. Steel's ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. To the extent that this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that could affect the availability of financing include the performance of U. S. Steel (as measured by various factors including cash provided from operating activities), levels of inventories and accounts receivable, the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the overall U.S. financial climate, and, in particular, with respect to borrowings, the levels of U. S. Steel's outstanding debt and credit ratings by rating agencies.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------

Environmental Matters, Litigation and Contingencies
---------------------------------------------------
     U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel's products and services, operating results will be adversely affected. U. S. Steel believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, production processes and the specific products and services it provides. To the extent that competitors are not required to undertake equivalent costs in their operations, the competitive position of U. S. Steel could be adversely affected.

     USSK is subject to the laws of the Slovak Republic. The environmental laws of the Slovak Republic generally follow the requirements of the European Union, which are comparable to domestic standards. USSK has also entered into an agreement with the Slovak government to bring, over time, its facilities into European Union environmental compliance.

     In addition, U. S. Steel expects to incur capital and operating expenditures to meet environmental standards under the Slovak Republic's environmental laws for its USSK operation.

     U. S. Steel has been notified that it is a potentially responsible party ("PRP") at 20 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 2002. In addition, there are 13 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 35 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------

     In 1998, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition,
U. S. Steel will pay the public trustees $1 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of March 31, 2002, project costs have amounted to $6 million with another $32.4 million presently projected to complete the project, over the next two years. Estimated remediation and monitoring costs for this project have been accrued. Construction began in January on a Corrective Action Management Unit (CAMU) to contain the dredged material on company property north of the river between Bridge Street and the former American Juice factory. Removal of PCB-contaminated sediment will start in October at the river's headwaters.

     At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites located on plant property. The D2 disposal site and a nearby refuse area will be closed collectively. A CAMU for the West End Maintenance Area of Gary Works will include wastes from the D5 and T2 disposal sites. Total costs to close D2, D5, T2 and the refuse area are estimated to be $18.8 million.

     In 1987, U. S. Steel and the Pennsylvania Department of Environmental Resources ("PADER") entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and the PADER reached agreement to amend the Consent Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $10.0 million with another $1.1 million presently estimated to complete the project.

     U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Financial Statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to U. S. Steel.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------

Outlook
-------
      Our domestic order rate began to increase late last year. Sheet facilities are now fully loaded and spot market price increases are being implemented. Plate and tubular markets continue to reflect weak demand. In the second quarter of 2002, domestic shipments are expected to improve and average realized prices are expected to be higher. For full-year 2002, domestic shipments are expected to be approximately 10.7 million net tons, including flat-rolled and tubular shipments of 9.8 million net tons and 0.9 million net tons, respectively.

     USSK's average realized prices in the second quarter 2002 are expected to improve slightly, with shipments increasing significantly from the first quarter of 2002. Full year shipments are projected to be approximately 3.8 million net tons.

     Management is encouraged by improving economic conditions and currently anticipates that U. S. Steel will be profitable for 2002.

     For the longer term, domestic shipment levels and realized prices will be influenced by the strength and timing of a recovery in the manufacturing sector of the domestic economy, levels of imported steel following the outcome of the President's Section 201 decision and production capability changes at domestic facilities. Many factors will determine the strength and timing of such recovery, and shipment levels and prices are also subject to many of the same factors. For USSK, economic and political developments in Europe, including many factors similar to those impacting domestic operations, will impact USSK's results of operations.

     U. S. Steel's income from operations includes net pension credits, which are primarily noncash, associated with all of U. S. Steel's pension plans. Net pension credits were $120 million in 2001. At the end of 2000, U. S. Steel's main pension plan's transition asset was fully amortized, decreasing the pension credit by $69 million in 2001 and in future years for this component. In addition, for the year 2002, lower than expected market returns in the year 2001 and the mergers of Transtar and LTV tin mill liabilities will further reduce net pension credits to approximately $110 million, excluding settlements and any potential effects of consolidation or rationalization activities. An unfavorable $8 million settlement charge is expected in the second quarter of 2002 under the nonqualified pension plan relative to salaried employees accepting retirement under last year's Voluntary Early Retirement Program ("VERP"). A settlement effect is not currently expected under the qualified salaried pension plan in 2002 relative to the VERP program. The above includes forward-looking statements concerning net pension credits which can vary depending upon the market performance of plan assets, changes in actuarial assumptions regarding discount rate and rate of return on plan assets, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, income from operations would also decline.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------

     In its retiree medical estimates of escalation, U. S. Steel projects an aggregate 8.0% initial trend rate in 2002 that gradually reduces each year to an ultimate trend rate of 5% in the year 2008. This was increased from a 7.5% initial trend rate assumed for 2001. The 8.0% rate reflects a weighting of various escalation rates on different components of the plan, with some rates as high as 15%, after taking into consideration the demographics of the affected populations and the different utilization patterns of medicare versus pre-medicare retirees.

     U. S. Steel has publicly stated that it is willing to participate in consolidation of the domestic steel industry if it would be beneficial to our shareholders, creditors, customers and employees. A number of important conditions must occur to facilitate such consolidation including implementation of President Bush's three-part program to address worldwide overcapacity, relief from the burden of costs related to retiree obligations of other domestic steel companies and a new progressive labor agreement. On March 5, 2002, President Bush announced a Section 201 trade remedy. In addition, U. S. Steel may make additional investments in Central Europe to grow our business and to better serve our customers who are seeking worldwide supply arrangements.

     U. S. Steel has responded to domestic competition resulting from excess steel industry capability by eliminating less efficient facilities, modernizing those that remain and entering into joint ventures, all with the objective of focusing production on higher value-added products, where superior quality and special characteristics are of critical importance. Our business strategy is to maximize our investment in high-end finishing assets and to minimize or redeploy our investment in domestic raw materials and hot-ends.

     On March 8, 2002, USSK announced that it had entered into a conversion and tolling agreement and a facility management agreement with Sartid, a.d. (Sartid), an integrated steel company with facilities located in Smederevo and Sabac in the Republic of Serbia. The tolling agreement provides for the conversion of slabs into hot-rolled bands and cold-rolled full hard into tin-coated products. USSK will retain ownership of these materials and will market the hot-rolled bands and finished tin products in its own distribution system. The facility management agreement permits USSK, or an affiliated company, to have management oversight of Sartid's tin processing facilities at Sabac. In addition, USSK, the Government of the Republic of Serbia and Sartid have signed a letter of intent that provides USSK with the opportunity to explore possibilities for involvement in the restructuring of Sartid.

     On April 10, 2002, U. S. Steel announced that it had signed a letter of intent to sell all of the coal and related assets associated with U. S. Steel Mining Company's West Virginia and Alabama mines. The sale, which involves cash consideration and is subject to several contingencies, is expected to result in a pre-tax gain, excluding the potential recognition of the present value of obligations related to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992, which were broadly estimated to be $76 million at March 31, 2002. The sale is expected to be completed in the second quarter of 2002.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------

     Republic, an equity investee and major purchaser of raw materials from
U. S. Steel, as well as a major supplier of rounds for U. S. Steel's Lorain Tubular facility, remains in Chapter 11 bankruptcy proceedings. At March 31, 2002, U. S. Steel's remaining financial exposure to Republic was approximately $20 million. On April 25, 2002, Republic announced that it had signed a non-binding letter of intent with two investors to sell substantially all of its assets for approximately $450 million in cash and assumption of liabilities. Republic further stated that this transaction is subject to a number of conditions including bankruptcy court approval. On May 7, 2002, Republic informed the bankruptcy court that one of the other parties has withdrawn from the letter of intent. The court did not rule on the sale and set a tentative hearing date for June 17, 2002.

     The preceding statements concerning anticipated steel demand, steel pricing, and shipment levels are forward-looking and are based upon assumptions as to future product prices and mix, and levels of steel production capability, production and shipments. These forward-looking statements can be affected by levels of imports following government action on Section 201 activities, domestic and international economies, domestic production capacity and customer demand. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated. The negotiation and possible consummation of any merger or acquisition agreement and the potential completion of any industry consolidation or acquisitions, whether domestic or international, are all subject to numerous conditions, some of which are described above. Many of these conditions depend upon actions of other parties, such as the federal government, the USWA and foreign governments. There is no assurance that any merger agreement will be negotiated and/or consummated, or that any industry domestic or international consolidation in general will occur, nor any specificity concerning the terms upon which any of these might occur.

     Steel imports to the United States accounted for an estimated 30%, 24% and 27% of the domestic steel market in the first two months of 2002, and for the years 2001 and 2000, respectively.

     On March 29, 2002, U. S. Steel joined other major producers of oil country tubular goods in filing unfair international trade cases against 14 countries. Imports of these products have increased more than 390 percent during the past two years. Thirteen countries remained subject to the proceedings following the withdrawal of the anti-dumping petition against Colombia. On May 10, 2002, the International Trade Commission made a negative preliminary injury determination. This action causes the investigations at both the International Trade Commission and the Department of Commerce to be terminated.

     On April 29, 2002, the U.S. Department of Commerce announced preliminary determinations in the anti-dumping cases concerning cold-rolled carbon steel flat products from 20 countries. The Department had previously issued its preliminary countervailing duty determinations against cold-rolled products from the four countries that are subject to those proceedings. The U.S. Department of Commerce and the U.S. International Trade Commission will continue their investigations in all of the cases.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------

     The relief in the Section 201 action that was announced by President Bush on March 5, 2002 became effective for imports entering the U.S. on and after March 20, 2002. The U.S. Trade Representative will continue to process requests for exemption from the remedy through July 3, 2002.

Accounting Standards
--------------------
     On January 1, 2002, U. S. Steel adopted Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." The adoption of these Statements did not have a material impact on the results of operations or financial position of U. S. Steel.
SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" was also adopted on January 1, 2002. There was no financial statement implication related to the adoption of this Statement and the guidance will be applied on a prospective basis.

     The adoption of these Statements has not affected U. S. Steel's critical accounting policies and estimates. For a discussion of critical accounting policies and estimates, please refer to the Annual Report on Form 10-K for the year ended December 31, 2001.

     In June 2001, the Financial Accounting Standards Board (FASB) issued
SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets.
SFAS No. 143 requires that an asset retirement obligation should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. U. S. Steel will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, U. S. Steel has not completed its assessment of the effect of the adoption of this Statement on either its financial position or results of operations.

     On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. There was no financial statement implication related to the adoption of this Statement. For more information see Note 16 of the Selected Notes to Financial Statements.

                    UNITED STATES STEEL CORPORATION
                     QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK
                 -------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analyses of the incremental effects on pretax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of March 31, 2002, are provided in the following table(a):

                                            Incremental Decrease in
                                           Income Before Income Taxes
                                            Assuming a Hypothetical
                                               Price Decrease of:

(Dollars in millions)                             10%     25%
----------------------------------------------------------------------
Commodity-Based Derivative Instruments
U. S. Steel

    Zinc                                          3.4     8.5

    Tin                                           0.2     0.4

      (a) With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effects on pretax income of hypothetical 10% and 25% decreases in closing commodity prices for each open contract position at March 31, 2002. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to March 31, 2002, may cause future pretax income effects to differ from those presented in the table.

                    UNITED STATES STEEL CORPORATION
                     QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK
                 -------------------------------------

Interest Rate Risk
------------------
     U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in March 31, 2002, interest rates on the fair value of the U. S. Steel's non-derivative financial instruments is provided in the following table:

(Dollars in millions)
----------------------------------------------------------------------
As of March 31, 2002
                                                           Incremental
                                                           Increase in
Non-Derivative                                        Fair    Fair
Financial Instruments(a)                             Value   Value(b)
----------------------------------------------------------------------
Financial assets:
 Investments and
   long-term receivables                              $43        $-
----------------------------------------------------------------------
Financial liabilities:
 Long-term debt (c)(d)                             $1,267       $75
----------------------------------------------------------------------
(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at March 31, 2002, on the fair value of U. S. Steel's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of
  U. S. Steel's long-term debt at March 31, 2002.
(c) Includes amounts due within one year.
(d) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

     At March 31, 2002, U. S. Steel's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $75 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, U. S. Steel's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel's results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

                    UNITED STATES STEEL CORPORATION
                     QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK
                 ------------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
     U. S. Steel is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the Euro and Slovak koruna. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At March 31, 2002, U. S. Steel had open Euro forward sale contracts for both U.S. dollars (total carrying value of approximately $27.9 million) and Slovak koruna (total carrying value of approximately $15.8 million). A 10% increase in the March 31, 2002 Euro forward rates would result in a $4.5 million charge to income.

Equity Price Risk
-----------------
     As of March 31, 2002, U. S. Steel was subject to equity price risk and market liquidity risk related to its investment in VSZ a.s., the former parent of U. S. Steel Kosice, s.r.o. These risks are not readily quantifiable for several reasons including the absence of a readily determinable fair value as determined under U. S. generally accepted accounting principles.

Safe Harbor
-----------
     U. S. Steel's Quantitative and Qualitative Disclosures About Market Risk include forward-looking statements with respect to management's opinion about risks associated with U. S. Steel's use of derivative instruments. These statements are based on certain assumptions with respect to market prices, industry supply and demand for steel products and certain raw materials, and foreign exchange rates. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to U. S. Steel's hedging programs may differ materially from those discussed in the forward-looking statements.

                    UNITED STATES STEEL CORPORATION
                  SUPPLEMENTAL STATISTICS (Unaudited)
               ----------------------------------------
                                                     First Quarter Ended
                                                           March 31
(Dollars in millions)                                   2002    2001
----------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
Flat-rolled Products                                    $(71)  $(136)
Tubular Products                                           2      25
U. S. Steel Kosice                                        (1)     41
Other Businesses:
 Coal, Coke and Iron Ore                                 (16)    (35)
 Straightline                                             (7)      -
 All other                                                12       8
                                                        -----   -----
Loss from Operations before special items                (81)    (97)
 Special Items:
  Costs related to Fairless shutdown                      (1)       -
  Insurance recoveries related to USS-POSCO fire          12        -
  Reversal of litigation accrual                           9        -
  Gain on Transtar reorganization                          -       70
  Asset Impairments - Receivables                          -      (74)
                                                        -----   -----
   Total Loss from Operations                           $(61)   $(101)

CAPITAL EXPENDITURES
 Flat-rolled Products                                    $11      $16
 Tubular Products                                          5        -
 U. S. Steel Kosice                                       17        5
 Other Businesses                                         23       16
                                                        -----   -----
   Total                                                 $56      $37

OPERATING STATISTICS
 Average realized price: ($/net ton)(b)
   Flat-rolled Products                                 $377     $402
   Tubular Products                                      640      701
   U. S. Steel Kosice                                    245      293
 Steel Shipments:(b)(c)
   Flat-rolled Products                                2,330    2,137
   Tubular Products                                      188      295
   U. S. Steel Kosice                                    756      753
 Raw Steel-Production:(c)
   Domestic Facilities                                 2,906    2,623
   U. S. Steel Kosice                                    917      952
                                                       -----    -----
     Total Raw Steel-Production                        3,823    3,575
 Raw Steel-Capability Utilization:(d)
   Domestic Facilities                                 92.1%    83.1%
   U. S. Steel Kosice                                  74.4%    77.2%
 Domestic iron ore shipments(c)(e)                     2,289    1,911
 Domestic coke shipments(c)(e)                         1,164    1,208
-----------
      (a) Amounts allocated within segment results have been updated from Current Report on Form 8-K dated April 26, 2002.
      (b)  Excludes intersegment transfers.
      (c)  Thousands of net tons.
      (d) Based on annual raw steel production capability of 12.8 million net tons for domestic facilities and 5.0 million net tons for U. S. Steel Kosice.
      (e)  Includes intersegment transfers.

Part II - Other Information:
---------------------------

Item 1. LEGAL PROCEEDINGS

Environmental Proceedings

     In 1998, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously,
U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of March 31, 2001, project costs have amounted to $6 million with another $32.4 million presently projected to complete the project over the next two years. Estimated remediation and monitoring costs for this project have been accrued. Construction began in January on a Corrective Action Management Unit (CAMU) to contain the dredged material on company property north of the river between Bridge Street and the former American Juice factory. Removal of PCB-contaminated sediment will start in October at the river's headwaters.

     In 1987, U. S. Steel and the Pennsylvania Department of Environmental Resources ("PADER") entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and the PADER reached agreement to amend the Consent Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $10.0 million with another $1.1 million presently estimated to complete the project.

Asbestos Litigation

     U. S. Steel is a defendant in a large number of cases in which approximately 18,000 claimants allege injury resulting from exposure to asbestos. Nearly all of theses cases involve multiple defendants. These claims fall into three major groups: (1) claims made under certain federal and general maritime law by employees of the Great Lakes Fleet or Intercoastal Fleet, former operations of U. S. Steel;
(2) claims made by persons who performed work at U. S. Steel facilities; and (3) claims made by industrial workers allegedly exposed to an electrical cable product formerly manufactured by U. S. Steel. To date all actions resolved have been either dismissed or resolved for immaterial amounts. In 2001, U. S. Steel disposed of claims from approximately 11,300 claimants with aggregate total payments of less than $200,000 and approximately 10,000 new claims were filed. It is not possible to predict with certainty the outcome of these matters; however, based upon present knowledge, management believes that it is unlikely that the resolution of the remaining actions will have a material adverse effect on our financial condition.

----------------------------------------

Among the factors that management considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 32,000 asbestos claims over the last twelve years that have been administratively dismissed due to the failure of the claimants to present any medical evidence supporting their claims, (2) that over the last several years the total number of pending claims has remained steady, (3) that it has been many years since U. S. Steel employed maritime workers or manufactured electrical cable and (4) U.
S. Steel's history of trial outcomes, settlements and dismissals.
This statement of belief is a forward-looking statement. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in this forward-looking statement.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on April 30, 2002.

     Approximately 96.2 percent of the votes cast by U. S. Steel shareholders approved the election of Dr. Shirley Ann Jackson, Dan D. Sandman, John W. Snow, Thomas J. Usher and Douglas C. Yearley to serve three-year terms as Class I directors. Continuing as Class II directors for a term expiring in 2003 are J. Gary Cooper, Paul E. Lego, Seth E. Schofield, and John P. Surma. Continuing as Class III directors for a term expiring in 2004 are Robert J. Darnell, Roy G. Dorrance, Charles R. Lee, and John F. McGillicuddy.

     Stockholders also elected PricewaterhouseCoopers LLP (PwC) as independent accountant with a favorable vote of approximately 95.5 percent.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

       12.1 Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Stock Dividends

       12.2 Computation of Ratio of Earnings to Fixed Charges

   (b) REPORTS ON FORM 8-K

       Form 8-K dated January 17, 2002, reporting under Item 9. Regulation FD Disclosure, that United States Steel Corporation is furnishing information for the January 17, 2002 press release titled "U. S. Steel Announces Option Agreement with NKK Corporation for the Purchase of NKK's Interest in National Steel Corporation."

       Form 8-K dated January 18, 2002, reporting under Item 9.
       Regulation FD Disclosure, that United States Steel Corporation is furnishing information for the January 18, 2002 press release titled "United States Steel Discloses Updated
       Outlook."

       Form 8-K dated February 8, 2002, reporting under Item 5. Other Events, the filing of the February 8, 2002 press release titled "U. S. Steel Announces Discount on Stock Purchases Through
       Dividend Reinvestment Plan."

----------------------------------------
       Form 8-K dated February 21, 2002, reporting under Item 9.
       Regulation FD Disclosure, that United States Steel Corporation is furnishing information for the February 21, 2002 presentation being given by John Surma, United States Steel Vice Chairman and Chief Financial Officer.

       Form 8-K dated March 1, 2002, reporting under Item 5. Other Events, the filing of the audited Financial Statements and Supplementary Data; and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2001; and reports of independent accountants.

       Form 8-K dated March 12, 2002, reporting under Item 9.
       Regulation FD Disclosure, that United States Steel Corporation is furnishing information for the March 12, 2002 presentation given by Tom Usher at the Morgan Stanley Mining, Paper and
       Packaging Conference.

       Form 8-K dated April 10, 2002, reporting under Item 9.
       Regulation FD Disclosure, that United States Steel Corporation is furnishing information for the April 10, 2002 press release titled "U. S. Steel to Sell Assets of Mining Company."

       Form 8-K dated April 26, 2002, reporting under Item 9.
       Regulation FD Disclosure, that United States Steel Corporation is furnishing information for the April 26, 2002 United States Steel Corporation Earnings Release.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

      UNITED STATES STEEL CORPORATION


      By /s/ Gretchen R. Haggerty
        Gretchen R. Haggerty
        Senior Vice President and
        Controller


May 14, 2002