Form 10-Q
period 2002-06-30
UNITED STATES STEEL CORP
filed 2002-08-12
CIK 1163302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

Common stock outstanding at July 31, 2002 - 101,827,613 shares

                         UNITED STATES STEEL CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
                        --------------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements:

               Statement of Operations                               3

               Balance Sheet                                         4

               Statement of Cash Flows                               5

               Selected Notes to Financial Statements                6

               Ratio of Earnings to Combined Fixed Charges
                and Preferred Stock Dividends and Ratio of
                Earnings to Fixed Charges                           21

       Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                          22

       Item 3. Quantitative and Qualitative Disclosures about
                Market Risk                                         42

               Supplemental Statistics                              45

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    46
       Item 4. Submission of Matters to a Vote of Security Holders  49
       Item 6. Exhibits and Reports on Form 8-K                     49

Part I - Financial Information:

                         UNITED STATES STEEL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                Second Quarter     Six Months
                                                     Ended           Ended
                                                   June 30          June 30
(Dollars in millions, except per share           2002    2001     2002    2001
amounts)
------------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
 Revenues                                      $1,541  $1,532   $2,750  $2,895
 Revenues from related parties                    220     201      442     348
 Income (loss) from investees                       7      (7)       9      40
 Net gains on disposal of assets                    4      10        5      16
 Other income                                      35       1       35       2
                                               ------  ------   ------  ------
     Total revenues and other income            1,807   1,737    3,241   3,301

                                               ------  ------   ------  ------
COSTS AND EXPENSES:
 Cost of revenues                               1,571   1,617    2,907   3,174
 Selling, general and administrative expenses     100      68      171     103
 Depreciation, depletion and amortization          89      79      177     152
                                               ------  ------   ------  ------
     Total costs and expenses                   1,760   1,764    3,255   3,429

                                               ------  ------   ------  ------
INCOME (LOSS) FROM OPERATIONS                      47     (27)     (14)   (128)
Net interest and other financial costs             19      48       53      36
                                               ------  ------   ------  ------
INCOME (LOSS) BEFORE INCOME TAXES                  28     (75)     (67)   (164)
Provision (credit) for income taxes                 1     (45)     (11)   (143)
                                               ------  ------   ------  ------
NET INCOME (LOSS)                              $   27  $  (30)  $  (56)  $ (21)
                                               ======  ======   ======  ======


COMMON STOCK DATA:
 Net income (loss), per share
    - Basic and diluted                         $ .28   $(.34)   $(.60)  $(.24)

 Weighted average shares, in thousands
    - Basic                                    95,670  89,223   92,636  89,223
    - Diluted                                  95,675  89,223   92,636  89,223

 Dividends paid per share:
   United States Steel Corporation Common Stock $ .05       -    $ .10       -
   USX - U. S. Steel Group Common Stock             -   $ .10        -    $.35











Selected notes to financial statements appear on pages 6-20.

                         UNITED STATES STEEL CORPORATION
                            BALANCE SHEET (Unaudited)
                         -------------------------------
                                                     June 30    December 31
(Dollars in millions)                                  2002        2001
--------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                           $   28      $  147
 Receivables, less allowance of $66 and $58             977         671
 Receivables from related parties, less
  allowance of $117 and $107                            142         159
 Inventories                                            919         870
 Deferred income tax benefits                           212         216
 Other current assets                                    22          10
                                                     ------      ------
   Total current assets                               2,300       2,073
Investments and long-term receivables,
 less allowance of $38 and $39                          335         340
Long-term receivables from related parties,
 less allowance of $42 and $36                            6          14
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $7,015 and $6,866                                    3,031       3,084
Pension asset                                         2,809       2,745
Other noncurrent assets                                 133          81
                                                     ------      ------
   Total assets                                      $8,614      $8,337
                                                     ======      ======
LIABILITIES
Current liabilities:
 Accounts payable                                    $  703      $  559
 Accounts payable to related parties                     99         135
 Payroll and benefits payable                           250         239
 Accrued taxes                                          244         248
 Accrued interest                                        42          45
 Long-term debt due within one year                       7          32
                                                     ------      ------
   Total current liabilities                          1,345       1,258
Long-term debt, less unamortized discount             1,439       1,434
Deferred income taxes                                   733         732
Employee benefits                                     2,033       2,008
Long-term payable to related parties                     34          33
Deferred credits and other liabilities                  360         366
                                                     ------      ------
   Total liabilities                                  5,944       5,831
                                                     ------      ------

Contingencies and commitments (See Note 16)               -           -

STOCKHOLDERS' EQUITY
Common stock issued - 101,756,987 shares and
 89,197,740 shares                                      102          89
Additional paid-in capital                            2,680       2,475
Retained deficit                                        (65)          -
Accumulated other comprehensive loss                    (41)        (49)
Deferred compensation                                    (6)         (9)
                                                     ------      ------
   Total stockholders' equity                         2,670       2,506
                                                     ------      ------
   Total liabilities and stockholders' equity        $8,614      $8,337
                                                     ======      ======
Selected notes to financial statements appear on pages 6-20.

                         UNITED STATES STEEL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                       Six Months Ended
                                                          June 30
(Dollars in millions)                                    2002    2001
----------------------------------------------------------------------
INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net loss                                                 $(56)    $(21)
Adjustments to reconcile to net cash provided
 from operating activities:
 Depreciation, depletion and amortization                 177      152
 Pensions and other postretirement benefits               (21)     (51)
 Deferred income taxes                                     (2)      56
 Net gains on disposal of assets                           (5)     (16)
 Income from equity investees                              (9)     (40)
 Changes in:
  Current receivables
   - sold                                                 255        -
   - repurchased                                         (255)       -
   - operating turnover                                  (310)     (48)
   - income taxes                                           -       41
   - provision for doubtful accounts                       18       71
  Inventories                                             (49)      57
  Current accounts payable and accrued expenses           186       75
 All other - net                                          (36)     (37)
                                                        ------  ------
  Net cash provided from (used in) operating activities  (107)     239
                                                        ------  ------
INVESTING ACTIVITIES:
Capital expenditures                                     (104)    (141)
Acquisition of U. S. Steel Kosice                           -      (14)
Disposal of assets                                          8        9
Restricted cash - withdrawals                               2        3
                - deposits                                (53)      (2)
Investees - investments                                    (5)      (1)
          - loans and advances                             (3)       -
          - repayments of loans and advances                7        -
All other - net                                             -       10
                                                       ------   ------
  Net cash used in investing activities                  (148)    (136)
                                                       ------   ------
FINANCING ACTIVITIES:
Net change in attributed portion of Marathon
 consolidated debt and other financial obligations          -      (26)
Revolving credit arrangements - net                        10        -
Repayment of long-term debt                               (30)      (6)
Settlement with Marathon                                  (54)       -
Common stock issued                                       218        -
Dividends paid                                             (9)     (35)
                                                       ------   ------
  Net cash provided from (used in) financing activities   135      (67)
                                                       ------   ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     1       (1)
                                                       ------   ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (119)      35
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            147      219
                                                       ------   ------
CASH AND EQUIVALENTS AT END OF PERIOD                     $28     $254
                                                       ======   ======
Cash provided from (used in) operating activities included:
 Interest and other financial costs paid (net of
  amount capitalized)                                    $(64)    $(93)
 Income taxes refunded from (paid to) tax authorities      (3)       8
 Income tax settlements received from Marathon              -      379

Selected notes to financial statements appear on pages 6-20.

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

         On January 1, 2002, United States Steel Corporation (U. S. Steel) adopted Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting and established specific criteria for the recognition of intangible assets separately from goodwill. This Statement also requires that the excess of fair value of acquired assets over cost in a business combination (negative goodwill) be recognized immediately as an extraordinary gain, rather than being deferred and amortized. There was no financial statement impact related to the initial adoption of SFAS No. 141 and the guidance will be applied on a prospective basis.

         On January 1, 2002, U. S. Steel adopted SFAS No. 142 "Goodwill and Other Intangible Assets" which addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are that 1) goodwill and intangible assets with indefinite lives will no longer be amortized, but must be tested for impairment at least annually; and 2) the amortization period for intangible assets with finite lives will no longer be limited to forty years. SFAS No. 142 requires transitional disclosure of what reported net income and the associated per share amount would have been in all periods presented had SFAS No. 142 been in effect. There was no impact to net income or the related per share amount for any period presented in the financial statements.

         Also adopted on January 1, 2002, was SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional guidance on assets to be held and used and assets to be disposed of other than by sale. There was no financial statement impact related to the adoption of this Statement and the guidance will be applied on a prospective basis.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

    1.   (Continued)

         On April 30, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and
    64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from the Extinguishment of Debt," and the criteria in Accounting
    Principles Board Opinion No. 30, "Reporting the Results of Operations
    - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will now be used to classify gains and losses on the extinguishment of debt. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements" amended SFAS No. 4 and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" did not apply to
    U. S. Steel. SFAS No. 13, "Accounting for Leases" is amended to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. There was no financial statement implication related to the adoption of this Statement.

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. U. S. Steel will adopt this Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, U. S. Steel has not completed its assessment of the effect of the adoption of this Statement on either its financial position or results of operations.

         SFAS No. 146, "Accounting for Exit or Disposal Activities" was issued in July of 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement will be effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

    2. U. S. Steel is engaged domestically in the production, sale and transportation of steel mill products, coal, coke, and taconite pellets (iron ore); the management of mineral resources; the management and development of real estate; and engineering and consulting services and, through U. S. Steel Kosice in the Slovak Republic, in the production and sale of steel mill products and coke primarily for the Central European market. Prior to December 31, 2001, the businesses of U. S. Steel comprised an operating unit of USX Corporation, now named Marathon Oil Corporation (Marathon). Marathon had two outstanding classes of common stock: USX-Marathon Group common stock, which was intended to reflect the performance of Marathon's energy business, and USX-U. S. Steel Group common stock (Steel Stock), which was intended to reflect the performance of Marathon's steel business. On December 31, 2001, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock to the holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the Separation).

         The accompanying consolidated balance sheets as of June 30, 2002, and December 31, 2001, the statements of operations for the quarter and six months ended June 30, 2002, and the statement of cash flows for the six months ended June 30, 2002, represent U. S. Steel's financial results on a stand-alone basis, while the statements of operations for the quarter and six months ended June 30, 2001, and the statement of cash flows for the six months ended June 30, 2001, represent a carve-out presentation of the businesses comprising
    U. S. Steel and are not intended to be a complete presentation of the financial results or cash flows of U. S. Steel on a stand-alone basis.

         The statement of operations for the periods of 2001 contains certain transactions related to interest and other financial costs that were attributed to U. S. Steel by Marathon based on U. S. Steel's cash flows and its capital structure. Corporate general and administrative costs were allocated to U. S. Steel during the periods of 2001 based upon utilization or other methods that management believed to be reasonable and which considered certain measures of business activities, such as employment, investments and revenues. Income taxes were allocated to U. S. Steel during the periods of 2001 in accordance with Marathon's tax allocation policy. In general, such policy provided that the consolidated provision and related tax payments or refunds be allocated based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to U. S. Steel.

         Effective January 1, 2002, net pension and other postretirement costs associated with active employees at our operating locations are reflected in cost of revenues. Net costs and credits associated with corporate headquarters personnel and all retirees are reflected in selling, general and administrative expenses. Prior year data has been reclassified to conform to the current year presentation, which resulted in a decrease in cost of revenues and an increase in selling, general and administrative expenses of $38 million and $80 million for the second quarter and six months of 2001, respectively.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

    3. Selling, general and administrative expenses for the second quarter and six months of 2002 included a pretax settlement charge of $10 million related to retirements of personnel covered under the non tax-qualified pension plan and the executive management supplemental pension program. Also included in these same periods of 2002 is the $14 million pretax charge related to reserving Republic Technologies International Holdings, LLC (Republic) receivables, as discussed in
    Note 8.

         Selling, general and administrative expenses for the second quarter and six months of 2001 included $8 million of costs, primarily professional fees, related to the Separation.

    4. On March 1, 2001, U. S. Steel completed the purchase of the tin mill products business of LTV Corporation (LTV), which is now operated as East Chicago Tin. In this noncash transaction, U. S. Steel assumed approximately $66 million of certain employee-related obligations from LTV. The acquisition was accounted for using the purchase method of accounting. Results of operations for 2001 included the operations of East Chicago Tin from the date of acquisition.

         On March 23, 2001, Transtar, Inc. (Transtar) completed a reorganization with its two voting shareholders, U. S. Steel and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, U. S. Steel became sole owner of Transtar and certain of its subsidiaries. Holdings became owner of the other subsidiaries of Transtar. Because the reorganization involved the sale of certain subsidiaries to Holdings, a noncontrolling shareholder, Transtar recorded a gain by comparing the carrying value of the businesses sold to their fair value. U. S. Steel recorded $70 million and $(2) million in income
    (loss) from investees in the first and second quarters of 2001, respectively, to reflect its share of the gain and subsequent downward adjustment of the gain recognized by Transtar as a result of the reorganization. Concurrently, U. S. Steel accounted for the change in ownership of Transtar using the step-acquisition purchase method of accounting. Also, in the first quarter of 2001, in connection with this transaction, U. S. Steel recognized a favorable deferred tax adjustment of $33 million related to its investment in the stock of Transtar that was no longer required when U. S. Steel acquired 100 percent of Transtar. U. S. Steel previously accounted for its investment in Transtar under the equity method of accounting.

         The following unaudited pro forma data for U. S. Steel includes the results of operations of the above acquisitions giving effect to them as if they had been consummated at the beginning of the period presented. The pro forma results exclude the $68 million gain and $33 million deferred tax benefit recorded as a result of the Transtar transaction. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                                                               Six
                                                           Months Ended
       (In millions, except per share amounts)            June 30, 2001
       ----------------------------------------------------------------
       Revenues and other income                             $3,279
       Net loss                                                (124)
       Net loss per common share (basic and diluted)          (1.39)

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

    5. Total comprehensive income (loss) was $35 million for the second quarter of 2002, $(31) million for the second quarter of 2001, $(48) million for the six months of 2002 and $(24) million for the six months of 2001.

    6. In the second quarter of 2002, U. S. Steel recognized a pretax gain of $33 million associated with the recovery of black lung excise taxes that were paid on coal export sales during the period 1993 through 1999. This gain is included in other income in the statement of operations and resulted from a 1998 federal district court decision that found such taxes to be unconstitutional. Of the $33 million recognized, $10 million represents the interest component of the gain.

    7.   During the first quarter of 2002, following the Separation,
    U. S. Steel established a new internal reporting structure, which resulted in a change in reportable segments. In addition, U. S. Steel has revised the presentation of several items of income and expense within income (loss) from reportable segments. Net pension credits, costs related to former businesses and administrative expenses previously not reported at the segment level are now directly charged or allocated to the reportable segments and other businesses. Prior year segment data has been conformed to the current year presentation.

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

         The USSK segment includes the operating results of U. S. Steel's integrated steel mill located in the Slovak Republic, a production facility in Germany and equity investees, primarily located in Central Europe. These operations produce and sell sheet, plate, tin, tubular, precision tube and specialty steel products, as well as coke. USSK primarily serves customers in the Central European construction, appliance, transportation, service center, container, and oil, gas and petrochemicals markets.

         All other U. S. Steel businesses not included in U. S. Steel's reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of coal, coke and taconite pellets (iron ore); transportation services; steel mill products distribution; the management of mineral resources; the management and development of real estate; and engineering and consulting services.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)
    7.   (Continued)

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

        The results of segment operations for the second quarter of 2002 and 2001 are:

                                                                 Total
                                        Flat-                  Reportable
(In millions)                          Rolled  Tubular   USSK   Segments
------------------------------------------------------------------------
Second Quarter 2002
------------------
Revenues and other income:
 Customer                              $1,063    $143    $300   $1,506
 Intersegment                              49       -       -       49
 Equity in earnings (losses) of
  unconsolidated investees                  2       -       -        2
 Other                                      -       -       2        2
                                       ------  ------  ------   ------
 Total revenues and other income       $1,114    $143    $302   $1,559
                                       ======  ======  ======   ======
Income (loss) from operations            $(26)     $6     $26       $6
                                       ======  ======  ======   ======

Second Quarter 2001
------------------
Revenues and other income:
 Customer                              $  958    $217    $283   $1,458
 Intersegment                              64       -       2       66
 Equity in earnings (losses) of
  unconsolidated investees                (10)      1       1       (8)
 Other                                      -       -       -        -
                                       ------  ------  ------   ------
 Total revenues and other income       $1,012    $218    $286   $1,516
                                       ======  ======  ======   ======
Income (loss) from operations           $(143)    $35     $41     $(67)
                                       ======  ======  ======   ======

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)
    7.   (Continued)

                                         Total
                                      Reportable  Other   Reconciling  Total
 (In millions)                         Segments Businesses   Items      Corp.
 ---------------------------------------------------------------------------
 Second Quarter 2002
 ------------------
 Revenues and other income:
 Customer                               $1,506      $255     $   -    $1,761
 Intersegment                               49       267      (316)        -
 Equity in earnings (losses) of
  unconsolidated investees                   2        (1)        6         7
 Other                                       2         4        33        39
                                        ------    ------    ------    ------
 Total revenues and other income        $1,559      $525     $(277)   $1,807
                                        ======    ======    ======    ======
 Income (loss) from operations              $6       $26       $15       $47
                                        ======    ======    ======    ======
 Second Quarter 2001
 ------------------
 Revenues and other income:
 Customer                               $1,458      $275     $   -    $1,733
 Intersegment                               66       240      (306)        -
 Equity in earnings (losses) of
  unconsolidated investees                  (8)        1         -        (7)
 Other                                       -        11         -        11
                                        ------    ------    ------    ------
 Total revenues and other income        $1,516      $527     $(306)   $1,737
                                        ======    ======    ======    ======
 Income (loss) from operations            $(67)      $48       $(8)     $(27)
                                        ======    ======    ======    ======

   The following is a schedule of reconciling items for the second quarter of 2002 and 2001:

                                                   Revenues    Income (Loss)
                                                     And           From
                                                 Other Income   Operations
 (In millions)                                   2002   2001   2002   2001
 -------------------------------------------------------------------------
  Elimination of intersegment revenues          $(316) $(306)     *      *
                                                ------ ------
 Special Items:
  Federal excise tax refund                        33      -   $ 33    $ -
  Asset impairment - receivables                    -      -    (14)     -
  Pension settlement                                -      -    (10)     -
  Insurance recoveries related to USS-POSCO fire    6      2      6      2
  Adjustment to gain on Transtar reorganization     -     (2)      -    (2)
  Costs related to Separation                       -      -      -     (8)
                                                ------ ------ ------ ------
                                                   39      -     15     (8)
                                                ------ ------ ------ ------
 Total reconciling items                        $(277) $(306)   $ 15   $(8)
                                                ====== ====== ====== ======

    * Elimination of intersegment revenues is offset by the elimination of intersegment cost of revenues within income (loss) from operations at the corporate consolidation level.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)
    7.   (Continued)

         The results of segment operations for the six months of 2002 and 2001 are:

                                                                Total
                                       Flat-                   Reportable
   (In millions)                       rolled  Tubular   USSK   Segments
  ---------------------------------------------------------------------
   Six Months 2002
  ------------------
  Revenues and other income:
   Customer                            $1,989    $267    $501    $2,757
   Intersegment                            87       -       -        87
   Equity in earnings (losses) of
    unconsolidated investees               (9)      -       1        (8)
   Other                                   (1)      -       3         2
                                       ------  ------  ------    ------
   Total revenues and other income     $2,066    $267    $505    $2,838
                                       ======  ======  ======    ======
  Income (loss) from operations        $(100)      $9     $25      $(66)
                                       ======  ======  ======    ======

  Six Months 2001
  ------------------
  Revenues and other income:
   Customer                            $1,857    $428    $530    $2,815
   Intersegment                           124       -       2       126
   Equity in earnings (losses) of
    unconsolidated investees              (17)      1       1       (15)
   Other                                    -       -       1         1
                                       ------  ------  ------    ------
   Total revenues and other income     $1,964    $429    $534    $2,927
                                       ======  ======  ======    ======
  Income (loss) from operations         $(285)    $61     $82     $(142)
                                       ======  ======  ======    ======

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)
 7. (Continued)

                                        Total
                                     Reportable    Other   Reconciling Total
 (In millions)                        Segments  Businesses    Items     Corp.
 ---------------------------------------------------------------------------
  Six Months 2002
 ------------------
 Revenues and other income:
 Customer                               $2,757      $435     $   -    $3,192
 Intersegment                               87       455      (542)        -
 Equity in earnings (losses) of
  unconsolidated investees                  (8)       (1)       18         9
 Other                                       2         5        33        40
                                        ------    ------    ------    ------
 Total revenues and other income        $2,838      $894    $(491)    $3,241
                                        ======    ======    ======    ======
 Income (loss) from operations            $(66)      $17       $35      $(14)
                                        ======    ======    ======    ======
 Six Months 2001
 ------------------
 Revenues and other income:
 Customer                               $2,815      $502     $ (74)   $3,243
 Intersegment                              126       369      (495)        -
 Equity in earnings (losses) of
  unconsolidated investees                 (15)      (15)       70        40
 Other                                       1        17         -        18
                                        ------    ------    ------    ------
 Total revenues and other income        $2,927      $873     $(499)   $3,301
                                        ======    ======    ======    ======
 Income (loss) from operations           $(142)      $26      $(12)    $(128)
                                        ======    ======    ======    ======

The following is a schedule of reconciling items for the six months of
    2002 and 2001:
                                                Revenues       Income (Loss)
                                                  And           From
                                              Other Income   Operations
 (In millions)                                2002   2001   2002   2001
 ---------------------------------------------------------------------------
 Elimination of intersegment revenues           $(542)  $(495)     *      *
                                                ------  ------
 Special Items:
  Federal excise tax refund                        33       -   $ 33   $  -
  Pension settlement                                -       -    (10)     -
  Insurance recoveries related to USS-POSCO fire   18       2     18      2
  Gain on Transtar reorganization                   -      68       -    68
  Asset impairment - receivables                    -     (74)   (14)   (74)
  Costs related to Separation                       -       -      -     (8)
  Costs related to Fairless shutdown                -       -     (1)     -
  Reversal of litigation accrual                    -       -      9      -
                                                ------  ------ ------ ------
                                                   51      (4)    35    (12)
                                                ------  ------ ------ ------
 Total reconciling items                        $(491)  $(499)  $ 35   $(12)
                                                ======  ====== ====== ======
   * Elimination of intersegment revenues is offset by the elimination of intersegment cost of revenues within income (loss) from operations at the corporate consolidation level.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

    8. U. S. Steel has a 16% investment in Republic which was accounted for under the equity method of accounting until the first quarter of 2001 when investments in and advances to Republic were reduced to zero. On April 2, 2001, Republic filed a voluntary petition with the U.S. Bankruptcy Court to reorganize its operations under Chapter 11 of the U.S. Bankruptcy Code. In the first quarter of 2001 as a result of Republic's petition, U. S. Steel recorded a pretax charge reflected as a reduction in revenues of $74 million for potentially uncollectible trade receivables and recognized certain debt obligations of $14 million which had been previously assumed by Republic. As a result of further deterioration of Republic's financial condition during the balance of 2001, an additional charge of $68 million was recorded in the fourth quarter of 2001 to reserve the remaining balance of pre-petition trade receivables and to reserve a portion of other receivables established for retiree medical claim payments made by
    U. S. Steel that were to be subsequently reimbursed by Republic.
    These retiree medical cost reimbursements are the subject of a pending request for treatment as administrative expenses in the bankruptcy proceedings. On July 11, 2002, after a protracted auction proceeding, the Bankruptcy Court issued an order approving the sale of substantially all of Republic's assets which sale appears to have not produced sufficient cash proceeds to satisfy all administrative claims. As a result of this and other recent developments, U. S. Steel has reassessed the likelihood of collecting the retiree medical cost reimbursements from Republic, even if U. S. Steel prevails in its claim for treatment as administrative expenses and has recorded a pretax charge of $14 million to reserve the remaining balance of these receivables. This charge is included in selling, general and administrative expenses.

    9. Revenues from related parties primarily reflect sales of steel products, raw materials, transportation services and fees for providing various management and other support services to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements.

         Current receivables from related parties at June 30, 2002, include $33 million due from Marathon for tax settlements in accordance with the tax sharing agreement, billings under the shared services agreement and contractual reimbursements related to the retirement of participants in the non-qualified employee benefit plans. Current receivables from related parties at December 31, 2001, include $28 million due from Marathon for tax settlements in accordance with the tax sharing agreement.

         Under an agreement with PRO-TEC Coating Company (PRO-TEC), U. S. Steel provides exclusive marketing, selling and customer service functions, including invoicing and receivables collection, for substantially all of the products produced by PRO-TEC. U. S. Steel, as PRO-TEC's exclusive sales agent, is responsible for credit risk related to those receivables. Accounts payable to related parties includes $52 million and $37 million at June 30, 2002, and December 31, 2001, respectively, related to this agreement with PRO-TEC.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

 9. (Continued)

         In addition, current accounts payable to related parties reflect the purchase of semi-finished steel products and outside processing services from equity and certain other investees and the net present value of the first $37.5 million installment of contingent consideration payable to VSZ related to the acquisition of USSK. Accounts payable to related parties at December 31, 2001, included $54 million to Marathon that was paid in the first quarter of 2002 in accordance with the terms of the Separation.

         The long-term payable to related parties reflects the net present value of the second $37.5 million installment of contingent consideration payable to VSZ related to the acquisition of USSK.

    10. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out
    (LIFO) method.

                                                      (In millions)
                                                  --------------------
                                                   June 30   December 31
                                                     2002       2001
                                                  ---------  ---------
    Raw materials                                    $150       $184
    Semi-finished products                            422        388
    Finished products                                 233        202
    Supplies and sundry items                         114         96
                                                     ----       ----
     Total                                           $919       $870
                                                     ====       ====

         Costs of revenues increased by $1 million and were reduced by $16 million in the six months of 2002 and 2001, respectively, as a result of liquidations of LIFO inventory pools.

    11. The credit for income taxes in the six months of 2002 reflected a tax benefit for pretax losses at the estimated annual effective tax rate for 2002 of approximately 24%. The tax credit also included a $4 million deferred tax charge related to a newly enacted state tax law. The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60% of USSK's sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100% of USSK's tax liability for years 2000 through 2004 and 50% for the years 2005 through 2009. Management believes that USSK has fulfilled all of the necessary conditions for claiming the tax credit for 2000 and 2001 and anticipates meeting such requirements in 2002. As a result of claiming these tax credits and certain tax planning strategies to reinvest earnings in foreign operations, virtually no income tax provision is recorded for USSK income.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

    11.  (Continued)

         In the six months of 2001, effective tax rates were applied to
    U. S. Steel's domestic and foreign operations separately. As a result, the credit for income taxes reflected an estimated annual effective tax rate of approximately 34% for U. S. Steel's domestic operations, and virtually no tax provision for USSK's income as discussed in the preceding paragraph. The tax credit also included a $33 million deferred tax benefit related to the Transtar reorganization. In addition, net interest and other financial costs in the six months of 2001, included a favorable adjustment of $67 million and the credit for income taxes included an unfavorable adjustment of $15 million, both of which were related to prior years' taxes.

    12. Net income (loss) per common share for the second quarter and six months of 2002 is based on the weighted average number of common shares outstanding during the quarter. Net loss per common share for the second quarter and six months of 2001 is based on outstanding common shares at December 31, 2001, the date of the Separation.

         Diluted net income per share assumes the exercise of stock options, provided the effect is dilutive. As of June 30, 2002, the potential common stock related to employee options to purchase
    6.2 million shares of common stock have been excluded from the computation of diluted net income (loss) per share because their effect was antidilutive.

    13. At June 30, 2002, U. S. Steel had no borrowings against its Inventory Facility that provides for borrowings of up to $400 million. At June 30, 2002, $252 million was available under this facility.

         At June 30, 2002, USSK had no borrowings against its $10 million short-term credit facility and $10 million in borrowings against its $40 million long-term facility.

         At June 30, 2002, in the event of a change in control of U. S. Steel, debt obligations totaling $984 million may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $91 million or provide a letter of credit to secure the remaining obligation.

    14. On November 28, 2001, U. S. Steel entered into a five-year Receivables Purchase Agreement to sell a revolving interest in eligible trade receivables generated by U. S. Steel and certain of its subsidiaries through a commercial paper conduit program. Qualifying accounts receivables are sold, on a daily basis, without recourse, to
    U. S. Steel Receivables LLC (USSR), a consolidated wholly owned special purpose entity. USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables.
    U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)
    14.  (Continued)

         Sales of accounts receivable are reflected as a reduction of receivables in the balance sheet and the proceeds received are included in cash flows from operating activities in the statement of cash flows. Under the facility, USSR may sell interests in the receivables up to the lesser of a funding base, comprised of eligible receivables, or $400 million. Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable.

         During the six months ended June 30, 2002, USSR sold and subsequently repurchased $255 million of revolving interest in accounts receivable to the conduits. As of June 30, 2002, $396 million was available to be sold under this facility. The net book value of U. S. Steel's retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables.

         USSR pays the conduits a discount based on the conduits' borrowing costs plus incremental fees. During the six months ended June 30, 2002, U. S. Steel incurred costs of $2 million on the sale of its receivables. These costs are included in net interest and other financial costs in the statement of operations.

         The table below summarizes cash flows from and paid to USSR:
                                                          Six Months
                                                             Ended
    (In millions)                                        June 30, 2002
    ------------------------------------------------------------------
    Proceeds from:
    Collections reinvested                                  $2,338
    Securitizations                                              -
    Servicing fee                                                3

         The table below summarizes the trade receivables for USSR:

    (In millions)                                        June 30, 2002
    ------------------------------------------------------------------
    Balance of accounts receivable, net, purchased by         $588
    USSR
    Revolving interest sold to conduits                          -
                                                              ----
    Accounts receivable - net, included in the
    Balance Sheet of U. S. Steel                              $588
                                                              ====

         While the term of the facility is five years, the facility also terminates on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the Inventory Facility and other debt obligations, any failure of USSR to maintain certain ratios related to the collectability of the receivables, and failure to extend the commitments of the commercial paper conduits' liquidity providers which currently terminate on November 27, 2002.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

    15. In the second quarter of 2002, U. S. Steel sold 10,925,000 shares of its common stock in a public equity offering for net proceeds of $192 million. The net proceeds were used primarily to repurchase receivables previously sold under the Receivables Purchase Agreement.

    16. U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to U. S. Steel's financial statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

         U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 2002, and December 31, 2001, accrued liabilities for remediation totaled $141 million and $138 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

         For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the six months of 2002 and 2001 and for the years 2001 and 2000, such capital expenditures totaled
    $7 million, $6 million, $15 million and $18 million, respectively.
    U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

         Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $31 million at June 30, 2002, and $32 million at December 31, 2001. In the event that any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of June 30, 2002, the largest guarantee for a single affiliate was $22 million.

         U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of $334 million at June 30, 2002, compared to $359 million at December 31, 2001. Marathon paid a portion of this debt in July 2002. As of July 31, 2002, U. S. Steel is contingently liable for debt and other obligations of Marathon in the amount of $175 million. Marathon is not limited by agreement with
    U. S. Steel as to the amount of indebtedness that it may incur. In the event of the bankruptcy of Marathon, these obligations for which
    U. S. Steel is contingently liable, as well as obligations for industrial development and environmental liabilities and notes that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable. If such event occurs, U. S. Steel may not be able to satisfy such obligations.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)
    16.  (Continued)

         U. S. Steel is contingently liable to its Chairman, Chief Executive Officer and President for a $3 million retention bonus. The bonus is payable on the third anniversary of the Separation and is subject to certain performance measures.

         U. S. Steel's domestic contract commitments to acquire property, plant and equipment at June 30, 2002, totaled $18 million compared with $28 million at December 31, 2001.

         USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. USSK is required to report periodically to the Slovak government on its status toward meeting this commitment. The first reporting period ends on December 31, 2003. The remaining commitments under this capital improvements program as of June 30, 2002, and December 31, 2001, were $600 million and $634 million, respectively.

         U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires it to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $86 million, which declines over the duration of the agreement, may be required.

         U. S. Steel has the option, under certain lease agreements covering locomotives and freight cars, to renew the leases or to purchase the equipment during or at the end of the terms of the leases. If U. S. Steel does not exercise the purchase options by the end of the terms of the leases, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date of each agreement (approximately $29 million at June 30, 2002).

    17. On April 10, 2002, U. S. Steel announced that it had signed a letter of intent to sell all of the coal and related assets associated with U. S. Steel Mining Company's West Virginia and Alabama mines.
    The sale, which involves cash consideration and is subject to several contingencies, is expected to result in a pretax gain, excluding an extraordinary loss resulting from the recognition of the present value of obligations related to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992, which were broadly estimated to be $79 million at June 30, 2002. A definitive agreement on the sale is expected before the end of the year.

                      UNITED STATES STEEL CORPORATION
        COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                       AND PREFERRED STOCK DIVIDENDS
            --------------------------------------------------
                                (Unaudited)


 Six Months Ended
      June 30                     Year Ended December 31
------------------- --------------------------------------------------

  2002      2001      2001       2000      1999      1998       1997
  ----      ----      ----       ----      ----      ----       ----

   (a)       (b)       (c)       1.05      2.10      5.15       4.72
  ====      ====      ====       ====      ====      ====       ====

(a) Earnings did not cover combined fixed charges and preferred stock dividends by $66 million.
(b) Earnings did not cover combined fixed charges and preferred stock dividends by $202 million.
(c) Earnings did not cover combined fixed charges and preferred stock dividends by $598 million.



                      UNITED STATES STEEL CORPORATION
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
             -------------------------------------------------
                                (Unaudited)


 Six Months Ended
      June 30                     Year Ended December 31
------------------- --------------------------------------------------

  2002      2001      2001       2000      1999      1998       1997
  ----      ----      ----       ----      ----      ----       ----

   (a)       (b)       (c)       1.13      2.33      5.89       5.39
  ====      ====      ====       ====      ====      ====       ====


(a) Earnings did not cover fixed charges by $66 million.
(b) Earnings did not cover fixed charges by $196 million.
(c) Earnings did not cover fixed charges by $586 million.

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

     Effective with the first quarter of 2002, following the separation from Marathon Oil Corporation (Marathon), formerly USX Corporation (the Separation), United States Steel Corporation (U. S. Steel) established a new internal financial reporting structure, which resulted in a change in reportable segments. In addition, U. S. Steel revised the presentation of several items of income and expense within income (loss) from reportable segments. Net pension credits, costs related to former businesses and administrative expenses previously not reported at the segment level are now directly charged or allocated to the reportable segments and other businesses. Reported results for the second quarter and first six months of 2001 have been conformed to the current year presentation.

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

    The USSK segment includes the operating results of U. S. Steel's integrated steel mill located in the Slovak Republic, a production facility in Germany, and equity investees, primarily located in Central Europe. These operations produce and sell sheet, plate, tin, tubular, precision tube and specialty steel products, as well as coke. USSK primarily serves customers in the Central European construction, appliance, transportation, service center, container, and oil, gas and petrochemicals markets.

    All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of coal, coke and taconite pellets (iron ore); transportation services; steel mill products distribution ("Straightline"); the management of mineral resources; the management and development of real estate; and engineering and consulting services.

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

Results of Operations
---------------------
     Revenues and other income was $1,807 million in the second quarter of 2002 compared with $1,737 million in the same quarter last year. The $70 million increase primarily reflected higher shipments and average realized prices for domestic sheet products and a $33 million federal excise tax refund, which was included in second quarter 2002 other income, partially offset by lower domestic shipments of tubular and plate products. Revenues and other income in the first six months of 2002 totaled $3,241 million compared with $3,301 million in the first six months of 2001. The decrease primarily reflected reduced domestic tubular and plate shipment volumes; lower average realized prices for domestic sheet and tubular products; lower average realized prices for USSK; lower trade shipments of coke; and lower income from investees which, in the first six months of 2001, included a gain of $68 million on the Transtar reorganization. These declines were partially offset by increased domestic sheet shipments, the absence of the $74 million receivables impairment, which was included in the first six months of 2001, and the federal excise tax refund in the first six months of 2002.

     Income (Loss) from operations for U. S. Steel for the second quarter and first six months of 2002 and 2001 is set forth in the following table:

                                                 Second Quarter  Six Months
                                                    Ended          Ended
                                                   June 30        June 30
(Dollars in millions)                           2002    2001   2002    2001
---------------------------------------------------------------------------
Flat-rolled                                     $(26)  $(143) $(100)  $(285)
Tubular                                            6      35      9      61
USSK                                              26      41     25      82
                                              ------  ------ ------  ------
   Total income (loss) from reportable segments    6     (67)   (66)   (142)
Other Businesses:
   Coal, Coke and Iron Ore                        11      14     (3)    (18)
   Straightline                                  (10)      -    (17)      -
   All Other                                      25      34     37      44
                                              ------  ------ ------  ------
   Income (Loss) from operations before           32     (19)   (49)   (116)
    special items
Special Items:
  Federal excise tax refund                       33       -     33       -
  Insurance recoveries related to USS-POSCO fire   6       2     18       2
  Asset impairments - receivables                (14)      -    (14)    (74)
  Pension settlement loss                        (10)      -    (10)      -
  Costs related to Fairless shutdown               -       -     (1)      -
  Reversal of litigation accrual                   -       -      9       -
  Costs related to Separation                      -      (8)     -      (8)
  Gain (adj. to gain) on Transtar reorganization   -      (2)     -      68
                                              ------  ------ ------  ------
     Total income (loss) from operations         $47    $(27)  $(14)  $(128)
                                              ======  ====== ======  ======

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

Segment loss for Flat-rolled

     Segment loss for Flat-rolled was $26 million in the second quarter of 2002 compared with a loss of $143 million in the same quarter of 2001. The decreased quarterly loss was mainly due to improved operating efficiencies, higher average realized prices, lower energy costs and increased shipments. Flat-rolled had a loss of $100 million in the first six months of 2002 compared with a loss of $285 million in the first six months last year. The decreased loss primarily resulted from improved operating efficiencies, lower energy costs and higher shipments.

Segment income for Tubular

     Segment income for Tubular was $6 million in the second quarter of 2002, a decline of $29 million compared with the second quarter of 2001. Tubular reported income of $9 million for the first six months of 2002 compared with income of $61 million in the first half of 2001. The declines resulted from lower shipments, less favorable product mixes and lower average realized prices.

Segment income for USSK

     Segment income for USSK was $26 million in the second quarter of 2002 compared with income of $41 million in the second quarter of 2001. The change was primarily due to unfavorable cost effects due to foreign exchange rate changes, higher freight costs and costs associated with the start-up of conversion operations at Sartid in Serbia, partially offset by an improved product mix and higher average realized prices due to favorable exchange rate effects. Income for USSK for the first six months of 2002 was $25 million compared with income of $82 million in the same period last year. The decrease was primarily due to lower average realized steel prices, higher freight costs and costs associated with the start-up of conversion operations at Sartid. Income for the first six months of 2002 was also adversely affected by delays in restarting operations in January 2002 following a blast furnace outage.

Income for Other Businesses

     Income for Other Businesses in the second quarter of 2002 was $26 million compared with income of $48 million in the second quarter of 2001. The decrease resulted mainly from lower results for real estate operations and losses for Straightline, which began operations on October 30, 2001. Other Businesses recorded income of $17 million in the first half of 2002 compared with income of $26 million in the first half of 2001. The decline was primarily due to lower trade shipments of coke, lower results for real estate operations and Straightline's loss, partially offset by higher income from iron ore operations as a result of higher shipment levels and lower energy costs and the absence of
U. S. Steel's share of losses of Republic Technologies International Holdings, LLC (Republic), which was included in the first half of 2001.

Net Periodic Pension Credit

     Net periodic pension credits, which are primarily noncash, included in income (loss) from operations were $20 million and $49 million for the second quarter and first six months of 2002, respectively, compared to $31 million and $72 million for

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

the corresponding periods of 2001. The decreases in the net periodic pension credits in the 2002 periods were due primarily to lower expected returns on assets due to lower market related values, and higher settlement charges related to the non tax-qualified pension plan and executive management supplemental pension program.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses included in income
(loss) from operations were $100 million and $171 million for the second quarter and first six months of 2002, respectively, compared to $68 million and $103 million for the same periods of 2001. The increases in costs in the 2002 periods were primarily due to the decrease in net periodic pension credits as previously discussed, the impairment of retiree medical cost reimbursements receivable from Republic, increased legal expenses primarily due to the Section 201 trade cases, and the continuing expansion of Straightline. Also contributing to the increases in 2002 were higher retiree medical costs primarily due to decreases in the discount rate, higher escalation rates for medical expenses, and the effects of the Fairless shutdown.

Special items:

     Federal excise tax refund represents the recovery of black lung excise taxes that were paid on coal export sales during the period 1993 through 1999. During the second quarter of 2002, U. S. Steel received cash and recognized a pretax gain of $33 million, which is included in other income on the statement of operations. Of the $33 million recognized, $10 million represents the interest component of the gain. The refund resulted from a 1998 federal district court decision that found such taxes to be unconstitutional.

     Insurance recoveries related to USS-POSCO fire represent
U. S. Steel's share of insurance recoveries in excess of facility repair costs for the cold-rolling mill fire at USS-POSCO, which occurred in May 2001.

     Asset impairments - receivables were for charges related to reserves established against receivables from Republic. The charge in the second quarter and first six months of 2002 related to reserves against retiree medical cost reimbursements owed by Republic, and the charge in the first six months of 2001 related to reserves against trade receivables.

     Pension settlement loss is related to retirements of personnel covered under the non tax-qualified pension plan and the executive management supplemental pension program.

     Costs related to Fairless shutdown resulted from the permanent shutdown of the cold-rolling and tin mill facilities at Fairless Works in the fourth quarter of 2001.

     Reversal of litigation accrual represents the reversal in the first quarter of 2002 of a prior litigation accrual as a result of a final court ruling in U. S. Steel's favor.

     Costs related to Separation represent U. S. Steel's share of professional fees and expenses and certain other costs directly attributable to the Separation.

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

     Gain (adjustment to gain) on Transtar reorganization represents
U. S. Steel's share of the gain and subsequent downward adjustment of the gain recognized by Transtar in 2001.

     Net interest and other financial costs were $19 million in the second quarter of 2002 compared with $48 million during the same period in 2001. Net interest and other financial costs in the first six months of 2002 were $53 million compared with $36 million in the same period last year. Last year's first six months included a favorable adjustment to interest of $67 million that was related to prior years' taxes. Excluding this favorable adjustment, net interest and other financial costs in the first six months of 2002 decreased $50 million from the first six months of 2001. The decreases in the 2002 periods primarily reflect lower average debt levels following the December 31, 2001 value transfer of $900 million from Marathon and favorable foreign currency effects. These effects were primarily due to remeasurement of USSK net monetary assets into the U. S. dollar, which is the functional currency, and resulted in net gains of approximately $13 million in the second quarter and first six months of 2002 versus net losses of $3 million and $7 million for the second quarter and first six months of 2001, respectively.

     The provision for income taxes in the second quarter of 2002 was $1 million compared with a credit for income taxes of $45 million in the second quarter last year. The credit for income taxes in the first six months of 2002 was $11 million compared with a credit of $143 million in the same period in 2001. The credit for income taxes in the first six months of 2002 reflected a tax benefit for pretax losses at the estimated annual effective tax rate for 2002 of approximately 24 percent. The tax credit also included a $4 million deferred tax charge related to a newly enacted state tax law. The Slovak Income Tax Act provides an income tax credit, which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK's sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK's tax liability for years 2000 through 2004 and 50 percent for the years 2005 through 2009. Management believes that USSK has fulfilled all of the necessary conditions for claiming the tax credit for 2000 and 2001 and anticipates meeting such requirements for 2002. As a result of claiming these tax credits and certain tax planning strategies to reinvest earnings in foreign operations, virtually no income tax provision is recorded for USSK income.

     In the first six months of 2001, effective tax rates were applied to U. S. Steel's domestic and foreign operations separately. As a result, the credit for income taxes reflected an estimated annual effective tax rate of approximately 34 percent for U. S. Steel's domestic operations, and virtually no tax provision for USSK's income as discussed in the preceding paragraph. The tax credit in the first six months of 2001 also included a $33 million deferred tax benefit associated with the Transtar reorganization and an unfavorable adjustment of $15 million related to the settlement of prior years' taxes.

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

     Net income was $27 million in the second quarter of 2002 compared with a net loss of $30 million in the second quarter of 2001. The net loss in the first six months of 2002 was $56 million compared to a net loss of $21 million in the same period in 2001. The changes primarily reflected the factors discussed above.

Operating Statistics
--------------------
     Flat-rolled shipments of 2.6 million tons for the second quarter of 2002 increased about 12 percent from the second quarter 2001 and 10 percent from the first quarter of 2002. Tubular shipments of 217,000 tons for the second quarter of 2002 decreased about 31 percent from the same period in 2001 but improved approximately 15 percent from the first quarter of 2002. At USSK, second quarter 2002 shipments of 1.1 million tons reflected improvements of 3 percent and 46 percent, respectively, compared to the second quarter of 2001 and the first quarter of 2002.

     Raw steel capability utilization for domestic facilities and USSK in the second quarter of 2002 averaged 93.9 percent and 95.5 percent, respectively, compared with 82.1 percent and 90.7 percent in the second quarter of 2001 and 92.1 percent and 74.4 percent in the first quarter of 2002. Raw steel capability utilization for domestic facilities and USSK in the first six months of 2002 averaged 93.0 percent and 85.0 percent, respectively, compared with 82.6 percent and 84.0 percent in the first six months of 2001.

Balance Sheet
-------------
     Cash and Cash Equivalents of $28 million at June 30, 2002 decreased $119 million from year-end 2001 primarily due to working capital increases, capital expenditures, payment of a $54 million cash settlement to Marathon in accordance with the terms of the Separation and $53 million of restricted cash deposits, partially offset by cash generated from common stock issued.

     Receivables, less allowance for doubtful accounts increased $306 million from year-end 2001 primarily due to increases in trade accounts receivable resulting from increasing sales levels during the second quarter of 2002.

     Other noncurrent assets increased $52 million from December 31, 2001 due mainly to an increase in restricted cash deposits used to collateralize letters of credit to provide financial assurance.

     Accounts payable of $703 million at June 30, 2002 increased $144 million from year-end 2001, mainly due to an increase in trade payables resulting from increased operating levels.

     Accounts Payable to related parties at June 30, 2002 decreased by $36 million from December 31, 2001 due primarily to the payment of a cash settlement to Marathon during the first quarter of 2002 in accordance with the terms of the Separation.

     Additional paid-in capital increased by $205 million from December 31, 2001 due primarily to an equity offering of 10,925,000 common shares that was completed in May 2002 for net proceeds of $192 million.

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

Cash Flow
---------
     Net cash used in operating activities was $107 million for the first six months of 2002 compared with cash provided from operating activities of $239 million in the same period of 2001. The net loss incurred during the first six months of 2002 coupled with increased working capital demands, as production and sales volumes increased, resulted in a net cash usage for the period. Cash provided from operating activities in the 2001 period was favorably impacted by an income tax settlement of $379 million with Marathon in accordance with Marathon's tax allocation policy.

     Capital expenditures in the first six months of 2002 were $104 million compared with $141 million in the same period in 2001. Major projects in the first six months of 2002 include the quench and temper line project at Lorain Tubular and various projects at USSK, including the sinter plant dedusting project, the upgrade of a hot strip mill reheat furnace, the addition of tin mill facilities and the vacuum degassing facility.

     U. S. Steel's domestic contract commitments to acquire property, plant and equipment at June 30, 2002, totaled $18 million.

     USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. USSK is required to report periodically to the Slovak government on its status toward meeting this commitment. The first reporting period ends on December 31, 2003. The remaining commitment under this capital improvements program as of June 30, 2002 was $600 million.

     Restricted cash - deposits of $53 million in the first six months of 2002 were mainly used to collateralize letters of credit to provide financial assurance.

     Net change in attributed portion of Marathon consolidated debt and other financial obligations in the first six months of 2001 reflects a decrease of $26 million in the amount of debt and other financial obligations attributed to U. S. Steel by Marathon. Prior to the Separation, debt and certain other financial obligations that were centrally managed by Marathon were attributed to U. S. Steel based on
U. S. Steel's cash flows and capital structure. The decrease was primarily due to U. S. Steel's positive cash provided from operations, which included the $379 million tax settlement with Marathon, partially offset by cash used for capital expenditures and dividend payments.

     Repayment of long-term debt in the first six months of 2002 was mainly on the USSK loan.

     Settlement with Marathon in the first six months of 2002 reflected a $54 million cash payment made during the first quarter of 2002 in accordance with the terms of the Separation.

     Common stock issued in the first half of 2002 reflects $192 million of net proceeds from U. S. Steel's equity offering completed in May 2002, proceeds from stock sales to the U. S. Steel Corporation Savings Fund Plan for Salaried Employees and sales through the Dividend
Reinvestment and Stock Purchase Plan.

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

     Dividends paid in the first six months of 2002 were $9 million, reflecting the quarterly dividend rate of five cents per share established by U. S. Steel after the Separation. Dividends paid in the first six months of 2001 resulted from quarterly dividend rates of 25 cents per share and 10 cents per share in the first and second quarters, respectively, paid to USX-U. S. Steel Group common shareholders. Dividends paid in the first half of 2001 also included quarterly dividends on the 6.50% Cumulative Convertible Preferred Stock that was retired by Marathon as part of the Separation.

Liquidity
---------
     In November 2001, U. S. Steel entered into a five-year Receivables Purchase Agreement with financial institutions. U. S. Steel established a wholly owned subsidiary, United States Steel Receivables LLC (USSR), which is a special-purpose, bankruptcy-remote entity that acquires, on a daily basis, eligible trade receivables generated by U. S. Steel and certain of its subsidiaries. USSR can sell an undivided interest in these receivables to certain commercial paper conduits. Fundings under the facility are limited to the lesser of eligible receivables or $400 million. As of July 31, 2002, U. S. Steel had $377 million of eligible receivables, $20 million of which were sold.

     In addition, U. S. Steel entered into a three-year revolving credit facility expiring December 31, 2004, that provides for borrowings of up to $400 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the Receivables Purchase Agreement. As of July 31, 2002, $245 million was available to U. S. Steel under the Inventory Facility.

     USSK has bank credit facilities aggregating $50 million. At July 31, 2002, $14 million was available under these facilities.

     U. S. Steel had Senior Notes outstanding in the aggregate principal amount of $535 million as of June 30, 2002. The Senior Notes impose significant restrictions on U. S. Steel such as the following: restrictions on payments of dividends; limits on additional borrowings, including limiting the amount of borrowings secured by inventories or accounts receivable; limits on sale/leasebacks; limits on the use of funds from asset sales and sale of the stock of subsidiaries; and restrictions on our ability to invest in joint ventures or make certain acquisitions. The Inventory Facility imposes additional restrictions on
U. S. Steel including the following: effective September 30, 2002,
U. S. Steel must meet an interest expense coverage ratio of at least 2 to 1 through March 30, 2003 and 2.5 to 1 thereafter and a debt to EBITDA leverage ratio of no more than 6 to 1 through December 30, 2002, 5.5 to 1 through March 30, 2003, 5 to 1 through June 29, 2003, 4.5 to 1 through September 29, 2003, 4 to 1 through March 30, 2004 and 3.75 to 1 thereafter; limitations on capital expenditures; and restrictions on investments. If these covenants are breached or if U. S. Steel fails to make payments under our material debt obligations or the Receivables Purchase Agreement, creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral, and it may also cause termination events to occur under the Receivables Purchase Agreement and a default under the Senior Notes. Additional indebtedness that U. S. Steel may incur in the future may also contain similar covenants, as well as other restrictive provisions. Cross-

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

default and cross-acceleration clauses in the Receivables Purchase Agreement, the Inventory Facility, the Senior Notes and any future additional indebtedness could have an adverse effect upon our financial position and liquidity.

     On July 2, 2002, U. S. Steel initiated an exchange offer for the Senior Notes. The offer expired on August 5, 2002, and 100 percent of the notes were tendered for exchange. The new notes received in the exchange are identical in all material aspects to the tendered notes except that the new notes have been registered under the Securities Act of 1933 as amended.

     U. S. Steel has utilized surety bonds to provide financial assurance for certain transactions and business activities. The total amount of active surety bonds currently being used for financial assurance purposes is approximately $134 million, $70 million of which is expected to be terminated in the third quarter of 2002. Recent events have caused major changes in the surety bond market including significant increases in surety bond premiums and reduced market capacity. These factors, together with our non-investment grade credit rating, have caused U. S. Steel to replace some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. During the first six months of 2002, U. S. Steel has used $54 million of liquidity sources to provide financial assurance and expects to use an additional amount of approximately $30 million during the second half of 2002.

     U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of $334 million as of June 30, 2002. Marathon paid a portion of this debt in July 2002. As of July 31, 2002,
U. S. Steel is contingently liable for debt and other obligations of Marathon in the amount of $175 million. Marathon is not limited by agreement with U. S. Steel as to the amount of indebtedness that it may incur. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable. If that occurs, U. S. Steel may not be able to satisfy such obligations. In addition, if Marathon loses its investment grade ratings, certain of these obligations will be considered indebtedness under the Senior Notes indenture and for covenant calculations under the Inventory Facility. This occurrence could prevent U. S. Steel from incurring additional indebtedness under the Senior Notes or may cause a default under the Inventory Facility.

     The following table summarizes U. S. Steel's liquidity as of June 30, 2002:

(Dollars in millions)
------------------------------------------------------------------------
            Cash and cash equivalents.......................      $28
            Amount available under Receivables
               Purchase Agreement...........................      396
            Amount available under Inventory Facility.......      252
            Amounts available under USSK credit facilities..       39
                                                                 ----
              Total estimated liquidity.....................     $715

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

     U. S. Steel's liquidity has improved significantly since March 31, 2002, primarily reflecting $192 million of net proceeds from an equity offering of 10,925,000 newly issued common shares which was completed in May 2002. These proceeds and the $33 million federal excise tax refund were primarily used to repurchase receivables previously sold under the Receivables Purchase Agreement.

     The following table summarizes U. S. Steel's contractual obligations at June 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

(Dollars in millions)
------------------------------------------------------------------------
                                     Payments Due by Period
                          ----------------------------------------------
                                        Last 6    2003     2005
                                        Months  through  through  Beyond
Contractual Obligations       Total    of 2002    2004     2006    2006
------------------------------------------------------------------------
Long-term debt               $1,362       $-      $50      $40   $1,272

Capital leases                   84        1       12       11       60
Operating leases                380       40      109       69      162
Capital commitments(a)          618       74      255      162      127
Environmental commitments(a)    141       16        -        -      125(b)
Usher Separation bonus(a)         3        -        3        -        -
Additional consideration
  for USSK purchase              75       38       37        -        -
Other post-retirement
  benefits                         (c)    40      160      400         (c)
                             ------   ------   ------   ------   ------

     Total contractual
       obligations                 (d)  $209     $626     $682         (d)
-----------------------------------------------------------------------
(a) See Note 16 to the Financial Statements.
(b) Timing of potential cash outflows is not determinable.
(c) U. S. Steel accrues an annual cost for these benefit obligations under plans covering its active and retiree populations in accordance with generally accepted accounting principles. These obligations will require corporate cash in future years to the extent that trust assets are restricted or insufficient and to the extent that company contributions are required by law or union labor agreement. Amounts in the year 2002 through 2004 reflect our current estimate of corporate cash outflows and are net of the use of significant funds available from a Voluntary Employee Benefit Agreement (VEBA) trust. The accuracy of this forecast of future cash flows depends on various factors such as actual asset returns, the mix of assets within the asset trusts, medical escalation and discount rates used to calculate obligations, the availability of surplus pension assets allowable for transfer to pay retiree medical claims and company decisions or VEBA restrictions that impact the timing of the use of trust assets. As such, it is impossible at this time to make an accurate prediction of cash requirements beyond five years.
(d) Amount of contractual cash obligations is not determinable because other post-retirement benefit cash obligations are not estimable beyond five years, as discussed in (c) above.

     Contingent lease payments have been excluded from the above table. Contingent lease payments relate to operating lease agreements that include a floating rental charge, which is associated to a variable component. Future contingent lease

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

payments are not determinable to any degree of certainty. U. S. Steel's annual incurred contingent lease expense is disclosed in Note 17 to the Financial Statements in the Form 10-K for the year ended December 31, 2001. Additionally, recorded liabilities related to deferred income taxes and other liabilities that may have an impact on liquidity and cash flow in future periods are excluded from the above table.

     Pension obligations have been excluded from the above table.
U. S. Steel does not currently anticipate any required cash contributions to its major pension plans during 2002 or 2003. However, the sharp decline in the value of the equity holdings of the company's major pension trusts thus far during 2002 and market performance from now until the end of 2002 will likely have an impact on future funding needs of the main pension plan for union employees, including any required minimum contributions or voluntary company contributions in accordance with our annual long-range study of the plan's needs. Future funding requirements are dependent upon factors such as funded status, regulatory requirements for funding purposes that necessitate different and more restrictive assumptions for measuring obligations than those used for accounting, and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements.
As such, until year-end 2002 asset and benefit obligation levels are known and fully assessed, it is impossible to make an accurate prediction of minimum cash funding requirements beyond 2003.
U. S. Steel's funded status is disclosed in Note 12 to the Financial Statements in the Form 10-K for the year ended December 31, 2001.

     The following table summarizes U. S. Steel's commercial commitments at June 30, 2002, and the effect such commitments could have on its liquidity and cash flow in future periods.

(Dollars in millions)
---------------------------------------------------------------------------
                                    Scheduled Reductions by Period
                             ----------------------------------------------
                                           Last 6     2003     2005
                                         Months of  through  through  Beyond
Commercial Commitments            Total     2002      2004     2006    2006
---------------------------------------------------------------------------
Standby letters of credit(a)       $53      $11       $42      $-       $-
Surety bonds(a)                    134       70        46       -       18(b)
Clairton 1314B partnership(a)      150        -         -       -      150(b)
Guarantees of indebtedness of       31        3        12       -       16
  unconsolidated entities(a)(c)
Contingent liabilities:
 - Marathon obligations(a)(c)      334      173        44      48       69
 - Unconditional purchase
         obligations               764       71       232     291      170
                                ------   ------    ------  ------   ------

   Total commercial commitments $1,466     $328      $376    $339     $423
--------------------------------------------------------------------------
(a) Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b) Timing of potential cash outflows is not determinable.
(c) See Note 16 to the Financial Statements.

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

     U. S. Steel management believes that U. S. Steel's liquidity will be adequate to satisfy its obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel's business needs, including the funding of capital expenditures, debt service for outstanding financings, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources. However, there is no assurance that our business will generate sufficient operating cash flow or that external financing sources will be available in an amount sufficient to enable us to service or refinance our indebtedness or to fund other liquidity needs. If there is a prolonged delay in the recovery of the manufacturing sector of the U.S. economy, U. S. Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sales of non-strategic assets and other cash conservation measures.

     U. S. Steel management's opinion concerning liquidity and
U. S. Steel's ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. To the extent that this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that could affect the availability of financing include the performance of U. S. Steel (as measured by various factors including cash provided from operating activities), levels of inventories and accounts receivable, the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the overall U.S. financial climate, and, in particular, with respect to borrowings, the level of
U. S. Steel's outstanding debt and credit ratings by rating agencies.

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

     U. S. Steel has been notified that it is a potentially responsible party (PRP) at 20 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of June 30, 2002. In addition, there are 15 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 36 additional sites related to
U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites,
U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel's share thereof, is frequently dependent upon the outcome of investigations and remedial studies.
U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

     At the former Duluth, Minnesota Works, U. S. Steel spent approximately $11.5 million through June 30, 2002. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The Environmental Protection Agency (EPA) has consolidated and included the Duluth Works site with the other sites on the EPA's National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Sampling of the sediments is likely to begin in the fourth quarter of 2002, barring delays due to further comments from a state agency. Sampling will continue for a minimum of one and a half years due to seasonal constraints. Analysis and assessment of the samples is expected to take up to one year.

     On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999,
U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees
$1.0 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of June 30, 2002, project costs have amounted to $10.2 million with another $28.2 million presently projected to complete the project, over the next two years. Construction began in January 2002 on a Corrective Action Management Unit (CAMU) to contain the dredged material on company property north of the river between Bridge Street and the former American Juice factory. Removal of PCB-contaminated sediment is expected to start in October 2002 at the river's headwaters. Closure costs for the CAMU are estimated to be an additional $4.9 million.

     At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites located on plant property. The D2 disposal site and a nearby refuse area will be closed collectively. A CAMU for the West End Maintenance Area of Gary Works will include wastes from the D5 and T2 disposal sites. Total costs to close D2, D5, T2 and the refuse area are estimated to be $18.8 million.

     In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management (IDEM) acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

River and Indiana Harbor Canal. The public trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a Natural Resources Damages Assessment. U. S. Steel was identified as a PRP along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. In 2000, the trustees concluded their assessment of sediment injuries, which includes a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim which have been endorsed by representatives of the trustees and the EPA to be included in a consent decree that U. S. Steel expects to resolve this claim. No formal legal proceedings have been filed in this matter.

     On October 23, 1998, a final Administrative Order on Consent was issued by EPA addressing Corrective Action for Solid Waste Management Units throughout Gary Works. This order requires U. S. Steel to perform a RCRA Facility Investigation (RFI) and a Corrective Measure Study at Gary Works. The Current Conditions Report, U. S. Steel's first deliverable, was submitted to EPA in January 1997 and was approved by EPA in 1998. The First Phase 1 RFI Work Plan, for facility-wide groundwater issues, was approved and sampling began in 2001. Phase 1 Sampling and Analysis Plans for the Process Sewers, Sheet and Tin, East Lake/East End, the West End and the Coke Plant areas have been submitted to EPA and are expected to be approved by EPA in 2002. The costs of these studies are minimal and, until they are complete, it is impossible to assess whether any additional expenditures will be necessary.

     On October 21, 1994, and again on December 30, 1994, IDEM issued notices of violation (NOVs) relating to Gary Works alleging various violations of air pollution requirements. In early 1996, U. S. Steel paid a $6 million penalty and agreed to install additional pollution control equipment and to implement environmental protection programs over a period of several years. A substantial portion of these programs has been implemented, with expenditures through June 30, 2002 of approximately $103 million. The cost to complete these programs is presently indeterminable. On March 8, 1999, U. S. Steel entered into an agreed order with IDEM to resolve outstanding air issues. U. S. Steel paid a penalty of $207,400 and installed equipment at the No. 8 Blast Furnace and the No. 1 BOP to reduce air emissions.

     On November 30, 1999, IDEM issued an NOV alleging various air violations at Gary Works, including opacity violations at the No. 1 BOP and pushing violations at the four Coke Batteries. An agreed order is being negotiated. Because IDEM has not yet determined the merits of the defenses raised by U. S. Steel, the cost of a settlement of this matter is presently indeterminable. The opacity problem has been corrected.
U. S. Steel and IDEM met on January 13, 2000, to discuss the NOV.
U. S. Steel supplied additional documentation to IDEM concerning alleged violations and is waiting for IDEM's response.

     On February 12, 1987, U. S. Steel and the Pennsylvania Department of Environmental Resources (PADER) entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990,
U. S. Steel and the PADER reached agreement to amend the Consent

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $10.2 million with another $0.9 million presently estimated to complete the project.

     In December 1995, U. S. Steel reached an agreement in principle with the EPA and the Department of Justice (DOJ) with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by
U. S. Steel, the EPA and the DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which
U. S. Steel will pay a civil penalty of $1 million, implement two SEPs costing a total of $1.75 million and implement a RCRA corrective action at the facility. One SEP was completed during 1998 at a cost of $250,000. The second SEP is under way. As of February 22, 2000, the Alabama Department of Environmental Management assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of the EPA. The first RFI work plan for the site was submitted for agency approval in the first quarter of 2001. (Phase 1 sampling under the first RFI work plan is expected to be completed in two and a half (2-1/2) years. At that time the results would be analyzed to determine what, if any, phase 2 sampling may be required to begin the corrective measures study segment of the process.)

     In 1988, U. S. Steel and two other PRPs (Bethlehem Steel Corporation and William Fiore) agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth Township, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which U. S. Steel paid $3.4 million. The EPA indicated that further remediation of this site would be required. In October 1991, the PADER placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation (RI), which was issued in 1997.
After a feasibility study by Pennsylvania Department of Environmental Protection (PADEP) and U. S. Steel's submission of a conceptual remediation plan in 2001, U. S. Steel submitted a revised conceptual remediation plan on May 31, 2002, and continued to negotiate with the PADEP toward a final resolution of U. S. Steel's liability at this site. Those negotiations resulted in tentative agreement between U. S. Steel and the PADEP on the terms of a Consent Order and Agreement under which
U. S. Steel will be solely responsible for the remediation of the site.
U. S. Steel estimates its future liability at the site to be $7.1 million.

     U. S. Steel is involved in the investigation and remediation of two former facilities in Worcester, MA. At one, required environmental reports have been submitted to the Massachusetts Department of Environmental Protection (MADEP). Based on these reports MADEP has determined that at this time no remedial alternatives are feasible and, therefore, no remediation is currently required. The site must be reexamined every five years to determine if there are any changes in the characteristics or delineation of the waste products and if there then exist feasible remedial alternatives. A public highway is being constructed across the other former facility and U. S. Steel has conducted required remediation preparatory to the highway construction. In the second quarter of 2002, the MADEP demanded that U. S. Steel remove the residual asphaltic material on the bank of the adjacent Blackstone River. This additional work is estimated to cost $1.1 million.

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

Outlook
-------
      Shipments for Flat-rolled products are expected to increase slightly in the third quarter. Further improvement in average realized prices is also anticipated. For full-year 2002, Flat-rolled shipments are expected to approximate 10.1 million net tons.

      For Tubular, some improvement is expected in the second half with shipments and averaged realized prices up from the depressed levels in the first half of 2002. Shipments for full-year 2002 are expected to be approximately 900,000 net tons.

      USSK's average realized prices in third quarter 2002 are expected to increase, with shipments in line with the second quarter. Shipments in 2002 are projected to be approximately 4.0 million net tons.

     Management remains optimistic that U. S. Steel will be profitable for 2002.

     On March 8, 2002, USSK announced that it had entered into a Cooperation and Toll Conversion Agreement (tolling agreement) and a Facility Management Agreement with Sartid, a.d. (Sartid), an integrated steel company with facilities located in Smederevo and Sabac in the Republic of Serbia. The tolling agreement provides for the conversion of slabs into hot-rolled bands and cold-rolled full hard into tin-coated products. USSK retains ownership of these materials and markets the hot-rolled bands and finished tin products in its own distribution system. The Facility Management Agreement permits USSK, or an affiliated company, to have management oversight of Sartid's tin processing facilities at Sabac. On June 28, 2002, USSK entered into a Supplemental Cooperation and Toll Conversion Agreement (supplemental agreement) with Sartid under which Sartid agrees to toll convert additional raw materials provided by USSK into products specified by USSK. Under the supplemental agreement, USSK retains ownership of the raw materials and products. On July 30, 2002, bankruptcy proceedings were initiated involving Sartid. On August 5, 2002, the Bankruptcy Administrator contacted USSK requesting USSK to renew the agreements between Sartid and USSK. USSK anticipates that such renewals will be entered into in the near future.

     In addition, USSK continues to explore possibilities for involvement in the restructuring of Sartid, as announced by USSK, the Government of the Republic of Serbia and Sartid when they entered into a letter of intent concerning these matters on March 8, 2002.

     On April 10, 2002, U. S. Steel announced that it had signed a letter of intent to sell all of the coal and related assets associated with U. S. Steel Mining Company's West Virginia and Alabama mines. A definitive agreement on the sale is expected before the end of the year.

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

     On August 1, 2002, U. S. Steel announced that it had terminated its agreement with Lone Star Steel Company to purchase, market and sell electric resistance welded (ERW) tubular products manufactured by
U. S. Steel, and will resume exclusive marketing and sales of the ERW product line.

     Because of a higher than expected number of normal salaried retirements, together with last year's Voluntary Early Retirement Program that was completed in June, an unfavorable pension settlement effect is expected to be recognized later this year for the qualified plan for non-union employees. The amount of this recognition of deferred actuarial losses will depend on pension fund investment performance and liability changes up to the measurement date, but is broadly estimated to be approximately $100 million (pretax).

     Due to the sharp decline in the value of the equity holdings of the company's major pension trusts, we expect that the December 31, 2002 market value of the assets in the U. S. Steel pension plan for union employees will be lower than previously anticipated and may be lower than the accumulated benefit obligation (ABO). When the ABO of a plan exceeds the market value of plan assets, SFAS No. 87, "Employer's Accounting for Pensions" requires companies to record an additional minimum liability equal to this excess amount plus any pension asset recorded. This liability would be offset by an intangible asset equivalent to any unrecognized prior service cost and a charge to equity, net of tax effects. This potential effect will be calculated and recorded, if necessary, at the next measurement date of the plan, which is expected to be December 31, 2002. Based on current asset values, we broadly estimate a required additional minimum liability of $1.5 billion (reflecting an assumed unfunded ABO of $400 million and a recorded pension asset of $1.1 billion) and an intangible asset of $400 million for this plan, resulting in the establishment of a $400 million deferred tax asset and a charge to equity of $700 million. The actual return on plan assets and changes in the calculated actuarial liability during the second half of 2002 could materially affect these estimated amounts.

     Discussions are ongoing between the Slovak Republic and the European Commission concerning admission of Slovakia into the European Union (EU). USSK understands that these accession negotiations include discussions regarding the applicability of the EU's state aid limitations to the income tax credit currently available to USSK as well as other issues. Based upon currently available information, management does not anticipate that those negotiations and any agreement resulting therefrom, will result in a material adverse impact upon U. S. Steel.

     U. S. Steel continues to be interested in participating in consolidation of the domestic steel industry if it would be beneficial to our customers, shareholders, creditors and employees. U. S. Steel has had and continues to have discussions with several parties regarding consolidation opportunities. Among the factors that would impact
U. S. Steel's participation in consolidation are the nature and extent of relief from the burden of retiree obligations related to existing retirees from other domestic steel companies, which may come through the bankruptcy process or otherwise, the terms of a new labor agreement and progress in President Bush's program to address worldwide overcapacity. Also, U. S. Steel may make additional investments in Central Europe to expand our business and to better serve our customers who are seeking worldwide supply arrangements.

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

   The preceding discussion contains forward-looking statements with respect to shipments and prices, the potential coal mining asset sale, pension matters, tax issues and industry consolidation. Some factors, among others, that could affect full-year 2002 market conditions, shipments and prices include import levels, future product demand, prices and mix, global and company steel production, plant operating performance, domestic natural gas prices and usage, the resumption of operation of steel facilities sold under the bankruptcy laws, and U.S. and European economic performance and political developments. Steel shipments and prices can be affected by imports and actions of the U.S. Government and its agencies. Factors that may affect USSK results are similar to domestic factors, including excess world supply, plus foreign currency fluctuations, matters peculiar to international marketing such as tariffs, and completion of facility projects at USSK. Factors that may impact the occurrence and timing of the coal mining asset sale include the availability of financing to the buyer and completion of definitive documentation. Factors that may affect the amount of the expected unfavorable pension settlement for the qualified plan for non-union employees later this year include, among others, pension fund investment performance, liability changes and interest rates. Factors that may affect the amount of any additional minimum liability for the
U. S. Steel pension plan for union employees later this year include, among others, pension fund investment performance, liability changes and interest rates. The negotiation and possible consummation of any merger or acquisition agreement and the potential completion of any industry consolidation or acquisitions, whether domestic or international, are all subject to numerous conditions, many of which are among the factors generally impacting the steel business. Many of these conditions depend upon actions of other parties, such as the federal government, the USWA, creditors, bankruptcy courts and foreign governments. There is no assurance that any merger agreement will be negotiated and/or consummated, or that any industry domestic or international consolidation in general will occur, nor any specificity concerning the terms upon which any of these might occur. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2001, and in subsequent filings for U. S. Steel.

     Steel imports to the United States accounted for an estimated 24% of the domestic steel market in the first five months of 2002 and for the year 2001, and 27% for the year 2000.

     On July 11, 2002, the U.S. Department of Commerce announced final determinations in the anti-dumping cases concerning cold-rolled carbon steel flat products from five of the 20 countries involved in these proceedings. The U.S. Department of Commerce will continue its investigation in all of the remaining cases. The U.S. International Trade Commission held the final injury hearing on July 18, 2002 and will render a decision at a later date.

     The relief in the Section 201 action that was announced by President Bush on March 5, 2002 became effective for imports entering the U.S. on and after March 20, 2002. The U.S. Trade Representative will continue to process requests for exemption from the remedy through August 31, 2002.

                     UNITED STATES STEEL CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

Accounting Standards
--------------------
     On January 1, 2002, U. S. Steel adopted Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations," No. 142 "Goodwill and Other Intangible Assets" and No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." There was no financial statement implication related to the initial adoption of these Statements. For more information see Note 1 of the Selected Notes to Financial Statements.

     On April 30, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. There was no financial statement implication related to the adoption of this Statement. For more information see Note 1 of the Selected Notes to Financial Statements.

     The adoption of these Statements has not affected U. S. Steel's critical accounting policies and estimates. For a discussion of critical accounting policies and estimates, please refer to the Annual Report on Form 10-K for the year ended December 31, 2001.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. U. S. Steel will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time,
U. S. Steel has not completed its assessment of the effect of the adoption of this Statement on either its financial position or results of operations.

     SFAS No. 146, "Accounting for Exit or Disposal Activities" was issued in July of 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement will be effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged.

                     UNITED STATES STEEL CORPORATION
                      QUANTITATIVE AND QUALITATIVE
                      DISCLOSURES ABOUT MARKET RISK
                  -------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analyses of the incremental effects on pretax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of June 30, 2002, are provided in the following table(a):

                                            Incremental Decrease in
                                           Income Before Income Taxes
                                            Assuming a Hypothetical
                                               Price Decrease of:

(Dollars in millions)                             10%     25%
------------------------------------------------------------------------
Commodity-Based Derivative Instruments

      Zinc                                        3.3     8.3

      Tin                                         0.1     0.3

      (a) With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effects on pretax income of hypothetical 10% and 25% decreases in closing commodity prices for each open contract position at June 30, 2002. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to June 30, 2002, may cause future pretax income effects to differ from those presented in the table.

                     UNITED STATES STEEL CORPORATION
                      QUANTITATIVE AND QUALITATIVE
                      DISCLOSURES ABOUT MARKET RISK
                  -------------------------------------

Interest Rate Risk
------------------
     U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in June 30, 2002, interest rates on the fair value of the
U. S. Steel's non-derivative financial instruments is provided in the following table:

(Dollars in millions)
------------------------------------------------------------------------
As of June 30, 2002
                                                       Incremental
                                                       Increase in
Non-Derivative                                        Fair    Fair
Financial Instruments(a)                             Value   Value(b)
------------------------------------------------------------------------
Financial assets:
Investments and
  long-term receivables                                $45        $-
------------------------------------------------------------------------
Financial liabilities:
Long-term debt (c)(d)                               $1,212       $71
------------------------------------------------------------------------
(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at June 30, 2002, on the fair value of U. S. Steel's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of U. S. Steel's long-term debt at June 30, 2002.
(c)    Includes amounts due within one year.
(d) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities.

     At June 30, 2002, U. S. Steel's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $71 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, U. S. Steel's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel's results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

                     UNITED STATES STEEL CORPORATION
                      QUANTITATIVE AND QUALITATIVE
                      DISCLOSURES ABOUT MARKET RISK
                  ------------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
     U. S. Steel is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the Euro and Slovak koruna. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At June 30, 2002, U. S. Steel had open Euro forward sale contracts for both U.S. dollars (total notional value of approximately $15.4 million) and Slovak koruna (total notional value of approximately $19.3 million). A 10% increase in the June 30, 2002 Euro forward rates would result in an additional $3.5 million charge to income.

Equity Price Risk
-----------------
     As of June 30, 2002, U. S. Steel was subject to equity price risk and market liquidity risk related to its investment in VSZ a.s., the former parent of U. S. Steel Kosice, s.r.o. These risks are not readily quantifiable for several reasons including the absence of a readily determinable fair value as determined under U. S. generally accepted accounting principles.

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

                     UNITED STATES STEEL CORPORATION
                   SUPPLEMENTAL STATISTICS (Unaudited)
                ----------------------------------------
                                             Second Quarter   Six Months
                                             Ended June 30  Ended June 30
(Dollars in millions)                          2002   2001   2002   2001
------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
Flat-rolled Products                          $(26)  $(143) $(100) $(285)
Tubular Products                                 6      35      9     61
U. S. Steel Kosice                              26      41     25     82
Other Businesses:
  Coal, Coke and Iron Ore                       11      14     (3)   (18)
  Straightline                                 (10)      -    (17)     -
  All other                                     25      34     37     44
                                             -----   -----  -----  -----
Income (Loss) from Operations before            32     (19)   (49)  (116)
      special items
Special Items:
 Federal excise tax refund                      33       -     33      -
 Insurance recoveries related to USS-            6       2     18      2
      POSCO fire
 Asset impairments - receivables               (14)      -    (14)   (74)
 Pension settlement loss                       (10)      -    (10)     -
 Costs related to Fairless shutdown              -       -     (1)     -
 Reversal of litigation accrual                  -       -      9      -
 Costs related to Separation                     -      (8)     -     (8)
 Gain (adj. to gain) on Transtar                 -      (2)     -     68
      reorganization
                                             -----   -----  -----  -----
    Total Income (Loss) from Operations        $47    $(27)  $(14) $(128)

CAPITAL EXPENDITURES
 Flat-rolled Products                           $6     $83    $17    $99
 Tubular Products                               10       -     15      -
 U. S. Steel Kosice                             17       9     34     14
 Other Businesses                               15      12     38     28
                                             -----   -----  -----  -----
    Total                                      $48    $104   $104   $141

OPERATING STATISTICS
 Average realized price: ($/net ton)(a)
   Flat-rolled Products                       $402    $395   $390   $399
   Tubular Products                            636     677    638    689
   U. S. Steel Kosice                          257     249    252    267
 Steel Shipments:(a)(b)
   Flat-rolled Products                      2,571   2,296  4,902  4,433
   Tubular Products                            217     315    405    610
   U. S. Steel Kosice                        1,105   1,071  1,861  1,824
 Raw Steel-Production:(b)
   Domestic Facilities                       2,998   2,621  5,904  5,244
   U. S. Steel Kosice                        1,191   1,131  2,108  2,083
 Raw Steel-Capability Utilization:(c)
   Domestic Facilities                       93.9%   82.1%  93.0%  82.6%
   U. S. Steel Kosice                        95.5%   90.7%  85.0%  84.0%
 Domestic iron ore shipments(b)(d)           5,059   5,189  7,348  7,100
 Domestic coke shipments(b)(d)               1,356   1,293  2,520  2,501
 -------------
      (a)  Excludes intersegment transfers.
      (b)  Thousands of net tons.
      (c) Based on annual raw steel production capability of 12.8 million net tons for domestic facilities and 5.0 million net tons for U. S. Steel Kosice.
      (d)  Includes intersegment transfers.

Part II - Other Information:
----------------------------

Item 1. LEGAL PROCEEDINGS

Environmental Proceedings

     On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999,
U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees
$1.0 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of June 30, 2002, project costs have amounted to $10.2 million with another $28.2 million presently projected to complete the project, over the next two years. Construction began in January 2002 on a Corrective Action Management Unit (CAMU) to contain the dredged material on company property north of the river between Bridge Street and the former American Juice factory. Removal of PCB-contaminated sediment is expected to start in October 2002 at the river's headwaters. Closure costs for the CAMU are estimated to be an additional $4.9 million.

     In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management (IDEM) acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a Natural Resources Damages Assessment. U. S. Steel was identified as a PRP along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. In 2000, the trustees concluded their assessment of sediment injuries, which includes a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim which have been endorsed by representatives of the trustees and the EPA to be included in a consent decree that U. S. Steel expects to resolve this claim. No formal legal proceedings have been filed in this matter.

     On October 21, 1994, and again on December 30, 1994, IDEM issued notices of violation (NOVs) relating to Gary Works alleging various violations of air pollution requirements. In early 1996, U. S. Steel paid a $6 million penalty and agreed to install additional pollution control equipment and to implement environmental protection programs over a period of several years. A substantial portion of these programs has been implemented, with expenditures through June 30, 2002 of approximately $103 million. The cost to complete these programs is presently

----------------------------------------

indeterminable. On March 8, 1999, U. S. Steel entered into an agreed order with IDEM to resolve outstanding air issues. U. S. Steel paid a penalty of $207,400 and installed equipment at the No. 8 Blast Furnace and the No. 1 BOP to reduce air emissions.

     On November 30, 1999, IDEM issued an NOV alleging various air violations at Gary Works, including opacity violations at the No. 1 BOP and pushing violations at the four Coke Batteries. An agreed order is being negotiated. Because IDEM has not yet determined the merits of the defenses raised by U. S. Steel, the cost of a settlement of this matter is presently indeterminable. The opacity problem has been corrected.
U. S. Steel and IDEM met on January 13, 2000, to discuss the NOV.
U. S. Steel supplied additional documentation to IDEM concerning alleged violations and is waiting for IDEM's response.

     On February 12, 1987, U. S. Steel and the Pennsylvania Department of Environmental Resources (PADER) entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990,
U. S. Steel and the PADER reached agreement to amend the Consent Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $10.2 million with another $0.9 million presently estimated to complete the project.

     In December 1995, U. S. Steel reached an agreement in principle with the EPA and the Department of Justice (DOJ) with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by
U. S. Steel, the EPA and the DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which
U. S. Steel will pay a civil penalty of $1 million, implement two SEPs costing a total of $1.75 million and implement a RCRA corrective action at the facility. One SEP was completed during 1998 at a cost of $250,000. The second SEP is under way. As of February 22, 2000, the Alabama Department of Environmental Management assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of the EPA. The first RFI work plan for the site was submitted for agency approval in the first quarter of 2001. (Phase 1 sampling under the first RFI work plan is expected to be completed in two and a half (2-1/2) years. At that time the results would be analyzed to determine what, if any, phase 2 sampling may be required to begin the corrective measures study segment of the process.)

   In 1988, U. S. Steel and two other PRPs (Bethlehem Steel Corporation and William Fiore) agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth Township, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which U. S. Steel paid $3.4 million. The EPA indicated that further remediation of this site would be required. In October 1991, the PADER placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation (RI), which was issued in 1997. After a feasibility study by

----------------------------------------

Pennsylvania Department of Environmental Protection (PADEP) and
U. S. Steel's submission of a conceptual remediation plan in 2001,
U. S. Steel submitted a revised conceptual remediation plan on May 31, 2002, and continued to negotiate with the PADEP toward a final resolution of U. S. Steel's liability at this site. Those negotiations resulted in tentative agreement between U. S. Steel and the PADEP on the terms of a Consent Order and Agreement under which U. S. Steel will be solely responsible for the remediation of the site. U. S. Steel estimates its future liability at the site to be $7.1 million.

Asbestos Litigation

     U. S. Steel is a defendant in a large number of cases in which approximately 18,000 claimants allege injury resulting from exposure to asbestos. Nearly all of these cases involve multiple defendants. These claims fall into three major groups: (1) claims made under certain federal and general maritime laws by employees of the Great Lakes Fleet or Intercoastal Fleet, former operations of U. S. Steel; (2) claims made by persons who performed work at U. S. Steel facilities; and (3) claims made by industrial workers allegedly exposed to an electrical cable product formerly manufactured by U. S. Steel. To date, all actions resolved have been either dismissed or resolved for immaterial amounts. In 2001, U. S. Steel disposed of claims from approximately 11,300 claimants with aggregate total payments of less than $200,000 and approximately 10,000 new claims were filed. The factual issues with respect to each claimant vary considerably due to the nature and duration of the alleged exposure of each individual claimant to
U. S. Steel products or premises, the exposure of each individual claimant to products or premises of other defendants, the nature and seriousness of the alleged injuries asserted by each claimant and the other possible causes of any such injuries (such as the use of tobacco products or exposure to other substances). In addition, because most claimants assert their claims against multiple defendants, fail to allege specific damage amounts in their complaints, fail to allocate the alleged liability among the various defendants, and frequently amend their complaints including any allegations of amounts sought, it is not possible to reasonably estimate the amount claimed by any given claimant or the claimants as a whole in pending cases. In the cases where the claimants have asserted specific dollar damages against U. S. Steel, the amounts claimed are not material either individually or in the aggregate. It is also not possible to predict the outcome of these matters; however, based upon present knowledge, management believes that it is unlikely that the resolution of the pending actions in the aggregate will have a material adverse effect on our financial condition. Among the factors that management considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 32,000 asbestos claims over the last twelve years that have been administratively dismissed due to the failure of the claimants to present any medical evidence supporting their claims, (2) that over the last several years the total number of pending claims has remained steady, (3) that it has been many years since U. S. Steel employed maritime workers or manufactured electrical cable and (4) U. S. Steel's history of trial outcomes, settlements and dismissals. This statement of belief is a forward-looking statement. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in this forward-looking statement.

----------------------------------------

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

     Shareholders also elected PricewaterhouseCoopers LLP as independent accountant with a favorable vote of approximately 95.5 percent of all votes cast.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

       12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

       12.2 Computation of Ratio of Earnings to Fixed Charges

       99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.2 Certification Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)  REPORTS ON FORM 8-K

     * Form 8-K dated April 10, 2002, reporting under Item 9.
       Regulation FD Disclosure, that U. S. Steel is furnishing information for the April 10, 2002 press release titled
       "U. S. Steel to Sell Assets of Mining Company."

     * Form 8-K dated April 26, 2002, reporting under Item 9.
       Regulation FD Disclosure, that U. S. Steel is furnishing information for the April 26, 2002 U. S. Steel Corporation
       Earnings Release.

       Form 8-K dated May 14, 2002, reporting under Item 5. Other
       Events, the filing of the underwriting agreement that
       U. S. Steel executed and delivered on May 14, 2002 with Credit Suisse First Boston Corporation and J. P. Morgan Securities Inc., as the joint bookrunning managers.

       Form 8-K dated May 17, 2002, reporting under Item 5. Other
       Events, that U. S. Steel is filing the May 17, 2002 press release titled "Underwriters Exercise Over-allotment Option on
       U. S. Steel Common Stock Offering."

----------------------------------------

       Form 8-K dated June 4, 2002, reporting under Item 5. Other Events, that U. S. Steel is filing audited Financial Statements and Notes to conform Footnote 8 "Segment Information" to the new reportable segment information for the years ended December 31, 2001, 2000, and 1999, and supplemental schedules containing selected quarterly segment and other statistical information for the quarter ended March 31, 2002, selected quarterly and full year segment and other statistical information for 2001, and selected full year segment and other statistical information for the years 2000 and 1999 presented in accordance with the new reportable segment composition.

       Form 8-K dated June 28, 2002, reporting under Item 5. Other Events, that U. S. Steel is filing this report to update the litigation disclosure in its Annual Report on Form 10-K for the year ended December 31, 2001 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
       ----------------------------------------------------------------
       * Reports submitted to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K, the reports submitted under Item 9 are not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liabilities of that section. U. S. Steel is not incorporating, and does not intend to incorporate, by reference these reports into a filing under the Securities Act or the Exchange Act.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

      UNITED STATES STEEL CORPORATION


      By /s/ Larry G. Schultz
         --------------------
        Larry G. Schultz
        Vice President and Controller


August 12, 2002