Form 10-Q
period 2002-09-30
UNITED STATES STEEL CORP
filed 2002-11-08
CIK 1163302

                               UNITED STATES
                          SECURITIES AND EXCHANGE
                                COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 2002
                                    or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ------------ to ------------


                    UNITED STATES STEEL CORPORATION
         -----------------------------------------------------
             (Exact name of registrant as specified in its
                                charter)

            Delaware             1-16811           25-1897152
         --------------       -----------       ---------------
         (State or other      (Commission       (IRS Employer
         jurisdiction of      File Number)     Identification No.)
         incorporation)



    600 Grant Street, Pittsburgh, PA                 15219-2800
    ---------------------------------------          ----------
    (Address of principal executive offices)         (Zip Code)


                            (412) 433-1121
                     ----------------------------
                       (Registrant's telephone
                                number,
                         including area code)

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

Common stock outstanding at October 31, 2002 - 102,292,619 shares

                         UNITED STATES STEEL CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
                        --------------------------------

                                      INDEX                        Page
                                      -----                        ----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements:

               Statement of Operations                              3

               Balance Sheet                                        4

               Statement of Cash Flows                              5

               Selected Notes to Financial Statements               6

               Ratio of Earnings to Combined Fixed Charges
               and Preferred Stock Dividends and Ratio of
               Earnings to Fixed Charges                           22

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                          23

      Item 3.  Quantitative and Qualitative Disclosures about
               Market Risk                                         48

      Item 4.  Controls and Procedures                             51

               Supplemental Statistics                             52

PART II - OTHER INFORMATION


      Item 1.  Legal Proceedings                                   53

      Item 6.  Exhibits and Reports on Form 8-K                    56

      SIGNATURE                                                    57

      CERTIFICATIONS                                               57

      NON-AUDIT SERVICES                                           59

      WEBSITE POSTING                                              59

Part I - Financial Information:

                         UNITED STATES STEEL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                            Third Quarter     Nine Months
                                                Ended            Ended
                                            September 30      September 30
(Dollars in millions, except per share       2002    2001     2002     2001
amounts)
----------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
  Revenues                                  $1,659  $1,379   $4,409  $4,274
  Revenues from related parties                246     266      688     614
  Income from investees                          2      11       11      51
  Net gains on disposal of assets                2       4        7      20
  Other income                                   5       -       40       2
                                            ------  ------   ------  ------
     Total revenues and other income         1,914   1,660    5,155   4,961
                                            ------  ------   ------  ------
COSTS AND EXPENSES:
  Cost of revenues                           1,611   1,540    4,518   4,714
  Selling, general and administrative           74      51      245     154
    expenses
  Depreciation, depletion and amortization      89      94      266     246
                                            ------  ------   ------  ------
    Total costs and expenses                 1,774   1,685    5,029   5,114
                                            ------  ------   ------  ------
INCOME (LOSS) FROM OPERATIONS                  140     (25)     126    (153)
Net interest and other financial costs          32      38       85      74
                                            ------  ------   ------  ------
INCOME (LOSS) BEFORE INCOME TAXES              108     (63)      41    (227)
Income tax provision (benefit)                   2     (40)      (9)   (183)
                                            ------  ------   ------  ------
NET INCOME (LOSS)                           $  106  $  (23)  $   50  $  (44)
                                            ======  ======   ======  ======


COMMON STOCK DATA:
  Net income (loss), per share
  - Basic and diluted                       $ 1.04  $ (.26)  $  .52  $ (.50)

Weighted average shares, in thousands
  - Basic                                  101,926  89,223   95,767  89,223
  - Diluted                                101,926  89,223   95,769  89,223

Dividends paid per share:
United States Steel Corporation Common      $  .05       -    $ .15       -
Stock
USX - U. S. Steel Group Common Stock             -   $ .10        -   $ .45











Selected notes to financial statements appear on pages 6-21.

                         UNITED STATES STEEL CORPORATION
                            BALANCE SHEET (Unaudited)
                         -------------------------------
                                                 September    December 31
                                                     30
(Dollars in millions)                               2002         2001
-------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                         $   105     $   147
  Receivables, less allowance of $56 and $58            936         671
  Receivables from related parties, less
    allowance of $116 and $107                          122         159
  Inventories                                           967         870
  Deferred income tax benefits                          226         216
  Other current assets                                   25          10
                                                     ------      ------
    Total current assets                              2,381       2,073
Investments and long-term receivables,
  less allowance of $38 and $39                         329         340
Long-term receivables from related parties,
  less allowance of $42 and $36                           6          14
Property, plant and equipment, less accumulated
  depreciation, depletion and amortization of
  $7,076 and $6,866                                   2,989       3,084
Pension asset                                         2,841       2,745
Other noncurrent assets                                 133          81
                                                     ------      ------
    Total assets                                    $ 8,679     $ 8,337
                                                     ======      ======
LIABILITIES
Current liabilities:
  Accounts payable                                  $   695     $   559
  Accounts payable to related parties                   101         135
  Payroll and benefits payable                          233         239
  Accrued taxes                                         281         248
  Accrued interest                                       32          45
  Long-term debt due within one year                      7          32
                                                     ------      ------
    Total current liabilities                         1,349       1,258
Long-term debt, less unamortized discount             1,428       1,434
Deferred income taxes                                   736         732
Employee benefits                                     2,046       2,008
Long-term payable to related parties                      -          33
Deferred credits and other liabilities                  344         366
                                                     ------      ------
    Total liabilities                                 5,903       5,831
                                                     ------      ------

Contingencies and commitments (See Note 16)               -           -

STOCKHOLDERS' EQUITY
Common stock issued - 102,149,928 shares and
  89,197,740 shares                                     102          89
Additional paid-in capital                            2,683       2,475
Retained earnings                                        36           -
Accumulated other comprehensive loss                    (41)        (49)
Deferred compensation                                    (4)         (9)
                                                     ------      ------
Total stockholders' equity                            2,776       2,506
                                                     ------      ------
Total liabilities and stockholders' equity          $ 8,679     $ 8,337
                                                     ======      ======
Selected notes to financial statements appear on pages 6-21.

                         UNITED STATES STEEL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                        Nine Months
                                                          Ended
                                                       September 30
(Dollars in millions)                                  2002     2001
--------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)                                   $    50  $   (44)
Adjustments to reconcile to net cash provided
  from operating activities:
  Depreciation, depletion and amortization              266      246
  Pensions and other postretirement benefits            (35)     (59)
  Deferred income taxes                                 (12)      84
  Net gains on disposal of assets                        (7)     (20)
  Income from equity investees                          (11)     (51)
  Changes in:
   Current receivables
    - sold                                              320        -
    - repurchased                                      (320)       -
    - operating turnover                               (235)     (56)
    - income taxes                                        -      (18)
    - provision for doubtful accounts                     7       74
   Inventories                                          (97)      23
   Current accounts payable and accrued expenses        193       55
  All other - net                                       (43)     (41)
                                                     ------   ------
   Net cash provided from operating activities           76      193
                                                     ------   ------
INVESTING ACTIVITIES:
Capital expenditures                                   (150)    (197)
Acquisition of U. S. Steel Kosice                       (38)     (14)
Disposal of assets                                       12       17
Restricted cash - withdrawals                             3        5
                - deposits                              (60)      (2)
Investees   - investments                               (15)      (3)
            - loans and advances                         (3)       -
            - repayments of loans and advances            7        -
All other   - net                                         -       10
                                                     ------   ------
  Net cash used in investing activities                (244)    (184)
                                                     ------   ------
FINANCING ACTIVITIES:
Net change in attributed portion of Marathon
  consolidated debt and other financial obligations       -      300
Repayment of long-term debt                             (31)      (6)
Settlement with Marathon                                (54)       -
Common stock issued                                     223        -
Dividends paid                                          (14)     (46)
                                                     ------   ------
  Net cash provided from financing activities           124      248
                                                     ------   ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   2       (1)
                                                     ------   ------
NET INCREASE (DECREASE) IN CASH AND CASH                (42)     256
EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          147      219
                                                     ------   ------
CASH AND EQUIVALENTS AT END OF PERIOD                $  105  $   475
                                                     ======   ======
Cash provided from (used in) operating activities
included:
  Interest and other financial costs paid (net of
  amount capitalized)                                $ (105) $  (155)
  Income taxes refunded from (paid to) tax               (4)       8
  authorities
  Income tax settlements received from Marathon           -      379

Selected notes to financial statements appear on pages 6-21.

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

         On January 1, 2002, United States Steel Corporation (U. S. Steel) adopted Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting and established specific criteria for the recognition of intangible assets separately from goodwill. This Statement also requires that if any excess of fair value of acquired assets over cost in a business combination remains after reducing to zero amounts that would have otherwise been assigned to the acquired assets, that remaining excess shall be recognized immediately as an extraordinary gain, rather than being deferred and amortized. There was no financial statement impact related to the initial adoption of SFAS
    No. 141 and the guidance will be applied on a prospective basis.

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

         Also adopted on January 1, 2002, was SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional guidance on assets to be held and used and assets to be disposed of other than by sale. There was no financial statement impact related to the initial adoption of this Statement.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

    1.   (Continued)

         On April 30, 2002, the Financial Accounting Standards Board
    (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from the Extinguishment of Debt," and the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will now be used to classify gains and losses on the extinguishment of debt. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements" amended SFAS No. 4 and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" did not apply to U. S. Steel. SFAS No. 13, "Accounting for Leases" is amended to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. Generally, SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, except for certain provisions related to SFAS No. 13 that are effective for transactions occurring after May 15, 2002.

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. U. S. Steel will adopt this Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle and is currently estimated to be a pretax charge of less than $25 million.

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in July of 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement will be effective for exit or disposal activities initiated after December 31, 2002.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

    2. U. S. Steel is engaged domestically in the production, sale and transportation of steel mill products, coal, coke and taconite pellets (iron ore); the management of mineral resources; the management and development of real estate; and engineering and consulting services and, through U. S. Steel Kosice in the Slovak Republic, in the production and sale of steel mill products and coke primarily for the Central European market. Prior to December 31, 2001, the businesses of U. S. Steel comprised an operating unit of USX Corporation, now named Marathon Oil Corporation (Marathon). Marathon had two outstanding classes of common stock: USX-Marathon Group common stock, which was intended to reflect the performance of Marathon's energy business, and USX-U. S. Steel Group common stock (Steel Stock), which was intended to reflect the performance of Marathon's steel business. On December 31, 2001, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock to the holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the Separation).

         The accompanying consolidated balance sheets as of September 30, 2002, and December 31, 2001, the statements of operations for the quarter and nine months ended September 30, 2002, and the statement of cash flows for the nine months ended September 30, 2002, represent
    U. S. Steel's financial results on a stand-alone basis, while the statements of operations for the quarter and nine months ended September 30, 2001, and the statement of cash flows for the nine months ended September 30, 2001, represent a carve-out presentation of the businesses comprising U. S. Steel and are not intended to be a complete presentation of the financial results or cash flows of U. S. Steel on a stand-alone basis.

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

         Effective January 1, 2002, net pension and other postretirement costs associated with active employees at our operating locations are reflected in cost of revenues. Net costs and credits associated with corporate headquarters personnel and all retirees are reflected in selling, general and administrative expenses. Prior year data has been reclassified to conform to the current year presentation, which resulted in a decrease in cost of revenues and an increase in selling, general and administrative expenses of $41 million and $121 million for the third quarter and nine months of 2001, respectively.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

    3. Selling, general and administrative expenses for the nine months of 2002 included a pretax settlement charge of $10 million related to retirements of personnel covered under the non tax-qualified pension plan and the executive management supplemental pension program. Also included in this same period of 2002 is the $14 million pretax charge related to reserving Republic Technologies International Holdings, LLC (Republic) receivables, as discussed in Note 8.

    Selling, general and administrative expenses for the nine months of 2001 included $9 million of costs, primarily for professional fees related to the Separation.

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

         On March 23, 2001, Transtar, Inc. (Transtar) completed a reorganization with its two voting shareholders, U. S. Steel and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, U. S. Steel became sole owner of Transtar and certain of its subsidiaries. Holdings became owner of the other subsidiaries of Transtar. Because the reorganization involved the sale of certain subsidiaries to Holdings, a noncontrolling shareholder, Transtar recorded a gain by comparing the carrying value of the businesses sold to their fair value. U. S. Steel recorded $68 million in income from investees to reflect its share of the gain recognized by Transtar as a result of the reorganization. Concurrently, U. S. Steel accounted for the change in ownership of Transtar using the step-acquisition purchase method of accounting. Also, in the first quarter of 2001, in connection with this transaction, U. S. Steel recognized a favorable deferred tax adjustment of $33 million related to its investment in the stock of Transtar that was no longer required when U. S. Steel acquired 100 percent of Transtar. U. S. Steel previously accounted for its investment in Transtar under the equity method of accounting.

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

                                                           Nine
                                                       Months Ended
    (In millions, except per share amounts)            September 30,
                                                           2001
    ----------------------------------------------------------------
    Revenues and other income                           $  4,939
    Net loss                                                (147)
    Net loss per common share (basic and diluted)          (1.65)

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

    5. Total comprehensive income (loss) was $106 million for the third quarter of 2002, $(23) million for the third quarter of 2001, $58 million for the nine months of 2002 and $(47) million for the nine months of 2001.

    6. In the second and third quarters of 2002, U. S. Steel recognized pretax income of $33 million and $3 million, respectively, associated with the recovery of black lung excise taxes that were paid on coal export sales during the period 1993 through 1999. This income is included in other income in the statement of operations and resulted from a 1998 federal district court decision that found such taxes to be unconstitutional. Of the $36 million of cash received, $11 million represented interest.

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

         The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income (loss) from operations. Income (loss) from operations for reportable segments and other businesses does not include net interest and other financial costs, the income tax provision (benefit), or special items. Information on segment assets is not disclosed as it is not reviewed by the chief operating decision maker.

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

       The results of segment operations for the third quarter of 2002 and 2001 are:

                                                                 Total
                                       Flat-                   Reportable
(In millions)                         rolled   Tubular   USSK   Segments
-----------------------------------------------------------------------
Third Quarter 2002
------------------
Revenues and other income:
  Customer                             $1,149  $   148  $   322  $1,619
  Intersegment                             60        -        2      62
  Equity in earnings (losses) of
  unconsolidated investees                  4        -        -       4
  Other                                     -        -        -       -
                                       ------   ------   ------  ------
  Total revenues and other income      $1,213  $   148  $   324  $1,685
                                       ======   ======   ======  ======
Income (loss) from operations          $   61  $     4  $    40  $  105
                                       ======   ======   ======  ======

Third Quarter 2001
------------------
Revenues and other income:
  Customer                             $  958  $   161  $   284  $1,403
  Intersegment                             50        -        -      50
  Equity in earnings (losses) of
  unconsolidated investees                 (9)       -        -      (9)
  Other                                     -        -        1       1
                                       ------   ------   ------  ------
  Total revenues and other income      $  999  $   161  $   285  $1,445
                                       ======   ======   ======  ======
Income (loss) from operations          $  (97) $    18  $    39  $  (40)
                                       ======   ======   ======  ======

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)
    7.   (Continued)

                                      Total
                                   Reportable   Other   Reconciling  Total
 (In millions)                       Segments Businesses   Items     Corp.
 -------------------------------------------------------------------------
 Third Quarter 2002
 ------------------
 Revenues and other income:
   Customer                            $1,619    $  286    $    -   $1,905
   Intersegment                            62       252      (314)       -
   Equity in earnings (losses) of
   unconsolidated investees                 4        (4)        2        2
   Other                                    -         4         3        7
                                        -----     -----     -----    -----
   Total revenues and other income     $1,685    $  538    $ (309)  $1,914
                                        =====     =====     =====    =====
 Income (loss) from operations         $  105    $   30    $    5   $  140
                                        =====     =====     =====    =====

 Third Quarter 2001
 ------------------
 Revenues and other income:
   Customer                            $1,403    $  242     $   -   $1,645
   Intersegment                            50       219      (269)       -
   Equity in earnings (losses) of
   unconsolidated investees                (9)       (1)       21       11
   Other                                    1         3         -        4
                                        -----     -----     -----    -----
   Total revenues and other income     $1,445    $  463   $  (248)  $1,660
                                        =====     =====     =====    =====
  Income (loss) from operations        $  (40)   $   24   $    (9)  $  (25)
                                        =====     =====     =====    =====

   The following is a schedule of reconciling items for the third quarter of 2002 and 2001:

                                                 Revenues   Income (Loss)
                                                    And           From
                                               Other Income   Operations
 (In millions)                                 2002    2001  2002   2001
 ------------------------------------------------------------------------
  Elimination of intersegment revenues         $(314) $(269)    *      *
                                               -----  -----
  Special Items:
   Federal excise tax refund                       3      - $   3  $   -
   Insurance recoveries related to USS-POSCO       2     21     2     21
    fire
   Costs related to Separation                     -      -     -     (1)
   Costs related to Fairless shutdown              -      -     -    (29)
                                               -----  ----- -----  -----
                                                   5     21     5     (9)
                                               -----  ----- -----  -----
 Total reconciling items                       $(309) $(248) $  5  $  (9)
                                               =====  ===== =====  =====

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

              The results of segment operations for the nine months of 2002 and 2001 are:

                                                                 Total
                                        Flat-                  Reportable
  (In millions)                        rolled   Tubular   USSK  Segments
   ---------------------------------------------------------------------
   Nine Months 2002
  ------------------
  Revenues and other income:
    Customer                           $3,138   $  415   $  823  $4,376
    Intersegment                          147        -        2     149
    Equity in earnings (losses) of
    unconsolidated investees               (5)       -        1      (4)
    Other                                  (1)       -        3       2
                                       ------   ------   ------  ------
    Total revenues and other income    $3,279   $  415   $  829  $4,523
                                       ======   ======   ======  ======
  Income (loss) from operations        $ (39)   $   13   $   65  $   39
                                       ======   ======   ======  ======

  Nine Months 2001
  ------------------
  Revenues and other income:
    Customer                           $2,815   $  589   $  814  $4,218
    Intersegment                          174        -        2     176
    Equity in earnings (losses) of
    unconsolidated investees              (26)       1        1     (24)
    Other                                   -        -        2       2
                                       ------   ------   ------  ------
    Total revenues and other income    $2,963   $  590   $  819  $4,372
                                       ======   ======   ======  ======
  Income (loss) from operations        $ (382)  $   79  $   121  $ (182)
                                       ======   ======   ======  ======

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)
 7. (Continued)

                                     Total
                                  Reportable   Other   Reconciling  Total
 (In millions)                      Segments Businesses   Items     Corp.
 -------------------------------------------------------------------------
 Nine Months 2002
 ------------------
 Revenues and other income:
   Customer                           $4,376    $ 721      $   -    $5,097
   Intersegment                          149      707       (856)        -
   Equity in earnings (losses) of
   unconsolidated investees               (4)      (5)        20        11
   Other                                   2        9         36        47
                                       -----    -----      -----     -----
   Total revenues and other income    $4,523   $1,432     $ (800)   $5,155
                                       =====    =====      =====     =====
 Income (loss) from operations        $   39   $   47     $   40    $  126
                                       =====    =====      =====     =====
     Nine Months 2001
 ------------------
 Revenues and other income:
   Customer                           $4,218   $  744     $  (74)   $4,888
   Intersegment                          176      588       (764)        -
   Equity in earnings (losses) of
   unconsolidated investees              (24)     (16)        91        51
   Other                                   2       20          -        22
                                       -----    -----      -----     -----
   Total revenues and other income    $4,372   $1,336     $ (747)   $4,961
                                       =====    =====      =====     =====
 Income (loss) from operations        $ (182)  $   50     $  (21)   $ (153)
                                       =====    =====      =====     =====

The following is a schedule of reconciling items for the nine months of
    2002 and 2001:
                                                Revenues    Income (Loss)
                                                  And           From
                                              Other Income   Operations
 (In millions)                                2002   2001   2002   2001
 -----------------------------------------------------------------------
 Elimination of intersegment revenues         $(856) $(764)   *      *
                                              -----  -----
 Special Items:
   Federal excise tax refund                     36      -  $  36  $   -
   Pension settlement                             -      -    (10)     -
   Insurance recoveries related to USS-POSCO     20     23     20     23
    fire
   Gain on Transtar reorganization                -     68      -     68
   Asset impairment - receivables                 -    (74)   (14)   (74)
   Costs related to Separation                    -      -      -     (9)
   Costs related to Fairless shutdown             -      -     (1)   (29)
   Reversal of litigation accrual                 -      -      9      -
                                              -----  -----  -----  -----
                                                 56     17     40    (21)
                                              -----  -----  -----  -----
 Total reconciling items                      $(800) $(747) $  40 $  (21)
                                              =====  =====  =====  =====
    * Elimination of intersegment revenues is offset by the elimination of intersegment cost of revenues within income (loss) from operations at the corporate consolidation level.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

    8. U. S. Steel has a 16% investment in Republic which was accounted for under the equity method of accounting until the first quarter of 2001 when investments in and advances to Republic were reduced to zero. On April 2, 2001, Republic filed a voluntary petition with the U.S. Bankruptcy Court to reorganize its operations under Chapter 11 of the U.S. Bankruptcy Code. In the first quarter of 2001 as a result of Republic's petition, U. S. Steel recorded a pretax charge reflected as a reduction in revenues of $74 million for potentially uncollectible trade receivables and recognized certain debt obligations of $14 million which had been previously assumed by Republic. As a result of further deterioration of Republic's financial condition during the balance of 2001, an additional charge of $68 million was recorded in the fourth quarter of 2001 to reserve the remaining balance of pre-petition trade receivables and to reserve a portion of other receivables established for retiree medical claim payments made by
    U. S. Steel that were to be subsequently reimbursed by Republic.
    These retiree medical cost reimbursements are the subject of a pending request for treatment as administrative expenses in the bankruptcy proceedings. U. S. Steel recorded a pre-tax charge of $14 million in the second quarter of 2002 to reserve the remaining balance of the retiree medical claim receivables as further developments occurred within the bankruptcy proceedings, principally the Bankruptcy Court's issuance of an order approving the sale of substantially all of Republic's assets on July 11, 2002. The entire proceeds from the sale, which closed on August 16, 2002, went towards satisfying a portion of the liabilities of Republic's secured creditors.
    Republic's remaining assets will be liquidated through the bankruptcy proceedings and are not expected to produce sufficient cash proceeds to satisfy even the outstanding administrative claims.

    9. Revenues from related parties and receivables from related parties primarily reflect sales of steel products, raw materials, transportation services and fees for providing various management and other support services to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements.

         Receivables from related parties at September 30, 2002 and December 31, 2001, also included $28 million due from Marathon for tax settlements in accordance with the tax sharing agreement. An additional $2 million was due from Marathon at September 30, 2002, under the shared services agreement.

         Long-term receivables from related parties at September 30, 2002, reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans. These amounts will be paid by Marathon as participants retire. At December 31, 2001, long-term receivables from related parties also included certain unreserved retiree medical cost reimbursements from Republic as discussed in Note 8.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

 9. (Continued)

         Accounts payable to related parties reflect the purchase of semi-finished steel products and outside processing services from equity and certain other investees. Accounts payable to related parties at September 30, 2002, also included the net present value of the second and final $37.5 million installment of contingent consideration payable to VSZ a.s. (VSZ) related to the acquisition of USSK.
    Accounts payable to related parties at December 31, 2001, also included the net present value of the first $37.5 million installment of contingent consideration paid to VSZ in July of 2002 related to the acquisition of USSK, and $54 million due to Marathon that was paid in the first quarter of 2002 in accordance with the terms of the Separation.

         Under an agreement with PRO-TEC Coating Company (PRO-TEC), U. S. Steel provides exclusive marketing, selling and customer service functions, including invoicing and receivables collection, for substantially all of the products produced by PRO-TEC. U. S. Steel, as PRO-TEC's exclusive sales agent, is responsible for credit risk related to those receivables. Accounts payable to related parties includes $54 million and $37 million at September 30, 2002, and December 31, 2001, respectively, related to this agreement with PRO-TEC.

         The long-term payable to related parties at December 31, 2001, reflects the net present value of the second $37.5 million installment of contingent consideration payable in July 2003 related to the acquisition of USSK.

    10. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out
    (LIFO) method.

                                                      (In millions)
                                                  --------------------
                                                  September   December
                                                      30         31
                                                     2002       2001
                                                  ---------  ---------
    Raw materials                                 $  173     $  184
    Semi-finished products                           444        388
    Finished products                                239        202
    Supplies and sundry items                        111         96
                                                    ----       ----
    Total                                         $  967     $  870
                                                    ====       ====
         Costs of revenues increased by $2 million and were reduced by $14 million in the nine months of 2002 and 2001, respectively, as a result of liquidations of LIFO inventory pools.

    11. The income tax benefit in the nine months of 2002 reflected an estimated annual effective tax benefit rate for 2002 of approximately 31%. A $4 million deferred tax charge related to a newly enacted state tax law was also recorded in the second quarter. An annual forecasted pretax loss from domestic operations, which includes a pension settlement loss for the fourth quarter of 2002, and pretax income from USSK have been included in the development of U. S. Steel's estimated annual effective tax rate for 2002.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

11. (Continued)

         The income tax benefit in the nine months of 2001 reflected an estimated annual effective tax rate for 2001 of approximately 45%.
    The tax benefit also included a $33 million deferred tax benefit related to the Transtar reorganization. In addition, net interest and other financial costs in the nine months of 2001 included a favorable adjustment of $67 million and the income tax benefit included an unfavorable adjustment of $15 million, both of which were related to prior years' taxes.

         The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60% of USSK's sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100% of USSK's tax liability for years 2000 through 2004 and 50% for the years 2005 through 2009. Management believes that USSK fulfilled all of the necessary conditions for claiming the tax credit for the years for which it was claimed and anticipates meeting such requirements in 2002. As a result of claiming these tax credits and certain tax planning strategies to reinvest earnings in foreign operations, virtually no income tax provision is recorded for USSK income.

    12. Net income per common share for the third quarter and nine months of 2002 is based on the weighted average number of common shares outstanding during the quarter. Net loss per common share for the third quarter and nine months of 2001 is based on outstanding common shares at December 31, 2001, the date of the Separation.

         Diluted net income per share assumes the exercise of stock options, provided the effect is dilutive. As of September 30, 2002, the potential common stock related to employee options to purchase
    6.2 million shares of common stock have been excluded from the computation of diluted net income per share because their effect was antidilutive.

    13. At September 30, 2002, U. S. Steel had no borrowings against its Inventory Facility that provides for borrowings of up to $400 million. At September 30, 2002, $243 million was available under this facility.

         At September 30, 2002, USSK had no borrowings against its $10 million short-term credit facility or against its $40 million long-term facility.

         At September 30, 2002, in the event of a change in control of
    U. S. Steel, debt obligations totaling $945 million may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $90 million or provide a letter of credit to secure the remaining obligation.

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

         During the nine months ended September 30, 2002, USSR sold to conduits and subsequently repurchased $320 million of revolving interest in accounts receivable. As of September 30, 2002, $400 million was available to be sold under this facility. The net book value of U. S. Steel's retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables.

         USSR pays the conduits a discount based on the conduits' borrowing costs plus incremental fees. During the nine months ended September 30, 2002, U. S. Steel incurred costs of $2 million on the sale of its receivables. These costs are included in net interest and other financial costs in the statement of operations.

         The table below summarizes cash flows from and paid to USSR:
                                                         Nine Months
                                                            Ended
    (In millions)                                    September 30, 2002
    -------------------------------------------------------------------
    Proceeds from:
      Collections reinvested                              $  3,775
      Securitizations                                            -
      Servicing fee                                              4

         The table below summarizes the trade receivables for USSR:

    (In millions)                                    September 30, 2002
    -------------------------------------------------------------------
    Balance of accounts receivable, net, purchased by     $  572
      USSR
    Revolving interest sold to conduits                        -
                                                             ---
    Accounts receivable - net, included in the
      Balance Sheet of U. S. Steel                        $  572
                                                             ===

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

         U. S. Steel is a party to several property tax disputes involving its Gary Works property in Indiana, including claims for refunds of approximately $65 million pertaining to tax years 1994-96 and 1999 and assessments of approximately $110 million in excess of amounts paid for the 2000 and 2001 tax years. In addition, interest may be imposed upon any final assessment. The disputes involve property values and tax rates and are in various stages of administrative appeals. U. S. Steel is vigorously defending against the assessments and pursuing its claims for refunds.

         U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 2002, and December 31, 2001, accrued liabilities for remediation totaled $131 million and $138 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

         For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the nine months of 2002 and 2001 and for the years 2001 and 2000, such capital expenditures totaled
    $10 million, $11 million, $15 million and $18 million, respectively.
    U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

         Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $27 million at September 30, 2002, and $32 million at December 31, 2001. In the event that any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of September 30, 2002, the largest guarantee for a single affiliate was $19 million.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)
    16.  (Continued)

         U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of $166 million at September 30, 2002, compared to $359 million at December 31, 2001. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations for industrial development and environmental liabilities and notes in the amount of $471 million that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable. If such event occurs, U. S. Steel may not be able to satisfy such obligations.

         U. S. Steel is contingently liable to its Chairman, Chief Executive Officer and President for a $3 million retention bonus. The bonus is payable on the third anniversary of the Separation and is subject to certain performance measures.

         U. S. Steel's domestic contract commitments to acquire property, plant and equipment at September 30, 2002, totaled $22 million compared with $28 million at December 31, 2001.

         USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of September 30, 2002, and December 31, 2001, were $591 million and $634 million, respectively.

         U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires it to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $82 million, which declines over the duration of the agreement, may be required.

         U. S. Steel has the option, under certain operating lease agreements covering locomotives and freight cars, to renew the leases or to purchase the equipment during or at the end of the terms of the leases. If U. S. Steel does not exercise the purchase options by the end of the terms of the leases, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date of each agreement (approximately $29 million at September 30, 2002).

    17. In October 2002, U. S. Steel granted an option to purchase its shares of VSZ. U. S. Steel subsequently sold these shares. Cash proceeds of approximately $31 million were received in consideration for the option and the sale of the shares, which will result in a pretax gain of approximately $21 million in the fourth quarter.
    U. S. Steel previously accounted for its investment in VSZ under the cost method.

                      UNITED STATES STEEL CORPORATION
            SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
            --------------------------------------------------
                                (Unaudited)

    18. On October 16, 2002, U. S. Steel announced that it had signed a letter of intent to sell its raw materials and transportation businesses to an entity formed by affiliates of Apollo Management, L.P. The transaction is subject to the negotiation of definitive agreements and other customary conditions, including approvals from the board of directors, lenders and regulatory agencies, and availability of financing. The parties plan to reach definitive agreements by year-end 2002 with closing expected to follow in the first quarter of 2003.

         Under the terms of the letter of intent, it is anticipated that
    U. S. Steel would receive approximately $500 million in cash and an ownership interest in the new company of approximately 20%, with the new company assuming all collective bargaining agreements, certain employee benefit obligations and certain other liabilities.
    U. S. Steel currently estimates the transaction would result in a pretax loss of up to $300 million. A portion of this loss could be recognized in the fourth quarter of 2002 if the SFAS No. 144 criteria are met for held-for-sale classification or if an impairment charge is triggered, both of which would require the carrying value of the businesses to be written down to fair value. The held-for-sale criteria would be met when, among other things, the board of directors approves the transaction. If the held-for-sale criteria are not met, the assets would be tested for recoverability which could result in an impairment charge. The remainder of the loss on the transaction would be recognized upon closing. U. S. Steel and the new company would enter into long-term contracts to supply U. S. Steel's raw materials and transportation requirements at market based prices.

                      UNITED STATES STEEL CORPORATION
        COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                       AND PREFERRED STOCK DIVIDENDS
            --------------------------------------------------
                                (Unaudited)


 Nine Months Ended
   September 30                   Year Ended December 31
------------------- --------------------------------------------------

  2002      2001      2001       2000      1999      1998       1997
  ----      ----      ----       ----      ----      ----       ----

  1.35       (a)       (b)       1.05      2.10      5.15       4.72
  ====      ====      ====       ====      ====      ====       ====




 (a) Earnings did not cover combined fixed charges and preferred stock dividends by $277 million.
 (b) Earnings did not cover combined fixed charges and preferred stock dividends by $598 million.


                      UNITED STATES STEEL CORPORATION
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
             -------------------------------------------------
                                (Unaudited)


 Nine Months Ended
   September 30                   Year Ended December 31
------------------- --------------------------------------------------

  2002      2001      2001       2000      1999      1998       1997
  ----      ----      ----       ----      ----      ----       ----

  1.35       (a)       (b)       1.13      2.33      5.89       5.39
  ====      ====      ====       ====      ====      ====       ====

(a) Earnings did not cover fixed charges by $267 million.
(b) Earnings did not cover fixed charges by $586 million.

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     Effective with the first quarter of 2002, following the separation from Marathon Oil Corporation (Marathon), formerly USX Corporation (the Separation), United States Steel Corporation
(U. S. Steel) established a new internal financial reporting structure, which resulted in a change in reportable segments. In addition, U. S. Steel revised the presentation of several items of income and expense within income (loss) from reportable segments. Net pension credits, costs related to former businesses and administrative expenses previously not reported at the segment level are now directly charged or allocated to the reportable segments and other businesses. Reported results for the third quarter and first nine months of 2001 have been conformed to the current year presentation.

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

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

Looking Statements in the U. S. Steel Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations
---------------------
     Revenues and other income was $1,914 million in the third quarter of 2002 compared with $1,660 million in the same quarter last year. The $254 million increase primarily reflected higher shipments and average realized prices for domestic sheet products; higher average realized prices for USSK; and the addition of shipment volumes for Straightline. Revenues and other income in the first nine months of 2002 totaled $5,155 million compared with $4,961 million in the first nine months of 2001. The increase primarily reflected higher shipments and average realized prices for domestic sheet products; the absence of the $74 million impairment of receivables from Republic Technologies International Holdings, LLC (Republic), which was included in the first nine months of 2001; the addition of Straightline shipments; and the federal excise tax refund included in the first nine months of 2002. These were partially offset by reduced domestic tubular and plate shipment volumes; lower trade shipments of coke; and lower income from investees which, in the first nine months of 2001, included a gain of $68 million on the Transtar reorganization.

     Income (Loss) from operations for U. S. Steel for the third quarter and first nine months of 2002 and 2001 is set forth in the following table:

                                              Third Quarter   Nine Months
                                                  Ended          Ended
                                               September 30   September 30
(Dollars in millions)                          2002    2001   2002    2001
--------------------------------------------------------------------------
Flat-rolled                                     $61    $(97)  $(39)  $(382)
Tubular                                           4      18     13      79
USSK                                             40      39     65     121
                                             ------  ------ ------  ------
   Total income (loss) from reportable          105     (40)    39    (182)
     segments
Other Businesses:
   Coal, Coke and Iron Ore                       17      14     14      (4)
   Straightline                                 (11)    (10)   (28)    (10)
   All Other                                     24      20     61      64
                                             ------  ------ ------  ------
   Income (Loss) from operations before         135     (16)    86    (132)
     special items
Special Items:
  Federal excise tax refund                       3       -     36       -
  Insurance recoveries related to USS-POSCO       2      21     20      23
    fire
  Asset impairments - receivables                 -       -    (14)    (74)
  Pension settlement loss                         -       -    (10)      -
  Costs related to Fairless shutdown              -     (29)    (1)    (29)
  Reversal of litigation accrual                  -       -      9       -
  Costs related to Separation                     -      (1)     -      (9)
  Gain on Transtar reorganization                 -       -      -      68
                                             ------  ------ ------  ------
     Total income (loss) from operations       $140    $(25)  $126   $(153)
                                             ======  ====== ======  ======

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

Segment results for Flat-rolled

     Segment income for Flat-rolled was $61 million in the third quarter of 2002 compared with a loss of $97 million in the same quarter of 2001. The improvement was mainly due to higher average realized prices, operating efficiencies and increased shipment volumes. Flat-rolled had a loss of $39 million in the first nine months of 2002 compared with a loss of $382 million in the first nine months last year. The substantially decreased loss primarily resulted from improved operating efficiencies, higher average realized prices, lower energy costs and higher shipment volumes.

Segment results for Tubular

     Segment income for Tubular was $4 million in the third quarter of 2002, a decline of $14 million compared with the third quarter of 2001. Tubular reported income of $13 million for the first nine months of 2002 compared with income of $79 million in the first nine months of 2001. The declines resulted primarily from lower shipment volumes and average realized prices.

Segment results for USSK

     Segment income for USSK was $40 million in the third quarter of 2002 compared with income of $39 million in the third quarter of 2001. The slight improvement was primarily due to higher average realized prices, which were due in part to favorable exchange rate effects; offset by the unfavorable effect on costs of foreign exchange rate changes, higher freight costs and costs associated with the start-up of conversion operations at Sartid in Serbia. Income for USSK for the first nine months of 2002 was $65 million compared with income of $121 million in the same period last year. The decrease was primarily due to the unfavorable effect on costs of foreign exchange rate changes, higher freight costs and costs associated with the start-up of conversion operations at Sartid in Serbia, partially offset by higher average realized prices due to favorable exchange rate effects.

Results for Other Businesses

     Income for Other Businesses in the third quarter of 2002 was $30 million compared with income of $24 million in the third quarter of 2001. The increase resulted mainly from improved results from coal operations and real estate operations, partially offset by lower results for coke operations. Other Businesses recorded income of $47 million in the first nine months of 2002 compared with income of $50 million in the first nine months of 2001. The decline was primarily due to lower results for real estate and coke operations and Straightline's increased loss, partially offset by higher income from iron ore and coal operations and the absence of U. S. Steel's share of losses of Republic, which was included in the first nine months of 2001.

Net Periodic Pension Credit

     Net periodic pension credits, which are primarily noncash and are included in income (loss) from operations, were $28 million and $77 million for the third quarter and first nine months of 2002, respectively, compared to $26 million and $98 million for the corresponding periods of 2001. The increase in the third quarter of 2002 as compared to the third quarter of 2001 was primarily due to

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

pension settlement losses recorded in the third quarter of 2001 related to the Fairless shutdown, partially offset by a lower expected return on plan assets as a result of lower market related values in 2002. The decrease for the nine months of 2002 compared with the nine months of 2001 was primarily due to a lower expected return on plan assets in 2002 as mentioned above.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses included in income
(loss) from operations were $74 million and $245 million for the third quarter and first nine months of 2002, respectively, compared to $51 million and $154 million for the same periods of 2001. The increases in costs in the 2002 periods were primarily due to the decrease in net periodic pension credits as previously discussed, the impairment of retiree medical cost reimbursements receivable from Republic, increased legal and consulting expenses primarily due to the Section 201 trade cases and potential industry consolidation, and the ongoing expansion of Straightline. Also contributing to the increases in 2002 were higher retiree medical costs primarily due to decreases in the discount rate, higher escalation rates for medical expenses, and the effects of the Fairless shutdown.

Special items:

     Federal excise tax refund represents the recovery of black lung excise taxes that were paid on coal export sales during the period 1993 through 1999. During the third quarter and first nine months of 2002, U. S. Steel received cash and recognized pretax income of $3 million and $36 million, respectively, which is included in other income on the statement of operations. Of the $36 million cash received, $11 million represented interest. The refunds resulted from a 1998 federal district court decision that found such taxes to be unconstitutional.

     Insurance recoveries related to USS-POSCO fire represent
U. S. Steel's share of insurance recoveries in excess of facility repair costs for the cold-rolling mill fire at USS-POSCO, which occurred in May 2001.

     Asset impairments - receivables were for charges related to reserves established against receivables from Republic. The charge in the first nine months of 2002 related to reserves against retiree medical cost reimbursements owed by Republic, and the charge in the first nine months of 2001 related to reserves against trade receivables.

     Pension settlement loss is related to retirements of personnel covered under the non tax-qualified pension plan and the executive management supplemental pension program.

     Costs related to Fairless shutdown resulted from the permanent shutdown of the pickling, cold-rolling and tin mill facilities at Fairless Works in the fourth quarter of 2001.

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

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     Gain on Transtar reorganization represents U. S. Steel's share of the gain recognized by Transtar in 2001.

     Net interest and other financial costs were $32 million in the third quarter of 2002 compared with $38 million during the same period in 2001. Net interest and other financial costs in the first nine months of 2002 were $85 million compared with $74 million in the same period last year. Last year's first nine months included a favorable adjustment to interest of $67 million that was related to prior years' taxes. Excluding this favorable adjustment, net interest and other financial costs in the first nine months of 2002 decreased $56 million from the first nine months of 2001. The decreases in the 2002 periods primarily reflect lower average debt levels following the December 31, 2001 value transfer of $900 million from Marathon. The change for the first nine months also reflects favorable foreign currency effects. These effects were primarily due to remeasurement of USSK net monetary assets into the U.S. dollar, which is the functional currency, and resulted in a net gain of approximately $14 million in the first nine months of 2002, compared to a net gain of $4 million in the first nine months of 2001.

     The income tax provision (benefit) in the third quarter of 2002 was a provision of $2 million compared with a benefit of $40 million in the third quarter last year. The benefit in the first nine months of 2002 was $9 million compared with a benefit of $183 million in the same period in 2001. The income tax benefit in the first nine months of 2002 reflected an estimated annual effective tax benefit rate for 2002 of approximately 31 percent. A $4 million deferred tax charge related to a newly enacted state tax law was also recorded in the second quarter.

     The tax benefit in the nine months of 2002 is based on an estimated annual effective rate, which requires management to make its best estimate of annual forecasted pretax income (loss) for the year. During the year, management regularly updates the forecast estimate based on changes in various factors such as prices, shipments, product mix, plant operating performance, cost estimates and pension issues. An annual forecasted pretax loss from domestic operations, which includes a pension settlement loss for the fourth quarter of 2002, and pretax income from USSK have been included in the development of
U. S. Steel's estimated annual effective tax rate for 2002 as of September 30, 2002. To the extent that actual pretax results for domestic and foreign income in 2002 vary from forecast estimates applied at the end of the most recent interim period, the actual tax benefit recognized in 2002 can be materially different from the forecasted annual tax benefit as of the end of the third quarter.

     The income tax benefit in the first nine months of 2001 reflected an estimated annual effective tax rate for 2001 of approximately 45 percent. The tax benefit in the first nine months of 2001 also included a $33 million deferred tax benefit associated with the Transtar reorganization and an unfavorable adjustment of $15 million related to the settlement of prior years' taxes.

     The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60% of USSK's sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100% of USSK's tax liability for years 2000

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

through 2004 and 50% for the years 2005 through 2009. Management believes that USSK fulfilled all of the necessary conditions for claiming the tax credit for the years for which it was claimed and anticipates meeting such requirements in 2002. As a result of claiming these tax credits and certain tax planning strategies to reinvest earnings in foreign operations, virtually no income tax provision is recorded for USSK income.

     In October 2002, a tax credit limit was negotiated by the Slovak government as part of an agreement required for the Slovak Republic's entry into the European Union. Effective upon the Slovak Republic's entry into the European Union, the agreement will limit to $500 million the total tax credit to be granted to USSK during the period 2000 through 2009. The impact of the tax credit limit is expected to be minimal since Slovak tax laws have been modified and tax rates have been reduced since the acquisition of USSK. The agreement also places limits upon total production and export sales to the European Union, allowing for modest growth during the period covered by the investment incentive. Management believes that the agreement will not have a significant impact on future USSK production and results of operations.

     Net income was $106 million in the third quarter of 2002 compared with a net loss of $23 million in the third quarter of 2001. Net income in the first nine months of 2002 was $50 million compared to a net loss of $44 million in the same period in 2001. The changes primarily reflected the factors discussed above.

Operating Statistics
--------------------
     Flat-rolled shipments of 2.6 million tons for the third quarter of 2002 increased about 12 percent from the third quarter 2001, and one percent from the second quarter of 2002. Tubular shipments of 216,000 tons for the third quarter of 2002 decreased about seven percent from the same period in 2001, but were virtually unchanged from the second quarter of 2002. At USSK, third quarter 2002 shipments of 1.0 million tons were about the same as in third quarter 2001, but were nine percent lower than shipments in the second quarter of 2002.

     Raw steel capability utilization for domestic facilities and USSK in the third quarter of 2002 averaged 93.7 percent and 90.8 percent, respectively, compared with 83.3 percent and 89.7 percent in the third quarter of 2001 and 93.9 percent and 95.5 percent in the second quarter of 2002. Raw steel capability utilization for domestic facilities and USSK in the first nine months of 2002 averaged 93.2 percent and 87.0 percent, respectively, compared with 82.9 percent and
85.9 percent in the first nine months of 2001.

Balance Sheet
-------------
     Cash and cash equivalents of $105 million at September 30, 2002 decreased $42 million from year-end 2001 as cash used in investing activities exceeded cash provided from operating and financing activities. For details, see cash flow discussion following.

     Receivables, less allowance for doubtful accounts increased $265 million from year-end 2001 primarily due to increased sales volumes and prices in third quarter 2002 as compared to fourth quarter 2001.

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     Receivables from related parties, less allowance for doubtful accounts decreased $37 million from year-end 2001 primarily due to lower shipments and changes in the shipment mix to USS-POSCO.

     Inventories increased $97 million from December 31, 2001 due mainly to higher recent operating rates and the ongoing expansion of Straightline.

     Other noncurrent assets increased $52 million from December 31, 2001 due mainly to an increase in restricted cash deposits used to collateralize letters of credit to provide financial assurance.

     Accounts payable of $695 million at September 30, 2002 increased $136 million from year-end 2001, mainly due to an increase in trade payables resulting from increased operating levels.

     Accounts payable to related parties at September 30, 2002 decreased by $34 million from December 31, 2001 due primarily to the payment of a cash settlement to Marathon during the first quarter of 2002 in accordance with the terms of the Separation, partially offset by increased payables to PRO-TEC Coating Company
(PRO-TEC) under an agreement to serve as PRO-TEC's exclusive sales agent.

     Long-term payable to related parties at December 31, 2001 reflects the net present value of the second $38 million installment of contingent consideration payable in July 2003 related to the acquisition of USSK.

     Additional paid-in capital increased by $208 million from December 31, 2001 due primarily to an equity offering of 10,925,000 common shares that was completed in May 2002 for net proceeds of $192 million.

Cash Flow
---------
     Net cash provided from operating activities was $76 million for the first nine months of 2002 compared with $193 million in the same period of 2001. Net income adjusted for depreciation, depletion and amortization in the nine months of 2002 was partially offset by increases in working capital primarily as a result of the increased operating levels. Cash provided from operating activities in the nine months of 2001 was favorably impacted by a $379 million cash income tax settlement from Marathon in accordance with Marathon's tax allocation policy.

     Capital expenditures in the first nine months of 2002 were $150 million compared with $197 million in the same period in 2001. Major projects in the first nine months of 2002 included the quench and temper line project at Lorain Tubular and various projects at USSK, including the sinter plant dedusting project, the upgrade of a hot strip mill reheat furnace, the addition of tin mill facilities, and the vacuum degassing facility.

     U. S. Steel's domestic contract commitments to acquire property, plant and equipment at September 30, 2002, totaled $22 million compared with $28 million at December 31, 2001.

     USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of September 30, 2002, and December 31, 2001, were $591 million and $634 million, respectively.

     Acquisition of U. S. Steel Kosice for the nine months ended
September 30, 2002 represents the payment in July of the first of two installments of contingent consideration related to the acquisition.

     Restricted cash - deposits of $60 million in the first nine months of 2002 were mainly used to collateralize letters of credit to meet financial assurance requirements.

     Net change in attributed portion of Marathon consolidated debt and other financial obligations in the first nine months of 2001 reflects an increase of $300 million in the amount of debt and other financial obligations attributed to U. S. Steel by Marathon. Prior to the Separation, debt and certain other financial obligations that were centrally managed by Marathon were attributed to U. S. Steel based on
U. S. Steel's cash flows and capital structure.

     Repayment of long-term debt in the first nine months of 2002 was mainly on the USSK loan.

     Settlement with Marathon in the first nine months of 2002 reflected a $54 million cash payment made during the first quarter of 2002 in accordance with the terms of the Separation.

     Common stock issued in the first nine months of 2002 reflects $192 million of net proceeds from U. S. Steel's equity offering completed in May 2002, proceeds from stock sales to the U. S. Steel Corporation Savings Fund Plan for Salaried Employees and sales through the Dividend Reinvestment and Stock Purchase Plan.

     Dividends paid in the first nine months of 2002 were $14 million, reflecting the quarterly dividend rate of five cents per share established by U. S. Steel after the Separation. Dividends paid in the first nine months of 2001 resulted from quarterly dividend rates of 25 cents per share in the first quarter and 10 cents per share in the second and third quarters paid to USX-U. S. Steel Group common shareholders. Dividends paid in the first nine months of 2001 also included quarterly dividends on the 6.50% Cumulative Convertible Preferred Stock that was retired by Marathon as part of the Separation.

     U. S. Steel's 10 3/4% Senior Notes due 2008 (Senior Notes) impose limitations on the ability to make restricted payments, which include the declaration and payment of dividends. In order to make restricted payments, U. S. Steel must satisfy certain requirements such as a consolidated coverage ratio based on EBITDA and consolidated interest expense for the four most recent quarters. In addition, the total of all restricted payments made since the Senior Notes were issued, excluding up to $50 million of dividends paid through the end of 2003, cannot exceed the cumulative cash proceeds from the sale of capital stock and certain investments plus 50% of consolidated net income from October 1, 2001 through the most recent quarter-end treated as one accounting period, or, if there is a consolidated net

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

loss for the period, less 100% of such consolidated net loss. A complete description of the requirements and defined terms such as restricted payments, EBITDA and consolidated net income can be found in the indenture for the Senior Notes that was filed as Exhibit 4(f) to our Annual Report on Form 10-K for the year ended December 31, 2001.

     As of September 30, 2002, U. S. Steel does not meet the Restricted Payments incurrence test referenced above, and accordingly otherwise would not be able to declare and pay dividends without violating this covenant. However, exclusive of the limitations imposed, U. S. Steel can make aggregate dividend payments of up to $50 million from the third quarter of 2001 through the end of 2003, of which U. S. Steel has paid $32 million as of September 30, 2002. In addition to the remaining $18 million available through the end of 2003, U. S. Steel has the ability to make other restricted payments of up to $28 million as of September 30, 2002, which could also be used for dividend payments. U. S. Steel's ability to declare and pay dividends after these amounts are utilized is subject to U. S. Steel's ability to satisfy these requirements in the future.

Liquidity
---------
     In November 2001, U. S. Steel entered into a five-year Receivables Purchase Agreement with financial institutions.
U. S. Steel established a wholly owned subsidiary, United States Steel Receivables LLC (USSR), which is a special-purpose, bankruptcy-remote entity that acquires, on a daily basis, eligible trade receivables generated by U. S. Steel and certain of its subsidiaries. USSR can sell an undivided interest in these receivables to certain commercial paper conduits. Fundings under the facility are limited to the lesser of eligible receivables or $400 million. As of September 30, 2002,
U. S. Steel had $400 million of eligible receivables, none of which were sold.

     In addition, U. S. Steel entered into a three-year revolving credit facility expiring December 31, 2004, that provides for borrowings of up to $400 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the Receivables Purchase Agreement. As of September 30, 2002, $243 million was available to U. S. Steel under the Inventory Facility. Effective with the delivery of financial statements, certified by a financial officer, for the fiscal quarter ended September 30, 2002, an availability block will be eliminated, which will increase availability under this facility by $100 million.

     While the term of the Receivables Purchase Agreement is five years, the facility also terminates on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the Inventory Facility and other debt obligations, any failure of USSR to maintain certain ratios related to the collectability of the receivables, and failure to extend the commitments of the commercial paper conduits' liquidity providers, which currently terminate on November 27, 2002. U. S. Steel has requested a renewal of the 364-day commitments of the liquidity providers and anticipates completing the renewals before the termination date.

     USSK has a $10 million short-term credit facility and a $40 million long-term credit facility. At September 30, 2002,
$48 million was available under these

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

facilities. USSK has requested a one-year extension of the short-term facility, which is set to expire on November 27, 2002, and anticipates completing the renewal before the termination date.

     On July 2, 2002, U. S. Steel initiated an exchange offer for the Senior Notes. The offer expired on August 5, 2002, and 100 percent of the notes were tendered for exchange. The new notes received in the exchange are identical in all material aspects to the tendered notes except that the new notes have been registered under the Securities Act of 1933 as amended. As of September 30, 2002, the aggregate principal amount of Senior Notes outstanding was $535 million.

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

     U. S. Steel was in compliance with all of its debt covenants at September 30, 2002.

     U. S. Steel currently has two outstanding universal shelf registration statements. Under these shelf registration statements,
U. S. Steel may issue various debt and or equity securities in an aggregate principal amount of up to $798 million.

     U. S. Steel has utilized surety bonds to provide financial assurance for certain transactions and business activities. The total amount of active surety bonds currently being used for financial assurance purposes is approximately $73 million. Events over the last year have caused major changes in the surety bond market including significant increases in surety bond premiums and reduced market capacity. These factors, together with our non-investment grade credit rating, have caused U. S. Steel to replace some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. During the first nine months of 2002, U. S. Steel

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

used $60 million of liquidity sources to provide financial assurance and expects to use approximately $70 million of additional liquidity sources for these purposes in 2003.

     As previously disclosed, the very high property taxes at
U. S. Steel's Gary Works facility in Indiana continue to be detrimental to Gary Work's competitive position, both when compared to competitors in Indiana and with other steel facilities in the United States and abroad. U. S. Steel is a party to several property tax disputes involving Gary Works, including claims for refunds of approximately $65 million pertaining to tax years 1994-96 and 1999 and assessments of approximately $110 million in excess of amounts paid for the 2000 and 2001 tax years. In addition, interest may be imposed upon any final assessment. The disputes involve property values and tax rates and are in various stages of administrative appeals.
U. S. Steel is vigorously defending against the assessments and pursuing its claims for refunds.

     U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of $166 million as of September 30, 2002. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes in the amount of $471 million that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable. If that occurs, U. S. Steel may not be able to satisfy such obligations. In addition, if Marathon loses its investment grade ratings, certain of these obligations will be considered indebtedness under the Senior Notes indenture and for covenant calculations under the Inventory Facility. This occurrence could prevent U. S. Steel from incurring additional indebtedness under the Senior Notes or may cause a default under the Inventory Facility.

     The following table summarizes U. S. Steel's liquidity as of September 30, 2002:

(Dollars in millions)
----------------------------------------------------------------------
            Cash and cash equivalents.......................     $105
            Amount available under Receivables
               Purchase Agreement...........................      400
            Amount available under Inventory Facility.......      243
            Amounts available under USSK credit facilities..       48
                                                                 ----
              Total estimated liquidity.....................     $796

     U. S. Steel's liquidity has improved by $81 million since June 30, 2002, primarily reflecting improved operations.

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     The following table summarizes U. S. Steel's contractual obligations at September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

(Dollars in millions)
-----------------------------------------------------------------------
                                     Payments Due by Period
                          ---------------------------------------------
                                       Last 3   2003     2005
                                       Months  through  through  Beyond
Contractual Obligations      Total    of 2002   2004     2006     2006
-----------------------------------------------------------------------
Long-term debt               $1,352       $-      $40      $40   $1,272
Capital leases                   83        -       12       11       60
Operating leases                408       23      130       79      176
Capital commitments(a)          613       55      267      162      129
Environmental commitments(a)    131        -        -        -      131(b)
Usher Separation bonus(a)         3        -        3        -        -
Additional consideration
  for USSK purchase(c)           38        -       38        -        -
Other post-retirement              (d)     -      225      475         (d)
  benefits
                             ------   ------   ------   ------   ------

     Total contractual
       obligations                 (e)   $78     $715     $767         (e)
-----------------------------------------------------------------------
(a) See Note 16 to the Financial Statements.
(b) Timing of potential cash outflows is not determinable.
(c) See Note 9 to the Financial Statements.
(d) U. S. Steel accrues an annual cost for these benefit obligations under plans covering its active and retiree populations in accordance with generally accepted accounting principles. These obligations will require corporate cash in future years to the extent that trust assets are restricted or insufficient and to the extent that company contributions are required by law or union labor agreement. Amounts in the year 2002 through 2006 reflect our current estimate of corporate cash outflows and are net of the use of significant funds available from a Voluntary Employee Benefit Agreement (VEBA) trust. The accuracy of this forecast of future cash flows depends on various factors such as actual asset returns, the mix of assets within the asset trusts, medical escalation and discount rates used to calculate obligations, the availability of surplus pension assets allowable for transfer to pay retiree medical claims and company decisions or VEBA restrictions that impact the timing of the use of trust assets. Also, as such, the amounts shown could differ significantly from what is actually expended and, at this time, it is impossible to make an accurate prediction of cash requirements beyond five years.
(e) Amount of contractual cash obligations is not determinable because other post-retirement benefit cash obligations are not estimable beyond five years, as discussed in (d) above.

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

     Pension obligations have been excluded from the above table.
U. S. Steel does not currently anticipate any required cash contributions to its major pension plans during 2002 or 2003.
However, the sharp decline in the value of the equity holdings of the company's major pension trusts thus far during 2002 and market performance from now until the end of 2002 will likely have an impact on future funding needs of the main pension plan for union employees, including any required minimum contributions or voluntary company contributions, which we evaluate on an annual basis. Future funding requirements are dependent upon factors such as funded status, regulatory requirements for funding purposes that necessitate different and more restrictive assumptions for measuring obligations than those used for accounting, and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements. As such, until year-end 2002 asset and benefit obligation levels are known and fully assessed, it is impossible to make an accurate prediction of minimum cash funding requirements, if any, beyond 2003. The funded status of U. S. Steel's pension plans is disclosed in Note 12 to the Financial Statements in the Form 10-K for the year ended December 31, 2001.

     The following table summarizes U. S. Steel's commercial commitments at September 30, 2002, and the effect such commitments could have on its liquidity and cash flow in future periods.

(Dollars in millions)
-------------------------------------------------------------------------
                                    Scheduled Reductions by Period
                             --------------------------------------------
                                        Last 3    2003     2005
                                      Months of  through  through Beyond
Commercial Commitments         Total     2002     2004     2006    2006
-------------------------------------------------------------------------
Standby letters of credit(a)      $53       $-       $53      $-       $-
Surety bonds and funded trusts(a)  81        2        60       -       19(b)
Clairton 1314B partnership(a)     150        -         -       -      150(b)
Guarantees of indebtedness
of unconsolidated entities(a)(c)   27        -        12       -       15
Contingent liabilities:
 - Marathon obligations(a)(c)     166        6        44      47       69
 - Unconditional purchase
         obligations              741       58       318     307       58
                               ------   ------    ------  ------   ------

   Total commercial            $1,218      $66      $487    $354     $311
   commitments
-------------------------------------------------------------------------
(a) Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b) Timing of potential cash outflows is not determinable.
(c) See Note 16 to the Financial Statements.

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     In October 2002, U. S. Steel granted an option to purchase its shares of VSZ a.s. (VSZ). U. S. Steel subsequently sold these shares. Cash proceeds of approximately $31 million were received in consideration for the option and the sale of the shares, which will result in a pretax gain of approximately $21 million in the fourth quarter. U. S. Steel previously accounted for its investment in VSZ under the cost method.

     U. S. Steel management believes that U. S. Steel's liquidity will be adequate to satisfy its obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel's business needs, including the funding of capital expenditures, debt service for outstanding financings, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings and other external financing sources. However, there is no assurance that our business will generate sufficient operating cash flow or that external financing sources will be available in an amount sufficient to enable us to service or refinance our indebtedness or to fund other liquidity needs. If there is a prolonged delay in the recovery of the manufacturing sector of the U.S. economy, U. S. Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sales of non-strategic assets and other cash conservation measures.

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

    U. S. Steel has been notified that it is a potentially responsible party (PRP) at 21 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of September 30, 2002. In addition, there are 14 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 37 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     At the former Duluth, Minnesota Works, U. S. Steel spent approximately $11.5 million through September 30, 2002. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The Environmental Protection Agency (EPA) has consolidated and included the Duluth Works site with the other sites on the EPA's National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Sampling of the sediments is likely to begin in the fourth quarter of 2002, barring delays due to further comments from a state agency. Sampling will continue for a minimum of one and a half years due to seasonal constraints. Analysis and assessment of the samples is expected to take up to one year.

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a five mile section of the Grand Calumet River that runs through and beyond Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition,
U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of September 30, 2002, project costs have amounted to $18.3 million. It is now projected that $24.7 million is required to complete the project, over the next fifteen months. Construction began in January 2002 on a Corrective Action Management Unit (CAMU) to contain the dredged material on company property. Removal of PCB-contaminated sediment is expected to start in December 2002 at the river's headwaters. Closure costs for the CAMU are estimated to be an additional $4.9 million.

     At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites located on plant property. The D2 disposal site and a nearby refuse area will be closed collectively. A CAMU for the West End Maintenance Area of Gary Works will include wastes from the D5 and T2 disposal sites. Total costs to close D2, D5, T2 and the refuse area are estimated to be $18.8 million.

     In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management (IDEM) acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a Natural Resources Damages Assessment.
U. S. Steel was identified as a PRP along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. In 2000, the trustees concluded their assessment of sediment injuries, which includes a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim which have been endorsed by representatives of the trustees and the EPA to be included in a consent decree that U. S. Steel expects to resolve this claim. U. S. Steel has agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs, and will obtain an 8-acre parcel of land for addition to the Indiana Dunes National Lakeshore Park owned by National Park Service. No formal legal proceedings have been filed in this matter.

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     On October 23, 1998, a final Administrative Order on Consent was issued by EPA addressing Corrective Action for Solid Waste Management Units throughout Gary Works. This order requires U. S. Steel to perform a RCRA Facility Investigation (RFI) and a Corrective Measure Study at Gary Works. The Current Conditions Report, U. S. Steel's first deliverable, was submitted to EPA in January 1997 and was approved by EPA in 1998. The First Phase 1 RFI Work Plan, for facility-wide groundwater issues, was approved and sampling began in 2001. All of the Phase 1 Sampling and Analysis Plans, including the Process Sewers, Sheet and Tin, East Lake/East End, the West End and the Coke Plant areas have been submitted to EPA and are expected to be approved by EPA in 2002. The costs of these studies are minimal and, until they are complete, it is impossible to assess whether any additional expenditures will be necessary.

     On October 21, 1994, and again on December 30, 1994, IDEM issued notices of violation (NOVs) relating to Gary Works alleging various violations of air pollution requirements. In early 1996, U. S. Steel paid a $6.0 million penalty and agreed to install additional pollution control equipment and to implement environmental protection programs over a period of several years. A substantial portion of these programs has been implemented, with expenditures through September 30, 2002, of approximately $103 million. The cost to complete these programs is presently indeterminable. On March 8, 1999, U. S. Steel entered into an agreed order with IDEM to resolve outstanding air issues. U. S. Steel paid a penalty of $207,400 and installed equipment at the No. 8 Blast Furnace and the No. 1 BOP to reduce air emissions.

     On November 30, 1999, IDEM issued an NOV alleging various air violations at Gary Works, including opacity violations at the No. 1 BOP and pushing violations at the four Coke Batteries. On August 21, 2002, Gary Works received an NOV from IDEM which supercedes the 1999 NOV. This 2002 NOV includes numerous alleged violations at the blast furnaces, BOP, Q-BOP, boiler house and the coke batteries from 1998 to present. Because IDEM has not yet determined the merits of the defenses to be raised by U. S. Steel, the cost of a settlement of this matter is presently indeterminable.

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

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     In December 1995, U. S. Steel reached an agreement in principle with the EPA and the Department of Justice (DOJ) with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by U. S. Steel, the EPA and the DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel will pay a civil penalty of $1 million, implement two SEPs costing a total of $1.75 million and implement a RCRA corrective action at the facility. One SEP was completed during 1998 at a cost of $250,000. The second SEP is under way. As of February 22, 2000, the Alabama Department of Environmental Management assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of the EPA. The first RFI work plan for the site was submitted for agency approval in the first quarter of 2001. Phase 1 sampling under the first RFI work plan is expected to be completed in two and a half (2-1/2) years. At that time the results would be analyzed to determine what, if any, phase 2 sampling may be required to begin the corrective measures study segment of the process.

     In 1988, U. S. Steel and two other PRPs (Bethlehem Steel Corporation and William Fiore) agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth Township, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which U. S. Steel paid $3.4 million. The EPA indicated that further remediation of this site would be required. In October 1991, the PADER placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation
(RI), which was issued in 1997. After a feasibility study by Pennsylvania Department of Environmental Protection (PADEP) and
U. S. Steel's submission of a conceptual remediation plan in 2001,
U. S. Steel submitted a revised conceptual remediation plan on May 31, 2002, and continued to negotiate with the PADEP toward a final resolution of U. S. Steel's liability at this site. U. S. Steel and PADEP signed a consent decree on August 30, 2002, under which
U. S. Steel will be solely responsible for the remediation of this site. The decree has been submitted for public notice and comments.
U. S. Steel estimates its future liability at the site to be $7.0 million.

     U. S. Steel is involved in the investigation and remediation of two former facilities in Worcester, MA. At one, required environmental reports have been submitted to the Massachusetts Department of Environmental Protection (MADEP). Based on these reports MADEP has determined that at this time no remedial alternatives are feasible and, therefore, no remediation is currently required. The site must be reexamined every five years to determine if there are any changes in the characteristics or delineation of the waste products and if there then exist feasible remedial alternatives. A public highway is being constructed across the other former facility and U. S. Steel has conducted required remediation preparatory to the highway construction. In the second quarter of 2002, the MADEP demanded that U. S. Steel remove the residual asphaltic material and petroleum contaminated soil on the bank of the adjacent Blackstone River, which work is currently in progress. This additional work is estimated to cost $1.1 million.

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

Outlook
-------
     Shipments for the Flat-rolled segment in the fourth quarter are expected to decline from third quarter levels to approximately 2.3 million net tons, reflecting lower demand due to customer efforts to control inventories. The fourth quarter average realized price is expected to improve slightly from the third quarter due mainly to lower hot-rolled shipments and higher participation of value-added electrogalvanized products from Double Eagle Steel Coating Co., which resumed operations on September 10, 2002. In order to adjust production for the recent decline in new orders for steel, we are accelerating several blast furnace outages, which were previously scheduled to occur in 2003. Blast furnace outages in the fourth quarter are broadly estimated to impact profitability by $30 million. Costs in the fourth quarter will also increase due to higher prices for natural gas. In light of these market and cost related effects, we expect fourth quarter results for the Flat-rolled segment to be significantly lower than third quarter results.

     For the Tubular segment, fourth quarter shipments are projected to be down versus the third quarter, and the average realized price is expected to be slightly lower than in the third quarter due mainly to product mix. Shipments for full-year 2002 are expected to be approximately 800,000 net tons as a recovery in North America drilling activity appears unlikely before next year.

     USSK's fourth quarter shipments are expected to be in line with the third quarter, and shipments for the full year are projected to be approximately 4.0 million net tons. USSK's average realized price in the fourth quarter is expected to be above the third quarter primarily as a result of a recently announced price increase for most products.

     On March 8, 2002, USSK announced that it had entered into a Cooperation and Toll Conversion Agreement (tolling agreement) and a Facility Management Agreement with Sartid, a.d. (Sartid), an integrated steel company with facilities located in Smederevo and Sabac in the Republic of Serbia. The tolling agreement provides for the conversion of slabs into hot-rolled bands and cold-rolled full hard into tin-coated products. USSK retains ownership of these materials and markets the hot-rolled bands and finished tin products in its own distribution system. The Facility Management Agreement permits USSK, or an affiliated company, to have management oversight of Sartid's tin processing facilities at Sabac. On June 28, 2002, USSK entered into a Supplemental Cooperation and Toll Conversion Agreement (supplemental agreement) with Sartid under which Sartid agrees to toll convert additional raw materials provided by USSK into products specified by USSK. Under the supplemental agreement, USSK retains ownership of the raw materials and products. On
July 30, 2002, bankruptcy proceedings were initiated involving Sartid. On August 5, 2002, the Bankruptcy Administrator contacted USSK requesting USSK to renew the agreements with Sartid. USSK and the Bankruptcy Administrator are engaged in

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

discussions which are expected to result in the extension and, possibly, the expansion of USSK's commercial relationships with Sartid.

     In addition, USSK continues to explore possibilities for involvement in the restructuring of Sartid as announced by USSK, the Government of the Republic of Serbia and Sartid when they entered into a letter of intent concerning these matters on March 8, 2002.

     On April 10, 2002, U. S. Steel announced that it had signed a letter of intent to sell all of the coal and related assets associated with U. S. Steel Mining Company's West Virginia and Alabama mines.
U. S. Steel and the purchaser continue discussions.

     On October 16, 2002, U. S. Steel announced that it had signed a letter of intent to sell its raw materials and transportation businesses to an entity formed by affiliates of Apollo Management, L.P. The transaction is subject to the negotiation of definitive agreements and other customary conditions, including approvals from the board of directors, lenders and regulatory agencies, and availability of financing. The parties plan to reach definitive agreements by year-end 2002 with closing expected to follow in the first quarter of 2003.

     Under terms of the letter of intent, it is anticipated that
U. S. Steel would receive approximately $500 million in cash and an ownership interest in the new company of approximately 20%, with the new company assuming all collective bargaining agreements, certain employee benefit obligations and certain other liabilities.
U. S. Steel currently estimates the transaction would result in a pretax loss of up to $300 million. A portion of this loss could be recognized in the fourth quarter of 2002 if the Statement of Financial Accounting Standards (SFAS) No. 144 criteria are met for held-for-sale classification or if an impairment charge is triggered, both of which would require the carrying value of the businesses to be written down to fair value. The held-for-sale criteria would be met when, among other things, the board of directors approves the transaction. If the held-for-sale criteria are not met, the assets would be tested for recoverability which could result in an impairment charge. The remainder of the loss on the transaction would be recognized upon closing. U. S. Steel and the new company would enter into long-term contracts to supply U. S. Steel's raw materials and transportation requirements at market based prices.

     Due to increased current year lump-sum distributions resulting from the higher than expected number of normal salaried retirements and last year's voluntary early retirement program that was completed in June 2002, an unfavorable pension settlement effect will be recognized in fourth quarter 2002 for the qualified plan for non-union employees. The amount of this accelerated recognition of deferred actuarial losses is currently estimated to be $90 million (pretax). This settlement will also require a remeasurement of the plan, and, as a result, pension expense in the fourth quarter is expected to increase by approximately $13 million compared to the third quarter.

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     The investment performance of pension plan equity holdings over the last three years will unfavorably impact net periodic pension cost during 2003 through the use of a lower asset base in calculating expected return on plan assets. Holding all other assumptions constant and based on market values at September 30, 2002 projected to the end of the year, we estimate an unfavorable impact on 2003 net periodic pension cost of $110 million.

     Our expected annual return on pension plan assets of 8.9% for the 2002 plan year was consistent with the 2001 plan year and was based on the historical long-term rate of return on our investments and our investment mix. In light of recent developments in the market, this expected annual return rate might be changed at the next measurement date. We currently estimate this may result in a reduction of up to one percentage point in our expected annual return on pension plan assets for 2003. A one percentage point decline in the expected annual rate of return for our two main pension plans for the 2003 plan year would increase our annual pension expense by approximately
$80 million, which would be in addition to the $110 million increase for the reduced asset value previously discussed. These predictions regarding the return on plan assets and the resulting effect on pension expense are subject to substantial uncertainties such as (among other things) investment performance and interest rates.

     FSAS No. 87 "Employer's Accounting for Pensions" provides that if, at any plan measurement date, the fair value of plan assets is less than the plan's accumulated benefit obligation (ABO), the sponsor must establish a minimum liability at least equal to the amount by which the ABO exceeds the fair value of the plan assets and any pension asset must be removed from the balance sheet. The sum of the liability and pension asset is offset by the recognition of an intangible asset or as a direct charge to stockholders' equity, net of tax effects. Such adjustments have no direct impact on earnings per share or cash. As of September 30, 2002, the fair value of plan assets for the pension plan for union employees was $4.4 billion. Based on asset values as of September 30, 2002 projected to year-end 2002, we estimate the ABO for this plan at the year-end measurement date would exceed the fair value of plan assets by approximately
$500 million. The resulting required minimum liability adjustments would result in a charge to equity of approximately $750 million at December 31, 2002.

     U. S. Steel continues to be interested in participating in consolidation of the domestic steel industry if it would be beneficial to our customers, shareholders, creditors and employees. U. S. Steel has had and continues to have discussions with several parties regarding consolidation opportunities. Among the nature and extent of relief from the burden of retiree obligations related to existing retirees from other domestic steel companies, which may come through the bankruptcy process or otherwise, the terms of a new labor agreement and progress in President Bush's program to address worldwide steel overcapacity. Also, U. S. Steel continues to explore and may make additional investments in Central Europe to expand our business and to better serve our customers who are seeking worldwide supply arrangements.

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     The preceding discussion contains forward-looking statements with respect to shipments and prices, potential asset sales, pension matters, tax issues and industry consolidation. Some factors, among others, that could affect full-year 2002 market conditions, shipments and prices include import levels, future product demand, prices and mix, global and company steel production, plant operating performance, domestic natural gas prices and usage, the resumption of operation of steel facilities sold under the bankruptcy laws, and U.S. and European economic performance and political developments. Steel shipments and prices can be affected by imports and actions of the U.S. Government and its agencies. Factors that may affect USSK results are similar to domestic factors, including excess world supply, plus foreign currency fluctuations, matters peculiar to international marketing such as tariffs, and completion of facility projects at USSK. Factors that may impact the occurrence and timing of asset sales include the availability of financing to the buyers, completion of definitive documentation, and approvals from the board of directors, lenders and regulatory agencies. Factors that may affect the amount of the expected unfavorable pension settlement and resulting expenses for the qualified pension plan for non-union employees in the fourth quarter, and the amount of any additional minimum liability for the qualified pension plan for union employees in the fourth quarter include, among others, pension fund investment performance, liability changes and interest rates. The negotiation and possible consummation of any merger or acquisition agreement and the potential completion of any industry consolidation or acquisitions, whether domestic or international, are all subject to numerous conditions, many of which are among the factors generally impacting the steel business. Many of these conditions depend upon actions of other parties, such as the federal government, the United Steelworkers of America, creditors, bankruptcy courts and foreign governments. There is no assurance that any merger agreement will be negotiated and/or consummated, or that any industry domestic or international consolidation in general will occur, nor any specificity concerning the terms upon which any of these might occur. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2001, and in subsequent filings for U. S. Steel.

     Steel imports to the United States accounted for an estimated 25% of the domestic steel market in the first eight months of 2002, 24% for the year 2001, and 27% for the year 2000.

     The trade remedies announced by President Bush, under Section 201 of the Trade Act of 1974, on March 5, 2002 became effective for imports entering the U.S. on and after March 20, 2002 and are intended to provide protection against imports from certain countries, but there are products and countries not covered and imports of these exempt products or of products from these countries may still have an adverse effect upon our revenues and income. Since March 5, 2002, the Department of Commerce (Commerce) and the Office of the United States Trade Representative have announced the exclusion of 727 products from the trade remedies. When announcing the seventh set of exclusions on August 22, 2002, they also announced that no further exclusions will be granted this year and that beginning in November 2002 there will be another opportunity for parties to submit exclusion requests for consideration by March 2003. The exclusions granted impact a number of products produced by U. S. Steel and have weakened the protection initially provided by this

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

relief. Various countries have challenged President Bush's action with the World Trade Organization and have taken other actions responding to the Section 201 remedies.

     On September 28, 2001, U. S. Steel and other domestic producers filed anti-dumping and countervailing duty petitions against cold rolled carbon steel flat products from 20 countries. Commerce has announced final margins against all the countries. On August 27, 2002, the U. S. International Trade Commission (ITC) made negative injury findings with respect to five countries and, on October 16, 2002, the ITC made negative injury findings with respect to the remaining fifteen countries. This terminates the proceedings before the ITC and Commerce with respect to all the countries without granting relief to the domestic industry. U. S. Steel and the other domestic producers have initiated an appeal of the ITC's findings with the U.S. Court of International Trade.

     On December 20, 2001, the European Commission commenced an anti-dumping investigation concerning hot-rolled coils imported into the European Union (EU) from the Slovak Republic and five other countries. In mid-February 2002, USSK submitted a response to the anti-dumping questionnaire and an injury submission in those proceedings. On October 24, 2002, the European Commission issued a disclosure advising of its preliminary findings relative to the dumping and injury margins applicable to hot-rolled coils imported from the Slovak Republic. The preliminary dumping margin is 26.2% and the preliminary injury margin is 24.5%. These preliminary findings will be challenged by USSK. The anti-dumping proceedings must be concluded by March 20, 2003. Upon the conclusion of the proceedings, duties equal to the lower of the final dumping or injury margin determination will be imposed upon hot-rolled coils shipped by USSK into the European Union. These measures would be terminated at such time that Slovakia becomes a member of the EU.

     Definitive measures were recently announced in a separate safeguard trade action commenced by the European Commission. In that proceeding, which is similar to the U.S. Section 201 proceedings, quota/tariff measures were announced relative to four steel products relevant to USSK, non-alloy hot-rolled coils, hot-rolled strip, hot-rolled sheet and cold-rolled flat products. Shipment quotas, based upon average shipment levels during a 1999-2001 base period, were set for all four products. Those quotas were set at average shipments during the base period, plus 10%, for the first year of the measures. An additional 5% will be added to the shipment quota applicable to the remainder of the safeguard measure period. The shipment quotas on all products, other than non-alloy hot-rolled coils, are country-specific. The non-alloy hot-rolled coil quota is a global quota. Tariffs will be imposed upon all shipments in excess of the quotas. Those tariffs were set at 17.5% for non-alloy hot-rolled coils and 26.0% for the other three products for the period until March 28, 2003. The tariffs will then be reduced to 15.7% and 23.4%, respectively, for the period March 29, 2003 to March 28, 2004. For the period March 29, 2004 to March 28, 2005, the tariffs will be reduced to 14.1% and 21.0%,
respectively.   The safeguard measures are scheduled to expire on
March 28, 2005 and will apply to all shipments of these products into the European Union by USSK. These measures would be terminated at such time that Slovakia becomes a member of the EU.

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     Safeguard proceedings similar to those pursued by the European Commission have recently been commenced by Poland, Hungary and the Czech Republic. Provisional quota/tariff measures have been imposed in Poland and Hungary. Proceedings in the Czech Republic have only recently been commenced and, to date, provisional measures have not been imposed.

     The final impact of these actions by the EU and Central European nations, particularly the anti-dumping action, cannot be predicted at this time. If all matters would be resolved unfavorably to USSK, it could have a material adverse effect on USSK's shipments and operating profit in 2003.

     On March 31, 2002, the Canadian International Trade Tribunal
(CITT) initiated a safeguard inquiry to determine whether imports of certain steel goods from countries, including the U.S., had injured the Canadian steel industry. On July 5, 2002, the CITT announced its determination that the Canadian steel industry had been injured by reason of imports of certain products including the following which are made by U. S. Steel: cut-to-length plate, cold-rolled steel sheet and standard pipe up to 16" o.d. On August 20, 2002, the CITT announced that it was recommending as a remedy a three-year quota, with tariffs imposed on tonnages exceeding the quota. This resulted in quota levels for the U.S., which are lower than 2001 shipments.
For shipments exceeding the quota levels, tariffs would be imposed ranging from 15-25% in the first year, 11-18% in the second year and 7-12% in the third year. The CITT's remedy recommendations have been forwarded to the Ministry of Finance and the final remedy decision will be made by the Prime Minister.

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

                    UNITED STATES STEEL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. U. S. Steel will adopt the Statement effective January 1, 2003. U. S. Steel currently estimates that the transition adjustment resulting from the adoption of SFAS No. 143, which will be reported as a cumulative effect of a change in accounting principle, will be a pretax charge of less than $25 million. This impact is primarily related to the immediate recognition of certain mine reclamation obligations. These obligations, adjusted for cumulative accretion, will be recorded as long-term liabilities, and asset retirement costs, adjusted for accumulated depreciation, will be capitalized as increases to the carrying amount of the associated long-lived assets. Cumulative accretion and accumulated depreciation shall be measured for the time period from the date the liability would have been recognized had the provisions of this Statement been in effect to the date of adoption of this Statement. Furthermore, any net assets recorded will be tested for recovery under SFAS 144, which may result in an impairment charge.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in July of 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS
No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and
(3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement will be effective for exit or disposal activities initiated after December 31, 2002.

                    UNITED STATES STEEL CORPORATION
                     QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK
                 -------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analyses of the incremental effects on pretax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of September 30, 2002, are provided in the following table(a):

                                            Incremental Decrease in
                                           Income Before Income Taxes
                                            Assuming a Hypothetical
                                               Price Decrease of:

(Dollars in millions)                             10%     25%
----------------------------------------------------------------------
Commodity-Based Derivative Instruments

     Zinc                                         3.0     7.6

     Tin                                          0.4     2.8

      (a) With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effects on pretax income of hypothetical 10% and 25% decreases in closing commodity prices for each open contract position at September 30, 2002. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to September 30, 2002, may cause future pretax income effects to differ from those presented in the table.

                    UNITED STATES STEEL CORPORATION
                     QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK
                 -------------------------------------

Interest Rate Risk
------------------
     U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments.
A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in September 30, 2002, interest rates on the fair value of the U. S. Steel's non-derivative financial instruments is provided in the following table:

(Dollars in millions)
-----------------------------------------------------------------------
As of September 30, 2002
                                                           Incremental
                                                           Increase in
Non-Derivative                                       Fair     Fair
Financial Instruments(a)                             Value   Value(b)
-----------------------------------------------------------------------
Financial assets:
  Investments and
    long-term receivables                              $29        $-
----------------------------------------------------------------------
Financial liabilities:
  Long-term debt (c)(d)                             $1,162       $70
----------------------------------------------------------------------
(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at September 30, 2002, on the fair value of U. S. Steel's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of
  U. S. Steel's long-term debt at September 30, 2002.
(c)    Includes amounts due within one year.
(d) Fair value was based on market prices or estimated borrowing rates for financings with similar maturities.

     At September 30, 2002, U. S. Steel's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $70 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, U. S. Steel's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect
U. S. Steel's results and cash flows only to the extent that
U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

                    UNITED STATES STEEL CORPORATION
                     QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK
                 ------------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
     U. S. Steel is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the Euro and Slovak koruna. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 2002, U. S. Steel had open Euro forward sale contracts for both U.S. dollars (total notional value of approximately $14.1 million) and Slovak koruna (total notional value of approximately $17.6 million). A 10% increase in the September 30, 2002 Euro forward rates would result in an additional $3.2 million charge to income.

Equity Price Risk
-----------------
     As of September 30, 2002, U. S. Steel was subject to equity price risk and market liquidity risk related to its investment in VSZ, the former parent of U. S. Steel Kosice, s.r.o. These risks are not readily quantifiable for several reasons including the absence of a readily determinable fair value as determined under U. S. generally accepted accounting principles. On October 9, 2002, U. S. Steel sold its investment in VSZ.

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

                    UNITED STATES STEEL CORPORATION
                     QUANTITATIVE AND QUALITATIVE
                        CONTROLS AND PROCEDURES
                 ------------------------------------

Disclosure Controls and Procedures
-----------------------------------
     Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that information required to be disclosed in reports that we file or submit to the SEC is:(1) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and is
(2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

Internal Controls
-----------------
     Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

                    UNITED STATES STEEL CORPORATION
                  SUPPLEMENTAL STATISTICS (Unaudited)
               ----------------------------------------
                                           Third Quarter       Nine Months
                                        Ended September 30 Ended September 30
(Dollars in millions)                        2002    2001    2002    2001
-------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
Flat-rolled Products                          $61    $(97)  $(39)  $(382)
Tubular Products                                4      18     13      79
U. S. Steel Kosice                             40      39     65     121
Other Businesses:
  Coal, Coke and Iron Ore                      17      14     14      (4)
  Straightline                                (11)    (10)   (28)    (10)
  All other                                    24      20     61      64
                                            -----   -----   ----   -----
Income (Loss) from Operations before          135     (16)    86    (132)
special items
  Special Items:
    Federal excise tax refund                   3       -     36       -
    Insurance recoveries related to USS-        2      21     20      23
    POSCO fire
    Asset impairments - receivables             -       -    (14)    (74)
    Pension settlement loss                     -       -    (10)      -
    Costs related to Fairless shutdown          -     (29)    (1)    (29)
    Reversal of litigation accrual              -       -      9       -
    Costs related to Separation                 -      (1)     -      (9)
    Gain on Transtar reorganization             -       -      -      68
                                            -----   -----  -----   -----
      Total Income (Loss) from Operations    $140    $(25)  $126   $(153)

CAPITAL EXPENDITURES
  Flat-rolled Products                         $6     $12    $23    $111
  Tubular Products                             13       -     28       -
  U. S. Steel Kosice                           11      17     45      31
  Other Businesses                             16      27     54      55
                                            -----   -----  -----   -----
   Total                                      $46     $56   $150    $197

OPERATING STATISTICS
 Average realized price: ($/net ton)(a)
   Flat-rolled Products                      $428    $394   $403    $397
   Tubular Products                           663     678    647     686
   U. S. Steel Kosice                         290     256    265     263
 Steel Shipments:(a)(b)
   Flat-rolled Products                     2,598   2,322  7,500   6,755
   Tubular Products                           216     232    621     842
   U. S. Steel Kosice                       1,009   1,017  2,870   2,841
 Raw Steel-Production:(b)
   Domestic Facilities                      3,022   2,689  8,926   7,933
   U. S. Steel Kosice                       1,144   1,131  3,252   3,214
 Raw Steel-Capability Utilization:(c)
   Domestic Facilities                       93.7%   83.3%  93.2%   82.9%
   U. S. Steel Kosice                        90.8%   89.7%  87.0%   85.9%
 Domestic iron ore shipments(b)(d)          4,819   4,494 12,167  11,594

 Domestic coke shipments(b)(d)              1,342   1,190  3,862   3,691
-----------
      (a)  Excludes intersegment transfers.
      (b)  Thousands of net tons.
      (c) Based on annual raw steel production capability of 12.8 million net tons for domestic facilities and 5.0 million net tons for U. S. Steel Kosice.
      (d)  Includes intersegment transfers.

Part II - Other Information:
----------------------------

Item 1. LEGAL PROCEEDINGS

Environmental Proceedings

     On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a five mile section of the Grand Calumet River that runs through and beyond Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition,
U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of September 30, 2002, project costs have amounted to $18.3 million. It is now projected that $24.7 million is required to complete the project, over the next fifteen months. Construction began in January 2002 on a Corrective Action Management Unit (CAMU) to contain the dredged material on company property. Removal of PCB-contaminated sediment is expected to start in December 2002 at the river's headwaters. Closure costs for the CAMU are estimated to be an additional $4.9 million.

     In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management (IDEM) acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a Natural Resources Damages Assessment. U.
S. Steel was identified as a PRP along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. In 2000, the trustees concluded their assessment of sediment injuries, which includes a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim which have been endorsed by representatives of the trustees and the EPA to be included in a consent decree that U. S. Steel expects to resolve this claim. U. S. Steel has agreed to pay to the public trustees
$20.5 million over a five-year period for restoration costs, plus
$1.0 million in assessment costs, and will obtain an 8-acre parcel of land for addition to the Indiana Dunes National Lakeshore Park owned by National Park Service. No formal legal proceedings have been filed in this matter.

----------------------------------------

     On October 21, 1994, and again on December 30, 1994, IDEM issued notices of violation (NOVs) relating to Gary Works alleging various violations of air pollution requirements. In early 1996, U. S. Steel paid a $6.0 million penalty and agreed to install additional pollution control equipment and to implement environmental protection programs over a period of several years. A substantial portion of these programs has been implemented, with expenditures through September 30, 2002, of approximately $103 million. The cost to complete these programs is presently indeterminable. On March 8, 1999, U. S. Steel entered into an agreed order with IDEM to resolve outstanding air issues.
U. S. Steel paid a penalty of $207,400 and installed equipment at the No. 8 Blast Furnace and the No. 1 BOP to reduce air emissions.

     On November 30, 1999, IDEM issued an NOV alleging various air violations at Gary Works, including opacity violations at the No. 1 BOP and pushing violations at the four Coke Batteries. On August 21, 2002, Gary Works received an NOV from IDEM which supercedes the 1999 NOV. This 2002 NOV includes numerous alleged violations at the blast furnaces, BOP, Q-BOP, boiler house and the coke batteries from 1998 to present. Because IDEM has not yet determined the merits of the defenses to be raised by U. S. Steel, the cost of a settlement of this matter is presently indeterminable.

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

     In December 1995, U. S. Steel reached an agreement in principle with the EPA and the Department of Justice (DOJ) with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by U. S. Steel, the EPA and the DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel will pay a civil penalty of $1 million, implement two SEPs costing a total of $1.75 million and implement a RCRA corrective action at the facility. One SEP was completed during 1998 at a cost of $250,000. The second SEP is under way. As of February 22, 2000, the Alabama Department of Environmental Management assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of the EPA. The first RFI work plan for the site was submitted for agency approval in the first quarter of 2001. Phase 1 sampling under the first RFI work plan is expected to be completed in two and a half (2-1/2) years. At that time the results would be analyzed to determine what, if any, phase 2 sampling may be required to begin the corrective measures study segment of the process.

----------------------------------------

     In 1988, U. S. Steel and two other PRPs (Bethlehem Steel Corporation and William Fiore) agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth Township, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which U. S. Steel paid $3.4 million. The EPA indicated that further remediation of this site would be required. In October 1991, the PADER placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation
(RI), which was issued in 1997. After a feasibility study by Pennsylvania Department of Environmental Protection (PADEP) and
U. S. Steel's submission of a conceptual remediation plan in 2001,
U. S. Steel submitted a revised conceptual remediation plan on May 31, 2002, and continued to negotiate with the PADEP toward a final resolution of U. S. Steel's liability at this site. U. S. Steel and PADEP signed a consent decree on August 30, 2002, under which
U. S. Steel will be solely responsible for the remediation of this site. The decree has been submitted for public notice and comments.
U. S. Steel estimates its future liability at the site to be $7.0 million.

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

----------------------------------------

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

       12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

       12.2 Computation of Ratio of Earnings to Fixed Charges

       99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.2 Certification Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)  REPORTS ON FORM 8-K

     * Form 8-K dated August 12, 2002, reporting under Item 9. Regulation FD Disclosure, that U. S. Steel is furnishing the sworn statements of its Chairman and Chief Executive Officer, Thomas J. Usher, and its Vice Chairman and Chief Financial Officer, John P. Surma, as contemplated by the June 27, 2002 Order of the Securities and Exchange Commission.

     * Form 8-K dated September 24, 2002, reporting under Item 9. Regulation FD Disclosure, that U. S. Steel is furnishing information for the September 24, 2002 press release titled "United States Steel Expects Higher Third Quarter Earnings."

       Form 8-K dated October 16, 2002, reporting under Item 5. Other Events, that U. S. Steel is filing the October 16, 2002 press release titled "U. S. Steel Signs Letter of Intent to Sell Raw Materials and Transportation Businesses."

       Form 8-K dated October 21, 2002, reporting under Item 5. Other Events, that U. S. Steel is filing the October 21, 2002,
       U. S. Steel Earnings Release.
       ---------------------------------------------------------------
       * Reports submitted to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K, the reports submitted under Item 9 are not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liabilities of that section. U. S. Steel is not incorporating, and does not intend to incorporate, by reference these reports into a filing under the Securities Act or the Exchange Act.

----------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

      UNITED STATES STEEL CORPORATION


      By /s/ Larry G. Schultz
         --------------------
        Larry G. Schultz
        Vice President and Controller

November 8, 2002

CERTIFICATIONS

I, Thomas J. Usher, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of the United States Steel Corporation;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

----------------------------------------

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  November 8, 2002             /s/ Thomas J. Usher
                               -------------------
                              Thomas J. Usher
                              Chairman, Chief Executive Officer, and
President

I, John P. Surma, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of the United States Steel Corporation;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

----------------------------------------

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  November 8, 2002             /s/ John P. Surma
                               -----------------
                              John P. Surma
                              Vice Chairman and Chief Financial
Officer

NON-AUDIT SERVICES

        During the third quarter 2002, the Audit Committee pre-approved that PricewaterhouseCoopers LLP provide professional services related to audits required for potential asset and business dispositions and corporate tax matters. The aggregate maximum amount approved for these services, which are not required for the audit of
U. S. Steel's annual financial statements, is $1,065,000 plus expenses.

WEBSITE POSTING

     This Form 10-Q will be posted on the U. S. Steel website, www.ussteel.com, within a few days of its filing.