Form 10-K
period 2002-12-31
UNITED STATES STEEL CORP
filed 2003-03-10
CIK 1163302

QuickLinks -- Click here to rapidly navigate through this document

2002

        FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-16811

UNITED STATES STEEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	25-1897152
(State of Incorporation)	(I.R.S. Employer Identification No.)

600 Grant Street, Pittsburgh, PA 15219-2800
(Address of principal executive offices)
 Tel. No. (412) 433-1121
Securities registered pursuant to Section 12 (b) of the Act:*

Title of Each Class

United States Steel Corporation Common Stock, par value $1.00 7% Series B Mandatory Convertible Preferred Shares	10% Senior Quarterly Income Debt Securities

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.    Yes    ☒**    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes    ☒    No    ☐

Aggregate market value of Common Stock held by non-affiliates as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter): $2.0 billion. The amount shown is based on the closing price of the registrant's Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

There were 102,686,272 shares of U. S. Steel Corporation Common Stock outstanding as of February 28, 2003.

Documents Incorporated By Reference:

        Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated into Part III.

*
These securities are listed on the New York Stock Exchange. In addition, the Common Stock is listed on the Chicago Stock Exchange and the Pacific Exchange.
**
The registrant relies on the reporting history of USX Corporation for reports filed prior to January 1, 2002.

NOTE ON PRESENTATION

        United States Steel Corporation ("U. S. Steel" or the "Corporation") owns and operates the former steel businesses of USX Corporation, now named Marathon Oil Corporation ("Marathon"). Prior to December 31, 2001, the businesses of U. S. Steel comprised an operating unit of Marathon. Marathon had two outstanding classes of common stock: USX–Marathon Group common stock, which was intended to reflect the performance of Marathon's energy business, and USX–U. S. Steel Group common stock ("Steel Stock"), which was intended to reflect the performance of Marathon's steel business. On December 31, 2001, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the "Separation"). For additional information about the Separation, see "Financial Statements and Supplementary Data — Notes to Financial Statements — 2. The Separation."

        The accompanying consolidated balance sheets as of December 31, 2002 and 2001, and statements of operations and cash flows for the year ended December 31, 2002, reflect the financial position, results of operations and cash flows of U. S. Steel as a separate, stand-alone entity. Combined statements of operations and of cash flows for each of the two years in the period ended December 31, 2001, represent a carve-out presentation of the businesses comprising U. S. Steel, and are not intended to be a complete presentation of the results of operations and cash flows of U. S. Steel on a stand-alone basis. Marathon's net investment in U. S. Steel represented the combined net assets of the businesses comprising U. S. Steel and was presented in lieu of common stockholders equity.

        For information regarding accounting matters and policies affecting U. S. Steel's financial statements, see "Financial Statements and Supplementary Data — Notes to Financial Statements — 1. Basis of Presentation and — 3. Summary of Principal Accounting Policies" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates." For information regarding dividend limitations and dividend policies affecting holders of U. S. Steel common stock, see "Market for Registrant's Common Equity and Related Stockholder Matters."

        For a Glossary of Certain Defined Terms used in this document, see page 72.

FORWARD-LOOKING STATEMENTS

        Certain sections of U. S. Steel's Form 10-K, particularly Item 1. Business, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, include forward-looking statements concerning trends or events potentially affecting U. S. Steel. These statements typically contain words such as "anticipates," "believes," "estimates," "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional factors affecting the businesses of U. S. Steel, see "Supplementary Data—Disclosures About Forward-Looking Statements".

PART I

Item 1. BUSINESS

        U. S. Steel has five reportable operating segments: Flat-rolled Products ("Flat-rolled"), Tubular Products ("Tubular"), U. S. Steel Kosice ("USSK"), USS Real Estate ("Real Estate") and Straightline Source ("Straightline").

        The Flat-rolled segment includes the operating results of U. S. Steel's domestic integrated steel mills and equity investees involved in the production of sheet, plate and tin mill products. These operations are principally located in the United States and primarily serve customers in the transportation (including automotive), appliance, service center, conversion, container, and construction markets.

        The Tubular segment includes the operating results of U. S. Steel's domestic tubular production facilities and an equity investee involved in the production of tubular goods. These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemical markets.

        The USSK segment includes the operating results of U. S. Steel's integrated steel mill located in the Slovak Republic; a production facility in Germany; operations under facility management and support agreements in Serbia; and equity investees, primarily located in Central Europe. These operations produce and sell sheet, plate, tin, tubular, precision tube and specialty steel products, as well as coke. USSK primarily serves customers in the central and western European construction, conversion, appliance, transportation, service center, container, and oil, gas and petrochemical markets.

        The Straightline segment includes the operating results of U. S. Steel's technology-enabled distribution business that serves steel customers primarily in the eastern and central United States. Straightline competes in the steel service center marketplace using a nontraditional business process to sell, process and deliver flat-rolled steel products in small to medium sized order quantities primarily to job shops, contract manufacturers and original equipment manufacturers across an array of industries.

        The Real Estate segment includes the operating results of U. S. Steel's mineral interests that are not assigned to U. S. Steel Mining LLC ("USS Mining") or to the iron ore operations at Mt. Iron, Minnesota ("Minntac"); timber properties; and residential, commercial and industrial real estate that is managed and developed for sale or lease.

        All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of coal, coke and iron-bearing taconite pellets; transportation services; and engineering and consulting services.

        The following table sets forth the total revenues of U. S. Steel for each of the last three years.

Revenues and other income (Millions)	2002	2001	2000

Revenues by product:
Sheet and semi-finished steel products	$4,048	$3,163	$3,288
Plate and tin mill products	1,057	1,273	977
Tubular products	554	755	754
Raw materials (coal, coke and iron ore)	502	485	626
Other(a)	788	610	445
Income (loss) from investees	33	64	(8)
Net gains on disposal of assets	29	22	46
Other income	43	3	4

Total revenues and other income	$7,054	$6,375	$6,132

    (a)
    Includes revenue from the sale of steel production by-products; transportation services; steel mill products distribution; the management of mineral resources; the management and development of real estate; and engineering and consulting services.

Steel Industry Background and Competition

        The steel industry is cyclical and highly competitive and is affected by excess global capacity, which has restricted price increases during periods of economic growth and led to price decreases during periods of economic contraction. In addition, the steel industry faces competition in many markets from producers of materials such as aluminum, cement, composites, glass, plastics and wood.

        U. S. Steel is the largest integrated steel producer in North America and, through its subsidiary USSK, the largest integrated flat-rolled producer in Central Europe. U. S. Steel competes with many domestic and foreign steel producers. Competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills, which primarily use steel scrap and, increasingly, iron bearing feedstocks as raw materials. Mini-mills generally produce a narrower range of steel products than integrated producers, but typically enjoy certain competitive advantages in the markets in which they compete through lower capital expenditures for construction of facilities and non-unionized work forces with lower total employment costs and more flexible work rules. Mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers of flat-rolled products. Depending on market conditions, the production generated by flat-rolled mini-mills could have an adverse effect on U. S. Steel's selling prices and shipment levels.

        The domestic steel industry is restructuring after many years of oversupply and low prices attributable largely to excess imports, which resulted in significant capacity closures starting in late 2000 and led to the introduction of Section 201 import tariffs in March 2002. The combination of capacity closures, trade restrictions and the imposition of tariffs led to a recovery of steel prices from 20-year lows in late 2001 and early 2002. U. S. Steel benefited in 2002 from reduced domestic supply resulting from the temporary or permanent closure of steelmaking capacity, as well as the Section 201 remedies announced by President Bush on March 5, 2002.

        Despite the trade remedies, steel imports to the United States accounted for an estimated 27% of the domestic steel market in 2002, compared to 24% and 27%, for 2001 and 2000, respectively. In 2002, imports of steel pipe and cold-rolled sheets decreased 16% and 38%, respectively, compared to 2001; and imports of hot-rolled sheets and galvanized sheets increased 61% and 39%, respectively, compared to 2001.

        Remedies under Section 201 of the Trade Act of 1974 became effective for imports entering the U.S. on and after March 20, 2002, and are intended to provide protection against imports from certain countries, but there are products and countries not covered, and imports of these exempt products or of products from these countries may still have an adverse effect upon U. S. Steel's revenues and income. Through August 2002, the U.S. Department of Commerce and the Office of the United States Trade Representative had granted exclusions from the Section 201 remedies for many products, and another round of processing requests for exclusion is in process. The exclusions impact a number of products produced by U. S. Steel and have weakened the protection initially provided by this relief. Additionally, as initially imposed, the remedies decrease each year they are in effect. For flat-rolled products, the tariff decreases from 30% in the first year to 24% in the second year and 16% in the third year, and the quota for slab imports that can enter the United States without imposition of the Section 201 tariff increases from 5.4 million net tons in the first year to 5.9 million net tons in the second year and 6.4 million net tons in the third year, although the quantity of slabs that can actually enter the country free of tariffs is substantially larger than that amount due to exemptions of various slab products and exemptions of certain countries that ship slabs. Various countries have challenged President Bush's action with the World Trade Organization ("WTO") and have taken other actions responding to the Section 201 remedies. The WTO is expected to announce its initial decision on the challenges filed against the Section 201 action by April 2003. In addition, as provided by President Bush when he announced the Section 201 action in March 2002, the U.S. International Trade Commission will conduct a mid-term review in the third quarter of 2003 and recommend to the

President whether the remedies should remain in effect. At the same time, the Bush Administration has continued discussions at the Organization of Economic Cooperation and Development aimed at the reduction of inefficient steel production capacity and the elimination and limitation of certain subsidies to the steel industry throughout the world.

        On March 31, 2002, the Canadian International Trade Tribunal ("CITT") initiated a safeguard inquiry to determine whether imports of certain steel goods from countries, including the U.S., had injured the Canadian steel industry. On July 5, 2002, the CITT announced its determination that the Canadian steel industry had been injured by reason of imports of certain products including the following which are made by U. S. Steel: cut-to-length plate, cold-rolled steel sheet and standard pipe up to 16" o.d. On August 20, 2002, the CITT announced that it was recommending as a remedy a three-year quota, with tariffs imposed on tonnages exceeding the quota. This resulted in quota levels for the U.S. which are lower than 2001 shipments. For shipments exceeding the quota levels, tariffs would be imposed ranging from 15-25% in the first year, 11-18% in the second year and 7-12% in the third year. The CITT's remedy recommendations were forwarded to the Ministry of Finance, but a final decision regarding a remedy has not yet been made.

        U. S. Steel's domestic businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel's competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. For further information, see "Legal Proceedings — Environmental Proceedings" on page 21 and "Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page 46.

        USSK does business primarily in Central and Western Europe and is subject to market conditions in those areas which are influenced by many of the same factors which affect domestic markets, as well as matters peculiar to international markets such as quotas and tariffs. USSK is affected by the worldwide overcapacity in the steel industry and the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. In particular, USSK is subject to economic conditions and political factors in Europe, which if changed could negatively affect its results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, and quotas, tariffs and other protectionist measures. USSK is also subject to foreign currency exchange risks because its revenues are primarily in euros and its costs are primarily in Slovak koruna and U. S. dollars.

        On December 20, 2001, the European Commission commenced an anti-dumping investigation concerning hot-rolled coils imported into the European Union ("EU") from the Slovak Republic and five other countries. On January 20, 2003, the Commission issued a final disclosure advising of its determinations relative to the dumping and injury margins applicable to those imports. The Commission's findings set the dumping margin applicable to those imports at 25.8% and the injury margin at 18.6%. USSK is currently in discussions with the Commission regarding the possibility of entering into a price undertaking agreement which would set minimum prices for future shipments of hot-rolled coils into the EU. If no price undertaking agreement is reached, at the conclusion of these proceedings (which must occur by March 20, 2003), duties equal to the injury margin of 18.6% will be imposed upon hot-rolled coils shipped by USSK into the EU. All anti-dumping measures, including any price undertaking agreement, will be terminated at such time that Slovakia becomes a member of the EU, which is currently anticipated to occur in May 2004.

        Definitive measures were recently announced in a separate safeguard trade action commenced by the European Commission. In that proceeding, which is similar to the U.S. Section 201 proceedings, quota/tariff measures were announced relative to the import of certain steel products into the EU. USSK is impacted by the quota/tariff measures on four products: non-alloy hot-rolled coils, hot-rolled strip, hot-rolled sheet and cold-rolled flat products. Shipment quotas were set for all four products. The shipment quotas applicable to the first year of the measure were set at 10% above the average shipments during the period 1999-2001. An additional 5% will be added to the shipment quotas applicable to the remainder of the safeguard measure period. The shipment quotas on all products, other than non-alloy hot-rolled coils, are country-specific. The non-alloy hot-rolled coil quota is a global quota. If the shipment quotas are exceeded, tariffs will be imposed. The tariffs which would apply to shipments into the EU through March 28, 2003, are 17.5% for non-alloy hot-rolled coils and 26% for the other three products. For the period March 29, 2003, through March 28, 2004, these tariffs will be reduced to 15.7% and 23.4%, respectively. On March 29, 2004, these tariffs will again be reduced to 14.1% and 21.0%, respectively. The safeguard measures are scheduled to expire on March 28, 2005. These measures will be terminated at such time that Slovakia becomes a member of the EU.

        Safeguard proceedings similar to those pursued by the European Commission have recently been commenced by Poland, Hungary and the Czech Republic. Provisional quota/tariff measures have been imposed in Poland and Hungary. To date, the Czech Republic has neither imposed provisional safeguard measures nor announced definitive measures.

        The impact on USSK of these trade actions in the EU and Central Europe cannot be predicted at this time. However, in light of market opportunities elsewhere, recent developments in the EU hot-rolled coil anti-dumping case and USSK's experience operating under the safeguard measures in place in the EU, Poland and Hungary, it appears unlikely that these matters will have a material adverse affect on USSK's operating profit in 2003.

Business Strategy

        U. S. Steel's business strategy is to grow its investment in high-end finishing assets, to expand globally and to continually reduce costs. In North America, U. S. Steel is focused on providing value-added steel products to its target markets where management believes that U. S. Steel's leadership position, production and processing capabilities and technical service provide a competitive advantage. These products include advanced high strength steel and coated sheets for the automotive and appliance industries, sheets for the manufacture of motors and electrical equipment, higher strength plate products, improved tin mill products for the container industry and oil country tubular goods. U. S. Steel continues to enhance its value-added businesses through the upgrading and modernization of its key production facilities. Recent modernization projects include, for the automotive industry—the vacuum degassing facilities at Mon Valley Works and USSK, the second hot-dip galvanizing line at PRO-TEC Coating Company ("PRO-TEC"), the Fairless Plant galvanizing line upgrade, the cold reduction mill upgrades at Gary Works and Mon Valley Works and construction of an automotive technical center in Detroit, Michigan; for the construction industry—the dual coating lines at Fairfield Works and Mon Valley Works; for the tubular market—the Fairfield Works pipemill upgrade, acquiring full ownership of Lorain Tubular and the construction of a quench and temper line at Lorain Tubular, which is expected to be completed late in the third quarter of 2003; and for the plate market—the heat treat facility at the Gary Works plate mill. Also, a new pickle line was built at the Mon Valley Works to replace three older and less efficient facilities.

        U. S. Steel continues to be interested in participating in consolidation of the domestic steel industry as part of its focus on growing its investment in high-end finishing assets, if it would be beneficial to customers, shareholders, creditors and employees. Among the factors that would impact U. S. Steel's participation in consolidation are the nature and extent of relief from the burden of obligations related to existing retirees from other domestic steel companies, which may come through the bankruptcy process or otherwise, the terms of a new labor agreement and progress in President Bush's program to address worldwide steel overcapacity.

        Through its November 2000 purchase of USSK, which owns the steel producing operations and related assets formerly held by VSZ, a.s. in the Slovak Republic, U. S. Steel initiated a major offshore expansion and followed many of its customers into the European market. U. S. Steel's objective is to use USSK as a base for expansion in growing central and western European markets. U. S. Steel continues to explore additional opportunities for investment in Central and Western Europe to serve those customers who are seeking worldwide supply arrangements. U. S. Steel has a long range strategy to operate a global company, integrating its European and domestic operations to best serve customers.

        U. S. Steel has a commitment to continuously reduce costs and previously announced a plan to reduce domestic costs by $30 per ton over a three-year period beginning with 2002. Currently, domestic operations are ahead of this plan, which should ultimately result in annual operating savings of over $300 million, from 2001 levels, by the end of 2004. USSK also has a cost reduction program that has reduced costs by more than $30 per ton since USSK's acquisition in November 2000.

        U. S. Steel has also entered into a number of joint ventures with domestic and foreign partners to take advantage of market or manufacturing opportunities in the sheet, tin mill, tubular and plate consuming industries.

        The following table lists products and services by facility or business unit:

Domestic Operations
Gary Works	Sheets; Tin Mill; Plates; Coke
Mon Valley Works	Sheets
Fairfield Works	Sheets; Tubular
USS-POSCO Industries(a)	Sheets; Tin Mill
East Chicago Tin	Tin Mill
PRO-TEC Coating Company(a)	Galvanized Sheets
Worthington Specialty Processing(a)	Steel processing
Double Eagle Steel Coating Company(a)	Electrogalvanized Sheets
Olympic Laser Processing(a)	Steel processing
Acero Prime, S.R.L. de CV(a)	Steel processing; Warehousing
Lorain Tubular	Tubular
Delta Tubular Processing(a)	Tubular processing
USS Real Estate	Administration of mineral interests and timber properties; Real estate development, sales, leasing and management
Straightline Source	Steel mill products distribution
Clairton	Coke
Clairton 1314B Partnership(a)	Coke
Transtar Inc.	Transportation
Minntac	Taconite Pellets
USS Mining	Coal
UEC Technologies LLC	Engineering and consulting services
International Operations
U. S. Steel Kosice	Sheets; Tin Mill; Plates; Coke
Walzwerke Finow	Precision steel tubes; specialty shaped sections
Rannila Kosice(a)	Color coated profile and construction products
  (a)
  Equity investee

        During 2002 and early 2003, U. S. Steel took several significant actions to implement its business strategy. On April 10, 2002, U. S. Steel announced that it had signed a letter of intent to sell all of the coal and related assets associated with USS Mining's West Virginia and Alabama mines. U. S. Steel and the purchaser continue discussions.

        On January 9, 2003, U. S. Steel announced that it had signed an Asset Purchase Agreement ("APA") with National Steel Corporation ("National") to acquire substantially all of National's steelmaking and finishing assets for approximately $950 million, which includes the assumption of approximately $200 million of liabilities. Management believes that the acquisition of National would significantly increase U. S. Steel's value-added production capabilities and enhance U. S. Steel's ability to serve the needs of North American customers in the automotive, container, appliance and construction industries. The closing of the agreement with National was contingent on, among other things, the approval of the Bankruptcy Court for the Northern District of Illinois, Eastern Division, and the execution and ratification of a new labor agreement with the United Steelworkers of America ("USWA") with respect to the steelworkers at the National facilities to be acquired.

        On January 30, 2003, National announced that it had signed an agreement with another party, under which National would sell substantially all of its assets, including its pellet-making facility, for $1,125 million, consisting of cash and the assumption of approximately $200 million of liabilities. The closing of the agreement between National and the other party is contingent on, among other things, the approval of the Bankruptcy Court and the execution and ratification of a new labor agreement with the USWA with respect to the steelworkers at the National facilities to be acquired. The U.S. Bankruptcy Court in Chicago established an auction period for National Steel's assets that began on February 6, 2003, and will end on April 7, 2003.

        On February 10, 2003, U. S. Steel announced that it would immediately begin bargaining with the USWA to reach a new, progressive labor contract covering facilities now owned by bankrupt National as well as the USWA-represented plants of U. S. Steel. U. S. Steel remains interested in acquiring the assets of National if it is able to reach a new labor agreement with the USWA for the steelworkers at the National facilities and acquire the assets at a price that it views to be appropriate in light of conditions in the steel and financial markets at the time of the auction. U. S. Steel is in discussions with the USWA regarding such a labor agreement, as well as other matters, including our mutual interest in encouraging consolidation in the North American integrated steel industry. U. S. Steel also continues to evaluate other potential domestic acquisitions. Management cannot assure that U. S. Steel will participate in or prevail at the auction for National's assets.

        U. S. Steel expanded its presence in Central Europe in 2002 by entering into toll processing and other agreements with Sartid a.d. ("Sartid") that are discussed in detail on page 14. Also, on February 10, 2003, U. S. Steel submitted an indicative, non-binding proposal to the Government of Poland for the purchase of Polskie Huty Stali S.A. ("PHS"), the government-owned steel company. In accordance with its confidentiality agreement with the Polish Government, U. S. Steel did not disclose the terms of its offer. On February 18, 2003, U. S. Steel was advised that it had been admitted to the next round of the privatization process. The Polish Government has indicated its desire to complete the privatization by September 30, 2003. Earlier this year four of Poland's steel mills, including the two largest integrated facilities, were consolidated under PHS, which currently has annual raw steel production capability of approximately 9.0 million tons. PHS's steelmaking capability is expected to be reduced as a result of negotiations related to Poland's accession into the EU. PHS primarily produces blooms, rails, wire and other long products, as well as plate and sheet products.

Domestic Operations

        Our domestic operations include plants that produce steel products in a variety of forms and grades. Raw steel production was 11.5 million tons in 2002, compared with 10.1 million tons in 2001 and 11.4 million tons in 2000. Raw steel production averaged 90% of capability in 2002, compared with 79% of capability in 2001 and 89% of capability in 2000. U. S. Steel's stated annual raw steel production capability for domestic operations was 12.8 millions tons for 2002, 2001 and 2000 (7.5 million at Gary Works, 2.9 million at Mon Valley Works, and 2.4 million at Fairfield Works).

        Flat-rolled shipments were 9.9 million tons in 2002, 8.8 million tons in 2001 and 9.6 million tons in 2000. Tubular shipments were 0.8 million tons in 2002, 1.0 million tons in 2001 and 1.1 million tons in 2000. Exports accounted for approximately 5% of U. S. Steel's domestic shipments in 2002, 2001 and 2000.

        The following tables set forth steel shipment data for U. S. Steel domestic operations by major markets and products for each of the last three years. Such data does not include shipments by joint ventures and other investees of U. S. Steel accounted for by the equity method, or shipments by Straightline.

Steel Shipments By Market and Product (domestic production only)

	Sheets & Semi-finished Steel	Plate & Tin Mill Products	Tubular Products	Total
Major Market — 2002
(Thousands of Net Tons)
Steel Service Centers	2,038	624	11	2,673
Further Conversion:
Trade Customers	812	464	35	1,311
Joint Ventures	1,550	—	—	1,550
Transportation (Including Automotive)	1,057	160	5	1,222
Containers	186	677	—	863
Construction and Construction Products	737	143	—	880
Oil, Gas and Petrochemicals	—	58	589	647
Export	359	10	132	501
All Other	943	82	1	1,026

TOTAL	7,682	2,218	773	10,673

Major Market — 2001
(Thousands of Net Tons)
Steel Service Centers	1,649	761	11	2,421
Further Conversion:
Trade Customers	718	429	6	1,153
Joint Ventures	1,328	—	—	1,328
Transportation (Including Automotive)	964	176	3	1,143
Containers	154	625	—	779
Construction and Construction Products	626	168	—	794
Oil, Gas and Petrochemicals	—	65	830	895
Export	316	35	171	522
All Other	656	109	1	766

TOTAL	6,411	2,368	1,022	9,801

Major Market — 2000
(Thousands of Net Tons)
Steel Service Centers	1,636	646	33	2,315
Further Conversion:
Trade Customers	742	428	4	1,174
Joint Ventures	1,771	—	—	1,771
Transportation (Including Automotive)	1,206	248	12	1,466
Containers	182	520	—	702
Construction and Construction Products	778	158	—	936
Oil, Gas and Petrochemicals	—	35	938	973
Export	346	41	157	544
All Other	748	126	1	875

TOTAL	7,409	2,202	1,145	10,756

Flat-rolled

        Flat-rolled produces sheet, plate and tin mill products; sheet products include hot-rolled, cold-rolled and coated. Value-added cold-rolled and coated products comprised 64% of Flat-rolled's sheet shipments in 2002. Flat-rolled's sheet customer base includes automotive, appliance, service center, conversion and construction customers. U. S. Steel has long standing relationships with many of its customers, as do its joint ventures.

        In recent years, U. S. Steel has made a number of key investments directed toward the automotive industry, including upgrades to its steelmaking facilities to increase its capacity for both high strength and highly formable steels, upgrades to the Fairless galvanizing line to produce automotive quality product and construction of an automotive technical center in Michigan to enhance its product development capability. In addition, a number of U. S. Steel's joint ventures expanded their automotive supply capability, most notably PRO-TEC, which now has annual hot-dipped galvanizing capability of 1.0 million tons per year. U. S. Steel's development in advanced high strength steel has been described as the best and broadest portfolio in North America.

        The plate and tin mill products businesses complement the larger steel sheet business by producing specialized products for specific markets.

        U. S. Steel's plate business is located within the Gary Works complex and is a major supplier to the transportation, industrial, agricultural, and construction equipment markets. Its modern plate heat-treating facilities provide customers with specialized plates for critical applications.

        U. S. Steel supplies a full line of tin plate and tin-free steel ("TFS") products, primarily used in the container industry. U. S. Steel's acquisition of East Chicago Tin in 2001 has provided operating synergies and the opportunity to better serve customers. Coupled with USSK's tin capability, U. S. Steel anticipates being in a prime position to service customers who have a global presence.

        U. S. Steel participates directly and through subsidiaries in a number of joint ventures which are included in Flat-rolled. All such joint ventures are accounted for under the equity method. Certain of the joint ventures and other investments are described below, all of which are 50% owned except Acero Prime, S.R.L. de CV ("Acero Prime"), in which U. S. Steel holds a 44% interest. For financial information regarding joint ventures and other investments, see "Financial Statements and Supplementary Data — Notes to Financial Statements — 15. Investments and Long-Term Receivables."

        U. S. Steel and Pohang Iron & Steel Co., Ltd. ("POSCO") of South Korea participate in a joint venture, USS-POSCO Industries ("USS-POSCO"), which owns and operates the former U. S. Steel plant in Pittsburg, California. The joint venture markets high quality sheet and tin mill products, principally in the western United States. USS-POSCO produces cold-rolled sheets, galvanized sheets, tin plate and TFS from hot bands principally provided by U. S. Steel and POSCO. On May 31, 2001, a fire damaged USS-POSCO's facilities. The start-up in the first quarter of 2002 included the commissioning and subsequent operation of a rebuilt pickle line and cold mill unit. Total shipments by USS-POSCO were 1.2 million tons in 2002.

        U. S. Steel and Kobe Steel, Ltd. participate in a joint venture, PRO-TEC, which owns and operates two hot-dip galvanizing lines in Leipsic, Ohio. The first galvanizing line commenced operations in early 1993. In November 1998, operations commenced on a second hot-dip galvanizing line which expanded PRO-TEC's capability nearly 400,000 tons a year to 1.0 million tons annually. Total shipments by PRO-TEC were 1.1 million tons in 2002.

        U. S. Steel and Worthington Industries, Inc. participate in a joint venture known as Worthington Specialty Processing, which operates a steel processing facility in Jackson, Michigan. The plant is operated by Worthington Industries, Inc. The facility contains state-of-the-art technology capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. In 2002, Worthington Specialty Processing shipments were 250 thousand tons.

        U. S. Steel and Rouge Steel Company participate in Double Eagle Steel Coating Company ("DESCO"), a joint venture which operates an electrogalvanizing facility located in Dearborn, Michigan. This facility enables U. S. Steel to supply the automotive demand for steel with corrosion resistant properties. The facility can coat both sides of sheet steel with free zinc or zinc alloy coatings. Availability of the facility is shared equally by the partners. On December 15, 2001, production at DESCO was halted due to a fire. The facility restarted operations on September 10, 2002, with full operating levels achieved by December 2002. In 2002, DESCO produced 163 thousand tons of electrogalvanized steel.

        U. S. Steel and Olympic Steel, Inc. participate in a 50-50 joint venture to process laser welded sheet steel blanks at a facility in Van Buren, Michigan. The joint venture conducts business as Olympic Laser Processing. Laser welded blanks are used in the automotive industry for an increasing number of body fabrication applications. U. S. Steel is the venture's primary customer and is responsible for marketing the laser-welded blanks. In 2002, Olympic Laser Processing shipped 1.7 million parts.

        U. S. Steel, through its wholly owned subsidiary, U. S. Steel Export Company de Mexico, along with Feralloy Mexico, S.R.L. de C.V., and Intacero de Mexico, S.A. de C.V., participate in a joint venture, Acero Prime, which operates slitting and warehousing facilities in San Luis Potosi, Mexico. In 2001, an expansion project was completed which involved the construction of a 60,000 square-foot addition that doubled the facility's size and total warehousing capacity. A second slitting line was installed as part of the project. Also, a new 70,000 square-foot, in-bond warehouse facility was built in Coahuilla state in Ramos Arizpe. The warehouse stores and manages coil inventories.

        As previously discussed, on January 9, 2003, U. S. Steel announced that it had signed an APA with National to acquire substantially all of National's steelmaking and finishing assets. National is engaged in the production and sale of a wide variety of flat-rolled steel products, including hot-rolled, cold-rolled, galvanized, tin and chrome plated. (See discussion on page 8.)

Tubular

        U. S. Steel's tubular production facilities are located at Fairfield, Alabama; Lorain, Ohio; and McKeesport, Pennsylvania and produce both seamless and electric resistance weld tubular products. U. S. Steel supplies over 50% of the domestic market for seamless standard and line pipe and 25% of the domestic market for oil country tubular goods. With the successful conversion in 1999 of the Fairfield piercing mill to process rounds plus the acquisition of the remaining 50% interest in Lorain Tubular, U. S. Steel has the capability to produce 1.6 million tons of tubular products in the 5 million ton tubular markets it serves. A quench and temper line is currently under construction at Lorain Tubular and commissioning is expected to occur late in the third quarter of 2003.

        U. S. Steel, through a wholly owned subsidiary, USS Tubular Processing, Inc., and Camp Hill Tubular Processing Corporation participate in a 50-50 joint venture partnership known as Delta Tubular Processing. The partnership was established in 1989 and is located in Houston, Texas. The facility is capable of forging (upsetting), heat treating, and threading tubular product to serve the oil country tubular market.

Straightline

        Straightline specializes in the distribution of processed, flat-rolled steel products to companies of all sizes that do not typically buy steel products directly from steel producers. Through its integrated systems and its network of processors, steel suppliers and transportation carriers, Straightline operates in 34 states from Maine to Florida in the East, and through Minnesota to Texas in the central United States. This network allows Straightline to hold inventory and perform processing close to the customers' operations. U. S. Steel believes this approach provides the opportunity to lower the total cost of procurement for job shops, contract manufacturers and original equipment manufacturers across an array of industries.

Real Estate

        Real Estate manages U. S. Steel's mineral interests that are not assigned to USS Mining or to Minntac, timber properties and real estate assets. These assets and properties include approximately 300,000 acres of surface rights and 1,500,000 acres of mineral rights in 14 states. Income is derived primarily from mineral royalties, the sale of developed and undeveloped land, and real estate leases. The primary sources of mineral royalties are from leases to produce coal and coal seam gas in Alabama. Real estate development and sales occur over approximately 20,000 acres of residential, commercial and industrial development and brownfield industrial redevelopment principally in Alabama, Pennsylvania and Maryland. Undeveloped land sales occur primarily in Alabama, Michigan, Minnesota and Wisconsin. Real estate lease income is derived from various leases primarily in Pennsylvania and Alabama.

Other Businesses

        U. S. Steel and its wholly owned subsidiary, USS Mining, have domestic coal properties with proven and probable bituminous coal reserves of approximately 775 million short tons at year-end 2002. The reserves are of metallurgical and steam quality in approximately equal proportions. They are located in Alabama, Illinois, Indiana, Pennsylvania, Tennessee and West Virginia. Approximately 94% of the reserves are owned, and the balance are leased. The leased properties are covered by leases which expire in 2005 and 2012. USS Mining's coal production was 5.5 million tons in 2002, compared with 4.8 million tons in 2001 and 5.1 million tons in 2000.

        U. S. Steel has coke production facilities at Clairton Works and Gary Works. Clairton is comprised of nine coke batteries owned and operated by U. S. Steel and an additional three coke batteries that are operated for the Clairton 1314B Partnership, L.P. ("1314B Partnership"), which is discussed below. Clairton (including the 1314B Partnership) produces coke for the domestic steel industry and produced 4.5 million tons of coke in 2002, 4.3 million tons in 2001 and 4.5 million tons in 2000. Approximately 30 percent of annual production is consumed by U. S. Steel facilities and the remainder is sold to other domestic steel producers. Some of the coke oven gas produced at the batteries is consumed by U. S. Steel's Mon Valley Works and coke by-products are sold to the chemicals and raw materials industries. Gary Works has four operating coke batteries which produced 2.1 million tons in 2002, and 2.0 million tons in 2001 and 2000. All of the coke produced at Gary Works is consumed internally. Gary Works also consumes a portion of the coke oven gas it produces and sells coke by-products.

        U. S. Steel controls domestic iron ore properties having proven and probable iron ore reserves in grades subject to beneficiation processes in commercial use by U. S. Steel domestic operations of approximately 764 million short tons at year-end 2002, substantially all of which are iron ore concentrate equivalents available from low-grade iron-bearing materials. All reserves are located in Minnesota. Approximately 38 percent of these reserves are owned and the remaining 62 percent are leased. Most of the leased reserves are covered by a lease expiring in 2058 and the remaining leases have expiration dates ranging from 2021 to 2026. U. S. Steel's iron ore operations at Minntac produced 16.4 million net tons of taconite pellets in 2002, 14.2 million net tons in 2001 and 16.2 million net tons in 2000. Taconite pellet shipments were 16.2 million tons in 2002, compared with 14.9 million tons in 2001 and 15.0 million tons in 2000.

        U. S. Steel owns 100% of Transtar, Inc. Transtar and its subsidiaries (the EJ&E Railroad in Illinois; Lake Terminal Railroad in Ohio; Union Railroad and McKeesport Connecting Railroad in Pennsylvania; and the Birmingham Southern Railroad, Fairfield Southern Railroad, Mobile River

Terminal, and Warrior and Gulf Navigation all located in Alabama) comprise U. S. Steel's transportation business. Transtar provides rail and barge transportation services to a number of U. S. Steel's domestic facilities as well as other domestic customers in the steel, coal, chemicals, oil refining and forest production industries.

        UEC Technologies LLC, a wholly owned subsidiary of U. S. Steel, sells technical services worldwide to the steel, mining, chemical and related industries. Together with its subsidiary companies, it provides engineering and consulting services for facility expansions and modernizations, operating improvement projects, integrated computer systems, coal and lubrication testing and environmental projects.

        U. S. Steel is the sole general partner of and owns an equity interest in the 1314B Partnership. As general partner, U. S. Steel is responsible for operating and selling coke and by-products from the partnership's three coke batteries located at U. S. Steel's Clairton Works. U. S. Steel's share of profits and losses during 2002 was 1.75%, except for its share of depreciation and amortization, which increased to 45.75% in April of 2002. On January 1, 2003, U. S. Steel's share of all profit and losses increased to 45.75%. The partnership at times had operating cash shortfalls in 2002 and 2001 that were funded with loans from U. S. Steel. There were no outstanding loans with the partnership at December 31, 2002, and $3 million was outstanding at December 31, 2001. U. S. Steel may dissolve the partnership under certain circumstances including if it is required to make equity investments or loans in excess of $150 million to fund such shortfalls.

        U. S. Steel owns a 16% investment in Republic Technologies International, LLC ("Republic"). On April 2, 2001, Republic filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Republic was a major purchaser of raw materials from U. S. Steel and the primary supplier of rounds for Lorain Tubular. Republic continued to supply Lorain Tubular since filing for bankruptcy until August 2002 when it sold substantially all of its assets to Republic Engineered Products LLC ("the New Company"). U. S. Steel does not have an ownership interest in the New Company, which continues as a major purchaser of raw materials and as the primary supplier of rounds for Lorain Tubular. At December 31, 2002, U. S. Steel had no remaining financial exposure to Republic.

        As previously mentioned, during 2002, U. S. Steel signed letters of intent to sell all of the coal and related assets associated with USS Mining's West Virginia and Alabama mines. The coal and related assets to be sold include approximately 17% of U. S. Steel's recoverable coal reserves. See Supplementary Information on Mineral Reserves Other Than Oil and Gas (Unaudited) on page F-42.

International Operations

USSK

        In November 2000, U. S. Steel acquired USSK, headquartered in Kosice in the Slovak Republic, which owns the steelmaking operations and related assets formerly held by VSZ, a.s., making U. S. Steel the largest flat-rolled producer in Central Europe. Currently, USSK has annual steelmaking capability of 5.0 million net tons and produces and sells sheet, plate, tin, tubular, precision tube and specialty steel products, as well as coke. USSK's strategy is to serve existing U. S. Steel customers in Central and Western Europe, grow its customer base in these regions, and advance USSK to be a leading European steel producer and the prime supplier of flat-rolled steel to growing central and western European markets.

        USSK produces steel products in a variety of forms and grades. In 2002, USSK raw steel production was 4.4 million tons. USSK has three blast furnaces, two steel shops with two vessels each, a dual strand caster attached to each steel shop, a hot strip mill, a cold rolling mill, two pickling lines, two galvanizing lines, a tin coating line, two dynamo lines, a color coating line and two coke batteries. During 2002, USSK started up a vacuum degassing facility to increase its capability to produce steel grades required for high-value applications, and is currently installing a continuous annealing line and a second tin coating line to expand its supply of tin mill products. Construction of a third dynamo line has begun, with start-up scheduled to occur in 2004. USSK's steel shipments totaled 3.9 million net tons in 2002.

        In addition, USSK owns 100% of Walzwerk Finow GmbH, located in eastern Germany, which produces and ships about 90,000 tons per year of welded precision steel tubes and cold-rolled specialty shaped sections from both cold-rolled and hot-rolled product supplied primarily by USSK. USSK also has facilities for manufacturing heating radiators and spiral weld pipe.

        A majority of product sales by USSK are denominated in euros while only a small percentage of expenditures are in euros. In addition, most interest and debt payments are in U.S. dollars and the majority of other spending is in U.S. dollars and Slovak koruna. This results in exposure to currency fluctuations. U. S. Steel continually evaluates the currency mix of USSK's cash flows. Significant changes in currency mix, such as Slovakia's admission to the EU and adoption of euro currency, could result in a change in the functional currency from U.S. dollars to euros in the future.

        Ranilla Kosice, s.r.o., which is 49% owned by USSK and 51% owned by Rautaruukki Oyj, processes coated sheets, both galvanized and painted, into various forms which are primarily used in the construction industry. USSK supplies most of Rannila Kosice's raw materials; however, Rannila Kosice markets its own finished products.

        Beginning in March 2002 and continuing throughout the year, USSK entered into various commercial arrangements with Sartid, an integrated steel company with facilities located in Smederevo and Sabac in the Republic of Serbia. Tolling agreements provide for the conversion of cold-rolled full hard into tin-coated products, and raw materials into hot-rolled bands and other finished products. USSK retains ownership of these materials and markets all of the finished products. A facility management agreement requires USSK to provide management oversight of Sartid's tin processing facilities in Sabac.

        On July 30, 2002, Sartid was placed into bankruptcy and shortly thereafter the bankruptcy administrator affirmed USSK's agreements with Sartid. At the request of the bankruptcy administrator, a Commercial and Technical Support Agreement was entered into on November 8, 2002, between USSK and the bankruptcy administrator, under which USSK has been retained to provide commercial, technical and financial support as necessary to assist the bankruptcy administrator in the operation of the Smederevo Facility.

        In addition, U. S. Steel continues to explore possibilities for involvement in the restructuring of Sartid. Sartid's steel production has averaged 500,000 tons per year during the past two years, which is substantially below design capacity due to Sartid's financial difficulties. U. S. Steel believes that with needed rehabilitation and investments, Sartid's long-term raw steelmaking capability could be increased to slightly more than 2 million tons per year. Sartid primarily produces sheet products and its tinning facility has an annual capability of 130,000 tons.

        As previously discussed, U. S. Steel is also exploring opportunities in Poland. (See discussion on page 8.)

        The following tables set forth steel shipment data for USSK by major markets and products for 2002, 2001 and the period following the acquisition in November 2000.

Steel Shipments By Market and Product (USSK production only — excludes Rannila Kosice)

	Sheets & Semi-finished Steel	Plate & Tin Mill Products	Tubular Products	Total
Major Market — 2002
(Thousands of Net Tons)
Steel Service Centers	528	85	—	613
Further Conversion:
Trade Customers	942	114	—	1,056
Joint Ventures	—	20	—	20
Transportation (Including Automotive)	198	34	31	263
Containers	134	155	—	289
Construction and Construction Products	936	12	68	1,016
Oil, Gas and Petrochemicals	—	—	32	32
All Other	469	184	7	660

TOTAL	3,207	604	138	3,949

Major Market — 2001
(Thousands of Net Tons)
Steel Service Centers	398	94	—	492
Further Conversion:
Trade Customers	944	14	—	958
Joint Ventures	—	30	—	30
Transportation (Including Automotive)	165	—	29	194
Containers	93	141	—	234
Construction and Construction Products	904	59	71	1,034
Oil, Gas and Petrochemicals	1	134	33	168
All Other	432	167	5	604

TOTAL	2,937	639	138	3,714

Major Market — 2000 (from November 24, 2002)
(Thousands of Net Tons)
Steel Service Centers	33	20	—	53
Further Conversion:
Trade Customers	64	6	—	70
Joint Ventures	—	2	—	2
Transportation (Including Automotive)	10	—	3	13
Containers	6	11	—	17
Construction and Construction Products	66	10	6	82
Oil, Gas and Petrochemicals	—	22	2	24
All Other	27	28	1	56

TOTAL	206	99	12	317

Property, Plant and Equipment Additions

        For property, plant and equipment additions, including capital leases, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity — Cash Flows — Capital Expenditures" and "Financial Statements and Supplementary Data — Notes to Financial Statements — 9. Supplemental Cash Flow Information."

Employees

        The average number of active U. S. Steel domestic employees during 2002 was 20,351. The average number of active USSK employees during 2002 was 15,900. Currently, substantially all domestic hourly employees of our steel, coke and taconite pellet facilities are covered by a collective bargaining agreement with the USWA which expires in August 2004, and includes a no-strike provision. As previously discussed, on February 10, 2003, U. S. Steel announced that it would immediately begin bargaining with the USWA to reach a new, progressive labor contract, covering facilities now owned by bankrupt National, as well as the USWA-represented plants of U. S. Steel. Other domestic hourly employees (for example, those engaged in coal mining and transportation activities) are represented by the United Mine Workers of America, USWA and other unions. In addition, most employees of USSK are represented by the union OZ Metalurg under a collective bargaining agreement expiring February 2004, which is subject to annual wage negotiations.

Available Information

        U. S. Steel's Internet address is www.ussteel.com. U. S. Steel posts its annual reports on Form 10-K, its quarterly reports on Form 10-Q and its proxy statement to its web site as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission. U. S. Steel also posts all press releases and earnings releases to its web site.

        All other filings are available via a direct link on the U. S. Steel web site to the EDGAR system.

Other Information

        Information on revenues and income (loss) of the reportable segments and Other Businesses and on revenues and other income and assets by geographic area are set forth in "Financial Statements and Supplementary Data — Notes to Financial Statements — 8. Segment Information."

        For significant operating data for U. S. Steel for each of the last five years, see "Five-Year Operating Summary" on pages F-44 and F-45.

Environmental Matters

        U. S. Steel maintains a comprehensive environmental policy overseen by the Corporate Governance and Public Policy Committee of the U. S. Steel Board of Directors. The Environmental Affairs organization has the responsibility to ensure that U. S. Steel's operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Executive Environmental Committee, which is comprised of officers of U. S. Steel, is charged with reviewing its overall performance with various environmental compliance programs. Also, U. S. Steel, largely through the American Iron and Steel Institute, continues its involvement in the development of various air, water, and waste regulations with federal, state and local governments concerning the implementation of cost effective pollution reduction strategies.

        The domestic businesses of U. S. Steel are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act ("CAA") with respect to air emissions; the Clean Water Act ("CWA") with respect to water discharges; the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances. In addition, all states where U. S. Steel operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been promulgated or in certain instances are undergoing revision. These environmental laws and regulations, particularly the CAA, could result in substantially increased capital, operating and compliance costs.

        For a discussion of environmental capital expenditures and the cost of compliance for air, water, solid waste and remediation, see "Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page 46 and "Legal Proceedings — Environmental Proceedings" on page 21.

        U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet CAA obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel's products and services, operating results will be adversely affected. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel's competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. For further information, see "Legal Proceedings — Environmental Proceedings" on page 21, and "Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page 46.

        Slovak standards relative to air, water and solid waste pollution are set by statute and these standards are similar to those in the United States and the EU. USSK is in material compliance with these standards. USSK's environmental expenses in 2002 included usage fees, permit fees and/or penalties totaling approximately $5 million. There are no legal proceedings pending against USSK involving environmental matters. USSK's capital spending commitment to the Slovak government includes expenditures sufficient to bring USSK into compliance with all EU environmental standards by 2005.

        The 1997 Kyoto Global Climate Change Agreement ("Kyoto Protocol") produced by the United Nations Convention on Climate Change, if ratified by the U.S. Senate, would require restrictions on greenhouse gas emissions in the United States. Options that could be considered by federal regulators to force the reductions necessary to meet these restrictions could escalate energy costs and thereby increase steel production costs. Until action is taken by the U.S. Senate to ratify the Kyoto Protocol or to implement some other program to address greenhouse gas emissions, it is not possible to estimate the effect this may have on U. S. Steel.

Air

        The CAA imposed more stringent limits on air emissions, established a federally mandated operating permit program and allowed for enhanced civil and criminal enforcement sanctions. The principal impact of the CAA on U. S. Steel is on the cokemaking and primary steelmaking operations of U. S. Steel, as described in this section. The coal mining operations and sales of USS Mining may also be affected.

        The CAA requires the regulation of hazardous air pollutants and development and promulgation of Maximum Achievable Control Technology ("MACT") Standards. It was determined in 1995 that the Chrome Electroplating MACT did not apply to steel mill sources; however, the U.S. Environmental Protection Agency ("EPA") stated that MACT standards applicable to these sources would be forthcoming. To date, there has been no action taken. Potentially affected U. S. Steel facilities are the electrolytic tinning lines at Gary Works and the tin free steel line at East Chicago Tin. The EPA is also promulgating MACT standards for integrated iron and steel plants and taconite iron ore processing which are expected to be finalized in 2003. The impact of these new standards could be significant to U. S. Steel, but the cost cannot be reasonably estimated until the rules are finalized.

        The CAA specifically addressed the regulation and control of coke oven batteries. The National Emission Standard for Hazardous Air Pollutants for coke oven batteries was finalized in October 1993, setting forth the MACT standard and, as an alternative, a Lowest Achievable Emission Rate ("LAER") standard. Effective January 1998, U. S. Steel elected to comply with the LAER standards. U. S. Steel believes it will be able to meet the current LAER standards. The LAER standards will be further revised in 2010 and additional health risk-based standards are expected to be adopted in 2020. The EPA is in the process of developing the Phase II Coke MACT for pushing, quenching and battery stacks which is scheduled to be finalized in 2003. This MACT will impact U. S. Steel, but the cost cannot be reasonably estimated at this time.

        In September 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and particulate matter which are significantly more stringent than prior standards. The EPA is also developing regulations to address Regional Haze. The impact of these revised standards could be significant to U. S. Steel, but the cost cannot be reasonably estimated until the final regulations are promulgated and, more importantly, the states implement their State Implementation Plans covering their standards.

        In 2002, all of the coal production of USS Mining was metallurgical coal, which is primarily used in coke production. While U. S. Steel believes that the new environmental requirements for coke ovens will not have an immediate effect on USS Mining, the requirements may encourage development of steelmaking processes that reduce the usage of coke. The new ozone and particulate matter standards could be significant to USS Mining, but the cost cannot be reasonably estimated until rules are proposed or finalized.

Water

        U. S. Steel maintains the necessary discharge permits as required under the National Pollutant Discharge Elimination System ("NPDES") program of the CWA, and it is in compliance with such permits. On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX Corporation, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act NPDES permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with the EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. As of December 31, 2002, the sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of December 31, 2002, project costs have amounted to $29.1 million with another $14.2 million presently projected to complete the project, over the next 12 months. Construction began in January 2002 on a CAMU to contain the dredged material. The Toxic Substances Control Act unit within the CAMU is complete; the remaining construction was completed in February 2003. Phase 1 removal of PCB-contaminated sediment was conducted in December 2002. Dredging resumed in February 2003 and will continue until dredging on the river is concluded, which is expected to occur in October 2003. Closure costs for the CAMU are estimated to be an additional $4.9 million. Estimated remediation, monitoring and closure costs for this project have been accrued.

        In addition, in October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a pre-assessment screen pursuant to federal regulations and have determined to perform a Natural Resource Damages Assessment. U. S. Steel was identified as a PRP along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. The trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the trustees concluded their assessment of sediment injuries, which included a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim, which have been endorsed by representatives of the trustees and the EPA to be included in a consent decree that U. S. Steel expects will resolve this claim. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs, and obtained an 8-acre parcel of land that has been transferred to the Indiana Department of Natural Resources for addition to the Indiana Dunes National Lakeshore Park owned by the National Park Service. No formal legal proceedings have been filed in this matter.

Solid Waste

        U. S. Steel continues to seek methods to minimize the generation of hazardous wastes in its operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks. Corrective action under RCRA related to past waste disposal activities is discussed below under "Remediation."

Remediation

        A significant portion of U. S. Steel's currently identified environmental remediation projects relate to the remediation of former and present operating locations. These projects include the remediation of the Grand Calumet River (discussed above), and the closure and remediation of permitted hazardous and non-hazardous waste landfills.

        U. S. Steel is also involved in a number of remedial actions under CERCLA, RCRA and other federal and state statutes, and it is possible that additional matters may come to its attention which may require remediation. For a discussion of remedial actions related to U. S. Steel, see "Legal Proceedings — Environmental Proceedings" on page 21.

Item 2. PROPERTIES

        U. S. Steel or its predecessors have owned the vast majority of its domestic properties for at least 30 years with no material adverse claims asserted. In the case of the real property and buildings of USSK, certified copies of the property registrations were obtained and examined by local counsel prior to the acquisition.

        Several steel production facilities are leased. The caster facility at Fairfield, Alabama is subject to a lease expiring in 2012 with an option to purchase or to extend the lease. A coke battery at Clairton, Pennsylvania, which is subleased to the Clairton 1314B Partnership until July 2, 2004, is subject to a lease and U. S. Steel exercised an option to renew this lease through July 2, 2012, at a fair market rental. The headquarters office space in Pittsburgh, Pennsylvania used by U. S. Steel is leased through 2018.

        For property, plant and equipment additions, including capital leases, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity — Cash Flows — Capital Expenditures" and "Financial Statements and Supplementary Data — Notes to Financial Statements — 9. Supplemental Cash Flow Information."

Item 3. LEGAL PROCEEDINGS

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

Asbestos Litigation

        U. S. Steel has been and is a defendant in a large number of cases in which approximately 14,000 claimants actively allege injury resulting from exposure to asbestos. Nearly all of these cases involve multiple defendants. These claims fall into three major groups: (1) claims made under certain federal and general maritime law by employees of the Great Lakes Fleet or Intercoastal Fleet, former operations of U. S. Steel; (2) claims made by persons who performed work at U. S. Steel facilities; and (3) claims made by industrial workers allegedly exposed to an electrical cable product formerly manufactured by U. S. Steel. To date, all actions resolved have been either dismissed or settled for immaterial amounts. In 2002, U. S. Steel disposed of claims from approximately 1,700 claimants with aggregate total payments of approximately $700,000 and over 4,700 cases were administratively dismissed. It is not possible to predict with certainty the outcome of these matters; however, based upon present knowledge, management believes that it is unlikely that the resolution of the pending actions will have a material adverse effect on our financial condition. Among the factors that management considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the last 12 years that have been administratively dismissed or are inactive due to the failure of the claimants to present any medical evidence supporting their claims, (2) that over the last several years the total number of pending claims has remained steady, (3) that it has been many years since U. S. Steel employed maritime workers or manufactured electrical cable and (4) U. S. Steel's history of trial outcomes, settlements and dismissals. This statement of belief is a forward-looking statement. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in this forward-looking statement.

Environmental Proceedings

        The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2002, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters. Claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and related state acts have been raised with respect to the cleanup of various waste disposal and other sites. CERCLA is intended to expedite the cleanup of hazardous substances without regard to fault. Potentially responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several. Because of various factors including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the time period during which such costs may be incurred, it is impossible to reasonably estimate U. S. Steel's ultimate cost of compliance with CERCLA.

CERCLA Remediation Sites

        Projections, provided in the following paragraphs, of spending for and/or timing of completion of specific projects are forward-looking statements. These forward-looking statements are based on certain assumptions including, but not limited to, the factors provided in the preceding paragraph. To the extent that these assumptions prove to be inaccurate, future spending for, or timing of completion of environmental projects may differ materially from what was stated in forward-looking statements.

        At December 31, 2002, U. S. Steel had been identified as a PRP at a total of 21 CERCLA sites. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel's liability for cleanup and remediation costs in connection with 5 of these sites will be between $100,000 and $1 million per site, and for 12 of these sites will be under $100,000.

        At the remaining 4 sites, management expects that U. S. Steel's share in the remaining cleanup costs at any single site will not exceed $5 million, although it is not possible to accurately predict the amount of sharing in any final allocation of such costs. The following is a summary of the status of these sites:

  1.
  At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $12.1 million for cleanup through 2002. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The U.S. Environmental Protection Agency ("EPA") has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on the EPA's National Priorities List. The Duluth Works cleanup has proceeded since 1989.

    U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Additional study and oversight costs through 2003 are estimated at $765,000.

  2.
  The D'Imperio and Ewan sites in New Jersey are two waste disposal sites where a former subsidiary allegedly disposed of used paint and solvent wastes. U. S. Steel has entered into a settlement agreement with the major PRPs at the sites which fixes U. S. Steel's share of liability at approximately $1.2 million, $655,000 of which had been paid as of December 31, 2002. The balance, which is expected to be paid over the next several years, has been accrued.

  3.
  In 1988, U. S. Steel and two other PRPs (Bethlehem Steel Corporation and William Fiore) agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which U. S. Steel paid $3.4 million. The EPA indicated that further remediation of this site would be required. In October 1991, the Pennsylvania Department of Environmental Resources ("PADER") placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation, which was issued in 1997. After a feasibility study by Pennsylvania Department of Environmental Protection ("PADEP") and submission of a conceptual remediation plan in 2001 by U. S. Steel, U. S. Steel submitted a revised conceptual remedial action plan on May 31, 2002. U. S. Steel and PADEP signed a consent decree on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. This consent decree has been noticed for public comments. U. S. Steel estimates its future liability at the site to be $6.8 million.

        In addition, there are 13 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof.

Other Remediation Activities

        The following is a discussion of other remediation activities at the major domestic U. S. Steel facilities:

        There are 37 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 6 of these sites will be under $100,000 per site, another 5 sites have potential costs between $100,000 and $1 million per site, and 7 sites may involve remediation costs between $1 million and $5 million. Another 4 sites, including the Grand Calumet River remediation at Gary Works, the Peters Creek Lagoon remediation at Clairton Works, the closure of hazardous waste sites at Gary Works, and the potential claim for investigation, restoration and compensation of injuries to sediments in the east branch of the Grand Calumet River near Gary Works, have or are expected to have costs for remediation, investigation, restoration or compensation in excess of $5 million. Potential costs associated with remediation at the remaining 15 sites are not presently determinable.

Gary Works

        On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act NPDES permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs, and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with the EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. As of December 31, 2002, the sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of December 31, 2002, project costs have amounted to $29.1 million with another $14.2 million presently projected to complete the project, over the next 12 months. Construction began in January 2002 on a Corrective Action Management Unit ("CAMU") to contain the dredged material. The Toxic Substances Control Act unit within the CAMU is complete; the remaining construction was completed in February 2003. Phase 1 removal of PCB-contaminated sediment was conducted in December 2002. Dredging resumed in February 2003 and will continue until dredging on the river is concluded, which is expected to occur in October 2003. Closure costs for the CAMU are estimated to be an additional $4.9 million.

        At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites located on plant property. The D2 disposal site and a nearby refuse area will be closed collectively. A CAMU for the West End Maintenance Area of Gary Works has been proposed that will include wastes from the D5 and T2 disposal sites. Total costs to close D2, D5, T2 and the refuse area are estimated to be $18.8 million.

        In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a Natural Resources Damages Assessment. U. S. Steel was identified as a PRP along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. The trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the trustees concluded their assessment of sediment injuries, which included a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim which have been endorsed by representatives of the trustees and the EPA to be included in a consent decree that U. S. Steel expects will resolve this claim. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs, and obtained an 8-acre parcel of land that has been transferred to the Indiana Department of Natural Resources for addition to the Indiana Dunes National Lakeshore Park owned by the National Park Service. No formal legal proceedings have been filed in this matter.

        On October 23, 1998, a final Administrative Order on Consent was issued by the EPA addressing Corrective Action for Solid Waste Management Units throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act ("RCRA") Facility Investigation ("RFI") and a Corrective Measure Study ("CMS") at Gary Works. The Current Conditions Report, U. S. Steel's first deliverable, was submitted to the EPA in January 1997 and was approved by the EPA in 1998. Phase I RFI work plans have been approved for the Coke Plant, the Process Sewers, and Background Soils at the site, along with the approval of one self-implementing interim stabilization measure. Another eight Phase I RFI work plans have been submitted for EPA approval, thereby completing the Phase I requirement, along with two Phase II RFI work plans and one further self-implementing interim stabilization measure. The costs of these studies are estimated to be $5.8 million. Until they are completed, it is impossible to assess what additional expenditures will be necessary.

        On October 21, 1994, and again on December 30, 1994, IDEM issued notices of violation ("NOVs") relating to Gary Works alleging various violations of air pollution requirements. In early 1996, U. S. Steel paid a $6 million penalty and agreed to install additional pollution control equipment and to implement environmental protection programs over a period of several years. A substantial portion of these programs has been implemented, with expenditures through 2002 of approximately $103 million. The cost to complete these programs is presently indeterminable. On March 8, 1999, U. S. Steel entered into an agreed order with IDEM to resolve outstanding air issues. U. S. Steel paid a penalty of $207,400 and installed equipment at the No. 8 Blast Furnace and the No. 1 BOP to reduce air emissions.

        On November 30, 1999, IDEM issued an NOV alleging various air violations at Gary Works, including opacity violations at the No. 1 BOP and pushing violations at the four Coke Batteries. On August 21, 2002, IDEM issued a revised NOV which supercedes the 1999 NOV and includes alleged violations at the blast furnaces, steel shops and coke batteries from 1998 to present. Because IDEM has not yet determined the merits of the defenses raised by U. S. Steel, the cost of the settlement of this matter is currently indeterminable. An agreed order is being negotiated.

Clairton

        On February 12, 1987, U. S. Steel and the PADER entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and the PADER reached agreement to amend the Consent Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon, a former coke plant waste disposal site; to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $10.2 million with another $1.4 million presently projected to complete the project.

Fairless Plant

        In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to the RCRA, under which U. S. Steel would perform a RFI and a CMS at its Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. The RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant.

Fairfield Works

        In December 1995, U. S. Steel reached an agreement in principle with the EPA and the U.S. Department of Justice ("DOJ") with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by U. S. Steel, the EPA and the DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel will pay a civil penalty of $1 million, implement two Supplemental Environmental Projects ("SEPs") costing a total of $1.75 million and implement a RCRA corrective action at the facility. One SEP was completed during 1998 at a cost of $250,000. The second SEP is under way. As of February 22, 2000, the Alabama Department of Environmental Management assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of the EPA. The first Phase I RFI work plan was approved for the site on September 16, 2002. Field sampling for the work plan commenced immediately after approval and will continue through the end of 2003. The cost to complete this study is estimated to be $657,000.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

        The principal market on which U. S. Steel common stock is traded is the New York Stock Exchange. U. S. Steel common stock is also traded on the Chicago Stock Exchange and the Pacific Exchange. Information concerning the high and low sales price for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in "Selected Quarterly Financial Data (Unaudited)" on page F-41.

        As of January 31, 2003, there were 49,784 registered holders of U. S. Steel common stock.

        The Board of Directors intends to declare and pay dividends on U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel, although it has no obligation under Delaware law or the U. S. Steel Certificate of Incorporation to do so. After the Separation, U. S. Steel established an initial quarterly dividend rate of $0.05 per share effective with the March 2002 payment. Dividends on U. S. Steel common stock are limited to legally available funds and are subject to limitations under U. S. Steel's debt obligations. For further information, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity — Liquidity" on page 41.

Item 6.    SELECTED FINANCIAL DATA(a)

Dollars in millions (except per share data)	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues and other income(b)(c)	$7,054	$6,375	$6,132	$5,470	$6,477
Income (loss) from operations(d)	131	(405)	104	150	579
Income (loss) before extraordinary losses(d)	61	(218)	(21)	51	364
Net income (loss)(d)	$61	$(218)	$(21)	$44	$364

Per Common Share Data:
Income (loss) before extraordinary losses(e) — basic and diluted	$.62	$(2.45)	$(.24)	$.57	$4.08
Net income (loss)(e)— basic and diluted	.62	(2.45)	(.24)	.49	4.08
Dividends paid(f)	.20	.55	1.00	1.00	1.00

Balance Sheet Data — December 31:
Total assets	7,977	8,337	8,711	7,525	6,749
Capitalization:
Notes payable	$—	$—	$70	$—	$13
Long-term debt including amount due within one year(g)	1,434	1,466	2,375	915	476
Preferred stock of subsidiary(h)	—	—	66	66	66
Trust Preferred Securities(h)	—	—	183	183	182
Stockholders' equity	2,027	2,506	1,919	2,056	2,093

Total capitalization	$3,461	$3,972	$4,613	$3,220	$2,830

(a)
See Notes 1 and 2 to the Financial Statements for discussion of the Basis of Presentation and the December 31, 2001 Separation from Marathon.
(b)
Consists of revenues, dividend and investee income (loss), net gains on disposal of assets, gain on investee stock offering and other income (loss).
(c)
For discussion of changes between the years 2002, 2001 and 2000, see Management's Discussion and Analysis of Financial Condition and Results of Operations. The increase in revenues and other income from 1999 to 2000 was primarily due to the consolidation of Lorain Tubular effective January 1, 2000, higher average realized steel prices and lower losses from equity investees. The decrease in revenues and other income from 1998 to 1999 was primarily due to decreases in average realized steel prices, lower shipment volumes and lower income from equity investees.
(d)
For discussion of changes between the years 2002, 2001 and 2000, see Management's Discussion and Analysis of Financial Condition and Results of Operations. The decrease from 1999 to 2000 was primarily due to the impairment of certain coal assets, the absence of a favorable pension settlement recorded in 1999, lower throughput, lower results from raw materials operations and lower sheet shipments, partially offset by a larger pension credit. The decrease from 1998 to 1999 was primarily due to lower average realized steel prices, lower income from raw materials operations, an unfavorable product mix, higher pension costs and unfavorable results from equity investees.
(e)
See Note 18 to the Financial Statements for the basis of calculating earnings per share.
(f)
For years 1998 to 2001, represents dividends paid per share on USX—U. S. Steel Group common stock.
(g)
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
(h)
At the Separation, these securities were either redeemed for cash by Marathon, or retained by Marathon and redeemed or repaid in January 2002.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        U. S. Steel has five reportable operating segments: Flat-rolled Products ("Flat-rolled"), Tubular Products ("Tubular"), U. S. Steel Kosice ("USSK"), Straightline Source ("Straightline") and USS Real Estate ("Real Estate").

        Prior to December 31, 2001, the businesses of U. S. Steel comprised an operating unit of USX Corporation, now named Marathon Oil Corporation ("Marathon"). On December 31, 2001, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock to holders of USX–U. S. Steel Group common stock ("Steel Stock") in exchange for all outstanding shares of Steel Stock on a one-for-one basis ("the Separation"). (For additional information on the Separation, see Note 2 to the Financial Statements.)

        Effective with the first quarter of 2002, following the Separation, U. S. Steel established a new internal financial reporting structure, which resulted in a change in reportable segments from Domestic Steel and USSK to Flat-rolled, Tubular and USSK. In addition, U. S. Steel revised the presentation of several items of income and expense within income (loss) from reportable segments. Net pension credits, costs related to former businesses and administrative expenses previously not reported at the segment level are now directly charged or allocated to the reportable segments and other businesses. Effective with the fourth quarter of 2002, the Straightline and Real Estate reportable segments, which were previously reflected in Other Businesses, were added. The presentation of Straightline and Real Estate as separate segments resulted from the application of quantitative threshold tests under Statement of Financial Accounting Standards ("SFAS") No. 131 rather than any fundamental change in the management or structure of the businesses. The composition of the Flat-rolled, Tubular and USSK segments remains unchanged from prior periods. Comparative results for 2001 and 2000 have been conformed to the current year presentation.

        The Flat-rolled segment includes the operating results of U. S. Steel's domestic integrated steel mills and equity investees involved in the production of sheet, plate and tin mill products. These operations are principally located in the United States and primarily serve customers in the transportation (including automotive), appliance, service center, conversion, container, and construction markets.

        The Tubular segment includes the operating results of U. S. Steel's domestic tubular production facilities and an equity investee involved in the production of tubular goods. These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemical markets.

        The USSK segment includes the operating results of U. S. Steel's integrated steel mill located in the Slovak Republic; a production facility in Germany; operations under facility management and support agreements in Serbia; and equity investees, primarily located in Central Europe. These operations produce and sell sheet, plate, tin, tubular, precision tube and specialty steel products, as well as coke. USSK primarily serves customers in the central and western European construction, conversion, appliance, transportation, service center, container, and oil, gas and petrochemical markets.

        The Straightline segment includes the operating results of U. S. Steel's technology-enabled distribution business that serves steel customers primarily in the eastern and central United States. Straightline competes in the steel service center marketplace using a nontraditional business process to sell, process and deliver flat-rolled steel products in small to medium sized order quantities primarily to job shops, contract manufacturers and original equipment manufacturers across an array of industries.

        The Real Estate segment includes the operating results of U. S. Steel's domestic mineral interests that are not assigned to other operating units; timber properties; and residential, commercial and industrial real estate that is managed or developed for sale or lease.

        All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of coal, coke and iron-bearing taconite pellets; transportation services; and engineering and consulting services.

        Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of U. S. Steel. These statements typically contain words such as "anticipates," "believes," "estimates," "expects" or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see "Supplementary Data —Disclosures About Forward-Looking Statements" on page 73.

Critical Accounting Estimates

        Management's discussion and analysis of U. S. Steel's financial condition and results of operations are based upon U. S. Steel's financial statements, which have been prepared in accordance with accounting standards generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end, and the reported amount of revenues and expenses during the year. Management regularly evaluates these estimates, including those related to the carrying value of property, plant and equipment, valuation allowances for receivables, inventories and deferred income tax assets; liabilities for deferred income taxes, potential tax deficiencies, environmental obligations, potential litigation claims and settlements; and assets and obligations related to employee benefits. Management estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results may differ materially from current expectations under different assumptions or conditions.

        Management believes that the following are the more significant judgments and estimates used in the preparation of the financial statements.

Pensions and Other Postretirement Benefits ("OPEB") — The recording of net periodic benefit costs (credits) for pensions and OPEB are based on, among other things, assumptions of the expected annual return on plan assets, discount rate, and escalation of retiree health care costs. Changes in the assumptions or differences between actual and expected changes in the present value of liabilities or assets of U. S. Steel's plans could cause net periodic benefit costs to increase or decrease materially from year to year as discussed below:

        U. S. Steel bases its estimate of the annual expected return on plan assets on the historical long-term rate of return experienced by U. S. Steel's plan assets, the investment mix of plan assets between debt, equities and other investments, and its view of market returns expected in the future. Based on a review of these factors at year end 2002, U. S. Steel has decreased the expected annual return on pension plan assets from 8.8% in 2002 to 8.2% in 2003. This decrease in the expected return will negatively affect the return on asset component of net periodic pension costs by approximately $55 million in 2003 as compared to 2002. The investment performance of pension plan assets over the last three years will also unfavorably impact net periodic pension cost during 2003 and later years primarily through the use of a lower asset base in calculating the expected return on plan assets. Since the expected return on assets component of net periodic benefit cost is based upon a market-related value that recognizes changes in fair value over three years, net periodic pension cost will also be progressively higher in 2004 and 2005. Net periodic pension cost is expected to total $65 million in 2003 as compared to a $103 million credit (before settlement charges) in 2002. A 1/2 percentage point increase or decrease in the expected return on plan assets for 2003 would have decreased or increased the net periodic pension cost by $40 million. At December 31, 2002, U. S. Steel's two main pension plans had a fair market value of $7.2 billion which was 63 percent invested in equity securities, 35 percent in debt securities and 2 percent in all other investments.

        U. S. Steel determines the discount rate applied to pension and OPEB obligations at each year end based on a number of external barometers used to measure the status of high quality bond rates consistent with the expected payout period of the obligations. Based on this evaluation at December 31, 2002, U. S. Steel lowered the discount rate used to measure both pension and OPEB obligations from 7.0% to 6.25%. Lower discount rates increase the actuarial losses of the plans and will unfavorably impact net periodic benefit costs by approximately $31 million for pensions and $10 million for OPEB in 2003 principally due to the impact of required amortization amounts, which in recent years had not been a significant component of benefit costs. Total OPEB costs in 2003 are expected to be approximately $203 million, excluding multiemployer plans. A 1/2 percentage point increase in the discount rate would have decreased the 2003 net periodic pension and OPEB costs by approximately $21 million and $9 million, respectively. A 1/2 percentage point decrease in the discount rate would have increased the 2003 net periodic pension and OPEB costs by approximately $5 million and $10 million, respectively.

        U. S. Steel determines the escalation trend in per capita health care costs based on historical rate experience under U. S. Steel's insurance plans and through consultation with health care experts. For measurement purposes, U. S. Steel has assumed an initial escalation rate of 10% for 2003. This rate is assumed to decrease gradually to an ultimate rate of 4.75% in 2010 and remain at that level thereafter. A 1/2 percentage point increase in the escalation trend would have increased net periodic OPEB costs by approximately $25 million in 2003. A 1/2 percentage point decrease in the escalation trend would have decreased net periodic OPEB costs by approximately $21 million in 2003.

        Changes in the assumptions for expected annual return on plan assets and the discount rate do not impact the funding calculations used to derive minimum funding requirements for the pension plans. Based on preliminary funding valuations, U. S. Steel's main pension plans are not expected to require cash funding for the 2003 plan year. However, the lower returns on plan assets experienced in recent years may have a negative impact on funding for U. S. Steel's pension plan for union employees in 2004 and later. The timing and amount of any required future funding cannot be determined at this time. For further cash flow discussion, see the Liquidity section.

Asset Impairments — U. S. Steel evaluates the impairment of its property, plant and equipment on an individual asset basis or by logical groupings of assets. Asset impairments are recognized when the carrying value of those productive assets exceeds their aggregate projected undiscounted cash flows. These undiscounted cash flows are based on management's long range estimates of market conditions and the overall performance associated with the individual asset or asset grouping. If future demand and market conditions are less favorable than those projected by management, or if the probability of disposition of the assets differs from that previously estimated by management, additional asset write-downs may be required.

Taxes — U. S. Steel records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event that U. S. Steel were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should U. S. Steel determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the valuation allowance for deferred tax assets would be charged to income in the period such determination was made. The amount of deferred tax assets recorded as of December 31, 2002, was $1,622 million, net of an established valuation allowance of $30 million. U. S. Steel expects to generate future taxable income to realize the benefits of these deferred tax assets.

        U. S. Steel makes no provision for deferred U.S. and certain foreign income taxes on the undistributed earnings of USSK and other consolidated foreign subsidiaries because management intends to permanently reinvest such earnings in foreign operations. As of December 31, 2002, the amount of undistributed earnings was approximately $260 million. If circumstances change and it is determined that earnings will be remitted in the foreseeable future, a charge of up to $70 million could be required. Any charge taken is contingent upon the amount of undistributed earnings that U. S. Steel would plan to remit.

        U. S. Steel records liabilities for potential tax deficiencies. These liabilities are based on management's judgment of the risk of loss should those items be challenged by taxing authorities. In the event that U. S. Steel were to determine that tax-related items would not be considered deficiencies or that items previously not considered to be potential deficiencies could be considered as potential tax deficiencies (as a result of an audit, tax ruling or other positions or authority) an adjustment to the liability would be recorded through income in the period such determination was made.

Environmental Remediation — U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. U. S. Steel regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination was made. As of December 31, 2002, total accruals for environmental remediation were $135 million.

Management's Discussion and Analysis of Income

        The principal drivers of U. S. Steel's financial results are price, volume, product mix and costs. To the extent that these factors are affected by industry conditions and the overall economic climate, revenues and income will reflect such conditions.

        Revenues and other income for each of the last three years are summarized in the following table:

(Dollars in millions)	2002	2001	2000

Revenues by product:
Sheet and semi-finished steel products	$4,048	$3,163	$3,288
Plate and tin mill products	1,057	1,273	977
Tubular products	554	755	754
Raw materials (coal, coke and iron ore)	502	485	626
Other(a)	788	610	445
Income (loss) from investees	33	64	(8)
Net gains on disposal of assets	29	22	46
Other income	43	3	4

Total revenues and other income	$7,054	$6,375	$6,132

(a)
Includes revenue from the sale of steel production by-products; transportation services; steel mill products distribution; the management of mineral resources; the management and development of real estate; and engineering and consulting services.

        Total revenues and other income in 2002 increased by $679 million from 2001 primarily due to higher shipments and average realized prices for domestic sheet products; the absence of the $104 million impairment of receivables primarily from Republic, which was included in 2001; increased Straightline shipments as a result of a full year of operations; and higher average realized prices for USSK, which were partially due to foreign exchange effects. These were partially offset by reduced domestic tubular and plate shipment volumes.

        Total revenues and other income increased by $243 million in 2001 from 2000 primarily due to the inclusion of USSK revenues for the full year, the inclusion of Transtar revenues following the reorganization and higher income from investees relating to the gain on the Transtar reorganization, partially offset by lower domestic sheet, tubular and plate shipment volumes, lower average realized prices for domestic sheet products, and the $104 million impairment of receivables primarily from Republic.

        Income (loss) from operations for the last three years was:

(Dollars in millions)	2002	2001	2000

Flat-rolled	$(31)	$(536)	$31
Tubular	4	88	83
USSK	110	123	2
Straightline	(41)	(17)	—
Real Estate	57	69	72

Total income (loss) from reportable segments	99	(273)	188
Other Businesses	38	(17)	67

Income (Loss) from operations before special items	137	(290)	255
Special Items:
Pension settlement losses	(100)	—	—
Asset impairments — receivables	(14)	(146)	(8)
Asset impairments — intangible asset	—	(20)	—
Costs related to Separation	—	(25)	—
Costs related to Fairless shutdown	(1)	(38)	—
Insurance recoveries related to USS-POSCO fire(a)	39	46	—
Federal excise tax refund	38	—	—
Gain on VSZ share sale	20	—	—
Reversal of litigation accrual	9	—	—
Gain on Transtar reorganization	—	68	—
Environmental and legal contingencies	—	—	(36)
Asset impairments — coal	—	—	(71)
Impairment and other costs related to investments in equity investees	—	—	(36)

Total income (loss) from operations	$128	$(405)	$104

  (a)
  In excess of facility repair costs.

Segment results for Flat-rolled

        The segment loss for Flat-rolled of $31 million in 2002 reflected an improvement of $505 million from 2001. The substantially decreased loss was primarily due to improved operating efficiencies, higher average realized prices and shipment volumes for sheet products, lower energy costs and cost saving initiatives.

        Flat-rolled recorded a segment loss of $536 million in 2001, versus income of $31 million in 2000, a decrease of $567 million. The decrease was primarily due to lower sheet prices and reduced shipment volumes for sheet products, which resulted in less efficient operating rates and higher unit costs, lower results from tin operations during the phase-out of operations at the Fairless Plant, higher than anticipated start-up and operating expenses associated with the March acquisition of East Chicago Tin, and business interruption effects at USS-POSCO following the cold mill fire in May.

Segment results for Tubular

        Tubular segment income for 2002 was $4 million, compared to $88 million in 2001. The decline was primarily due to lower shipment volumes and lower average realized prices for tubular products.

        Segment income for Tubular in 2001 reflected an improvement of $5 million from 2000 primarily due to higher tubular prices during the first half of 2001.

Segment results for USSK

        USSK segment income for 2002 was $110 million, a decrease of $13 million compared to 2001. The decrease was primarily due to the unfavorable effect of changes in foreign exchange rates on costs, higher freight costs, losses on conversion operations at Sartid a.d. ("Sartid") in Serbia and business development expenses associated with Sartid and other expansion opportunities in Europe, partially offset by higher average realized prices, which were in part due to favorable exchange rate effects. The net currency exchange effect on total year income from operations was not material.

        USSK segment income for the full-year 2001 was $123 million, compared to $2 million in 2000 for the period following U. S. Steel's acquisition of USSK on November 24, 2000. The increase was primarily due to U. S. Steel's full year of ownership, changes in commercial strategy, strong customer-focused marketing and a favorable cost structure.

Segment results for Straightline

        Straightline recorded a segment loss of $41 million in 2002, its first full year of operations, compared with a loss of $17 million in 2001 for the period following the start-up of operations on October 30, 2001. These results reflect the early stage costs associated with building a new business, achieving market penetration, and creating the infrastructure for anticipated future growth.

Segment results for Real Estate

        Real Estate segment income for 2002 was $57 million, compared with $69 million in 2001. The decrease primarily reflected lower mineral interest royalties.

        Real Estate segment income for 2001 declined $3 million from 2000 primarily due to a decline in land sales, partially offset by increases in mineral interest royalties.

Results for Other Businesses

        Income for Other Businesses for 2002 was $38 million, a significant improvement from 2001's loss of $17 million. The increase primarily reflected higher income from taconite pellet and coal operations, partially offset by lower results from coke operations.

        The loss for Other Businesses for 2001 reflected a decline of $84 million from income of $67 million in 2000 mainly as a result of lower income from taconite pellet and coke operations, and a decline in income related to Transtar. These decreases were partially offset by improved results from coal operations due to improved operating and geological conditions and reduced depreciation following an impairment of coal assets in 2000.

Net periodic pension credit

        Net periodic pension credits, which are primarily noncash and are included in income (loss) from operations, totaled $3 million in 2002, $120 million in 2001 and $273 million in 2000. The decrease of $117 million from 2001 to 2002 was primarily due to higher settlement charges, which totaled $100 million in 2002, compared with $4 million in 2001. The credit in 2002 was also negatively affected by a lower expected return on plan assets as a result of lower market-related values of plan assets in

2002. The credit in 2001 also included $30 million of termination expense due principally to a non-union voluntary early retirement program offered in conjunction with the Separation and a shutdown of a majority of the Fairless Plant. The decrease of $153 million in the net periodic pension credit from 2000 to 2001 was primarily due to the $69 million effect of the transition asset being fully amortized in 2000, an unfavorable change in the amortization of actuarial (gains)/losses and $30 million of termination expense. For additional information on pensions, see Note 12 to the Financial Statements.

Selling, general and administrative expenses

        Selling, general and administrative expenses increased by $148 million in 2002 as compared to 2001. The increase in 2002 was primarily due to the decrease in the net periodic pension credit as previously discussed, the impairment of remaining retiree medical cost reimbursements receivable from Republic, increased legal and consulting expenses primarily due to the Section 201 trade cases and potential industry consolidation, and the ongoing expansion of Straightline. Also contributing to the increase in 2002 were higher retiree medical costs primarily due to decreases in the discount rate, and higher escalation rates for medical expenses. The increase in selling, general and administrative expenses of $286 million in 2001 as compared to 2000 was due to several factors, including the decrease in the net periodic pension credit previously discussed. Other contributing factors were the increase in costs in 2001 as a result of the full-year inclusion of USSK costs, the inclusion of Transtar costs following the reorganization, Separation costs and the impairment of retiree medical cost reimbursements owed by Republic.

Items not allocated to segments:

        Pension settlement losses were related to retirements of personnel covered under the nonunion qualified pension plan, the non tax-qualified pension plan and the non tax-qualified executive management supplemental pension program. The settlements occurred primarily as a result of a voluntary early retirement program which was completed in June 2002.

        Asset impairments — receivables were for charges related to reserves established against receivables exposure from financially distressed steel companies, primarily Republic.

        Asset impairments — intangible asset was for the impairment of an intangible asset in 2001 related to the five-year agreement for LTV to supply U. S. Steel with pickled hot bands entered into in conjunction with the acquisition of LTV's tin mill products business. This impairment followed the discontinuation of LTV operations at East Chicago.

        Costs related to Separation were for U. S. Steel's share of professional fees and expenses and certain other costs directly attributable to the Separation in 2001.

        Costs related to Fairless shutdown resulted from the permanent shutdown of the pickling, cold rolling and tin mill facilities at the Fairless Plant in 2001.

        Insurance recoveries related to USS-POSCO fire represent U. S. Steel's share of insurance recoveries in excess of facility repair costs for the cold-rolling mill fire at USS-POSCO, which occurred in May 2001. The final payment was received in December 2002.

        Federal excise tax refund represents the recovery of black lung excise taxes that were paid on coal export sales during the period 1993 through 1999. During 2002, U. S. Steel received cash and recognized pre-tax income of $38 million, which is included in other income on the statement of operations. Of the $38 million received, $11 million represented interest. The refunds resulted from a 1998 federal district court decision that found such taxes to be unconstitutional.

        Gain on VSZ share sale represents the gain recognized in October 2002 when U. S. Steel granted an option to purchase its shares of VSZ and subsequently sold these shares.

        Reversal of litigation accrual represents the reversal in the first quarter of 2002 of a prior litigation accrual as a result of a final court ruling in U. S. Steel's favor.

        Gain on Transtar reorganization represents U. S. Steel's share of the gain in 2001. Because this was a transaction with a noncontrolling shareholder, Transtar recognized a gain by comparing the carrying value of the businesses sold to their fair value. See Note 5 to the Financial Statements.

        Environmental and legal contingencies relate to certain environmental and legal accruals.

        Asset impairments — coal was for asset impairments at coal mines in Alabama and West Virginia in 2000 following a reassessment of long-term prospects after adverse geological conditions were encountered.

        Impairment and other costs related to investments in equity investees represents charges to establish reserves against notes from Republic and to record U. S. Steel's share of Republic special charges which resulted from the completion of a financial restructuring of Republic.

        Net interest and other financial costs for each of the last three years are summarized in the following table:

(Dollars in millions)	2002	2001	2000

Net interest and other financial costs	$115	$141	$105
Plus:
Favorable adjustment to interest related to prior years' taxes	—	67	—

Net interest and other financial costs adjusted to exclude above item	$115	$208	$105

        Adjusted net interest and other financial costs decreased $93 million in 2002 as compared with 2001, primarily due to lower average debt levels following the December 31, 2001 value transfer of $900 million from Marathon. The change from 2001 to 2002 also reflects favorable foreign currency effects. These effects were primarily due to remeasurement of USSK net monetary assets into the U.S. dollar, which is the functional currency, and resulted in a net gain of $16 million in 2002 compared to a net loss of $1 million in 2001. Adjusted net interest and other financial costs increased by $103 million in 2001 as compared with 2000. This increase was largely due to higher average debt levels, which resulted from negative cash flow and the elective funding for employee benefits and the acquisition of USSK, both of which occurred in the fourth quarter of 2000.

        The income tax benefit in 2002 was $48 million, compared with a benefit of $328 million in 2001, and a provision of $20 million in 2000. The tax benefit in 2001 included a $33 million deferred tax benefit associated with the Transtar reorganization. The decrease in the tax benefit from 2001 to 2002 was primarily due to reduced pre-tax losses from domestic operations. The change to a tax benefit in 2001 as compared to a tax provision in 2000 was primarily the result of losses from domestic operations reported in 2001. The tax benefits in 2002 and 2001 reflected pre-tax losses from domestic operations and pre-tax income from foreign operations for which virtually no income tax provision was recorded.

        The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60% of USSK's sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100% of USSK's tax liability for years 2000 through 2004 and 50% for the years 2005 through 2009. Management believes that USSK fulfilled all of the necessary conditions for claiming the tax credit for 2000 through 2002. As a result of claiming these tax credits and certain tax planning strategies to reinvest earnings in foreign operations, virtually no income tax provision is recorded for USSK income. If circumstances change and it is determined that earnings will be remitted in the foreseeable future, a charge would be required to record the deferred tax liability for the amounts planned to be remitted.

        In October 2002, a tax credit limit was negotiated by the Slovak government as part of an agreement required for the Slovak Republic's entry into the European Union ("EU"). Effective upon the Slovak Republic's entry into the EU, the agreement will limit to $500 million the total tax credit to be granted to USSK during the period 2000 through 2009. The impact of the tax credit limit is expected to be minimal since Slovak tax laws have been modified and tax rates have been reduced since the acquisition of USSK. The agreement also places limits upon total production and export sales to the EU, allowing for modest growth during the period covered by the investment incentive. Management believes that the agreement will not have a significant impact on future USSK production and results of operations.

        The issue of certain subsidies or incentives to the steel industry is the subject of ongoing discussions at the Organization for Economic Cooperation and Development ("OECD"). It is possible that these discussions could result in the adoption of an OECD agreement which could negatively impact USSK's tax credit.

        Net income in 2002 was $61 million, compared with a net loss of $218 million in 2001 and a net loss of $21 million in 2000. The changes primarily reflected the factors discussed above.

Management's Discussion and Analysis of Operations

        Flat-rolled shipments were 9.9 million tons in 2002, 8.8 million tons in 2001 and 9.6 million tons in 2000. Tubular shipments were 0.8 million tons in 2002, 1.0 million tons in 2001 and 1.1 million tons in 2000. Domestic shipments in 2001 were affected by a weak domestic economy, which reduced demand for sheet, plate and tubular products. High import levels impacted all three years. Exports accounted for approximately 5% of U. S. Steel's domestic shipments in 2002, 2001 and 2000.

        USSK shipments were 3.9 million net tons in 2002, 3.7 million net tons in 2001 and 0.3 million net tons in 2000 in the short period following the acquisition.

        Domestic raw steel production was 11.5 million tons in 2002, compared with 10.1 million tons in 2001 and 11.4 million tons in 2000. Domestic raw steel production averaged 90% of capability in 2002, compared with 79% of capability in 2001 and 89% of capability in 2000. In 2002, domestic raw steel production was negatively affected by poor market conditions during the first quarter, as well as the acceleration into the fourth quarter of some blast furnace repair work that was originally scheduled to occur in 2003. In 2001, domestic raw steel production was negatively impacted by poor economic conditions and the high level of imports. In 2000, domestic raw steel production was negatively impacted by a planned reline at the Gary Works No. 4 blast furnace in July 2000. Because of market conditions, U. S. Steel limited its domestic production by keeping the Gary Works No. 4 blast furnace out of service until February 2001. U. S. Steel's stated annual domestic raw steel production capability was 12.8 million tons in 2002, 2001 and 2000.

        USSK raw steel production was 4.4 million tons in 2002 and 4.1 million tons in 2001, or 88% and 81%, respectively, of USSK's stated annual raw steel production capability of 5.0 million net tons.

        The domestic steel industry is restructuring after many years of oversupply and low prices attributable largely to excess imports, which resulted in significant capacity closures starting in late 2000 and led to the introduction of Section 201 import tariffs in March 2002. The combination of capacity closures, trade restrictions and the imposition of tariffs led to a recovery of steel prices from 20-year lows in late 2001 and early 2002. U. S. Steel benefited in 2002 from reduced domestic supply resulting from the temporary or permanent closure of steelmaking capacity, as well as the Section 201 remedies announced by President Bush on March 5, 2002.

        Despite the trade remedies, steel imports to the United States accounted for an estimated 27% of the domestic steel market in 2002, compared to 24% and 27%, for 2001 and 2000, respectively. In 2002, imports of steel pipe and cold-rolled sheets decreased 16% and 38%, respectively, compared to 2001;

and imports of hot-rolled sheets and galvanized sheets increased 61% and 39%, respectively, compared to 2001.

        Remedies under Section 201 of the Trade Act of 1974 became effective for imports entering the U.S. on and after March 20, 2002, and are intended to provide protection against imports from certain countries, but there are products and countries not covered and imports of these exempt products or of products from these countries may still have an adverse effect upon U. S. Steel's revenues and income. Through August 2002, the U.S. Department of Commerce and the Office of the United States Trade Representative had granted exclusions from the Section 201 remedies for many products, and another round of processing requests for exclusion is in process. The exclusions impact a number of products produced by U. S. Steel and have weakened the protection initially provided by this relief. Additionally, as initially imposed, the remedies decrease each year they are in effect. For flat-rolled products, the tariff decreases from 30% in the first year to 24% in the second year and 16% in the third year, and the quota for slab imports that can enter the United States without imposition of the Section 201 tariff increases from 5.4 million net tons in the first year to 5.9 million net tons in the second year and 6.4 million net tons in the third year, although the quantity of slabs that can actually enter the country free of tariffs is substantially larger than that amount due to exemptions of various slab products and exemptions of certain countries that ship slabs. Various countries have challenged President Bush's action with the World Trade Organization ("WTO") and have taken other actions responding to the Section 201 remedies. The WTO is expected to announce its initial decision on the challenges filed against the Section 201 action by April 2003. In addition, as provided by President Bush when he announced the Section 201 action in March 2002, the U.S. International Trade Commission will conduct a mid-term review in the third quarter of 2003 and recommend to the President whether the remedies should remain in effect. At the same time, the Bush Administration has continued discussions at the OECD aimed at the reduction of inefficient steel production capacity and the elimination and limitation of certain subsidies to the steel industry throughout the world.

        On March 31, 2002, the Canadian International Trade Tribunal ("CITT") initiated a safeguard inquiry to determine whether imports of certain steel goods from countries, including the U.S., had injured the Canadian steel industry. On July 5, 2002, the CITT announced its determination that the Canadian steel industry had been injured by reason of imports of certain products including the following which are made by U. S. Steel: cut-to-length plate, cold-rolled steel sheet and standard pipe up to 16" o.d. On August 20, 2002, the CITT announced that it was recommending as a remedy a three-year quota, with tariffs imposed on tonnages exceeding the quota. This resulted in quota levels for the U.S. which are lower than 2001 shipments. For shipments exceeding the quota levels, tariffs would be imposed ranging from 15-25% in the first year, 11-18% in the second year and 7-12% in the third year. The CITT's remedy recommendations were forwarded to the Ministry of Finance, but a final decision regarding a remedy has not yet been made.

        On December 20, 2001, the European Commission commenced an anti-dumping investigation concerning hot-rolled coils imported into the EU from the Slovak Republic and five other countries. On January 20, 2003, the Commission issued a final disclosure advising of its determinations relative to the dumping and injury margins applicable to those imports. The Commission's findings set the dumping margin applicable to those imports at 25.8% and the injury margin at 18.6%. USSK is currently in discussions with the Commission regarding the possibility of entering into a price undertaking agreement which would set minimum prices for future shipments of hot-rolled coils into the EU. If no price undertaking agreement is reached, at the conclusion of these proceedings (which must occur by March 20, 2003), duties equal to the injury margin of 18.6% will be imposed upon hot-rolled coils shipped by USSK into the EU. All anti-dumping measures, including any price undertaking agreement, will be terminated at such time that Slovakia becomes a member of the EU, which is currently anticipated to occur in May 2004.

        Definitive measures were recently announced in a separate safeguard trade action commenced by the European Commission. In that proceeding, which is similar to the U.S. Section 201 proceedings,

quota/tariff measures were announced relative to the import of certain steel products into the EU. USSK is impacted by the quota/tariff measures on four products: non-alloy hot-rolled coils, hot-rolled strip, hot-rolled sheet and cold-rolled flat products. Shipment quotas were set for all four products. The shipment quotas applicable to the first year of the measure were set at 10% above the average shipments during the period 1999-2001. An additional 5% will be added to the shipment quotas applicable to the remainder of the safeguard measure period. The shipment quotas on all products, other than non-alloy hot-rolled coils, are country-specific. The non-alloy hot-rolled coil quota is a global quota. If the shipment quotas are exceeded, tariffs will be imposed. The tariffs which would apply to shipments into the EU through March 28, 2003, are 17.5% for non-alloy hot-rolled coils and 26% for the other three products. For the period March 29, 2003, through March 28, 2004, these tariffs will be reduced to 15.7% and 23.4%, respectively. On March 29, 2004, these tariffs will again be reduced to 14.1% and 21.0%, respectively. The safeguard measures are scheduled to expire on March 28, 2005. These measures will be terminated at such time that Slovakia becomes a member of the EU.

        Safeguard proceedings similar to those pursued by the European Commission have recently been commenced by Poland, Hungary and the Czech Republic. Provisional quota/tariff measures have been imposed in Poland and Hungary. To date, the Czech Republic has neither imposed provisional safeguard measures nor announced definitive measures.

        The impact on USSK of these trade actions in the EU and Central Europe cannot be predicted at this time. However, in light of market opportunities elsewhere, recent developments in the EU hot-rolled coil anti-dumping case and USSK's experience operating under the safeguard measures in place in the EU, Poland and Hungary, it appears unlikely that these matters will have a material adverse effect on USSK's operating profit in 2003.

Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

Financial Condition

        SFAS No. 87 "Employer's Accounting for Pensions" provides that if, at any plan measurement date, the fair value of plan assets is less than the plan's accumulated benefit obligation ("ABO"), the sponsor must establish a minimum liability at least equal to the amount by which the ABO exceeds the fair value of the plan assets and any pension asset must be removed from the balance sheet. The sum of the liability and pension asset is offset by the recognition of an intangible asset and/or as a direct charge to stockholders' equity, net of tax effects. Such adjustments have no direct impact on earnings per share or cash. At December 31, 2002, the fair value of plan assets for the pension plan for union employees ("union plan") was $4.5 billion. Based on asset values as of December 31, 2002, the ABO for this plan exceeded the fair value of plan assets by $543 million. Consequently, required minimum liability adjustments were recorded, resulting in the recognition of an intangible asset of $414 million and a charge to equity, net of related tax effects, of $748 million at December 31, 2002.

        Current assets at year-end 2002 increased $367 million from year-end 2001 primarily due to increased inventory balances related to higher operating rates and the continuing expansion of Straightline, higher trade receivables resulting from increased sales volumes in late 2002 as compared to the latter part of 2001, and an increase in cash and cash equivalents. These were partially offset by a decline in related party receivables mainly as a result of lower shipments and changes in the shipment mix to USS-POSCO.

        Net property, plant and equipment at year-end 2002 decreased $106 million from year-end 2001 primarily due to capital spending that was $92 million lower than depreciation, depletion and amortization.

        The pension asset at year-end 2002 decreased $1,091 million from year-end 2001 primarily reflecting the elimination of the prepaid pension asset related to the union plan.

        The intangible pension asset of $414 million at December 31, 2002, resulted from the minimum liability adjustments that were recorded for the union plan.

        Other noncurrent assets of $144 million at year-end 2002 increased $63 million from year-end 2001 mainly as a result of an increase in restricted cash deposits primarily used to collateralize letters of credit to provide financial assurance.

        Current liabilities at year-end 2002 increased $114 million from year-end 2001 primarily due to an increase in accounts payable as a result of higher operating levels in late 2002 as compared to the same period in 2001, and higher accrued taxes, partially offset by lower accounts payable to related parties primarily due to payment of a $54 million cash settlement to Marathon in accordance with the terms of the Separation.

        Long-term debt at December 31, 2002, was $1,408 million, $26 million lower than year-end 2001. The decrease in debt was primarily due to a repayment on the USSK loan in April 2002.

        Deferred income taxes at December 31, 2002, reflected a decrease of $509 million from December 31, 2001. The change primarily resulted from the establishment of federal and state deferred tax assets related to the adjustment to the minimum liability for the union plan and the related intangible asset.

        Employee benefits at December 31, 2002, increased $593 million from year-end 2001 primarily as a result of the $543 million minimum liability recorded for the union plan.

        Additional paid-in capital increased by $214 million from December 31, 2001, due to an equity offering of 10,925,000 common shares that was completed in May 2002, stock sales to the United States Steel Corporation Savings Fund Plan for Salaried Employees and sales through the Dividend Reinvestment and Stock Purchase Plan.

        Accumulated other comprehensive loss of $803 million at December 31, 2002, increased by $754 million from year-end 2001, primarily reflecting the $748 million charge to equity resulting from the minimum liability adjustment for the union plan.

Cash Flows

        Net cash provided from operating activities was $279 million in 2002, a decrease of $390 million from 2001. Absent the favorable effects of the $819 million intergroup tax settlements from Marathon in 2001 as described below, net cash provided from operating activities in 2002 reflected an improvement of $429 million from 2001. This improvement primarily resulted from higher net income, partially offset by increased working capital requirements primarily as a result of higher operating levels.

        Net cash provided from operating activities was $669 million in 2001, compared with net cash used in operating activities of $627 million in 2000. The significant improvement was primarily due to the receipt of favorable intergroup tax settlements from Marathon totaling $819 million in the 2001 period compared to a favorable intergroup settlement of $91 million in the 2000 period and the absence of $530 million of elective contributions to a Voluntary Employee Benefit Association ("VEBA") trust and to a non-union retiree life insurance trust. The $819 million tax settlement is reflected in net cash provided by operating activities primarily as favorable working capital changes of $364 million related to the settlement of the income tax receivable established in 2000 arising from tax attributes primarily generated in the year 2000; increases in net income of $426 million for tax benefits generated by U. S. Steel in 2001; and net increases in all other items net of $15 million for state tax benefits generated in 2000. The last two items were included in the $441 million settlement with Marathon, which occurred in 2001 as a result of the Separation. Absent these intergroup tax settlements in 2001 and 2000 and the $530 million of elective contributions in 2000 to a VEBA trust and to a non-union retiree life insurance trust, net cash used in operating activities decreased by $38 million. Cash payments of employee benefit liabilities were lower in 2001 because $152 million was paid from assets held in trust, compared to $41 million in 2000. This change was primarily the result of approximately $112 million of funds from the VEBA trust being used to pay retiree medical and life insurance benefits for United Steelworkers of America ("USWA") retirees in 2001. In addition, working capital improved. These improvements were partially offset by decreased net income.

        Net cash used in operating activities in 2000 was $627 million and reflected the $500 million elective contribution to a VEBA trust, a $30 million elective contribution to a non-union retiree life insurance trust and an income tax receivable from Marathon of $364 million. These unfavorable effects were partially offset by a $91 million income tax settlement with Marathon received in 2000 primarily for the year 1999 in accordance with the group tax allocation policy. The $500 million VEBA trust contribution has provided U. S. Steel with the flexibility to pay ongoing costs of providing USWA retiree health care and life insurance benefits from the VEBA trust instead of from corporate cash flow. At December 31, 2002, the Company had $195 million of the $500 million contribution remaining to offset future benefit payments and required VEBA contributions. U. S. Steel expects to use approximately $180 million of the remaining amount in 2003.

        Capital expenditures in 2002 were $258 million, including $97 million for USSK. Major projects in 2002 included the quench and temper line project at Lorain Tubular and various projects at USSK, including continued work on the new tinning and continuous annealing lines and the sinter plant dedusting project, completion of the scrap management and hot strip mill reheat furnace upgrade projects, commencement of work on a new dynamo line and installation of a vacuum degassing facility.

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

        U. S. Steel's domestic contract commitments to acquire property, plant and equipment at December 31, 2002, totaled $24 million compared with $28 million at December 31, 2001.

        USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of December 31, 2002, and December 31, 2001, were $541 million and $634 million, respectively.

        Capital expenditures for 2003 are expected to be approximately $350 million, including approximately $100 million for USSK. Major expenditures include completion of the installation of a new quench and temper line at Lorain Tubular; replacing the top stack on the Gary No. 8 blast furnace; and projects at USSK, including completion of the new tin and continuous annealing lines and the sinter plant dedusting project, and continued work on the new dynamo line, which is scheduled to start up in 2004.

        The preceding statement concerning expected 2003 capital expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, general economic conditions, business conditions, availability of capital, whether or not assets are purchased or financed by operating leases, and unforeseen hazards such as weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

        The acquisition of U. S. Steel Kosice consisted of cash payments of $38 million in 2002, $14 million in 2001 and net cash payments of $10 million in 2000, which reflected $69 million of cash payments less $59 million of cash acquired in the transaction. An additional payment of $38 million is to be made to VSZ in 2003 related to the purchase. The first quarter 2001 acquisition of East Chicago Tin and reorganization of Transtar were noncash transactions. See also Note 5 to the Financial Statements.

        Disposal of assets in 2002 consisted mainly of proceeds from the sale of U. S. Steel's investment in stock of VSZ which was previously discussed, and the sale/leaseback of certain assets.

        Restricted cash — deposits of $72 million in 2002 were mainly used to collateralize letters of credit to meet financial assurance requirements.

        Investees — return of capital in 2001 of $13 million reflected a return of capital on the investment in stock of VSZ.

        Net change in attributed portion of Marathon consolidated debt and other financial obligations was a decrease of $74 million in 2001 compared to an increase of $1,208 million in 2000. The decrease in 2001 primarily reflected the net effects of cash provided from operating activities less cash used for investing activities and dividend payments. The increase in 2000 primarily reflected the net effects of cash used in operating activities, including a contribution to a VEBA trust, cash used in investing activities, dividend payments and preferred stock repurchases.

        Repayment of specifically attributed debt in 2001 of $370 million was primarily due to the termination and repayment of the accounts receivable facility, which was accounted for as secured borrowing and specifically attributed to U. S. Steel prior to the Separation.

        Settlement with Marathon of $54 million in 2002 reflected a cash payment made during the first quarter in accordance with the terms of the Separation.

        Repayment of long-term debt in 2002 was mainly on the USSK loan.

        Common stock issued in 2002 reflected $192 million of net proceeds from U. S. Steel's equity offering completed in May 2002, proceeds from stock sales to the United States Steel Corporation Savings Fund Plan for Salaried Employees and sales through the Dividend Reinvestment and Stock Purchase Plan.

        Dividends paid in 2002 were $19 million, compared with $57 million in 2001 and $97 million in 2000. Dividends paid in 2002 reflected the quarterly dividend rate of $0.05 per share established by U. S. Steel after the Separation, and effective with the March 2002 payment. Dividends paid in 2001 decreased $40 million from year 2000 due to a decrease in the quarterly dividend rate from $0.25 to $0.10 per share paid to USX — U. S. Steel Group common stockholders, effective with the June 2001 payment. Dividends paid in 2001 and 2000 also included quarterly dividends on the 6.50% Cumulative Convertible Preferred Stock that was retained and repaid by Marathon as part of the Separation.

        For discussion of restrictions on future dividend payments, see "Liquidity".

Debt and Convertible Preferred Shares Ratings

        On January 9, 2003, Standard & Poor's Ratings Services placed its credit ratings for U. S. Steel on credit watch with negative implications. On the same day, Moody's Investors Service placed its ratings for U. S. Steel under review for possible downgrade and Fitch Ratings placed its ratings for U. S. Steel on rating watch negative. These actions followed U. S. Steel's announced bid for certain assets of National Steel Corporation ("National"). For further discussion about the bid, see "Outlook for 2003".

        As of January 9, 2003, Standard & Poor's, Moody's and Fitch Ratings have assigned BB, Ba3 and BB ratings, respectively, to U. S. Steel's senior unsecured debt.

        As of February 13, 2003, Standard & Poor's and Fitch Ratings have assigned B and B+ ratings, respectively, to U. S. Steel's 7% Series B Mandatory Convertible Preferred Shares (liquidation preference $50 per share) ("Series B Preferred"). These shares were issued February 10, 2003. For further discussion, see "Liquidity".

Liquidity

        In November 2001, U. S. Steel entered into a five-year Receivables Purchase Agreement with financial institutions. U. S. Steel established a wholly owned subsidiary, U. S. Steel Receivables LLC ("USSR"), which is a consolidated special-purpose, bankruptcy-remote entity that acquires, on a daily basis, eligible trade receivables generated by U. S. Steel and certain of its subsidiaries. USSR can sell an undivided interest in these receivables to certain commercial paper conduits. USSR pays the conduits a discount based on the conduits' borrowing costs plus incremental fees, certain of which are determined by credit ratings of U. S. Steel.

        Fundings under the facility are limited to the lesser of eligible receivables or $400 million. Eligible receivables exclude certain obligors, amounts in excess of defined percentages for certain obligors, and amounts past due or due beyond a defined period. In addition, eligible receivables are calculated by deducting certain reserves, which are based on various determinants including concentration, dilution and loss percentages, as well as the credit ratings of U. S. Steel. As of December 31, 2002, U. S. Steel had $343 million of eligible receivables, none of which were sold.

        In addition, U. S. Steel entered into a three-year revolving credit facility expiring December 31, 2004, that provides for borrowings of up to $400 million secured by all domestic inventory and related assets ("Inventory Facility"), including receivables other than those sold under the Receivables Purchase Agreement. The amount outstanding under the Inventory Facility cannot exceed the permitted "borrowing base," calculated on percentages of the value of eligible inventory. Borrowings under the facility bear interest at a rate equal to LIBOR or the prime rate plus an applicable margin determined by credit ratings of U. S. Steel. As of December 31, 2002, $397 million was available to U. S. Steel under the Inventory Facility.

        While the term of the Receivables Purchase Agreement is five years, the facility also terminates on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the Inventory Facility and other debt obligations, any failure of USSR to maintain certain ratios related to the collectability of the receivables, and failure to extend the commitments of the commercial paper conduits' liquidity providers, which currently terminate on November 26, 2003.

        USSK has a $10 million short-term credit facility and a $40 million long-term credit facility. At December 31, 2002, $48 million was available under these facilities.

        On July 2, 2002, U. S. Steel initiated an exchange offer for the 10 3/4% Senior Notes due 2008 ("Senior Notes"). The offer expired on August 5, 2002, and 100 percent of the notes were tendered for exchange. The new notes received in the exchange are identical in all material aspects to the tendered notes except that the new notes have been registered under the Securities Act of 1933, as amended. As of December 31, 2002, the aggregate principal amount of Senior Notes outstanding was $535 million.

        The Senior Notes impose limitations on U. S. Steel's ability to make restricted payments. Restricted payments under the indenture include the declaration or payment of dividends on capital stock; the purchase, redemption or other acquisition or retirement for value of capital stock; the retirement of any subordinated obligations prior to their scheduled maturity; and the making of any investments other than those specifically permitted under the indenture. In order to make restricted payments, U. S. Steel must satisfy certain requirements which include a consolidated coverage ratio based on EBITDA and consolidated interest expense for the four most recent quarters. In addition, the total of all restricted payments made since the Senior Notes were issued, excluding up to $50 million of dividends paid on common stock through the end of 2003, cannot exceed the cumulative cash proceeds from the sale of capital stock and certain investments plus 50% of consolidated net income from October 1, 2001, through the most recent quarter-end treated as one accounting period, or, if there is a consolidated net loss for the period, less 100% of such consolidated net loss. A complete description of the requirements and defined terms such as restricted payments, EBITDA and consolidated net income can be found in the indenture for the Senior Notes that was filed as Exhibit 4(f) to U. S. Steel's Annual Report on Form 10-K for the year ended December 31, 2001.

        As of December 31, 2002, U. S. Steel met the consolidated coverage ratio and had in excess of $90 million of availability to make restricted payments under the calculation described in the preceding paragraph. Also, exclusive of any limitations imposed, U. S. Steel can make aggregate dividend payments of up to $50 million on common stock from the third quarter of 2001 through the end of 2003, of which U. S. Steel has paid $38 million as of December 31, 2002. In addition to the remaining $12 million available through the end of 2003, U. S. Steel has the ability to make other restricted payments of up to $28 million as of December 31, 2002, which could also be used for dividend payments. U. S. Steel's ability to declare and pay dividends or make other restricted payments in the future is subject to U. S. Steel's ability to continue to meet the consolidated coverage ratio and have amounts available under the calculation or one of the exclusions just discussed.

        The Senior Notes also impose other significant restrictions on U. S. Steel such as the following: limits on additional borrowings, including limiting the amount of borrowings secured by inventories or accounts receivable; limits on sale/leasebacks; limits on the use of funds from asset sales and sale of the stock of subsidiaries; and restrictions on our ability to invest in joint ventures or make certain acquisitions. The Inventory Facility imposes additional restrictions on U. S. Steel including the following: effective September 30, 2002, U. S. Steel must meet an interest expense coverage ratio of at least 2 to 1 through March 30, 2003, and 2.5 to 1 thereafter, and a debt to EBITDA leverage ratio of no more than 6 to 1 through December 30, 2002, 5.5 to 1 through March 30, 2003, 5 to 1 through June 29, 2003, 4.5 to 1 through September 29, 2003, 4 to 1 through March 30, 2004, and 3.75 to 1 thereafter; limitations on capital expenditures; and restrictions on investments.

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

        U. S. Steel was in compliance with all of its debt covenants at December 31, 2002.

        On February 10, 2003, U. S. Steel sold 5 million shares of Series B Preferred. The company also granted the underwriters an over-allotment option to purchase up to an additional 750,000 shares of Series B Preferred. The Series B Preferred were issued under outstanding universal shelf registration statements. Proceeds from the offering will be used for general corporate purposes, including funding working capital, financing potential acquisitions, debt reduction and voluntary contributions to employee benefit plans. Dividend payments related to the 5 million shares of Series B Preferred will be approximately $18 million per year. These dividends will be considered restricted payments under the Senior Note covenants described above; however, the amount U. S. Steel has available to make restricted payments increased by the $242 million of net proceeds received from the sale of the Series B Preferred. The number of common shares that could be issued upon conversion of the 5 million shares of Series B Preferred ranges from approximately 16.0 million shares to 19.2 million shares, based upon the timing of the conversion and the market price of U. S. Steel's common stock.

        U. S. Steel has utilized surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The total amount of active surety bonds, trusts and letters of credit currently being used for financial assurance purposes is approximately $144 million. Events over the last year have caused major changes in the surety bond market including significant increases in surety bond premiums and reduced market capacity. These factors, together with our non-investment grade credit rating, have caused U. S. Steel to replace some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. During 2002, U. S. Steel used $65 million of liquidity sources to provide financial assurance and expects to use approximately $70 million of additional liquidity sources for these purposes in 2003.

        The very high property taxes at U. S. Steel's Gary Works facility in Indiana continue to be detrimental to Gary Works' competitive position, both when compared to competitors in Indiana and with other steel facilities in the United States and abroad. U. S. Steel is a party to several property tax disputes involving Gary Works, including claims for refunds of approximately $65 million pertaining to tax years 1994-96 and 1999 and assessments of approximately $110 million in excess of amounts paid for the 2000 and 2001 tax years. In addition, interest may be imposed upon any final assessment. The disputes involve property values and tax rates and are in various stages of administrative appeals. U. S. Steel is vigorously defending against the assessments and pursuing its claims for refunds.

        U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of $168 million as of December 31, 2002. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes in the amount of $471 million that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable. If that occurs, U. S. Steel may not be able to satisfy such obligations. In addition, if Marathon loses its investment grade ratings, certain of these obligations will be considered indebtedness under the Senior Notes indenture and for covenant calculations under the Inventory Facility. This occurrence could prevent U. S. Steel from incurring additional indebtedness under the Senior Notes or may cause a default under the Inventory Facility.

        The following table summarizes U. S. Steel's liquidity as of December 31, 2002:

(Dollars in millions)

Cash and cash equivalents	$243
Amount available under Receivables Purchase Agreement	343
Amount available under Inventory Facility	397
Amounts available under USSK credit facilities	48

Total estimated liquidity	$1,031

        The following table summarizes U. S. Steel's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

(Dollars in millions)

	Payments Due by Period
Contractual Obligations	Total		2003	2004 through 2005	2006 through 2007	Beyond 2007

Long-term debt and capital leases(a)	$1,438		$26	$50	$61	$1,301
Operating leases(b)	499		82	165	86	166
Capital commitments(c)	565		14	10	241	300
Environmental commitments(c)	135		28	—	—	107	(d)
Usher Separation bonus(c)	3		—	3	—	—
Additional consideration for USSK purchase(e)	38		38	—	—	—
Other post-retirement benefits		(f)	40	435	520		(f)

Total contractual obligations		(g)	$228	$663	$908		(g)

(a)
See Note 11 to the Financial Statements.
(b)
See Note 17 to the Financial Statements.
(c)
See Note 25 to the Financial Statements.
(d)
Timing of potential cash outflows is not determinable.
(e)
See Note 14 to the Financial Statements.
(f)
U. S. Steel accrues an annual cost for these benefit obligations under plans covering its active and retiree populations in accordance with generally accepted accounting principles. These obligations will require corporate cash in future years to the extent that trust assets are restricted or insufficient and to the extent that company contributions are required by law or union labor agreement. Amounts in the year 2003 through 2007 reflect our current estimate of corporate cash outflows and are net of the use of funds available from a VEBA trust. The accuracy of this forecast of future cash flows depends on various factors such as actual asset returns, the mix of assets within the asset trusts, medical escalation and discount rates used to calculate obligations, the availability of surplus pension assets allowable for transfer to pay retiree medical claims and company decisions or VEBA restrictions that impact the timing of the use of trust assets. Also, as such, the amounts shown could differ significantly from what is actually expended and, at this time, it is impossible to make an accurate prediction of cash requirements beyond five years.
(g)
Amount of contractual cash obligations is not determinable because other post-retirement benefit cash obligations are not estimable beyond five years, as discussed in (f) above.

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

        Pension obligations have been excluded from the above table. Preliminary funding valuations of the pension plan for union employees as of December 31, 2002, indicate that the plan will not require cash funding for the 2003 plan year. However, cash funding in 2004 and beyond for this pension plan could be required, the level of which depends upon various factors such as future asset performance, the level of interest rates used to measure ERISA minimum funding levels, the impacts of business acquisitions or sales, union negotiated changes and future government regulation. U. S. Steel may also make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years. Any such funding requirements could have an unfavorable impact on U. S. Steel's debt covenants, borrowing arrangements and cash flows. The funded status of U. S. Steel's pension plans is disclosed in Note 12 to the Financial Statements.

        The following table summarizes U. S. Steel's commercial commitments at December 31, 2002, and the effect such commitments could have on its liquidity and cash flow in future periods.

(Dollars in millions)
	Scheduled Reductions by Period
Commercial Commitments	Total	2003	2004 through 2005	2006 through 2007	Beyond 2007

Standby letters of credit(a)	$64	$50	$9	$—	$5	(c)
Surety bonds(a)	73	46	—	—	27	(c)
Funded Trusts(a)	7	7	—	—	—
Clairton 1314B Partnership(a)(b)(d)	150	—	—	—	150	(c)
Guarantees of indebtedness of unconsolidated entities(a)(d)	27	3	9	6	9
Contingent liabilities:
— Marathon obligations(a)(d)	168	29	39	41	59
— Unconditional purchase obligations(e)	717	170	368	141	38

Total commercial commitments	$1,206	$305	$425	$188	$288

(a)
Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b)
See Note 15 to the Financial Statements.
(c)
Timing of potential cash outflows is not determinable.
(d)
See Note 25 to the Financial Statements.
(e)
Reflects contractual purchase commitments ("take or pay" arrangements) primarily for purchases of substrate and certain energy sources.

        In October 2002, U. S. Steel granted an option to purchase its shares of VSZ. U. S. Steel subsequently sold these shares. Cash proceeds of $31 million were received in consideration for the option and the sale of the shares, which resulted in a pre-tax gain of $20 million in the fourth quarter. U. S. Steel previously accounted for its investment in VSZ under the cost method.

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

Derivative Instruments

        See Quantitative and Qualitative Disclosures About Market Risk for discussion of derivative instruments and associated market risk for U. S. Steel.

Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies

        U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel's products and services, operating results will be adversely affected. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel's competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods.

        USSK is subject to the laws of the Slovak Republic. The environmental laws of the Slovak Republic generally follow the requirements of the EU, which are comparable to domestic standards. USSK has also entered into an agreement with the Slovak government to bring, over time, its facilities into EU environmental compliance.

        U. S. Steel's environmental expenditures for the last three years were(a):

(Dollars in millions)	2002	2001	2000

Domestic:
Capital	$4	$5	$18
Compliance
Operating & maintenance	171	184	194
Remediation(b)	36	26	18

Total Domestic	$211	$215	$230
USSK:
Capital	$10	$10	$—
Compliance
Operating & maintenance	8	6	—
Remediation	1	—	—

Total USSK	$19	$16	$—

Total U. S. Steel	$230	$231	$230

(a)
Based on previously established U.S. Department of Commerce survey guidelines.
(b)
These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include noncash provisions recorded for environmental remediation.

        U. S. Steel's environmental capital expenditures accounted for 5% of total capital expenditures in 2002 and 2001, and 7% in 2000.

        Compliance expenditures represented 3% of U. S. Steel's total costs and expenses in 2002 and 2001, and 4% of U. S. Steel's total costs and expenses in 2000. Remediation spending during 2000 to 2002 was mainly related to remediation activities at former and present operating locations. These projects include remediation of contaminated sediments in a river that receives discharges from Gary Works and the closure of permitted hazardous and non-hazardous waste landfills.

        The Resource Conservation and Recovery Act ("RCRA") establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks.

        U. S. Steel is in the study phase of RCRA corrective action programs at its Fairless Plant and its former Geneva Works. A RCRA corrective action program has been initiated at Gary Works and Fairfield Works. Until the studies are completed at these facilities, U. S. Steel is unable to estimate the total cost of remediation activities that will be required.

        On October 23, 1998, a final Administrative Order on Consent was issued by the U.S. Environmental Protection Agency ("EPA") addressing Corrective Action for Solid Waste Management Units throughout Gary Works. This order requires U. S. Steel to perform a RCRA Facility Investigation ("RFI") and a Corrective Measure Study ("CMS") at Gary Works. The Current Conditions Report, U. S. Steel's first deliverable, was submitted to the EPA in January 1997 and was approved by the EPA in 1998. Phase I RFI work plans have been approved for the Coke Plant, the Process Sewers, and Background Soils at the site, along with the approval of one self-implementing interim stabilization measure. Another eight Phase I RFI work plans have been submitted for EPA approval, thereby completing the Phase I requirement, along with two Phase II RFI work plans and one further self-implementing interim stabilization measure. The costs of these studies are estimated to be $5.8 million. Until they are completed, it is impossible to assess what additional expenditures will be necessary.

        At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites located on plant property. The D2 disposal site and a nearby refuse area will be closed collectively. A Corrective Action Management Unit ("CAMU") for the West End Maintenance Area of Gary Works has been proposed that will include wastes from the D5 and T2 disposal sites. Total costs to close D2, D5, T2 and the refuse area are estimated to be $18.8 million.

        In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to the RCRA, under which U. S. Steel would perform a RFI and a CMS at its Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. The RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant.

        In December 1995, U. S. Steel reached an agreement in principle with the EPA and the U.S. Department of Justice ("DOJ") with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by U. S. Steel, the EPA and the DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel will pay a civil penalty of $1 million, implement two Supplemental Environmental Projects ("SEPs") costing a total of $1.75 million and implement a RCRA corrective action at the facility. One SEP was completed during 1998 at a cost of $250,000. The second SEP is under way. As of February 22, 2000, the Alabama Department of Environmental Management assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of the EPA. The first Phase I RFI work plan was approved for the site on September 16, 2002. Field sampling for the work plan commenced immediately after approval and will continue through the end of 2003. The cost to complete this study is estimated to be $657,000.

        U. S. Steel has been notified that it is a potentially responsible party ("PRP") at 21 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 2002. In addition, there are 13 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 37 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 25 to the Financial Statements.

        In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a pre-assessment screen pursuant to federal regulations and have determined to perform a Natural Resource Damages Assessment. U. S. Steel was identified as a PRP along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. The trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the trustees concluded their assessment of sediment injuries, which included a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim, which have been endorsed by representatives of the trustees and the EPA to be included in a consent decree that U. S. Steel expects will resolve this claim. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs, and obtained an 8-acre parcel of land that has been transferred to the Indiana Department of Natural Resources for addition to the Indiana Dunes National Lakeshore Park owned by the National Park Service. No formal legal proceedings have been filed in this matter.

        On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX Corporation, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with the EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. As of December 31, 2002, the sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of December 31, 2002, project costs have amounted to $29.1 million with another $14.2 million presently projected to complete the project, over the next 12 months.

Construction began in January 2002 on a CAMU to contain the dredged material. The Toxic Substances Control Act unit within the CAMU is complete; the remaining construction was completed in February 2003. Phase 1 removal of PCB-contaminated sediment was conducted in December 2002. Dredging resumed in February 2003 and will continue until dredging on the river is concluded, which is expected to occur in October 2003. Closure costs for the CAMU are estimated to be an additional $4.9 million.

        At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $12.1 million through 2002. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The EPA has consolidated and included the Duluth Works site with the other sites on the EPA's National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Additional study and oversight costs through 2003 are estimated at $765,000.

        In 1997, USS/Kobe, a joint venture between U. S. Steel and Kobe Steel, Ltd. ("Kobe"), was the subject of a multi-media audit by the EPA that included an air, water and hazardous waste compliance review. USS/Kobe and the EPA entered into a tolling agreement pending issuance of the final audit and commenced settlement negotiations in July 1999. In August 1999, the steelmaking and bar producing operations of USS/Kobe were combined with companies controlled by Blackstone Capital Partners II to form Republic. The tubular operations of USS/Kobe were transferred to a newly formed entity, Lorain Tubular Company, LLC ("Lorain Tubular"), which operated as a joint venture between U. S. Steel and Kobe until December 31, 1999, when U. S. Steel purchased all of Kobe's interest in Lorain Tubular. Republic and U. S. Steel are continuing negotiations with the EPA. Most of the matters raised by the EPA relate to Republic's facilities; however, air discharges from U. S. Steel's No. 3 seamless pipe mill have also been cited. U. S. Steel will be responsible for matters relating to its facilities. The final report and citations from the EPA have not been issued.

        On February 12, 1987, U. S. Steel and the Pennsylvania Department of Environmental Resources ("PADER") entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and the PADER reached agreement to amend the Consent Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon, a former coke plant waste disposal site; to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $10.2 million with another $1.4 million presently projected to complete the project.

        In 1988, U. S. Steel and two other PRPs (Bethelehem Steel Corporation and William Fiore) agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth Township, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which U. S. Steel paid $3.4 million. The EPA indicated that further remediation of this site would be required. In October 1991, the PADER placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation, which was issued in 1997. After a feasibility study by the Pennsylvania Department of Environmental Protection ("PADEP") and submission of a conceptual remediation plan in 2001 by U. S. Steel, U. S. Steel submitted a revised conceptual remedial action plan on May 31, 2002. U. S. Steel and PADEP signed a consent decree on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. This consent decree has been noticed for public comments. U. S. Steel estimates its future liability at the site to be $6.8 million.

        In September 2001, U. S. Steel agreed to an Administrative Order on Consent with the State of North Carolina for the assessment and cleanup of a Greensboro, N.C. fertilizer manufacturing site. The site was owned by Armour Agriculture Chemical Company (now named Viad) from 1912 to 1968. U. S. Steel owned the site from 1968 to 1986 and sold the site to LaRoche Industries in 1986. The agreed order allocated responsibility for assessment and cleanup costs as follows: Viad—48%, U. S. Steel—26% and LaRoche—26%; and LaRoche was appointed to be the lead party responsible for conducting the cleanup. In March 2001, U. S. Steel was notified that LaRoche had filed for protection under the bankruptcy law. On August 23, 2001, the allocation of responsibility for this site assessment and cleanup and the cost allocation was approved by the bankruptcy court in the LaRoche bankruptcy. The estimated remediation costs are $4.4 million to $5.7 million. U. S. Steel's estimated share of these costs is $1.6 million.

        New or expanded environmental requirements, which could increase U. S. Steel's environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, U. S. Steel does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2003. U. S. Steel's environmental capital expenditures are expected to be approximately $28 million in 2003 primarily related to projects at USSK (approximately $16 million), Gary Works and Fairfield Works. Predictions beyond 2003 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, U. S. Steel anticipates that environmental capital expenditures will be approximately $68 million in 2004 including $55 million for USSK; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

        U. S. Steel has been and is a defendant in a large number of cases in which approximately 14,000 claimants actively allege injury resulting from exposure to asbestos. Nearly all of these cases involve multiple defendants. These claims fall into three major groups: (1) claims made under certain federal and general maritime law by employees of the Great Lakes Fleet or Intercoastal Fleet, former operations of U. S. Steel; (2) claims made by persons who performed work at U. S. Steel facilities; and (3) claims made by industrial workers allegedly exposed to an electrical cable product formerly manufactured by U. S. Steel. To date, all actions resolved have been either dismissed or settled for immaterial amounts. In 2002, U. S. Steel disposed of claims from approximately 1,700 claimants with aggregate total payments of approximately $700,000 and over 4,700 cases were administratively dismissed. It is not possible to predict with certainty the outcome of these matters; however, based upon present knowledge, management believes that it is unlikely that the resolution of the pending actions will have a material adverse effect on our financial condition. Among the factors that management considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the last 12 years that have been administratively dismissed or are inactive due to the failure of the claimants to present any medical evidence supporting their claims, (2) that over the last several years the total number of pending claims has remained steady, (3) that it has been many years since U. S. Steel employed maritime workers or manufactured electrical cable and (4) U. S. Steel's history of trial outcomes, settlements and dismissals. This statement of belief is a forward-looking statement. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in this forward-looking statement.

        U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 25 to the Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Financial Statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to U. S. Steel.

Outlook for 2003

        Looking ahead, a loss from operations and a net loss are expected for the first quarter of 2003. Compared to the fourth quarter of 2002, pension and other benefit costs will increase by approximately $50 million and natural gas costs will be substantially higher. Although the fourth quarter included approximately $30 million for blast furnace outages, the first quarter will have normal negative seasonal effects related to iron ore and transportation operations.

        Shipments for the Flat-rolled segment in the 2003 first quarter are expected to be in line with fourth quarter levels; however, product mix is expected to be less favorable as a result of planned slab sales and natural gas costs will be substantially higher. For full-year 2003, Flat-rolled shipments are expected to approximate 10.0 million net tons.

        For the Tubular segment, first quarter 2003 shipments are projected to be moderately higher than in the 2002 fourth quarter, and the average realized price is expected to be lower than in the fourth quarter. Shipments for full-year 2003 are expected to be approximately 1.1 million net tons, as higher energy prices should spur a recovery in North American drilling activity in the second half of 2003.

        USSK's first quarter 2003 shipments are expected to increase slightly from the 2002 fourth quarter, and shipments for the full year are projected to be approximately 4.1 million net tons. USSK's average realized price in the first quarter should improve from the fourth quarter due primarily to a January 1, 2003, price increase of 20 euros per metric ton for all flat-rolled products.

        A price increase of at least $30 per net ton has been announced for new oil country tubular goods orders for shipment after March 1, 2003. In addition, a price increase of $30 per ton was announced for new domestic sheet orders for shipment March 30, 2003 and later. Also, USSK announced a minimum price increase of 20 euros per metric ton for all shipments April 1, 2003 and later.

        Beginning in March 2002 and continuing throughout the year, USSK entered into various commercial arrangements with Sartid, an integrated steel company with facilities located in Smederevo and Sabac in the Republic of Serbia. Tolling agreements provide for the conversion of cold-rolled full hard into tin-coated products, and raw materials into hot-rolled bands and other finished products. USSK retains ownership of these materials and markets all of the finished products. A facility management agreement requires USSK to provide management oversight of Sartid's tin processing facilities in Sabac.

        On July 30, 2002, Sartid was placed into bankruptcy and shortly thereafter the bankruptcy administrator affirmed USSK's agreements with Sartid. At the request of the bankruptcy administrator, a Commercial and Technical Support Agreement was entered into on November 8, 2002, between USSK and the bankruptcy administrator, under which USSK has been retained to provide commercial, technical and financial support as necessary to assist the bankruptcy administrator in the operation of the Smederevo Facility.

        In addition, U. S. Steel continues to explore possibilities for involvement in the restructuring of Sartid. Sartid's steel production has averaged 500,000 tons per year during the past two years, which is substantially below design capacity due to Sartid's financial difficulties. U. S. Steel believes that with needed rehabilitation and investments, Sartid's long-term raw steelmaking capability could be increased to slightly more than 2 million tons per year. Sartid primarily produces sheet products and its tinning facility has an annual capability of 130,000 tons.

        On April 10, 2002, U. S. Steel announced that it had signed a letter of intent to sell all of the coal and related assets associated with U. S. Steel Mining Company's West Virginia and Alabama mines. U. S. Steel and the purchaser continue discussions. U. S. Steel anticipates that the sale will generate proceeds of approximately $50 million and will result in a pre-tax gain, excluding the recognition of the present value of obligations related to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992. The recognition of these obligations, which were broadly estimated to be $76 million at December 31, 2002, will be required when U. S. Steel exits the coal mining business and would result in an extraordinary loss of approximately $50 million on an after-tax basis.

        On October 16, 2002, U. S. Steel announced that it had signed a letter of intent to sell its raw materials and transportation businesses to an entity to be formed by affiliates of Apollo Management, L.P. On February 10, 2003, U. S. Steel announced that it would suspend taking further actions relative to the sale of steel-related assets with USWA representation, including the previously announced letter of intent to sell its raw materials and transportation units, pending labor negotiations with the USWA that are described below.

        On January 9, 2003, U. S. Steel announced that it had signed an Asset Purchase Agreement ("APA") with National to acquire substantially all of National's steelmaking and finishing assets for approximately $950 million, which includes the assumption of liabilities of approximately $200 million. Management believes that the acquisition of National would significantly increase U. S. Steel's value-added production capabilities and enhance U. S. Steel's ability to serve the needs of North American customers in the automotive, container, appliance and construction industries. The closing of the agreement with National was contingent on, among other things, the approval of the Bankruptcy Court for the Northern District of Illinois, Eastern Division, and the execution and ratification of a new labor agreement with the USWA with respect to the steelworkers at the National facilities to be acquired.

        On January 30, 2003, National announced that it had signed an agreement with another party, under which National would sell substantially all of its assets, including its pellet-making facility, for $1,125 million, consisting of cash and the assumption of approximately $200 million of liabilities. The closing of the agreement between National and the other party is contingent on, among other things, the approval of the Bankruptcy Court and the execution and ratification of a new labor agreement with the USWA with respect to the steelworkers at the National facilities to be acquired. The U.S. Bankruptcy Court in Chicago established an auction period for National Steel's assets that began on February 6, 2003, and will end on April 7, 2003.

        On February 10, 2003, U. S. Steel announced that it would immediately begin bargaining with the USWA to reach a new, progressive labor contract covering facilities now owned by bankrupt National as well as the USWA-represented plants of U. S. Steel. U. S. Steel remains interested in acquiring the assets of National if it is able to reach a new labor agreement with the USWA for the steelworkers at the National facilities and acquire the assets at a price that it views to be appropriate in light of conditions in the steel and financial markets at the time of the auction. U. S. Steel is in discussions with the USWA regarding such a labor agreement, as well as other matters, including our mutual interest in encouraging consolidation in the North American integrated steel industry. U. S. Steel also continues to evaluate other potential domestic acquisitions. Management cannot assure that U. S. Steel will participate in or prevail at the auction for National's assets.

        On February 10, 2003, U. S. Steel submitted an indicative, non-binding proposal to the Government of Poland for the purchase of Polskie Huty Stali S.A. ("PHS"), the government-owned steel company. In accordance with its confidentiality agreement with the Polish Government, U. S. Steel did not disclose the terms of its offer. On February 18, 2003, U. S. Steel was advised that it had been admitted to the next round of the privatization process. The Polish Government has indicated its desire to complete the privatization by September 30, 2003. Earlier this year four of Poland's steel mills, including the two largest integrated facilities, were consolidated under PHS, which currently has annual raw steel production capability of approximately 9.0 million tons. PHS's steelmaking capability is expected to be reduced as a result of negotiations related to Poland's accession into the EU. PHS primarily produces blooms, rails, wire and other long products, as well as plate and sheet products.

        In line with U. S. Steel's strategy to dispose of non-strategic assets, management is also considering conveying certain timber properties to one or more employee benefit plans.

        Based on preliminary actuarial information for 2003, the company expects annual net periodic pension costs to be $65 million and annual retiree medical and life insurance costs to be $203 million, excluding multiemployer plans. Since the expected return on assets component of net periodic cost is based upon a market-related value that recognizes changes in fair value over three years, net periodic pension costs will also be progressively higher in 2004 and 2005. In 2002, U. S. Steel recorded a credit of $103 million for pensions (excluding settlement charges of $100 million) and a $138 million expense for retiree medical and life insurance (excluding multiemployer plans). Pension costs are expected to increase from 2002 primarily because of lower plan assets, average asset return assumptions that have been reduced from 8.8 percent to 8.2 percent, and a discount rate that has been reduced from 7.0 percent to 6.25 percent. The anticipated increase in retiree medical and life insurance costs primarily reflects unfavorable health care claims cost experience in 2002 for union retirees, the use of the lower discount rate and higher assumed medical cost inflation. For 2003, a 10% annual rate of increase in the per capita cost of covered health care benefits has been assumed. This rate is assumed to decrease gradually to an ultimate rate of 4.75% for 2010 and remain at that level thereafter. As a result of the above factors and payments made in 2002 from benefit plans, U. S. Steel's underfunded benefit obligations for retiree medical and life insurance increased from $1.8 billion at year-end 2001 to $2.6 billion at year-end 2002. Also, the funded status of the projected pension benefit obligation declined from an overfunded position of $1.2 billion at year-end 2001 to an underfunded position of $0.4 billion at year-end 2002.

        This annual report contains forward-looking statements with respect to market conditions, operating costs, shipments and prices, potential asset dispositions and potential acquisitions. Some factors, among others, that could affect 2003 market conditions, costs, shipments and prices for both domestic operations and USSK include product demand, prices and mix, global and company steel production levels, plant operating performance, the timing and completion of facility projects, natural gas prices and usage, changes in environmental, tax and other laws, the resumption of operation of steel facilities sold under the bankruptcy laws, and U.S. and European economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Additional factors that may affect USSK's results are foreign currency fluctuations and political factors in Europe that include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. Consummation of the asset dispositions will depend upon a number of factors including negotiation of definitive agreements; regulatory approvals, including Department of Labor approvals for the conveyances to the benefit plans; and the ability of the purchasers to arrange financing. Factors that may impact the occurrence and timing of the acquisition of National's steelmaking and finishing assets include the negotiation of a new labor agreement between U. S. Steel and the United Steelworkers of America covering employees of the National facilities, receipt of necessary clearances from the Federal Trade Commission and the U.S. Department of Justice under the Hart-Scott-Rodino Antitrust Improvement Act, approval by the Surface Transportation Board under the Surface Transportation Act for the acquisition of the Delray Connecting Railroad Company, the absence of any injunctions blocking the acquisition, and the results of the auction process contemplated in National's bankruptcy court filing.

Accounting Standards

        On January 1, 2002, U. S. Steel adopted SFAS No. 141 "Business Combinations," No. 142 "Goodwill and Other Intangible Assets" and No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." There was no financial statement implication related to the initial adoption of these Statements. For more information see Note 4 to the Financial Statements.

        On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. There was no financial statement implication related to the adoption of this Statement. For more information see Note 4 to the Financial Statements.

        The adoption of these Statements has not affected U. S. Steel's critical accounting estimates.

        In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. U. S. Steel adopted this Statement effective January 1, 2003. The transition adjustment of less than $15 million, net of tax, resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle in the first quarter of 2003.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in July 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement will be effective for exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosure to be made by a guarantor about obligations under certain guarantees that it has issued. It also clarifies that at the inception of a guarantee, the company must recognize liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements have been adopted for the 2002 annual financial statements (See Note 25 to the Financial Statements). U. S. Steel will apply the remaining provisions of the Interpretation prospectively as required.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has adopted the annual disclosure provisions of SFAS No. 148 and will adopt the interim provisions effective with the first quarter of 2003. The Company is not changing to the fair value based method of accounting for stock-based employee compensation; therefore, the transition provisions are not applicable.

        FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack the characteristics of a controlling financial interest. This Interpretation requires consolidation of a variable interest entity by the primary beneficiary and requires certain disclosures by the primary and other significant beneficiaries. The provisions of this Interpretation apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies for the interim period beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Interpretation may be applied prospectively with a cumulative effect adjustment as of the date of first application or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this Interpretation becomes effective, the company must make certain disclosures in all financial statements initially issued after January 31, 2003, regardless of the date on which the variable interest entity was created. U. S. Steel is in the process of assessing the appropriate application of this Interpretation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management Opinion Concerning Derivative Instruments

        U. S. Steel uses commodity-based and foreign currency derivative instruments to manage its price risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase of natural gas, heating oil and nonferrous metals and also certain business transactions denominated in foreign currencies. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period in income from operations. While U. S. Steel's risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

        Management believes that the use of derivative instruments, along with risk assessment procedures and internal controls, does not expose U. S. Steel to material risk. The use of derivative instruments could materially affect U. S. Steel's results of operations in particular quarterly or annual periods; however, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 3 to the Financial Statements.

Commodity Price Risk and Related Risks

        In the normal course of its business, U. S. Steel is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products. To a lesser extent, U. S. Steel is exposed to price risk related to the purchase, production or sale of coal and coke and the purchase of natural gas, steel scrap, iron ore and pellets, and certain nonferrous metals used as raw materials.

        U. S. Steel's market risk strategy has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand; however, U. S. Steel uses derivative commodity instruments (primarily over-the-counter commodity swaps) to manage exposure to fluctuations in the purchase price of natural gas and certain nonferrous metals. The use of these instruments has not been significant in relation to U. S. Steel's overall business activity.

        Sensitivity analyses of the incremental effects on pre-tax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of December 31, 2002, and December 31, 2001, are provided in the following table:

(Dollars in millions)

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price Decrease of(a)
	2002		2001
Commodity-Based Derivative Instruments	10%	25%	10%	25%

Zinc	2.8	7.0	3.5	8.9
Tin	0.5	1.2	0.2	0.6

(a)
With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effect on pre-tax income of hypothetical 10% and 25% decreases in closing commodity prices for each open contract position at December 31, 2002, and December 31, 2001. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to December 31, 2002, may cause future pre-tax income effects to differ from those presented in the table.

        U. S. Steel recorded net pre-tax losses on other than trading activity of $6 million in 2002, losses of $13 million in 2001 and gains of $2 million in 2000. These gains and losses were offset by changes in the realized prices of the underlying hedged commodities. For additional quantitative information relating to derivative commodity instruments, see Note 23 to the Financial Statements.

Interest Rate Risk

        U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 2002 and 2001 interest rates on the fair value of U. S. Steel's non-derivative financial instruments is provided in the following table:

(Dollars in millions)

	2002		2001
		Incremental Increase in Fair Value(c)		Incremental Increase in Fair Value(c)
As of December 31	Fair Value(b)		Fair Value(b)
Non-Derivative Financial Instruments(a)

Financial assets:
Investments and long-term receivables(d)	$45	$—	$42	$—
Financial liabilities:
Long-term debt(e)(f)	$1,165	$72	$1,122	$79

(a)
Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)
See Note 24 to the Financial Statements for carrying value of instruments.
(c)
Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 2002, and December 31, 2001, on the fair value of U. S. Steel's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of U. S. Steel's long-term debt at December 31, 2002, and December 31, 2001.
(d)
For additional information, see Note 15 to the Financial Statements.
(e)
Includes amounts due within one year.
(f)
Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 11 to the Financial Statements.

        At December 31, 2002, U. S. Steel's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $72 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, U. S. Steel's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel's results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

Foreign Currency Exchange Rate Risk

        U. S. Steel, primarily through USSK, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro and Slovak koruna. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 2002, U. S. Steel had open euro forward sale contracts for both U.S. dollar (total notional value of approximately $15.0 million) and Slovak koruna (total notional value of approximately $26.6 million). A 10% increase in the December 31, 2002 euro forward rates would result in an additional $4.2 million charge to income.

Equity Price Risk

        On October 9, 2002, U. S. Steel sold its investment in VSZ. Prior to that time, U. S. Steel was subject to equity price risk and market liquidity risk related to that investment.

Safe Harbor

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

        United States Steel Corporation has a comprehensive formalized system of disclosure controls and procedures designed to provide reasonable assurance that assets are safeguarded, that financial records are reliable and that information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission is recorded, processed, summarized and reported within the required time limits. Appropriate management monitors the system for compliance and evaluates it for effectiveness, and the internal auditors independently measure its effectiveness and recommend possible improvements thereto. In addition, as part of their audit of the financial statements, United States Steel Corporation's independent accountants review disclosure controls and procedures selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.

        The Board of Directors pursues its oversight role in the area of financial reporting and disclosure controls and procedures through its Audit & Finance Committee. This Committee, composed solely of nonmanagement directors, regularly meets (jointly and/or separately) with the independent accountants, management, internal auditors and members of the disclosure committee to monitor the proper discharge by each of their responsibilities relative to disclosure controls and procedures and the Corporation's financial statements.

/s/ Thomas J. Usher	/s/ John P. Surma
Thomas J. Usher Chairman of the Board of Directors and Chief Executive Officer	John P. Surma President

/s/ Gretchen R. Haggerty	/s/ Larry G. Schultz
Gretchen R. Haggerty Executive Vice President, Treasurer and Chief Financial Officer	Larry G. Schultz Vice President and Controller

Report of Independent Accountants

To the Stockholders of United States Steel Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of United States Steel Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
 Pittsburgh, Pennsylvania
February 25, 2003

Statement of Operations

(Dollars in millions) Year Ended December 31,	2002	2001	2000

Revenues and other income:
Revenues	$6,031	$5,464	$5,125
Revenues from related parties (Note 14)	918	822	965
Income (loss) from investees (Note 5)	33	64	(8)
Net gains on disposal of assets (Note 15)	29	22	46
Other income (Note 7)	43	3	4

Total revenues and other income	7,054	6,375	6,132

Costs and expenses:
Cost of revenues (excludes items shown below)	6,158	6,166	5,684
Selling, general and administrative expenses (credits)	418	270	(16)
Depreciation, depletion and amortization	350	344	360

Total costs and expenses	6,926	6,780	6,028

Income (loss) from operations	128	(405)	104
Net interest and other financial costs (Note 6)	115	141	105

Income (loss) before income taxes	13	(546)	(1)
Income tax provision (benefit) (Note 13)	(48)	(328)	20

Net income (loss)	$61	$(218)	$(21)

Income Per Common Share (Note 18)

Basic and diluted	$.62	$(2.45)	$(.24)

The accompanying notes are an integral part of these financial statements.

Balance Sheet

(Dollars in millions) December 31,	2002	2001

Assets
Current assets:
Cash and cash equivalents	$243	$147
Receivables, less allowance of $57 and $58 (Note 21)	805	671
Receivables from related parties, less allowance of $— and $107 (Note 14)	129	159
Inventories (Note 22)	1,030	870
Deferred income tax benefits (Note 13)	217	216
Other current assets	16	10

Total current assets	2,440	2,073
Investments and long-term receivables, less allowance of $2 and $39 (Note 15)	341	340
Long-term receivables from related parties, less allowance of $— and $36 (Note 14)	6	14
Property, plant and equipment — net (Note 20)	2,978	3,084
Pension asset (Note 12)	1,654	2,745
Intangible pension asset (Note 12)	414	—
Other noncurrent assets	144	81

Total assets	$7,977	$8,337

Liabilities
Current liabilities:
Accounts payable	$677	$551
Accounts payable to related parties (Note 14)	90	143
Payroll and benefits payable	254	239
Accrued taxes	281	248
Accrued interest	44	45
Long-term debt due within one year (Note 11)	26	32
Total current liabilities	1,372	1,258
Long-term debt (Note 11)	1,408	1,434

Deferred income taxes (Note 13)	223	732
Employee benefits (Note 12)	2,601	2,008
Long-term payable to related parties (Note 14)	—	33
Deferred credits and other liabilities	346	366

Total liabilities	5,950	5,831

Contingencies and commitments (Note 25)	—	—
Stockholders' Equity (Details on page F-6)
Common stock —
Issued — 102,485,246 shares and 89,197,740 shares (par value $1 per share, authorized 200,000,000 shares)	102	89
Additional paid-in capital	2,689	2,475
Retained earnings	42	—
Accumulated other comprehensive loss	(803)	(49)
Deferred compensation	(3)	(9)

Total stockholders' equity	2,027	2,506

Total liabilities and stockholders' equity	$7,977	$8,337

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

(Dollars in millions)Year Ended December 31,	2002	2001	2000

Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$61	$(218)	$(21)
Adjustments to reconcile to net cash provided from (used in) operating activities:
Depreciation, depletion and amortization	350	344	360
Pensions and other postretirement benefits	87	(57)	(847)
Deferred income taxes	(39)	18	389
Net gains on disposal of assets	(29)	(22)	(46)
(Income) loss from equity investees, net of distributions	(9)	(47)	18
Changes in:
Current receivables
— sold	320	—	—
— repurchased	(320)	—	—
— operating turnover	(134)	116	(43)
— income taxes	—	336	(267)
— provision for doubtful accounts	29	108	47
Inventories	(160)	104	(63)
Current accounts payable and accrued expenses	196	(87)	(262)
All other — net	(73)	74	108

Net cash provided from (used in) operating activities	279	669	(627)

Investing activities:
Capital expenditures	(258)	(287)	(244)
Acquisition of U. S. Steel Kosice, net of cash acquired in 2000 of $59	(38)	(14)	(10)
Disposal of assets	67	44	21
Restricted cash — withdrawals	5	5	2
— deposits	(72)	(4)	(2)
Investees — investments	(18)	(3)	(35)
— return of capital	—	13	—
— loans and advances	(3)	(3)	(10)
— repayments of loans and advances	8	—	—
All other — net	—	10	8

Net cash used in investing activities	(309)	(239)	(270)

Financing activities:
Net change in attributed portion of Marathon consolidated debt and other financial obligations	—	(74)	1,208
Repayment of specifically attributed debt	—	(370)	(6)
Revolving credit facility — borrowings	40	—	—
— repayments	(40)	—	—
Settlement with Marathon	(54)	—	—
Repayment of long-term debt	(32)	—	—
Common stock issued	227	—	—
Preferred stock repurchased	—	—	(12)
Dividends paid	(19)	(57)	(97)

Net cash provided from (used in) financing activities	122	(501)	1,093

Effect of exchange rate changes on cash	4	(1)	1

Net increase (decrease) in cash and cash equivalents	96	(72)	197
Cash and cash equivalents at beginning of year	147	219	22

Cash and cash equivalents at end of year	$243	$147	$219

Cash provided from (used in) operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(124)	$(182)	$(71)
Income taxes refunded from (paid to) taxing authorities	(4)	9	(10)
Income tax settlements received from Marathon	7	819	91

See Note 9, for supplemental cash flow information.
 The accompanying notes are an integral part of these financial statements.

Statement of Stockholders' Equity

	Dollars in millions			Shares in thousands
(In millions, except share data)	2002	2001	2000	2002	2001	2000

Common stock:
Balance at beginning of year	$89	$—	$—	89,198	—	—
Common stock issued:
Public offering	11	—	—	10,925	—	—
Employee stock plans	1	—	—	1,397	—	—
Dividend Reinvestment Plan	1	—	—	965	—	—
Separation	—	89	—	—	89,198	—

Balance at end of year	$102	$89	$—	102,485	89,198	—

Additional paid-in capital:
Balance at beginning of year	$2,475	$—	$—
Common stock issued	214	—	—
Common stock issued in Separation	—	2,475	—

Balance at end of year	$2,689	$2,475	$—

				Comprehensive Income
				2002	2001	2000

Retained earnings:
Balance at beginning of year	$—	$—	$—
Net income	61	—	—	$61
Dividends on common stock (per share $.20)	(19)	—	—

Balance at end of year	$42	$—	$—

Marathon net investment (Note 1):
Balance at beginning of year	$—	$1,952	$2,076
Net loss	—	(218)	(21)		$(218)	$(21)
Repurchase of 6.50% preferred stock	—	—	(12)
Common stock issued	—	8	6
Dividends on preferred stock	—	(8)	(8)
Dividends on common stock (per share $.55 in 2001 and $1.00 in 2000)	—	(49)	(89)
Excess redemption value over carrying value of preferred securities	—	(14)	—
Preferred stock retained by Marathon in Separation	—	(120)	—
Capital contributions by Marathon (Note 2)	—	1,013	—
Transfer to common stockholders' equity at Separation	—	(2,564)	—

Balance at end of year	$—	$—	$1,952

Deferred compensation:
Balance at beginning of year	$(9)	$(3)	$—
Changes during year, net of taxes	6	(6)	(3)

Balance at end of year	$(3)	$(9)	$(3)

Accumulated other comprehensive loss:
Minimum pension liability adjustments (Note 12):
Balance at beginning of year	$(20)	$(4)	$(7)
Changes during year, net of taxes(a)	(756)	(16)	3	(756)	(16)	3

Balance at end of year	(776)	(20)	(4)

Foreign currency translation adjustments:
Balance at beginning of year	$(29)	$(26)	$(13)
Changes during year, net of taxes(a)	2	(3)	(13)	2	(3)	(13)

Balance at end of year	(27)	(29)	(26)

Total balances at end of year	$(803)	$(49)	$(30)

Total comprehensive loss				$(693)	$(237)	$(31)

Total stockholders' equity	$2,027	$2,506	$1,919

(a) Related income tax (provision) benefit:
Minimum pension liability adjustments	$475	$9	$(1)
Foreign currency translation adjustments	—	—	(5)

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1. Basis of Presentation

United States Steel Corporation (U. S. Steel) owns and operates the former steel businesses of USX Corporation, now named and referred to herein as Marathon Oil Corporation (Marathon). U. S. Steel is engaged domestically in the production, sale and transportation of steel mill products, coal, coke, and taconite pellets (iron ore); steel mill products distribution; the management of mineral resources; the management and development of real estate; and engineering and consulting services and, through U. S. Steel Kosice (USSK) in the Slovak Republic, in the production and sale of steel mill products and coke primarily for the central and western European markets.

        Prior to December 31, 2001, the businesses of U. S. Steel comprised an operating unit of Marathon. Marathon had two outstanding classes of common stock: USX—Marathon Group common stock, which was intended to reflect the performance of Marathon's energy business, and USX—U. S. Steel Group common stock (Steel Stock), which was intended to reflect the performance of Marathon's steel business. As described further in Note 2, on December 31, 2001, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis.

        The accompanying consolidated balance sheets as of December 31, 2002 and 2001, and statements of operations and cash flows for the year ended December 31, 2002, reflect the financial position, results of operations and cash flows of U. S. Steel as a separate, stand-alone entity. Combined statements of operations and of cash flows for each of the two years in the period ended December 31, 2001, represent a carve-out presentation of the businesses comprising U. S. Steel, and are not intended to be a complete presentation of the results of operations and cash flows of U. S. Steel on a stand-alone basis. Marathon's net investment in U. S. Steel represented the combined net assets of the businesses comprising U. S. Steel and was presented in lieu of common stockholders' equity. The allocations and estimates included in these combined financial statements for the years 2001 and 2000 were determined using the methodologies described below:

Financial activities — As a matter of policy, Marathon historically managed most financial activities on a centralized, consolidated basis. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends were attributed to U. S. Steel based upon its cash flows for each of the periods presented and its initial capital structure. However, transactions such as leases, certain collateralized financings, certain indexed debt instruments and transactions related to securities convertible solely into Steel Stock were specifically attributed to U. S. Steel.

Corporate general and administrative costs — Corporate general and administrative costs were allocated to U. S. Steel based upon utilization or other methods management believed to be reasonable and which considered certain measures of business activities, such as employment, investments and revenues.

Income taxes — The results from the businesses comprising U. S. Steel were included in the consolidated federal income tax returns of Marathon through 2001. The consolidated provision and the related tax payments or refunds were reflected in U. S. Steel's combined financial statements in accordance with Marathon's tax allocation policy. In general, such policy provided that the consolidated tax provision and related tax payments or refunds were allocated to U. S. Steel, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to U. S. Steel.

        For tax provision and settlement purposes, tax benefits resulting from attributes (principally net operating losses and various tax credits), which could not be utilized by U. S. Steel on a separate return basis but which could be utilized on a consolidated basis in that year or in a carryback year, were allocated to U. S. Steel if it generated the attributes. As a result, the allocated group amounts of taxes payable or refundable were not necessarily comparable to those that would have resulted if U. S. Steel had filed its own separate tax returns.

        In connection with the Separation discussed in Note 2, U. S. Steel and Marathon entered into a tax sharing agreement, which is discussed in Notes 13 and 25.

2. The Separation

On December 31, 2001, in accordance with the Agreement and Plan of Reorganization approved by the shareholders of Marathon, Marathon converted each share of Steel Stock into the right to receive one share of U. S. Steel common stock (the Separation).

        In connection with the Separation, U. S. Steel was required to repay or replace certain indebtedness and other obligations of Marathon so that the amount of indebtedness and other obligations for which U. S. Steel was responsible immediately following the Separation would be $900 million less than the net amounts attributed to U. S. Steel immediately prior to the Separation (Value Transfer). Any difference between the two amounts, adjusted for the Value Transfer, was to be settled in cash (Cash Settlement). During the last six months of 2001, U. S. Steel completed a number of financings in order to repay or replace certain indebtedness and other obligations of Marathon.

        At December 31, 2001, the net debt and other obligations of U. S. Steel was $54 million less than the net debt and other obligations attributed to U. S. Steel, adjusted for the Value Transfer. As a result, U. S. Steel recorded a $54 million payable to Marathon for the Cash Settlement. In accordance with the terms of the Separation, U. S. Steel paid Marathon $54 million, plus applicable interest, on February 6, 2002.

        The net assets of U. S. Steel at Separation were approximately the same as the net assets attributed to U. S. Steel immediately prior to the Separation, except for the Value Transfer and the impacts of certain other transactions directly related to the Separation. The following table reconciles the net assets attributed to U. S. Steel immediately prior to the Separation with the net assets of U. S. Steel immediately following the Separation:

(In millions)

Net assets of U. S. Steel prior to Separation		$1,551
Value Transfer	$90
Separation costs funded by Marathon	62
Other Separation adjustments	51

Increase in net assets related to Separation		1,013

Net assets of U. S. Steel		$2,564

        In connection with the Separation, U. S. Steel and Marathon entered into the following Agreements:

Financial Matters Agreement — This agreement establishes the responsibilities of U. S. Steel and Marathon relating to certain corporate obligations of Marathon at the time of Separation as follows:

  •
  The assumption by U. S. Steel of certain industrial revenue bonds and certain other financial obligations of Marathon. See Notes 11 and 25 for details.

  •
  Obligations for which Marathon is solely responsible.

  •
  Obligations of Marathon for which U. S. Steel remains contingently liable. See Note 25 for details.

  •
  Obligations of U. S. Steel for which Marathon remains contingently liable.

Tax Sharing Agreement — See Notes 13 and 25, for a discussion of this agreement.

Transition Services Agreement — This agreement provided that, to the extent that one company or the other was not able to immediately service its own needs relating to services formerly managed on a corporate-wide basis, U. S. Steel and Marathon would enter into a transition services agreement whereby one company would provide such services to the other to the extent requested if the providing company was able to do so. Such agreements would be for a term of up to twelve months and be on a cost reimbursement basis. This agreement expired at December 31, 2002.

License Agreement — This agreement granted to U. S. Steel a non-exclusive license to use the USX name rights and certain intellectual property with the right to sublicense.

Insurance Assistance Agreement — This agreement provides for the division of responsibility for joint insurance arrangements and the associated payment of insurance claims and deductibles following the Separation for claims associated with pre-Separation periods.

        For other activities between U. S. Steel and Marathon, see Note 14.

3. Summary of Principal Accounting Policies

Principles applied in consolidation — These financial statements include the accounts of U. S. Steel and its majority-owned subsidiaries. Intercompany accounts, transactions and profits have been eliminated in consolidation.

        The accounts of businesses acquired have been included in the consolidated financial statements from the dates of acquisition. See Note 5 for further discussion of businesses acquired.

        Investments in entities over which U. S. Steel has significant influence are accounted for using the equity method of accounting and are carried at U. S. Steel's share of net assets plus loans and advances. Differences in the basis of the investment and the underlying net asset value of the investee, if any, are amortized into earnings over the remaining useful life of the associated assets.

        Investments in companies whose stock is publicly traded are carried generally at market value. The difference between the cost of these investments and market value is recorded in other comprehensive income (net of tax). Investments in companies whose stock has no readily determinable fair value are carried at cost and are periodically reviewed for impairment.

        Income (loss) from investees includes U. S. Steel's proportionate share of income (loss) from equity method investments. Also, gains or losses from changes in ownership of unconsolidated investees are recognized in the period of change. Unrealized profits and losses on transactions with equity investees have been eliminated in consolidation.

Use of estimates — Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; environmental liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; and assets and obligations related to employee benefits. Actual results could differ from the estimates and assumptions used.

Revenue recognition — Revenues are primarily recognized when products are shipped, properties are sold or services are provided to customers, the sales price is fixed and determinable, collectibility is reasonably assured, and title and risks of ownership have passed to the buyer. Revenues for mineral interest royalties are generally recorded when the cash is received, which approximates the accrual method. Shipping and other transportation costs charged to buyers are recorded in both revenues and cost of revenues.

Cash and cash equivalents — Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less.

Inventories — Inventories are carried at lower of cost or market on a worldwide basis. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

Derivative instruments — U. S. Steel uses commodity-based and foreign currency derivative instruments to manage its exposure to price risk. Futures, forwards, swaps and options are used to reduce the effects of fluctuations in the purchase price of natural gas and nonferrous metals and also certain business transactions denominated in foreign currencies. U. S. Steel has not elected to designate derivative instruments as qualifying for hedge accounting treatment. As a result, the changes in fair value of all derivatives are recognized immediately in results of operations.

Property, plant and equipment — U. S. Steel records depreciation on a modified straight-line or straight-line method utilizing a composite or group asset approach based upon estimated lives of assets. The modified straight-line method is utilized for domestic steel producing assets and is based upon production levels. The modification factors applied to straight-line calculations range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level.

        Depletion of mineral properties is based on rates which are expected to amortize cost over the estimated tonnage of minerals to be removed.

        U. S. Steel evaluates impairment of its property, plant and equipment on an individual asset basis or by logical groupings of assets whenever circumstances indicate that the carrying value may not be recoverable. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market values.

        When property, plant and equipment depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as assets held for sale. Proceeds from the disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on income.

Major maintenance activities — U. S. Steel incurs planned major maintenance costs primarily for blast furnace relines. Costs that extend the life of the asset are separately capitalized in property, plant and equipment and are amortized over their estimated useful life, which is generally the period until the next scheduled reline. All other repair and maintenance costs are expensed as incurred.

Environmental remediation — Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve existing assets' environmental safety or efficiency. U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted if the amount and timing of the cash disbursements are readily determinable.

Pensions, other postretirement and postemployment benefits — U. S. Steel has noncontributory defined benefit pension plans and defined benefit retiree health care and life insurance plans (other postretirement benefits) that cover most of its domestic employees on their retirement. The net pension and other postretirement benefits obligations recorded and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets, salary increases, the mortality of participants and the current level and escalation of health care costs in the future. Additionally, U. S. Steel recognizes an obligation to provide postemployment benefits, primarily for disability-related claims covering indemnity and medical payments for certain domestic employees. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses are deferred and amortized over future periods.

Concentration of credit and business risks — U. S. Steel is exposed to credit risk in the event of nonpayment by customers principally within the automotive, steel, container and construction industries. Changes in these industries may significantly affect management's estimates and U. S. Steel's financial performance. U. S. Steel mitigates its exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. USSK mitigates credit risk for approximately 75% of its revenues by requiring bank guarantees, letters of credit, credit insurance, prepayment or other collateral.

        The majority of U. S. Steel's customers are located in the United States and Central and Western Europe. No single customer accounts for more than 5% of gross annual revenues.

Foreign currency risk — U. S. Steel, primarily through USSK, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar.

Stock-based compensation — U. S. Steel has various stock-based employee compensation plans, which are described more fully in Note 19. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income for the stock options or stock appreciation rights (SARs) at the date of grant, as all options and SARs granted had an exercise price equal to the market value of the underlying common stock. When the stock price exceeds the grant price, SARs are adjusted for changes in the market value and compensation expense is recorded. Deferred compensation for restricted stock under the United States Steel Corporation 2002 Stock Plan (2002 Stock Plan) and the USX Corporation 1990 Stock Plan (1990 Stock Plan) is charged to equity when the restricted stock is granted and subsequently adjusted for changes in the market value of the underlying stock. The deferred compensation is then expensed over the vesting period and adjusted if conditions of the restricted stock grant are not met. Deferred compensation for the restricted stock plan for certain salaried employees who are not officers of the Corporation is charged to equity when the restricted stock is granted and subsequently expensed over the vesting period.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

(In millions, except per share data)	2002	2001	2000

Net income (loss), as reported	$61	$(218)	$(21)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3	2	1
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(7)	(5)	(3)

Pro forma net income (loss)	$57	$(221)	$(23)

Basic and diluted net income (loss) per share
— As reported	$.62	$(2.45)	$(.24)
— Pro forma	.58	(2.48)	(.26)

        The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

	2002	2001	2000

Weighted average grant date exercise price per share	$20.42	$19.89	$23.00
Expected annual dividends per share	$.20	$.20	$1.00
Expected life in years	5	5	5
Expected volatility	43%	40%	37%
Risk-free interest rate	4.4%	4.9%	6.5%

Weighted-average grant date fair value of options granted during the year, as calculated from above	$8.29	$7.69	$6.63

Deferred taxes — Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include U. S. Steel's expectation to generate sufficient future taxable income and management's intent regarding the permanent reinvestment of the earnings from certain foreign subsidiaries. Deferred tax liabilities have not been recognized for the undistributed earnings of certain foreign subsidiaries, primarily USSK, because management intends to permanently reinvest such earnings in those foreign operations. U. S. Steel records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Insurance — U. S. Steel is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

Reclassifications — Effective January 1, 2002, net pension and other postretirement costs associated with active employees at our operating locations are reflected in cost of revenues. Net costs and credits associated with corporate headquarters personnel and all retirees are reflected in selling, general and administrative expenses. Prior year data has been reclassified to conform to the current year presentation, which resulted in a decrease in cost of revenues and an increase in selling, general and administrative expenses of $162 million and $190 million for the years ended December 31, 2001 and 2000, respectively. Certain other reclassifications of prior years' data have been made to conform to 2002 classifications.

4. New Accounting Standards

On January 1, 2002, U. S. Steel adopted Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting and established specific criteria for the recognition of intangible assets separately from goodwill. This Statement also requires that if any excess of fair value of acquired assets over cost in a business combination remains after reducing to zero amounts that would have otherwise been assigned to the acquired assets, that remaining excess shall be recognized immediately as an extraordinary gain, rather than being deferred and amortized. There was no financial statement impact related to the initial adoption of SFAS No. 141 and the guidance will be applied on a prospective basis.

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

        On April 30, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from the Extinguishment of Debt," and the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will now be used to classify gains and losses on the extinguishment of debt. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements" amended SFAS No. 4 and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" did not apply to U. S. Steel. SFAS No. 13, "Accounting for Leases" is amended to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. Generally, SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, except for certain provisions related to SFAS No. 13 that are effective for transactions occurring after May 15, 2002. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will have no impact on net income or the related per share amount for any period presented in the financial statements.

        In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. SFAS No. 143 requires proforma disclosure of the amount of the liability for obligations as if the statement had been applied during all periods affected, using current information, current assumptions and current interest rates. In addition, the effect of adopting a new accounting principle on net income and on the related per share amounts is required to be shown on the face of the income statements for all periods presented under APB Opinion No. 20. U. S. Steel adopted this Statement effective January 1, 2003. The transition adjustment of less than $15 million, net of tax, resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle in the first quarter of 2003. U. S. Steel will comply with the proforma disclosure requirements.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in July 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement will be effective for exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosure to be made by a guarantor about obligations under certain guarantees that it has issued. It also clarifies that at the inception of a guarantee, the company must recognize liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements have been adopted for the 2002 annual financial statements (see Note 25). U. S. Steel will apply the remaining provisions of the Interpretation prospectively as required.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has adopted the annual disclosure provisions and will adopt the interim disclosure provisions of SFAS No. 148 effective with the first quarter of 2003. The Company is not changing to the fair value based method of accounting for stock-based employee compensation; therefore, the transition provisions are not applicable.

        FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack the characteristics of a controlling financial interest. This Interpretation requires consolidation of a variable interest entity by the primary beneficiary and requires certain disclosures by the primary and other significant beneficiaries. The provisions of this Interpretation apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies for the interim period beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Interpretation may be applied prospectively with a cumulative effect adjustment as of the date of first application or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this Interpretation becomes effective, the company must make certain disclosures in all financial statements initially issued after January 31, 2003, regardless of the date on which the variable interest entity was created. U. S. Steel is in the process of assessing the appropriate application of this Interpretation.

5. Business Combinations

On November 24, 2000, U. S. Steel acquired USSK. USSK was formed in June 2000 to hold the steel operations and related assets of VSZ a.s. (VSZ), a diversified Slovak corporation. The purchase price for USSK consisted of cash payments of $69 million in 2000, $14 million in 2001 and additional consideration of not less than $25 million and up to $75 million was contingent upon the performance of USSK in 2001. Based on this performance, the maximum contingent consideration was accrued, resulting in total cash consideration of $158 million. In July 2002, the first installment of the contingent consideration of $37.5 million was paid. The remaining payment of $37.5 million is due in July 2003. Additionally, $325 million of debt and $226 million of other liabilities were included with the acquisition. The acquisition was accounted for under the purchase method of accounting. The 2000 results of operations included the operations of USSK from the date of acquisition. Prior to this transaction, U. S. Steel and VSZ were equal partners in VSZ U. S. Steel, s.r.o. (VSZUSS), a tin mill products manufacturer. The assets of USSK included VSZ's interest in VSZUSS. The acquisition of the remaining interest in VSZUSS was accounted for under the purchase method of accounting. Prior to the acquisition, U. S. Steel had accounted for its investment in VSZUSS under the equity method of accounting.

        On March 1, 2001, U. S. Steel completed the purchase of the tin mill products business of LTV Corporation (LTV), which is now operated as East Chicago Tin. In this noncash transaction, U. S. Steel assumed approximately $66 million of employee related obligations from LTV. The acquisition was accounted for using the purchase method of accounting. Results of operations for the year 2001 include the operations of East Chicago Tin from the date of acquisition. In the fourth quarter of 2001, U. S. Steel recorded an intangible asset impairment of $20 million, related to the five-year agreement for LTV to supply U. S. Steel with pickled hot bands entered into in conjunction with the acquisition of LTV's tin mill products business. This impairment was recorded during the quarter that LTV discontinued operations at East Chicago pursuant to a bankruptcy court order.

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

        The following unaudited pro forma data for U. S. Steel includes the results of operations of the above acquisitions giving effect to them as if they had been consummated at the beginning of the years presented. Pro forma results for 2001 exclude the $68 million gain and the $33 million tax benefit recorded as a result of the Transtar transaction. In addition, VSZ did not provide historical carve-out financial information for its steel activities prepared in accordance with generally accepted accounting principles in the United States of America. Therefore, U. S. Steel made certain estimates and assumptions regarding revenues and costs used in the preparation of the unaudited pro forma data relating to USSK for the year 2000.

        The following unaudited pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

(In millions) (Unaudited)	2001	2000

Revenues and other income	$6,353	$7,355
Net income (loss)	(321)	58
Per share — basic and diluted	(3.60)	.65

6. Net Interest and Other Financial Costs

(In millions)	2002	2001		2000

Interest and other financial income:
Interest income	$5	$13		$3
Foreign currency remeasurement gains (losses)	16	(1)		7

Total	21	12		10

Interest and other financial costs:
Interest incurred	129	186		88
Less interest capitalized	5	1		3

Net interest	124	185		85
Interest on tax issues	4	(58)	(a)	11
Financial costs on:
Sale of receivables	3	—		—
Inventory facility	2	—		—
Trust preferred securities	—	13		13
Preferred stock of subsidiary	—	11		5
Amortization of discounts and deferred financing costs	3	2		1

Total	136	153		115

Net interest and other financial costs	$115	$141		$105

(a)
Includes a favorable adjustment of $67 million related to prior years' taxes.

7. Recovery of Excise Taxes

In 2002, U. S. Steel recognized pretax income of $38 million associated with the recovery of black lung excise taxes that were paid on coal export sales during the period 1993 through 1999. This income is included in other income in the statement of operations and resulted from a 1998 federal district court decision that found such taxes to be unconstitutional. Of the $38 million of cash received, $11 million represented interest.

8. Segment Information

During the first quarter of 2002, following the Separation, U. S. Steel established a new internal financial reporting structure. This resulted in a change in reportable segments from Domestic Steel and USSK to Flat-rolled Products (Flat-rolled), Tubular Products (Tubular) and USSK. In addition, U. S. Steel revised the presentation of several items of income and expense within income (loss) from reportable segments. Net pension credits, costs related to former businesses and administrative expenses previously not reported at the segment level are now directly charged or allocated to the reportable segments and other businesses. In the fourth quarter of 2002, certain quantitative threshold tests under SFAS No. 131 were met by two operating units previously included in the Other Businesses category requiring those operating units to be reflected as reportable segments. As of the end of 2002, U. S. Steel had five reportable segments: Flat-rolled, Tubular, USSK, Straightline Source (Straightline) and USS Real Estate (Real Estate). Prior year segment data has been conformed to the current year presentation.

        The Flat-rolled segment includes the operating results of U. S. Steel's domestic integrated steel mills and equity investees involved in the production of sheet, plate and tin mill products. These operations are principally located in the United States and primarily serve customers in the transportation (including automotive), appliance, service center, conversion, container and construction markets.

        The Tubular segment includes the operating results of U. S. Steel's domestic tubular production facilities and an equity investee involved in the production of tubular goods. These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemical markets.

        The USSK segment includes the operating results of U. S. Steel's integrated steel mill located in the Slovak Republic; a production facility in Germany; operations under facility management and support agreements in Serbia; and equity investees, primarily located in Central Europe. These operations produce and sell sheet, plate, tin, tubular, precision tube and specialty steel products, as well as coke. USSK primarily serves customers in the central and western European construction, conversion, appliance, transportation, service center, container, and oil, gas and petrochemical markets.

        The Straightline segment includes the operating results of U. S. Steel's technology-enabled distribution business that serves steel customers primarily in the eastern and central United States. Straightline competes in the steel service center marketplace using a nontraditional business process to sell, process and deliver flat-rolled steel products in small to medium sized order quantities primarily to job shops, contract manufacturers and original equipment manufacturers across an array of industries.

        The Real Estate segment manages U. S. Steel's domestic mineral interests that are not assigned to other operating units; timber properties; and residential, commercial and industrial real estate that is managed or developed for sale or lease.

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

        The results of segment operations are as follows:

(In millions)	Flat- rolled	Tubular	USSK	Straight- line	Real Estate	Total Reportable Segments	Other Businesses	Reconciling Items	Total U. S. Steel

2002
Revenues and other income:
Customer	$4,086	$519	$1,168	$73	$87	$5,933	$1,016	$—	$6,949
Intersegment	191	—	11	—	8	210	916	(1,126)	—
Equity income (loss)(a)	1	—	2	—	—	3	(9)	39	33
Other	1	—	4	—	6	11	3	58	72

Total	$4,279	$519	$1,185	$73	$101	$6,157	$1,926	$(1,029)	$7,054

Income (loss) from operations	$(31)	$4	$110	$(41)	$57	$99	$38	$(9)	$128
Depreciation, depletion and amortization	204	10	41	4	1	260	90	—	350
Capital expenditures	42	52	97	8	1	200	58	—	258

2001
Revenues and other income:
Customer	$3,662	$714	$1,060	$2	$96	$5,534	$856	$(104)	$6,286
Intersegment	229	—	—	—	12	241	756	(997)	—
Equity income (loss)(a)	(37)	1	1	—	—	(35)	(15)	114	64
Other	—	—	3	—	16	19	6	—	25

Total	$3,854	$715	$1,064	$2	$124	$5,759	$1,603	$(987)	$6,375

Income (loss) from operations	$(536)	$88	$123	$(17)	$69	$(273)	$(17)	$(115)	$(405)
Depreciation, depletion and amortization	180	11	38	1	1	231	75	38	344
Capital expenditures	129	5	61	19	2	216	71	—	287

2000
Revenues and other income:
Customer	$4,324	$739	$92	$—	$102	$5,257	$841	$(8)	$6,090
Intersegment	202	—	—	—	14	216	710	(926)	—
Equity income (loss)(a)	25	2	—	—	—	27	1	(36)	(8)
Other	1	—	—	—	20	21	29	—	50

Total	$4,552	$741	$92	$—	$136	$5,521	$1,581	$(970)	$6,132

Income (loss) from operations	$31	$83	$2	$—	$72	$188	$67	$(151)	$104
Depreciation, depletion and amortization	191	13	4	—	6	214	75	71	360
Capital expenditures	163	2	5	—	2	172	72	—	244

(a)
Represents equity in earnings (losses) of unconsolidated investees.

        The following are schedules of reconciling items:

(In millions)	2002	2001	2000

Revenues and Other Income:
Elimination of intersegment revenues	$(1,126)	$(997)	$(926)
Insurance recoveries related to USS-POSCO fire	39	46	—
Federal excise tax refund	38	—	—
Gain on VSZ share sale	20	—	—
Asset impairment — trade receivables	—	(104)	(8)
Gain on Transtar reorganization	—	68	—
Impairment and other costs related to investments in equity investees	—	—	(36)

Total	$(1,029)	$(987)	$(970)

Income (Loss) From Operations:
Insurance recoveries related to USS-POSCO fire	$39	$46	$—
Federal excise tax refund	38	—	—
Gain on VSZ share sale	20	—	—
Pension settlement losses	(100)	—	—
Asset impairments — trade and other receivables	(14)	(146)	(8)
Environmental and legal contingencies	9	—	(36)
Costs related to Fairless shutdown	(1)	(38)	—
Costs related to Separation	—	(25)	—
Gain on Transtar reorganization	—	68	—
Asset impairments — intangible assets	—	(20)	—
— coal	—	—	(71)
Impairment and other costs related to investment in equity investees	—	—	(36)

Total	$(9)	$(115)	$(151)

Depreciation, Depletion and Amortization:
Asset impairments — intangible assets	$—	$20	$—
— coal	—	—	71
Depreciation costs related to Fairless shutdown	—	18	—

Total	$—	$38	$71

Revenues by Product: (In millions)	2002	2001	2000

Sheet and semi-finished steel products	$4,048	$3,163	$3,288
Plate and tin mill products	1,057	1,273	977
Tubular products	554	755	754
Raw materials (coal, coke and iron ore)	502	485	626
Other(a)	788	610	445

Total	$6,949	$6,286	$6,090

(a)
Includes revenue from the sale of steel production by-products; transportation services; steel mill products distribution; the management of mineral resources; the management and development of real estate; and engineering and consulting services.

Geographic Area:

        The information below summarizes revenues and other income and property, plant and equipment and investments (assets) based on the location of the manufacturing facilities to which they relate.

(In millions)	Year	Revenues and Other Income	Assets

United States	2002 2001 2000	$5,864 5,302 6,027	$2,764 2,927 2,745
Slovak Republic	2002 2001 2000	1,131 1,030 95	488 429 376
Other Foreign Countries	2002 2001 2000	59 43 10	10 11 10
Total	2002 2001 2000	$7,054 6,375 6,132	$3,262 3,367 3,131

9. Supplemental Cash Flow Information

(In millions)	2002	2001	2000

Noncash investing and financing activities:
Stock issued for employee stock plans:
U. S. Steel common stock	$14	$—	$—
Steel Stock	—	9	5
Assets acquired through capital leases	—	7	—
Disposal of assets — notes or common stock received	—	4	14
Business combinations:
Acquisition of East Chicago Tin — liabilities assumed	—	66	—
Acquisition of Transtar:
Liabilities assumed	—	114	—
Investee liabilities consolidated in step acquisition	—	145	—
Acquisition of USSK:
Liabilities assumed	—	—	568
Accrual of contingent consideration at present value	—	45	21
Investee liabilities consolidated in step acquisition	—	—	3
Separation activities (see Note 2):
Marathon obligations historically attributed to
U. S. Steel retained by Marathon in the
Separation (Value Transfer)	—	900	—
Separation costs funded by Marathon	—	62	—
Other Separation adjustments	—	51	—

10. Short-Term Debt

USSK is the sole obligor on a short-term $10 million credit facility that expires on November 26, 2003. The facility bears interest on prevailing short-term market rates plus 1%. USSK is obligated to pay a .25% commitment fee on undrawn amounts. At December 31, 2002, there were no borrowings against this facility. However, availability was reduced by $2 million to $8 million as a result of customs guarantees issued against the facility.

11. Long-Term Debt

	Interest Rates — %		December 31
(In millions)		Maturity	2002	2001

Senior Notes	10 3/4	2008	$535	$535
Senior Quarterly Income Debt Securities	10	2031	49	49
Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes	4 3/4 — 6 7/8	2009-2033	471	471
Inventory Facility		2004	—	—
Fairfield Caster Lease		2003 — 2012	80	84
All other obligations, including other capital leases		2003 — 2005	2	6
USSK loan	8 1/2	2003 — 2010	301	325
USSK credit facility		2004	—	—

Total			1,438	1,470
Less unamortized discount			4	4
Less amount due within one year			26	32

Long-term debt due after one year			$1,408	$1,434

Senior Notes — $385 million and $150 million of Senior Notes (Notes) were issued on July 27, 2001, and September 11, 2001, respectively. Interest is payable semi-annually in February and August. Up to 35% of the aggregate principal amount of the Notes may be redeemed at any time prior to August 1, 2004, with the proceeds of public offerings of certain capital stock at a redemption price of 110.75% of the principal amount plus accrued interest.

Senior Quarterly Income Debt Securities (Quarterly Debt Securities) — On December 19, 2001, the Quarterly Debt Securities were issued in an exchange for certain preferred securities of Marathon. Interest is payable quarterly. The Quarterly Debt Securities will be redeemable at the option of U. S. Steel, in whole or in part, on or after December 31, 2006, at 100% of the principal amount redeemed together with accrued but unpaid interest to the redemption date.

Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes — Under the Financial Matters Agreement (see Note 2), U. S. Steel assumed and will discharge all principal, interest and other duties of Marathon under these obligations, including any amounts due upon any defaults or accelerations of any of the obligations, other than defaults or accelerations caused by any action of Marathon. The agreement also provides that on or before the tenth anniversary of the Separation, U. S. Steel will provide for the discharge of Marathon from any remaining liability under any of these obligations.

Inventory Facility — On November 30, 2001, U. S. Steel entered into a revolving credit facility that provides for borrowings of up to $400 million and expires on December 31, 2004. The facility is secured by all domestic inventory and related assets, including receivables other than those sold under the Receivables Purchase Agreement (see Note 21). The amount outstanding under the facility will not exceed the permitted "borrowing base" calculated on percentages of the values of eligible inventory.

Interest on borrowings is calculated based on either LIBOR or J. P. Morgan Chase's prime rate using spreads determined by U. S. Steel's credit ratings. Although there were no amounts drawn against this facility at December 31, 2002, availability was reduced to $397 million due to a letter of credit issued against the facility.

Fairfield Caster Lease — U. S. Steel is the sublessee of a slab caster at the Fairfield Works facility in Alabama. The sublease is accounted for as a capital lease. Marathon is the primary obligor under the lease. Under the Financial Matters Agreement, U. S. Steel assumed and will discharge all obligations under this lease, which has a final maturity of 2012, subject to additional extensions.

USSK loan — USSK has a loan with a group of financial institutions whose recourse is limited to USSK. The loan is subject to annual repayments of $20 million beginning in November of 2003, with the balance due in 2010. Mandatory prepayments of the loan may be required based upon a cash flow formula or a change in control of U. S. Steel. A mandatory prepayment of $24 million was made in April of 2002, but no such mandatory prepayment will be required in 2003.

USSK credit facility — USSK is the sole obligor on a $40 million credit facility that expires in December 2004. The facility bears interest on prevailing market rates plus .90%. USSK is obligated to pay a .25% commitment fee on undrawn amounts.

Covenants — The Notes, Quarterly Debt Securities, USSK loan, USSK credit facility and the Inventory Facility may be declared immediately due and payable in the event of a change in control of U. S. Steel, as defined in the related agreements. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield Caster for $91 million or provide a letter of credit to secure the remaining obligation. Additionally, the Notes contain various other restrictive covenants, the majority of which will not apply upon the attainment of an investment grade rating, including restrictions on the payment of dividends, limits on additional borrowings, including limiting the amount of borrowings secured by inventories and the accounts receivable securitization, limits on sale/leasebacks, limits on the use of funds from asset sales and sale of the stock of subsidiaries, and restrictions on our ability to make investments in joint ventures or make certain acquisitions. The Inventory Facility imposes additional restrictions including financial covenants that require U. S. Steel to meet interest expense coverage and leverage ratios, limitations on capital expenditures and restrictions on investments. If these covenants are breached, creditors would be able to declare their obligations immediately due and payable and foreclose on any collateral.

Liquidity — U. S. Steel management believes that U. S. Steel's liquidity will be adequate to satisfy its obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Further requirements for U. S. Steel's business needs, including the funding of capital expenditures, debt service for outstanding financings, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings and other external financing sources. However, there is no assurance that our business will generate sufficient operating cash flow or that external financing sources will be available in an amount sufficient to enable us to service or refinance our indebtedness or to fund other liquidity needs. If there is a prolonged delay in the recovery of the manufacturing sector of the U. S. economy, U. S. Steel believes that it can maintain adequate liquidity through a combination of the deferral of nonessential capital spending, sales of non-strategic assets and other cash conservation measures.

Debt Maturities — Aggregate maturities of long-term debt are as follows (In millions):

Year ending December 31,
2003	2004	2005	2006	2007	Later Years	Total

$26	$25	$25	$26	$35	$1,301	$1,438

12. Pensions and Other Postretirement Benefits

U. S. Steel has noncontributory defined benefit pension plans covering substantially all domestic employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits are also provided to most domestic salaried employees based upon a percent of total career pensionable earnings. U. S. Steel also participates in multiemployer plans, most of which are defined benefit plans associated with coal operations.

        U. S. Steel also has defined benefit retiree health care and life insurance plans (other benefits) covering most domestic employees upon their retirement. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, both subject to various cost sharing features. Life insurance benefits are provided to nonunion retiree beneficiaries primarily based on employees' annual base salary at retirement. For domestic union retirees, life insurance benefits are provided primarily based on fixed amounts negotiated in labor contracts with the appropriate unions.

	Pension Benefits		Other Benefits
(In millions)	2002	2001	2002	2001

Change in benefit obligations
Benefit obligations at January 1	$7,358	$6,921	$2,555	$2,149
Service cost	96	89	18	15
Interest cost	485	496	172	161
Plan amendments	—	4	—	—
Actuarial losses	602	469	638	261
Plan merger and acquisition(a)	—	106	—	152
Settlements, curtailments and termination benefits(b)	(215)	21	—	—
Benefits paid	(688)	(748)	(212)	(183)

Benefit obligations at December 31	$7,638	$7,358	$3,171	$2,555

Change in plan assets
Fair value of plan assets at January 1	$8,583	$9,312	$728	$842
Actual return on plan assets	(434)	(26)	(21)	21
Acquisition	1	62	—	—
Employer contributions	—	—	17	17
Trustee distributions(c)	(18)	(17)	—	—
Settlements paid from plan assets	(197)	—	—	—
Benefits paid from plan assets	(688)	(748)	(180)	(152)

Fair value of plan assets at December 31	$7,247	$8,583	$544	$728

Funded status of plans at December 31	$(391) (d)	$1,225 (d)	$(2,627)	$(1,827)
Unrecognized transition asset	(1)	(1)	—	—
Unrecognized prior service cost	532	629	6	7
Unrecognized actuarial losses	2,581	866	770	57
Additional minimum liability(e)	(1,663)	(32)	—	—

Prepaid (accrued) benefit cost	$1,058	$2,687	$(1,851)	$(1,763)

Prepaid (accrued) benefit cost is reflected in the balance sheet as follows:
Pension asset	$1,654	$2,745	$—	$—
Payroll and benefits payable	(5)	(20)	(56)	(27)
Employee benefits	(591)	(38)	(1,795)	(1,736)

(a)
Reflects merger of Transtar benefit plans and LTV's tin mill employee obligations into the main U. S. Steel insurance plan upon acquisition of these businesses. Amount also reflects the recognition of an obligation associated with retiree medical benefits for pre-1989 Lorain Works' retirees which had been assumed by

  Republic Technologies Holdings, LLC (Republic). This obligation was recorded in 2001 as a result of Republic's bankruptcy proceedings (see Note 15).

(b)
Reflects pension settlements in 2002 as a result of increased lump sum payouts during 2002 primarily due to the completion in June 2002 of the voluntary early retirement program for nonunion employees related to the Separation. Reflects an increase in obligations in 2001 due principally to a nonunion voluntary early retirement program offered in conjunction with the Separation and a shutdown of the majority of the Fairless Works.
(c)
Represents transfers of excess pension assets to fund retiree health care benefits accounts under Section 420 of the Internal Revenue Code.
(d)
Includes plans that have accumulated benefit obligations in excess of plan assets:
	2002	2001
Aggregate accumulated benefit obligations	$(5,075)	$(58)
Aggregate projected benefit obligations (PBO)	(5,227)	(69)
Aggregate plan assets	4,479	—

  Of the PBO total, $6 million and $8 million represent the portions of pension benefits applicable to Marathon employees' corporate service with USX Corporation at December 31, 2002 and 2001, respectively. Such amounts will be reimbursed by Marathon and are reflected as long-term receivables from related parties on the balance sheet. The aggregate accumulated benefit obligations in excess of plan assets reflected above are included in the payroll and benefits payable and employee benefits lines on the balance sheet.

(e)
Additional minimum liability recorded was offset by the following:
	2002	2001
Intangible asset	$414	$—

Accumulated other comprehensive income (losses):
Beginning of year	$(20)	$(4)
Change during year (net of tax)	(742)	(16)
Change during the year (equity investees)(1)	(14)	—

Balance at end of year	$(776)	$(20)

(1)
Amount reflects U. S. Steel's portion of the additional minimum pension liability recorded by USS-POSCO Industries, an equity investee.

	Pension Benefits			Other Benefits
(In millions)	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost (credit)
Service cost	$96	$89	$76	$18	$15	$12
Interest cost	485	496	505	172	161	147
Expected return on plans assets	(788)	(837)	(841)	(54)	(60)	(24)
Amortization — net transition gain	—	(1)	(67)	—	—	—
— prior service costs	96	97	98	2	4	4
— actuarial (gains) losses	8	2	(44)	—	(3)	(29)
Multiemployer plans(a)	—	—	—	12	12	9
Settlement and termination losses(b)	100	34	—	—	—	—

Net periodic benefit cost (credit)	$(3)	$(120)	$(273)	$150	$129	$119

(a)
Primarily consists of payments to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $76 million, including the effects of future medical inflation, and this amount could increase if additional costs are assigned.
(b)
Relates primarily to voluntary early retirement programs.

	Pension Benefits		Other Benefits
	2002	2001	2002	2001

Weighted-average actuarial assumptions at December 31:
Discount rate	6.25%	7.00%	6.25%	7.00%
Increase in compensation rate	4.00%	4.00%	4.00%	4.00%
For the year ended December 31:
Expected annual return on plan assets	8.80%	8.90%	8.00%	8.00%

        For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. This rate was assumed to decrease gradually to 4.75% for 2010 and remain at that level thereafter. The expected annual return on plan asset assumption, used in the determination of the net periodic benefit cost (credit), will be reduced to 8.2% for 2003.

        A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost components	$24	$(20)
Effect on other postretirement benefit obligations	300	(253)

        Selling, general and administrative expenses for 2002 included a pretax settlement loss of $10 million related to retirements of personnel covered under the non tax-qualified pension plan and the executive management supplemental pension program, and a pretax pension settlement loss of $90 million for the nonunion qualified plan.

        SFAS No. 87 "Employer's Accounting for Pensions" provides that if at any plan measurement date, the fair value of plan assets is less than the plan's accumulated benefit obligation (ABO), the sponsor must establish a minimum liability at least equal to the amount by which the ABO exceeds the fair value of the plan assets and any pension asset must be removed from the balance sheet. The sum of the liability and pension asset is offset by the recognition of an intangible asset and/or as a direct charge to stockholders' equity, net of tax effects. Such adjustments have no direct impact on earnings per share or cash. As of December 31, 2002, the fair value of plan assets for the U. S. Steel pension plan for union employees was $4,479 million. Based on asset values as of December 31, 2002, the ABO for this plan exceeded the fair value of plan assets by $543 million. Consequently, required minimum liability adjustments were recorded resulting in the recognition of an intangible asset of $414 million and a charge to equity (net of tax) of $748 million at December 31, 2002.

        U. S. Steel also contributes to several defined contribution plans for its salaried employees and a small number of wage employees. Company contributions to these plans, which for the most part are based on a percentage of the employees' salary depending on years of service, totaled $14 million in 2002, $13 million in 2001 and $11 million in 2000. Most union employees are eligible to participate in a defined contribution plan where there is no company match on savings. U. S. Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans; company costs under these plans totaled less than $1 million in 2002, 2001 and 2000.

13. Income Taxes

Provisions (benefits) for income taxes were:

	2002			2001			2000
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$(12)	$(28)	$(40)	$(326)	$38	$(288)	$(357)	$340	$(17)
State and local	—	(6)	(6)	(23)	(13)	(36)	(12)	49	37
Foreign	3	(5)	(2)	3	(7)	(4)	—	—	—

Total	$(9)	$(39)	$(48)	$(346)	$18	$(328)	$(369)	$389	$20

        A reconciliation of the federal statutory tax rate of 35% to total provisions (benefits) follows:

(In millions)	2002	2001	2000

Statutory rate applied to income (loss) before income taxes	$4	$(191)	$—
Excess percentage depletion	(1)	(1)	(3)
Effects of foreign operations, including foreign tax credits	(39)	(38)	(5)
State and local income taxes after federal income tax effects	(4)	(23)	24
Nontaxable gain from ownership change	—	(24)	—
Adjustments of prior years' federal income taxes	(8)	(18)	5
Dispositions of investments	—	(33)	—
Other	—	—	(1)

Total provisions (benefits)	$(48)	$(328)	$20

        Deferred tax assets and liabilities resulted from the following:

(In millions) December 31	2002	2001

Deferred tax assets:
Federal tax loss carryforwards (expiring in 2022)	$27	$—
Minimum tax credit carryforwards (no expiration)	4	3
State tax loss carryforwards (expiring in 2004 through 2022)	14	2
Foreign tax loss carryforwards (no expiration)	23	20
Employee benefits	1,412	875
Receivables, payables and debt	57	99
Expected federal benefit for deducting state deferred income taxes	25	27
Contingencies and accrued liabilities	70	98
Other deductible assets	20	20
Valuation allowances:
Foreign	(23)	(20)
State	(7)	(9)

Total deferred tax assets(a)	1,622	1,115

Deferred tax liabilities:
Property, plant and equipment	365	359
Pension asset	1,129	1,095
Inventory	45	34
Investments in subsidiaries and equity investees	56	67
Other liabilities	36	74

Total deferred tax liabilities	1,631	1,629

Net deferred tax liabilities	$9	$514

(a)
U. S. Steel expects to generate sufficient future taxable income to realize the benefit of its deferred tax assets.

        The consolidated tax returns of Marathon for the years 1992 through 2001 are under various stages of audit and administrative review by the IRS. U. S. Steel believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

        Pretax income in 2002, 2001 and 2000 included $106 million, $103 million and $8 million of income, respectively, attributable to foreign sources.

        Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2002, amounted to approximately $260 million. No provision for deferred income taxes has been made for these subsidiaries because U. S. Steel intends to permanently reinvest such earnings in foreign operations. If such earnings were not permanently reinvested, a U.S. deferred tax liability of approximately $70 million would have been required.

        The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60% of USSK's sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100% of USSK's tax liability for years 2000 through 2004 and 50% for the years 2005 through 2009. Management believes that USSK has fulfilled all of the necessary conditions for claiming the tax credit for 2000 through 2002.

        U. S. Steel and Marathon entered into a Tax Sharing Agreement that reflects each party's rights and obligations relating to payments and refunds of income, sales, transfer and other taxes that are attributable to periods beginning prior to and including the Separation Date and taxes resulting from transactions effected in connection with the Separation.

        The Tax Sharing Agreement incorporates the general tax sharing principles of the former tax allocation policy. In general, U. S. Steel and Marathon will make payments between them such that, with respect to any consolidated, combined or unitary tax returns for any taxable period or portion thereof ending on or before the Separation Date, the amount of taxes to be paid by each of U. S. Steel and Marathon will be determined, subject to certain adjustments, as if the former groups each filed their own consolidated, combined or unitary tax return. The Tax Sharing Agreement also provides for payments between U. S. Steel and Marathon for certain tax adjustments which may be made after the Separation. Other provisions address, but are not limited to, the handling of tax audits, settlements and return filing in cases where both U. S. Steel and Marathon have an interest in the results of these activities.

        A preliminary settlement of $441 million for the calendar year 2001 income taxes, which would have been made in March 2002 under the former tax allocation policy, was made by Marathon to U. S. Steel immediately prior to the Separation in 2001 at a discounted amount to reflect the time value of money. A final settlement for the calendar year 2001 income taxes of $7 million was received in December 2002. The tax allocation policy provides that U. S. Steel receive the benefit of tax attributes (principally net operating losses and various tax credits) that arose out of its business and which were used on a consolidated tax return.

        Additionally, pursuant to the Tax Sharing Agreement, U. S. Steel and Marathon have agreed through various representations and covenants to protect the tax-free status of the Separation. To the extent that a breach of a representation or covenant results in corporate tax being imposed, the breaching party, either U. S. Steel or Marathon, will be responsible for the payment of the corporate tax. See further discussion in Note 25.

14. Transactions with Related Parties

Revenues from related parties and receivables from related parties primarily reflect sales of steel products, raw materials, transportation services and fees for providing various management and other support services to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Total revenues generated by sales and service transactions with equity investees were $905 million, $815 million and $948 million in 2002, 2001 and 2000, respectively. Revenues from related parties and receivables from related parties also include amounts related to the sale of materials, primarily coke by-products, to Marathon. These sales were conducted under terms comparable to those with unrelated parties and amounted to $13 million, $7 million and $17 million in 2002, 2001 and 2000, respectively.

        Receivables from related parties at December 31, 2002 and 2001, also included $28 million due from Marathon for tax settlements in accordance with the Tax Sharing Agreement.

        Long-term receivables from related parties at December 31, 2002, reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans. These amounts will be paid by Marathon as participants retire. At December 31, 2001, long-term receivables from related parties also included certain unreserved retiree medical cost reimbursements from Republic. These receivables were fully reserved and subsequently written off in 2002, as discussed in Note 15.

        Accounts payable to related parties reflect the purchase of semi-finished steel products and outside processing services from equity and certain other investees in 2002, and for the first quarter of 2001 and the year 2000 included the purchase of transportation services from Transtar. Purchases from these investees totaled $181 million, $261 million and $566 million in 2002, 2001 and 2000, respectively. U. S. Steel also purchased natural gas and gasoline from Marathon under terms comparable to those with unrelated parties. Total purchases from Marathon were $15 million, $30 million and $60 million in 2002, 2001 and 2000, respectively.

        Accounts payable to related parties at December 31, 2002, also included the net present value of the second and final $37.5 million installment of contingent consideration payable to VSZ in July 2003 related to the acquisition of USSK. This payable was reflected as a long-term payable to related parties at December 31, 2001. Accounts payable to related parties at December 31, 2001, also included the net present value of the first $37.5 million installment of contingent consideration paid to VSZ in July 2002 related to the acquisition of USSK, and $54 million due to Marathon that was paid in the first quarter of 2002 in accordance with the terms of the Separation.

        The related party activity above includes transactions and related balances with Republic through August 2002, when Republic's operating assets were sold through a bankruptcy proceeding to an unrelated party, and with VSZ through October 2002, when U. S. Steel sold its investment in VSZ. The contingent consideration payable to VSZ related to the acquisition of USSK will remain classified as a related party balance until it is paid.

        Under an agreement with PRO-TEC Coating Company (PRO-TEC), U. S. Steel provides exclusive marketing, selling and customer service functions, including invoicing and receivables collection, for substantially all of the products produced by PRO-TEC. U. S. Steel, as PRO-TEC's exclusive sales agent, is responsible for credit risk related to those receivables. Accounts payable to related parties include $42 million and $37 million at December 31, 2002, and December 31, 2001, respectively, related to this agreement with PRO-TEC.

15. Investments and Long-Term Receivables

(In millions) December 31	2002	2001

Equity method investments	$244	$233
Other investments	38	49
Receivables due after one year	4	2
Mortgages	19	17
Split dollar life insurance	28	23
Other	8	16

Total	$341	$340

        Summarized financial information of PRO-TEC, which is accounted for by the equity method of accounting follows:

(In millions)	2002	2001	2000

Income data — year:
Revenues and other income	$615	$506	$538
Operating income	93	60	76
Net income	51	16	31

Balance sheet data — December 31:
Current assets	$126	$103
Noncurrent assets	209	231
Current liabilities	52	52
Noncurrent liabilities	96	106

        Summarized financial information of USS-POSCO Industries, which is accounted for by the equity method of accounting follows:

(In millions)	2002	2001	2000

Income data — year:
Revenues and other income	$581	$412	$750
Operating income (loss)	38	(4)	10
Net income (loss)	36	(13)	1

Balance sheet data — December 31:
Current assets	$178	$165
Noncurrent assets	301	306
Current liabilities	175	278
Noncurrent liabilities	104	9

        Summarized financial information of other investees accounted for by the equity method of accounting follows:

(In millions)	2002	2001	2000

Income data — year:
Revenues and other income	$299	$1,326	$2,196
Operating income (loss)	(110)	(153)	26
Net loss	(115)	(211)	(198)

Balance sheet data — December 31:
Current assets	$63	$437
Noncurrent assets	200	1,067
Current liabilities	51	531
Noncurrent liabilities	27	1,225

        U. S. Steel acquired a 25% interest in VSZ during 2000. VSZ did not provide financial statements prepared in accordance with accounting principles generally accepted in the United States (USGAAP). Although shares of VSZ are traded on the Bratislava Stock Exchange, those securities do not have a readily determinable fair value as defined under USGAAP. Accordingly, U. S. Steel accounted for its investment in VSZ under the cost method of accounting. In October 2002, U. S. Steel granted an option to purchase its shares of VSZ and the shares were subsequently sold. Cash proceeds of $31 million were received in consideration for the option and the sale of the shares, resulting in a pretax gain of $20 million, which is included in net gains on disposal of assets.

        U. S. Steel has a 16% investment in Republic which was accounted for under the equity method of accounting until the first quarter of 2001, when investments in and advances to Republic were reduced to zero. Republic filed a voluntary petition for bankruptcy in April 2001 to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Due to Republic's filing for bankruptcy, further deterioration of Republic's financial position and progression in the bankruptcy proceedings, U. S. Steel recorded pretax charges reflected as reductions in revenues of $100 million in 2001 to impair trade accounts receivable from Republic. Additional pretax charges of $42 million in 2001 and $14 million in 2002 were recorded to impair retiree medical claim reimbursements owed by Republic. These charges are reflected in selling, general and administrative expenses. The operating assets of Republic were sold in July 2002 through a bankruptcy court administered auction process. The remaining assets of Republic will be liquidated through Chapter 11 liquidation proceedings. U. S. Steel received no proceeds from the initial sale of assets and does not expect to receive any proceeds from the liquidation. As a result, U. S. Steel wrote off all receivables from Republic against the associated reserves in the fourth quarter of 2002.

        U. S. Steel operates and sells coke and by-products through the Clairton 1314B Partnership, L.P. in which it is the sole general partner. U. S. Steel is responsible for purchasing, operations and product sales and accounts for its 27% interest in the partnership under the equity method of accounting. U. S. Steel's share of profits and losses was 1.75% for the years ended December 31, 2001 and 2000, and through April 16, 2002. U. S. Steel's share of profits and losses was 1.75%, except for its share of depreciation and amortization expense which was 45.75%, from April 17, to December 31, 2002. U. S. Steel's share of all profits and losses increased to 45.75% on January 1, 2003. The partnership at times had operating cash shortfalls in 2002 and in 2001 that were funded with loans from U. S. Steel. There were no outstanding loans with the partnership at December 31, 2002, and $3 million was outstanding at December 31, 2001. An unamortized deferred gain from the formation of the partnership of $150 million is included in deferred credits and other liabilities in the balance sheet. The gain will not be recognized in income as long as U. S. Steel has a commitment to fund cash shortfalls of the partnership. See further discussion in Note 25.

        Dividends and partnership distributions received from equity investees were $24 million in 2002, $17 million in 2001 and $10 million in 2000.

        For discussion of transactions and related receivables and payable balances between U. S. Steel and its investees, see Note 14.

16. Stockholder Rights Plan

On December 31, 2001, U. S. Steel adopted a Stockholder Rights Plan and declared a dividend distribution of one right for each share of common stock issued pursuant to the Plan of Reorganization in connection with the Separation. Each right becomes exercisable, at a price of $110, after any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for 15% or more of the outstanding voting power represented by the outstanding Voting Stock, except pursuant to a qualifying all-cash tender offer for all outstanding shares of Voting Stock which results in the offeror owning shares of Voting Stock representing a majority of the voting power (other than Voting Stock beneficially owned by the offeror immediately prior to the offer). If the rights become exercisable, each right will entitle the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Preferred Stock or, upon the acquisition by any person of 15% or more of the outstanding voting power represented by the outstanding Voting Stock (or, in certain circumstances, other property), common stock having a market value of twice the exercise price. After a person or group acquires 15% or more of the outstanding voting power, if U. S. Steel engages in a merger or other business combination where it is not the surviving corporation or where it is the surviving corporation and the Voting Stock is changed or exchanged, or if 50% or more of U. S. Steel's assets, earnings power or cash flow are sold or transferred, each right will entitle the holder to purchase common stock of the acquiring entity having a market value of twice the exercise price. The rights and the exercise price are subject to adjustment. The rights will expire on December 31, 2011, unless such date is extended or the rights are earlier redeemed by U. S. Steel before they become exercisable. Under certain circumstances, the Board of Directors has the option to exchange one share of the respective class of Voting Stock for each exercisable right.

17. Leases

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

(In millions)	Capital Leases	Operating Leases

2003	$13	$101
2004	11	108
2005	11	82
2006	11	55
2007	20	42
Later years	54	190
Sublease rentals	—	(79)

Total minimum lease payments	120	$499

Less imputed interest costs	38

Present value of net minimum lease payments included in long-term debt (see Note 11)	$82

        Operating lease rental expense:

(In millions)	2002	2001	2000

Minimum rental	$109	$133	$132
Contingent rental	12	18	17
Sublease rentals	(18)	(17)	(6)

Net rental expense	$103	$134	$143

        U. S. Steel leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. See discussion of residual value guarantees in Note 25.

18. Income Per Common Share

Net income per common share for 2002 is based on the weighted average number of common shares outstanding during the year. Diluted net income per common share in 2002 assumes the exercise of stock options, provided the effect is dilutive.

        Prior to December 31, 2001, the businesses comprising U. S. Steel were an operating unit of Marathon and did not have any public equity securities outstanding. In connection with the Separation, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock. Basic and diluted net income (loss) per share for 2001 and 2000 are calculated by dividing net income (loss) for the period by the number of outstanding common shares at December 31, 2001, the date of the Separation.

        Potential common stock related to employee options to purchase 5,024,873 shares of common stock have been excluded from the computation of diluted net income (loss) per share for 2002, and 3,520,000 shares have been excluded for 2001 and 2000 because their effect was antidilutive.

	2002	2001	2000

Computation of Income Per Share
Net income (loss) (in millions)	$61	$(218)	$(21)
Weighted average shares outstanding (in thousands):
Basic	97,426	89,223	89,223
Diluted	97,428	89,223	89,223
Per share — basic and diluted	$.62	$(2.45)	$(.24)

19. Stock-Based Compensation Plans

The 2002 Stock Plan, which became effective January 1, 2002, replaced the 1990 Stock Plan as a stock-based compensation plan for key management employees of U. S. Steel. The 2002 Stock Plan authorizes the Compensation and Organization Committee of the board of directors to grant restricted stock, stock options and stock appreciation rights to key management employees. Up to 10 million shares are available for grants during the five-year term of the plan. In addition, awarded shares that do not result in shares being issued are available for subsequent grant, and any ungranted shares from prior years' annual allocations are available for subsequent grants during the years the 2002 Stock Plan is in effect.

        Stock options represent the right to purchase shares of stock at the market value of the stock at date of grant. Certain options contain the right to receive cash and/or common stock equal to the excess of the fair market value of shares of common stock, as determined in accordance with the plan, over the option price of shares. Under the 2002 Stock Plan, no stock options may be exercised prior to one year or after eight years from the date of grant. Under the 1990 Stock Plan, stock options expired ten years from the date they were granted.

        In connection with the Separation, all options to purchase Steel Stock were converted into options to purchase U. S. Steel common stock with identical terms; the remaining vesting periods and term of the options were continued.

        The following is a summary of stock option activity under the former 1990 Stock Plan for 2000 and 2001 and the 2002 Stock Plan for 2002:

	Shares	Price(a)

Balance December 31, 1999	2,626,385	$33.67
Granted	915,470	23.00
Exercised	(400)	24.30
Canceled	(62,955)	38.19

Balance December 31, 2000	3,478,500	30.78
Granted	1,089,555	19.89
Exercised	—	—
Canceled	(89,520)	32.56

Balance December 31, 2001	4,478,535	28.09
Granted	1,825,200	20.42
Exercised	—	—
Canceled	(138,465)	27.31

Balance December 31, 2002	6,165,270	25.84

(a)
Weighted-average exercise price.

        The following table represents outstanding stock options issued under the 2002 Stock Plan and 1990 Stock Plan at December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Under Option	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price

$19.89—28.22	4,404,230	7.5 years	$21.96	2,580,530	$23.06
31.69—34.44	959,595	3.3	32.53	959,595	32.53
37.28—44.19	801,445	4.1	39.12	801,445	39.12

Total	6,165,270	6.4	25.84	4,341,570	28.12

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

        The following table presents information on restricted stock grants made under the 2002 Stock Plan for 2002 and the 1990 Stock Plan for 2001 and 2000:

	2002	2001	2000

Number of shares granted	221,960	54,372	305,725
Weighted-average grant-date fair value per share	$20.42	$19.89	$23.00

        U. S. Steel also has a restricted stock plan for certain salaried employees who are not officers of the Corporation. Participants in the plan are awarded restricted stock by the Salary and Benefits Committee based on their performance within certain guidelines. 50% of the awarded stock vests at the end of two years from the date of grant and the remaining 50% vests in four years from the date of grant. Prior to vesting, the employee has the right to vote such stock and receive dividends thereon. The nonvested shares are not transferable and are retained by the Corporation until they vest.

        The following table presents information on restricted stock grants under the nonofficer plan:

	2002	2001

Number of shares granted	—	390,119
Weighted-average grant-date fair value per share	$—	$18.97

        U. S. Steel has a deferred compensation plan for non-employee directors of its Board of Directors. The plan permits participants to defer up to 100% of their annual retainers in the form of common stock units, and it requires non-employee directors to defer at least half of their annual retainers in the form of common stock units. Common stock units are book entry units equal in value to a share of stock. During 2002, 16,993 units were issued; during 2001, 5,235 units were issued; and during 2000, 4,872 units were issued.

        Total stock-based compensation expense was $5 million in 2002, $6 million in 2001 and $1 million in 2000.

20. Property, Plant and Equipment

		December 31
(In millions)	Useful Lives	2002	2001

Land and depletable property	—	$184	$193
Buildings	35 years	591	572
Machinery and equipment	4-22 years	9,195	9,080
Leased assets	3-25 years	103	105

Total		10,073	9,950
Less accumulated depreciation, depletion and amortization		7,095	6,866

Net		$2,978	$3,084

        Amounts in accumulated depreciation, depletion and amortization for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $95 million and $88 million at December 31, 2002 and 2001, respectively.

        On August 14, 2001, U. S. Steel announced its intention to permanently close the pickling, cold rolling and tin mill operations at its Fairless Works. In 2001, a pretax charge of $38 million was recorded related to the shutdown of these operations, of which $18 million is included in depreciation, depletion and amortization, and $20 million is included in cost of revenues. An additional $1 million was recorded in 2002, which is included in cost of sales.

        During 2000, U. S. Steel recorded $71 million of impairments relating to coal assets located in West Virginia and Alabama. The impairment was recorded as a result of a reassessment of long-term prospects after adverse geological conditions were encountered. The charge is included in depreciation, depletion and amortization.

21. Sale of Accounts Receivable

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

        During 2002, USSR sold to conduits and subsequently repurchased $320 million of revolving interest in accounts receivable. No sales occurred in 2001. As of December 31, 2002, $343 million was available to be sold under this facility. The net book value of U. S. Steel's retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables.

        USSR pays the conduits a discount based on the conduits' borrowing costs plus incremental fees. During 2002, U. S. Steel incurred costs of $3 million on the sale of its receivables, while such costs were less than $1 million in 2001. These costs are included in net interest and other financial costs in the statement of operations.

        The table below summarizes cash flows from and paid to USSR:

(In millions)	2002	2001

Proceeds from:
Collections reinvested	$5,114	$415
Securitizations	—	—
Servicing fee	6	1

        The table below summarizes the trade receivables for USSR:

	December 31
(In millions)	2002	2001

Balance of accounts receivable, net, purchased by USSR	$451	$393
Revolving interest sold to conduits	—	—

Accounts receivable — net, included in the balance sheet of U. S. Steel	$451	$393

        While the term of the facility is five years, the facility also terminates on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the Inventory Facility and other debt obligations, any failure of USSR to maintain certain ratios related to the collectability of the receivables, and failure to extend the commitments of the commercial paper conduits' liquidity providers which currently terminate on November 26, 2003.

22. Inventories

(In millions)	December 31	2002	2001

Raw materials		$228	$184
Semi-finished products		472	408
Finished products		271	210
Supplies and sundry items		59	68

Total		$1,030	$870

        At December 31, 2002 and 2001, the LIFO method accounted for 92% and 91%, respectively, of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $310 million in 2002 and $410 million in 2001. Cost of revenues were reduced and income (loss) from operations was improved by $24 million in 2001 and $3 million in 2000 as a result of liquidations of LIFO inventories. The effect of liquidations of LIFO inventories in 2002 was less than $1 million.

        Supplies and sundry items inventory in the table above includes $43 million and $45 million of land held for residential/commercial development by U. S. Steel's Real Estate segment as of December 31, 2002 and 2001, respectively.

23. Derivative Instruments

The following table sets forth quantitative information by class of derivative instrument at December 31, 2002 and 2001:

(In millions)	Fair Value Assets (Liabilities)(a)	Carrying Amount Assets (Liabilities)

Non-Hedge Designation:
OTC commodity swaps(b):
December 31, 2002	$(2)	$(2)
December 31, 2001	(5)	(5)

(a)
The fair value amounts are based on exchange-traded index prices and dealer quotes.
(b)
The OTC swap arrangements vary in duration with certain contracts extending into 2004.

24. Fair Value of Financial Instruments

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 23, by individual balance sheet account. U. S. Steel's financial instruments at December 31, 2002 and 2001, were:

		2002		2001
(In millions)	December 31	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Financial assets:
Cash and cash equivalents		$243	$243	$147	$147
Receivables		805	805	671	671
Receivables from related parties		129	129	159	159
Investments and long-term receivables		45	44	42	41

Total financial assets		$1,222	$1,221	$1,019	$1,018

Financial liabilities:
Accounts payable		$677	$677	$551	$551
Accounts payable to related parties		90	90	143	143
Accrued interest		44	44	45	45
Long-term debt (including amounts due within one year)		1,165	1,352	1,122	1,375

Total financial liabilities		$1,976	$2,163	$1,861	$2,114

        Fair value of financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. The cost method investment in VSZ at December 31, 2001, was excluded from investments and long-term receivables because the fair value was not readily determinable. U. S. Steel is subject to market risk and liquidity risk related to its investments; however, these risks are not readily quantifiable. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.

        Financial guarantees are U. S. Steel's only unrecognized financial instrument. For details relating to financial guarantees, see Note 25.

25. Contingencies and Commitments

U. S. Steel is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

Property taxes — U. S. Steel is a party to several property tax disputes involving its Gary Works property in Indiana, including claims for refunds of approximately $65 million pertaining to tax years 1994-96 and 1999, and assessments of approximately $110 million in excess of amounts paid for the 2000 and 2001 tax years. In addition, interest may be imposed upon any final assessment. The disputes involve property values and tax rates and are in various stages of administrative appeals. U. S. Steel is vigorously defending against the assessments and pursuing its claims for refunds.

Environmental matters — U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $135 million and $138 million at December 31, 2002 and 2001, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

        For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2002 and 2001, such capital expenditures totaled $14 million and $15 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

        Throughout its history, U. S. Steel has sold numerous properties and businesses and has provided various indemnifications with respect to many of the assets that were sold. These indemnifications have been associated with the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While the vast majority of indemnifications have not covered environmental issues, there have been a few transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions; however, most recent indemnifications are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications only run for a specified period of time after the transactions close and others run indefinitely. The amount of potential liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from approximately $14 million of liabilities already recorded as a result of these indemnifications due to specific environmental remediation cases (included in the $135 million of accrued liabilities for remediation discussed above), there are no other known liabilities related to these indemnifications.

Guarantees — Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $27 million at December 31, 2002, and $32 million at December 31, 2001. In the event that any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of December 31, 2002, the largest guarantee for a single such entity was $18 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. No liability has been recorded for these guarantees as management believes the likelihood of occurrence is remote.

Contingencies related to Separation from Marathon — U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of approximately $168 million as of December 31, 2002, compared to $359 million at December 31, 2001. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable may be declared immediately due and payable. If such event occurs, U. S. Steel may not be able to satisfy such obligations. No liability has been recorded for these contingencies as management believes the likelihood of occurrence is remote.

        If the Separation is determined to be a taxable distribution of the stock of U. S. Steel, but there is no breach of a representation or covenant by either U. S. Steel or Marathon, U. S. Steel would be liable for any resulting taxes (Separation No-Fault Taxes) incurred by Marathon. U. S. Steel's indemnity obligation for Separation No-Fault Taxes survives until the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel's indemnity obligation for Separation No-Fault Taxes at December 31, 2002, is estimated to be approximately $90 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the Separation being determined to be a taxable distribution of the stock of U. S. Steel is remote.

Other contingencies — U. S. Steel is contingently liable to its Chairman and Chief Executive Officer for a $3 million retention bonus. The bonus is payable upon the earlier of his retirement from active employment or December 31, 2004, and is subject to certain performance measures.

        U. S. Steel has the option, under certain operating lease agreements covering various equipment, to renew the leases or to purchase the equipment during or at the end of the terms of the leases. If U. S. Steel does not exercise the purchase options by the end of the terms of the leases, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date of each agreement (approximately $51 million at December 31, 2002). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

Transtar reorganization — The 2001 reorganization of Transtar was intended to be tax-free for federal income tax purposes, with U. S. Steel and Holdings agreeing through various representations and covenants to protect the reorganization's tax-free status. If the reorganization is determined to be taxable, but there is no breach of a representation or covenant by either U. S. Steel or Holdings, U. S. Steel is liable for 44% of any resulting Holdings taxes (Transtar No-Fault Taxes), and Holdings is responsible for 56% of any resulting U. S. Steel taxes. U. S. Steel's indemnity obligation for Transtar No-Fault Taxes survives until 30 days after the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel's indemnity obligation for Transtar No-Fault Taxes at December 31, 2002, is estimated to be approximately $70 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the reorganization being determined to be taxable is remote. U. S. Steel can recover all or a portion of any indemnified Transtar

No-Fault Taxes if Holdings receives a future tax benefit as a result of the Transtar reorganization being taxable.

Clairton 1314B partnership — See description of the partnership in Note 15. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at December 31, 2002, including interest and tax gross-up, is approximately $600 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. See discussion of environmental matters above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

Self-insurance — U. S. Steel is self-insured for certain liabilities including workers' compensation, auto liability and general liability, within specified deductible and retainage levels. Certain equipment that is leased by U. S. Steel is also self-insured within specified deductible and retainage levels. Liabilities are recorded for workers' compensation and personal injury obligations. Other costs resulting from self-insured losses are charged against income upon occurrence.

        U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers' compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes is approximately $144 million as of December 31, 2002, which reflects our maximum exposure under these financial guarantees, but not our total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments — At December 31, 2002 and 2001, U. S. Steel's domestic contract commitments to acquire property, plant and equipment totaled $24 million and $28 million, respectively.

        USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of December 31, 2002 and 2001, were $541 million and $634 million, respectively.

        U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires U. S. Steel to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. Charges for deliveries of pulverized coal totaled $23 million in 2002, 2001 and 2000. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $82 million as of December 31, 2002, which declines over the duration of the agreement, may be required.

F-40

26. Subsequent Events

On January 9, 2003, U. S. Steel announced that it had signed an Asset Purchase Agreement with National Steel Corporation (National) to acquire substantially all of National's steelmaking and finishing assets for approximately $950 million, which includes the assumption of liabilities of approximately $200 million. The closing of the agreement with National was contingent on, among other things, the approval of the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division, and the execution and ratification of a new labor agreement with the United Steelworkers of America (USWA) with respect to the steelworkers at the National facilities to be acquired.

        On January 30, 2003, National announced that it had signed an agreement with another party, under which National would sell substantially all of its assets, including its pellet-making facility, for $1,125 million, consisting of cash and the assumption of approximately $200 million of liabilities. The closing of the agreement between National and the other party is contingent on, among other things, the approval of the U.S. Bankruptcy Court and the execution and ratification of a new labor agreement with the USWA with respect to the steelworkers at the National facilities to be acquired. The U.S. Bankruptcy Court in Chicago established an auction period for National's assets that began on February 6, 2003, and will end on April 7, 2003.

        On February 10, 2003, U. S. Steel announced that it would immediately begin bargaining with the USWA to reach a new, progressive labor contract covering facilities now owned by bankrupt National as well as the USWA-represented plants of U. S. Steel. U. S. Steel remains interested in acquiring the assets of National if U. S. Steel is able to reach a new labor agreement with the USWA for the steelworkers at the National facilities and acquire the assets at a price that U. S. Steel views to be appropriate in light of conditions in the steel and financial markets at the time of the auction. Management cannot assure that U. S. Steel will participate in or prevail at the auction for National's assets.

        In February 2003, U. S. Steel sold 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Series B Preferred) for net proceeds of $242 million. U. S. Steel also granted the underwriters an over-allotment option to purchase up to an additional 750,000 of Series B Preferred. The Series B Preferred have a dividend yield of 7%, a 20% conversion premium (for an equivalent conversion price of $15.66 common share) and will mandatorily convert into U. S. Steel common shares on June 15, 2006. The net proceeds of the offering will be used for general corporate purposes, including funding working capital, financing potential acquisitions, debt reduction and voluntary contributions to employee benefit plans. The number of common shares that could be issued upon conversion of the 5 million shares of Series B Preferred ranges from approximately 16.0 million shares to 19.2 million shares, based upon the timing of the conversion and the market price of U. S. Steel's common stock.

Selected Quarterly Financial Data (Unaudited)

	2002				2001
(In millions, except per share data)
	4th Qtr.(a)	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Revenues and other income:
Revenues	$1,852	$1,905	$1,761	$1,431	$1,398	$1,645	$1,733	$1,510
Other income	47	9	46	3	16	15	4	54

Total	1,899	1,914	1,807	1,434	1,414	1,660	1,737	1,564
Income (loss) from operations	2	140	47	(61)	(252)	(25)	(27)	(101)
Net income (loss)	11	106	27	(83)	(174)	(23)	(30)	9

Common stock data(b):
Net income (loss) — per share(c)
— Basic and diluted	$.10	$1.04	$.28	$(.93)	$(1.95)	$(.26)	$(.34)	$.10
Dividends paid per share	.05	.05	.05	.05	.10	.10	.10	.25
Price range of common stock(d)
— Low	10.87	10.66	17.22	16.36	13.00	13.08	13.72	14.00
— High	14.90	19.98	22.00	19.98	18.75	21.70	22.00	18.00

(a)
Income from operations and net income were adjusted by $(3) million and $(1) million, respectively, from amounts reported in our January 28, 2003 earnings release primarily due to the subsequent settlement of a legal contingency. Consequently, basic and diluted net income per share were reduced by $.02.
(b)
Dividends and price range information represent Steel Stock in 2001. See Note 1 of the Notes to Financial Statements.
(c)
Earnings per share for 2002 is based on the weighted average shares outstanding and for 2001, is based on the initial capitalization of U. S. Steel of 89.2 million shares. See Note 18 of the Notes to Financial Statements.
(d)
Composite tape.

Principal Unconsolidated Investees (Unaudited)

		December 31, 2002
Investee	Country	Ownership		Activity

Acero Prime. S. R. L de CV	Mexico	44%		Steel Processing
Chrome Deposit Corporation	United States	50%		Chrome Coating Services
Clairton 1314B Partnership, L.P.	United States	27%	(a)	Coke & Coke By-Products
Delta Tubular Processing	United States	50%		Steel Processing
Double Eagle Steel Coating Company	United States	50%		Steel Processing
Feralloy Processing Company	United States	49%		Steel Processing
Olympic Laser Processing	United States	50%		Steel Processing
PRO-TEC Coating Company	United States	50%		Steel Processing
USS-POSCO Industries	United States	50%		Steel Processing
Worthington Specialty Processing	United States	50%		Steel Processing

(a)
Interest in profits and losses was 1.75% through April 16, 2002. From April 17, through December 31, 2002, interest in profits and losses was 1.75% except for depreciation and amortization expense which was 45.75%. The interest in all profits and losses increased to 45.75% on January 1, 2003. See Note 15 of the Notes to Financial Statements.

Supplementary Information on Mineral Reserves Other Than Oil and Gas
(Unaudited)

Mineral Reserves

        U. S. Steel operates two underground coal mining complexes, the #50 Mine and Pinnacle Preparation Plant in West Virginia, and the Oak Grove Mine and Concord Preparation Plant in Alabama. U. S. Steel also operates one iron ore surface mining complex consisting of the open pit Minntac Mine and Pellet Plant in Minnesota.

Production History

        The following table provides a summary, by mining complex, of minerals production in millions of tons for each of the last three years:

	2002	2001	2000

Coal:
#50 Mine/Pinnacle Preparation Plant	3.5	3.0	3.1
Oak Grove Mine/Concord Preparation Plant	2.0	1.8	2.0

Total coal production	5.5	4.8	5.1

Iron Ore Pellets:
Minntac Mine and Pellet Plant	16.4	14.2	16.2

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

Coal Reserves

        U. S. Steel had 774.6 million and 774.8 million short tons of recoverable coal reserves classified as proven and probable at December 31, 2002 and 2001, respectively. Proven and probable reserves are defined by sites for inspection, sampling and measurement generally less than one mile apart, such that continuity between points and subsequent economic evaluation can be assured. In 2002, reserves decreased due to production, the sale and lease of reserves to others and engineering revisions.

        Independent outside entities have reviewed U. S. Steel's coal reserve estimates on properties comprising approximately 70% of the stated coal reserves.

Supplementary Information on Mineral Reserves Other Than Oil and Gas
(Unaudited)C  O  N  T  I  N  U  E  D

        The following table summarizes our proven and probable coal reserves as of December 31, 2002, the status of the reserves as assigned or unassigned, our property interest in the reserves and certain characteristics of the reserves:

	Proven and Probable Reserves(a)(b)	Reserve Control		Coal Characteristics		As Received(c) BTU Per Pound	As Received(c) % Sulfur
Location		Owned	Leased	Grade	Volatility

Assigned Reserves(d):
Oak Grove Mine, AL	46.1	46.1	—	Metallurgical	Low	> 12,000	< 1.0%
#50 Mine, WV	81.8	70.2	11.6	Metallurgical	Low	> 12,000	< 1.0%

Total assigned	127.9	116.3	11.6

Unassigned Reserves(e):
Alabama	126.4	126.4	—	Metallurgical	Low to High	> 12,000	< 1.0%
Alabama(b)(f)	49.2	49.2	—	Steam	Low to High	> 12,000	0.7%-2.5%
Alabama	31.9	—	31.9	Metallurgical	Medium	> 12,000	< 1.0%
Illinois(f)	374.8	374.8	—	Steam	High	11,600	2.3%
Indiana, Pennsylvania, Tennessee, West Virginia(f)	64.4	64.4	—	Metallurgical/ Steam	Low to High	11,600-13,000	1.0%-3.0%

Total unassigned	646.7	614.8	31.9

Total Proven and Probable	774.6	731.1	43.5

(a)
The amounts in this column reflect recoverable tons. Recoverable tons represent the amount of product that could be used internally or delivered to a customer after considering mining and preparation losses. Neither inferred reserves nor resources which exist in addition to proven and probable reserves were included in these figures.

(b)
All of U. S. Steel's recoverable reserves would be recovered utilizing underground mining methods, with the exception of 19.2 million short tons of owned, unassigned, recoverable, steam grade reserves in Alabama which would be recovered utilizing surface mining methods.

(c)
"As received" means the quality parameters stated are within the expected product moisture content and quality values that a customer can reasonably expect to receive upon delivery.

(d)
Assigned Reserves means recoverable coal reserves which have been committed by U. S. Steel to our operating mines and plant facilities.

(e)
Unassigned Reserves represent coal which has not been committed, and which would require new mines and/or plant facilities before operations could begin on the property.

(f)
Represents non-compliance steam coal as defined by Phase II of the Clean Air Act, having sulfur content in excess of 1.2 pounds per million Btu's.

Iron Ore Reserves

        U. S. Steel had 764.3 million and 695.4 million short tons of recoverable iron ore reserves classified as proven and probable at December 31, 2002 and 2001, respectively. Proven and probable reserves are defined by sites for inspection, sampling and measurement generally less than 1,000 feet apart, such that continuity between points and subsequent economic evaluation can be assured. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and benefication or preparation losses. Neither inferred reserves nor resources which exist in addition to proven and probable reserves were included in these figures. In 2002, reserves increased as reserves acquired through property trades and leases exceeded production.

        All 764.3 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its one operating mine, and are of blast furnace pellet grade. U. S. Steel owns 290.8 million of these tons and leases the remaining 473.5 million tons. U. S. Steel does not own, or control by lease, any unassigned iron ore reserves.

        Independent outside entities, including lessors, have reviewed U. S. Steel's estimates on approximately 75% of the stated iron ore reserves.

Five-Year Operating Summary

(Thousands of net tons, unless otherwise noted)	2002	2001	2000	1999	1998

Raw Steel Production
Gary, IN	6,669	6,114	6,610	7,102	6,468
Mon Valley, PA	2,649	1,951	2,683	2,821	2,594
Fairfield, AL	2,217	2,028	2,069	2,109	2,152

Domestic Facilities	11,535	10,093	11,362	12,032	11,214
Kosice, Slovak Republic	4,394	4,051	382	—	—

Total	15,929	14,144	11,744	12,032	11,214

Raw Steel Capability
Domestic Facilities	12,800	12,800	12,800	12,800	12,800
U. S. Steel Kosice(a)	5,000	5,000	467	—	—

Total	17,800	17,800	13,267	12,800	12,800
Production as % of total capability — Domestic	90.1	78.9	88.8	94.0	87.6
— U. S. Steel Kosice	87.9	81.0	81.8	—	—

Coke Production
Domestic	5,104	4,647	5,003	4,619	4,835
U. S. Steel Kosice	1,653	1,555	188	—	—

Total	6,757	6,202	5,191	4,619	4,835

Coke Shipments — Domestic
Trade	1,698	2,070	2,069	1,694	2,562
Intercompany	3,487	2,661	2,941	2,982	2,228

Total	5,185	4,731	5,010	4,676	4,790

Iron Ore Pellet Shipments
Trade	3,335	2,985	3,336	3,017	4,115
Intercompany	12,904	11,928	11,684	12,008	11,331

Total	16,239	14,913	15,020	15,025	15,446

Coal Shipments
Trade	5,140	4,561	5,741	4,891	6,056
Intercompany	1,816	1,975	1,980	2,033	1,614

Total	6,956	6,536	7,721	6,924	7,670

Steel Shipments by Product — Domestic Facilities
Sheet and semi-finished steel products	7,682	6,411	7,409	8,114	7,608
Plate and tin mill products	2,218	2,368	2,202	2,105	2,475
Tubular products	773	1,022	1,145	410	603

Total	10,673	9,801	10,756	10,629	10,686
Total as % of domestic steel industry	10.8	9.9	9.9	10.0	10.5

Steel Shipments by Product — U. S. Steel Kosice
Sheet and semi-finished steel products	3,207	2,937	206	—	—
Plate and tin mill products	604	639	99	—	—
Tubular products	138	138	12	—	—

Total	3,949	3,714	317	—	—

(a)
Represents the operations of U. S. Steel Kosice, s.r.o., following the acquisition of the steelmaking operations and related assets of VSZ a.s. on November 24, 2000.

Five-Year Operating SummaryC  O  N  T  I  N  U  E  D

(Thousands of net tons, unless otherwise noted)	2002	2001	2000	1999	1998

Steel Shipments by Market — Domestic Facilities
Steel service centers	2,673	2,421	2,315	2,456	2,563
Transportation	1,222	1,143	1,466	1,505	1,785
Further conversion:
Joint ventures	1,550	1,328	1,771	1,818	1,473
Trade customers	1,311	1,153	1,174	1,633	1,140
Containers	863	779	702	738	794
Construction	880	794	936	844	987
Oil, gas and petrochemicals	647	895	973	363	509
Export	501	522	544	321	382
All other	1,026	766	875	951	1,053

Total	10,673	9,801	10,756	10,629	10,686

Steel Shipments by Market — U. S. Steel Kosice
Steel service centers	613	492	53	—	—
Transportation	263	194	13	—	—
Further conversion:
Joint ventures	20	30	2	—	—
Trade customers	1,056	958	70	—	—
Containers	289	234	17	—	—
Construction	1,016	1,034	82	—	—
Oil, gas and petrochemicals	32	168	24	—	—
All other	660	604	56	—	—

Total	3,949	3,714	317	—	—

Average Steel Price Per Ton
Flat-rolled Products	$410	$397	$427	$415	$460
Tubular Products	651	685	642	529	621
U. S. Steel Kosice	276	260	269	—	—

Five-Year Financial Summary(a)

(Dollars in millions, except as noted)	2002	2001	2000	1999	1998

Revenues and Other Income
Revenues by product:
Sheet & semi-finished steel products	$4,048	$3,163	$3,288	$3,433	$3,598
Plate & tin mill products	1,057	1,273	977	919	1,164
Tubular products	554	755	754	221	382
Raw materials (coal, coke & iron ore)	502	485	626	549	744
Other(b)	788	610	445	414	490
Income (loss) from investees	33	64	(8)	(89)	46
Net gains on disposal of assets	29	22	46	21	54
Other income (loss)	43	3	4	2	(1)

Total revenues and other income	$7,054	$6,375	$6,132	$5,470	$6,477

Income (Loss) From Operations
Segment income (loss):
Flat-rolled	$(31)	$(536)	$31	$161	$311
Tubular	4	88	83	(57)	10
USSK	110	123	2	—	—
Straightline	(41)	(17)	—	—	—
Real Estate	57	69	72	54	68

Total reportable segments	99	(273)	188	158	389
Other Businesses	38	(17)	67	50	170
Special items	(9)	(115)	(151)	(58)	20

Total income (loss) from operations	128	(405)	104	150	579
Net interest and other financial costs	115	141	105	74	42
Income tax provision (benefit)	(48)	(328)	20	25	173

Net Income (Loss)(c)	61	(218)	(21)	44	364
Per common share — basic & diluted	.62	(2.45)	(.24)	.49	4.08

Balance Sheet Position at Year-End
Current assets	$2,440	$2,073	$2,717	$1,981	$1,275
Net property, plant & equipment	2,978	3,084	2,739	2,516	2,500
Total assets	7,977	8,337	8,711	7,525	6,749
Short-term debt	26	32	209	13	25
Other current liabilities	1,346	1,226	1,182	1,271	991
Long-term debt	1,408	1,434 (d)	2,236	902	464
Employee benefits	2,601	2,008	1,767	2,245	2,315
Preferred securities	—	—	249	249	248
Stockholders' equity(e)	2,027	2,506	1,919	2,056	2,093

Cash Flow Data
Net cash from operating activities	$279	$669 (f)	$(627)	$(80)	$380
Capital expenditures	258	287	244	287	310
Dividends paid(g)	19	57	97	97	96

Employee Data
Total employment costs	$1,744	$1,581 (h)	$1,197 (i)	$1,148	$1,305
Average domestic employment costs (dollars per hour)	37.90	33.88	28.70	28.35	30.42
Average number of domestic employees	20,351	21,078	19,353	19,266	20,267
Average number of USSK employees	15,900	16,083	16,256 (j)	—	—
Number of pensioners at year-end	88,030	91,003	94,339	97,102 (k)	92,051

Stockholder Data at Year-End(l)
Common shares outstanding (millions)	102.5	89.2	88.8	88.4	88.3
Registered shareholders (in thousands)	50.0	52.4	50.3	55.6	60.2
Market price of common stock	$13.12	$18.11	$18.00	$33.00	$23.00

(a)
See Notes 1 and 2 of the Notes to Financial Statements for discussion of the basis of presentation and the December 31, 2001 Separation from Marathon.
(b)
Includes revenue from the sale of steel production by-products; transportation services; steel mill products distribution; the management of mineral resources; the management and development of real estate; and engineering and consulting services.
(c)
See Note 18 of the Notes to Financial Statements for the basis of calculating earnings per share.
(d)
Reflects the $900 million Value Transfer. See Note 2 of the Notes to Financial Statements.
(e)
For periods prior to 2001, amounts represent Marathon's net investment in U. S. Steel.
(f)
Reflects $819 million of tax settlements with Marathon. See the statement of cash flows.
(g)
Data for periods prior to 2002 pertains to USX—U. S. Steel Group common stock.
(h)
Includes LTV Corporation's tin mill products business and Transtar, Inc. subsidiaries from dates of acquisition, March 1, 2001 and March 23, 2001, respectively.
(i)
Includes USSK from date of acquisition on November 24, 2000.
(j)
Represents average head count from the date of acquisition.
(k)
Includes approximately 8,000 surviving spouse beneficiaries added to the U. S. Steel pension plan in 1999.
(l)
Stockholder data prior to December 31, 2001, pertains to USX-U. S. Steel Group common stock.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading "Election of Directors" in U. S. Steel's Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

        The executive officers of U. S. Steel or its subsidiaries and their ages as of March 1, 2003, are as follows:

Charles G. Carson, III	61	Vice President—Environmental Affairs
Roy G. Dorrance	57	Vice Chairman and Chief Operating Officer
James D. Garraux	50	Vice President—Employee Relations
Charles C. Gedeon	62	Executive Vice President—Raw Materials and Transportation
John H. Goodish	54	Executive Vice President—International and Diversified Businesses
Gretchen R. Haggerty	47	Executive Vice President, Treasurer and Chief Financial Officer
J. Paul Kadlic	61	Executive Vice President—Sheet & Tin Products
Dan D. Sandman	54	Vice Chairman and Chief Legal & Administrative Officer, General Counsel and Secretary
Larry G. Schultz	53	Vice President & Controller
Terrence D. Straub	57	Senior Vice President—Public Policy and Governmental Affairs
John P. Surma, Jr.	48	President
Stephan K. Todd	57	Vice President—Law
Thomas J. Usher	60	Chairman of the Board of Directors and Chief Executive Officer

        With the exception of Mr. Surma, all of the executive officers mentioned above have held responsible management or professional positions with U. S. Steel or its subsidiaries for more than the past five years. Mr. Surma was Assistant to the Chairman of USX Corporation effective September 1, 2001 and had been the President of Marathon Ashland Petroleum LLC ("MAP") since January 2001. Prior to that, Mr. Surma served as the Senior Vice President, Supply & Transportation for MAP, the President of Speedway SuperAmerica LLC, and was named Senior Vice President, Finance & Accounting for Marathon Oil Company in 1997. Immediately prior to joining Marathon Oil Company, he was a partner with Price Waterhouse LLP.

        U. S. Steel has adopted a Code of Ethical Business Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. U. S. Steel will provide a copy free of charge. To obtain a copy, contact our Office of The Corporate Secretary, United States Steel Corporation, 600 Grant Street, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-4801). The Code of Ethical Business Conduct is also available through the Company's web site at www.ussteel.com.

Item 11. EXECUTIVE COMPENSATION

        Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading "Executive Compensation" in U. S. Steel's Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading "Security Ownership of Directors and Executive Officers" in U. S. Steel's Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading "Transactions" in U. S. Steel's Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

Item 14. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Within 90 days before filing this report, management evaluated the effectiveness of the design and operation of U. S. Steel's disclosure controls and procedures. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, U. S. Steel's Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, U. S. Steel's disclosure controls and procedures were effective.

Internal Controls

        Since the date of the evaluation described above, there have not been any significant changes in U. S. Steel's internal accounting controls or in other factors that could significantly affect those controls.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
A. Documents Filed as Part of the Report
1. Financial Statements Financial Statements filed as part of this report are included in Item 8—Financial Statements and Supplementary Data beginning on page F-1.

2.    Financial Statement Schedules and Supplementary Data
            Schedule II — Valuation and Qualifying Accounts and Reserves is included on
            page 67. All other schedules are omitted because they are not applicable or the            required information is contained in the applicable financial statements or notes thereto.
Report of Independent Accountants on Financial Statement Schedules is included on page 68.
Supplementary Data — Disclosures About Forward-Looking Statements are provided beginning on page 73.
B. Reports on Form 8-K

Form 8-K dated October 16, 2002, reporting under Item 5. Other Events, the filing of the October 16, 2002 press release titled "U. S. Steel Signs Letter of Intent to Sell Raw Materials and Transportation Businesses."
Form 8-K dated October 21, 2002, reporting under Item 5. Other Events, the filing of the October 21, 2002, U. S. Steel Earnings Release.
Form 8-K dated January 9, 2003, reporting under Item 5. Other Events, the filing of the January 9, 2003 press release titled "U. S. Steel to Acquire National Steel Assets."
Form 8-K dated January 28, 2003, reporting under Item 5. Other Events, the filing of the January 28, 2003, U. S. Steel Earnings Release.

Form 8-K dated February 3, 2003, reporting under Item 5. Other Events, the filing of the February 3, 2003 press release titled "U. S. Steel Announces $200 Million Mandatory Convertible Preferred Share Offering."

Form 8-K dated February 4, 2003, reporting under Item 5. Other Events, the filing of the underwriting agreement that U. S. Steel executed and delivered on February 4, 2003, with J.P. Morgan Securities Inc., as the bookrunning manager and the filing of the press release titled "U. S. Steel Prices $250 Million Mandatory Convertible Preferred Shares."

Form 8-K dated February 10, 2003, reporting under Item 5. Other Events, the filing of the February 10, 2003 press release titled "U. S. Steel and USWA Begin Negotiations for National Steel and U. S. Steel Represented Facilities."

  C. Exhibits

Exhibit No.

3.	Articles of Incorporation and By-Laws
	(a	)	United States Steel Corporation Certificate of Incorporation dated December 31, 2001	Incorporated by reference to Exhibit 3(a) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.
	(b	)	United States Steel Corporation By-Laws, dated April 30, 2002	Incorporated by reference to Exhibit 5 to United State Steel Corporation's Form 8-A filed on February 6, 2003.
4.	Instruments Defining the Rights of Security Holders, Including Indentures
	(a	)	Credit Agreement dated as of November 30, 2001, with amendments dated August 13, 2002, and December 18, 2002
	(b	)	Security Agreement dated as of November 30, 2001 among United States Steel LLC and JPMorgan Chase Bank, as Collateral Agent	Incorporated by reference to Exhibit 4(b) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.
	(c	)	Intercreditor Agreement dated as of November 30, 2001 by and among JPMorgan Chase Bank, as a Funding Agent; the Bank of Nova Scotia, as a Funding Agent and as Receivables Collateral Agent; JPMorgan Chase Bank, as Lender Agent; U. S. Steel Receivables LLC, as Transferor; and United States Steel LLC, as Originator, as Initial Servicer and as Borrower	Incorporated by reference to Exhibit 4(c) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.

(d	)	Rights Agreement, dated as of December 31, 2001, between United States Steel Corporation and Mellon Investor Services, L.L.C., as Rights Agent	Incorporated by reference to Exhibit 4 to United States Steel Corporation's Form 8-A/A filed on December 31, 2001.
(e	)	Form of Indenture among United States Steel LLC, Issuer; USX Corporation, Guarantor; and the Bank of New York, Trustee	Incorporated by reference to Exhibit 4.1 to United States Steel LLC's Registration Statement on Form S-4/A (File No. 333-71454) filed on November 1, 2001.
(f	)	Indenture dated July 27, 2001 among United States Steel LLC and United States Steel Financing Corp., Co-Issuers; USX Corporation, Guarantor; and the Bank of New York, Trustee regarding 10 3/4% Notes Due August 1, 2008	Incorporated by reference to Exhibit 4(f) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.
(g	)	First Supplemental Indenture, dated November 26, 2001 to the Indenture dated July 27, 2001 among United States Steel LLC and United States Steel Financing Corp., Co-Issuers; USX Corporation, Guarantor; and the Bank of New York, Trustee regarding 10 3/4% Notes Due August 1, 2008	Incorporated by reference to Exhibit 4(g) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.
(h	)	Certificate of Designation respecting the Series A Junior Preferred Stock	Incorporated by reference to Exhibit 4(h) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.
(i	)	Certificate of Designation respecting the 7% Series B Mandatory Convertible Preferred Shares

        Certain long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. U. S. Steel agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of U. S. Steel and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

10.	Material Contracts
	(a	)	United States Steel Corporation 2002 Stock Plan
	(b	)	United States Steel Corporation Senior Executive Officer Annual Incentive Compensation Plan
	(c	)	United States Steel Corporation Annual Incentive Compensation Plan	Incorporated by reference to Exhibit 10(c) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.
	(d	)	United States Steel Corporation Non-Officer Restricted Stock Plan	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.
	(e	)	United States Steel Corporation Executive Management Supplemental Pension Program	Incorporated by reference to Exhibit 10(e) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.
	(f	)	United States Steel Corporation Supplemental Thrift Program	Incorporated by reference to Exhibit 10(f) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.
	(g	)	United States Steel Corporation Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10(g) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.
	(h	)	Form of Severance Agreements between the Corporation and its Officers	Incorporated by reference to Exhibit 10(h) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.

(i	)	Retention Agreement between United States Steel Corporation and Thomas J. Usher, executed August 8, 2001	Incorporated by reference to Exhibit 10(i) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.
(j	)	Agreement between United States Steel Corporation and John P. Surma, executed December 21, 2001	Incorporated by reference to Exhibit 10(j) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.
(k	)	Retention Agreement between United States Steel Corporation and Dan D. Sandman, executed September 14, 2001	Incorporated by reference to Exhibit 10(k) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.
(l	)	Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.3 to United States Steel Corporation's Form 8-K dated December 31, 2001.
(m	)	Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation's Form 8-K dated December 31, 2001.
(n	)	Amended and Restated Receivables Purchase Agreement, dated November 28, 2001 among U. S. Steel Receivables, as Seller; United States Steel LLC, as initial Servicer; the persons party Hereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents and The Bank of Nova Scotia, as Collateral Agent	Incorporated by reference to Exhibit 10(n) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.

(o	)	Purchase and Sale Agreement dated November 28, 2001 among United States Steel LLC, as initial Servicer and as Originator; and U. S. Steel Receivables LLC as purchaser and contributee	Incorporated by reference to Exhibit 10(o) to United States Steel Corporation's Form 10-K for the year ended December 31, 2001.
(p	)	First Amendment dated May 6, 2002, and Second Amendment dated November 27, 2002, to Amended and Restated Receivables Purchase Agreement, dated November 28, 2001 among U. S. Steel Receivables as Seller; United States Steel LLC as initial Servicer; the persons party Hereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents and The Bank of Nova Scotia, as Collateral Agent
(q	)	Employment and Consulting Agreement between United States Steel Corporation and Thomas J. Usher, executed February 13, 2003
12.1.	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12.2.	Computation of Ratio of Earnings to Fixed Charges
21.	List of Subsidiaries
23.	Consent of PricewaterhouseCoopers LLP
24.	Powers of Attorney
99.1.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3.	Supplemental Statistics—2002
99.4.	Supplemental Statistics—2001

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions(a)		Balance at End of Period

Year ended December 31, 2002:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$165	$29		$—		$137		$57
Investments and long-term receivables reserve	75	6		—		79		2
Deferred tax valuation allowance:
State	9	—		6	(b)	9		6
Foreign	20	—		3	(c)	—		23
Year ended December 31, 2001:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$57	$112		$1		$5		$165
Investments and long-term receivables reserve	38	38		—		1		75
Deferred tax valuation allowance:
State	34	—		28	(c)	53	(d)	9
Foreign	21	—		—		1		20
Year ended December 31, 2000:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$10	$11		$37	(e)	$1		$57
Investments and long-term receivables reserve	3	36	(f)	—		1		38
Deferred tax valuation allowance:
State	41	—		—		7		34
Foreign	—	—		21	(g)	—		21

(a)
Deductions for the allowance for doubtful accounts and long-term receivables include amounts written off as uncollectible, net of recoveries. Unless otherwise noted, reductions in the tax valuation allowances reflect changes in the amount of deferred taxes expected to be realized, resulting in credits to the provision for income taxes.
(b)
Reflects valuation allowance charged to equity established for deferred tax assets relating to minimum pension liability adjustments.
(c)
Reflects valuation allowances established for deferred tax assets generated in the current period, primarily related to net operating losses.
(d)
The reduction in the valuation allowance is related to net operating losses previously attributed to United States Steel which were retained by Marathon in connection with the Separation. The transfer of net operating losses and the related valuation allowance was recorded as an adjustment to Marathon's net investment.
(e)
Includes $36 million relating to the acquisition of U. S. Steel Kosice, s.r.o.
(f)
Includes $36 million classified as income (loss) from investees relating to notes receivable from an equity investee.
(g)
Relates to the acquisition of U. S. Steel Kosice, s.r.o.

Report of Independent Accountants on
Financial Statement Schedules

To the Stockholders of United States Steel Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2003, included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 25, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 10, 2003.

UNITED STATES STEEL CORPORATION
By:	/s/ Larry G. Schultz Larry G. Schultz Vice President & Controller
Signature	Title

/s/ Thomas J. Usher Thomas J. Usher	Chairman of the Board of Directors and Chief Executive Officer and Director
* John P. Surma, Jr.	President and Director
/s/ Gretchen R. Haggerty Gretchen R. Haggerty	Executive Vice President, Treasurer and Chief Financial Officer
/s/ Larry G. Schultz Larry G. Schultz	Vice President & Controller
* J. Gary Cooper	Director
* Robert J. Darnall	Director
* Roy G. Dorrance	Vice Chairman and Chief Operating Officer and Director
* Shirley Ann Jackson	Director
* Charles R. Lee	Director
* Frank J. Lucchino	Director
* Dan D. Sandman	Vice Chairman and Chief Legal & Administrative Officer, General Counsel and Secretary and Director
* Seth E. Schofield	Director
* Douglas C. Yearley	Director
*By:	/s/ Gretchen R.Haggerty Gretchen R. Haggerty, Attorney-in-Fact

CERTIFICATIONS

I, Thomas J. Usher, certify that:

  1.
  I have reviewed this annual report on Form 10-K of the United States Steel Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 10, 2003	By:	/s/ Thomas J. Usher Thomas J. Usher Chairman of the Board of Directors and Chief Executive Officer

I, Gretchen R. Haggerty, certify that:

  1.
  I have reviewed this annual report on Form 10-K of the United States Steel Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 10, 2003	By:	/s/ Gretchen R. Haggerty Gretchen R. Haggerty Executive Vice President, Treasurer and Chief Financial Officer

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

Acero Prime	Acero Prime, S.R.L. de CV
ABO	accumulated benefit obligation
APA	Asset Purchase Agreement with National
CAA	Clean Air Act
CAMU	Corrective Action Management Unit
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CITT	Canadian International Trade Tribunal
CMS	Corrective Measure Study
CWA	Clean Water Act
DESCO	Double Eagle Steel Coating Company
DOJ	U.S. Department of Justice
EPA	U.S. Environmental Protection Agency
EU	European Union
FASB	Financial Accounting Standards Board
Flat-Rolled	Flat-Rolled Products Segment
Kobe	Kobe Steel, Ltd.
IDEM	Indiana Department of Environmental Management
LAER	Lowest Achievable Emission Rate
MACT	Maximum Achievable Control Technology
Marathon	Marathon Oil Corporation
Minntac	U. S. Steel's iron ore operations at Mt. Iron, Minnesota
National	National Steel Corporation
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
OECD	Organization for Economic Cooperation and Development
OPEB	other postretirement benefits
PADEP	Pennsylvania Department of Environmental Protection
PADER	Pennsylvania Department of Environmental Resources
PHS	Polskie Huty Stali S.A.
POSCO	Pohang Iron & Steel Co., Ltd.
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act
RFI	RCRA Facility Investigation
Real Estate	USS Real Estate Segment
Republic	Republic Technologies International, LLC
Sartid	Sartid a.d., an integrated steel company in Serbia
Senior Notes	U. S. Steel's 10 3/4% Senior Notes due 2008
Separation	United States Steel being spun-off from USX Corporation (renamed Marathon Oil Corporation)
Series B Preferred	U. S. Steel's 7% Series B Mandatory Convertible Preferred Shares
SFAS	Statement of Financial Accounting Standards
Steel Stock	USX—U. S. Steel Group Common Stock
Straightline	Straightline Source Segment
1314B Partnership	Clairon 1314B Partnership, L.P.
TFS	tin free steel
Trust Preferred Securities	6.75% Convertible Quarterly Income Preferred Securities of USX Capital Trust I
Tubular	Tubular Products Segment
USS-POSCO	USS-POSCO Industries, U. S. Steel and Pohang Iron & Steel Co., Ltd.
joint venture
USS Mining	U. S. Steel Mining LLC
USSK	U. S. Steel Kosice Segment
USSR	U. S. Steel Receivables LLC
USWA	United Steelworkers of America
VEBA	Voluntary Employee Benefit Association
WTO	World Trade Organization

SUPPLEMENTARY DATA
DISCLOSURES ABOUT FORWARD-LOOKING STATEMENTS

        U. S. Steel includes forward-looking statements concerning trends, market forces, commitments, material events or other contingencies potentially affecting the Company in reports filed with the Securities and Exchange Commission, external documents or oral presentations. In order to take advantage of "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, U. S. Steel is filing the following cautionary language identifying important factors (though not necessarily all such factors) that could cause actual outcomes to differ materially from information set forth in forward-looking statements made by, or on behalf of, U. S. Steel and its representatives.

Cautionary Language Concerning Forward-Looking Statements

        Forward-looking statements with respect to U. S. Steel may include, but are not limited to, comments about general business strategies, financing decisions, projections of levels of revenues, income from operations or income from operations per ton, net income or earnings per share; levels of capital, environmental or maintenance expenditures; the success or timing of completion of ongoing or anticipated capital or maintenance projects; levels of raw steel production capability, prices, production, shipments, or labor and raw material costs; the acquisition, idling, shutdown or divestiture of assets or businesses; the effect of restructuring or reorganization of business components; the effect of potential steel industry consolidation; the effect of potential judicial proceedings on the business and financial condition; the effects of actions of third parties such as competitors, or foreign, federal, state or local regulatory authorities; and the effects of import quotas, tariffs and other protectionist measures on USSK.

        Forward-looking statements typically contain words such as "anticipates," "believes," "estimates," "expects," "forecasts," "predicts" or "projects," or variations of these words, suggesting that future outcomes are uncertain. The following discussion is intended to identify important factors (though not necessarily all such factors) that could cause future outcomes to differ materially from those set forth in forward-looking statements with respect to U. S. Steel.

Liquidity Factors

        U. S. Steel's ability to finance its future business requirements through internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources is affected by its performance (as measured by various factors, including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall U.S. financial climate, and, in particular, with respect to borrowings, by U. S. Steel's outstanding debt, credit ratings by investor services and compliance with covenants associated with outstanding debt. To the extent that U. S. Steel Management's assumptions concerning these factors prove to be inaccurate, U. S. Steel's liquidity position could be materially adversely affected.

Market Factors

        U. S. Steel's expectations as to levels of production and revenues, gross margins, income from operations and income from operations per ton are based upon assumptions as to future product prices and mix, and levels of raw steel production capability, production and shipments. These assumptions may prove to be inaccurate.

        The steel industry is characterized by excess world supply which has restricted the ability of U. S. Steel and the industry to raise prices during periods of economic growth and resist price decreases during economic contraction.

        Domestic flat-rolled steel supply has increased in recent years with the completion and start-up of minimills that are less expensive to build than integrated facilities, and are typically staffed by non-unionized work forces with lower total labor costs and more flexible work rules. Through the use of thin slab casting technology, minimill competitors are increasingly able to compete directly with integrated producers of higher value-added products. Such competition could adversely affect U. S. Steel's future product prices and shipment levels.

        USSK does business primarily in Central and Western Europe and is subject to market conditions in those areas which are influenced by many of the same factors which affect domestic markets, as well as matters peculiar to international markets such as quotas and tariffs. USSK is affected by the worldwide overcapacity in the steel industry and the cyclical nature of demand for steel products and that demand's sensitivity to worldwide general economic conditions. In particular, USSK is subject to economic conditions and political factors in Europe, which if changed could negatively affect its results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, and quotas, tariffs and other protectionist measures. USSK is also subject to foreign currency exchange risks because its revenues are primarily in euros and its costs are primarily in Slovak koruna and U. S. dollars.

        The domestic steel industry has, in the past, been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 27%, 24% and 27% of the domestic steel market in 2002, 2001 and 2000, respectively. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Levels of imported steel following government action on Section 201 activities could adversely affect future market prices and demand levels for domestic steel.

        U. S. Steel also competes in many markets with producers of substitutes for steel products, including aluminum, cement, composites, glass, plastics and wood. The emergence of additional substitutes for steel products could adversely affect future prices and demand for steel products.

        The businesses of U. S. Steel are aligned with cyclical industries such as the automotive, appliance, containers, construction and energy industries. As a result, future downturns in the U.S. economy or any of these industries could adversely affect the profitability of U. S. Steel.

Operating and Cost Factors

        The operations of U. S. Steel are subject to planned and unplanned outages due to maintenance, equipment malfunctions or work stoppages; and various hazards, including explosions, fires and severe weather conditions, which could disrupt operations or the availability of raw materials, resulting in reduced production volumes and increased production costs.

        Labor costs for U. S. Steel are affected by collective bargaining agreements. U. S. Steel entered into a five year contract with the United Steelworkers of America ("USWA"), effective August 1, 1999, covering approximately 14,500 employees. The contract provided for increases in hourly wages phased over the term of the agreement beginning in 2000 as well as pension and benefit improvements for active and retired employees and spouses that will result in higher labor and benefit costs for U. S. Steel each year throughout the term of the contract. On February 10, 2003, U. S. Steel announced that it would immediately begin bargaining with the USWA to reach a new, progressive labor contract covering facilities now owned by bankrupt National Steel Corporation as well as the USWA-represented plants of U. S. Steel. In addition, most USSK employees are represented by OZ Metalurg, which on February 16, 2001 signed a Collective Labor Agreement with USSK which, for nonwage issues, covers the years 2001 to 2004. An amendment to this agreement was executed in January 2003, which covers all 2003 wage issues. Wage issues for the remainder of the term of the Collective Labor Agreement are expected to be renegotiated annually. The agreement includes improvements in the employees' social and wage benefits and work conditions. To the extent that increased costs are not recoverable through the sales prices of products, future income from operations would be adversely affected.

        Future net periodic benefit costs (credits) for pensions and other postretirement benefits can be volatile and are dependent upon the future marketplace performance of plan assets; changes in actuarial assumptions regarding such factors as selection of a discount rate, the expected rate of return on plan assets and escalation of retiree health care costs; plan amendments affecting benefit payout levels; and profile changes in the beneficiary populations being valued. Changes in the assumptions or differences between actual and expected changes in the present value of liabilities or assets of U. S. Steel's plans could cause net periodic benefit costs to increase or decrease materially from year to year. Income from operations for U. S. Steel included periodic pension credits of $3 million, $120 million and $273 million in 2002, 2001 and 2000, respectively, and included $138 million, $117 million and $110 million of expense for retiree medical and life insurance (excluding multiemployer plans) in 2002, 2001 and 2000, respectively. Based on preliminary actuarial information for 2003, the Company expects annual net periodic pension costs to be $65 million and annual retiree medical and life insurance costs (excluding multiemployer plans) to be $203 million. To the extent that these costs increase in the future, income from operations would be adversely affected.

        U. S. Steel's underfunded benefit obligations for retiree medical and life insurance were $2.6 billion and $1.8 billion at year-end 2002 and 2001, respectively. Also, the funded status of the projected pension benefit obligation declined from an overfunded position of $1.2 billion at year-end 2001 to an underfunded position of $0.4 billion at year-end 2002. To the extent that competitors do not provide similar benefits, or have been relieved of obligations to provide such benefits following bankruptcy reorganization, the competitive position of U. S. Steel may be adversely affected, depending on cash funding requirements. Preliminary funding valuations of the pension plan for union employees as of December 31, 2002, indicate that the plan will not require cash funding for the 2003 plan year. However, cash funding in 2004 and beyond for this pension plan could be required, the level of which depends upon various factors such as future asset performance, the level of interest rates used to measure ERISA minimum funding levels, the impacts of business acquisitions or sales, union negotiated changes and future government regulation. U. S. Steel may also make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years. Any such funding requirements could have an unfavorable impact on U. S. Steel's debt covenants, borrowing arrangements and cash flows.

Legal and Environmental Factors

        The profitability of U. S. Steel's operations could be affected by a number of contingencies, including legal actions. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel financial statements.

        The businesses of U. S. Steel are subject to numerous environmental laws. Certain current and former U. S. Steel operating facilities have been in operation for many years and could require significant future accruals and expenditures to meet existing and future requirements under these laws. To the extent that competitors are not required to undertake equivalent costs in their operations, the competitive position of U. S. Steel could be adversely affected.

        For further discussion of certain of the factors described herein, and their potential effects on the businesses of U. S. Steel, see Item 1. Business, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

QuickLinks

INDEX
PART II
PART III
PART IV
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Millions of Dollars)
SIGNATURES
CERTIFICATIONS
GLOSSARY OF CERTAIN DEFINED TERMS