Form 10-Q
period 2003-03-31
UNITED STATES STEEL CORP
filed 2003-05-13
CIK 1163302

                               UNITED STATES
                          SECURITIES AND EXCHANGE
                                COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 2003

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

           Delaware             1-16811           25-1897152
         ---------------      -----------       --------------
         (State or other      (Commission       (IRS Employer
         jurisdiction of      File Number)      Identification
         incorporation)                              No.)


      600 Grant Street, Pittsburgh, PA                 15219-2800
      ----------------------------------------          ----------
      (Address of principal executive offices)         (Zip Code)


                            (412) 433-1121
                     -------------------------------
                     (Registrant's telephone number,
                        including area code)

-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes..X..No.....

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes..X..No.....

Common stock outstanding at April 30, 2003 - 103,145,305 shares

                         UNITED STATES STEEL CORPORATION
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2003
                        --------------------------------

                                      INDEX                        Page
                                      -----                        ----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements:

               Statement of Operations (Unaudited)                  3

               Balance Sheet (Unaudited)                            4

               Statement of Cash Flows (Unaudited)                  5

               Selected Notes to Financial Statements               6
               (Unaudited)

               Ratio of Earnings to Combined Fixed Charges
               and Preferred Stock Dividends and Ratio of
               Earnings to Fixed Charges                           20

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                          21

      Item 3.  Quantitative and Qualitative Disclosures about
               Market Risk                                         45

      Item 4.  Controls and Procedures                             48

               Supplemental Statistics                             49

PART II - OTHER INFORMATION


      Item 1.  Legal Proceedings                                   50

      Item 6.  Exhibits and Reports on Form 8-K                    53

      SIGNATURE                                                    54

      CERTIFICATIONS                                               55

      WEB SITE POSTING                                             57

Part I - Financial Information:

                         UNITED STATES STEEL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                           First Quarter
                                                               Ended
                                                              March 31
(Dollars in millions, except per share amounts)             2003     2002
-------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
 Revenues                                                $ 1,661   $1,204
 Revenues from related parties                               237      227
 Income from investees                                         1        2
 Net gains on disposal of assets                               2        1
 Other income                                                  6        -
                                                          ------   ------
   Total revenues and other income                         1,907    1,434
                                                          ------   ------
COSTS AND EXPENSES:
 Cost of revenues (excludes items shown below)             1,732    1,336
 Selling, general and administrative expenses                129       71
 Depreciation, depletion and amortization                     90       88
                                                          ------   ------
   Total costs and expenses                                1,951    1,495
                                                          ------   ------
LOSS FROM OPERATIONS                                         (44)     (61)
Net interest and other financial costs                        38       34
                                                          ------   ------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                               (82)     (95)
Benefit for income taxes                                     (49)     (12)
                                                          ------   ------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING        (33)     (83)
  PRINCIPLE
Cumulative effect of change in accounting principle,          (5)       -
  net of tax                                              ------   ------
NET LOSS                                                     (38)     (83)
Dividends on preferred stock                                  (2)       -
                                                          ------   ------
NET LOSS APPLICABLE TO COMMON STOCK                       $  (40)  $  (83)
                                                          ======   =======

COMMON STOCK DATA:
Per share - basic and diluted:
Loss before cumulative effect of change in accounting     $ (.35)   $(.93)
  principle
Cumulative effect of change in accounting principle,        (.05)       -
  net of tax
                                                          ------   ------
Net loss                                                  $ (.40)  $ (.93)
                                                          ======   ======
Weighted average shares, in thousands
- Basic and diluted                                      102,731   89,569

Dividends paid per share                                  $  .05   $  .05

PROFORMA AMOUNTS ASSUMING CHANGE IN ACCOUNTING
 PRINCIPLE WAS APPLIED RETROACTIVELY:
  Net loss adjusted                                       $  (38)  $  (84)
  Net loss per share adjusted (basic and diluted)           (.40)    (.94)

Selected notes to financial statements appear on pages 6-19.

                         UNITED STATES STEEL CORPORATION
                            BALANCE SHEET (Unaudited)
                         -------------------------------
                                                     March 31 December 31
(Dollars in millions)                                  2003      2002
-----------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                          $  367    $  243
  Receivables, less allowance of $65 and $57            959       805
  Receivables from related parties                      145       129
  Inventories                                         1,077     1,030
  Deferred income tax benefits                          227       217
  Other current assets                                   33        16
                                                     ------    ------
   Total current assets                               2,808     2,440
Investments and long-term receivables,
 less allowance of $2 and $2                            339       341
Long-term receivables from related parties                6         6
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $7,184 and $7,095                                    2,958     2,978
Pension asset                                         1,642     1,654
Intangible pension asset                                414       414
Other noncurrent assets                                 158       144
                                                     ------    ------
   Total assets                                      $8,325    $7,977
                                                     ======    ======
LIABILITIES
Current liabilities:
  Accounts payable                                   $  788    $  677
  Accounts payable to related parties                   104        90
  Payroll and benefits payable                          265       254
  Accrued taxes                                         307       281
  Accrued interest                                       40        44
  Long-term debt due within one year                     26        26
                                                     ------    ------
   Total current liabilities                          1,530     1,372
Long-term debt, less unamortized discount             1,408     1,408
Deferred income taxes                                   184       223
Employee benefits                                     2,638     2,601
Deferred credits and other liabilities                  336       346
                                                     ------    ------
   Total liabilities                                  6,096     5,950
                                                     ------    ------
Contingencies and commitments (See Note 15)               -         -

STOCKHOLDERS' EQUITY
Preferred stock -
 7% Series B Mandatory Convertible
  Preferred issued - 5,000,000 shares
  and -0- shares (no par value, liquidation
  preference $50 per share)                             242         -
Common stock issued - 102,988,069 shares and
  102,485,246 shares                                    103       102
Additional paid-in capital                            2,692     2,689
Retained earnings (deficit)                              (4)       42
Accumulated other comprehensive loss                   (803)     (803)
Deferred compensation                                    (1)       (3)
                                                     ------    ------
   Total stockholders' equity                         2,229     2,027
                                                     ------    ------
   Total liabilities and stockholders' equity        $8,325    $7,977
                                                     ======    ======

Selected notes to financial statements appear on pages 6-19.

                         UNITED STATES STEEL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                     First Quarter
                                                         Ended
                                                        March 31
(Dollars in millions)                                  2003     2002
--------------------------------------------------------------------
INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net loss                                            $   (38)  $  (83)
Adjustments to reconcile to net cash provided
  from (used in) operating activities:
  Cumulative effect of change in accounting               5        -
  principle, net of tax
  Depreciation, depletion and amortization               90       88
  Pensions and other postretirement benefits             53      (10)
  Deferred income taxes                                 (49)      (9)
  Net gains on disposal of assets                        (2)      (1)
  Income from equity investees, net of distributions      3       (2)
  Changes in:
   Current receivables
   - sold                                                 -      215
   - repurchased                                          -      (15)
   - operating turnover                                (171)    (142)
   Inventories                                          (47)     (31)
   Current accounts payable and accrued expenses        156       69
  All other - net                                       (44)     (60)
                                                     ------   ------
    Net cash provided from (used in) operating          (44)      19
    activities                                       ------   ------

INVESTING ACTIVITIES:
Capital expenditures                                    (63)     (56)
Disposal of assets                                       12        3
Restricted cash - withdrawals                             -        1
                - deposits                              (23)     (15)
Investees - investments                                  (1)       -
          - loans and advances                            -       (3)
                                                     ------   ------
   Net cash used in investing activities                (75)     (70)
                                                     ------   ------
FINANCING ACTIVITIES:
Repayment of long-term debt                               -       (1)
Settlement with Marathon                                  -      (54)
Preferred stock issued                                  242        -
Common stock issued                                       6       19
Dividends paid                                           (5)      (4)
                                                     ------   ------
   Net cash provided from (used in) financing           243      (40)
   activities
                                                     ------   ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   -        1
                                                     ------   ------
NET INCREASE (DECREASE) IN CASH AND CASH                124      (90)
EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          243      147
                                                     ------   ------
CASH AND EQUIVALENTS AT END OF PERIOD                $  367  $    57
                                                     ======   ======
Cash provided from (used in) operating activities
included:
 Interest and other financial costs paid (net of
 amount capitalized)                                 $  (34) $   (51)
 Income taxes paid to tax authorities                    (1)      (1)

Selected notes to financial statements appear on pages 6-19.

                         UNITED STATES STEEL CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)

    1. The information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange
    Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2003 classifications. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2002.

    2. United States Steel Corporation (U. S. Steel) is engaged domestically in the production, sale and transportation of steel mill products, coal, coke and taconite pellets (iron ore); steel mill products distribution; the management of mineral resources; the management and development of real estate; and engineering and consulting services and, through U. S. Steel
    Kosice (USSK) in the Slovak Republic, in the production and sale of steel mill products and coke primarily for the central and western European markets.

    3. U. S. Steel has various stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation  cost  is reflected in net income for stock  options  or  stock appreciation rights (SARs) at the date of grant, as all options and SARs granted had an exercise price equal to the market value of the underlying common stock. When the stock price exceeds the grant price, SARs are adjusted for changes in the market value and compensation expense is recorded. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                                                First Quarter
                                                                    Ended
                                                                   March 31
     (In millions, except per share data)                       2003     2002
     -------------------------------------------------------------------------
     Net loss as reported                                     $  (38) $   (83)
     Add:  Stock-based employee compensation expense included
      in reported net loss, net of related tax effects             1        1
     Deduct:  Total stock-based employee compensation
      expense determined under fair value methods for all
      awards, net of related tax effects                          (2)      (2)
                                                              ------   ------
     Pro forma net loss                                       $  (39) $   (84)
                                                              ======   ======
     Basic and diluted net loss per share:
     - As reported                                            $ (.40) $  (.93)
     - Pro forma                                                (.41)    (.94)

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    3.   (Continued)

          The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

                                                               First Quarter
                                                                   Ended
                                                                  March 31
                                                                2003    2002
     -----------------------------------------------------------------------
     Weighted average grant date exercise price per share    $ 17.92 $ 19.89
     Expected annual dividends per share                     $   .20 $   .20
     Expected life in years                                        5       5
     Expected volatility                                        43.7    39.8
     Risk-free interest rate                                     3.9     4.9

     Weighted-average grant date fair value of options
     granted during the period, as calculated from above     $  7.13 $  7.71

    4. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 established a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. SFAS No. 143 requires proforma disclosure of the amount of the liability for obligations as if the statement had been applied during all periods affected, using current information, current assumptions and current interest rates. In addition, the effect of adopting a new accounting principle on net income and on the related per share amounts is required to be shown on the face of the statement of operations for all periods presented under Accounting Principles Board Opinion No. 20.

           On   January  1,  2003,  the  date  of  adoption,  asset   retirement
    obligations, primarily related to mine and landfill closure and post closure costs of $14 million were recorded (in addition to $15 million already accrued), compared to the associated long-lived asset, net of accumulated depreciation, of $7 million that was recorded, resulting in a cumulative effect of adopting this Statement of $5 million, net of tax of $2 million. There were no changes in the carrying value of the asset retirement obligations during the first quarter of 2003 other than accretion expense of $1 million, leaving a balance for these obligations of $30 million at March 31, 2003. Had this Statement been applied during the first quarter 2002, the asset retirement obligation at January 1, 2002, would have been $26 million, with accretion expense of $1 million during the quarter, leaving a balance of $27 million at March 31, 2002.

          Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities were not recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate fair value.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
 4.   (Continued)

           In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosure to be made by a guarantor about obligations under certain guarantees that it has issued. It also clarifies that at the inception of a guarantee, the company must recognize liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were adopted for the 2002 annual financial statements. U. S. Steel will apply the remaining provisions of the Interpretation prospectively as required.

          FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack the characteristics of a controlling financial interest. This statement was adopted in the first quarter of 2003 with no initial impact to U. S. Steel.

    5. In February 2003, U. S. Steel sold 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Series B Preferred) for net proceeds of $242 million. The Series B Preferred have a dividend yield of 7%, a 20% conversion premium (for an equivalent conversion price of $15.66 per common share) and will mandatorily convert into shares of U. S. Steel common stock on June 15, 2006. The net proceeds of the offering will be used for general corporate purposes, including funding working capital, financing potential acquisitions, debt reduction and voluntary contributions to employee benefit plans. The number of common shares that could be issued upon conversion of the 5 million shares of Series B Preferred ranges from approximately 16.0 million shares to 19.2 million shares, based upon the timing of the conversion and the average market price of U. S. Steel's common stock.

    6. Total comprehensive loss was $38 million for the first quarter of 2003 and $83 million for the first quarter of 2002.

    7. Net interest and other financial costs include amounts related to the remeasurement of USSK's net monetary assets into the U.S. dollar, which is USSK's functional currency. During the first quarter of 2003, a net loss of $5 million was recorded as compared with a net loss of less than $1 million in the first quarter of 2002.

    8. Due to the relationship between domestic and USSK forecasted annual pretax results, the application of the annual effective tax rate created an unusual relationship between income tax benefits and pretax losses in the first quarter of 2003. Therefore, the actual tax benefit rate of 59% applicable to the first quarter 2003 pretax losses, which was developed using first quarter 2003 domestic pretax losses with a tax benefit of approximately 35% and USSK pretax earnings with virtually no income tax provision, was considered the best estimate of the income tax benefit for the period. The income tax benefit in the first quarter of 2002 reflected an estimated annual effective tax rate for 2002 of approximately 13%.

          The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60% of USSK's sales must be export sales and USSK must reinvest the tax credits claimed

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    8.   (Continued)

    in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100% of USSK's tax liability for years 2000 through 2004 and 50% for the years 2005 through 2009. Management believes that USSK fulfilled all of the necessary conditions for claiming the tax credit for the years for which it was claimed and anticipates meeting such requirements in 2003. As a result of claiming these tax credits and certain tax planning strategies to reinvest earnings in foreign operations, virtually no income tax provision is recorded for USSK income.

    9. U. S. Steel has five reportable segments: Flat-rolled, Tubular, USSK, Straightline Source (Straightline) and USS Real Estate (Real Estate).

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

          The Tubular segment includes the operating results of U. S. Steel's domestic tubular production facilities and an equity investee involved in the production of tubular goods. These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemical markets. In May 2003,
    U. S. Steel sold its interest in the equity investee.

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

   The results of segment operations for the first quarter of 2003 and 2002 are:

                                                                 Total
                 Flat-                       Straight-  Real  Reportable
(In millions)    rolled   Tubular    USSK      line    Estate   Segments
------------------------------------------------------------------------
First Quarter 2003
------------------
Revenues and
 other income:
 Customer         $ 1,055   $   136  $   426   $    25   $   27   $ 1,669
 Intersegment          52         -        5         -        3        60
 Equity income
 (loss)(a)              5         -        -         -        -         5
 Other                  6         -        -         -        1         7
                   ------    ------   ------    ------   ------    ------
   Total          $ 1,118   $   136  $   431   $    25   $   31   $ 1,741
                   ======    ======   ======    ======   ======    ======
Income (loss)
from operations   $   (40)  $    (5) $    64   $   (15)  $   13   $    17
                   ======    ======   ======    ======   ======    ======
First Quarter 2002
------------------
Revenues and
 other income:
 Customer         $   926   $   124  $   201   $     6   $   15   $ 1,272
 Intersegment          38         -        -         -        2        40
 Equity income
 (loss)(a)            (11)        -        1         -        -       (10)
 Other                  -         -        1         -        -         1
                   ------    ------   ------    ------   ------    ------
   Total          $   953   $   124  $   203   $     6   $   17   $ 1,303
                   ======    ======   ======    ======   ======    ======
Income (loss)
from operations   $   (74)  $     3  $    (1)  $    (8)  $   10   $   (70)
                   ======    ======   ======    ======   ======    ======

(a)Represents equity in earnings (losses) of unconsolidated investees.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    9.   (Continued)

                                      Total
                                   Reportable    Other    Reconciling   Total
 (In millions)                       Segments  Businesses    Items      Corp.
 -----------------------------------------------------------------------------
 First Quarter 2003
 ------------------
 Revenues and other income:
  Customer                            $ 1,669   $   229   $     -   $ 1,898
  Intersegment                             60       157      (217)        -
  Equity income (loss)(a)                   5       (4)         -         1
  Other                                     7         1         -         8
                                       ------    ------    ------    ------
    Total                             $ 1,741   $   383   $  (217)  $ 1,907
                                       ======    ======    ======    ======
 Income (loss) from operations        $    17   $   (36)  $   (25)  $   (44)
                                       ======    ======    ======    ======
 First Quarter 2002
 ------------------
 Revenues and other income:
  Customer                            $ 1,272   $   159   $     -   $ 1,431
  Intersegment                             40       186      (226)        -
  Equity income (loss)(a)                 (10)        -        12         2
  Other                                     1         -         -         1
                                       ------    ------    ------    ------
    Total                             $ 1,303   $   345   $  (214)  $ 1,434
                                       ======    ======    ======    ======
 Income (loss) from operations        $  (70)   $  (11)   $    20   $   (61)
                                       ======    ======    ======    ======

 (a)Represents equity in earnings (losses) of unconsolidated investees.


   The following is a schedule of reconciling items for the first quarter of 2003 and 2002:

                                                Revenues       Income (Loss)
                                                  And              From
                                              Other Income      Operations
 (In millions)                               2003     2002     2003     2002
 ---------------------------------------------------------------------------
 Elimination of intersegment revenues      $ (217)  $ (226)     *       *
                                            -----    -----
  Special Items:
   Litigation items                             -        -   $  (25)  $    9
   Insurance recoveries related to USS-         -       12        -       12
     POSCO fire
   Costs related to Fairless shutdown           -        -        -       (1)
                                            -----    -----    -----    -----
                                                -       12      (25)      20
                                            -----    -----    -----    -----
 Total reconciling items                   $ (217)  $ (214)  $  (25)  $   20
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

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    10. Revenues from related parties and receivables from related parties primarily reflect sales of steel products, raw materials, transportation services and fees for providing various management and other support services to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements.

           Receivables   from   related  parties   at   March   31,   2003   and
    December 31, 2002, also included $28 million due from Marathon for tax settlements in accordance with the tax sharing agreement.

          Long-term receivables from related parties at March 31, 2003 and December 31, 2002, reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans. These amounts will be paid by Marathon as participants retire.

          Accounts payable to related parties reflect balances due to PRO-TEC Coating Company (PRO-TEC) under an agreement whereby U. S. Steel provides marketing, selling and customer service functions, including invoicing and receivables collection, for PRO-TEC. U. S. Steel, as PRO-TEC's exclusive sales agent, is responsible for credit risk associated with the receivables. Payables to PRO-TEC under the agreement were $57 million and $42 million at March 31, 2003 and December 31, 2002, respectively.

          Accounts payable to related parties at both March 31, 2003 and December 31, 2002, also included amounts related to the purchase of outside processing services from equity investees and the net present value of the second and final $37.5 million installment of contingent consideration payable in July 2003 to VSZ a.s. related to the acquisition of USSK.

    11.   Inventories  are  carried at the lower of cost  or  market.   Cost  of
    inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                     (In millions)
                                                  --------------------
                                                  March 31  December 31
                                                    2003       2002
                                                  ---------  ---------
    Raw materials                                 $  208     $  228
    Semi-finished products                           507        472
    Finished products                                306        271
    Supplies and sundry items                         56         59
                                                   -----      -----
    Total                                         $1,077     $1,030
                                                   =====      =====

    Costs of revenues increased by $2 million and were reduced by $3 million  in
    the   three  months  of  2003  and  2002,  respectively,  as  a  result   of
    liquidations of LIFO inventories.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    12. Net loss per common share was calculated by adjusting net loss for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the quarter.

          Diluted net loss per share assumes the exercise of stock options and conversion of preferred stock, provided in each case, the effect is dilutive. As of March 31, 2003 and March 31, 2002, the potential common stock related to employee options to purchase 5.8 million shares and
    3.5 million shares of common stock, respectively, and 10.6 million shares of common stock applicable to the conversion of preferred stock at March 31, 2003, have been excluded from the computation of diluted net income per share because their effect was antidilutive.

    13. At March 31, 2003, U. S. Steel had no borrowings against its Inventory Facility that provides for borrowings of up to $400 million. At March 31, 2003, only $397 million was available under this facility due to a letter of credit issued against the facility.

          At March 31, 2003, USSK had no borrowings against its $10 million short-term credit facility or against its $40 million long-term facility. At March 31, 2003, only $46 million was available under these facilities as a result of customs guarantees issued against the short-term credit facility.

          At March 31, 2003, in the event of a change in control of U. S. Steel, debt obligations totaling $885 million may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $87 million or provide a letter of credit to secure the remaining obligation.

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

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    14.  (Continued)

          During the first quarter ended March 31, 2003, no revolving interest in accounts receivable were sold to or repurchased from conduits. During the first quarter of 2002, USSR sold $215 million of revolving interest in accounts receivable to the conduits, of which $15 million was subsequently repurchased prior to March 31, 2002. As of March 31, 2003, $343 million was available to be sold under this facility. The net book value of
    U. S. Steel's retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables.

          USSR pays the conduits a discount based on the conduits' borrowing costs plus incremental fees. During the first quarters ended March 31, 2003 and 2002, U. S. Steel incurred costs of less than $1 million on the sale of its receivables. These costs are included in net interest and other financial costs in the statement of operations.


         The table below summarizes cash flows from and paid to USSR:
                                                        First Quarter
                                                            Ended
                                                           March 31
    (In millions)                                        2003    2002
    -------------------------------------------------------------------
    Proceeds from:
     Collections reinvested                             $1,207  $1,018
     Securitizations                                         -     200
     Servicing fee                                           1       1



         The table below summarizes the trade receivables for USSR:

                                                      March 31 December 31
    (In millions)                                        2003     2002
    -------------------------------------------------------------------
    Balance of accounts receivable, net, purchased by  $  555  $   451
     USSR
    Revolving interest sold to conduits                     -        -
                                                         ----     ----
    Accounts receivable - net, included in the
      balance sheet of U. S. Steel                     $  555  $   451
                                                         ====     ====

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

          U. S. Steel accrues for estimated costs related to existing lawsuits, claims and proceedings when it is probable that it will incur these costs in the future. On March 28, 2003, a jury in Madison County, Illinois returned a verdict against U. S. Steel related to an asbestos lawsuit for $50 million in compensatory damages and $200 million in punitive damages. U. S. Steel believes that the plaintiff's exclusive remedy was provided by the Indiana workers' compensation law and this issue and other errors at trial would have enabled U. S. Steel to succeed on appeal. However, in order to avoid the delay and uncertainties of further litigation and posting an appeal bond equal to the amount of the verdict, U. S. Steel settled this case for an amount substantially less than the compensatory damages award, which represented a small fraction of the total award. This settlement is reflected in the first quarter 2003 results.

          While it is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

          Property taxes - U. S. Steel is a party to several property tax disputes involving its Gary Works property in Indiana, including claims for refunds of approximately $65 million pertaining to tax years 1994-96 and 1999, and assessments of approximately $110 million in excess of amounts paid for the 2000 and 2001 tax years. In addition, interest may be imposed upon any final assessment. The disputes involve property values and tax rates and are in various stages of administrative appeals. U. S. Steel is vigorously defending against the assessments and pursuing its claims for refunds.

          Environmental matters - U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $140 million and $135 million at March 31, 2003 and December 31, 2002, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

          For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 2003 and for the years 2002 and 2001, such capital expenditures totaled $3 million, $14 million and $15 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    15.  (Continued)

          Throughout its history, U. S. Steel has sold numerous properties and businesses and has provided various indemnifications with respect to many of the assets that were sold. These indemnifications have been associated with the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While the vast majority of indemnifications have not covered environmental issues, there have been a few transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions; however, most recent indemnifications are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications only run for a specified period of time after the transactions close and others run indefinitely. The amount of potential liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from approximately $14 million of liabilities already recorded as a result of these indemnifications due to specific environmental remediation cases (included in the $140 million of accrued liabilities for remediation discussed above), there are no other known liabilities related to these indemnifications.

          Guarantees - Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $23 million at March 31, 2003 and $27 million at December 31, 2002. In the event that any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of March 31, 2003, the largest guarantee for a single such entity was $15 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. No liability has been recorded for these guarantees as management believes the likelihood of occurrence is remote.

          Contingencies related to Separation from Marathon - U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of approximately $167 million at March 31, 2003, compared to
    $168 million at December 31, 2002. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable may be declared immediately due and payable. If such event occurs,
    U. S. Steel may not be able to satisfy such obligations. No liability has been recorded for these contingencies as management believes the likelihood of occurrence is remote.

          If the Separation is determined to be a taxable distribution of the stock of U. S. Steel, but there is no breach of a representation or covenant by either U. S. Steel or Marathon, U. S. Steel would be liable for any resulting taxes (Separation No-Fault Taxes) incurred by Marathon.
    U. S. Steel's indemnity obligation for Separation No-Fault Taxes survives until the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel's indemnity obligation for Separation No-Fault Taxes at March 31, 2003 and December 31, 2002, was estimated to be approximately $90 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the Separation being determined to be a taxable distribution of the stock of
    U. S. Steel is remote.

          Other contingencies - U. S. Steel is contingently liable to its Chairman and Chief Executive Officer for a $3 million retention bonus. The bonus is payable upon the earlier of his retirement from active employment or December 31, 2004, and is subject to certain performance measures.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    15.  (Continued)

          Under  certain operating lease agreements covering various  equipment,
    U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $52 million at March 31, 2003 and $51 million at December 31, 2002). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

          Transtar reorganization - The 2001 reorganization of Transtar was intended to be tax-free for federal income tax purposes, with U. S. Steel and Transtar Holdings, L.P. (Holdings) agreeing through various representations and covenants to protect the reorganization's tax-free status. If the reorganization is determined to be taxable, but there is no breach of a representation or covenant by either U. S. Steel or Holdings,
    U. S. Steel is liable for 44% of any resulting Holdings taxes (Transtar No-Fault Taxes), and Holdings is responsible for 56% of any resulting
    U. S. Steel taxes. U. S. Steel's indemnity obligation for Transtar No-Fault Taxes survives until 30 days after the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel's indemnity obligation for Transtar No-Fault Taxes at March 31, 2003 and December 31, 2002, was estimated to be approximately $70 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the reorganization being determined to be taxable is remote. U. S. Steel can recover all or a portion of any indemnified Transtar No-Fault Taxes if Holdings receives a future tax benefit as a result of the Transtar reorganization being taxable.

          Clairton 1314B partnership - U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at March 31, 2003 and December 31, 2002, including interest and tax gross-up, was approximately $600 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. See discussion of environmental matters above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

          Self-insurance - U. S. Steel is self-insured for certain liabilities including workers' compensation, auto liability and general liability, within specified deductible and retainage levels. Certain equipment that is leased by U. S. Steel is also self-insured within specified deductible and retainage levels. Liabilities are recorded for workers' compensation and personal injury obligations. Other costs resulting from self-insured losses are charged against income upon occurrence.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    15.  (Continued)

               U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers' compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $147 million as of March 31, 2003 and $144 million as of December 31, 2002, which reflects our maximum exposure under these financial guarantees, but not our total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

          Commitments - At March 31, 2003 and December 31, 2002, U. S. Steel's domestic contract commitments to acquire property, plant and equipment totaled $41 million and $24 million, respectively.

          USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of March 31, 2003 and December 31, 2002, were $523 million and $541 million, respectively.

          U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires it to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $80 million as of March 31, 2003, which declines over the duration of the agreement, may be required.

    16. On March 31, 2003, U. S. Steel Balkan d.o.o., a wholly owned Serbian subsidiary of U. S. Steel, agreed to purchase out of bankruptcy, Serbian steel producer Sartid a.d. and six of its subsidiaries for a total purchase price of $23 million and other financial and employee commitments. The transaction is targeted for completion during the third quarter of 2003 and is subject to several conditions including the successful completion of anti-monopoly review by competition authorities in several countries.

    In an associated agreement, which will become effective upon the completion of the acquisition, U. S. Steel Balkan committed to future spending of up to $150 million over five years for working capital and the repair, rehabilitation, improvement, modification and upgrade of the facilities. A portion of this spending is subject to certain conditions related to Sartid's commercial operations, cash flow and viability. U. S. Steel Balkan will conduct economic development activities over the course of three years and spend no less than $1.5 million on these efforts, and has agreed to support community, charitable and sport activities in a total amount of not less than $5 million during the three-year period following closing of the transaction. In addition, U. S. Steel Balkan has agreed to refrain from layoffs for a period of three years. The agreement also requires U. S. Steel Balkan to obtain the consent of the Serbian government prior to a transfer of a controlling interest of Sartid within five years of the closing date.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    17. On April 21, 2003, U. S. Steel announced that the U.S. Bankruptcy Court in Chicago approved its purchase of National Steel Corporation's (National) integrated steel assets. U. S. Steel also announced that it has signed a definitive Asset Purchase Agreement with National, which was approved by the bankruptcy court on that date.

    Under the terms of the agreement, U. S. Steel will purchase substantially all of National's assets for a contractual purchase price of $1.05 billion, which includes $850 million in cash and the assumption of certain of National's lease and contractual obligations that the contract values at $200 million. The $200 million in obligations will not be considered part of the purchase consideration for National's assets under accounting rules and will not be recorded on the opening balance sheet because of the nature of these obligations. The agreement provides that net working capital (accounts receivable plus inventory minus accounts payable) will be at least $450 million on the closing date and the cash purchase price will be reduced on a dollar for dollar basis for any amount of working capital less than $450 million. Additional cash payments of approximately $21 million related to certain operating lease payments to be made by U. S. Steel at or near closing will be considered part of the cash purchase price, as will direct external costs incurred related to the acquisition, which are broadly estimated at $10 million. Additional amounts that will be reflected as part of the purchase consideration for National's assets are discussed in the following paragraph.

    In connection with the acquisition of National's assets, U. S. Steel has reached a new labor agreement with the United Steelworkers of America
    (USWA). This agreement will cover employees at U. S. Steel's existing facilities and the acquired National facilities. The agreement is scheduled for a ratification vote by the USWA in May. The purchase consideration for National will include liabilities that will be recorded on the opening balance sheet related to benefits granted to current active National employees under this new labor agreement. These liabilities, primarily related to future retiree medical costs, are broadly estimated at $290 million. The purchase consideration will also include approximately $100 million related to the estimated fair value of future contributions to a trust to be administered by the USWA to assist current National retirees with healthcare costs. U. S. Steel will not assume any liabilities related to National's pension plans, which have been terminated by the Pension Benefit Guaranty Corporation, nor will it assume National's defined benefit retiree medical and life insurance plans, and consistent with the U.S. Bankruptcy Code, the transaction will exclude all liabilities except as have been agreed to by U. S. Steel.

    U. S. Steel intends to fund the cash component of the acquisition through a combination of existing cash balances, the sale of accounts receivable under the receivables sales program and the issuance of debt securities. The transaction is expected to close in May and is subject to customary closing conditions.

    18. On April 25, 2003, U. S. Steel sold certain coal seam gas interests in Alabama for net cash proceeds of approximately $34 million, which will be reflected in other income.

                         UNITED STATES STEEL CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
               --------------------------------------------------
                                   (Unaudited)


First Quarter Ended
     March 31                     Year Ended December 31
------------------- --------------------------------------------------

  2003      2002      2002       2001      2000      1999       1998
  ----      ----      ----       ----      ----      ----       ----

  (a)        (b)      1.04       (c)       1.05      2.10       5.15
  ====      ====      ====       ====      ====      ====       ====


 (a) Earnings did not cover combined fixed charges and preferred stock dividends by $83 million.
 (b) Earnings did not cover combined fixed charges and preferred stock dividends by $96 million.
 (c) Earnings did not cover combined fixed charges and preferred stock dividends by $598 million.


                         UNITED STATES STEEL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                -------------------------------------------------
                                   (Unaudited)


First Quarter Ended
     March 31                     Year Ended December 31
------------------- --------------------------------------------------

  2003      2002      2002       2001      2000      1999       1998
  ----      ----      ----       ----      ----      ----       ----

  (a)        (b)      1.04       (c)       1.13      2.33       5.89
  ====      ====      ====       ====      ====      ====       ====

 (a) Earnings did not cover fixed charges by $79 million.
 (b) Earnings did not cover fixed charges by $96 million.
 (c) Earnings did not cover fixed charges by $586 million.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     U. S. Steel has five reportable operating segments: Flat-rolled Products (Flat-rolled), Tubular Products (Tubular), U. S. Steel Kosice (USSK), Straightline Source (Straightline) and USS Real Estate (Real Estate).

     Prior to December 31, 2001, the businesses of U. S. Steel comprised an operating unit of USX Corporation, now named Marathon Oil Corporation (Marathon). On December 31, 2001, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock to holders of USX-U. S. Steel Group common stock (Steel Stock) in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the Separation).

     Effective with the first quarter of 2002, following the Separation,
U. S. Steel established a new internal financial reporting structure, which resulted in a change in reportable segments from Domestic Steel and USSK to Flat-rolled, Tubular and USSK. In addition, U. S. Steel revised the presentation of several items of income and expense within income (loss) from reportable segments. Net pension credits, costs related to former businesses and administrative expenses previously not reported at the segment level are now directly charged or allocated to the reportable segments and other businesses. Effective with the fourth quarter of 2002, the Straightline and Real Estate reportable segments, which were previously reflected in Other Businesses, were added. The presentation of Straightline and Real Estate as separate segments resulted from the application of quantitative threshold tests under Statement of Financial Accounting Standards (SFAS) No. 131 rather than any fundamental change in the management or structure of the businesses. The composition of the Flat-rolled, Tubular and USSK segments remained unchanged from prior periods. Comparative results for 2002 have been conformed to the current year presentation.

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

     The Tubular segment includes the operating results of U. S. Steel's domestic tubular production facilities and an equity investee involved in the production of tubular goods. These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemical markets. In May 2003, U. S. Steel sold its investment in the equity investee.

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

    Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of U. S. Steel. These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "intends" or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Supplementary Data -- Disclosures About Forward-Looking Statements in the U. S. Steel Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations
---------------------
     Revenues and other income was $1,907 million in the first quarter of 2003, compared with $1,434 million in the same quarter last year. The $473 million increase primarily reflected higher shipments and average realized prices for USSK; increased prices for domestic sheet products; and higher commercial shipments of coke. The improvement also reflected increased Straightline shipments and higher shipments of slabs.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income (Loss) from operations for U. S. Steel for the first quarter of 2003 and 2002 is set forth in the following table:


                                                     First Quarter
                                                         Ended
                                                       March 31
(Dollars in millions)                                 2003   2002
--------------------------------------------------  ------ ------
Flat-rolled                                           $(40)  $(74)
Tubular                                                 (5)     3
USSK                                                    64     (1)
Straightline                                           (15)    (8)
Real Estate                                             13     10
                                                    ------ ------
   Total income (loss) from reportable segments         17    (70)
Other Businesses                                       (36)   (11)
                                                    ------ ------
   Income (Loss) from operations before special        (19)   (81)
   items
Special Items:
  Litigation items                                     (25)     9
  Costs related to Fairless shutdown                     -     (1)
  Insurance recoveries related to USS-POSCO fire         -     12
                                                    ------ ------
     Total income (loss) from operations              $(44)  $(61)
                                                    ====== ======

Segment results for Flat-rolled

     The segment loss for Flat-rolled was $40 million in the first quarter of 2003, compared with a loss of $74 million in the same quarter of 2002. The improvement was mainly due to higher average realized prices and improved product mixes for sheet and plate products, partially offset by increased prices for natural gas and higher employee benefit costs.

Segment results for Tubular

     The segment loss for Tubular was $5 million in the first quarter of 2003, a decline of $8 million compared with the first quarter of 2002. The decline resulted primarily from lower average realized prices for seamless products, higher natural gas prices and increased employee benefit costs, partially offset by increased shipment volumes for seamless products.

Segment results for USSK

     Segment income for USSK was $64 million in the first quarter of 2003, compared with a loss of $1 million in the first quarter of 2002. The improvement was primarily due to higher average realized prices, which were due in large part to favorable exchange rate effects, and increased shipment volumes, which were up significantly because of a blast furnace outage in last year's first quarter.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

These were partially offset by the unfavorable effect on costs of foreign exchange rate changes, and costs associated with conversion and facility management agreements with Sartid in Serbia.

Segment results for Straightline

     The Straightline segment loss increased to $15 million in the first quarter 2003, compared to $8 million in the year earlier quarter. The decline was primarily due to higher first quarter 2003 sales at negative margins. The negative margins were driven by sales from inventory, much of which was purchased at higher prices in the second half of 2002.

Segment results for Real Estate

     Segment income for Real Estate was $13 million in the first quarter of 2003, compared with income of $10 million in the first quarter of 2002. The increase resulted mainly from higher coal seam gas and coal royalties.

Results for Other Businesses

     The loss for Other Businesses in the first quarter of 2003 was $36 million, compared with a loss of $11 million in the first quarter of 2002. Increased losses at iron ore operations and higher employee benefit costs across all units were partially offset by improved results at coke operations. Iron ore operations were negatively affected by increased prices for natural gas as well as a particularly harsh winter. Coke operations benefited from higher commercial shipments and increased prices for coke and certain by-products.

Net Periodic Pension Costs

     Net periodic pension costs, which are primarily noncash and are included in income (loss) from operations, were $16 million for the first quarter of 2003, compared to a credit of $29 million for the corresponding period of 2002. The increase was primarily due to lower plan assets, reduced asset return assumptions and a lower discount rate.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses included in income (loss) from operations were $129 million for the first quarter of 2003, compared to $71 million in the first quarter of 2002. The increase in 2003 was primarily due to the increase in net periodic pension costs as previously discussed; higher expenses at USSK due mainly to the unfavorable effects of foreign currency exchange rate differences and increased business development expenses; and higher retiree medical and life insurance costs resulting mainly from higher actual base claim costs and a higher assumed escalation trend applied to those claim costs.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Items not allocated to segments:

     Litigation items are a charge of $25 million in the first quarter of 2003 and a credit of $9 million in the first quarter of 2002.

     Costs related to Fairless shutdown resulted from the permanent shutdown of the pickling, cold-rolling and tin mill facilities at Fairless Works in the fourth quarter of 2001.

     Insurance recoveries related to USS-POSCO fire represent U. S. Steel's share of insurance recoveries in excess of facility repair costs for the cold-rolling mill fire at USS-POSCO, which occurred in May 2001.

     Net interest and other financial costs were $38 million in the first quarter of 2003, compared with $34 million during the same period in 2002. The increase in 2003 primarily reflects unfavorable foreign currency effects. These effects were primarily due to remeasurement of USSK net monetary assets into the U.S. dollar, which is the functional currency, and resulted in a net loss of approximately $5 million in the first quarter of 2003, compared to an immaterial net loss in the first quarter of 2002.

     The benefit for income taxes in the first quarter of 2003 was $49 million, compared with a benefit of $12 million in the first quarter last year.

     Due to the relationship between domestic and USSK forecasted annual pretax results, the application of the annual effective tax rate created an unusual relationship between income tax benefits and pretax losses in the first quarter of 2003. Therefore, the actual tax benefit rate of 59% applicable to the first quarter 2003 pretax losses, which was developed using first quarter 2003 domestic pretax losses with a tax benefit of approximately 35% and USSK pretax earnings with virtually no income tax provision, was considered the best estimate of the income tax benefit for the period. The income tax benefit in the first quarter of 2002 reflected an estimated annual effective tax rate for 2002 of approximately 13%.

     During the year, management regularly updates the forecast estimate based on changes in various factors such as prices, shipments, product mix, plant operating performance, and cost estimates. These factors will be considered each quarter to ascertain whether an annual effective tax rate approach produces a better estimate of income taxes for the year-to-date period.

     The cumulative effect of change in accounting principle, net of tax was a charge of $5 million and resulted from the adoption on January 1, 2003, of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations."

     U. S. Steel's net loss was $38 million in the first quarter of 2003, compared with a net loss of $83 million in the first quarter of 2002. The improvement primarily reflected the factors discussed above.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Operating Statistics
--------------------
     Flat-rolled shipments of 2.4 million tons for the first quarter of 2003 increased about five percent from the first quarter 2002, and two percent from the fourth quarter of 2002. Tubular shipments of 206,000 tons for the first quarter of 2003 increased about 10 percent from the same period in 2002, and 36 percent from the fourth quarter of 2002. At USSK, first quarter 2003 shipments of 1.2 million net tons were up significantly from first quarter 2002 shipments of 0.8 million net tons, which were negatively impacted by a blast furnace outage, and up about 10 percent from shipments in the fourth quarter of 2002.

     Raw steel capability utilization for domestic facilities and USSK in the first quarter of 2003 averaged 91.7 percent and 97.3 percent, respectively, compared with 92.1 percent and 74.4 percent in the first quarter of 2002 and
80.8 percent and 90.6 percent in the fourth quarter of 2002.

Balance Sheet
-------------
     Cash and cash equivalents of $367 million at March 31, 2003, increased $124 million from year-end 2002. For details, see cash flow discussion following.

     Receivables, less allowance for doubtful accounts increased $154 million from year-end 2002, primarily due to increases in trade accounts receivable resulting from increasing sales throughout the quarter.

     Receivables from related parties, less allowance for doubtful accounts increased $16 million from year-end 2002, primarily due to increased shipments to PRO-TEC Coating Company (PRO-TEC).

     Inventories increased $47 million from December 31, 2002, due mainly to higher operating rates than in the fourth quarter of 2002 and the expansion of Straightline.

     Accounts payable of $788 million at March 31, 2003, increased $111 million from year-end 2002, mainly due to an increase in trade payables resulting from increased operating levels as compared to late 2002.

     Accounts payable to related parties at March 31, 2003, increased by $14 million from December 31, 2002, due primarily to increased payables to PRO-TEC under an agreement for U. S Steel to serve as PRO-TEC's exclusive sales agent. The increase reflected higher PRO-TEC shipments in the first quarter of 2003 compared to last year's fourth quarter.

     Preferred stock increased by $242 million from December 31, 2002, due to an offering of 5 million shares of 7% Series B Mandatory Convertible Preferred Stock (Series B Preferred) that was completed in February 2003.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Cash Flow
---------
     Net cash used in operating activities was $44 million for the first quarter of 2003, compared with cash provided from operating activities of $19 million in the same period of 2002. Last year's results were favorably affected by the net receipt of $200 million cash for the sale of accounts receivable. Excluding the $200 million from net receivable sales, cash used in operating activities improved by $137 million from last year's first quarter, due mainly to a decreased loss adjusted for non-cash items and lower working capital requirements.

     Capital expenditures in the first quarter of 2003 were $63 million, compared with $56 million in the same period in 2002. Major projects in the first quarter of 2003 included the quench and temper line project at Lorain Tubular and various projects at USSK, including a new dynamo line, the sinter plant dedusting project and the installation of additional tin mill facilities.

     U. S. Steel's domestic contract commitments to acquire property, plant and equipment at March 31, 2003, totaled $41 million compared with $24 million at December 31, 2002.

     USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of March 31, 2003, and December 31, 2002, were $523 million and $541 million, respectively.

     Capital expenditures for 2003 are expected to be approximately
$350 million, including approximately $100 million for USSK and $25 million for the assets of National Steel Corporation (National). U. S. Steel broadly estimates that average annual capital expenditures for the acquired National facilities will be between $75 million and $100 million.

     Restricted cash - deposits of $23 million in the first quarter of 2003 and $15 million in the corresponding 2002 period were mainly used to collateralize letters of credit to meet financial assurance requirements. The 2003 period also included a deposit of $7 million related to the planned acquisition of the integrated steel assets of National (National transaction) (see discussion in "Outlook").

     Settlement with Marathon of $54 million in the first quarter of 2002 reflected a cash payment made in accordance with the terms of the Separation.

     Preferred stock issued in the first quarter of 2003 reflected net proceeds from the offering of 5 million shares of Series B Preferred.

     Common stock issued in the first three months of 2003 and 2002 reflected proceeds from stock sales to the U. S. Steel Corporation Savings Fund Plan for Salaried Employees and sales through the Dividend Reinvestment and Stock Purchase Plan.

     Dividends paid in the first quarter of 2003 were $5 million, compared with $4 million in the same period in 2002. Payments in both periods reflected the quarterly dividend rate of five cents per share established by U. S. Steel after the Separation.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

    In February 2003, U. S. Steel issued 5 million shares of Series B Preferred, which are expected to increase annual dividend payments by $18 million.

     For discussion of restrictions on future dividend payments, see
"Liquidity."

Liquidity
---------
    In November 2001, U. S. Steel entered into a five-year Receivables Purchase Agreement with financial institutions. U. S. Steel established a wholly owned subsidiary, U. S. Steel Receivables LLC (USSR), which is a consolidated special-purpose, bankruptcy-remote entity that acquires, on a daily basis, eligible trade receivables generated by U. S. Steel and certain of its subsidiaries.
USSR can sell an undivided interest in these receivables to certain commercial paper conduits. USSR pays the conduits a discount based on the conduits' borrowing costs plus incremental fees, certain of which are determined by credit ratings of U. S. Steel.

    Fundings under the facility are limited to the lesser of eligible receivables or $400 million. U. S. Steel expects to enter into an amendment to the receivables sales program, which would increase fundings under the facility to the lesser of eligible receivables or $500 million, effective upon the closing of the National transaction (see discussion in "Outlook"). Eligible receivables exclude certain obligors, amounts in excess of defined percentages for certain obligors, and amounts past due or due beyond a defined period. In addition, eligible receivables are calculated by deducting certain reserves, which are based on various determinants including concentration, dilution and loss percentages, as well as the credit ratings of U. S. Steel. As of March 31, 2003, U. S. Steel had $343 million of eligible receivables, none of which were sold.

     In addition, U. S. Steel entered into a three-year revolving credit facility expiring December 31, 2004, that provides for borrowings of up to $400 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the Receivables Purchase Agreement. The amount outstanding under the Inventory Facility cannot exceed the permitted "borrowing base," calculated on percentages of the value of eligible inventory. Borrowings under the facility bear interest at a rate equal to LIBOR or the prime rate plus an applicable margin determined by credit ratings of U. S. Steel. As of March 31, 2003, $397 million was available to
U. S. Steel under the Inventory Facility. Effective upon the closing of the National transaction, U. S. Steel will enter into a new revolving inventory credit facility, which provides for borrowings of up to $600 million. This facility will expire in May 2007 and will contain a number of covenants that require lender consent to incur debt or make capital expenditures above certain limits; sell assets used in the production of steel or steel products or incur liens on assets; and to limit dividends and other restricted payments if available borrowings drop below certain levels. The facility is also expected to contain a provision reducing borrowing availability if U. S. Steel fails to meet an earnings to fixed charge ratio.

     In July 2001, U. S. Steel issued $385 million of 10-3/4% senior notes due August 1, 2008 (Senior Notes), and in September 2001, U. S. Steel issued an additional $150 million of Senior Notes. As of March 31, 2003, the aggregate principal amount of Senior Notes outstanding was $535 million.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Senior Notes impose limitations on U. S. Steel's ability to make restricted payments. Restricted payments under the indenture include the declaration or payment of dividends on capital stock; the purchase, redemption or other acquisition or retirement for value of capital stock; the retirement of any subordinated obligations prior to their scheduled maturity; and the making of any investments other than those specifically permitted under the indenture. In order to make restricted payments, U. S. Steel must satisfy certain requirements which include a consolidated coverage ratio based on EBITDA and consolidated interest expense for the four most recent quarters. In addition, the total of all restricted payments made since the Senior Notes were issued, excluding up to $50 million of dividends paid on common stock through the end of 2003, cannot exceed the cumulative cash proceeds from the sale of capital stock and certain investments plus 50% of consolidated net income from October 1, 2001, through the most recent quarter-end treated as one accounting period, or, if there is a consolidated net loss for the period, less 100% of such consolidated net loss. A complete description of the requirements and defined terms such as restricted payments, EBITDA and consolidated net income can be found in the indenture for the Senior Notes that was filed as
Exhibit 4(f) to U. S Steel's Annual Report on Form 10-K for the year ended December 31, 2001.

     As of March 31, 2003, U. S. Steel met the consolidated coverage ratio and had in excess of $300 million of availability to make restricted payments under the calculation described in the preceding paragraph. Also, exclusive of any limitations imposed, U. S. Steel can make aggregate dividend payments of up to $50 million on common stock from the third quarter of 2001 through the end of 2003, of which U. S. Steel has paid $38 million as of March 31, 2003. In addition to the remaining $12 million available through the end of 2003,
U. S. Steel has the ability to make other restricted payments of up to $28 million as of March 31, 2003, which could also be used for dividend payments. U. S. Steel's ability to declare and pay dividends or make other restricted payments in the future is subject to U. S. Steel's ability to continue to meet the consolidated coverage ratio and have amounts available under the calculation or one of the exclusions just discussed.

     The Senior Notes also impose other significant restrictions on U. S. Steel such as the following: limits on additional borrowings, including limiting the amount of borrowings secured by inventories or accounts receivable; limits on sale/leasebacks; limits on the use of funds from asset sales and sale of the stock of subsidiaries; and restrictions on U. S. Steel's ability to invest in joint ventures or make certain acquisitions. The new inventory credit facility includes a fixed charge coverage ratio, calculated as the ratio of operating cash flow to cash charges as defined in the agreement, of not less than
1.25 times on the last day of any fiscal quarter. This coverage ratio must be met if availability, as defined in the agreement, is less than $100 million.

     If these covenants are breached or if U. S. Steel fails to make payments under its material debt obligations or the Receivables Purchase Agreement, creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral, and it may also cause termination events to occur under the Receivables Purchase Agreement and a default under the Senior Notes. Additional indebtedness that

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

U. S. Steel may incur in the future may also contain similar covenants, as well as other restrictive provisions. Cross-default and cross-acceleration clauses in the Receivables Purchase Agreement, the Inventory Facility, the Senior Notes and any future additional indebtedness could have an adverse effect upon
U. S. Steel's financial position and liquidity.

     U. S. Steel was in compliance with all of its debt covenants at March 31, 2003.

     In conjunction with the closing of the National transaction, U. S. Steel intends to sell $350 million of new senior notes (New Notes). The New Notes will be issued under an outstanding universal shelf registration statement. Proceeds from the offering will be used to partially fund the National transaction. The New Notes will also impose certain restrictions that limit
U. S. Steel's ability to, among other things: incur debt; restrict dividend or other payments from our subsidiaries; issue and sell capital stock of our subsidiaries; engage in transactions with affiliates; create liens on assets to secure indebtedness; transfer or sell assets; and consolidate, merge or transfer all or substantially all of U. S. Steel's assets or the assets of its subsidiaries.

     U. S. Steel is soliciting the consent of the holders of its Senior Notes to modify certain terms of the Senior Notes to conform to the terms of the New Notes. Those conforming changes modify the definitions of Consolidated Net Income and EBITDA, permit dividend payments on the Series B Preferred and expand permitted investments to include loans made for the purpose of facilitating like-kind exchange transactions.

     On May 6, 2003, Moody's Investors Service reduced its ratings assigned to
U. S. Steel's senior unsecured debt from Ba3 to B1 and assigned a stable outlook, and Fitch Ratings reduced its ratings from BB to BB- and assigned a negative outlook. On May 7, 2003, Standard & Poor's Ratings Services reduced its ratings assigned to U. S. Steel's senior unsecured debt from BB to BB- and assigned a negative outlook.

     U. S. Steel has utilized surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The total amount of active surety bonds, trusts and letters of credit currently being used for financial assurance purposes is approximately $147 million. Events over the last two years have caused major changes in the surety bond market including significant increases in surety bond premiums and reduced market capacity. These factors, together with U. S. Steel's non-investment grade credit rating, have caused U. S. Steel to replace some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel expects to use approximately $25 million to $60 million of liquidity sources for financial assurance purposes during 2003, depending upon the requirements of the various authorities involved. During the first quarter, U. S. Steel used
$12 million of the estimated total for 2003. These amounts do not reflect any additional requirements for the acquired National facilities, which are currently expected to approximate $10 million.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The very high property taxes at U. S. Steel's Gary Works facility in Indiana continue to be detrimental to Gary Work's competitive position, both when compared to competitors in Indiana and with other steel facilities in the United States and abroad. U. S. Steel is a party to several property tax disputes involving Gary Works, including claims for refunds of approximately $65 million pertaining to tax years 1994-96 and 1999 and assessments of approximately $110 million in excess of amounts paid for the 2000 and 2001 tax years. In addition, interest may be imposed upon any final assessment. The disputes involve property values and tax rates and are in various stages of administrative appeals. U. S. Steel is vigorously defending against the assessments and pursuing its claims for refunds. See discussion in "Outlook" regarding recently enacted Indiana property tax legislation that will affect
U. S. Steel's tax expense in future periods. The legislation has no impact on the property taxes that are currently being disputed.

     U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of $167 million as of March 31, 2003. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes in the amount of $471 million that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable. If that occurs, U. S. Steel may not be able to satisfy such obligations. In addition, if Marathon loses its investment grade ratings, certain of these obligations will be considered indebtedness under the Senior Notes indenture and for covenant calculations under the Inventory Facility.
This occurrence could prevent U. S. Steel from incurring additional indebtedness under the Senior Notes or may cause a default under the Inventory Facility.

     The following table summarizes U. S. Steel's liquidity as of March 31, 2003:

(Dollars in millions)
----------------------------------------------------------------------------
            Cash and cash equivalents.......................     $  367
            Amount available under Receivables
               Purchase Agreement...........................        343
            Amount available under Inventory Facility.......        397
            Amounts available under USSK credit facilities..         46
                                                                 ------
              Total estimated liquidity.....................     $1,153

     U. S. Steel's liquidity has improved by $122 million since December 31, 2002, primarily reflecting net proceeds of $242 million from U. S. Steel's offering of Series B Preferred, partially offset by first quarter cash requirements.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     U. S. Steel management believes that U. S. Steel's liquidity will be adequate to satisfy its obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel's business needs, including the funding of acquisitions and capital expenditures, debt service for outstanding financings, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings and other external financing sources. However, there is no assurance that our business will generate sufficient operating cash flow or that external financing sources will be available in an amount sufficient to enable us to service or refinance our indebtedness or to fund other liquidity needs. If there is a prolonged delay in the recovery of the manufacturing sector of the U.S. economy,
U. S. Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sales of non-strategic assets and other cash conservation measures.

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

    U. S. Steel has been notified that it is a potentially responsible party
(PRP) at 21 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of March 31, 2003. In addition, there are 18 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 37 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In 1988, U. S. Steel and two other PRPs (Bethlehem Steel Corporation and William Fiore) agreed to the issuance of an administrative order by the U.S. Environmental Protection Agency (EPA) to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which
U. S. Steel paid $3.4 million. The EPA indicated that further remediation of this site would be required. In October 1991, the Pennsylvania Department of Environmental Resources (PADER) placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation, which was issued in 1997. After a feasibility study by the Pennsylvania Department of Environmental Protection (PADEP) and submission of a conceptual remediation plan in 2001 by
U. S. Steel, U. S. Steel submitted a revised remedial action plan on May 31, 2002. U. S. Steel and the PADEP signed a Consent Order and Agreement on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. On March 18, 2003, the PADEP notified U. S. Steel that the public comment period was concluded and the Consent Order and Agreement is final.

     On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a five mile section of the Grand Calumet River that runs through and beyond Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with the EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of March 15, 2003, project costs have amounted to $34.4 million with another $8.8 million presently projected to complete the project, over the next seven months. Construction began in January 2002 on a Corrective Action Management Unit (CAMU) to contain the dredged material on company property and construction was completed in February 2003. The water treatment plant, specific to this project, was completed in November 2002, and placed into operation in March 2003. Phase 1 removal of PCB-contaminated sediment was completed in December 2002. Dredging resumed in February 2003 and will continue until dredging on the river is concluded, which is expected to occur in October 2003. Closure costs for the CAMU are estimated to be an additional $4.9 million.

     On March 11, 2003, Gary Works received a notice of violation from the EPA alleging construction of the two desulfurization facilities without proper installation permitting. Negotiations began April 24, 2003 and the cost of settlement of this matter is currently indeterminable.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     On February 12, 1987, U. S. Steel and the PADER entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and the PADER reached agreement to amend the Consent Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $10.2 million with another $1.4 million presently estimated to complete the project.

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

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Outlook
-------
    Looking ahead, even though U. S. Steel is experiencing a softening of the order book that is expected to have an impact late in the second quarter, shipments for the Flat-rolled segment are expected to improve somewhat from first quarter levels. Second quarter average realized prices are expected to decline slightly primarily due to weakening spot markets. Second quarter natural gas prices, while significantly higher than in last year's second quarter, are expected to decline from the first quarter of 2003. Costs in the second quarter will be negatively impacted by approximately $40 million for scheduled repair outages for U. S. Steel's largest blast furnace, the hot strip mill and other major units at Gary Works. For full-year 2003, Flat-rolled shipments are expected to approximate 10.0 million net tons.

    For the Tubular segment, second quarter shipments are projected to be up moderately from the first quarter, and the average realized price is expected to be slightly lower than in the first quarter. Shipments for full-year 2003 are expected to be approximately 1.0 million net tons. The new quench and temper line at Lorain Tubular will commence start-up in May with full facility availability expected in July.

    USSK second quarter shipments are expected to be about equal to shipments in the first quarter 2003. Shipments for the full year are projected to be approximately 4.4 million net tons. USSK's second quarter average realized price is expected to increase compared to first quarter due to an April 1, 2003, price increase of 20 euros per metric ton for all products. This increase will be partially offset by an unfavorable change in product mix projected for the second quarter. A new continuous annealing line is currently being commissioned and will be fully operational by the end of the second quarter. It is expected to reach full production during the third quarter when a new electrolytic tinning line commences operation.

     On April 21, 2003, U. S. Steel's bid to acquire substantially all of the integrated steel assets of National was approved by the bankruptcy court.
U. S. Steel and National signed an Asset Purchase Agreement, which was also approved by the bankruptcy court on April 21, 2003. Under the terms of the agreement, U. S. Steel will purchase substantially all of National's assets for a contractual purchase price of $1.05 billion, including $850 million in cash and the assumption of certain of National's lease and contractual obligations that the contract values at $200 million. The $200 million in obligations will not be considered part of the purchase consideration for National's assets under accounting rules and will not be recorded on the opening balance sheet because of the nature of these obligations. The agreement provides that net working capital will be at least $450 million on the closing date. U. S. Steel intends to fund the cash component of the acquisition through a combination of existing cash balances, the Receivables Purchase Agreement and the issuance of debt securities. U. S. Steel will not assume any liabilities related to National's pension plans, which have been terminated by the Pension Benefit Guaranty Corporation, nor will it assume National's defined benefit retiree medical and life insurance plans and, consistent with the U. S. Bankruptcy Code, the transaction will exclude all liabilities except as have been agreed to by
U. S. Steel.  While U. S. Steel is not assuming any historical employee benefit

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

liabilities of National, U. S. Steel will be recording certain liabilities in connection with its new labor agreement, discussed later herein, and the portion of such liabilities related to former National employees will be included in the opening balance sheet as part of the accounting purchase price. The transaction is expected to close later in the second quarter and is subject to customary closing conditions.

     Based on a preliminary assessment, U. S. Steel expects annual acquisition synergies of at least $200 million within two years of completing the transaction. These synergies do not include the effect of the elimination of costs related to National's pension and retiree medical and life insurance plans, which have not been assumed by U. S. Steel, the reduction in depreciation as a result of a reduced basis in the assets acquired from National, or savings related to application of the new labor contract to existing U. S. Steel facilities. These synergies are expected to result from a number of actions including increased scheduling and operating efficiencies, the elimination of redundant overhead costs, the reduction of freight costs and the effects of the new labor contract as it relates to active employees at the acquired National facilities.

    The new labor agreement reached by U. S. Steel and the United Steelworkers of America (USWA), which expires in 2008, provides for a workforce restructuring through which U. S. Steel expects to achieve productivity improvements of at least 20 percent at both U. S. Steel and National facilities. U. S. Steel will record liabilities, as part of the purchase price of the National transaction, related to current active National employees primarily for future retiree medical costs, subject to certain eligibility requirements. These liabilities are broadly estimated at $290 million, of which at least $35 million for early retirement incentives and lump sum payments to the Steelworkers Pension Trust is expected to have a cash impact in 2003. The Steelworkers Pension Trust is a multi-employer pension plan to which U. S. Steel will make defined contributions per hour worked for all National union employees who join
U. S. Steel and, in the future, for all new employees represented by the USWA.

     Implementation of the new labor agreement and related actions for
U. S. Steel employees and retirees will result in charges in 2003 broadly estimated to be $440 million, of which approximately $115 million for early retirement incentives is expected to have a cash impact in 2003. The balance mainly relates to the recognition of deferred actuarial losses as a result of an expected 2003 pension plan curtailment triggered by the anticipated early retirements. The agreement also enables U. S. Steel to significantly reduce its employee and retiree healthcare expenses through the introduction of variable cost sharing mechanisms. U. S. Steel also anticipates realigning its non-represented staff in the near-term so as to achieve significant productivity gains, the effects of which are not reflected in the foregoing amounts.

     Included in the new labor agreement are three specific profit-based payments, which will increase the variable component of U. S. Steel's cost. These payments are calculated as percentages of income from operations on a corporate wide basis, after special items: (1) paid as profit sharing to active employees based on 7.5% of profit between $10 and $50 per ton and 10% of profits above $50 per ton; (2) used to offset a portion of future medical insurance premiums to be paid by U. S. Steel retirees based

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

on 5% of profits above $15 per ton; and (3) contributed to a trust administered by the USWA to assist National retirees with healthcare costs of between 6% and 7.5% of profit per ton. U. S. Steel expects to record a balance sheet liability of approximately $100 million upon the closing of the National transaction, which reflects U. S. Steel's estimate of the fair value of future contributions to the trust administered by the USWA.

     U. S. Steel's underfunded benefit obligations for retiree medical and life insurance increased from $1.8 billion at year-end 2001 to $2.6 billion at year-end 2002. Assuming the 6.25% discount rate assumption that was used at year-end 2002, U. S. Steel estimates that its underfunded benefit obligation at year-end 2003 will also be $2.6 billion as the favorable impact of the new labor agreement is offset by the inclusion of active employees at the National facilities and payments in 2003 out of the Voluntary Employee Benefit Association (VEBA) trust U. S. Steel maintains for union retirees. Also, the funded status of the projected pension benefit obligation declined from an overfunded position of $1.2 billion at year-end 2001 to an underfunded position of $0.4 billion at year-end 2002. With the expected workforce reduction and certain retirement rate assumption changes, the plan, after the merger discussed below, is expected to have a year-end 2003 underfunded position of approximately $0.9 billion. Assuming the 6.25% discount rate assumption that was used at year-end 2002, pension and retiree medical and life insurance costs are expected to increase to approximately $145 million and $190 million, respectively, in 2003, assuming the workforce reduction occurs mid-year. This pension amount does not include expenses for defined contribution payments to the Steelworkers Pension Trust for National union employees who join U. S. Steel. In addition to the changes in net periodic benefit expense, one-time charges of approximately $285 million for pensions and $40 million for retiree medical and life insurance, associated with the workforce reduction, are expected in 2003.

     U. S. Steel intends to merge its two major pension plans covering benefits for most domestic U. S. Steel employees and retirees. Due to the plan merger, pension accounting rules may require that U. S. Steel record an additional minimum liability, which would result in a non-cash net charge against equity, currently estimated in a range of $750 million to $800 million. However, because of uncertainties regarding the funded status of these plans at the merger date, it is also possible that no additional minimum liability entries will be recorded and, if this occurs, U. S. Steel will reverse the $748 million net charge against equity that was recorded in the fourth quarter of 2002. These entries will have no impact on income.

    Cash payments for retiree medical and life insurance in 2002 and 2001 totaled $212 million and $183 million, respectively. During 2002 and 2001, substantially all payments on behalf of union retirees were paid from the VEBA trust. U. S. Steel expects that all payments on behalf of union retirees will be paid from the VEBA trust in 2003, but beginning in early 2004, corporate funds will be used for these payments. Corporate funds used for all retiree health and life benefits in 2004 and 2005, excluding multiemployer plan payments, were previously expected to total $195 million and $222 million, respectively. Cash payments are now expected to exceed the above estimates by approximately $45 million for 2004 and $25 million for 2005 following the acquisition of National's assets; the implementation of the Transition Assistance Program for National and U. S. Steel union employees; the

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

implementation of the new labor agreement; and the merger of the union pension plan and the non-union pension plan, which will eliminate the use of pension assets to pay a portion of retiree medical expenses. These payments will reduce cash flow that would otherwise be available for other purposes. Under the same conditions, no required minimum funding of the merged pension plan is expected for the 2003 or 2004 plan years. Thereafter, U. S. Steel currently anticipates annual funding requirements broadly estimated to be approximately $90 million per year. U. S. Steel may also make voluntary contributions in one or more future periods in order to mitigate potentially larger contributions in later years.

    U. S. Steel is negotiating an asset purchase agreement to sell all of the coal and related assets associated with U. S. Steel Mining Company's West Virginia and Alabama mines for approximately $57 million. U. S. Steel anticipates that this sale will result in a pretax loss of approximately
$9 million. The loss reflects approximately $36 million of other obligations related to lease expense prepaid by the buyer, certain fee and inventory purchase commitments and indemnifications provided by U. S. Steel. In addition, U. S. Steel remains secondarily liable for the withdrawal fee in the event the purchaser withdraws from the multiemployer pension plan covering employees of the mining business within five years of the closing date. The withdrawal fee is currently broadly appraised at approximately $80 million. Furthermore, potential material incremental employee liabilities could be required to be recorded should the buyer have a plan to reduce the workforce which would increase the loss on sale. In addition to the loss on the sale of these assets, U. S. Steel will recognize the present value of obligations related to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992. These obligations, which were broadly estimated to be $80 million at March 31, 2003 and would result in an extraordinary loss of approximately $52 million on an after-tax basis, will be recognized when the sale is consummated. U. S. Steel Mining recorded income from operations in 2002 of $42 million, which included $38 million resulting from a federal excise tax refund. U. S. Steel Mining recorded operating losses in each of the four years prior to 2002.

    On April 25, 2003, U. S. Steel sold certain coal seam gas interests in Alabama for net cash proceeds of approximately $34 million, which will be reflected in other income. These interests generated revenues and pretax income of approximately $8 million in 2002. U. S. Steel also has a non-binding letter of intent to sell most of its remaining mineral interests for net proceeds of approximately $75 million.

    In May 2003, U. S. Steel sold its interest in Delta Tubular Processing for cash proceeds of approximately $6 million.

    On October 16, 2002, U. S. Steel announced that it had signed a letter of intent to sell its raw materials and transportation businesses to an entity to be formed by affiliates of Apollo Management, L.P. In connection with the new labor agreement with the USWA, U. S. Steel has agreed not to pursue the sale of these businesses and on April 30, 2003, the letter of intent expired.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

    Legislation enacted in Indiana in April 2003 permits certain steel companies and refinery operations to claim additional depreciation on older facilities for Indiana property tax reporting. As a result of this legislation, U. S. Steel is projected to realize a reduction in Gary Works property tax expenses of approximately $11 million in 2003 compared with 2002.

    On April 22, 2003, U. S. Steel submitted a confidential offer to the Government of Poland for the purchase of Polskie Huty Stali S.A. (PHS), the government-owned steel company. PHS operates four facilities including the two largest integrated steel mills in Poland, which currently have annual raw steel production capability of approximately 9.0 million tons. PHS's steelmaking capability is expected to be reduced as a result of negotiations related to Poland's accession into the European Union (EU). PHS primarily produces blooms, rails, wire and other products, as well as sheet products. PHS has debts of approximately $1.4 billion, much of which is owed to other government entities. A senior Polish official has stated that the Polish government is seeking an investor to (i) restructure PHS debt which is expected to be in an amount between $350 million and $600 million,
(ii) make a capital infusion of approximately $150 million and (iii) honor the commitments made by the Polish Government to the EU concerning PHS, the most significant of which include capability reductions to approximately
8.0 million tons, personnel reductions, and making certain specified capital investments. U. S. Steel broadly estimates the cost of required capital projects required under the EU agreement to be between $300 million and $350 million through 2006. The Polish government has announced that two final bids have been submitted and that it will commence further discussions with one or more bidders in May 2003. U. S. Steel expects such discussions will be substantial but cannot predict whether the Polish government will engage in discussions with U. S. Steel, the timing of such negotiations, and the final terms of any agreement. U. S. Steel does not know whether additional bidders will emerge.

     On March 31, 2003, U. S. Steel Balkan, a wholly owned U. S. Steel subsidiary, agreed to purchase out of bankruptcy Serbian steel producer Sartid a.d. and six of its subsidiaries for a total purchase price of $23 million. This transaction, which is targeted for completion during the third quarter of 2003, is subject to several conditions, including the successful completion of anti-monopoly review by competition authorities in several countries.

     In a related agreement, which will become effective upon the completion of the acquisition, U. S. Steel Balkan committed to future spending of up to $150 million over five years for working capital and the repair, rehabilitation, improvement, modification and upgrade of the facilities. A portion of this spending is subject to certain conditions related to Sartid's commercial operations, cash flow and viability. In addition, U. S. Steel Balkan has agreed to refrain from layoffs for a period of three years. Sartid has approximately 9,000 employees. The agreement requires U. S. Steel Balkan to obtain the consent of the Serbian government prior to a transfer of a controlling interest of Sartid within five years of the closing date. U. S. Steel Balkan will conduct economic development activities over the course of three years and spend no less than $1.5 million on these efforts, and has agreed to support community, charitable and sport activities in a total amount of not less than $5 million during the three-year period following closing of the transaction.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

    The preceding discussion contains forward-looking statements with respect to market conditions, operating costs, shipments and prices, potential asset dispositions, potential acquisitions, the new labor agreement, and the merger of U. S. Steel's two major pension plans. Some factors, among others, that could affect 2003 market conditions, costs, shipments and prices for both domestic operations and USSK include product demand, prices and mix, global and company steel production levels, plant operating performance, the timing and completion of facility projects, natural gas prices and usage, changes in environmental, tax and other laws, the resumption of operation of steel facilities sold under the bankruptcy laws, and U.S. and European economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Additional factors that may affect USSK's results are foreign currency fluctuations and political factors in Europe that include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. Whether any of the acquisitions described above will be implemented and the timing of such implementation will depend upon a number of factors, many of which are beyond the control of U. S. Steel. Among the factors that may impact the occurrence and timing of the acquisition of National's steelmaking and finishing assets are the absence of any injunctions blocking the acquisition and the ratification of the tentative labor agreement reached by U. S. Steel and the USWA. Factors that may affect expected synergies from the National transaction include management's ability to successfully integrate National's operations. Factors that may impact the occurrence and timing of the acquisition of PHS include actions and decisions of the Polish government, anti-monopoly review in several countries and negotiation of definitive documentation. Factors that may impact the occurrence and timing of the acquisition of Sartid and its subsidiaries include the successful completion of anti-monopoly review by competition authorities in several countries. Consummation of the sales of the mining assets and other mineral interests will depend upon a number of factors including regulatory approvals and the ability of the purchasers to arrange financing. The amounts ultimately measured and recorded for the application of the new labor agreement could vary materially from those estimated depending on the census and timing of the curtailment, the assumptions used to measure the liabilities and various other factors. Factors that may affect the amount of net periodic benefit costs and the amount of any additional minimum liability include among others, pension fund investment performance, liability changes and interest rates. Cash funding requirements for pensions and other postretirement benefits depend upon various factors such as future asset performance, the level of interest rates used to measure ERISA minimum funding levels, medical cost inflation, the impacts of business acquisitions or sales, union negotiated changes and future government regulation. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2002, and in subsequent filings for U. S. Steel.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

    Steel imports to the United States accounted for an estimated 22% of the domestic steel market in the first two months of 2003, 26% for the year 2002, and 24% for the year 2001.

    Remedies under Section 201 of the Trade Act of 1974 became effective for imports entering the U.S. on and after March 20, 2002, and are intended to provide relief to the U.S. industry that would remedy the injury caused by increased imports, but there are products and countries not covered and imports of these exempt products or of products from these countries may still have an adverse effect upon U. S. Steel's revenues and income. Through August 2002, in the first round, the U.S. Department of Commerce and the Office of the United States Trade Representative had granted exclusions from the Section 201 remedies for many products. The second round of exclusions granted were announced on March 21, 2003. The Office of the United States Trade Representative has stated that these will be the only exclusions granted in 2003. The exclusions impact a number of products produced by U. S. Steel and have weakened the relief. Additionally, as initially imposed, the remedies decrease each year they are in effect. For flat-rolled products, the tariff decreased from 30% to 24% in March 2003, and will decrease to 18% in March 2004, and the quota for slab imports that can enter the United States without imposition of the Section 201 tariff increases from 5.4 million net tons in the first year to 5.9 million net tons in the second year and 6.4 million net tons in the third year, although the quantity of slabs that can actually enter the country free of tariffs is substantially larger than that amount due to exemptions of various slab products and exemptions of certain countries that ship slabs.

    Various countries challenged President Bush's action with the World Trade Organization (WTO) and have taken other actions responding to the Section 201 remedies. On May 2, 2003, the WTO Settlement Dispute Panel issued its final decision on the challenges filed against the Section 201 action, finding that the Section 201 action was in violation of WTO rules. U. S. Steel expects the United States to file an appeal with the WTO. In addition, as provided by President Bush when he announced the Section 201 action in March 2002, the U.S. International Trade Commission announced on March 5, 2003 that it has initiated a mid-term review of the Section 201 action. The ITC will submit to the President and Congress a report on the condition of the U.S. industry and the progress made by domestic producers to adjust to import competition. The ITC will conduct hearings in July as part of the review. Also, on April 4, 2003, the ITC announced that, at the request of the House Committee on Ways and Means, it was instituting a general fact finding investigation under Section 332 of the Tariff Act of 1930 to examine the impact of the Section 201 tariffs on the domestic steel-consuming industries. The ITC will hold a hearing on its investigation in June 2003. The ITC will provide the results of the mid-term review and the Section 332 investigation in the same report. In
September 2003, the President will decide whether to continue, adjust or terminate the relief. At the same time, the Bush Administration is continuing discussions at the Organization of Economic Cooperation and Development aimed at the reduction of inefficient steel production capacity and the elimination and limitation of certain subsidies to the steel industry throughout the world.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     On December 20, 2001, the European Commission commenced an anti-dumping investigation concerning hot-rolled coils imported into the EU from the Slovak Republic and five other countries. On January 20, 2003, the Commission issued a final disclosure advising of its determinations relative to the dumping and injury margins applicable to those imports. The Commission's findings set the dumping margin applicable to those imports at 25.8% and the injury margin at 18.6%. On March 18, 2003, however, this case was dismissed upon the rejection, by the EU's General Affairs and External Relations Council, of the Commission's proposal to impose definitive anti-dumping duties. The Council's decision is final and, accordingly, no anti-dumping duties will be imposed against hot rolled coils shipped by USSK into the EU.

     Definitive measures were announced on September 27, 2002, in a separate safeguard trade action commenced by the European Commission. In that proceeding, which is similar to the U.S. Section 201 proceedings, quota/tariff measures were announced relative to the import of certain steel products into the EU. USSK is impacted by the quota/tariff measures on four products: non-alloy hot-rolled coils, hot-rolled strip, hot-rolled sheet and cold-rolled flat products. Shipment quotas were set for all four products. The shipment quotas applicable to the first year of the measure were set at 10% above the average shipments during the period 1999-2001. An additional 5% will be added to the shipment quotas applicable to the remainder of the safeguard measure period. The shipment quotas on all products, other than non-alloy hot-rolled coils, are country-specific. The non-alloy hot-rolled coil quota is a global quota. If the shipment quotas are exceeded, tariffs will be imposed. The tariffs applicable to shipments into the EU through March 28, 2003, were set at 17.5% for non-alloy hot-rolled coils and 26% for the other three products. For the period March 29, 2003, through March 28, 2004, these tariffs were reduced to 15.7% and 23.4%, respectively. On March 29, 2004, these tariffs will again be reduced to 14.1% and 21.0%, respectively. The safeguard measures are scheduled to expire on March 28, 2005. These measures will be terminated at such time that Slovakia becomes a member of the EU. Slovakia has been accepted for membership in the EU and entry is expected to occur in May 2004.

     Safeguard proceedings similar to those pursued by the European Commission were subsequently commenced by Poland, Hungary and the Czech Republic. Provisional quota/tariff measures were imposed in Poland and Hungary, which measures were replaced by similar definitive measures on March 8, 2003 (Poland) and March 28, 2003 (Hungary). On April 30, 2003, the Czech Republic's Trade Ministry published its decision dismissing the safeguard proceedings commenced in that country, based upon its conclusion that the conditions for the imposition of such measures were not met. That decision is final and cannot be appealed. The impact on USSK of these trade actions in the EU and Central Europe cannot be predicted at this time. However, in light of market opportunities elsewhere; the recent dismissals of the EU hot-rolled coil anti-dumping case and the Czech Republic's safeguard proceedings; and USSK's experience operating under the safeguard measures in place in the EU, Poland and Hungary, it appears unlikely that these matters will have a material adverse effect on USSK's operating profit in 2003.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Accounting Standards
--------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. U. S. Steel adopted this Statement effective January 1, 2003. See Note 4 of Selected Notes to Financial Statements.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosure to be made by a guarantor about obligations under certain guarantees that it has issued. It also clarifies that at the inception of a guarantee, the company must recognize liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were adopted for the 2002 annual financial statements. U. S. Steel will apply the remaining provisions of the Interpretation prospectively as required.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123. SFAS
No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the annual disclosure provisions of SFAS No. 148 for the annual financial statements and adopted the interim provisions effective with the first quarter of 2003. The Company is not changing to the fair value based method of accounting for stock-based employee compensation; therefore, the transition provisions are not applicable. See Note 3 of Selected Notes to Financial Statements for required disclosure.

      FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack the characteristics of a controlling financial interest. This statement was adopted in the first quarter of 2003 with no initial impact to U. S. Steel.

                         UNITED STATES STEEL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      -------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analyses of the incremental effects on pretax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of March 31, 2003, are provided in the following table(a):

                                            Incremental Decrease in
                                           Income Before Income Taxes
                                            Assuming a Hypothetical
                                               Price Decrease of:

(Dollars in millions)                             10%     25%
--------------------------------------------------------------------------------
Commodity-Based Derivative Instruments

    Zinc                                          2.1     5.1

    Tin                                           0.4     1.1

      (a) With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effects on pretax income of hypothetical 10% and 25% decreases in closing commodity prices for each open contract position at March 31, 2003. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to March 31, 2003, may cause future pretax income effects to differ from those presented in the table.

                         UNITED STATES STEEL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      -------------------------------------

Interest Rate Risk
------------------
     U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in March 31, 2003, interest rates on the fair value of the U. S. Steel's non-derivative financial instruments is provided in the following table:

(Dollars in millions)
--------------------------------------------------------------------------------
As of March 31, 2003
                                                            Incremental
                                                            Increase in
Non-Derivative                                        Fair    Fair
Financial Instruments(a)                             Value   Value(b)
--------------------------------------------------------------------------------
Financial assets:
 Investments and
   long-term receivables                              $41        $-
--------------------------------------------------------------------------------
Financial liabilities:
 Long-term debt (c)(d)                             $1,178       $71
--------------------------------------------------------------------------------
(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at March 31, 2003, on the fair value of U. S. Steel's non-derivative financial instruments.
    For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of U. S. Steel's long-term debt at March 31, 2003.
(c) Includes amounts due within one year.
(d) Fair value was based on market prices or estimated borrowing rates for financings with similar maturities.

     At March 31, 2003, U. S. Steel's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $71 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However,
U. S. Steel's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel's results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

                         UNITED STATES STEEL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      ------------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
     U. S. Steel, primarily through USSK, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro and Slovak koruna. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At March 31, 2003, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately
$12.9 million) and Slovak koruna (total notional value of approximately
$30.6 million). A 10% increase in the March 31, 2003 euro forward rates would result in an additional $4.4 million charge to income.

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

                         UNITED STATES STEEL CORPORATION
                             CONTROLS AND PROCEDURES
                      ------------------------------------

Disclosure Controls and Procedures
-----------------------------------
     Within 90 days before filing this report, U. S. Steel evaluated the effectiveness of the design and operation of its disclosure controls and procedures. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is:(1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

Internal Controls
-----------------
     Since the date of the evaluation described above, there have not been any significant changes in U. S. Steel's internal accounting controls or in other factors that could significantly affect those controls.

                         UNITED STATES STEEL CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                    ----------------------------------------
                                                      First Quarter
                                                      Ended March 31
(Dollars in millions)                                  2003    2002
----------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
Flat-rolled Products                                    $(40)    $(74)
Tubular Products                                          (5)       3
U. S. Steel Kosice                                        64       (1)
Straightline                                             (15)      (8)
Real Estate                                               13       10
Other Businesses                                         (36)     (11)
                                                       -----    -----
Income (Loss) from Operations before special items       (19)     (81)
 Special Items:
  Litigation items                                       (25)       9
  Costs related to Fairless shutdown                       -       (1)
  Insurance recoveries related to USS-POSCO fire           -       12
                                                       -----    -----
   Total Income (Loss) from Operations                  $(44)    $(61)

CAPITAL EXPENDITURES
 Flat-rolled Products                                    $11      $11
 Tubular Products                                         22        5
 U. S. Steel Kosice                                       20       17
 Straightline                                              1        3
 Real Estate                                               -        -
 Other Businesses                                          9       20
                                                       -----    -----
   Total                                                 $63      $56

OPERATING STATISTICS
 Average realized price: ($/net ton)(a)
   Flat-rolled Products                                 $421     $377
   Tubular Products                                      638      640
   U. S. Steel Kosice                                    341      245
 Steel Shipments:(a)(b)
   Flat-rolled Products                                2,436    2,330
   Tubular Products                                      206      188
   U. S. Steel Kosice                                  1,190      756
 Raw Steel-Production:(b)
   Domestic Facilities                                 2,895    2,906
   U. S. Steel Kosice                                  1,200      917
 Raw Steel-Capability Utilization:(c)
   Domestic Facilities                                 91.7%    92.1%
   U. S. Steel Kosice                                  97.3%    74.4%
 Domestic iron ore shipments(b)(d)                     1,817    2,289
 Domestic coke shipments(b)(d)                         1,309    1,164
-----------
      (a)  Excludes intersegment transfers.
      (b)  Thousands of net tons.
      (c) Based on annual raw steel production capability of 12.8 million net tons for domestic facilities and 5.0 million net tons for U. S. Steel Kosice.
      (d)  Includes intersegment transfers.

Part II - Other Information:
----------------------------

Item 1. LEGAL PROCEEDINGS

Environmental Proceedings
-------------------------
     In 1988, U. S. Steel and two other PRPs (Bethlehem Steel Corporation and William Fiore) agreed to the issuance of an administrative order by the U.S. Environmental Protection Agency (EPA) to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which
U. S. Steel paid $3.4 million. The EPA indicated that further remediation of this site would be required. In October 1991, the Pennsylvania Department of Environmental Resources (PADER) placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation, which was issued in 1997. After a feasibility study by the Pennsylvania Department of Environmental Protection (PADEP) and submission of a conceptual remediation plan in 2001 by
U. S. Steel, U. S. Steel submitted a revised remedial action plan on May 31, 2002. U. S. Steel and the PADEP signed a Consent Order and Agreement on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. On March 18, 2003, the PADEP notified U. S. Steel that the public comment period was concluded and the Consent Order and Agreement is final.

     On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a five mile section of the Grand Calumet River that runs through and beyond Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with the EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of March 15, 2003, project costs have amounted to $34.4 million with another $8.8 million presently projected to complete the project, over the next seven months. Construction began in January 2002 on a Corrective Action Management Unit (CAMU) to contain the dredged material on company property and construction was completed in February 2003. The water treatment plant, specific to this project, was completed in November 2002, and placed into operation in March 2003. Phase 1 removal of PCB-contaminated sediment was completed in December 2002. Dredging resumed in February 2003 and will continue until dredging on the river is concluded, which is expected to occur in October 2003. Closure costs for the CAMU are estimated to be an additional $4.9 million.

     On March 11, 2003, Gary Works received a notice of violation from the EPA alleging construction of the two desulfurization facilities without proper installation permitting. Negotiations began April 24, 2003 and the cost of settlement of this matter is currently indeterminable.

----------------------------------------

     On February 12, 1987, U. S. Steel and the PADER entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and the PADER reached agreement to amend the Consent Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $10.2 million with another $1.4 million presently estimated to complete the project.

Asbestos Litigation
-------------------
     U. S. Steel is a defendant in a large number of cases in which approximately 14,000 claimants actively allege injury resulting from exposure to asbestos. Almost all these cases involve multiple plaintiffs and multiple defendants. These claims fall into three major groups: (1) claims made under certain federal and general maritime laws by employees of the Great Lakes Fleet or Intercoastal Fleet, former operations of U. S. Steel; (2) claims made by persons who performed work at U. S. Steel facilities (referred to as "premises claims"); and (3) claims made by industrial workers allegedly exposed to an electrical cable product formerly manufactured by U. S. Steel. While
U. S. Steel has excess casualty insurance, these policies have multi-million dollar self insured retentions and, to date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims.

     These cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos contained in a U. S. Steel electric cable product or to asbestos on U. S. Steel's premises; approximately 200 plaintiffs allege they are suffering from mesothelioma. In many cases, the plaintiffs cannot demonstrate that they have suffered any compensable loss as a result of such exposure or that any injuries they have incurred did in fact result from such exposure. Virtually all asbestos cases seek money damages from multiple defendants. U. S. Steel is unable to provide meaningful disclosure about the total amount of such damages alleged in these cases for the following reasons:
(1) many cases do not claim a specific demand for damages, or contain a demand that is stated only as being in excess of the minimum jurisdictional limit of the relevant court; (2) even where there are specific demands for damages, there is no meaningful way to determine what amount of the damages would or could be assessed against any particular defendant; (3) plaintiffs' lawyers often allege the same amount of damages irrespective of the specific harm that has been alleged, even though the ultimate outcome of any claim may depend upon the actual disease, if any, that the plaintiff is able to prove and the actual exposure, if any, to the U. S. Steel product or the duration of exposure, if any, on U. S. Steel's premises. U. S. Steel believes the amount of any damages alleged in the complaints initially filed in these cases is not relevant in assessing our potential liability.

     U. S. Steel aggressively pursues grounds for the dismissal of U. S. Steel from pending cases and makes efforts to settle appropriate cases for reasonable, and frequently nominal, amounts. For example, in 2000, U. S. Steel settled 22 claims for an aggregate total payment of approximately $80,000; in 2001, it settled approximately 11,000 claims for an aggregate total payment of approximately $190,000; and, in 2002, it settled approximately 1,100 claims for an aggregate total payment of approximately $700,000. In those three years, 3,860, 1,679 and 842, respectively, new claims were filed.

----------------------------------------

     U. S. Steel also litigates cases to verdict where it believes that litigation is appropriate. Until March 2003, U. S. Steel was successful in all asbestos cases that it tried to final judgment. On March 28, 2003, a jury in Madison County, Illinois returned a verdict against U. S. Steel for $50 million in compensatory damages and $200 million in punitive damages. The plaintiff, an Indiana resident, alleged he was exposed to asbestos while working as a
U. S. Steel employee at Gary Works in Gary, Indiana from 1950 to 1981 and that he suffers from mesothelioma as a result. U. S. Steel believes the plaintiff's exclusive remedy was provided by the Indiana workers' compensation law and that this issue and other errors at trial would have enabled U. S. Steel to succeed on appeal. However, in order to avoid the delay and uncertainties of further litigation and having to post an appeal bond equal to the amount of the verdict and to allow U. S. Steel to actively pursue its current acquisition activities and other strategic initiatives, U. S. Steel settled this case. See Note 15 of Selected Notes to Financial Statements.

     Management views the Madison County verdict as aberrational and continues to believe that it is unlikely that the resolution of the pending asbestos actions against U. S. Steel would have a material adverse effect on
U. S. Steel's financial condition. Among the factors considered in reaching this conclusion were: (1) that U. S. Steel had been subject to a total of approximately 34,000 asbestos claims over the last 12 years that had been administratively dismissed or were inactive due to the failure of the claimants to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims had remained steady; (3) that it had been many years since U. S. Steel employed maritime workers or manufactured electrical cable; and (4) U. S. Steel's history of trial outcomes, settlements and dismissals, including such matters since the March 28 jury decision. Management concluded the recent verdict in Madison County, Illinois was an aberration and that the likelihood of similar results is remote, although not impossible.

     This statement of belief is a forward-looking statement. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in this forward-looking statement. U. S. Steel does not know whether the jury verdict described above will have any impact upon the number of claims filed against U. S. Steel in the future or on the amount of future settlements.

----------------------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

       12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

       12.2 Computation of Ratio of Earnings to Fixed Charges

       99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)  REPORTS ON FORM 8-K

         Form 8-K dated January 9, 2003, reporting under Item 5. Other Events, the filing of the January 9, 2003 press release titled "U. S. Steel to Acquire National Steel Assets."

         Form 8-K dated January 28, 2003, reporting under Item 5. Other Events, the filing of the January 28, 2003 U. S. Steel Earnings Release.

         Form 8-K dated February 3, 2003, reporting under Item 5. Other Events, the filing of the February 3, 2003 press release titled "U. S. Steel Announces $200 Million Mandatory Convertible Preferred Share Offering."

         Form 8-K dated February 4, 2003, reporting under Item 5. Other Events, the filing of the underwriting agreement that U. S. Steel executed and delivered on February 4, 2003, with J.P. Morgan Securities Inc. as the bookrunning manager, and the filing of the press release titled "U. S. Steel Prices $250 Million Mandatory Convertible Preferred Shares."

             Form 8-K dated February 10, 2003, reporting under Item 5. Other Events, the filing of the February 10, 2003 press release titled "U. S. Steel and USWA Begin Negotiations for National Steel and
       U. S. Steel Represented Facilities."

             Form  8-K  dated  March 31, 2003, reporting  under  Item  5.  Other
       Events,   the  filing  of  the  March  31,  2003  press  release   titled
       "U. S. Steel Settles Illinois Case."

             Form 8-K dated March 31, 2003, reporting under Item 5. Other Events, the filing of the March 31, 2003 press release titled "U. S. Steel Receives Antitrust Clearance for Proposed National Steel Acquisition."

         Form 8-K dated April 1, 2003, reporting under Item 5. Other Events, the filing of the Form of Purchase and Sale Agreement of a Legal Entity between Sartid a.d. in bankruptcy and U. S. Steel Balkan d.o.o., and the filing of the April 1, 2003 press release titled "U. S. Steel to Acquire Serbian Steel Company."

----------------------------------------

     * Form 8-K dated April 9, 2003, reporting under Item 9. Regulation FD Disclosure, that U. S. Steel is furnishing information for the April 9, 2003 press release titled "U. S. Steel and USWA Reach Progressive New Labor Agreement for U. S. Steel and National Steel Represented Facilities."

             Form  8-K  dated  April 11, 2003, reporting  under  Item  5.  Other
       Events,   the  filing  of  the  April  11,  2003  press  release   titled
       "U. S. Steel Confirms Bid for National Steel Assets."

         Form 8-K dated April 21, 2003, reporting under Item 5. Other Events, the filing of the Asset Purchase Agreement dated as of April 21, 2003 by and among United States Steel Corporation and National Steel Corporation and certain subsidiaries of National Steel Corporation, and the filing of the April 21, 2003 press release titled "U. S. Steel Receives Bankruptcy Court Approval for Purchase of National Steel Assets."

         Form 8-K dated April 29, 2003, reporting under Item 5. Other Events, the filing of the April 29, 2003 U. S. Steel Earnings Release.

     * Form 8-K dated May 6, 2003, reporting under Item 9. Regulation FD Disclosure, that U. S. Steel is furnishing information for the May 6, 2003 press release titled "U. S. Steel Announces Offering of Senior Notes."

      Form 8-K dated May 6, 2003, reporting under Item 5. Other Events, that
       U. S. Steel was informed of downgrades to its senior unsecured debt ratings by Fitch Ratings, Moody's Investors Service and
       Standard & Poor's Ratings Services.
      ------------------------------------------------------------------------
       * Reports submitted to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K, the reports submitted under Item 9 are not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liabilities of that section. U. S. Steel is not incorporating, and does not intend to incorporate, by reference these reports into a filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

      UNITED STATES STEEL CORPORATION


      By /s/ Larry G. Schultz
         --------------------
        Larry G. Schultz
        Vice President and Controller

May 12, 2003

----------------------------------------
CERTIFICATIONS

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

----------------------------------------

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  May 12, 2003            /s/ Thomas J. Usher
                          -------------------
                         Thomas J. Usher
                         Chairman of the Board of Directors
                         and Chief Executive Officer


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


  May 12, 2003             /s/ Gretchen R. Haggerty
                           ------------------------
                              Gretchen R. Haggerty
                            Executive Vice President, Treasurer
                            and Chief Financial Officer

WEB SITE POSTING

     This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.