Form 10-Q
period 2003-06-30
UNITED STATES STEEL CORP
filed 2003-08-13
CIK 1163302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2003
                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ------------ to ------------


                         UNITED STATES STEEL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                       1-16811                       25-1897152
--------------                  -----------                 ------------------
(State or other                 (Commission                 (IRS Employer
jurisdiction of                 File Number)                Identification No.)
incorporation)


600 Grant Street, Pittsburgh, PA                               15219-2800
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)


                                 (412) 433-1121
                         ------------------------------
                         (Registrant's telephone number,
                              including area code)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Common stock outstanding at July 31, 2003 - 103,278,239 shares

                         UNITED STATES STEEL CORPORATION
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2003
                        --------------------------------

                                                                INDEX                                          Page
                                                               -----                                           ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Statement of Operations (Unaudited).........................................................  3

                  Balance Sheet (Unaudited)...................................................................  5

                  Statement of Cash Flows (Unaudited).........................................................  6

                  Selected Notes to Financial Statements (Unaudited)..........................................  7

                  Ratio of Earnings to Combined Fixed Charges
                    and Preferred Stock Dividends and Ratio of
                    Earnings to Fixed Charges................................................................. 29

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations................................................................................ 30

         Item 3.  Quantitative and Qualitative Disclosures about
                    Market Risk............................................................................... 61

         Item 4.  Controls and Procedures..................................................................... 64

                  Supplemental Statistics..................................................................... 65


PART II - OTHER INFORMATION


         Item 1.  Legal Proceedings........................................................................... 66

         Item 4.  Submission of Matters to a Vote of Security Holders......................................... 69

         Item 6.  Exhibits and Reports on Form 8-K............................................................ 70

         SIGNATURE ........................................................................................... 72

         WEB SITE POSTING .................................................................................... 72

Part I - Financial Information:

                         UNITED STATES STEEL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                                    Second Quarter                      Six Months
                                                                         Ended                             Ended
                                                                        June 30                            June 30
(Dollars in millions, except per share amounts)                  2003             2002              2003              2002
--------------------------------------------------------------------------------------------------------------------------------

REVENUES AND OTHER INCOME:
 Revenues ...........................................          $ 2,096           $ 1,541          $ 3,757           $ 2,750
 Revenues from related parties ......................              215               220              452               442
 Income (loss) from investees .......................               (9)                7               (8)                9
 Net gains on disposal of assets ....................               21                 4               23                 5
 Other income .......................................               39                35               45                35
                                                               -------           -------          -------           -------
    Total revenues and other income .................            2,362             1,807            4,269             3,241
                                                               -------           -------          -------           -------
COSTS AND EXPENSES:
 Cost of revenues (excludes items shown below) ......            2,091             1,571            3,823             2,907
 Selling, general and administrative expenses .......              142               100              271               171
 Depreciation, depletion and amortization ...........               87                89              177               177
                                                               -------           -------          -------           -------
    Total costs and expenses ........................            2,320             1,760            4,271             3,255
                                                               -------           -------          -------           -------
INCOME (LOSS) FROM OPERATIONS .......................               42                47               (2)              (14)
Net interest and other financial costs ..............               42                19               80                53
                                                               -------           -------          -------           -------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
 LOSS AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE ............................                -                28              (82)              (67)
Provision (benefit) for income taxes ................               (3)                1              (52)              (11)
                                                               -------           -------          -------           -------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                3                27              (30)              (56)
Extraordinary loss, net of tax ......................              (52)                -              (52)                -
Cumulative effect of change in accounting principle,
 net of tax .........................................                -                 -               (5)                -
                                                               -------           -------          -------           -------
NET INCOME (LOSS) ...................................              (49)               27              (87)              (56)
Dividends on preferred stock ........................               (5)                -               (7)                -
                                                               -------           -------          -------           -------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK ........          $   (54)          $    27          $   (94)          $   (56)
                                                               =======           =======          =======           =======



Selected notes to financial statements appear on pages 7-28.

                         UNITED STATES STEEL CORPORATION
                 STATEMENT OF OPERATIONS (Continued) (Unaudited)
                                COMMON STOCK DATA
                ------------------------------------------------

                                                                           Second Quarter                      Six Months
                                                                               Ended                             Ended
                                                                              June 30                           June 30
(Dollars in millions, except per share amounts)                        2003              2002            2003              2002
----------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK DATA:
 Per share - basic and diluted:
  Income (loss) before extraordinary loss and
   cumulative effect of change in accounting principle .......     $      (.01)      $       .28     $      (.36)      $      (.60)
  Extraordinary loss, net of tax .............................            (.50)                -            (.50)                -
  Cumulative effect of change in accounting
   principle, net of tax .....................................               -                 -            (.05)                -
                                                                   -----------       -----------     -----------       -----------
  Net income (loss) ..........................................     $      (.51)      $       .28     $      (.91)      $      (.60)
                                                                   ===========       ===========     ===========       ===========
 Weighted average shares, in thousands
  - Basic ....................................................         103,228            95,670         102,981            92,636
  - Diluted ..................................................         103,228            95,675         102,981            92,636

 Dividends paid per share ....................................     $       .05       $       .05     $       .10       $       .10

PROFORMA AMOUNTS ASSUMING CHANGE IN ACCOUNTING
 PRINCIPLE WAS APPLIED RETROACTIVELY:
 Income (loss) before extraordinary loss and
  cumulative effect of change in
  accounting principle adjusted ..............................     $         3       $        26     $       (30)      $       (58)
  Per share adjusted - basic and diluted .....................            (.01)              .28            (.36)             (.62)
Net income (loss) adjusted ...................................             (49)               26             (82)              (58)
  Per share adjusted - basic and diluted .....................            (.51)              .28            (.86)             (.62)






















Selected notes to financial statements appear on pages 7-28.

                         UNITED STATES STEEL CORPORATION
                            BALANCE SHEET (Unaudited)
                         -------------------------------

                                                                                                    June 30 December 31
(Dollars in millions)                                                                              2003             2002
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents........................................................              $   145           $   243
  Receivables, less allowance of $117 and $57......................................                1,233               805
  Receivables from related parties.................................................                  118               129
  Inventories......................................................................                1,468             1,030
  Deferred income tax benefits.....................................................                  248               217
  Other current assets.............................................................                   38                16
                                                                                                  ------            ------
    Total current assets...........................................................                3,250             2,440
Investments and long-term receivables,
  less allowance of $2 and $2......................................................                  311               341
Long-term receivables from related parties.........................................                    6                 6
Property, plant and equipment, less accumulated
  depreciation, depletion and amortization of
  $6,962 and $7,095................................................................                3,497             2,978
Pension asset......................................................................                1,628             1,654
Intangible pension asset...........................................................                  414               414
Other intangible assets, net.......................................................                   48                 -
Other noncurrent assets............................................................                  179               144
                                                                                                  ------            ------
    Total assets...................................................................              $ 9,333           $ 7,977
                                                                                                  ======            ======
LIABILITIES
Current liabilities:
  Accounts payable.................................................................              $   934           $   677
  Accounts payable to related parties..............................................                  105                90
  Payroll and benefits payable.....................................................                  342               254
  Accrued taxes....................................................................                  349               281
  Accrued interest.................................................................                   39                44
  Long-term debt due within one year...............................................                   37                26
                                                                                                  ------            ------
    Total current liabilities......................................................                1,806             1,372
Long-term debt, less unamortized discount..........................................                1,846             1,408
Deferred income taxes..............................................................                  169               223
Employee benefits..................................................................                2,975             2,601
Deferred credits and other liabilities.............................................                  362               346
                                                                                                  ------            ------
    Total liabilities..............................................................                7,158             5,950
                                                                                                  ------            ------
Contingencies and commitments (See Note 19)........................................                    -                 -

STOCKHOLDERS' EQUITY
Preferred stock -
 7% Series B Mandatory Convertible
  Preferred issued - 5,000,000 shares
  and -0- shares (no par value, liquidation
  preference $50 per share)........................................................                  242                 -
Common stock issued - 103,296,600 shares and
  102,485,246 shares...............................................................                  103               102
Additional paid-in capital.........................................................                2,695             2,689
Retained earnings (deficit)........................................................                  (62)               42
Accumulated other comprehensive loss...............................................                 (802)             (803)
Deferred compensation..............................................................                   (1)               (3)
                                                                                                  ------            ------
    Total stockholders' equity.....................................................                2,175             2,027
                                                                                                  ------            ------
    Total liabilities and stockholders' equity.....................................              $ 9,333           $ 7,977
                                                                                                  ======            ======

Selected notes to financial statements appear on pages 7-28.

                         UNITED STATES STEEL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                                                                Six Months Ended
                                                                                                     June 30
(Dollars in millions)                                                                          2003           2002
---------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net loss...............................................................................    $   (87)         $  (56)
Adjustments to reconcile to net cash provided from (used in)
 operating activities:
  Extraordinary loss, net of tax.......................................................         52               -
  Cumulative effect of change in accounting principle, net of tax......................          5               -
  Depreciation, depletion and amortization.............................................        177             177
  Pensions and other postretirement benefits...........................................         98             (21)
  Deferred income taxes................................................................        (53)             (2)
  Net gains on disposal of assets......................................................        (23)             (5)
  Income from sale of coal seam gas interests..........................................        (34)              -
  (Income) loss from equity investees, net of distributions............................        (22)              4
  Changes in:
  Current receivables
    - sold.............................................................................        175             255
    - repurchased......................................................................       (175)           (255)
    - operating turnover...............................................................       (129)           (292)
    Inventories........................................................................         43             (49)
    Current accounts payable and accrued expenses......................................        162             186
All other - net........................................................................        (21)            (49)
                                                                                           -------        --------
  Net cash provided from (used in) operating activities................................        168            (107)
                                                                                           -------        --------
INVESTING ACTIVITIES:
Capital expenditures...................................................................       (132)           (104)
Disposal of assets.....................................................................         71               8
Sale of coal seam gas interests........................................................         34               -
Acquisition of National Steel Corporation assets.......................................       (872)              -
Restricted cash - withdrawals..........................................................         41               2
                - deposits   ..........................................................        (66)            (53)
Investees  - investments                                                                        (4)             (5)
           - loans and advances                                                                  -              (3)
           - repayments of loans and advances..........................................          -               7
                                                                                           -------        --------
  Net cash used in investing activities................................................       (928)           (148)
                                                                                           -------        --------
FINANCING ACTIVITIES:
Issuance of long-term debt, net of deferred financing costs............................        428               -
Repayment of long-term debt............................................................         (2)            (30)
Revolving credit arrangements - net....................................................          -              10
Settlement with Marathon Oil Corporation...............................................          -             (54)
Preferred stock issued.................................................................        242               -
Common stock issued....................................................................         11             218
Dividends paid.........................................................................        (16)             (9)
                                                                                           -------        --------
  Net cash provided from financing activities..........................................        663             135
                                                                                           -------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................................................         (1)              1
                                                                                           -------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................................        (98)           (119)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................................        243             147
                                                                                           -------        --------
CASH AND EQUIVALENTS AT END OF PERIOD..................................................    $   145        $     28
                                                                                           =======        ========
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized).................................................................    $   (69)       $    (64)
  Income taxes paid to tax authorities.................................................         (3)             (3)

Selected notes to financial statements appear on pages 7-28.

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

2. United States Steel Corporation (U. S. Steel) is engaged domestically in the production, sale and transportation of steel mill products, coke and taconite pellets (iron ore); steel mill products distribution; the management of mineral resources; the management and development of real estate; and engineering and consulting services and, through U. S. Steel Kosice (USSK) in the Slovak Republic, in the production and sale of steel mill products and coke primarily for the central and western European markets. As reported in Note 4, until June 30, 2003, U. S. Steel was also engaged in the production and sale of coal.

3. On May 20, 2003, U. S. Steel acquired substantially all of the integrated steelmaking assets of National Steel Corporation (National). The facilities of National that were acquired included two integrated steel plants, Granite City in Granite City, Illinois and Great Lakes, in Ecorse and River Rouge, Michigan; the Midwest finishing facility in Portage, Indiana; ProCoil, a steel-processing facility in Canton, Michigan; a 50% equity interest in Double G Coatings, L.P. near Jackson, Mississippi; a taconite pellet operation near Keewatin, Minnesota; and the Delray Connecting Railroad. The acquisition of National's assets has made U. S. Steel the largest steel producer in North America and has strengthened U. S. Steel's overall position in providing value-added products to the automotive, container and construction markets. Results of operations for the second quarter and six months ended June 30, 2003, include the operations of National from May 20, 2003.

        The aggregate purchase price for National's assets was $1,357 million, consisting of $817 million in cash and the assumption or recognition of $540 million in liabilities. The $817 million in cash reflects $844 million paid to National at closing and transaction costs of $28 million, less an estimated working capital adjustment in accordance with the terms of the Asset Purchase Agreement of $55 million. The $55 working capital adjustment has been calculated and submitted to National and U. S. Steel has recorded a receivable for this amount. If this amount is contested, the matter is to be resolved within 75 days of the submission of the calculation to National. In addition to certain direct obligations of National assumed by U. S. Steel, obligations recognized on the opening balance sheet include amounts for employee related liabilities that resulted from the new labor agreement with the United Steelworkers of America (USWA) as it pertains to the employees hired from National. The new labor agreement and these liabilities are discussed in more detail below.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

3.      (Continued)

        In connection with the acquisition of National's assets, U. S. Steel reached a new labor agreement with the USWA, which covers employees at the U. S. Steel facilities and the acquired National facilities. The agreement was ratified by the USWA membership in May 2003, expires in 2008 and provides for a workforce restructuring through a Transition Assistance Program (TAP). U. S. Steel assumed a 20% participation level in the TAP in calculating the estimated fair value of the obligations recorded for benefits granted under the labor agreement to former active National employees represented by the USWA and hired by U. S. Steel. The liabilities included $214 million for future retiree medical costs, subject to certain eligibility requirements, $59 million related to future payments for employees who participate in the TAP, and $24 million for accrued vacation benefits. U. S. Steel also recognized a $12 million liability related to two cash contributions to be made to the Steelworkers Pension Trust in 2003 and 2004 based on the number of National's represented employees as of the date of the acquisition of National's assets, less the number of these employees estimated to participate in the TAP. The Steelworkers Pension Trust is a multiemployer pension plan to which U. S. Steel will make defined contributions for all former National represented employees who join
        U. S. Steel and, in the future, for all new U. S. Steel employees represented by the USWA.

        The following is a summary of the preliminary allocation of the purchase price to the assets acquired and liabilities assumed or recognized based on their estimated fair market values. Independent appraisers have provided fair values for inventory, property, plant and equipment, intangible assets and other noncurrent assets. The appraisal is preliminary at this time and U. S. Steel is in the process of reviewing the appraisal report. Based on the preliminary appraisal, the fair value of the net assets acquired from National was in excess of the purchase price, resulting in negative goodwill. In accordance with SFAS 141 "Business Combinations," the negative goodwill was allocated as a pro rata reduction to the amounts that would have otherwise been assigned to the acquired noncurrent assets, primarily property, plant and equipment and intangible assets, based on their relative fair values.

                                                                 Allocated
                                                              Purchase Price
                                                            --------------------
                                                               (In millions)
        Acquired assets:
             Accounts receivable ............................     $  225
             Inventory ......................................        499
             Other current assets ...........................         22
             Property, plant & equipment ....................        559
             Intangible assets ..............................         49
             Other noncurrent assets ........................          3
                                                                  ------
                Total assets ................................      1,357
                                                                  ------
        Acquired liabilities:
             Accounts payable ...............................        159
             Payroll and benefits payable ...................         71
             Other current liabilities ......................         31
             Employee benefits ..............................        243
             Other noncurrent liabilities ...................         36
                                                                  ------
                Total liabilities ...........................        540
                                                                  ------
        Purchase price-cash .................................     $  817
                                                                  ======

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

3.      (Continued)

        The above allocation of the purchase price has been prepared on a preliminary basis. Changes are expected to be made as additional information becomes available, including the resolution of the working capital adjustment and any preacquisition contingencies; and completion of the TAP, environmental assessments and asset appraisal.

        The $49 million of intangible assets is primarily comprised of proprietary software with a weighted average useful life of approximately 6 years. U. S. Steel recognized $1 million of amortization expense in the second quarter of 2003 related to these intangible assets.

        The following unaudited pro forma data for U. S. Steel includes the results of operations of the National acquisition as if it had been consummated at the beginning of the periods presented, including the effects of the new labor agreement as it pertains to the former National facilities and the financings incurred to fund the acquisition. In addition, the unaudited pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                                                                                Second Quarter             Six Months
                                                                                     Ended                    Ended
                                                                                    June 30                  June 30
        (In millions, except per share data)                                   2003         2002        2003         2002
        -----------------------------------------------------------------------------------------------------------------
        Revenues and other income .....................................     $ 2,703      $ 2,455     $ 5,272      $ 4,491
        Income (loss) before extraordinary loss and cumulative effect cumulative effect of change
          in accounting principle .....................................          11           27         (34)         (89)
             Per share - basic and diluted ............................         .06          .24        (.42)       (1.06)
        Net income (loss) .............................................         (41)          27         (93)         (89)
             Per share - basic and diluted ............................        (.44)         .24        (.99)       (1.06)

4. On June 30, 2003, U. S. Steel completed the sale of the coal mines and related assets of U. S. Steel Mining Company, LLC (Mining Sale) to PinnOak Resources, LLC (PinnOak), which is not affiliated with U. S. Steel. PinnOak acquired the Pinnacle No. 50 mine complex located near Pineville, West Virginia and the Oak Grove mine complex located near Birmingham, Alabama. In conjunction with the sale, U. S. Steel and PinnOak entered into a long-term coal supply agreement, which runs through December 31, 2006.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

4.      (Continued)

        The gross proceeds from the sale are estimated to be $57 million, of which $50 million was received at closing and an estimated $7 million that relates to an adjustment to the purchase price based on inventory levels at June 30, 2003, will be received in the fourth quarter. U. S. Steel recognized a pretax gain of $13 million on the sale in the second quarter of 2003. In addition, EITF 92-13, "Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992" requires that enterprises that no longer have operations in the coal industry must account for their entire obligation related to the multiemployer health care benefit plans created by the Act as a loss in accordance with SFAS No. 5, "Accounting for Contingencies." Accordingly,
        U. S. Steel recognized the present value of these obligations in the amount of $85 million, resulting in the recognition of an extraordinary loss of $52 million, net of tax of $33 million.

5. U. S. Steel has various stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options or stock appreciation rights (SARs) at the date of grant, as all options and SARs granted had an exercise price equal to the market value of the underlying common stock. When the stock price exceeds the grant price, SARs are adjusted for changes in the market value and compensation expense is recorded. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                                                                                    Second Quarter Ended
                                                                                                           June 30
        (In millions, except per share data)                                                       2003              2002
        -------------------------------------------------------------------------------------------------------------------
        Net income (loss) ............................................................             $(49)             $ 27
        Add:  Stock-based employee compensation expense included in
          reported net income (loss), net of related tax effects .....................                1                 -
        Deduct:  Total stock-based employee compensation expense
          determined under fair value methods for all awards,
          net of related tax effects .................................................               (1)               (1)
                                                                                                   ----              ----
        Pro forma net income (loss) ..................................................             $(49)             $ 26
                                                                                                   ====              ====
        Basic and diluted net income (loss) per share:
          - As reported ..............................................................            $(.51)             $.28
          - Pro forma ................................................................             (.52)              .27

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

5.      (Continued)

        The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

                                                                                                     Second Quarter Ended
                                                                                                           June 30
                                                                                                   2003               2002
        ---------------------------------------------------------------------------------------------------------------------
        Weighted average grant date exercise price per share ........................             $14.38             $20.42
        Expected annual dividends per share .........................................             $  .20             $  .20
        Expected life in years ......................................................                  5                  5
        Expected volatility .........................................................               45.3               43.4
        Risk-free interest rate .....................................................                2.4                4.4

        Weighted-average grant date fair value of options granted
         during the period, as calculated from above ................................             $ 5.41             $ 8.29


                                                                                                       Six Months Ended
                                                                                                           June 30
       (In millions, except per share data)                                                        2003               2002
        ---------------------------------------------------------------------------------------------------------------------
        Net loss ....................................................................             $  (87)            $  (56)
        Add:  Stock-based employee compensation expense included
          in reported net loss, net of related tax effects ..........................                  1                  -
        Deduct:  Total stock-based employee compensation expense
          determined under fair value methods for all awards, net
          of related tax effects ....................................................                 (3)                (3)
                                                                                                  ------             ------
        Pro forma net loss ..........................................................             $  (89)            $  (59)
                                                                                                  ======             ======
        Basic and diluted net loss per share:
          - As reported .............................................................             $ (.91)            $ (.60)
          - Pro forma ...............................................................               (.93)              (.64)


        The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

                                                                                                      Six Months Ended
                                                                                                           June 30
                                                                                                   2003                2002
        ---------------------------------------------------------------------------------------------------------------------
        Weighted average grant date exercise price per share ........................             $16.97             $20.22
        Expected annual dividends per share .........................................             $  .20             $  .20
        Expected life in years ......................................................                  5                  5
        Expected volatility .........................................................               44.5               42.0
        Risk-free interest rate .....................................................                3.3                4.6

        Weighted-average grant date fair value of options granted
         during the period, as calculated from above ................................             $ 6.65             $ 8.07

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

6. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 established a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. SFAS No. 143 requires proforma disclosure of the amount of the liability for obligations as if the statement had been applied during all periods affected, using current information, current assumptions and current interest rates. In addition, the effect of adopting a new accounting principle on net income and on the related per share amounts is required to be shown on the face of the statement of operations for all periods presented under Accounting Principles Board Opinion No. 20, "Accounting Changes."

        On January 1, 2003, the date of adoption, U. S. Steel recorded asset retirement obligations (AROs) of $14 million (in addition to $15 million already accrued), compared to the associated long-lived asset, net of accumulated depreciation, of $7 million that was recorded, resulting in a cumulative effect of adopting this Statement of $5 million, net of tax of $2 million. The obligations recorded on January 1, 2003, and the amounts acquired from National primarily relate to mine and landfill closure and post-closure costs.

        The following table reflects changes in the carrying values of AROs for the six months ended June 30, 2003, and the pro forma impacts for the year ended December 31, 2002, as if SFAS No. 143 had been adopted on January 1, 2002:

                                                                                                 Six Months       (Pro Forma)
                                                                                                    Ended          Year Ended
        (In millions)                                                                          June 30, 2003   December 31, 2002
        ------------------------------------------------------------------------------------------------------------------------
        Balance at beginning of period ..............................................             $   29             $   26
        Liabilities acquired with National's assets .................................                  4                  -
        Accretion expense ...........................................................                  2                  3
        Liabilities removed with Mining Sale ........................................                (14)                 -
                                                                                                  ------             ------
        Balance at end of period ....................................................             $   21             $   29
                                                                                                  ======             ======

        Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate fair value.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

6.      (Continued)

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosure to be made by a guarantor about obligations under certain guarantees that it has issued. It also clarifies that at the inception of a guarantee, the company must recognize liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were adopted for the 2002 annual financial statements. U. S. Steel is applying the remaining provisions of the Interpretation prospectively as required.

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

        In April 2003, the FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain outlined exceptions. This Statement was adopted with no initial impact.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring these instruments be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in the Statement is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement was adopted with no initial impact.

7. U. S. Steel has five reportable segments: Flat-rolled, Tubular, USSK, Straightline Source (Straightline) and USS Real Estate (Real Estate).

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

7.      (Continued)

        The Flat-rolled segment includes the operating results of U. S. Steel's domestic integrated steel mills and equity investees involved in the production of sheet, plate and tin mill products. These operations are principally located in the United States and primarily serve customers in the transportation (including automotive), appliance, service center, conversion, container and construction markets. Effective May 20, 2003, the Flat-rolled segment includes the operating results of Granite City, Great Lakes, the Midwest finishing facility, ProCoil and U. S. Steel's equity interest in Double G Coatings, which were acquired from National.

        The Tubular segment includes the operating results of U. S. Steel's domestic tubular production facilities and prior to May 2003, included
        U. S. Steel's equity interest in Delta Tubular Processing (Delta). These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemical markets. In May 2003, U. S. Steel sold its interest in Delta.

        The USSK segment includes the operating results of U. S. Steel's integrated steel mill located in the Slovak Republic; a production facility in Germany; and operations under facility management and support agreements in Serbia. These operations produce and sell sheet, plate, tin, tubular, precision tube and specialty steel products, as well as coke. USSK primarily serves customers in the central and western European construction, conversion, appliance, transportation, service center, container, and oil, gas and petrochemical markets. In June 2003, USSK sold its equity interest in Rannila Kosice, s.r.o.

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

        The Real Estate segment includes the operating results of U. S. Steel's domestic mineral interests that are not assigned to other operating units; timber properties; and residential, commercial and industrial real estate that is managed or developed for sale or lease. In April of 2003, U. S. Steel sold certain coal seam gas interests in Alabama. Prior to the sale, income generated from these interests was reported in the Real Estate segment.

        All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. In the second quarter of 2003, these businesses were involved in the production and sale of coal, coke and iron-bearing taconite pellets; transportation services; and engineering and consulting services. Effective May 20, 2003, Other Businesses include the operating results of the taconite pellet operations and the Delray Connecting Railroad, which were acquired from National. Effective with the USM sale on June 30, 2003, Other Businesses are no longer involved in the production and sale of coal.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

7.      (Continued)

        The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income (loss) from operations. Income (loss) from operations for reportable segments and Other Businesses does not include net interest and other financial costs, the income tax provision (benefit), or items not allocated to segments. Information on segment assets is not disclosed as it is not reviewed by the chief operating decision maker.

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

        The results of segment operations for the second quarter of 2003 and 2002 are:

                                                                                                                      Total
                                    Flat-                                          Straight-           Real         Reportable
(In millions)                      rolled          Tubular           USSK            line             Estate         Segments
------------------------------------------------------------------------------------------------------------------------------
Second Quarter 2003
-------------------
Revenues and other
 income:
  Customer ................       $ 1,397          $   140          $   467         $    35          $    24         $ 2,063
  Intersegment ............            50                -                2               -                2              54
  Equity income
   (loss)(a) ..............             5                -                1               -                -               6
  Other ...................             2                5                2               -                3              12
                                  -------          -------          -------         -------          -------         -------
   Total ..................       $ 1,454          $   145          $   472         $    35          $    29         $ 2,135
                                  =======          =======          =======         =======          =======         =======
Income (loss)
 from operations ..........       $   (68)         $    (4)         $    67         $   (18)         $    17         $    (6)
                                  =======          =======          =======         =======          =======         =======
Second Quarter 2002
-------------------
Revenues and other
 income:
  Customer ................       $ 1,063          $   143          $   300         $    19          $    16         $ 1,541
  Intersegment ............            49                -                -               -                2              51
  Equity income
   (loss)(a) ..............             2                -                -               -                -               2
  Other ...................            (1)               -                2               -                4               5
                                  -------          -------          -------         -------          -------         -------
   Total ..................       $ 1,113          $   143          $   302         $    19          $    22         $ 1,599
                                  =======          =======          =======         =======          =======         =======
Income (loss)
 from operations ..........       $   (26)         $     6          $    26         $    (9)         $    12         $     9
                                  =======          =======          =======         =======          =======         =======

(a) Represents equity in earnings (losses) of unconsolidated investees.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

7.      (Continued)

                                                      Total
                                                    Reportable             Other             Reconciling            Total
  (In millions)                                      Segments           Businesses              Items                Corp.
-----------------------------------------------------------------------------------------------------------------------------
Second Quarter 2003
-------------------
Revenues and other income:
  Customer ...................................       $ 2,063              $   248           $        -              $ 2,311
  Intersegment ...............................            54                  262                 (316)                   -
  Equity income (loss)(a) ....................             6                   (4)                 (11)                  (9)
  Other ......................................            12                    1                   47                   60
                                                     -------              -------              -------              -------
   Total .....................................       $ 2,135              $   507              $  (280)             $ 2,362
                                                     =======              =======              =======              =======
Income (loss) from operations ................       $    (6)             $    12              $    36              $    42
                                                     =======              =======              =======              =======
Second Quarter 2002
-------------------
Revenues and other income:
  Customer ...................................       $ 1,541              $   220         $          -              $ 1,761
  Intersegment ...............................            51                  265                 (316)                   -
  Equity income (loss)(a) ....................             2                   (1)                   6                    7
  Other ......................................             5                    1                   33                   39
                                                     -------              -------              -------              -------
   Total .....................................       $ 1,599              $   485              $  (277)             $ 1,807
                                                     =======              =======              =======              =======
Income (loss) from operations ................       $     9              $    23              $    15              $    47
                                                     =======              =======              =======              =======

(a) Represents equity in earnings (losses) of unconsolidated investees.


The following is a schedule of reconciling items for the second quarter of 2003 and 2002:

                                                                             Revenues                       Income (Loss)
                                                                               And                              From
                                                                           Other Income                       Operations
(In millions)                                                          2003             2002             2003             2002
-------------------------------------------------------------------------------------------------------------------------------
Elimination of intersegment revenues .........................      $  (316)           $(316)               *                *
                                                                    -------            -----
  Items not allocated to segments:
    Income from sale of coal seam gas interests ..............           34                -            $  34            $   -
    Gain on sale of coal mining assets .......................           13                -               13                -
    Asset impairments ........................................          (11)               -              (11)             (14)
    Federal excise tax refund ................................            -               33                -               33
    Pension settlement loss ..................................            -                -                -              (10)
    Insurance recoveries related to USS-POSCO fire ...........            -                6                -                6
                                                                    -------            -----            -----            -----
                                                                         36               39               36               15
                                                                    -------            -----            -----            -----
Total reconciling items ......................................      $  (280)           $(277)           $  36            $  15
                                                                    =======            =====            =====            =====

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

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

7.      (Continued)

        The results of segment operations for the six months of 2003 and 2002 are:

                                                                                                                       Total
                                    Flat-                                           Straight-          Real         Reportable
(In millions)                       rolled          Tubular           USSK             line           Estate         Segments
--------------------------------------------------------------------------------------------------------------------------------
Six Months 2003
---------------
Revenues and other
  income:
   Customer ................       $ 2,452          $   276          $   893         $    60          $    51         $ 3,732
   Intersegment ............           102                -                7               -                5             114
   Equity income
    (loss)(a) ..............            10                -                1               -                -              11
   Other ...................             8                5                2               -                4              19
                                   -------          -------          -------         -------          -------         -------
    Total ..................       $ 2,572          $   281          $   903         $    60          $    60         $ 3,876
                                   =======          =======          =======         =======          =======         =======
Income (loss)
  from operations ..........       $  (108)         $    (9)         $   131         $   (33)         $    30         $    11
                                   =======          =======          =======         =======          =======         =======


Six Months 2002
---------------
Revenues and other
  income:
   Customer ................       $ 1,989          $   267          $   501         $    25          $    31         $ 2,813
   Intersegment ............            87                -                -               -                4              91
   Equity income
    (loss)(a) ..............            (9)               -                1               -                -              (8)
   Other ...................            (1)               -                3               -                4               6
                                   -------          -------          -------         -------          -------         -------
    Total ..................       $ 2,066          $   267          $   505         $    25          $    39         $ 2,902
                                   =======          =======          =======         =======          =======         =======
Income (loss)
  from operations ..........       $  (100)         $     9          $    25         $   (17)         $    22         $   (61)
                                   =======          =======          =======         =======          =======         =======

(a)  Represents equity in earnings (losses) of unconsolidated investees.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

7.      (Continued)

                                                          Total
                                                        Reportable             Other             Reconciling             Total
(In millions)                                            Segments            Businesses             Items                Corp.
--------------------------------------------------------------------------------------------------------------------------------
Six Months 2003
---------------
Revenues and other income:
  Customer .....................................         $ 3,732              $   477              $     -              $ 4,209
  Intersegment .................................             114                  419                 (533)                   -
  Equity income (loss)(a) ......................              11                   (8)                 (11)                  (8)
  Other ........................................              19                    2                   47                   68
                                                         -------              -------              -------              -------
   Total .......................................         $ 3,876              $   890              $  (497)             $ 4,269
                                                         =======              =======              =======              =======
Income (loss) from operations ..................         $    11              $   (24)             $    11              $    (2)
                                                         =======              =======              =======              =======
Six Months 2002
---------------
Revenues and other income:
  Customer .....................................         $ 2,813              $   379              $     -              $ 3,192
  Intersegment .................................              91                  451                 (542)                   -
  Equity income (loss)(a) ......................              (8)                  (1)                  18                    9
  Other ........................................               6                    1                   33                   40
                                                         -------              -------              -------              -------
   Total .......................................         $ 2,902              $   830              $  (491)             $ 3,241
                                                         =======              =======              =======              =======
  Income (loss) from operations ................         $   (61)             $    12              $    35              $   (14)
                                                         =======              =======              =======              =======

(a)  Represents equity in earnings (losses) of unconsolidated investees.

The following is a schedule of reconciling items for the six months of 2003 and 2002:

                                                                     Revenues                              Income (Loss)
                                                                        And                                    From
                                                                   Other Income                             Operations
(In millions)                                                2003                2002                2003                2002
--------------------------------------------------------------------------------------------------------------------------------
Elimination of intersegment revenues ...........         $  (533)             $  (542)                   *                    *
                                                         -------              -------              -------              -------
Items not allocated to segments:
  Income from sale of coal seam gas interests ..              34                    -              $    34                   $-
  Gain on sale of coal mining assets ...........              13                    -                   13                    -
  Litigation items .............................               -                    -                  (25)                   9
  Asset impairments ............................             (11)                   -                  (11)                 (14)
  Federal excise tax refund ....................               -                   33                    -                   33
  Pension settlement loss ......................               -                    -                    -                  (10)
  Insurance recoveries related to USS-POSCO fire               -                   18                    -                   18
  Costs related to Fairless shutdown ...........               -                    -                    -                   (1)
                                                         -------              -------              -------              -------
                                                              36                   51                   11                   35
                                                         -------              -------              -------              -------
Total reconciling items ........................         $  (497)             $  (491)             $    11              $    35
                                                         =======              =======              =======              =======

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

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

8. On April 25, 2003, U. S. Steel sold certain coal seam gas interests in Alabama for net cash proceeds of approximately $34 million, which was reflected in other income.

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

9. Net interest and other financial costs include amounts related to the remeasurement of USSK's net monetary assets into the U.S. dollar, which is USSK's functional currency. During the second quarter and six months of 2003, net gains of $2 million and net losses of $3 million, respectively, were recorded as compared with a net gain of $13 million in the second quarter and six months of 2002.

10. Income from investees for the second quarter and six months of 2003 included an impairment charge of $11 million due to an other than temporary decline in value of a cost method investment. Income from investees for the second quarter and six months of 2002 included pretax gains of $6 million and $18 million, respectively, for U. S. Steel's share of insurance recoveries related to the May 31, 2001 fire at the USS-POSCO joint venture.

11. Total comprehensive income (loss) was $(48) million for the second quarter of 2003, $35 million for the second quarter of 2002, $(86) million for the six months of 2003 and $(48) million for the six months of 2002.

12. The income tax benefit in the six months of 2003 reflected an estimated annual effective tax rate of approximately 57%. Additionally, a $4 million deferred tax benefit relating to the reversal of a state valuation allowance was included in the six months of 2003.

        The tax benefit in the six months of 2003 is based on an estimated annual effective rate, which requires management to make its best estimate of annual forecasted pretax income (loss) for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance, cost estimates and pension issues. To the extent that actual pretax results for domestic and foreign income in 2003 vary from forecast estimates applied at the end of the most recent interim period, the actual tax benefit recognized in 2003 could be materially different from the forecasted annual tax benefit as of the end of the second quarter.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

12.     (Continued)

        As of June 30, 2003, U. S. Steel had net federal and state deferred tax assets of $61 million and $20 million, respectively. Although U. S. Steel has experienced domestic losses in the current and prior year, management believes that it is more likely than not that tax planning strategies generating at least $200 million in future taxable income can be utilized to realize the deferred tax assets. Tax planning strategies include the implementation of the previously announced plan to dispose of nonstrategic assets, as well as the ability to elect alternative tax accounting methods. However, the amount of the realizable deferred tax assets at June 30, 2003, could be adversely affected to the extent losses continue in the future or if future events affect the ability to implement tax planning strategies.

        The income tax benefit in the six months of 2002 reflected an estimated annual effective tax rate of approximately 24%. The tax benefit also included a $4 million deferred tax charge related to a newly enacted state tax law.

        The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60% of USSK's sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100% of USSK's tax liability for years 2000 through 2004 and 50% for the years 2005 through 2009. Management believes that USSK fulfilled all of the necessary conditions for claiming the tax credit for the years for which it was claimed and anticipates meeting such requirements in 2003. As a result of claiming these tax credits and management's intent to reinvest earnings in foreign operations, virtually no income tax provision is recorded for USSK income.

13. In February 2003, U. S. Steel sold 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Series B Preferred) for net proceeds of $242 million. The Series B Preferred have a dividend yield of 7%, a 20% conversion premium (for an equivalent conversion price of $15.66 per common share) and will mandatorily convert into shares of U. S. Steel common stock on June 15, 2006. The net proceeds of the offering were used for general corporate purposes and to fund a portion of the cash purchase price for the acquisition of National's assets. The number of common shares that could be issued upon conversion of the 5 million shares of Series B Preferred ranges from approximately 16.0 million shares to 19.2 million shares, based upon the timing of the conversion and the average market price of
        U. S. Steel's common stock.

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

        Receivables from related parties at June 30, 2003 and December 31, 2002, also included $28 million due from Marathon Oil Corporation (Marathon) for tax settlements in accordance with the tax sharing agreement.

        Long-term receivables from related parties at June 30, 2003 and December 31, 2002, reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans. These amounts will be paid by Marathon as participants retire.

        Accounts payable to related parties reflect balances due to PRO-TEC Coating Company (PRO-TEC) under an agreement whereby U. S. Steel provides marketing, selling and customer service functions, including invoicing and receivables collection, for PRO-TEC. U. S. Steel, as PRO-TEC's exclusive sales agent, is responsible for credit risk associated with the receivables. Payables to PRO-TEC under the agreement were $59 million and $42 million at June 30, 2003 and December 31, 2002, respectively.

        Accounts payable to related parties at both June 30, 2003 and December 31, 2002, also included amounts related to the purchase of outside processing services from equity investees and the net present value of the second and final $37.5 million installment of contingent consideration payable to VSZ a.s. related to the acquisition of USSK, which was paid in July 2003.

15. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                                                                       (In millions)
                                                                                          --------------------------------------
                                                                                           June 30                  December 31
                                                                                             2003                      2002
                                                                                          ----------                -----------
        Raw materials ..................................................                    $  265                    $  228
        Semi-finished products .........................................                       665                       472
        Finished products ..............................................                       478                       271
        Supplies and sundry items ......................................                        60                        59
                                                                                            ------                    ------
          Total ........................................................                    $1,468                    $1,030
                                                                                            ======                    ======

        Costs of revenues increased by $1 million in the six months of 2003 and 2002, as a result of liquidations of LIFO inventories.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

16. Net income (loss) per common share was calculated by adjusting net income (loss) for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the quarter.

        Diluted net income (loss) assumes the exercise of stock options and conversion of preferred stock, provided in each case, the effect is dilutive. For the second quarters ended June 30, 2003 and 2002, the potential common stock related to employee options to purchase 6,908,455 shares and 5,068,902 shares of common stock, respectively, and 15,964,000 shares applicable to the conversion of preferred stock at June 30, 2003, have been excluded from the computation of diluted net income (loss) because their effect was antidilutive. For the six months ended June 30, 2003 and 2002, the potential common stock related to employee options to purchase 5,071,016 shares and 6,945,967 shares of common stock, respectively, and 12,436,044 shares applicable to the conversion of preferred stock at June 30, 2003, have been excluded from the computation of diluted net income (loss) because their effect was antidilutive.

17. On May 20, 2003, U. S. Steel entered into a new revolving credit facility that provides for borrowings of up to $600 million that replaced a similar $400 million facility entered into on November 30, 2001. The new facility, which is secured by a lien on U. S. Steel's inventory and receivables (to the extent not sold under the Receivables Purchase Agreement) expires in May 2007 and contains a number of covenants that require lender consent to incur debt or make capital expenditures above certain limits; sell assets used in the production of steel or steel products or incur liens on assets; and limit dividends and other restricted payments if the amount available for borrowings drops below certain levels. The facility also contains a fixed charge coverage ratio, calculated as the ratio of operating cash flow to cash charges as defined in the agreement, which effectively reduces availability by $100 million if not met. At June 30, 2003, $556 million was available under this facility.

        At June 30, 2003, USSK had no borrowings against its $10 million short-term credit facility or against its $40 million long-term facility. At June 30, 2003, $46 million was available under these facilities as a result of customs guarantees issued against the short-term credit facility.

        At June 30, 2003, in the event of a change in control of U. S. Steel, debt obligations totaling $1,335 million may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $86 million or provide a letter of credit to secure the remaining obligation.

        In May 2003, U. S. Steel issued $450 million of Senior Notes due May 15, 2010 (9 3/4% Senior Notes). These notes have a coupon interest rate of 9 3/4% per annum payable semi-annually on May 15 and November 15, commencing November 15, 2003. The 9 3/4% Senior Notes were issued under
        U. S. Steel's shelf registration statement and were not listed on any national securities exchange. Proceeds from the sale of the 9 3/4% Senior Notes were used to finance a portion of the purchase price to acquire National's assets. In 2001, U. S. Steel issued $535 million of 10 3/4% Senior Notes. As of June 30, 2003, the aggregate principal amount of 9 3/4% and 10 3/4% Senior Notes outstanding was $450 million and $535 million, respectively.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

17.     (Continued)

        In conjunction with issuing the 9 3/4 Senior Notes, U. S. Steel solicited the consent of the holders of the 10 3/4% Senior Notes to modify certain terms of the notes to conform to the terms of the 9 3/4% Senior Notes. Those conforming changes modified the definitions of Consolidated Net Income, EBITDA and Like-Kind Exchange, permitted dividend payments on the 7.00% Series B Mandatory Convertible Preferred Shares and expanded permitted investments to include loans made for the purpose of facilitating like-kind exchange transactions. U. S. Steel received the consent from holders of more than 90% of the principal amount of the 10 3/4% Senior Notes and the amendments were effective May 20, 2003.

        The 9 3/4% and 10 3/4% Senior Notes impose certain restrictions that limit U. S. Steel's ability to, among other things: incur debt; pay dividends or make other payments from its subsidiaries; issue and sell capital stock of its subsidiaries; engage in transactions with affiliates; create liens on assets to secure indebtedness; transfer or sell assets; and consolidate, merge or transfer all or substantially all of U. S. Steel's assets or the assets of its subsidiaries.

        U. S. Steel was in compliance with all of its debt covenants at June 30, 2003.

18. On May 19, 2003, U. S. Steel entered into an amendment to the Receivables Purchase Agreement, which increased fundings under the facility to the lesser of eligible receivables or $500 million. During the six months ended June 30, 2003, U. S. Steel Receivables LLC (USSR) sold to conduits and subsequently repurchased $175 million of revolving interest in accounts receivable under the Receivables Purchase Agreement. During the six months ended June 30, 2002, USSR sold to conduits and subsequently repurchased $255 million of revolving interest in accounts receivable. As of June 30, 2003, $500 million was available to be sold under this facility.

        USSR pays the conduits a discount based on the conduits' borrowing costs plus incremental fees. During the three and six months ended June 30, 2003, U. S. Steel incurred costs on the sale of its receivables of $1 million. During the three and six months ended June 30, 2002, U. S. Steel incurred costs of $1 million and $2 million, respectively, on the sale of its receivables.

        While the term of the facility is five years, the facility also terminates on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the Inventory Facility and other debt obligations, any failure of USSR to maintain certain ratios related to the collectibility of the receivables, and failure to extend the commitments of the commercial paper conduits' liquidity providers which currently terminate on November 26, 2003.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

19. U. S. Steel is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

        U. S. Steel accrues for estimated costs related to existing lawsuits, claims and proceedings when it is probable that it will incur these costs in the future.

        ASBESTOS MATTERS - U. S. Steel is a defendant in a large number of cases in which approximately 14,000 claimants actively allege injury resulting from exposure to asbestos including approximately 200 who allege they are suffering from mesothelioma. Almost all these cases involve multiple plaintiffs and multiple defendants. These claims fall into three major groups: (1) claims made under certain federal and general maritime laws by employees of the Great Lakes Fleet or Intercoastal Fleet, former operations of U. S. Steel; (2) claims made by persons who performed work at U. S. Steel facilities (referred to as "premises claims"); and (3) claims made by industrial workers allegedly exposed to an electrical cable product formerly manufactured by U. S. Steel. On March 28, 2003, a jury in Madison County, Illinois returned a verdict against U. S. Steel related to an asbestos lawsuit for $50 million in compensatory damages and $200 million in punitive damages. U. S. Steel believes that the plaintiff's exclusive remedy was provided by the Indiana workers' compensation law and this issue and other errors at trial would have enabled U. S. Steel to succeed on appeal. However, in order to avoid the delay and uncertainties of further litigation and posting an appeal bond equal to the amount of the verdict, U. S. Steel settled this case for an amount substantially less than the compensatory damages award, which represented a small fraction of the total award. This settlement was reflected in the first quarter 2003 results.

        While it is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

        PROPERTY TAXES - U. S. Steel is a party to several property tax disputes involving its Gary Works property in Indiana, including claims for refunds totaling approximately $65 million pertaining to tax years 1994-96 and 1999, and assessments totaling approximately $133 million in excess of amounts paid for the 2000, 2001 and 2002 tax years. In addition, interest may be imposed upon any final assessment. The disputes involve property values and tax rates and are in various stages of administrative appeal. U. S. Steel is vigorously defending against the assessments and pursuing its claims for refunds.

        ENVIRONMENTAL MATTERS - U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $140 million and $135 million at June 30, 2003 and December 31, 2002, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

19.     (Continued)

        For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the six months of 2003 and for the years 2002 and 2001, such capital expenditures totaled $7 million, $14 million and $15 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

        Throughout its history, U. S. Steel has sold numerous properties and businesses and has provided various indemnifications with respect to many of the assets that were sold. These indemnifications have been associated with the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While the vast majority of indemnifications have not covered environmental issues, there have been a few transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions; however, most recent indemnifications are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications only run for a specified period of time after the transactions close and others run indefinitely. The amount of potential liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from approximately $15 million of liabilities already recorded as a result of these indemnifications due to specific environmental remediation cases (included in the $140 million of accrued liabilities for remediation discussed above), there are no other known liabilities related to these indemnifications.

        GUARANTEES - Guarantees of the liabilities of unconsolidated entities of
        U. S. Steel totaled $30 million at June 30, 2003, including $7 million related to an equity interest acquired as part of the National asset purchase, and $27 million at December 31, 2002. In the event that any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of June 30, 2003, the largest guarantee for a single such entity was $15 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. No liability has been recorded for these guarantees.

        CONTINGENCIES RELATED TO SEPARATION FROM MARATHON - U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of approximately $75 million at June 30, 2003, compared to $168 million at December 31, 2002. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable may be declared immediately due and payable. If such event occurs, U. S. Steel may not be able to satisfy such obligations. No liability has been recorded for these contingencies as management believes the likelihood of occurrence is remote.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

19.     (Continued)

        If the Separation is determined to be a taxable distribution of the stock of U. S. Steel, but there is no breach of a representation or covenant by either U. S. Steel or Marathon, U. S. Steel would be liable for any resulting taxes (Separation No-Fault Taxes) incurred by Marathon. U. S. Steel's indemnity obligation for Separation No-Fault Taxes survives until the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel's indemnity obligation for Separation No-Fault Taxes at June 30, 2003 and December 31, 2002, was estimated to be approximately $90 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the Separation being determined to be a taxable distribution of the stock of U. S. Steel is remote.

        OTHER CONTINGENCIES - U. S. Steel is contingently liable to its Chairman and Chief Executive Officer for a $3 million retention bonus. The bonus is payable upon the earlier of his retirement from active employment or December 31, 2004, and is subject to certain performance measures.

        Under certain operating lease agreements covering various equipment, U.
        S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $53 million at June 30, 2003 and $51 million at December 31, 2002). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

        MINING SALE - U. S. Steel remains secondarily liable in the event that PinnOak triggers a withdrawal within five years of the closing date from the multiemployer pension plan that covers employees of the coal mining business. A withdrawal is triggered when annual contributions to the plan are substantially less than contributions made in prior years. The maximum exposure for the fee that would be assessed upon a withdrawal is $79 million. U. S. Steel recorded the fair value of this liability as of June 30, 2003. U. S. Steel has agreed to indemnify PinnOak for certain environmental matters, which are included in the environmental matters discussion.

        TRANSTAR REORGANIZATION - The 2001 reorganization of Transtar was intended to be tax-free for federal income tax purposes, with U. S. Steel and Transtar Holdings, L.P. (Holdings) agreeing through various representations and covenants to protect the reorganization's tax-free status. If the reorganization is determined to be taxable, but there is no breach of a representation or covenant by either U. S. Steel or Holdings, U. S. Steel is liable for 44% of any resulting Holdings taxes (Transtar No-Fault Taxes), and Holdings is responsible for 56% of any resulting U. S. Steel taxes. U. S. Steel's indemnity obligation for Transtar No-Fault Taxes survives until 30 days after the expiration of the applicable statute of limitations. The maximum potential amount of
        U. S. Steel's indemnity obligation for Transtar No-Fault Taxes at June 30, 2003 and December 31, 2002, was estimated to be approximately $70 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the reorganization being determined to be taxable is remote. U. S. Steel can recover all or a portion of any indemnified Transtar No-Fault Taxes if Holdings receives a future tax benefit as a result of the Transtar reorganization being taxable.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

19.     (Continued)

        CLAIRTON 1314B PARTNERSHIP - U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at June 30, 2003 and December 31, 2002, including interest and tax gross-up, was approximately $600 million. Furthermore,
        U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. See discussion of environmental matters above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

        SELF-INSURANCE - U. S. Steel is self-insured for certain exposures including workers' compensation, auto liability and general liability, as well as property damage and business interruption, within specified deductible and retainage levels. Certain equipment that is leased by U.
        S. Steel is also self-insured within specified deductible and retainage levels. Liabilities are recorded for workers' compensation and personal injury obligations. Other costs resulting from self-insured losses are charged against income upon occurrence.

        U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers' compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $120 million as of June 30, 2003 and $144 million as of December 31, 2002, which reflects U. S. Steel's maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

        COMMITMENTS - At June 30, 2003 and December 31, 2002, U. S. Steel's domestic contract commitments to acquire property, plant and equipment totaled $35 million and $24 million, respectively.

        USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of June 30, 2003 and December 31, 2002, were $504 million and $541 million, respectively.

        U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires it to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $79 million as of June 30, 2003, which declines over the duration of the agreement, may be required.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

20. On March 31, 2003, U. S. Steel Balkan d.o.o., a wholly owned Serbian subsidiary of U. S. Steel, agreed to purchase out of bankruptcy, Serbian steel producer Sartid a.d. and six of its subsidiaries for a purchase price of $23 million. The transaction is targeted for completion during the third quarter of 2003, subject to the resolution of matters arising in Sartid's bankruptcy proceedings.

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

                         UNITED STATES STEEL CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
               --------------------------------------------------
                                   (Unaudited)

          Six Months Ended
               June 30                                                 Year Ended December 31
       ----------------------          -----------------------------------------------------------------------------------

       2003                2002              2002              2001              2000              1999               1998
       ----                ----              ----              ----              ----              ----               ----

        (a)                (b)               1.04              (c)               1.05              2.10               5.15
       ====                ====              ====              ====              ====              ====               ====


(a) Earnings did not cover combined fixed charges and preferred stock dividends by $70 million.
(b) Earnings did not cover combined fixed charges and preferred stock dividends by $66 million.
(c) Earnings did not cover combined fixed charges and preferred stock dividends by $598 million.


                         UNITED STATES STEEL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                -------------------------------------------------
                                   (Unaudited)

          Six Months Ended
               June 30                                                  Year Ended December 31
       ----------------------          -----------------------------------------------------------------------------------
       2003                2002              2002              2001              2000              1999               1998
       ----                ----              ----              ----              ----              ----               ----

        (a)                (b)               1.04              (c)               1.13              2.33               5.89
       ====                ====              ====              ====              ====              ====               ====

(a)  Earnings did not cover fixed charges by $60 million.
(b)  Earnings did not cover fixed charges by $66 million.
(c)  Earnings did not cover fixed charges by $586 million.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         On May 20, 2003, United States Steel Corporation (U. S. Steel) acquired substantially all of the integrated steelmaking assets of National Steel Corporation (National). See Note 3 of Selected Notes to Financial Statements for information regarding the acquisition. The facilities that were acquired included two integrated steel plants, Granite City in Granite City, Illinois, and Great Lakes in Ecorse and River Rouge, Michigan; the Midwest finishing facility in Portage, Indiana; ProCoil in Canton, Michigan; a 50% equity interest in Double G Coatings, L.P. near Jackson, Mississippi; the taconite pellet operations in Keewatin, Minnesota; and the Delray Connecting Railroad.

         Granite City has an annual raw steel production capability of approximately 2.8 million tons. Principal products include hot-rolled, hot-dipped galvanized and Galvalume(R) steel.

         Great Lakes has an annual raw steel production capability of approximately 3.8 million tons. Principal products include hot-rolled, cold-rolled, electrolytic galvanized and hot dip galvanized.

         The Midwest facility finishes hot-rolled bands. Principal products include tin mill products, hot dip galvanized and Galvalume(R) steel, cold-rolled and electrical lamination steels.

         ProCoil slits and cuts steel coils to desired specifications, provides laser welding services and warehouses material to service automotive market customers.

         Double G Coatings, L.P. is a 300,000 ton per year hot dip galvanizing and Galvalume(R)facility.

         The taconite pellet operations are located on the western end of the Mesabi Iron Ore Range and have a current annual effective iron ore pellet capacity of over five million gross tons.

         The acquisition of the assets of National (National Acquisition) increased U. S. Steel's domestic and total annual raw steel production capability to 19.4 million tons and 24.4 million tons, respectively, making it the largest domestic integrated producer and the sixth largest in the world based upon raw steel production.

         On June 30, 2003, U. S. Steel completed the sale of the coal mines and related assets of U. S. Steel Mining Company, LLC (Mining Sale). See Note 4 of Selected Notes to Financial Statements for details regarding the sale.

         U. S. Steel has five reportable segments: Flat-rolled Products (Flat-rolled), Tubular Products (Tubular), U. S. Steel Kosice (USSK), Straightline Source (Straightline) and USS Real Estate (Real Estate). Businesses not included in the reportable segments are reflected in Other Businesses. The National acquisition changed the composition of the Flat-rolled segment and Other Businesses as described below, but did not result in a change in U. S. Steel's reportable segments. Effective with the Mining Sale, Other Businesses are no longer involved in the production and sale of coal.

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

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         Effective with the first quarter of 2002, following the Separation,
U. S. Steel established a new internal financial reporting structure, which resulted in a change in reportable segments from Domestic Steel and USSK to Flat-rolled, Tubular and USSK. In addition, U. S. Steel revised the presentation of several items of income and expense within income (loss) from reportable segments. Net pension credits, costs related to former businesses and administrative expenses previously not reported at the segment level are now directly charged or allocated to the reportable segments and Other Businesses. Effective with the fourth quarter of 2002, the Straightline and Real Estate reportable segments, which were previously reflected in Other Businesses, were added. The presentation of Straightline and Real Estate as separate segments resulted from the application of quantitative threshold tests under Statement of Financial Accounting Standards (SFAS) No. 131 rather than from any fundamental change in the management or structure of the businesses. The composition of the Flat-rolled, Tubular and USSK segments remained unchanged from prior periods. Comparative results for 2002 have been conformed to the current year presentation.

         The Flat-rolled segment includes the operating results of U. S. Steel's domestic integrated steel mills and equity investees involved in the production of sheet, plate and tin mill products. These operations are principally located in the United States and primarily serve customers in the transportation (including automotive), appliance, service center, conversion, container, and construction markets. Effective May 20, 2003, the Flat-rolled segment includes the operating results of Granite City, Great Lakes, the Midwest finishing facility, ProCoil and U. S. Steel's equity interest in Double G Coatings, which were acquired from National.

         The Tubular segment includes the operating results of U. S. Steel's domestic tubular production facilities and, prior to May 2003, included U. S. Steel's equity interest in Delta Tubular Processing (Delta). These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemical markets. In May 2003, U. S. Steel sold its interest in Delta.

         The USSK segment includes the operating results of U. S. Steel's integrated steel mill located in the Slovak Republic, a production facility in Germany, and operations under facility management and support agreements in Serbia. These operations produce and sell sheet, plate, tin, tubular, precision tube and specialty steel products, as well as coke. USSK primarily serves customers in the central and western European construction, conversion, appliance, transportation, service center, container, and oil, gas and petrochemical markets. In June 2003, USSK sold its equity interest in Rannila Kosice, s.r.o.

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

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         The Real Estate segment includes the operating results of U. S. Steel's domestic mineral interests that are not assigned to other operating units; timber properties; and residential, commercial and industrial real estate that is managed or developed for sale or lease. In April 2003, U. S. Steel sold certain coal seam gas interests in Alabama. Prior to the sale, income generated from these interests was reported in the Real Estate segment.

         All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. In the second quarter of 2003, these businesses were involved in the production and sale of coal, coke and iron-bearing taconite pellets; transportation services; and engineering and consulting services. Effective May 20, 2003, Other Businesses include the operating results of the taconite pellet operations and the Delray Connecting Railroad, which were acquired from National. Effective with the Mining Sale on June 30, 2003, Other Businesses are no longer involved in the production and sale of coal.

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

Results of Operations
---------------------
         REVENUES AND OTHER INCOME was $2,362 million in the second quarter of 2003, compared with $1,807 million in the same quarter last year. Revenues and other income for the first six months of 2003 totaled $4,269 million, compared with $3,241 million in the first six months of 2002. The increases in both periods primarily reflected higher shipment volumes for domestic sheet and tin products, due in large part to the National Acquisition, increased prices and shipment volumes for USSK and increased prices for domestic sheet products. The improvements also reflected increased shipments of slabs, higher prices and volumes on commercial coke shipments and increased shipments for Straightline. Other income in the second quarter and first six months of 2003 included $34 million from the sale of the coal seam gas interests. Other income in the second quarter and first six months of 2002 included $33 million from a Federal excise tax refund.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         INCOME (LOSS) FROM OPERATIONS for U. S. Steel for the second quarter and first six months of 2003 and 2002 is set forth in the following table:


                                                                                   Second Quarter            Six Months
                                                                                        Ended                   Ended
                                                                                       June 30                 June 30
(Dollars in millions)                                                             2003        2002        2003        2002
-----------------------------------------------------------------------------    ------      ------      ------      ------
Flat-rolled..................................................................     $(68)       $(26)      $(108)      $(100)
Tubular                                                                             (4)          6          (9)          9
USSK.........................................................................       67          26         131          25
Straightline.................................................................      (18)         (9)        (33)        (17)
Real Estate..................................................................       17          12          30          22
                                                                                 ------      ------      ------      ------
   Total income (loss) from reportable segments..............................       (6)          9          11         (61)
Other Businesses.............................................................       12          23         (24)         12
                                                                                 ------      ------      ------      ------
   Income (Loss) from operations before items not
     allocated to segments...................................................        6          32         (13)        (49)
Items not allocated to segments:
  Litigation items...........................................................        -           -         (25)          9
  Asset impairments..........................................................      (11)        (14)        (11)        (14)
  Pension settlement loss....................................................        -         (10)          -         (10)
  Costs related to Fairless shutdown.........................................        -           -           -          (1)
  Income from sale of coal seam gas interests................................       34           -          34           -
  Gain on sale of coal mining assets.........................................       13           -          13           -
  Federal excise tax refund..................................................        -          33           -          33
  Insurance recoveries related to USS-POSCO fire.............................        -           6           -          18
                                                                                 ------      ------      ------      ------
     Total income (loss) from operations.....................................     $ 42        $ 47       $  (2)      $ (14)
                                                                                 ======      ======      ======      ======



SEGMENT RESULTS FOR FLAT-ROLLED

         The segment loss for Flat-rolled was $68 million in the second quarter of 2003, compared with a loss of $26 million in the same quarter of 2002. Flat-rolled had a loss of $108 million in the first six months of 2003, compared with a loss of $100 million in the same period in 2002. The increased losses in both periods mainly resulted from higher employee benefit costs, increased prices for natural gas and costs for scheduled repair outages at Gary Works, partially offset by higher sheet shipments, including the effects of the National Acquisition, and higher average realized prices for sheet products. The National Acquisition resulted in 624,000 tons of additional shipments for both 2003 periods.


SEGMENT RESULTS FOR TUBULAR

         The segment loss for Tubular was $4 million in the second quarter of 2003, compared with income of $6 million in the same quarter last year. Tubular reported a loss of $9 million for the first six months of 2003, compared with income of

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

$9 million in the first six months of 2002. The declines resulted primarily from increased employee benefit costs, higher natural gas prices, increased labor costs and lower average realized prices for seamless products. These were partially offset by income from the sale of U. S. Steel's interest in Delta.

SEGMENT RESULTS FOR USSK

         Segment income for USSK was $67 million in the second quarter of 2003, compared with income of $26 million in the second quarter of 2002. For the first half of 2003, USSK recorded income of $131 million, compared with income of $25 million in the corresponding period in 2002. The improvements in both periods were primarily due to higher average realized prices, which were due to favorable exchange rate effects and partial collection of announced price increases, as well as increased shipment volumes. Shipments included those realized under toll conversion agreements with Sartid a.d. in Serbia (Sartid). These improvements were partially offset by the unfavorable effect on costs of foreign exchange rate changes, and costs associated with conversion and facility management agreements with Sartid due mainly to operating and maintenance expenses required under such agreements.

SEGMENT RESULTS FOR STRAIGHTLINE

         The Straightline segment loss was $18 million in the second quarter 2003, compared to a $9 million loss in the year earlier quarter. Straightline's loss for the first six months of 2003 was $33 million, compared with a loss of $17 million in the same period last year. The increased losses resulted mainly from higher 2003 sales volumes at negative margins. The negative margins were largely due to selling higher-priced inventories purchased in the second half of 2002.

SEGMENT RESULTS FOR REAL ESTATE

         Segment income for Real Estate was $17 million in the second quarter of 2003, compared with income of $12 million in the second quarter of 2002. Real Estate income for the first six months of 2003 was $30 million, compared with $22 million in the comparable 2002 period. The increases in both periods were primarily due to increased coal seam gas royalties.

RESULTS FOR OTHER BUSINESSES

         Income for Other Businesses in the second quarter of 2003 was $12 million, compared with income of $23 million in the second quarter of 2002. The decline was mainly due to higher employee benefit costs and lower results for iron ore and coal operations, partially offset by improved results for coke operations. For the first six months of 2003, Other Businesses generated a loss of $24 million, compared with income of $12 million in the year earlier period. The decline primarily reflected increased employee benefit costs and losses at iron ore operations, partially offset by improved results for coke operations. Iron ore operations in both 2003 periods were negatively affected by higher natural gas prices, while coke operations benefited from increased selling prices for coke oven gas consumed by Flat-rolled units.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

         Pension and other postretirement benefit costs, which are included in income (loss) from operations, were $63 million and $130 million for the second quarter and first six months of 2003, respectively, compared to $16 million and $24 million for the corresponding periods of 2002. The changes were primarily due to lower plan assets, reduced asset return assumptions, a lower discount rate, increased medical claim costs and a higher assumed escalation trend applied to those claim costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses included in income (loss) from operations were $142 million for the second quarter of 2003, compared to $100 million in the second quarter of 2002. Selling, general and administrative expenses totaled $271 million for the first six months of 2003, compared with $171 million in the first six months of 2002. The increases in 2003 were primarily due to the increases in pension and other postretirement benefit costs as previously discussed, and higher expenses at USSK due mainly to the unfavorable effects of foreign currency exchange rate differences and increased business development expenses. These were partially offset by the favorable effect of the absence in 2003 of the impairment of retiree medical cost reimbursements receivable from Republic, which occurred in the second quarter of 2002.

ITEMS NOT ALLOCATED TO SEGMENTS:

         LITIGATION ITEMS resulted in a charge of $25 million in the first six months of 2003 and a credit of $9 million in the first six months of 2002.

         ASSET IMPAIRMENTS of $11 million in the second quarter and first six months of 2003 resulted from U. S. Steel's impairment of a cost method investment. Asset impairments in the second quarter and first six months of 2002 were for charges to establish reserves against retiree medical cost reimbursements owed by Republic.

         PENSION SETTLEMENT LOSS was related to retirements of personnel covered under the non tax-qualified excess and supplemental pension plans for executive and senior management.

         COSTS RELATED TO FAIRLESS SHUTDOWN resulted from the permanent shutdown of the pickling, cold-rolling and tin mill facilities at the Fairless Plant in the fourth quarter of 2001.

         INCOME FROM SALE OF COAL SEAM GAS INTERESTS resulted from the sale in April 2003 of certain coal seam gas interests in Alabama, which were included in the Real Estate segment prior to the sale.

         GAIN ON SALE OF COAL MINING ASSETS resulted from the Mining Sale.

         FEDERAL EXCISE TAX REFUND represents the recovery of black lung excise taxes that were paid on coal export sales during the period 1993 through 1999. During the second quarter of 2002, U. S. Steel received cash and recognized pre-tax income of $33 million, which was included in other income on the statement of operations. Of the $33 million received, $10 million represented interest. The refunds resulted from a 1998 federal district court decision that found such taxes to be unconstitutional.

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

         NET INTEREST AND OTHER FINANCIAL COSTS were $42 million in the second quarter of 2003, compared with $19 million during the same period in 2002. Net interest and other financial costs in the first six months of 2003 were $80 million, compared with $53 million in the same period in 2002. The increases in 2003 primarily reflected unfavorable changes in foreign currency effects. These effects were primarily due to remeasurement of USSK net monetary assets into the U.S. dollar, which is the functional currency, and resulted in a net gain of $2 million and a net loss of $3 million in the second quarter and first six months of 2003, respectively. These compared to net gains of $13 million in the second quarter and first six months of 2002. The increases also reflected interest on the new 9 3/4% senior notes that were issued in May 2003. For discussion, see "Liquidity".

         The BENEFIT FOR INCOME TAXES in the second quarter of 2003 was $3 million, compared with a provision of $1 million in the second quarter last year. The benefit for income taxes in the first six months of 2003 was $52 million, compared with a benefit of $11 million in the first six months of 2002.

         The income tax benefit in the six months of 2003 reflected an estimated annual effective tax rate of approximately 57%. Additionally, a $4 million deferred tax benefit relating to the reversal of a state valuation allowance was included in the six months of 2003.

         The tax benefit in the six months of 2003 is based on an estimated annual effective rate, which requires management to make its best estimate of annual forecasted pretax income (loss) for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance, cost estimates and pension issues. An annual forecasted pretax loss from domestic operations, which includes a charge of approximately $500 million for planned workforce reductions under the Transition Assistance Program and the related remeasurement of pension plans for the second half of 2003, and pretax income from USSK have been included in the development of U. S. Steel's estimated annual effective tax rate for 2003 as of June 30, 2003. To the extent that actual pretax results for domestic and foreign income in 2003 vary from forecast estimates applied at the end of the most recent interim period, the actual tax benefit recognized in 2003 could be materially different from the forecasted annual tax benefit as of the end of the second quarter.

         As of June 30, 2003, U. S. Steel had net federal and state deferred tax assets of $61 million and $20 million, respectively, which are expected to increase during the remainder of the year. Although U. S. Steel has experienced domestic losses in the current and prior year, management believes that it is more likely than not that tax planning strategies generating at least $200 million in future taxable income can be utilized to realize the deferred tax assets. Tax planning strategies include the implementation of the previously announced plan to dispose of nonstrategic assets, as well as the ability to elect alternative tax accounting methods to provide future taxable income to assure realization of the anticipated deferred tax assets. The company has identified additional tax planning strategies that will

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

permit the recognition of anticipated deferred tax assets in the second half of 2003 resulting from the charges described above. However, the amount of the realizable deferred tax assets at June 30, 2003, and those expected to be recognized in the second half of the year could be adversely affected to the extent that losses continue in the future or if future events affect the ability to implement tax planning strategies.

         The income tax benefit in the six months of 2002 reflected an estimated annual effective tax rate of approximately 24%. The tax benefit also included a $4 million deferred tax charge related to a newly enacted state tax law.

         The Slovak Income Tax Act provides an income tax credit, which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60% of USSK's sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100% of USSK's tax liability for years 2000 through 2004 and 50% for the years 2005 through 2009. Management believes that USSK fulfilled all of the necessary conditions for claiming the tax credit for the years for which it was claimed and anticipates meeting such requirements in 2003. As a result of claiming these tax credits and management's intent to reinvest earnings in foreign operations, virtually no income tax provision is recorded for USSK income.

         In October 2002, a tax credit limit was negotiated by the Slovak government as part of the Accession Treaty governing the Slovak Republic's entry into the European Union (EU). The Treaty limits to $500 million the total tax credit to be granted to USSK during the period 2000 through 2009. The impact of the tax credit limit is expected to be minimal since Slovak tax laws have been modified and tax rates have been reduced since the acquisition of USSK. The Treaty also places limits upon total production and export sales to the EU, allowing for modest growth during the period covered by the investment incentive. The limits upon export sales to the EU take effect upon the Slovak Republic's entry into the EU, which is expected to occur in May 2004. A question has recently arisen with respect to the effective date of the production limits. Slovak Republic representatives have stated their belief that the Treaty intended that these limits take effect upon entry into the EU, whereas the European Commission has taken the position that the production limitations apply as of 2002. Discussions between representatives of the Slovak Republic and the European Commission are ongoing. At this time it is not possible to predict the outcome of those discussions or the impact upon the results of USSK.

         The EXTRAORDINARY LOSS, NET OF TAX resulted from the Mining Sale, which ended U. S. Steel's production of coal and resulted in the recognition of the present value of obligations related to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992. The recognition of these obligations, which totaled $85 million, resulted in an extraordinary loss of $52 million, net of tax benefits of $33 million.

         The CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX was a charge of $5 million in the first quarter of 2003, and resulted from the adoption on January 1, 2003, of Statement of Financial Accounting Standards
(SFAS) No. 143, "Accounting for Asset Retirement Obligations."

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         U. S. STEEL'S NET LOSS was $49 million in the second quarter of 2003, compared with net income of $27 million in the second quarter of 2002. U. S. Steel's net loss in the first six months of 2003 was $87 million, compared with a net loss of $56 million in the same period in 2002. The declines primarily reflected the factors discussed above.

Operating Statistics
--------------------
         Flat-rolled shipments of 3.2 million tons for the second quarter of 2003 increased about 25 percent from the second quarter 2002, and 31 percent from the first quarter of 2003. Flat-rolled shipments of 5.6 million tons in the first six months of 2003 increased about 15 percent from the prior year period. Flat-rolled shipments were favorably affected by the National Acquisition, which contributed shipments of 624,000 tons during the second quarter. Tubular shipments of 211,000 tons for the second quarter of 2003 decreased about 3 percent from the same period in 2002, and increased 2 percent from the first quarter of 2003. For the first half of 2003, Tubular shipments of 417,000 tons were up approximately 3 percent from the first half of 2002. At USSK, second quarter 2003 shipments of 1.2 million net tons were up about 10 percent from second quarter 2002 shipments and up slightly from shipments in the first quarter of 2003. USSK shipments for the first six months of 2003 totaled 2.4 million net tons, an increase of 29 percent from the same period last year. USSK's shipments included those realized under toll conversion agreements with Sartid. USSK's shipments in the first half of 2002 were negatively affected by a blast furnace outage in the first quarter.

         Raw steel capability utilization for domestic facilities and USSK in the second quarter of 2003 averaged 84.5 percent and 96.5 percent, respectively, compared with 93.9 percent and 95.5 percent in the second quarter of 2002 and
91.7 percent and 97.3 percent in the first quarter of 2003. Raw steel capability utilization for domestic facilities and USSK in the first six months of 2003 averaged 87.7 percent and 96.9 percent, respectively, compared with 93.0 percent and 85.0 percent in the first six months of 2002. Capability utilization for domestic facilities in the second quarter and first six months of 2003 was negatively affected by a scheduled repair outage at Gary Works for U. S. Steel's largest blast furnace. USSK's capability utilization in the first six months of 2002 was negatively affected by the blast furnace outage mentioned in the preceding paragraph.

Balance Sheet
-------------
         CASH AND CASH EQUIVALENTS of $145 million at June 30, 2003, decreased $98 million from year-end 2002. For details, see cash flow discussion.

         RECEIVABLES, LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS increased $428 million from year-end 2002, primarily due to the effects of the National Acquisition and higher prices and shipment volumes for USSK. The increase also reflects the $55 million receivable from National as a result of the working capital adjustment determination associated with the National Acquisition.

         INVENTORIES increased $438 million from December 31, 2002, due mainly to the addition of the National facilities.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         PROPERTY, PLANT AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION increased $519 million from December 31, 2002, mainly reflecting the addition of the National facilities.

         OTHER INTANGIBLE ASSETS, NET of $48 million were acquired from National and were comprised primarily of proprietary software.

         ACCOUNTS PAYABLE of $934 million at June 30, 2003, increased $257 million from year-end 2002, mainly due to the addition of the National facilities and increased operating levels as compared to late 2002.

         PAYROLL AND BENEFITS PAYABLE increased $88 million from December 31, 2003, mainly due to obligations related to active employees at the acquired National facilities.

         LONG-TERM DEBT, LESS UNAMORTIZED DISCOUNT increased by $438 million from year-end 2002 primarily due to the issuance of $450 million of 9 3/4% senior notes in May 2003. For discussion, see "Liquidity."

         EMPLOYEE BENEFITS increased $374 million from year-end 2002, mainly as the result of liabilities related to active employees at the acquired National facilities and regular benefit accruals in excess of corporate cash payments.

         PREFERRED STOCK increased by $242 million from December 31, 2002, due to an offering of 5 million shares of 7% Series B Mandatory Convertible Preferred Stock (Series B Preferred) that was completed in February 2003.

Cash Flow
---------
         NET CASH PROVIDED FROM OPERATING ACTIVITIES was $168 million for the first six months of 2003, compared with net cash used in operating activities of $107 million in the same period of 2002. The improvement resulted from increased income after adjusting for non-cash items and lower working capital requirements.

         CAPITAL EXPENDITURES in the first six months of 2003 were $132 million, compared with $104 million in the same period in 2002. Major domestic projects in the first six months of 2003 included the quench and temper line project at Lorain Tubular. Major projects at USSK in the first six months of 2003 included a new dynamo line, the sinter plant dedusting project and the installation of additional tin mill facilities.

         U. S. Steel's domestic contract commitments to acquire property, plant and equipment at June 30, 2003, totaled $35 million compared with $24 million at December 31, 2002.

         USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of June 30, 2003, and December 31, 2002, were $504 million and $541 million, respectively.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         Capital expenditures for 2003 are expected to be approximately $330 million, including approximately $110 million for USSK and $30 million for the acquired National facilities. U. S. Steel broadly estimates that average annual capital expenditures for the acquired National facilities will be between $75 million and $100 million.

         DISPOSAL OF ASSETS in the first six months of 2003 consisted mainly of proceeds from the Mining Sale and the sale of Delta.

         SALE OF COAL SEAM GAS INTERESTS reflected cash received for the sale of certain coal seam gas interests in Alabama.

         ACQUISITION OF NATIONAL ASSETS resulted from $844 million paid at closing and $28 million of transaction costs.

         RESTRICTED CASH - WITHDRAWALS of $41 million in the first six months of 2003 were due primarily to funds withdrawn from a property exchange trust and utilized for the National acquisition.

         RESTRICTED CASH - DEPOSITS of $66 million in the first six months of 2003 included the deposit of $35 million from certain property sales into a property exchange trust. The balance for 2003 and $53 million in the corresponding 2002 period were mainly used to collateralize letters of credit to meet financial assurance requirements.

         ISSUANCE OF LONG-TERM DEBT resulted from the issuance of $450 million of 9 3/4% senior notes in May 2003, net of deferred financing costs associated with the notes and the new inventory facility. For discussion, see "Liquidity."

         SETTLEMENT WITH MARATHON of $54 million in the first six months of 2002 reflected a cash payment made during the first quarter in accordance with the terms of the Separation.

         PREFERRED STOCK ISSUED in the first six months of 2003 reflected net proceeds from the offering of 5 million shares of Series B Preferred.

         COMMON STOCK ISSUED in the first six months of 2003 and 2002 reflected proceeds from stock sales to the U. S. Steel Corporation Savings Fund Plan for Salaried Employees and sales through the Dividend Reinvestment and Stock Purchase Plan. Common stock issued in the first six months of 2002 also reflected $192 million of net proceeds from U. S. Steel's equity offering completed in May 2002.

         DIVIDENDS PAID in the first six months of 2003 were $16 million, compared with $9 million in the same period in 2002. Payments in both periods reflected the quarterly dividend rate of five cents per common share established by U. S. Steel after the Separation. Dividends paid in 2003 also included a dividend of 1.206 cents per share for the Series B Preferred, which reflected dividends accrued from the date of issuance through June 15, 2003.

         For discussion of restrictions on future dividend payments, see "Liquidity."

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

         On May 19, 2003, U. S. Steel entered into an amendment to the Receivables Purchase Agreement, which increased fundings under the facility to the lesser of eligible receivables or $500 million. Eligible receivables exclude certain obligors, amounts in excess of defined percentages for certain obligors, and amounts past due or due beyond a defined period. In addition, eligible receivables are calculated by deducting certain reserves, which are based on various determinants including concentration, dilution and loss percentages, as well as the credit ratings of U. S. Steel. As of June 30, 2003, U. S. Steel had $500 million of eligible receivables, none of which were sold.

         In addition, on May 20, 2003, U. S. Steel entered into a new four-year revolving credit facility that provides for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the Receivables Purchase Agreement. The Inventory Facility replaced a similar $400 million facility entered into on November 30, 2001. The new facility expires in May 2007 and contains a number of covenants that require lender consent to incur debt, or make capital expenditures above certain limits; to sell assets used in the production of steel or steel products or incur liens on assets; and to limit dividends and other restricted payments if the amount available for borrowings drops below certain levels. The Inventory Facility also contains a fixed charge coverage ratio, calculated as the ratio of operating cash flow to cash charges as defined in the agreement of not less than 1.25 times on the last day of any fiscal quarter. This coverage ratio must be met if availability, as defined in the agreement, is less than $100 million. As of June 30, 2003, $556 million was available to U. S. Steel under the Inventory Facility.

         In July 2001, U. S. Steel issued $385 million of 10 3/4% senior notes due August 1, 2008 (10 3/4% Senior Notes), and in September 2001, U. S. Steel issued an additional $150 million of 10 3/4% Senior Notes. As of June 30, 2003, the aggregate principal amount of 10 3/4% Senior Notes outstanding was $535 million.

         In May 2003, U. S. Steel sold $450 million of new senior notes due May 15, 2010 (9 3/4% Senior Notes). These notes have an interest rate of 9 3/4% per annum payable semi-annually on May 15 and November 15, commencing November 15, 2003. The 9 3/4% Senior Notes were issued under U. S. Steel's outstanding universal shelf registration statement and are not listed on any national securities exchange. Proceeds from the sale of the 9 3/4% Senior Notes were used to finance a portion of the purchase price for the National Acquisition.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         In conjunction with issuing the 9 3/4% Senior Notes, U. S. Steel solicited the consent of the 10 3/4% Senior Note holders to conform certain terms of the 10 3/4% Senior Notes to the terms of the 9 3/4% Senior Notes. Those conforming changes modified the definitions of Consolidated Net Income, EBITDA and Like-Kind Exchange, permitted dividend payments on the Series B Preferred shares and expanded permitted investments to include loans made for the purpose of facilitating like-kind exchange transactions. U. S. Steel received the consent from holders of more than 90% of the principal amount of the 10 3/4% Senior Notes and the amendments were effective May 20, 2003.

         The 10 3/4% Senior Notes and the 9 3/4% Senior Notes (together the Senior Notes) impose very similar limitations on U. S. Steel's ability to make restricted payments. Restricted payments under the indentures include the declaration or payment of dividends on capital stock; the purchase, redemption or other acquisition or retirement for value of capital stock; the retirement of any subordinated obligations prior to their scheduled maturity; and the making of any investments other than those specifically permitted under the indentures. In order to make restricted payments, U. S. Steel must satisfy certain requirements, which include a consolidated coverage ratio based on EBITDA and consolidated interest expense for the four most recent quarters. In addition, the total of all restricted payments made since the 10 3/4% Senior Notes were issued, excluding up to $50 million of dividends paid on common stock through the end of 2003, cannot exceed the cumulative cash proceeds from the sale of capital stock and certain investments plus 50% of consolidated net income from October 1, 2001, through the most recent quarter-end treated as one accounting period, or, if there is a consolidated net loss for the period, less 100% of such consolidated net loss. A complete description of the requirements and defined terms such as restricted payments, EBITDA and consolidated net income can be found in the indenture for the 10 3/4% Senior Notes that was filed as
Exhibit 4(f) to U. S Steel's Annual Report on Form 10-K for the year ended December 31, 2001. The amended indenture for the 10 3/4% Senior Notes and the Officer's Certificate for the 9 3/4% Senior Notes were filed as Exhibit 4.2 and
Exhibit 4.1, respectively, to U. S. Steel's Current Report on Form 8-K dated May 20, 2003.

         As of June 30, 2003, U. S. Steel met the consolidated coverage ratio and had almost $300 million of availability to make restricted payments under the calculation described in the preceding paragraph. Also, exclusive of any limitations imposed, U. S. Steel can declare and (i) make payment of dividends on the Series B Preferred and (ii) make aggregate dividend payments on common stock of up to $12 million from July 1, 2003 through the end of 2003. In addition, U. S. Steel has the ability to make other restricted payments of up to $28 million as of June 30, 2003, which could also be used for dividend payments.
U. S. Steel's ability to declare and pay dividends or make other restricted payments in the future is subject to U. S. Steel's ability to continue to meet the consolidated coverage ratio and have amounts available under the calculation or one of the exclusions just discussed.

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

         U. S. Steel was in compliance with all of its debt covenants at June 30, 2003.

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

         U. S. Steel has utilized surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The total amount of active surety bonds, trusts and letters of credit currently being used for financial assurance purposes is approximately $120 million. Events over the last two years have caused major changes in the surety bond market including significant increases in surety bond premiums and reduced market capacity. These factors, together with U. S. Steel's non-investment grade credit rating, have caused U. S. Steel to replace some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel expects to use approximately $45 million to $60 million of liquidity sources for financial assurance purposes during 2003, depending upon the requirements of the various authorities involved. During the first six months, U. S. Steel used $26 million of the estimated total for 2003. These amounts include requirements for the acquired National facilities.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         The very high property taxes at U. S. Steel's Gary Works facility in Indiana continue to be detrimental to Gary Work's competitive position, both when compared to competitors in Indiana and with other steel facilities in the United States and abroad. U. S. Steel is a party to several property tax disputes involving Gary Works, including claims for refunds totaling approximately $65 million pertaining to tax years 1994-96 and 1999 and assessments totaling approximately $133 million in excess of amounts paid for the 2000, 2001 and 2002 tax years. In addition, interest may be imposed upon any final assessment. The disputes involve property values and tax rates and are in various stages of administrative appeal. U. S. Steel is vigorously defending against the assessments and pursuing its claims for refunds. See discussion in "Outlook" regarding recently enacted Indiana property tax legislation that will affect U. S. Steel's tax expense in future periods. The legislation has no impact on the property taxes for past periods that are currently being disputed.

         U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of $75 million as of June 30, 2003. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes in the amount of $471 million that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable. If that occurs, U. S. Steel may not be able to satisfy such obligations. In addition, if Marathon loses its investment grade ratings, certain of these obligations will be considered indebtedness under the Senior Notes indentures and for covenant calculations under the Inventory Facility. This occurrence could prevent U. S. Steel from incurring additional indebtedness under the Senior Notes or may cause a default under the Inventory Facility.

         The following table summarizes U. S. Steel's liquidity as of June 30, 2003:

(Dollars in millions)
----------------------------------------------------------------------------
            Cash and cash equivalents.......................     $  145
            Amount available under Receivables
               Purchase Agreement...........................        500
            Amount available under Inventory Facility.......        556
            Amounts available under USSK credit facilities..         46
                                                                 ------
              Total estimated liquidity.....................     $1,247

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         U. S. Steel's liquidity has increased by $216 million since December 31, 2002, primarily reflecting the sale of the 9 3/4% Senior Notes, net proceeds of $242 million from U. S. Steel's offering of Series B Preferred and increased availability under the Receivables Purchase Agreement and the Inventory Facility, partially offset by cash used for the National Acquisition.

         The following table summarizes U. S. Steel's incremental contractual obligations resulting primarily from the National Acquisition and the effect such obligations are expected to have on U. S. Steel's liquidity and cash flow in future periods. These obligations are in addition to those disclosed on page 44 of U. S. Steel's Annual Report on Form 10-K for the year ended December 31, 2002.


(Dollars in millions)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                   Payments Due by Period
                                                                                            2004            2006
                                                                                           through         through      Beyond
Contractual Obligations                                        Total         2003            2005           2007         2007
--------------------------------------------------------------------------------------------------------------------------------
Capital leases                                                    4            2               2              -             -
Operating leases                                                159           24              73             62             -
Capital commitments(a)                                            2            2               -              -             -
Environmental commitments(a)                                      6            6               -              -             -
Multiemployer pension obligations(b)                             12            6               6              -             -
Other post-retirement benefits                                   (c)          45              45             20              (c)
                                                           ----------     ---------     -----------    -----------    ----------

   Total contractual obligations                                 (c)          85             126             82              (c)
--------------------------------------------------------------------------------------------------------------------------------

(a) See Note 19 of Selected Notes to Financial Statements.
(b) Amount reflects two cash contributions to be made to the Steelworkers Pension Trust based on the number of National's represented employees as of the date of the acquisition, less the number of these employees estimated to participate in the Transition Assistance Program. The table does not reflect future cash contributions to be made to this trust based on contributory hours.
(c) Amount of contractual cash obligations is not determinable because other post-retirement benefit cash obligations are not estimable beyond five years.

         Contingent lease payments have been excluded from the above table. Contingent lease payments relate to operating lease agreements that include a floating rental charge, which is associated to a variable component. Future contingent lease payments are not determinable to any degree of certainty. U. S. Steel's annual incurred contingent lease expense is disclosed in Note 17 to the Financial Statements in U. S. Steel's Annual Report on Form 10-K for the year ended December 31, 2002. Additionally, recorded liabilities related to deferred income taxes and other liabilities that may have an impact on liquidity and cash flow in future periods are excluded from the above table.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         Defined benefit pension obligations have been excluded from the above table. In 2003, U. S. Steel intends to merge its pension plan for union employees and its pension plan for nonunion employees. Preliminary valuations indicate that the merged plan will not require cash funding for the 2003 or 2004 plan years. Thereafter, annual funding requirements are broadly estimated to be $75 million per year. U. S. Steel may also make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years. Any such funding requirements could have an unfavorable impact on U. S. Steel's debt covenants, borrowing arrangements and cash flows. The funded status of U. S. Steel's pension plans is disclosed in
Note 12 to the Financial Statements in U. S. Steel's Annual Report on Form 10-K for the year ended December 31, 2002. Also, contributions to the trust administered by the USWA to assist National retirees with health care costs have been excluded from the above table as it is not possible to make an accurate prediction of cash requirements.

         The following table summarizes U. S. Steel's incremental commercial commitments resulting primarily from the National Acquisition and the Mining Sale, and the effect such commitments could have on U. S. Steel's liquidity and cash flow in future periods. These commitments are in addition to those disclosed on page 45 of U. S. Steel's Annual Report on Form 10-K for the year ended December 31, 2002.

(Dollars in millions)
----------------------------------------------------------------------------------------------------------------
                                                                Scheduled Reductions by Period
                                                                             2004           2006
                                                                            through        through       Beyond
Commercial Commitments                          Total          2003          2005           2007          2007
----------------------------------------------------------------------------------------------------------------
Standby letters of credit(a)                      14             -            14              -             -
Funded Trusts(a)                                   2             -             2              -             -
Guarantees of indebtedness of
  unconsolidated entities(a)                       7             2             3              -             2
Contingent liabilities:
 - Unconditional purchase obligations(b)         733            76           271            169           217
                                             ----------    ----------    ----------     ----------    ----------

   Total commercial commitments                  756            78           290            169           219
----------------------------------------------------------------------------------------------------------------

(a) Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b) Reflects contractual purchase commitments ("take or pay" arrangements) primarily for purchases of certain energy and coal sources, and computer programming services.

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

         U. S. Steel has been notified that it is a potentially responsible party (PRP) at 22 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of June 30, 2003. In addition, there are 18 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 37 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites,
U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

         On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a five mile section of the Grand Calumet River that runs through and beyond Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with the EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of July 15, 2003, project costs have amounted to $43.4 million with another $3.9 million presently projected to complete the project, over the next three months. Construction began in January 2002 on a Corrective Action Management Unit (CAMU) to contain the dredged material on company property and construction was completed in February 2003. The water treatment plant, specific to this project, was completed in November 2002, and placed into operation in March 2003. Phase 1 removal of PCB-contaminated sediment was completed in December 2002. Dredging resumed in February 2003 and will continue until dredging on the river is concluded, which is expected to occur in October 2003. Closure costs for the CAMU are estimated to be an additional $4.9 million.

         On March 11, 2003, Gary Works received a notice of violation from the EPA alleging construction of two desulfurization facilities without proper installation permitting. Negotiations began April 24, 2003, and the cost of settlement of this matter is currently indeterminable.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         In December 1995, U. S. Steel reached an agreement in principle with the EPA and the U.S. Department of Justice (DOJ) with respect to alleged Resource Conservation and Recovery Act (RCRA) violations at Fairfield Works. A consent decree was signed by U. S. Steel, the EPA and the DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel will pay a civil penalty of $1.0 million, implement two Supplemental Environmental Projects (SEPs) costing a total of $1.75 million and implement a RCRA corrective action at the facility. One SEP was completed during 1998. The second SEP was completed in 2003. As of February 22, 2000, the Alabama Department of Environmental Management assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of the EPA. The first Phase I RCRA Facility Investigation (RFI) work plan was approved for the site on September 16, 2002. Field sampling for the work plan commenced immediately after approval and will continue through the end of 2003. The cost to complete this study is estimated to be $770,000.

         On October 23, 1998, a final Administrative Order on Consent was issued by the EPA addressing Corrective Action for Solid Waste Management Units throughout Gary Works. This order requires U. S. Steel to perform an RFI and a Corrective Measure Study at Gary Works. The Current Conditions Report, U. S. Steel's first deliverable, was submitted to the EPA in January 1997 and was approved by the EPA in 1998. Phase I RFI work plans have been approved for the Coke Plant, the Process Sewers, and Background Soils at the site, along with the approval of one self-implementing interim stabilization measure and a corrective measure. Another eight Phase I RFI work plans have been submitted for EPA approval, thereby completing the Phase I requirement, along with two Phase II RFI work plans and one further self-implementing interim stabilization measure. The costs to complete these studies and corrective measures are estimated to be $4.8 million. Until the studies are completed, it is impossible to assess what additional expenditures will be necessary.

         On February 12, 1987, U. S. Steel and the PADER entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and the PADER reached agreement to amend the Consent Order. Under the amended Order,
U. S. Steel agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $10.3 million with another $1.3 million presently estimated to complete the project.

         Prior to U. S. Steel's acquisition of the Granite City, Great Lakes and Midwest facilities, the DOJ had filed against National Steel Corporation proofs of claim asserting noncompliance allegations under various environmental statutes, including the Clean Air Act, RCRA, the Clean Water Act, the Emergency Planning and Community Right to Know Act, CERCLA and the Toxic Substances Control Act at these three facilities. The EPA had conducted inspections of the facilities and entered into negotiations with National Steel Corporation toward resolving these allegations with a consent decree. U. S. Steel is currently engaged in discussions with the DOJ, the EPA and the State of Illinois related to the conditions previously noted at

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

these facilities. At Granite City Works, the EPA had determined that ditches and dewatering beds currently in operation were allegedly not in compliance with applicable waste oil management standards. Dredging of the ditches and dewatering beds is expected to cost $1.3 million. U. S. Steel is currently discussing with the EPA, the DOJ and the State of Illinois appropriate measures to investigate and remediate the ditches and dewatering beds. Air emissions from the steelmaking shop at Great Lakes are also under discussion. It has not been determined what, if any, corrective action may be necessary to address those emissions. Other, less significant issues are also under discussion, including Ferrous Chloride Solution handling at Granite City and Great Lakes, Spill Prevention Control and Countermeasures Plans at both facilities, RCRA training at Great Lakes and other waste handling issues.

         Prior to U. S. Steel's acquisition of the Great Lakes facility it had operated under a permit for indirect discharge of wastewater to the Detroit Water and Sewerage Department (DWSD). National had reported to the DWSD violations of effluent limitations, including mercury, contained in the facility's indirect discharge to the DWSD treatment plant and had entered into a consent order with the DWSD that required improvements in plant equipment to remedy the violations. The Great Lakes facility continues to operate under a DWSD permit for this discharge and anticipates spending approximately $2.9 million to improve operating equipment to come into compliance with discharge limits in the current DWSD permit.

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

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Outlook
-------
         Looking ahead, shipments for the Flat-rolled segment are expected to exceed 3.8 million tons in the third quarter. The third quarter average realized price is expected to improve slightly from the second quarter. Third quarter natural gas prices, while higher than in last year's third quarter, are expected to be slightly lower than in this year's second quarter. Also, costs in the fourth quarter will be negatively impacted by approximately $35 million for several major planned outages. For full-year 2003, Flat-rolled shipments are expected to approximate 13.0 million net tons.

         For the Tubular segment, third quarter shipments are projected to be up moderately, and the average realized price is expected to improve slightly from the second quarter. North American drilling activity picked up during the second quarter in response to higher energy prices, and continued improvements are anticipated during the remainder of 2003. Shipments for full-year 2003 are expected to be approximately 950,000 net tons. The new quench and temper line at Lorain Tubular commenced start-up early in the third quarter, and should reach full production capability by the end of the third quarter.

         USSK third quarter shipments are expected to be consistent with the second quarter of 2003. Shipments for the full year, from USSK and Sartid, are projected to be approximately 5.0 million net tons, and the third quarter average realized price is expected to decline back to levels approaching the first quarter due to softening markets as Europe enters its summer holiday season. In late June, USSK started up new continuous annealing and electrolytic tinning lines, which will more than double USSK's total annual tin capability to 375,000 net tons. Full production capability should be reached in early 2004.

         Straightline sales continue to increase and higher cost inventories are being reduced, but Straightline has not yet achieved the margins and volumes necessary for profitability. Straightline is implementing plans to further increase contract sales and inventory turnover rates, and to further reduce overhead and operating costs. As a result, Straightline results should improve in the second half.

         The National Acquisition and the new labor agreement with the United Steelworkers of America (USWA) covering all of U. S. Steel's domestic facilities provides U. S. Steel with an opportunity to achieve a major reduction in the cost structure of its domestic business. Near-term, U. S. Steel's operating focus is on achieving savings from its combined operating configuration, consolidating purchasing and raw materials sourcing, optimizing freight savings, and expanding U. S. Steel's comprehensive supply chain management system to support customers from the new facilities.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         In addition, U. S. Steel is aggressively realigning its represented and non-represented plant workforces. The Transition Assistance Program for USWA represented employees is underway, and eligible employees will decide by mid-August whether they elect to retire. As of August 8, 2003, over 2,000 represented employees have accepted the retirement offer. The majority of the employees who accepted the offer are expected to leave the workforce by the end of October, with the remainder departing by the end of the year. U. S. Steel also launched a domestic administrative cost reduction program, which was initiated in May with a 20 percent reduction in executive management.

         In total, savings from National operational synergies, workforce reductions at both U. S. Steel and former National plants, and administrative cost reduction programs are expected to exceed $400 million in annual repeatable cost savings. U. S. Steel expects to realize significant savings in the fourth quarter of 2003 and expects full implementation by year-end 2004. The future costs incurred by U. S. Steel for depreciation of the assets acquired from National and for retiree benefits for the U. S. Steel employees formerly employed by National will be approximately $200 million lower than National's historical costs for these items. These elements bring the total estimated annual reduction in U. S. Steel's combined domestic cost structure by year-end 2004 to over $600 million.

         In the second half of 2003, U. S. Steel will record a pre-tax charge, broadly estimated at $500 million, in connection with the planned workforce reductions under the Transition Assistance Program for union employees, of which approximately $115 million for early retirement incentives is expected to have a cash impact in 2003. The balance is pension and other postretirement benefits curtailment losses.

         U. S. Steel's underfunded benefit obligations for retiree medical and life insurance increased from $1.8 billion at year-end 2001 to $2.6 billion at year-end 2002. U. S. Steel estimates that its underfunded benefit obligation at year-end 2003 will be $2.8 billion as the favorable impact of the new labor agreement is offset by the inclusion of accruals for active employees at the acquired National facilities, a reduction in the discount rate, payments in 2003 out of the Voluntary Employee Benefit Association (VEBA) trust that U. S. Steel maintains for union retirees and the recognition of liabilities under the Coal Industry Retiree Health Benefit Act of 1992. OPEB expense is expected to increase to approximately $190 million in 2003, excluding one-time charges of approximately $50 million connected with the anticipated early retirements under the Transition Assistance Program for U. S. Steel union employees.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         Also, the funded status of the defined benefit pension plans declined from an overfunded position of $1.2 billion at year-end 2001 to an underfunded position of $0.4 billion at year-end 2002. With the expected workforce reduction and certain retirement rate assumption changes, the plan, after the merger discussed below, is expected to have a year-end 2003 underfunded position of approximately $0.7 billion. Pension costs are expected to increase to approximately $105 million in 2003, assuming the workforce reduction occurs at the end of September. This amount does not include expenses for defined contribution payments to the Steelworkers Pension Trust for former National union employees who join U. S. Steel, one-time charges related to early retirements under the Transition Assistance Program or charges related to the administrative workforce reduction. Future U. S. Steel represented employees will participate in the Steelworkers Pension Trust, and U. S. Steel anticipates that future non-union employees will participate in a defined contribution pension program. Costs for both of these future employee groups are not estimable and are not included in the amount disclosed above.

         During 2003, U. S. Steel intends to merge its two major defined benefit pension plans. Pension accounting rules may require that U. S. Steel increase the additional minimum liability that was recorded at year-end. This increase would result in a non-cash net charge against equity, which is currently estimated in a range of $500 million to $600 million. The actual amount of such charge will be determined based upon facts and circumstances on the measurement date. Therefore, the result could be materially different from the estimate above. Such differences could range from a reversal of the $748 million net charge against equity that was recorded in 2002 up to an additional charge substantially greater than the range estimated above. These entries will have no impact on income.

         Cash payments for retiree medical and life insurance in 2002 and 2001 totaled $212 million and $183 million, respectively. During 2002 and 2001, substantially all payments on behalf of union retirees were paid from the VEBA trust. U. S. Steel expects that all payments on behalf of union retirees will also be paid from the VEBA trust in 2003, but beginning in early 2004, corporate funds will be used for these payments. Corporate funds used for all retiree health and life benefits in 2004 and 2005, excluding multiemployer plan payments, are expected to total $230 million and $260 million, respectively.

         On June 18, 2003, U. S. Steel submitted an amended offer in the third round of bidding in the privatization process for Polskie Huty Stali S.A. (PHS), Poland's largest integrated steel producer. A senior Polish official has stated that the Polish government is seeking an investor to (i) restructure PHS debt which is expected to be in an amount between $350 million and $600 million, (ii) make a capital infusion of approximately $150 million and (iii) honor the commitments made by the Polish Government to the EU concerning PHS, the most significant of which include annual capability reductions to approximately 8.0 million tons, personnel reductions, and making certain specified capital investments. U. S. Steel broadly estimates the cost of capital projects required under the EU agreement to be between $300 million and $350 million through 2006. On July 14, 2003, U. S. Steel was advised that another bidder was granted exclusivity to negotiate a purchase of PHS. U. S. Steel remains interested in acquiring PHS and will continue to monitor developments closely.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         A wholly owned U. S. Steel subsidiary, U. S. Steel Balkan d.o.o. (USS Balkan), expects to purchase Serbian steel producer Sartid and six of its subsidiaries out of bankruptcy for a purchase price of $23 million in the third quarter of 2003. Sartid's production facilities include integrated facilities with annual raw steel design production capability of approximately 2.4 million net tons; however, only about a third of design capability is currently operational.

         In a related agreement, which will become effective upon the completion of the acquisition, USS Balkan committed to future spending of up to $150 million over five years for working capital and the repair, rehabilitation, improvement, modification and upgrade of the facilities. A portion of this spending is subject to certain conditions related to Sartid's commercial operations, cash flow and viability. In addition, USS Balkan has agreed to refrain from layoffs for a period of three years. Sartid has approximately 9,000 employees. The agreement requires USS Balkan to obtain the consent of the Serbian government prior to a sale, transfer or assignment of a controlling interest of Sartid within five years of the closing date. USS Balkan will conduct economic development activities over the course of three years and spend no less than $1.5 million on these efforts, and has agreed to support community, charitable and sport activities in a total amount of not less than $5 million during the three-year period following closing of the transaction.

          Legislation enacted in Indiana in April 2003 permits certain steel companies and refinery operations to claim additional depreciation on older facilities for Indiana property tax reporting. As a result of this legislation,
 U. S. Steel is projected to realize a reduction in Gary Works' property tax expenses of approximately $11 million in 2003 compared with 2002. This reduction does not fully address the detrimental impact of property taxes on Gary Works' competitive position, both when compared to competitors in Indiana and with other steel facilities in the United States and abroad.

          U. S. Steel continues to pursue the sale of its remaining mineral interests that are managed by Real Estate pursuant to a letter of intent, and the contribution of timber assets to an employee benefit plan. Both of these transactions are targeted for completion in 2003.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

          The preceding discussion contains forward-looking statements with respect to market conditions, operating costs, shipments and prices, National acquisition synergies, workforce reductions, administrative cost reductions, the new labor agreement, the merger of U. S. Steel's two major pension plans, potential acquisitions, tax relief and potential asset dispositions. Some factors, among others, that could affect 2003 market conditions, costs, shipments and prices for both domestic operations and USSK include product demand, prices and mix, global and company steel production levels, plant operating performance, the timing and completion of facility projects, natural gas prices and usage, changes in environmental, tax and other laws, the resumption of operation of steel facilities sold under the bankruptcy laws, and U.S. and European economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Additional factors that may affect USSK's results are foreign currency fluctuations and political factors in Europe that include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. Factors that may affect expected synergies from the National Acquisition include management's ability to successfully integrate the acquired National operations. Factors that may affect anticipated union workforce reductions include offer acceptance levels. Factors that may affect expected administrative cost reductions include management's ability to implement its cost reduction strategy. The amount of changes ultimately measured and recorded for workforce reductions could vary materially from those estimated depending on the census and timing of the curtailment, the assumptions used to measure the liabilities and various other factors. Factors that may affect the amount of net periodic benefit costs and the amount of any additional minimum liability include among others, pension fund investment performance, liability changes and interest rates. Cash funding requirements for pensions and other postretirement benefits depend upon various factors such as future asset performance, the level of interest rates used to measure ERISA minimum funding levels, medical cost inflation, the impacts of business acquisitions or sales, union negotiated changes and future government regulation. Whether either of the acquisitions described above will be implemented and the timing of such implementation will depend upon a number of factors, many of which are beyond the control of U. S. Steel. Factors that may impact the potential occurrence and timing of the acquisition of PHS include actions and decisions of the Polish government (which may be influenced by negotiations with another bidder), anti-monopoly review in several countries and negotiation of definitive documentation. The timing of the acquisition of Sartid will be affected by matters arising in Sartid's bankruptcy proceedings. Consummation of the sale of the mineral interests will depend upon a number of factors including regulatory approvals, negotiation of definitive documentation and the ability of the purchaser to arrange financing. Contribution of the timber assets to an employee benefit plan is contingent on and may be influenced by factors that include regulatory approvals. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2002, and in subsequent filings for U. S. Steel.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         Steel imports to the United States accounted for an estimated 21% of the domestic steel market in the first five months of 2003, 26% for the year 2002, and 24% for the year 2001.

         On July 11, 2003, a World Trade Organization (WTO) Settlement Dispute Panel issued its ruling on challenges filed against the action regarding steel imports taken by President Bush in March 2002 pursuant to Section 201 of the Trade Act of 1974, finding that the Section 201 action was in violation of WTO rules. The United States has announced that it will appeal the decision. The U.S. International Trade Commission (ITC) announced on March 5, 2003 that it has initiated a mid-term review of the Section 201 action. As required by statute, the ITC will submit to the President and Congress a report on the condition of the U.S. industry and the progress made by domestic producers to adjust to import competition. The ITC conducted hearings in July as part of the review. Also, on April 4, 2003, the ITC announced that, at the request of the House Committee on Ways and Means, it was instituting a general fact finding investigation under Section 332 of the Tariff Act of 1930 to examine the impact of the Section 201 tariffs on the domestic steel-consuming industries. The ITC held a hearing on the Section 332 investigation in June 2003. The ITC will provide the results of the mid-term review and the Section 332 investigation to the President in the same report on September 19, 2003, after which the President will decide whether to continue, adjust or terminate the relief. At the same time, the Bush Administration is continuing discussions at the Organization of Economic Cooperation and Development aimed at the reduction of inefficient steel production capacity and the elimination and limitation of certain subsidies to the steel industry throughout the world.

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

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         Definitive measures were announced on September 27, 2002, in a separate safeguard trade action commenced by the European Commission. In that proceeding, which is similar to the U.S. Section 201 proceedings, quota/tariff measures were announced relative to the import of certain steel products into the EU. USSK is impacted by the quota/tariff measures on four products: non-alloy hot-rolled coils, hot-rolled strip, hot-rolled sheet and cold-rolled flat products. Annual shipment quotas were set for all four products. The shipment quotas on all products, other than non-alloy hot-rolled coils, are country-specific. The hot-rolled coil quota is a global quota. The annual hot-rolled coil quota was effectively exhausted on July 29, 2003. Accordingly, a 15.7% tariff will be imposed on hot-rolled coils shipped into the EU from that date until the quota expires on September 28, 2003, the anniversary date of the imposition of the measures. It is highly unlikely that Slovakia's country-specific quotas for hot-rolled sheet, hot-rolled strip and/or cold-rolled flat products will be exceeded prior to September 28, 2003. If such quotas are exceeded, however, a 23.4% tariff would be imposed. On September 29, 2003, new annual quotas, set at 5% above the first year quotas, will go into effect. The EU safeguard measures are scheduled to expire on March 28, 2005. However, these measures will cease to impact USSK at such time that Slovakia becomes a member of the EU. Slovakia has been accepted for membership in the EU and entry is expected to occur in May 2004.

         Safeguard measures similar to those in effect in the EU were imposed by Poland (on March 8, 2003) and Hungary (on March 28, 2003). On April 30, 2003, the Czech Republic's Trade Ministry published its decision dismissing the safeguard proceedings commenced in that country, based upon its conclusion that the conditions for the imposition of such measures were not met. That decision is final and cannot be appealed. The impact on USSK of these trade actions in the EU and Central Europe cannot be predicted at this time. However, in light of market opportunities elsewhere; and USSK's experience operating under these safeguard measures, it appears unlikely that these matters will have a material adverse effect on USSK's operating profit in 2003.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Accounting Standards
--------------------

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 established a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. U. S. Steel adopted this Statement effective January 1, 2003. See Note 6 to Selected Notes to Financial Statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosure to be made by a guarantor about obligations under certain guarantees that it has issued. It also clarifies that at the inception of a guarantee, the company must recognize liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were adopted for the 2002 annual financial statements. U. S. Steel is applying the remaining provisions of the Interpretation prospectively as required.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. U. S. Steel adopted the annual disclosure provisions of SFAS No. 148 for the annual financial statements and adopted the interim provisions effective with the second quarter of 2003. U. S. Steel is not changing to the fair value based method of accounting for stock-based employee compensation; therefore, the transition provisions are not applicable.

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

         In April 2003, the FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain outlined exceptions. This Statement was adopted with no initial impact.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring these instruments be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in the Statement is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement was adopted with no initial impact.

                         UNITED STATES STEEL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      -------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
         Sensitivity analyses of the incremental effects on pretax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of June 30, 2003, are provided in the following table(a):

                                                                                        Incremental Decrease in
                                                                                      Income Before Income Taxes
                                                                                        Assuming a Hypothetical
                                                                                          Price Decrease of:

(Dollars in millions)                                                                       10%          25%
----------------------------------------------------------------------------------------------------------------
Commodity-Based Derivative Instruments

        Zinc  ......................................................................        1.8          4.5

        Tin   ......................................................................        0.3          0.7

      (a) With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effects on pretax income of hypothetical 10% and 25% decreases in closing commodity prices for each open contract position at June 30, 2003. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to June 30, 2003, may cause future pretax income effects to differ from those presented in the table.

                         UNITED STATES STEEL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      -------------------------------------

Interest Rate Risk
------------------
         U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in June 30, 2003, interest rates on the fair value of U. S. Steel's non-derivative financial instruments is provided in the following table:

(Dollars in millions)
------------------------------------------------------------------------------------------------------------------------------
As of June 30, 2003
                                                                                                                Incremental
                                                                                                                Increase in
Non-Derivative                                                                                 Fair                Fair
Financial Instruments(a)                                                                       Value              Value(b)
------------------------------------------------------------------------------------------------------------------------------
Financial assets:
   Investments and
     long-term receivables .............................................................       $   22               $ -
------------------------------------------------------------------------------------------------------------------------------
Financial liabilities:
   Long-term debt(c)(d).................................................................       $1,778               $80
------------------------------------------------------------------------------------------------------------------------------

(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at June 30, 2003, on the fair value of U. S. Steel's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of U. S. Steel's long-term debt at June 30, 2003.
(c)  Includes amounts due within one year.
(d) Fair value was based on market prices or estimated borrowing rates for financings with similar maturities.

         At June 30, 2003, U. S. Steel's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $80 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However,
U. S. Steel's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel's results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

                         UNITED STATES STEEL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      ------------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
         U. S. Steel, primarily through USSK, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro and Slovak koruna. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At June 30, 2003, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $17.8 million) and Slovak koruna (total notional value of approximately $37.7 million). A 10% increase in the June 30, 2003 euro forward rates would result in a $5.2 million charge to income.

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

                         UNITED STATES STEEL CORPORATION
                             CONTROLS AND PROCEDURES
                      ------------------------------------

Disclosure Controls and Procedures
-----------------------------------
         U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is:(1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, U. S. Steel's disclosure controls and procedures were effective.

Internal Controls
-----------------
         As of June 30, 2003, there have not been any significant changes in U.
S. Steel's internal control over financial reporting or in other factors that could significantly affect that control.

                         UNITED STATES STEEL CORPORATION
                       SUPPLEMENTAL STATISTICS (UNAUDITED)
                    ----------------------------------------

                                                                                        Second Quarter Six Months
                                                                                Ended June 30                 Ended June 30
(Dollars in millions)                                                       2003            2002           2003          2002
------------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
Flat-rolled Products ...............................................      $   (68)       $   (26)       $  (108)       $  (100)
Tubular Products ...................................................           (4)             6             (9)             9
U. S. Steel Kosice .................................................           67             26            131             25
Straightline .......................................................          (18)            (9)           (33)           (17)
Real Estate ........................................................           17             12             30             22
Other Businesses ...................................................           12             23            (24)            12
                                                                          -------        -------        -------        -------
Income (Loss) from Operations before items not allocated to segments            6             32            (13)           (49)
   ITEMS NOT ALLOCATED TO SEGMENTS:
    Litigation items ...............................................            -              -            (25)             9
    Asset impairments ..............................................          (11)           (14)           (11)           (14)
    Pension settlement loss ........................................            -            (10)             -            (10)
    Costs related to Fairless shutdown .............................            -              -              -             (1)
    Income from sale of coal seam gas interests ....................           34              -             34              -
    Gain on sale of coal mining assets .............................           13              -             13              -
    Federal excise tax refund ......................................            -             33              -             33
    Insurance recoveries related to USS-POSCO fire .................            -              6              -             18
                                                                          -------        -------        -------        -------
       Total Income (Loss) from Operations .........................      $    42        $    47        $    (2)       $   (14)
CAPITAL EXPENDITURES
   Flat-rolled Products ............................................      $    21        $     6        $    32        $    17
   Tubular Products ................................................           16             10             38             15
   U. S. Steel Kosice ..............................................           22             17             42             34
   Straightline ....................................................            -              2              1              5
   Real Estate .....................................................            -              1              -              1
   Other Businesses ................................................           10             12             19             32
                                                                          -------        -------        -------        -------
       Total .......................................................      $    69        $    48        $   132        $   104
OPERATING STATISTICS
   Average realized price: ($/net ton)(a)
       Flat-rolled Products ........................................      $   420        $   402        $   420        $   390
       Tubular Products ............................................          644            636            641            638
       U. S. Steel Kosice ..........................................          369            257            355            252
   Steel Shipments:(a)(b)
       Flat-rolled Products ........................................        3,202          2,571          5,638          4,902
       Tubular Products ............................................          211            217            417            405
       U. S. Steel Kosice ..........................................        1,218          1,105          2,408          1,861
   Raw Steel-Production:(b)
       Domestic Facilities .........................................        3,338          2,998          6,233          5,904
       U. S. Steel Kosice ..........................................        1,203          1,191          2,403          2,108
   Raw Steel-Capability Utilization:(c)
       Domestic Facilities .........................................         84.5%          93.9%          87.7%          93.0%
       U. S. Steel Kosice ..........................................         96.5%          95.5%          96.9%          85.0%
   Domestic iron ore shipments(b)(d) ...............................        5,249          5,059          7,066          7,348
   Domestic coke shipments(b)(d) ...................................        1,360          1,356          2,669          2,520
                                                                          -------        -------        -------        -------

--------------
      (a)   Excludes intersegment transfers.
      (b)    Thousands of net tons.
      (c) Based on annual raw steel production capability of 12.8 million net tons prior to May 20, 2003 and 19.4 million net tons thereafter for domestic facilities and 5.0 million net tons for U. S. Steel Kosice.
      (d)    Includes intersegment transfers.

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

         On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a five mile section of the Grand Calumet River that runs through and beyond Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with the EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of July 15, 2003, project costs have amounted to $43.4 million with another $3.9 million presently projected to complete the project, over the next three months. Construction began in January 2002 on a Corrective Action Management Unit (CAMU) to contain the dredged material on company property and construction was completed in February 2003. The water treatment plant, specific to this project, was completed in November 2002, and placed into operation in March 2003. Phase 1 removal of PCB-contaminated sediment was completed in December 2002. Dredging resumed in February 2003 and will continue until dredging on the river is concluded, which is expected to occur in October 2003. Closure costs for the CAMU are estimated to be an additional $4.9 million.

         On March 11, 2003, Gary Works received a notice of violation from the EPA alleging construction of two desulfurization facilities without proper installation permitting. Negotiations began April 24, 2003, and the cost of settlement of this matter is currently indeterminable.

----------------------------------------

         In December 1995, U. S. Steel reached an agreement in principle with the EPA and the U.S. Department of Justice (DOJ) with respect to alleged Resource Conservation and Recovery Act (RCRA) violations at Fairfield Works. A consent decree was signed by U. S. Steel, the EPA and the DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel will pay a civil penalty of $1.0 million, implement two Supplemental Environmental Projects (SEPs) costing a total of $1.75 million and implement a RCRA corrective action at the facility. One SEP was completed during 1998. The second SEP was completed in 2003. As of February 22, 2000, the Alabama Department of Environmental Management assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of the EPA. The first Phase I RCRA Facility Investigation (RFI) work plan was approved for the site on September 16, 2002. Field sampling for the work plan commenced immediately after approval and will continue through the end of 2003. The cost to complete this study is estimated to be $770,000.

         On October 23, 1998, a final Administrative Order on Consent was issued by the EPA addressing Corrective Action for Solid Waste Management Units throughout Gary Works. This order requires U. S. Steel to perform an RFI and a Corrective Measure Study at Gary Works. The Current Conditions Report, U. S. Steel's first deliverable, was submitted to the EPA in January 1997 and was approved by the EPA in 1998. Phase I RFI work plans have been approved for the Coke Plant, the Process Sewers, and Background Soils at the site, along with the approval of one self-implementing interim stabilization measure and a corrective measure. Another eight Phase I RFI work plans have been submitted for EPA approval, thereby completing the Phase I requirement, along with two Phase II RFI work plans and one further self-implementing interim stabilization measure. The costs to complete these studies and corrective measures are estimated to be $4.8 million. Until the studies are completed, it is impossible to assess what additional expenditures will be necessary.

         On February 12, 1987, U. S. Steel and the PADER entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and the PADER reached agreement to amend the Consent Order. Under the amended Order,
U. S. Steel agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $10.3 million with another $1.3 million presently estimated to complete the project.

         Prior to U. S. Steel's acquisition of the Granite City, Great Lakes and Midwest facilities, the DOJ had filed against National Steel Corporation proofs of claim asserting noncompliance allegations under various environmental statutes, including the Clean Air Act, RCRA, the Clean Water Act, the Emergency Planning and Community Right to Know Act, CERCLA and the Toxic Substances Control Act at these three facilities. The EPA had conducted inspections of the facilities and entered into negotiations with National Steel Corporation toward resolving these allegations with a consent decree. U. S. Steel is currently engaged in discussions with the DOJ, the EPA and the State of Illinois related to the conditions previously noted at these facilities. At Granite City Works, the EPA had determined that ditches and dewatering beds currently in operation were allegedly not in compliance with

----------------------------------------

applicable waste oil management standards. Dredging of the ditches and dewatering beds is expected to cost $1.3 million. U. S. Steel is currently discussing with the EPA, the DOJ and the State of Illinois appropriate measures to investigate and remediate the ditches and dewatering beds. Air emissions from the steelmaking shop at Great Lakes are also under discussion. It has not been determined what, if any, corrective action may be necessary to address those emissions. Other, less significant issues are also under discussion, including Ferrous Chloride Solution handling at Granite City and Great Lakes, Spill Prevention Control and Countermeasures Plans at both facilities, RCRA training at Great Lakes and other waste handling issues.

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

         These cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos contained in a U. S. Steel electric cable product or to asbestos on U. S. Steel's premises; approximately 200 plaintiffs allege they are suffering from mesothelioma. In many cases, the plaintiffs cannot demonstrate that they have suffered any compensable loss as a result of such exposure or that any injuries they have incurred did in fact result from such exposure. Virtually all asbestos cases seek money damages from multiple defendants. U. S. Steel is unable to provide meaningful disclosure about the total amount of such damages alleged in these cases for the following reasons:
(1) many cases do not claim a specific demand for damages, or contain a demand that is stated only as being in excess of the minimum jurisdictional limit of the relevant court; (2) even where there are specific demands for damages, there is no meaningful way to determine what amount of the damages would or could be assessed against any particular defendant; (3) plaintiffs' lawyers often allege the same amount of damages irrespective of the specific harm that has been alleged, even though the ultimate outcome of any claim may depend upon the actual disease, if any, that the plaintiff is able to prove and the actual exposure, if any, to the U. S. Steel product or the duration of exposure, if any, on U. S. Steel's premises. U. S. Steel believes the amount of any damages alleged in the complaints initially filed in these cases is not relevant in assessing its potential liability.

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

----------------------------------------

         U. S. Steel also litigates cases to verdict where it believes that litigation is appropriate. Until March 2003, U. S. Steel was successful in all asbestos cases that it tried to final judgment. On March 28, 2003, a jury in Madison County, Illinois returned a verdict against U. S. Steel for $50 million in compensatory damages and $200 million in punitive damages. The plaintiff, an Indiana resident, alleged he was exposed to asbestos while working as a U. S. Steel employee at Gary Works in Gary, Indiana from 1950 to 1981 and that he suffers from mesothelioma as a result. U. S. Steel believes the plaintiff's exclusive remedy was provided by the Indiana workers' compensation law and that this issue and other errors at trial would have enabled U. S. Steel to succeed on appeal. However, in order to avoid the delay and uncertainties of further litigation and having to post an appeal bond equal to the amount of the verdict and to allow U. S. Steel to actively pursue its current acquisition activities and other strategic initiatives, U. S. Steel settled this case and the settlement was reflected in financial results for the first quarter of 2003.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of shareholders was held on April 29, 2003.

       At least 94.6 percent of the votes cast by U. S. Steel shareholders approved the elections of J. Gary Cooper, Frank J. Lucchino, Seth E. Schofield and John P. Surma to serve three-year terms as Class II directors. Continuing as Class III directors for a term expiring in 2004 are Robert J. Darnall, Roy G. Dorrance, John G. Drosdick and Charles R. Lee. Continuing as Class I directors for a term expiring in 2005 are Dr. Shirley Ann Jackson, Dan D. Sandman, Thomas
J. Usher and Douglas C. Yearley.

       Stockholders also elected PricewaterhouseCoopers LLC (PwC) as independent accountant with a favorable vote of approximately 94.4 percent.

----------------------------------------

       Stockholders approved an amendment to U. S. Steel's certificate of incorporation to increase the authorized shares of common stock to 400 million shares and preferred stock to 40 million shares. The results of the vote were as follows:

             ------------------------------ -----------------
                                                 Number
                                                of Votes
             ------------------------------ -----------------
             ------------------------------ -----------------
             For                               58,365,327
             ------------------------------ -----------------
             Against                           16,128,012
             ------------------------------ -----------------
             Abstained                            667,805
             ------------------------------ -----------------
             Broker Non-votes                  17,740,369
             ------------------------------ -----------------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBITS

              10.1 Credit Agreement dated as of May 20, 2003 among United States Steel Corporation, the Lenders Party thereto, the LC Issuing Banks Party thereto, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent, Co-Syndication Agent and Swingline Lender, and General Electric Capital Corporation, as Co-Collateral Agent and Co-Syndication Agent

              10.2 Security Agreement dated as of May 20, 2003 among United States Steel Corporation and JPMorgan Chase Bank, as Collateral Agent

              10.3 Intercreditor Agreement dated as of May 20, 2003 by and among JPMorgan Chase Bank, as a Funding Agent, The Bank of Nova Scotia, as a Funding Agent and as Receivables Collateral Agent, JPMorgan Chase Bank, as Lender Agent, U.
                      S. Steel Receivables LLC, as Transferor, and United States Steel Corporation, as Originator, as Initial Servicer and as Borrower

              12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

              12.2    Computation of Ratio of Earnings to Fixed Charges

              31.1 Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              31.2 Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

----------------------------------------

              32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

           * Form 8-K dated May 13, 2003, reporting under Item 9. Regulation FD Disclosure, that U. S. Steel is furnishing information for the May 13, 2003 press release titled "U. S. Steel Increases Consent Fee Relating to Its 10 3/4% Senior Notes Due August 1, 2008."

           * Form 8-K dated May 14, 2003, reporting under Item 9. Regulation FD Disclosure, that U. S. Steel is furnishing information for the May 14, 2003 press release titled "United States Steel Corporation Prices $450 Million 9 3/4% Senior Notes Due 2010."

----------------------------------------

              Form 8-K dated May 20, 2003, reporting under Item 2. Acquisition or Disposition of Assets, that U. S. Steel completed the acquisition of substantially all of the integrated steel assets of National Steel Corporation and under Item 5. Other Events, that U.
              S. Steel completed the sale of $450 million of 9-3/4% Senior Notes due 2010.

              Form 8-K dated June 30, 2003, reporting under Item 2. Acquisition or Disposition of Assets, that U. S. Steel completed the sale of the mines and related assets of U. S. Steel Mining Company, LLC.

           * Form 8-K dated July 1, 2003, reporting under Item 9. Regulation FD Disclosure, that U. S. Steel is furnishing information for the July 1, 2003 press release titled "U. S. Steel Completes Sale of Mining Company Assets."

           * Form 8-K dated August 4, 2003, reporting under Item 12. Results of Operations and Financial Condition, that U. S. Steel is furnishing information in the August 4, 2003 U. S. Steel Earnings Release.

              -----------------------------------------------------------------
              * Reports submitted to the Securities and Exchange Commission under Item 9 and Item 12. Pursuant to General Instruction B of Form 8-K, the reports submitted under Items 9 and 12 are not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liabilities of that section. U. S. Steel is not incorporating, and does not intend to incorporate, by reference these reports into a filing under the Securities Act or the Exchange Act.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

           UNITED STATES STEEL CORPORATION


           By /s/ Larry G. Schultz
              --------------------
               Larry G. Schultz
               Vice President & Controller

August 12, 2003


WEB SITE POSTING

         This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.