Form 10-Q
period 2003-09-30
UNITED STATES STEEL CORP
filed 2003-11-07
CIK 1163302

                               UNITED STATES
                          SECURITIES AND EXCHANGE
                                COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 2003

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

Common stock outstanding at October 31, 2003 - 103,277,374 shares

                         UNITED STATES STEEL CORPORATION
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                    -----------------------------------------

                                       INDEX                        Page
                                       -----                        ----
PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements:

               Statement of Operations (Unaudited)                   3

               Balance Sheet (Unaudited)                             5

               Statement of Cash Flows (Unaudited)                   6

               Selected Notes to Financial Statements                7
               (Unaudited)

               Ratio of Earnings to Combined Fixed Charges
               and Preferred Stock Dividends and Ratio of
               Earnings to Fixed Charges                            33

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                           34

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk                                          65

       Item 4. Controls and Procedures                              68

               Supplemental Statistics                              69

PART II - OTHER INFORMATION


       Item 1.  Legal Proceedings                                   70

       Item 6.  Exhibits and Reports on Form 8-K                    75

       SIGNATURE                                                    76

       WEB SITE POSTING                                             77

Part I - Financial Information:

                         UNITED STATES STEEL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                  Third Quarter   Nine Months
                                                     Ended           Ended
                                                  September 30    September 30
(Dollars in millions, except per share amounts)   2003    2002    2003    2002
------------------------------------------------------------------------------

REVENUES AND OTHER INCOME:
 Revenues                                       $2,267  $1,648  $5,993  $4,381
 Revenues from related parties                     239     257     722     716
 Income (loss) from investees                       (2)      2     (10)     11
 Net gains on disposal of assets                     4       2      27       7
 Other income                                        -       5      45      40
                                                 -----   -----   -----   -----
   Total revenues and other income               2,508   1,914   6,777   5,155
                                                 -----   -----   -----   -----
COSTS AND EXPENSES:
 Cost of revenues (excludes items shown below)   2,743   1,611   6,566   4,518
 Selling, general and administrative expenses      319      74     590     245
 Depreciation, depletion and amortization          140      89     317     266
                                                 -----   -----   -----   -----
   Total costs and expenses                      3,202   1,774   7,473   5,029
                                                 -----   -----   -----   -----
INCOME (LOSS) FROM OPERATIONS                     (694)    140    (696)    126
Net interest and other financial costs              26      32     106      85
                                                 -----   -----   -----   -----
INCOME (LOSS) BEFORE INCOME TAXES,
 EXTRAORDINARY LOSS AND CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE                (720)    108    (802)     41
Provision (benefit) for income taxes              (366)      2    (418)     (9)
                                                 -----   -----   -----   -----
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                        (354)    106    (384)     50
Extraordinary loss, net of tax                       -       -     (52)      -
Cumulative effect of change in accounting
 principle, net of tax                               -       -      (5)      -
                                                 -----   -----   -----   -----
NET INCOME (LOSS)                                 (354)    106    (441)     50
Dividends on preferred stock                        (4)      -     (11)      -
                                                 -----   -----   -----   -----
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK     $(358)  $ 106   $(452)  $  50
                                                 =====   =====   =====   =====








Selected notes to financial statements appear on pages 7-32.

                         UNITED STATES STEEL CORPORATION
                 STATEMENT OF OPERATIONS (Continued) (Unaudited)
                                COMMON STOCK DATA
                ------------------------------------------------

                                                Third Quarter      Nine Months
                                                   Ended             Ended
                                                September 30      September 30
(Dollars in millions, except per share amounts) 2003     2002     2003    2002
-------------------------------------------------------------------------------

COMMON STOCK DATA:
 Per share - basic and diluted:
  Income (loss) before extraordinary loss and
   cumulative effect of change in
   accounting principle                       $(3.47)  $ 1.04   $(3.84)  $ .52
  Extraordinary loss, net of tax                   -        -     (.50)      -
  Cumulative effect of change in accounting
   principle, net of tax                           -        -     (.05)      -
                                              ------   ------   ------  ------
  Net income (loss)                           $(3.47)  $ 1.04   $(4.39)  $ .52
                                              ======   ======   ======  ======
 Weighted average shares, in thousands
 - Basic                                     103,321  101,926  103,096  95,767
 - Diluted                                   103,321  101,926  103,096  95,769

 Dividends paid per share                      $ .05   $  .05    $ .15   $ .15

PRO FORMA AMOUNTS ASSUMING CHANGE IN
 ACCOUNTING PRINCIPLE WAS APPLIED
 RETROACTIVELY:
 Income (loss) before extraordinary loss
  and cumulative effect of change in
  accounting principle, as reported            $(354)  $  106    $(384)  $  50
 SFAS No. 143 pro forma effect                     -       (1)       5      (2)
                                              ------   ------   ------  ------
 Income (loss) before extraordinary loss
  and cumulative effect of change in
  accounting principle, adjusted               $(354)  $  105    $(379)  $  48
  Per share adjusted - basic and diluted       (3.47)    1.03    (3.80)    .50
 Net income (loss) adjusted                     (354)     105     (431)     48
  Per share adjusted - basic and diluted       (3.47)    1.03    (4.30)    .50


















Selected notes to financial statements appear on pages 7-32.

                         UNITED STATES STEEL CORPORATION
                            BALANCE SHEET (Unaudited)
                         -------------------------------
                                                  September 30 December 31
(Dollars in millions)                                 2003        2002
--------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                         $   160     $   243
 Receivables, less allowance of $129 and $57         1,126         796
 Receivables from related parties                      148         138
 Inventories                                         1,394       1,030
 Deferred income tax benefits                          203         217
 Other current assets                                   35          16
                                                    ------      ------
   Total current assets                              3,066       2,440
Investments and long-term receivables,
 less allowance of $3 and $2                           303         341
Long-term receivables from related parties               6           6
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $7,089 and $7,095                                   3,367       2,978
Pension asset                                        1,518       1,654
Intangible pension asset                               374         414
Other intangible assets, net                            39           -
Deferred income tax benefits                           366           -
Other noncurrent assets                                202         144
                                                    ------      ------
   Total assets                                    $ 9,241     $ 7,977
                                                    ======      ======
LIABILITIES
Current liabilities:
 Accounts payable                                  $   940     $   677
 Accounts payable to related parties                    72          90
 Payroll and benefits payable                          420         254
 Accrued taxes                                         344         281
 Accrued interest                                       49          44
 Long-term debt due within one year                     28          26
                                                    ------      ------
   Total current liabilities                         1,853       1,372
Long-term debt, less unamortized discount            1,853       1,408
Deferred income taxes                                    2         223
Employee benefits                                    3,539       2,601
Deferred credits and other liabilities                 349         346
                                                    ------      ------
   Total liabilities                                 7,596       5,950
                                                    ------      ------
Contingencies and commitments (See Note 23)              -           -
STOCKHOLDERS' EQUITY
Preferred stock -
 7% Series B Mandatory Convertible
 Preferred issued - 5,000,000 shares
 and -0- shares (no par value, liquidation
 preference $50 per share)                             231           -
Common stock issued - 103,296,600 shares and
102,485,246 shares                                     103         102
Additional paid-in capital                           2,679       2,689
Retained earnings (deficit)                           (399)         42
Accumulated other comprehensive loss                  (968)       (803)
Deferred compensation                                   (1)         (3)
                                                    ------      ------
   Total stockholders' equity                        1,645       2,027
                                                    ------      ------
   Total liabilities and stockholders' equity      $ 9,241     $ 7,977
                                                    ======      ======

Selected notes to financial statements appear on pages 7-32.

                         UNITED STATES STEEL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                          Nine Months
                                                             Ended
                                                          September 30
(Dollars in millions)                                    2003      2002
-----------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)                                      $  (441)  $   50
Adjustments to reconcile to net cash provided from
 operating activities:
  Extraordinary loss, net of tax                            52        -
  Cumulative effect of change in accounting principle,       5        -
  net of tax
  Depreciation, depletion and amortization                 317      266
  Pensions and other postretirement benefits               638      (35)
  Deferred income taxes                                   (408)     (12)
  Net gains on disposal of assets                          (27)      (7)
  Income from sale of coal seam gas interests              (34)       -
  Loss (income) from equity investees and distributions     35        -
  received
  Changes in:
   Current receivables
   - sold                                                  190      320
   - repurchased                                          (190)    (320)
   - operating turnover                                    (74)    (228)
   Inventories                                             123      (97)
   Current accounts payable and accrued expenses           266      193
 All other - net                                          (120)     (54)
                                                        ------   ------
   Net cash provided from operating activities             332       76
                                                        ------   ------
INVESTING ACTIVITIES:
Capital expenditures                                      (205)    (150)
Acquisition - National Steel Corporation assets           (873)       -
            - U. S. Steel Balkan                            (6)       -
            - U. S. Steel Kosice                           (37)     (38)
Disposal of assets                                          76       12
Sale of coal seam gas interests                             34        -
Restricted cash - withdrawals                               42        3
                - deposits                                 (93)     (60)
Investees  - investments                                    (4)     (15)
           - loans and advances                              -       (3)
           - repayments of loans and advances                1        7
                                                        ------   ------
   Net cash used in investing activities                (1,065)    (244)
                                                        ------   ------
FINANCING ACTIVITIES:
Issuance of long-term debt, net of deferred financing      427        -
costs
Repayment of long-term debt                                 (3)     (31)
Settlement with Marathon Oil Corporation                     -      (54)
Preferred stock issued                                     242        -
Common stock issued                                         11      223
Dividends paid                                             (26)     (14)
                                                        ------   ------
   Net cash provided from financing activities             651      124
                                                        ------   ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (1)       2
                                                        ------   ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (83)     (42)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             243      147
                                                        ------   ------
CASH AND EQUIVALENTS AT END OF PERIOD                   $  160   $  105
                                                        ======   ======
Cash used in operating activities included:
 Interest and other financial costs paid (net of
  amount capitalized)                                   $ (107)  $ (105)
 Income taxes paid to tax authorities                       (3)      (4)

Selected notes to financial statements appear on pages 7-32.

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

    2. United States Steel Corporation (U. S. Steel) is engaged domestically in the production, sale and transportation of steel mill products, coke and taconite pellets (iron ore); steel mill products distribution; the management of mineral resources; the management and development of real estate; and engineering and consulting services and, through U. S. Steel Kosice (USSK) and U. S. Steel Balkan (USSB) in the Slovak Republic and Serbia, respectively, in the production and sale of steel mill products and coke primarily for the central and western European markets. As reported in Note 5, until June 30, 2003, U. S. Steel was also engaged in the mining, processing and sale of coal.

    3. On May 20, 2003, U. S. Steel acquired substantially all of the integrated steelmaking assets of National Steel Corporation (National). The facilities acquired include two integrated steel plants, Granite City in Granite City, Illinois and Great Lakes, in Ecorse and River Rouge, Michigan; the Midwest finishing facility in Portage, Indiana; ProCoil, a steel-processing facility in Canton, Michigan; a 50% equity interest in Double G Coatings, L.P. near Jackson, Mississippi; a taconite pellet operation near Keewatin, Minnesota; and the Delray Connecting Railroad. The acquisition of National's assets has made U. S. Steel the largest steel producer in North America and has strengthened U. S. Steel's overall position in providing value-added products to the automotive, container and construction markets. Results of operations include the operations of National from May 20, 2003.

          The aggregate purchase price for National's assets was $1,269 million, consisting of $839 million in cash and the assumption or recognition of $430 million in liabilities. The $839 million in cash reflects $844 million paid to National at closing and transaction costs of $29 million, less a working capital adjustment of $34 million in accordance with the terms of the Asset Purchase Agreement. The working capital adjustment was collected in October 2003. The opening balance sheet reflects certain direct obligations of National assumed by U. S. Steel and certain employee benefit liabilities for employees hired from National resulting from the new labor agreement with the United Steelworkers of America (USWA). The new labor agreement and these liabilities are discussed in more detail below.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    3.   (Continued)

               In connection with the acquisition of National's assets, U. S. Steel reached a new labor agreement with the USWA, which covers employees at the U. S. Steel facilities and the acquired National facilities. The agreement was ratified by the USWA membership in May 2003, expires in 2008 and provides for a workforce restructuring through a Transition Assistance Program (TAP). U. S. Steel calculated the estimated fair value of the obligations recorded for benefits granted under the labor agreement to former active National employees represented by the USWA and hired by U. S. Steel. The liabilities included $145 million for future retiree medical and retiree life costs, $17 million related to future payments for employees who participate in the TAP, and $24 million for accrued vacation benefits. U. S. Steel also recognized a $17 million liability related to two irrevocable cash contributions to be made to the Steelworkers Pension Trust (SPT) in 2003 and 2004 based on the number of National's represented employees as of the date of the acquisition, less the number of these employees estimated to participate in the TAP. The SPT is a multiemployer pension plan to which U. S. Steel will make contributions for all former National represented employees who join U. S. Steel and, after July 1, 2003, for all new U. S. Steel employees represented by the USWA.

          The following is a summary of the allocation of the purchase price to the assets acquired and liabilities assumed or recognized based on their fair market values. Appraisals were obtained for inventory; property, plant and equipment; intangible assets and other noncurrent assets. Based on the appraisals, the fair value of the net assets acquired were in excess of the purchase price, resulting in negative goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations," the negative goodwill was allocated as a pro rata reduction to the amounts that would have otherwise been assigned to the acquired noncurrent assets, based on their relative fair values.

                                                       Allocated
                                                       Purchase Price
                                                      ---------------
Acquired assets:                                       (In millions)
  Accounts receivable                                    $  222
  Inventory                                                 500
  Other current assets                                       22
  Property, plant & equipment                               480
  Intangible assets                                          42
  Other noncurrent assets                                     3
                                                         ------
     Total assets                                         1,269
                                                         ------
Acquired liabilities:
  Accounts payable                                          157
  Payroll and benefits payable                               57
  Other current liabilities                                  30
  Employee benefits                                         150
  Other noncurrent liabilities                               36
                                                         ------
     Total liabilities                                      430
                                                         ------
 Purchase price-cash                                     $  839
                                                         ======

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    3.   (Continued)


    Refinements  to  the allocated purchase price are expected  to  be  made  as additional information becomes available, primarily relating to environmental contingencies. These contingencies were identified as of the closing of the transaction and include matters that are currently being negotiated with government agencies, and matters for which technical studies are being completed. Relevant information that is required to finalize the determination of the fair value of environmental liabilities for opening balance sheet purposes is expected to be received by May 2004.

          The $42 million of intangible assets is primarily comprised of proprietary software with a weighted average useful life of approximately 6 years. U. S. Steel recognized $2 million and $3 million, respectively, of amortization expense in the third quarter and nine months of 2003 related to these intangible assets.

          The following unaudited pro forma data for U. S. Steel includes the results of operations of National as if it had been acquired at the beginning of the periods presented, including the effects of the new labor agreement as it pertains to the former National facilities and the financings incurred to fund the acquisition. (See Notes 17 and 21.) The unaudited pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                                               Pro Forma     Pro Forma
                                              Nine Months  Third Quarter
                                                 Ended         Ended
                                             September 30   September 30
(In millions, except per share data)         2003    2002        2002
----------------------------------------------------------------------
Revenues and other income                 $ 7,783 $ 7,067    $  2,573
Income (loss) before extraordinary loss
loss and cumulative effect of change
in accounting principle                      (378)     60         137
Per share - basic                           (3.79)    .49        1.30
          - diluted                         (3.79)    .49        1.13
Net income (loss), applicable to             (450)     47         132
 commmon stock
Per share - basic                           (4.37)    .49        1.30
          - diluted                         (4.37)    .49        1.13

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    4.   On September 12, 2003, USSB, a wholly owned Serbian subsidiary of
    U. S. Steel, acquired Sartid a.d. (In Bankruptcy), an integrated steel company majority-owned by the Government of the Union of Serbia and Montenegro, and certain of its subsidiaries (collectively "Sartid") out of bankruptcy. Sartid, headquartered in the Republic of Serbia, primarily manufactures hot-rolled, cold-rolled, and tin-coated flat-rolled steel products, and complements the operations of USSK. The completion of this purchase resulted in the termination of a toll conversion agreement, a facility management agreement and a commercial and technical support agreement with Sartid.

    The aggregate purchase price was $33 million consisting of $23 million in cash, transaction costs of $6 million and the recognition of $4 million in liabilities. In October 2003, $21 million of the cash portion of the purchase price was disbursed and the remainder is expected to be disbursed in the fourth quarter of 2003. Upon consummation of the purchase of two small remaining subsidiaries of Sartid, a.d. (In Bankruptcy), whose operations are currently being conducted by USSB pursuant to an interim agreement, the transaction requires the following commitments by USSB; (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of the approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in the former Sartid assets to any third party without government consent for a period of five years. USSB did not assume or acquire any pre-acquisition liabilities including environmental, tax, social insurance liabilities, product liabilities and employee claims, other than $4 million in pension and other employee related liabilities.

          The acquisition was accounted for by the purchase method of accounting under SFAS No. 141 and, accordingly, the statement of operations includes the results of USSB beginning September 12, 2003. Prior to the acquisition, the operating results of activities under facility management and support agreements with Sartid were included in the results of USSK.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    4.   (Continued)

          The following is a summary of the allocation of the purchase price to the assets acquired and liabilities assumed or recognized based on their
    fair  market  values.     Based on appraisals, the fair  value  of  the  net
    assets  acquired was in excess of the purchase price, resulting in  negative
    goodwill.   In  accordance  with SFAS No. 141,  the  negative  goodwill  was allocated as a pro rata reduction to the amounts that would have otherwise been assigned to the acquired noncurrent assets based on their relative fair values.
                                                       Allocated
                                                       Purchase
                                                         Price
                                                      ----------
Acquired assets:                                     (In millions)
  Accounts receivable                                    $    1
  Inventory                                                   6
  Property, plant & equipment                                26
                                                         ------
     Total assets                                            33
                                                         ------
Acquired liabilities:
  Employee benefits                                           4
                                                         ------
     Total liabilities                                        4
                                                         ------
Purchase price-cash                                      $   29
                                                         ======

    From 1992 to 1995 and again from 1999 to October 2000 political and economic sanctions were enforced against Serbia by the United Nations. As a result of operating under the sanctions and government control, these facilities have been operating at levels well below capacity and are in disrepair. The limited financial data available for Sartid is not reliable nor is it believed that reliable historical financial statements could be prepared from the data that exists. In addition, any historical information provided would not reflect a market-based operation. Therefore,
    U. S. Steel management believes that historical financial information for Sartid is irrelevant to investors and consequently, no historical information for Sartid is presented nor will it be provided in future filings. In addition, pro forma financial data is not presented for the current or prior years because there is no reliable historical information on which to base pro forma amounts.

    5. On June 30, 2003, U. S. Steel completed the sale of the coal mines and related assets of U. S. Steel Mining Company, LLC (Mining Sale) to PinnOak Resources, LLC (PinnOak), which is not affiliated with U. S. Steel. PinnOak acquired the Pinnacle No. 50 mine complex located near Pineville, West Virginia and the Oak Grove mine complex located near Birmingham, Alabama. In conjunction with the sale, U. S. Steel and PinnOak entered into a long-term coal supply agreement, which runs through December 31, 2006.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    5.   (Continued)

           The  gross  proceeds  from  the  sale  were  $56  million,  of  which
    $50 million was received at closing and $6 million, relating to an adjustment to the purchase price based on inventory levels at June 30, 2003, is due to be received in the fourth quarter of 2003.
    U. S. Steel recognized a pretax gain of $13 million on the sale in the second quarter of 2003. In addition, EITF 92-13, "Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992" requires that enterprises that no longer have operations in the coal industry must account for their entire obligation related to the multiemployer health care benefit plans created by the Act as a loss in accordance with SFAS No. 5, "Accounting for Contingencies." Accordingly,
    U. S. Steel recognized the present value of these obligations in the amount of $85 million, resulting in the recognition of an extraordinary loss of $52 million, net of tax of $33 million in the second quarter of 2003. See further information in Note 23.

    6.   U. S. Steel has various stock-based employee compensation plans.   The
    Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation  cost  is reflected in net income for stock  options  or  stock appreciation rights (SARs) at the date of grant, as all options and SARs granted had an exercise price equal to the market value of the underlying common stock. When the stock price exceeds the grant price, SARs are adjusted for changes in the market value and compensation expense is recorded. The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                        Third Quarter Ended
                                                            September 30
     (In millions, except per share data)                  2003      2002
     --------------------------------------------------------------------
     Net income (loss)                                   $  (354)  $  106
     Add:  Stock-based employee compensation expense
       included in reported net income (loss),
       net of related tax effects                              2        -
     Deduct:  Total stock-based employee compensation
       expense determined under fair value methods for
       all awards, net of related tax effects                 (1)      (1)
                                                           -----    -----
     Pro forma net income (loss)                         $  (353)  $  105
                                                           =====    =====
     Basic and diluted net income (loss) per share:
     - As reported                                       $ (3.47)  $ 1.04
     - Pro forma                                           (3.46)    1.03

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

          The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

                                                            Third Quarter
                                                               Ended
                                                            September 30
                                                            2003     2002
     --------------------------------------------------------------------
     Weighted average grant date exercise price per      $ 14.38  $ 20.42
        share
     Expected annual dividends per share                 $   .20  $   .20
     Expected life in years                                    5        5
     Expected volatility                                    45.3     43.4
     Risk-free interest rate                                 2.4      4.4

     Weighted-average grant date fair value of options
     granted during the period, as calculated from above $  5.41  $  8.29

                                                            Nine Months
                                                               Ended
                                                            September 30
     (In millions, except per share data)                   2003     2002
     --------------------------------------------------------------------
     Net income (loss)                                    $ (441) $    50
     Add:  Stock-based employee compensation expense
       included in reported net loss, net of related
       tax effects                                             3        -
     Deduct:  Total stock-based employee compensation
       expense determined under fair value methods
       for all awards, net of related tax effects             (3)      (3)
                                                           -----    -----
     Pro forma net income (loss)                          $ (441)  $   47
                                                           =====    =====
     Basic and diluted net income (loss) per share:
     - As reported                                       $ (4.39)  $  .52
     - Pro forma                                           (4.39)     .49


          The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

                                                            Nine Months
                                                               Ended
                                                            September 30
                                                            2003     2002
     --------------------------------------------------------------------
     Weighted average grant date exercise price per      $ 16.97  $ 20.22
        share
     Expected annual dividends per share                 $   .20  $   .20
     Expected life in years                                    5        5
     Expected volatility                                    44.5     42.0
     Risk-free interest rate                                 3.3      4.6

     Weighted-average grant date fair value of options
     granted during the period, as calculated from above $  6.65  $  8.07

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    7. In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosure to be made by a guarantor about obligations under certain guarantees that it has issued. It also clarifies that at the inception of a guarantee, the company must recognize liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were adopted for the 2002 annual financial statements. U. S. Steel is applying the remaining provisions of the Interpretation prospectively as required.

          FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack the characteristics of a controlling financial interest. The FASB delayed the application of this Interpretation until December 31, 2003. At this time U. S. Steel has not completed its assessment of the effects of the application of this Interpretation on either its financial position or results of operations.

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

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    8. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 established a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. SFAS No. 143 requires pro forma disclosure of the amount of the liability for obligations as if the statement had been applied during all periods affected, using current information, current assumptions and current interest rates. In addition, the effect of adopting a new accounting principle on net income and on the related per share amounts is required to be shown on the face of the statement of operations for all periods presented under Accounting Principles Board Opinion No. 20, "Accounting Changes."

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

          The following table reflects changes in the carrying values of AROs for the nine months ended September 30, 2003, and the pro forma impacts for the year ended December 31, 2002, as if SFAS No. 143 had been adopted on January 1, 2002:

                                            Nine
                                           Months       (Pro Forma)
                                            Ended       Year Ended
(In millions)                          Sept. 30, 2003   Dec. 31, 2002
--------------------------------------------------------------------
Balance at beginning of period                $   29      $    26
Liabilities acquired with National's assets        2            -
Accretion expense                                  2            3
Liabilities removed with Mining Sale             (14)           -
                                             -------      -------
Balance at end of period                      $   19       $   29
                                             =======      =======

          Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate fair value.

    9. U. S. Steel has five reportable segments: Flat-rolled, Tubular, U. S. Steel Europe (USSE), Straightline Source (Straightline) and USS Real Estate (Real Estate). Effective with the acquisition of Sartid, the U. S. Steel Kosice (USSK) segment was renamed U. S. Steel Europe (USSE) and includes the operating results of USSB.

          Effective with the third quarter of 2003, the composition of the Flat-rolled segment was changed to include the results of the coke operations that were previously reported in Other Businesses. This change reflects the recent management consolidations. Comparative results for 2002 have been conformed to the current year presentation.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    9.   (Continued)

           The   Flat-rolled   segment  includes  the   operating   results   of
    U. S. Steel's domestic integrated steel mills and equity investees involved in the production of sheet, plate and tin mill products, as well as all domestic coke production facilities. These operations are principally located in the United States and primarily serve customers in the transportation (including automotive), appliance, service center, conversion, container and construction markets. Effective May 20, 2003, the Flat-rolled segment includes the operating results of Granite City, Great Lakes, the Midwest finishing facility, ProCoil and U. S. Steel's equity interest in Double G Coatings, which were acquired from National.

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

          The USSE segment includes the operating results of USSK, U. S. Steel's integrated steel mill in the Slovak Republic; and, effective September 12, 2003, the former Sartid facilities in Serbia, now operated as USSB. Prior to September 12, 2003, this segment included the operating results of activities under facility management and support agreements with Sartid. These agreements were terminated in conjunction with the acquisition of these assets. USSE operations produce and sell sheet, plate, tin, tubular, precision tube and specialty steel products, as well as coke. USSE primarily serves customers in the central and western European construction, conversion, appliance, transportation, service center, container, and oil, gas and petrochemical markets. In June 2003, USSK sold its equity interest in Rannila Kosice, s.r.o.

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

          All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of iron-bearing taconite pellets; transportation services; and engineering and consulting services. Prior to the Mining Sale on June 30, 2003, Other Businesses were involved in the mining, processing and sale of coal. Effective May 20, 2003, Other Businesses include the operating results of the Keewatin, Minnesota taconite pellet operations and the Delray Connecting Railroad, which were acquired from National.

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

   The results of segment operations for the third quarter of 2003 and 2002 are:

                                                                         Total
                         Flat-                       Straight-  Real  Reportable
(In millions)            rolled    Tubular    USSE     line    Estate  Segments
--------------------------------------------------------------------------------
Third Quarter 2003
------------------
Revenues and
 other income:
  Customer             $  1,820  $    149  $   440  $     36  $    19  $  2,464
  Intersegment               55         -        4         -        3        62
  Equity income
  (loss)(a)                   1         -        -         -        -         1
  Other                      (1)        -        1         -        3         3
                          -----     -----    -----     -----    -----     -----
Total                  $  1,875  $    149  $   445  $     36  $    25  $  2,530
                          =====     =====    =====     =====    =====     =====
Income (loss)
from operations        $    (50) $    (10) $    35  $    (15) $    12  $    (28)
                          =====     =====    =====     =====    =====     =====
Third Quarter 2002
------------------
Revenues and
 other income:
  Customer             $  1,261  $    148  $   322  $     26  $    22  $  1,779
  Intersegment               60         -        2         -        2        64
  Equity income
  (loss)(a)                   4         -        -         -        -         4
  Other                       -         -        -         -        2         2
                          -----     -----    -----     -----    -----     -----
Total                  $  1,325  $    148  $   324  $     26  $    26  $  1,849
                          =====     =====    =====     =====    =====     =====
Income (loss)
from operations        $     57  $      3  $    40  $    (11) $    16  $    105
                          =====     =====    =====     =====    =====     =====

(a)Represents equity in earnings (losses) of unconsolidated investees.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    9.   (Continued)

                                      Total
                                   Reportable   Other    Reconciling   Total
 (In millions)                      Segments  Businesses    Items      Corp.
 ----------------------------------------------------------------------------
 Third Quarter 2003
 ------------------
 Revenues and other income:
  Customer                           $ 2,464    $   42    $    -   $ 2,506
  Intersegment                            62       189      (251)        -
  Equity income (loss)(a)                  1        (3)        -        (2)
  Other                                    3         1         -         4
                                      ------    ------    ------    ------
 Total                               $ 2,530    $  229    $ (251)  $ 2,508
                                      ======    ======    ======    ======
 Income (loss) from operations       $   (28)   $   (2)   $ (664)  $  (694)
                                      ======    ======    ======    ======
 Third Quarter 2002
 ------------------
 Revenues and other income:
  Customer                           $ 1,779    $  126    $    -   $ 1,905
  Intersegment                            64       166      (230)        -
  Equity income (loss)(a)                  4        (4)        2         2
  Other                                    2         2         3         7
                                      ------    ------    ------    ------
 Total                               $ 1,849    $  290    $ (225)  $ 1,914
                                      ======    ======    ======    ======
 Income (loss) from operations       $   105    $   30    $    5   $   140
                                      ======    ======    ======    ======

 (a)Represents equity in earnings (losses) of unconsolidated investees.


   The following is a schedule of reconciling items for the third quarter of 2003 and 2002:

                                                Revenues      Income (Loss)
                                                  And             From
                                              Other Income     Operations
 (In millions)                               2003     2002    2003    2002
 -------------------------------------------------------------------------
 Elimination of intersegment revenues      $ (251)  $ (230)     *       *
                                            -----    -----
 Items not allocated to segments:
  Workforce reduction charge                    -        -   $ (618) $    -
  Asset impairments                             -        -      (46)      -
  Federal excise tax refund                     -        3        -       3
  Insurance recoveries related to USS-          -        2        -       2
    POSCO fire
                                            -----    -----    -----   -----
                                                -        5     (664)      5
                                            -----    -----    -----   -----
 Total reconciling items                   $ (251)  $ (225)  $ (664) $    5
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

     The results of segment operations for the nine months of 2003 and 2002 are:

                                                                      Total
                       Flat-                    Straight-   Real  Reportable
(In millions)         Rolled   Tubular    USSE    line     Estate   Segments
--------------------------------------------------------------------------------
Nine Months 2003
----------------
Revenues and
 other income:
  Customer         $  4,539  $   425  $ 1,333  $    96  $    70  $  6,463
  Intersegment          157        -       11        -        8       176
  Equity income
  (loss)(a)              11        -        1        -        -        12
  Other                   7        5        3        -        7        22
                      -----    -----    -----    -----    -----     -----
Total              $  4,714  $   430  $ 1,348  $    96  $    85  $  6,673
                      =====    =====    =====    =====    =====     =====
Income (loss)
from operations    $   (144) $   (20) $   166  $   (49) $    42  $     (5)
                      =====    =====    =====    =====    =====     =====




Nine Months 2002
---------------
Revenues and
 other income:
  Customer         $  3,434  $   415  $   823  $    51  $    53  $  4,776
  Intersegment          147        -        2        -        6       155
  Equity income
  (loss)(a)              (5)       -        1        -        -        (4)
  Other                  (1)       -        3        -        6         8
                      -----    -----    -----    -----    -----     -----
Total              $  3,575  $   415  $   829  $    51  $    65  $  4,935
                      =====    =====    =====    =====    =====     =====
Income (loss)
from operations    $    (57)  $   10  $    65  $   (28) $    37  $     27
                      =====    =====    =====    =====    =====     =====

(a)Represents equity in earnings (losses) of unconsolidated investees.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    9.   (Continued)
                                      Total
                                   Reportable    Other    Reconciling  Total
 (In millions)                       Segments  Businesses    Items     Corp.
 ----------------------------------------------------------------------------
 Nine Months 2003
 ------------------
 Revenues and other income:
   Customer                         $  6,463   $   252    $    -   $ 6,715
   Intersegment                          176       453      (629)        -
   Equity income (loss)(a)                12       (11)      (11)      (10)
   Other                                  22         3        47        72
                                        ----      ----      ----      ----
  Total                             $  6,673   $   697    $ (593)  $ 6,777
                                        ====      ====      ====      ====
 Income (loss) from operations      $     (5)  $   (38)   $ (653)  $  (696)
                                        ====      ====      ====      ====
 Nine Months 2002
 ------------------
 Revenues and other income:
   Customer                         $  4,776   $   321    $    -   $ 5,097
   Intersegment                          155       434      (589)        -
   Equity income (loss)(a)                (4)       (5)       20        11
   Other                                   8         3        36        47
                                        ----      ----      ----      ----
 Total                              $  4,935   $   753    $ (533)  $ 5,155
                                        ====      ====      ====      ====
 Income (loss) from operations      $     27   $    59    $   40   $   126
                                        ====      ====      ====      ====

 (a)Represents equity in earnings (losses) of unconsolidated investees.

   The following is a schedule of reconciling items for the nine months of 2003 and 2002:

                                                Revenues     Income (Loss)
                                                  And            From
                                              Other Income    Operations
 (In millions)                               2003     2002    2003    2002
 -------------------------------------------------------------------------
  Elimination of intersegment revenues     $ (629)  $ (589)     *       *
                                            -----    -----
 Items not allocated to segments:
  Workforce reduction charges                   -        -  $ (618) $  (10)
  Asset impairments                           (11)       -     (57)    (14)
  Income from sale of coal seam gas            34        -      34       -
    interests
  Gain on sale of coal mining assets           13        -      13       -
  Litigation items                              -        -     (25)      9
  Federal excise tax refund                     -       36       -      36
  Insurance recoveries related to US-           -       20       -      20
    POSCO fire
  Costs related to Fairless shutdown            -        -       -      (1)
                                            -----    -----   -----   -----
                                               36       56    (653)     40
                                            -----    -----   -----   -----
  Total reconciling items                 $  (593)  $ (533) $ (653) $   40
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

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    10. In the nine months of 2003, U. S. Steel sold certain coal seam gas interests in Alabama for net cash proceeds of $34 million, which is reflected in other income.

          In the second and third quarters of 2002, U. S. Steel recognized pretax gains of $33 million and $3 million, respectively, associated with the recovery of black lung excise taxes that were paid on coal export sales during the period 1993 through 1999. These gains are included in other income in the statement of operations and resulted from a 1998 federal district court decision that found such taxes to be unconstitutional. Of the $36 million recognized, $11 million represents the interest component of the gain.

    11.   In  the  third  quarter of  2003,  U. S.  Steel  recorded  curtailment expenses of $310 million for pensions and $64 million for other post-postretirement benefits related to employee reductions under the TAP for employees (excluding former National employees retiring under the TAP), other retirements, layoffs and pending asset dispositions. Termination benefit harges of $34 million were recorded primarily for enhanced pension benefits provided to U. S. Steel employees retiring under the TAP. Of the above total charges, $336 million was recorded in cost of revenues and $72 million was recorded in selling, general and administrative expenses. Further charges of $105 million for early retirement cash
    incentives related to the TAP, excluding   amounts associated  with  former
    National employees, were recorded in cost of revenues. Selling, general and administrative expenses for the nine months of 2003 and nine months of 2002 also included pension settlement losses of $97 million and $10 million, respectively, related to retirements of salaried personnel. Selling, general and administrative expenses in the third quarter of 2003 also included $8 million for an accrual for salaried benefits under the layoff benefit plan.

    12. Net interest and other financial costs include amounts related to the remeasurement of USSK's and USSB's net monetary assets into the U.S. dollar, which is their functional currency. During the third quarter and nine months of 2003, net gains of $8 million and $5 million, respectively, were recorded as compared with net gains of $1 million and $14 million, respectively, in the third quarter and nine months of 2002. Additionally, net interest and other financial costs in the third quarter and nine months of 2003 included a favorable adjustment of $13 million related to interest accrued for prior years' income taxes.

    13. U. S. Steel records depreciation on a modified straight-line method for domestic steel-producing assets based upon production levels. Applying modification factors decreased expenses by $4 million and $1 million for the third quarter of 2003 and 2002, respectively, and $15 million and $4 million for the nine months of 2003 and 2002, respectively.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    14.   Income  from  investees for the nine months of 2003  included  an  $11 million impairment of a cost method investment. Income from investees for the nine months of 2002 includes a pretax gain of $20 million for
    U. S. Steel's share of insurance recoveries related to the May 31, 2001 fire at the USS-POSCO joint venture.

    15.   Comprehensive Income

                                               Third Quarter    Nine Months
                                                   Ended           Ended
                                                  Sept. 30        Sept. 30
(In millions)                                   2003    2002    2003    2002
----------------------------------------------------------------------------
Net income (loss)                              $(354)  $ 106   $(441)  $  50
Other comprehensive income (loss):
  Changes in (net of tax):
  Minimum pension liability                     (167)      -    (160)      7
  Foreign currency translation adjustments         -       -       1       1
  State tax valuation allowance                    -       -      (6)      -
                                                ----    ----    ----    ----
Comprehensive income (loss)                    $(521)  $ 106   $(606)  $  58
                                                ====    ====    ====    ====

    The change in the minimum pension liability recorded in the third quarter 2003 reflects $(169) million for the union pension plan and $2 million for the non-union excess-supplemental pension plan. These plans were remeasured in the third quarter 2003. See further information in Note 11.

    16. The income tax benefit in the nine months of 2003 reflected an estimated annual effective tax rate of 49%. The first nine months of 2003 included a $14 million favorable effect relating to an adjustment of prior years' taxes, in addition to a $4 million deferred tax benefit relating to the reversal of a state valuation allowance.

          The tax benefit in the nine months of 2003 is based on an estimated annual effective rate, which requires management to make its best estimate of annual forecasted pretax income (loss) for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2003 vary from forecast estimates applied at the end of the most recent interim period, the actual tax benefit recognized in 2003 could be materially different from the forecasted annual tax benefit as of the end of the third quarter.

          The  income  tax  benefit  in the nine months  of  2002  reflected  an estimated annual effective tax benefit rate for 2002 of approximately 31% and included a $4 million deferred tax charge related to a newly enacted state tax law.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    16.  (Continued)

    As of September 30, 2003, U. S. Steel had net federal and state deferred tax assets of $470 million and $92 million, respectively, which are expected to increase during the fourth quarter. Although U. S. Steel has experienced domestic losses in the current and prior year, management believes that it is more likely than not that tax planning strategies generating future taxable income can be utilized to realize the deferred tax assets recorded at September 30, 2003. Tax planning strategies include the implementation of the previously announced plan to dispose of non-strategic assets, as well as the ability to elect alternative tax accounting methods to provide future taxable income to assure realization of the anticipated deferred tax assets. During the fourth quarter, U. S. Steel intends to merge two of its defined benefit pension plans. Depending on the discount rate in effect on the measurement date and the growth in plan assets during the fourth quarter, the additional minimum pension liability determination at year end may increase federal and state deferred tax assets substantially or may result in a net deferred tax liability if a significant reversal of federal and state deferred tax assets occurs. The amount of the realizable deferred tax assets at September 30, 2003, and those expected to be recognized in the fourth quarter of the year could be adversely affected to the extent that losses continue in the future, if future events affect the ability to implement tax planning strategies or if further charges result from an increase in the minimum pension liability. Management will reassess the need for a valuation allowance at December 31, 2003.

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

    In October 2002, a tax credit limit was negotiated by the Slovak government as part of the Accession Treaty governing the Slovak Republic's entry into the European Union (EU). The Treaty limits to $500 million the total tax credit to be granted to USSK during the period 2000 through 2009. The impact  of  the tax credit limit is expected to be minimal since Slovak  tax laws have been modified and tax rates have been reduced since the acquisition of USSK. The Treaty also places limits upon USSK's flat-rolled production and export sales to the EU, allowing for modest growth each year through 2009. The limits upon export sales to the EU take effect upon the Slovak Republic's entry into the EU, which is expected to occur in May 2004. A question has recently arisen with respect to the effective date of the production limits. Slovak Republic representatives have stated their belief that the Treaty intended that these limits take effect upon entry into the EU, whereas the European Commission has taken the position that the flat-rolled production limitations apply as of 2002. Discussions between representatives of the Slovak Republic and the European Commission are ongoing. Although it is not possible to predict the outcome of those discussions, an agreement resolving this issue may be reached prior to the end of 2003. That agreement could result in a reduction in USSK's tax credit and/or the acceleration of the restrictions upon USSK's flat-rolled production and/or sales into the EU. At this time, it is not possible to predict the impact of such a settlement upon U. S. Steel's financial position, results of operations or cash flows.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    17. In February 2003, U. S. Steel sold 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (no par value, liquidation preference $50 per share) (Series B Preferred) for net proceeds of $242 million. The Series B Preferred have a dividend yield of 7%, a 20% conversion premium (for an equivalent conversion price of $15.66 per common share) and will mandatorily convert into shares of U. S. Steel common stock on June 15, 2006. The net proceeds of the offering were used for general corporate purposes and to fund a portion of the cash purchase price for the acquisition of National's assets. The number of common shares that could be issued upon conversion of the 5 million shares of Series B Preferred ranges from approximately 16.0 million shares to 19.2 million shares, based upon the timing of the conversion and the average market price of
    U. S. Steel's common stock. Preferred stock dividends of $11 million paid during 2003 reduced the paid-in capital of the Series B Preferred because of the retained deficit.

    18. Revenues from related parties and receivables from related parties primarily reflect sales of steel products, raw materials and fees for providing various management and other support services to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements.

           Receivables from related parties at September 30, 2003 and December 31, 2002, also included $16 million and $28 million, respectively, due from Marathon Oil Corporation (Marathon) for tax settlements in accordance with the tax sharing agreement.

          Long-term receivables from related parties at September 30, 2003 and December 31, 2002, reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans. These amounts will be paid by Marathon as participants retire.

          Accounts payable to related parties reflect balances due to PRO-TEC Coating Company (PRO-TEC) under an agreement whereby U. S. Steel provides marketing, selling and customer service functions, including invoicing and receivables collection, for PRO-TEC. U. S. Steel, as PRO-TEC's exclusive sales agent, is responsible for credit risk associated with the receivables. Payables to PRO-TEC under the agreement were $62 million and $42 million at September 30, 2003 and December 31, 2002, respectively.

          Accounts payable to related parties at September 30, 2003 and December 31, 2002, also included amounts related to the purchase of outside processing services from equity investees. At December 31, 2002, accounts payable to related parties also included the net present value of the second and final $37 million installment of contingent consideration payable to VSZ a.s. related to the acquisition of USSK, which was paid in July 2003.

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

                                                     (In millions)
                                                  -------------------------
                                                September 30  December 31
                                                    2003         2002
                                                 ---------    ---------
    Raw materials                                $   221      $   228
    Semi-finished products                           613          472
    Finished products                                499          271
    Supplies and sundry items                         61           59
                                                    ----         ----
      Total                                      $ 1,394      $ 1,030
                                                    ====         ====

    Costs of revenues decreased by $11 million and increased by $2 million in the nine months of 2003 and 2002, respectively, as a result of liquidations of LIFO inventories.

    20. Net income (loss) per common share was calculated by adjusting net income (loss) for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the quarter.

          Diluted net income (loss) assumes the exercise of stock options and conversion of preferred stock, provided in each case, the effect is dilutive. For the third quarters ended September 30, 2003 and 2002, the potential common stock related to employee options to purchase 6,776,877 shares and 5,073,601 shares of common stock, respectively, and 15,964,000 shares applicable to the conversion of preferred stock at September 30, 2003, have been excluded from the computation of diluted net income (loss) because the effect was antidilutive. For the nine months ended September 30, 2003 and 2002, the potential common stock related to employee options to purchase 6,871,324 shares and 5,071,380 shares of common stock, respectively, and 13,624,952 shares applicable to the conversion of preferred stock at September 30, 2003, have been excluded from the computation of diluted net income (loss) because their effect was antidilutive.

    21. On May 20, 2003, U. S. Steel entered into a new revolving credit facility that provides for borrowings of up to $600 million that replaced a similar $400 million facility entered into on November 30, 2001. The new facility, which is secured by a lien on U. S. Steel's inventory and receivables (to the extent not sold under the Receivables Purchase Agreement) expires in May 2007 and contains a number of covenants that require lender consent to incur debt or make capital expenditures above certain limits; sell assets used in the production of steel or steel products or incur liens on assets; and limit dividends and other restricted payments if the amount available for borrowings drops below certain levels. The facility also contains a fixed charge coverage ratio, calculated as the ratio of operating cash flow to cash charges as defined in the agreement, which effectively reduces availability by $100 million if not met. At September 30, 2003, $530 million was available under this facility.

          At September 30, 2003, USSK had no borrowings against its $50 million credit facilities. In addition, USSK had $3 million of customs guarantees outstanding, reducing availability under these facilities to $47 million. These facilities expire in the fourth quarter of 2004.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    21.  (Continued)

          At  September  30,  2003,  in the event of  a  change  in  control  of
    U. S. Steel, debt obligations totaling $1,335 million may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $84 million or provide a letter of credit to secure the remaining obligation.

          In May 2003, in connection with the National acquisition, U. S. Steel issued $450 million of Senior Notes due May 15, 2010 (9-3/4% Senior Notes). These notes have an interest rate of 9-3/4% per annum payable semi-annually on May 15 and November 15, commencing November 15, 2003. The 9-3/4% Senior Notes were issued under U. S. Steel's shelf registration statement and were not listed on any national securities exchange. Proceeds from the sale of the 9-3/4% Senior Notes were used to finance a portion of the purchase price to acquire National's assets. In 2001, U. S. Steel issued $535 million of 10-3/4% Senior Notes. As of September 30, 2003, the aggregate principal amount of 9-3/4% and 10-3/4% Senior Notes outstanding was $450 million and $535 million, respectively. As of December 31, 2002, the aggregate principal amount outstanding of the 10-3/4% Senior Notes was $535 million.

          In conjunction with issuing the 9-3/4% Senior Notes, U. S. Steel solicited the consent of the holders of the 10-3/4% Senior Notes to modify certain terms of the notes to conform to the terms of the 9-3/4% Senior Notes. Those conforming changes modified the definitions of Consolidated Net Income, EBITDA and Like-Kind Exchange, permitted dividend payments on the 7.00% Series B Mandatory Convertible Preferred Shares and expanded permitted investments to include loans made for the purpose of facilitating like-kind exchange transactions. U. S. Steel received the consent from holders of more than 90% of the principal amount of the 10-3/4% Senior Notes and the amendments were effective May 20, 2003.

          The 9-3/4% and 10-3/4% Senior Notes impose certain restrictions that limit U. S. Steel's ability to, among other things: incur debt; pay dividends or make other payments from its subsidiaries; issue and sell capital stock of its subsidiaries; engage in transactions with affiliates; create liens on assets to secure indebtedness; transfer or sell assets; and consolidate, merge or transfer all or substantially all of U. S. Steel's assets or the assets of its subsidiaries.

          U. S. Steel was in compliance with all of its debt covenants at September 30, 2003.

    22. On May 19, 2003, U. S. Steel entered into an amendment to the Receivables Purchase Agreement, which increased fundings under the facility to the lesser of eligible receivables or $500 million. During the nine months ended September 30, 2003, U. S. Steel Receivables LLC (USSR) sold to conduits and subsequently repurchased $190 million of revolving interest in accounts receivable under the Receivables Purchase Agreement. During the nine months ended September 30, 2002, USSR sold to conduits and subsequently repurchased $320 million of revolving interest in accounts receivable. As of September 30, 2003, $489 million was available to be sold under this facility.

          USSR pays the conduits a discount based on the conduits' borrowing costs plus incremental fees. During the nine months ended September 30, 2003 and 2002, U. S. Steel incurred costs on the sale of its receivables of $1 million and $2 million, respectively.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
22. (Continued)

          While the facility expires in November 2006, the facility also terminates on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the Inventory Facility and other debt obligations, any failure of USSR to maintain certain ratios related to the collectibility of the receivables, and failure to extend the commitments of the commercial paper conduits' liquidity providers which currently terminate on November 26, 2003. U. S. Steel is negotiating a renewal of the 364-day commitments of the liquidity providers in accordance with the terms of the facility.

    23. U. S. Steel is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that
    U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

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

    These cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos contained in a U. S. Steel electric cable product or to asbestos on U. S. Steel's premises; approximately 200 plaintiffs allege they are suffering from mesothelioma. In many cases, the plaintiffs cannot demonstrate that they have suffered any compensable loss as a result of such exposure or that any injuries they have incurred did in fact result from such exposure. Virtually all asbestos cases seek monetary damages from multiple defendants. U. S. Steel is unable to provide meaningful disclosure about the total amount of such damages alleged in these cases for the following reasons: (1) many cases do not claim a specific demand for damages, or contain a demand that is stated only as being in excess of the minimum jurisdictional limit of the relevant court;
    (2) even where there are specific demands for damages, there is no meaningful way to determine what amount of the damages would or could be assessed against any particular defendant; (3) plaintiffs' lawyers often allege the same amount of damages irrespective of the specific harm that has been alleged, even though the ultimate outcome of any claim may depend upon the actual disease, if any, that the plaintiff is able to prove and the actual exposure, if any, to the U. S. Steel product or the duration of exposure, if any, on U. S. Steel's premises. U. S. Steel believes the amount of any damages alleged in the complaints initially filed in these cases is not relevant in assessing its potential liability.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    23.  (Continued)

    Until March 2003, U. S. Steel was successful in all asbestos cases that it tried to final judgment. On March 28, 2003, a jury in Madison County, Illinois returned a verdict against U. S. Steel for $50 million in compensatory damages and $200 million in punitive damages. The plaintiff, an Indiana resident, alleged he was exposed to asbestos while working as a
    U. S. Steel employee at Gary Works in Gary, Indiana from 1950 to 1981 and that he suffers from mesothelioma as a result. U. S. Steel believes the plaintiff's exclusive remedy was provided by the Indiana workers' compensation law and that this issue and other errors at trial would have enabled U. S. Steel to succeed on appeal. However, in order to avoid the delay and uncertainties of further litigation and having to post an appeal bond equal to the amount of the verdict and to allow U. S. Steel to actively pursue its acquisition activities and other strategic initiatives,
    U. S. Steel settled this case and the settlement was reflected in financial results for the first quarter of 2003.

    It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this and although our results of operations or cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, the Company believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition.

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

          Environmental matters - U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $125 million and $135 million at September 30, 2003 and December 31, 2002, respectively. Remediation liabilities at September 30, 2003, included liabilities recorded for asset retirement obligations under SFAS No. 143. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    23.  (Continued)

          For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the nine months of 2003 and for the years 2002 and 2001, such capital expenditures totaled $15 million, $14 million and $15 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          Throughout its history, U. S. Steel has sold numerous properties and businesses and has provided various indemnifications with respect to many of the assets that were sold. These indemnifications have been associated with the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While the vast majority of indemnifications have not covered environmental issues, there have been a few transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions; however, most recent indemnifications are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications only run for a specified period of time after the transactions close and others run indefinitely. The amount of potential liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from approximately $15 million of liabilities already recorded as a result of these indemnifications due to specific environmental remediation cases (included in the $125 million of accrued liabilities for remediation discussed above), there are no other known liabilities related to these indemnifications.

          Guarantees - Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $30 million at September 30, 2003, including $7 million related to an equity interest acquired as part of the National asset purchase, and $27 million at December 31, 2002. If any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of September 30, 2003, the largest guarantee for a single such entity was $14 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. No liability has been recorded for these guarantees.

          Contingencies related to Separation from Marathon - U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of approximately $68 million at September 30, 2003, compared to
    $168 million at December 31, 2002. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable may be declared immediately due and payable. If such event occurs,
    U. S. Steel may not be able to satisfy such obligations. No liability has been recorded for these contingencies because management believes the likelihood of occurrence is remote.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    23.  (Continued)

          If the Separation is determined to be a taxable distribution of the stock of U. S. Steel, but there is no breach of a representation or covenant by either U. S. Steel or Marathon, U. S. Steel would be liable for any resulting taxes (Separation No-Fault Taxes) incurred by Marathon.
    U. S. Steel's indemnity obligation for Separation No-Fault Taxes survives until the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel's indemnity obligation for Separation No-Fault Taxes at September 30, 2003 and December 31, 2002, was estimated to be approximately $140 million. No liability has been recorded for this indemnity obligation because management believes that the likelihood of the Separation being determined to be a taxable distribution of the stock of
    U. S. Steel is remote.

          Other contingencies - U. S. Steel is contingently liable to its Chairman and Chief Executive Officer for a $3 million retention bonus. The bonus is payable upon the earlier of his retirement from active employment or December 31, 2004, and is subject to certain performance measures.

          Under  certain operating lease agreements covering various  equipment,
    U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $51 million at both September 30, 2003 and December 31, 2002). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

          Mining sale - U. S. Steel remains secondarily liable in the event that a withdrawal from a multiemployer pension plan is triggered within five years of the sale. A withdrawal is triggered when annual contributions to the plan are substantially less than contributions made in prior years. The maximum exposure for the fee that would be assessed upon a withdrawal is $79 million. U. S. Steel recorded the fair value of this liability as of June 30, 2003. U. S. Steel has agreed to indemnify the purchaser for certain environmental matters, which are included in the environmental matters discussion above.

          Transtar reorganization - The 2001 reorganization of Transtar was intended to be tax-free for federal income tax purposes, with U. S. Steel and Transtar Holdings, L.P. (Holdings) agreeing through various representations and covenants to protect the reorganization's tax-free status. If the reorganization is determined to be taxable, but there is no breach of a representation or covenant by either U. S. Steel or Holdings,
    U. S. Steel is liable for 44% of any resulting Holdings taxes (Transtar No-Fault Taxes), and Holdings is responsible for 56% of any resulting
    U. S. Steel taxes. U. S. Steel's indemnity obligation for Transtar No-Fault Taxes survives until 30 days after the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel's indemnity obligation for Transtar No-Fault Taxes at September 30, 2003 and December 31, 2002, was estimated to be approximately $70 million. No liability has been recorded for this indemnity obligation because management believes that the likelihood of the reorganization being determined to be taxable resulting in Transtar No-Fault Taxes is remote.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
    23.  (Continued)

          Clairton 1314B partnership - U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at September 30, 2003 and December 31, 2002, including interest and tax gross-up, was approximately $600 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. See discussion of environmental matters above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

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

          U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers' compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $140 million as of September 30, 2003 and $144 million as of December 31, 2002, which reflects U. S. Steel's maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

           Commitments  -  At  September  30,  2003  and  December   31,   2002,
    U. S. Steel's domestic contract commitments to acquire property, plant and equipment totaled $34 million and $24 million, respectively.

          USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of September 30, 2003 and December 31, 2002, were $477 million and $541 million, respectively.

          U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires it to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $77 million as of September 30, 2003, which declines over the duration of the agreement, may be required.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

     24.   On September 30, 2003, U. S. Steel and International Steel Group Inc.
     (ISG) reached an agreement to exchange the assets of U. S. Steel's plate mill at Gary Works for the assets of ISG's No. 2 pickle line at its Indiana Harbor Works. As a result of this non-monetary exchange, which closed effective November 1, 2003, U. S. Steel recognized in the third quarter of 2003, a pretax impairment charge of $46 million, which was recorded in depreciation, depletion and amortization.

                         UNITED STATES STEEL CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
               --------------------------------------------------
                                   (Unaudited)


 Nine Months Ended
   September 30                   Year Ended December 31
------------------- --------------------------------------------------

  2003      2002      2002       2001      2000      1999       1998
  ----      ----      ----       ----      ----      ----       ----

    (a)     1.34      1.04         (b)     1.05      2.10       5.15
  ====      ====      ====       ====      ====      ====       ====


 (a) Earnings did not cover combined fixed charges and preferred stock dividends by $789 million.
 (b) Earnings did not cover combined fixed charges and preferred stock dividends by $598 million.


                         UNITED STATES STEEL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                -------------------------------------------------
                                   (Unaudited)


 Nine Months Ended
   September 30                   Year Ended December 31
------------------- --------------------------------------------------

  2003      2002      2002       2001      2000      1999       1998
  ----      ----      ----       ----      ----      ----       ----

    (a)     1.34      1.04         (b)     1.13      2.33       5.89
  ====      ====      ====       ====      ====      ====       ====

 (a)  Earnings did not cover fixed charges by $767 million.
 (b)  Earnings did not cover fixed charges by $586 million.

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

     Granite City has annual raw steel production capability of approximately
2.8 million tons. Principal products include hot-rolled, hot-dipped galvanized and Galvalume steel.

     Great Lakes has annual raw steel production capability of approximately
3.8 million tons. Principal products include hot-rolled, cold-rolled, electrolytic galvanized and hot dip galvanized.

     The Midwest facility finishes hot-rolled bands. Principal products include tin mill products, hot dip galvanized and Galvalume steel, cold-rolled and electrical lamination steels.

     ProCoil slits and cuts steel coils to desired specifications, provides laser welding services and warehouses material to service automotive market customers.

     Double G Coatings, L.P. is a 300,000 ton per year hot dip galvanizing and Galvalume facility.

     The taconite pellet operations are located on the western end of the Mesabi Iron Ore Range and have current annual effective iron ore pellet capacity of over five million gross tons.

     On June 30, 2003, U. S. Steel completed the sale of the coal mines and related assets of U. S. Steel Mining Company, LLC (Mining Sale). See Note 5 of Selected Notes to Financial Statements for details regarding the sale.

     On September 12, 2003, U. S. Steel Balkan, d.o.o. (USSB), a wholly owned Serbian subsidiary of U. S. Steel, acquired Sartid a.d. (In Bankruptcy), an integrated steel company majority-owned by the Government of the Union of Serbia and Montenegro, and certain of its subsidiaries (collectively "Sartid") out of bankruptcy. U. S. Steel's technical assessment has determined that, with the introduction of market-driven operating practices, an extensive rehabilitation program and a capital spending program, the assets acquired have annual raw steel design production capability of about 2.4 million tons. See Note 4 of Selected Notes to Financial Statements for further information regarding the acquisition.

     The acquisition of the assets of National (National Acquisition) and the acquisition of Sartid increased U. S. Steel's domestic and global annual raw steel production capability to 19.4 million tons and 26.8 million tons, respectively, making it the largest domestic producer and the sixth largest in the world based upon raw steel production.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     U. S. Steel has five reportable segments: Flat-rolled Products (Flat-rolled), Tubular Products (Tubular), U. S. Steel Europe (USSE), Straightline Source (Straightline) and USS Real Estate (Real Estate). Businesses not included in the reportable segments are reflected in Other Businesses. The National Acquisition changed the composition of the Flat-rolled segment and Other Businesses as described below, but did not result in a change in
U. S. Steel's reportable segments. Effective with the Mining Sale, Other Businesses are no longer involved in the mining, processing and sale of coal. Effective with the acquisition of Sartid, the U. S. Steel Kosice (USSK) segment was renamed U. S. Steel Europe (USSE) and includes the operating results of USSB.

     Effective with the third quarter of 2003, the composition of the Flat-rolled segment was changed to include the results of the coke operations at Clairton Works and Gary Works, which were previously reported in Other Businesses. This change reflects our recent management consolidations. Comparative results for 2002 have been conformed to the current year presentation.

     The Flat-rolled segment includes the operating results of U. S. Steel's domestic integrated steel mills and equity investees involved in the production of sheet, plate, and tin mill products, as well as all domestic coke production facilities. These operations are principally located in the United States and primarily serve customers in the transportation (including automotive), appliance, service center, conversion, container, and construction markets. Effective May 20, 2003, the Flat-rolled segment includes the operating results of Granite City, Great Lakes, the Midwest finishing facility, ProCoil and
U. S. Steel's equity interest in Double G Coatings, which were acquired from National.

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

     The USSE segment includes the operating results of USSK, U. S. Steel's integrated steel mill in the Slovak Republic; and, effective September 12, 2003, the former Sartid facilities in Serbia, now operated as USSB. Prior to September 12, 2003, this segment included the operating results of activities under facility management and support agreements with Sartid. These agreements were terminated in conjunction with the acquisition of these assets. USSE operations produce and sell sheet, plate, tin, tubular, precision tube and specialty steel products, as well as coke. USSE primarily serves customers in the central and western European construction, conversion, appliance, transportation, service center, container, and oil, gas and petrochemical markets. In June 2003, USSK sold its equity interest in Rannila Kosice, s.r.o.

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

     All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of iron-bearing taconite pellets; transportation services; and engineering and consulting services. Prior to the Mining Sale on June 30, 2003, Other Businesses were involved in the mining, processing and sale of coal. Effective May 20, 2003, Other Businesses include the operating results of the Keewatin, Minnesota taconite pellet operations and the Delray Connecting Railroad, which were acquired from National.

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

Results of Operations
---------------------
     Revenues and other income was $2,508 million in the third quarter of 2003, compared with $1,914 million in the same quarter last year. The increase primarily reflected higher shipment volumes for domestic sheet and tin products due to the National Acquisition, and increased prices and shipment volumes for USSE. These were partially offset by the loss of coal revenue due to the Mining Sale. Revenues and other income for the first nine months of 2003 totaled $6,777 million, compared with $5,155 million in the first nine months of 2002. The increases primarily reflected higher shipment volumes for domestic sheet and tin products due to the National Acquisition, increased prices and shipment volumes for USSE and increased prices for domestic sheet products. The improvements also reflected higher prices and volumes on commercial coke shipments, increased shipments of slabs, and increased shipments for Straightline. These were partially offset by lower coal revenue due to the Mining Sale. Other income in the first nine months of 2003 included $34 million from the sale of the coal seam gas interests. Other income in the first nine months of 2002 included $36 million from a Federal excise tax refund.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income (Loss) from operations for U. S. Steel for the third quarter and first nine months of 2003 and 2002 is set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            2003    2002    2003    2002
---------------------------------------------- ------  ------  ------  ------
Flat-rolled                                      $(50)    $57   $(144)   $(57)
Tubular                                           (10)      3     (20)     10
USSE                                               35      40     166      65
Straightline                                      (15)    (11)    (49)    (28)
Real Estate                                        12      16      42      37
                                               ------  ------  ------  ------
   Total income (loss) from reportable            (28)    105      (5)     27
     segments
Other Businesses                                   (2)     30     (38)     59
                                               ------  ------  ------  ------
   Segment Income (Loss) from operations          (30)    135     (43)     86
Items not allocated to segments:
  Workforce reduction charges                    (618)      -    (618)    (10)
  Litigation items                                  -       -     (25)      9
  Asset impairments                               (46)      -     (57)    (14)
  Costs related to Fairless shutdown                -       -       -      (1)
  Income from sale of coal seam gas interests       -       -      34       -
  Gain on sale of coal mining assets                -       -      13       -
  Federal excise tax refund                         -       3       -      36
  Insurance recoveries related to USS-POSCO         -       2       -      20
     fire
                                               ------  ------  ------  ------
     Total income (loss) from operations        $(694)   $140   $(696)   $126
                                               ======  ======  ======  ======

Segment results for Flat-rolled

     The segment loss for Flat-rolled was $50 million in the third quarter of 2003, compared with income of $57 million in the same quarter of 2002. The decrease primarily reflected higher employee benefit costs, lower prices for sheet products, increased prices for natural gas, and costs associated with the August electrical grid power outage, which interrupted operations in Michigan and Ohio. These were partially offset by favorable effects resulting from the National Acquisition. Flat-rolled had a loss of $144 million in the first nine months of 2003, compared with a loss of $57 million in the same period in 2002. The increased loss mainly resulted from higher employee benefit costs, increased prices for natural gas, costs for scheduled repair outages at Gary Works and costs associated with the August power outage, partially offset by higher average realized prices for sheet products and favorable effects resulting from the National Acquisition.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Segment results for Tubular

     The segment loss for Tubular was $10 million in the third quarter of 2003, compared with income of $3 million in the same quarter last year. The decrease was mainly due to a less favorable mix of seamless products, increased employee benefit costs, and higher natural gas prices. Tubular reported a loss of $20 million for the first nine months of 2003, compared with income of $10 million in the first nine months of 2002. The declines resulted primarily from increased employee benefit costs, lower average realized prices for seamless products and higher natural gas prices, partially offset by income from the sale of U. S. Steel's interest in Delta in May 2003.

Segment results for USSE

     Segment income for USSE was $35 million in the third quarter of 2003, compared with income of $40 million in the third quarter of 2002. The third quarter change reflected increased costs mainly due to the unfavorable effect of changes in foreign exchange rates, as well as costs associated with conversion and facility management agreements with Sartid due mainly to operating and maintenance expenses required under such agreements. These were offset by higher average realized prices due to favorable exchange rate effects and partial collection of announced price increases. The agreements with Sartid were terminated September 12, 2003, in conjunction with the purchase of the assets covered by these agreements. For the first nine months of 2003, USSE recorded income of $166 million, compared with income of $65 million in the corresponding period in 2002. The improvement was primarily due to higher average realized prices as a result of favorable exchange rate effects and partial collection of announced price increases, as well as increased shipment volumes. Prior to September 12, 2003, USSE shipments included those realized under toll conversion agreements with Sartid and, effective September 12, 2003, included all shipments from Sartid, now USSB. These improvements were partially offset by the unfavorable effect on costs of changes in foreign exchange rates and costs associated with the conversion and facility management agreements with Sartid.

Segment results for Straightline

     The Straightline segment loss was $15 million in the third quarter 2003, compared to an $11 million loss in the year earlier quarter. Straightline's loss for the first nine months of 2003 was $49 million, compared with a loss of $28 million in the same period last year. The increased losses resulted mainly from higher 2003 sales volumes at negative margins. The negative margins were largely due to selling higher-priced inventories purchased in the second half of 2002.

Segment results for Real Estate

     Segment income for Real Estate was $12 million in the third quarter of 2003, compared with income of $16 million in the third quarter of 2002. The decrease was primarily due to declines in mineral interests royalties. Real Estate income for the first nine months of 2003 was $42 million, compared with $37 million in the comparable 2002 period. The increase resulted primarily from increased coal seam gas royalties.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results for Other Businesses

     The loss for Other Businesses in the third quarter of 2003 was $2 million, compared with income of $30 million in the third quarter of 2002. For the first nine months of 2003, Other Businesses generated a loss of $38 million, compared with income of $59 million in the year earlier period. The declines in both periods primarily reflected increased employee benefit costs and lower results for iron ore operations and transportation services, as well as lower results from coal operations due to the Mining Sale. Iron ore operations in both 2003 periods were negatively affected by higher natural gas prices as compared to the respective 2002 periods.

Pension and Other Postretirement Benefit Costs

     Pension and other postretirement benefit costs, which are included in income (loss) from operations, were approximately $560 million and $700 million for the third quarter and first nine months of 2003, respectively, compared to $7 million and $31 million for the corresponding periods of 2002. Costs in the third quarter and first nine months of 2003 included $505 million of the workforce reduction charge of $618 million described below. Costs in the first nine months of 2002 included a $10 million workforce reduction charge described below. The increases in 2003 were also due to lower plan assets, reduced asset return assumptions, a lower discount rate, increased medical claim costs and a higher assumed escalation trend applied to those claim costs. These costs do not include charges for defined contribution pension plans. These costs totaled $4 million and $11 million in the third quarter and first nine months of 2003, respectively, compared to $3 million and $10 million in the respective 2002 periods.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses included in income (loss) from operations were $319 million for the third quarter of 2003, compared to $74 million in the third quarter of 2002. Selling, general and administrative expenses totaled $590 million for the first nine months of 2003, compared with $245 million in the first nine months of 2002. The increases in 2003 were primarily due to higher pension and other postretirement benefit costs as previously discussed, and higher expenses at USSE due mainly to the unfavorable effects of foreign currency exchange rate differences and increased business development expenses. In the nine-month period, these were partially offset by the favorable effect of the absence in 2003 of the impairment of retiree medical cost reimbursements receivable from Republic, which occurred in the second quarter of 2002. Selling, general and administrative expenses in the third quarter and first nine months of 2003 included $169 million of the workforce reduction charge described below. Selling, general and administrative expenses in the first nine months of 2002 included the $10 million workforce reduction charge described below.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Items not allocated to segments:

     The workforce reduction charge of $618 million in the third quarter and first nine months of 2003 related to U. S. Steel's ongoing operating and administrative cost reduction programs and consisted of curtailment expenses of $310 million for pensions and $64 million for other postretirement benefits related to employee reductions under the Transition Assistance Program (TAP) for union employees (excluding former National employees retiring under the TAP), other retirements, layoffs and pending asset dispositions; termination benefit charges of $34 million primarily for enhanced pension benefits provided to
U. S. Steel employees retiring under the TAP; $105 million for early retirement cash incentives related to the TAP; $8 million for the cost of layoff unemployment benefits provided to non-represented employees; and pension settlement losses of $97 million due to a high level of retirements of salaried employees. The workforce reduction charge of $10 million in the first nine months of 2002 reflected pension settlement losses related to retirements of personnel covered under the non tax-qualified excess and supplemental pension plans for executive and senior management.

     Litigation items resulted in a charge of $25 million in the first nine months of 2003 and a credit of $9 million in the first nine months of 2002.

     Asset impairments of $46 million in the third quarter of 2003 resulted from a pending non-monetary asset exchange with International Steel Group, which closed effective November 1, 2003. Asset impairments of $57 million in the first nine months of 2003 also included U. S. Steel's impairment of a cost method investment. Asset impairments in the first nine months of 2002 were for charges to establish reserves against retiree medical cost reimbursements owed by Republic.

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

     Federal excise tax refund represents the recovery of black lung excise taxes that were paid on coal export sales during the period 1993 through 1999. During the first nine months of 2002, U. S. Steel received cash and recognized pre-tax income of $36 million, which was included in other income on the statement of operations. Of the $36 million received, $11 million represented interest.

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

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs were $26 million in the third quarter of 2003, compared with $32 million during the same period in 2002. Net interest and other financial costs in the first nine months of 2003 were $106 million, compared with $85 million in the same period in 2002. The 2003 periods included a favorable adjustment of $13 million related to interest accrued for prior years' income taxes. The decrease in the third quarter primarily reflected the $13 million favorable adjustment and more favorable changes in foreign currency effects, partially offset by interest on the new 9-3/4% senior notes that were issued in May 2003. The increase in the nine month period was primarily due to interest on the new 9-3/4% senior notes, an increase in interest for tax deficiencies and less favorable changes in foreign currency effects, partially offset by the favorable $13 million adjustment.
The foreign currency effects were primarily due to remeasurement of USSK and USSB net monetary assets into the U.S. dollar, which is their functional currency, and resulted in net gains of $8 million and $1 million in the third quarters of 2003 and 2002, respectively, and net gains of $5 million and $14 million in the first nine months of 2003 and 2002, respectively.

     The benefit for income taxes in the third quarter of 2003 was $366 million, compared with a provision of $2 million in the third quarter last year. The benefit for income taxes in the first nine months of 2003 was $418 million, compared with a benefit of $9 million in the first nine months of 2002.

     The income tax benefit in the nine months of 2003 reflected an estimated annual effective tax rate of 49%. The first nine months of 2003 included a $14 million favorable effect relating to an adjustment of prior years' taxes, in addition to a $4 million deferred tax benefit relating to the reversal of a state valuation allowance.

     The income tax benefit in the nine months of 2002 reflected an estimated annual effective tax rate of 31%. The tax benefit also included a $4 million deferred tax charge related to a newly enacted state tax law.

     The tax benefit in the nine months of 2003 is based on an estimated annual effective rate, which requires management to make its best estimate of annual forecasted pretax income (loss) for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including pension and other postretirement benefits. An annual forecasted pretax loss from domestic operations and pretax income from USSE have been included in the development of U. S. Steel's estimated annual effective tax rate for 2003 as of September 30, 2003. To the extent that actual pretax results for domestic and foreign income in 2003 vary from forecast estimates applied at the end of the most recent interim period, the actual tax benefit recognized in 2003 could be materially different from the forecasted annual tax benefit as of the end of the third quarter.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     As of September 30, 2003, U. S. Steel had net federal and state deferred tax assets of $470 million and $92 million, respectively, which are expected to increase during the fourth quarter. Although U. S. Steel has experienced domestic losses in the current and prior year, management believes that it is more likely than not that tax planning strategies generating future taxable income can be utilized to realize the deferred tax assets recorded at September 30, 2003. Tax planning strategies include the implementation of the previously announced plan to dispose of non-strategic assets, as well as the ability to elect alternative tax accounting methods to provide future taxable income to assure realization of the anticipated deferred tax assets. During the fourth quarter, U. S. Steel intends to merge its two defined benefit pension plans. Depending upon the discount rate in effect on the measurement date and the growth in plan assets during the fourth quarter, the additional minimum pension liability determination at year end may increase federal and state deferred tax assets by approximately $350 million or may result in a reversal of federal and state deferred tax assets of approximately $590 million, resulting in a net deferred tax liability at year-end. The amount of the realizable deferred tax assets at September 30, 2003, and those expected to be recognized in the fourth quarter of the year could be adversely affected to the extent that losses continue in the future, if future events affect the ability to implement tax planning strategies or if further charges result from an increase in the minimum pension liability. Should net deferred tax assets increase, management will reassess the need for a valuation allowance at December 31, 2003.

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

     In October 2002, a tax credit limit was negotiated by the Slovak government as part of the Accession Treaty governing the Slovak Republic's entry into the European Union (EU). The Treaty limits to $500 million the total tax credit to be granted to USSK during the period 2000 through 2009. The impact of the tax credit limit is expected to be minimal since Slovak tax laws have been modified and tax rates have been reduced since the acquisition of USSK. The Treaty also places limits upon USSK's flat-rolled production and export sales to the EU, allowing for modest growth each year through 2009. The limits upon export sales to the EU take effect upon the Slovak Republic's entry into the EU, which is expected to occur in May 2004. A question has recently arisen with respect to the effective date of the production limits. Slovak Republic representatives have stated their belief that the Treaty intended that these limits take effect upon entry into the EU, whereas the European Commission has taken the position that the flat-rolled production limitations apply as of 2002. Discussions between representatives of the Slovak Republic and the European Commission are ongoing. Although it is not possible to predict the outcome of those discussions, an agreement resolving this issue may be reached prior to the end of 2003. That agreement could result in a reduction in USSK's tax credit and/or

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

the acceleration of the restrictions upon USSK's flat-rolled production and/or sales into the EU. At this time, it is not possible to predict the impact of such a settlement upon U. S. Steel's financial position, results of operations or cash flows.

     The extraordinary loss, net of tax resulted from the Mining Sale, which ended U. S. Steel's mining and processing of coal and resulted in the recognition of the present value of obligations related to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992. The recognition of these obligations, which totaled $85 million, resulted in an extraordinary loss of $52 million, net of tax benefits of $33 million.

     The cumulative effect of change in accounting principle, net of tax was a charge of $5 million in the first quarter of 2003, and resulted from the adoption on January 1, 2003, of Statement of Financial Accounting Standards
(SFAS) No. 143, "Accounting for Asset Retirement Obligations."

     U. S. Steel's net loss was $354 million in the third quarter of 2003, compared with net income of $106 million in the third quarter of 2002.
U. S. Steel's net loss in the first nine months of 2003 was $441 million, compared with net income of $50 million in the same period in 2002. The declines primarily reflected the factors discussed above.

Operating Statistics
--------------------
     Flat-rolled shipments of 3.9 million tons for the third quarter of 2003 increased about 50 percent from the third quarter 2002, and 22 percent from the second quarter of 2003. Flat-rolled shipments of 9.5 million tons in the first nine months of 2003 increased about 27 percent from the prior year period. Flat-rolled shipments in 2003 were favorably affected by the National Acquisition. Tubular shipments of 231,000 tons for the third quarter of 2003 increased about 7 percent from the same period in 2002, and 9 percent from the second quarter of 2003. For the first nine months of 2003, Tubular shipments of 648,000 tons were up approximately 4 percent from the first nine months of 2002. At USSE, third quarter 2003 shipments of 1.2 million net tons were up about 14 percent from third quarter 2002 shipments, and down about 5 percent from shipments in the second quarter of 2003. USSE shipments for the first nine months of 2003 totaled 3.6 million net tons, an increase of 24 percent from the same period last year. Prior to September 12, 2003, USSE's shipments included those realized under toll conversion agreements with Sartid and, effective September 12, 2003, included all shipments from Sartid
(now USSB). USSE's shipments in the first nine months of 2002 were negatively affected by an unplanned blast furnace outage in the first quarter of 2002.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Raw steel capability utilization for domestic facilities and USSE in the third quarter of 2003 averaged 89.9 percent and 83.5 percent, respectively, compared with 93.7 percent and 90.8 percent in the third quarter of 2002 and
84.5 percent and 96.5 percent in the second quarter of 2003. Raw steel capability utilization for domestic facilities and USSE in the first nine months of 2003 averaged 88.6 percent and 92.1 percent, respectively, compared with
93.2 percent and 87.0 percent in the first nine months of 2002. Capability utilization for domestic facilities in the first nine months of 2003 was negatively affected by a scheduled repair outage at Gary Works for U. S. Steel's largest blast furnace. USSE's capability utilization in the third quarter and first nine months of 2003 was negatively affected by a blast furnace outage at USSK and the partial period inclusion of USSB as only about a third of its annual raw steel design production capability of 2.4 million tons is currently operational. USSE's capability utilization in the first nine months of 2002 was negatively affected by the blast furnace outage mentioned in the preceding paragraph.

Balance Sheet
-------------
     Cash and cash equivalents of $160 million at September 30, 2003, decreased $83 million from year-end 2002. For details, see cash flow discussion.

     Receivables, less allowance for doubtful accounts increased $330 million from year-end 2002, primarily due to the effects of the National Acquisition and higher prices and shipment volumes for USSE. The increase also reflects a $34 million receivable from National as a result of the working capital adjustment determination associated with the National Acquisition.

     Inventories increased $364 million from December 31, 2002, due mainly to the addition of the National facilities.

     Property, plant and equipment, less accumulated depreciation, depletion and amortization increased $389 million from December 31, 2002, mainly reflecting the addition of the National facilities.

     The pension asset declined $136 million compared to year-end 2002, primarily as a result of the settlement losses and curtailment charges related to the pension plan for non-union employees.

     The intangible pension asset decreased by $40 million from year-end 2002 as a result of the additional minimum liability adjustments that were recorded for the union pension plan.

     Other intangible assets, net of $39 million were acquired from National and were comprised primarily of proprietary software.

     Deferred income tax benefits increased by $366 million from December 31, 2002, from the establishment of federal and state deferred tax assets primarily related to employee benefits, including the adjustment to the additional minimum liability for the union pension plan, and also as a result of net operating losses generated in 2003.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Accounts payable of $940 million at September 30, 2003, increased
$263 million from year-end 2002, mainly due to the addition of the National facilities.

     Payroll and benefits payable increased $166 million from December 31, 2002, mainly due to payables related to the Transition Assistance Program for union employees and obligations related to active employees at the acquired National facilities.

     Long-term debt, less unamortized discount increased by $445 million from year-end 2002 primarily due to the issuance of $450 million of 9-3/4% senior notes in May 2003. For discussion, see "Liquidity."

     Deferred income taxes decreased by $221 million from December 31, 2002, as a result of the establishment of the deferred tax assets described above.

     Employee benefits increased $938 million from year-end 2002, mainly as the result of the remeasurement of pension and other postretirement benefit liabilities, the resulting additional minimum liability recorded for the union pension plan and liabilities related to active employees at the acquired National facilities.

     Preferred stock increased by $231 million from December 31, 2002, due to an offering of 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (Series B Preferred) that was completed in February 2003 for
$242 million, partially offset by preferred stock dividend payments which were applied against the Series B Preferred paid-in capital because of the retained deficit.

     Accumulated other comprehensive loss increased by $165 million from December 31, 2002, primarily reflecting an incremental $169 million net charge to equity resulting from the additional minimum liability adjustment for the union pension plan.

Cash Flow
---------
     Net cash provided from operating activities was $332 million for the first nine months of 2003, compared with $76 million in the same period of 2002. The improvement resulted mainly from lower working capital requirements following the National Acquisition.

     Capital expenditures in the first nine months of 2003 were $205 million, compared with $150 million in the same period in 2002. Major domestic projects in the first nine months of 2003 included the quench and temper line project at Lorain Pipe Mills. Major projects at USSK in the first nine months of 2003 included a new dynamo line and the installation of additional tin mill facilities.

     U. S. Steel's domestic contract commitments to acquire property, plant and equipment at September 30, 2003, totaled $34 million, compared with $24 million at December 31, 2002.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of September 30, 2003, and December 31, 2002, were $477 million and $541 million, respectively. Upon consummation of the purchase of two small remaining subsidiaries of Sartid a.d. (In Bankruptcy), the transaction requires USSB to spend up to $157 million during the first five years for working capital; the repair, rehabilitation, improvement, modification and upgrade of facilities; and community support and economic development. See Note 4 to Selected Notes to Financial Statements for further information.

     Capital expenditures for 2003 are expected to be approximately
$325 million, including approximately $120 million for USSE and $25 million for the acquired National facilities. U. S. Steel broadly estimates that average annual capital expenditures for the acquired National facilities will be between $75 million and $100 million.

     Acquisition - National assets resulted from $844 million paid at closing and $29 million of transaction costs. A receivable from National of $34 million for a working capital adjustment was collected in October 2003 and will reduce the cash acquisition cost.

     Acquisition - U. S. Steel Kosice represents payment of two installments of contingent consideration related to the acquisition in November 2000. The final installment was paid in July 2003.

     Disposal of assets in the first nine months of 2003 consisted mainly of proceeds from the Mining Sale and the sale of Delta.

     Sale of coal seam gas interests reflected cash received for the sale of certain coal seam gas interests in Alabama.

     Restricted cash - withdrawals of $42 million in the first nine months of 2003 were due primarily to funds withdrawn from a property exchange trust and utilized for the National Acquisition.

     Restricted cash - deposits of $93 million in the first nine months of 2003 included the deposit of $35 million from certain property sales into a property exchange trust. The balance for 2003 and the $60 million in the corresponding 2002 period were mainly used to collateralize letters of credit to meet financial assurance requirements.

     Issuance of long-term debt resulted from the issuance of $450 million of 9-3/4% senior notes in May 2003, net of deferred financing costs associated with the notes and the new inventory facility. For discussion, see "Liquidity."

     Settlement with Marathon of $54 million in the first nine months of 2002 reflected a cash payment made during the first quarter in accordance with the terms of the separation.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Preferred stock issued in the first nine months of 2003 reflected net proceeds from the offering of 5 million shares of Series B Preferred.

     Common stock issued in the first nine months of 2003 and 2002 reflected proceeds from stock sales to the U. S. Steel Corporation Savings Fund Plan for Salaried Employees and sales through the Dividend Reinvestment and Stock Purchase Plan. Common stock issued in the first nine months of 2002 also reflected $192 million of net proceeds from U. S. Steel's equity offering completed in May 2002.

     Dividends paid in the first nine months of 2003 were $26 million, compared with $14 million in the same period in 2002. Payments in both periods reflected the quarterly dividend rate of five cents per common share established by
U. S. Steel after the separation from Marathon. Dividends paid in 2003 also included an initial dividend of $1.206 per share for the Series B Preferred, which was paid on June 16, 2003, and a quarterly dividend of 87.5 cents per share, which was paid on September 15, 2003.

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

    On May 19, 2003, U. S. Steel entered into an amendment to the Receivables Purchase Agreement, which increased fundings under the facility to the lesser of eligible receivables or $500 million. Eligible receivables exclude certain obligors, amounts in excess of defined percentages for certain obligors, and amounts past due or due beyond a defined period. In addition, eligible receivables are calculated by deducting certain reserves, which are based on various determinants including concentration, dilution and loss percentages, as well as the credit ratings of U. S. Steel. As of September 30, 2003,
U. S. Steel had $489 million of eligible receivables, none of which were sold.

     In addition, on May 20, 2003, U. S. Steel entered into a new four-year revolving credit facility that provides for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the Receivables Purchase Agreement. The Inventory Facility replaced a similar $400 million facility entered into on November 30, 2001. The new facility expires in May 2007 and contains a number of covenants that require lender consent to incur debt, or make capital expenditures above certain limits; to sell assets used in the production of steel or steel products or incur liens on assets; and to limit dividends and other restricted payments if the amount available for borrowings drops below certain levels. The Inventory Facility also contains a fixed charge coverage ratio, calculated as the ratio of operating cash flow to cash charges as defined in the agreement of not less

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

than 1.25 times on the last day of any fiscal quarter. This coverage ratio must be met if availability, as defined in the agreement, is less than $100 million. As of September 30, 2003, $530 million was available to U. S. Steel under the Inventory Facility.

     While the term of the Receivables Purchase Agreement is five years, the facility also terminates on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the Inventory Facility and other debt obligations, any failure of USSR to maintain certain ratios related to the collectability of the receivables, and failure to extend the commitments of the commercial paper conduits' liquidity providers, which currently terminate on November 26, 2003. U. S. Steel is negotiating a renewal of the 364-day commitments of the liquidity providers and anticipates completing the renewals before the termination date.

     At September 30, 2003, USSK had no borrowings against its $50 million credit facilities. In addition, USSK had $3 million of customs guarantees outstanding, reducing availability under these facilities to $47 million. These facilities expire in the fourth quarter of 2004.

     In July 2001, U. S. Steel issued $385 million of 10-3/4% senior notes due August 1, 2008 (10-3/4% Senior Notes), and in September 2001, U. S. Steel issued an additional $150 million of 10-3/4% Senior Notes. As of September 30, 2003, the aggregate principal amount of 10-3/4% Senior Notes outstanding was $535 million.

     In May 2003, U. S. Steel sold $450 million of new senior notes due
May 15, 2010 (9-3/4% Senior Notes). These notes have an interest rate of 9-3/4% per annum payable semi-annually on May 15 and November 15, commencing November 15, 2003. The 9-3/4% Senior Notes were issued under U. S. Steel's outstanding universal shelf registration statement and are not listed on any national securities exchange. Proceeds from the sale of the 9-3/4% Senior Notes were used to finance a portion of the purchase price for the National Acquisition.
As of September 30, 2003, the aggregate principal amount of 9-3/4% Senior Notes outstanding was $450 million.

     In conjunction with issuing the 9-3/4% Senior Notes, U. S. Steel solicited the consent of the 10-3/4% Senior Note holders to conform certain terms of the 10-3/4% Senior Notes to the terms of the 9-3/4% Senior Notes. Those conforming changes modified the definitions of Consolidated Net Income, EBITDA and Like-Kind Exchange, permitted dividend payments on the Series B Preferred shares and expanded permitted investments to include loans made for the purpose of facilitating like-kind exchange transactions. U. S. Steel received the consent from holders of more than 90% of the principal amount of the 10-3/4% Senior Notes and the amendments were effective May 20, 2003.

     The 10-3/4% Senior Notes and the 9-3/4% Senior Notes (together the Senior Notes) impose very similar limitations on U. S. Steel's ability to make restricted payments. Restricted payments under the indentures include the declaration or payment of dividends on capital stock; the purchase, redemption or other acquisition or retirement for value of capital stock; the retirement of any subordinated obligations prior to their scheduled maturity; and the making of any investments other than those specifically permitted under the indentures. In order to make restricted payments, U. S. Steel must satisfy certain requirements, which include a consolidated coverage ratio based on EBITDA and consolidated interest expense for

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

the four most recent quarters. In addition, the total of all restricted payments made since the 10-3/4% Senior Notes were issued (excluding up to $50 million of dividends paid on common stock through the end of 2003) cannot exceed the cumulative cash proceeds from the sale of capital stock and certain investments plus 50% of consolidated net income from October 1, 2001, through the most recent quarter-end treated as one accounting period, or, if there is a consolidated net loss for the period, less 100% of such consolidated net loss. A complete description of the requirements and defined terms such as restricted payments, EBITDA and consolidated net income can be found in the indenture for the 10-3/4% Senior Notes that was filed as Exhibit 4(f) to
U. S. Steel's Annual Report on Form 10-K for the year ended December 31, 2001. The amended indenture for the 10-3/4% Senior Notes and the Officer's Certificate for the 9-3/4% Senior Notes were filed as Exhibit 4.2 and
Exhibit 4.1, respectively, to U. S. Steel's Current Report on Form 8-K dated May 20, 2003.

     As of September 30, 2003, U. S. Steel met the consolidated coverage ratio and had approximately $340 million of availability to make restricted payments under the calculation described in the preceding paragraph. Also, exclusive of any limitations imposed, U. S. Steel can declare and (i) make payment of dividends on the Series B Preferred and (ii) make aggregate dividend payments on common stock of up to $12 million from July 1, 2003 through the end of 2003. In addition, U. S. Steel has the ability to make other restricted payments of up to $28 million as of September 30, 2003, which could also be used for future dividend payments. U. S. Steel's ability to declare and pay dividends or make other restricted payments in the future is subject to U. S. Steel's ability to continue to meet the consolidated coverage ratio and have amounts available under the calculation or one of the exclusions just discussed.

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

     If these covenants are breached or if U. S. Steel fails to make payments under its material debt obligations or the Receivables Purchase Agreement, creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral. This may also cause termination events to occur under the Receivables Purchase Agreement and a default under the Senior Notes. Additional indebtedness that U. S. Steel may incur in the future may also contain similar covenants, as well as other restrictive provisions. Cross-default and cross-acceleration clauses in the Receivables Purchase Agreement, the Inventory Facility, the Senior Notes and any future additional indebtedness could have an adverse effect upon U. S. Steel's financial position and liquidity.

     U. S. Steel was in compliance with all of its debt covenants at September 30, 2003.

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

     U. S. Steel has utilized surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities.
U. S. Steel has replaced some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has used $48 million of liquidity sources for financial assurance purposes during the first nine months of 2003, and expects to use approximately $5 million more during the fourth quarter. These amounts include requirements for the acquired National facilities.

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

     U. S. Steel was contingently liable for debt and other obligations of Marathon as of September 30, 2003, in the amount of $68 million. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes in the amount of $471 million that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable. If that occurs, U. S. Steel may not be able to satisfy such obligations. In addition, if Marathon loses its investment grade ratings, certain of these obligations will be considered indebtedness under the Senior Notes indentures and for covenant calculations under the Inventory Facility. This occurrence could prevent U. S. Steel from incurring additional indebtedness under the Senior Notes or may cause a default under the Inventory Facility.

     The following table summarizes U. S. Steel's liquidity as of September 30, 2003:

(Dollars in millions)
----------------------------------------------------------------------------
            Cash and cash equivalents.......................     $  160
            Amount available under Receivables
               Purchase Agreement...........................        489
            Amount available under Inventory Facility.......        530
            Amounts available under USSK credit facilities..         47
                                                                 ------
              Total estimated liquidity.....................     $1,226

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     U. S. Steel's liquidity has increased by $195 million since December 31, 2002, primarily reflecting net cash provided from operating activities, the sale of the 9-3/4% Senior Notes, net proceeds of $242 million from U. S. Steel's offering of Series B Preferred and increased availability under the Receivables Purchase Agreement and the Inventory Facility, partially offset by cash used for the National Acquisition, other investing activities and dividends paid.

     The following table summarizes U. S. Steel's contractual obligations at September 30, 2003, and the effect such obligations are expected to have on
U. S. Steel's liquidity and cash flow in future periods.


(Dollars in millions)
------------------------------------------------------------------------
                                          Payments Due by Period
                                        Fourth   2004    2006
                                       Quarter  through through Beyond
Contractual Obligations         Total    2003    2005    2007    2007
------------------------------------------------------------------------
Long-term debt and capital     $1,885     $21     $52     $61  $1,751
  leases
Operating leases                  566      35     224     138     169
Capital commitments(a)            511       5      29     177     300
Environmental commitments(a)      125       8      26       -      91(b)
Usher retention bonus(a)            3       -       3       -       -
Steelworkers Pension Trust(c)        (d)   14      53      45        (d)
Other postretirement benefits        (e)   17     480     560        (e)
                                ------- ------- ------- ------- -------

   Total                             (d) $100    $867    $981        (d)
------------------------------------------------------------------------
(a) See Note 23 of Selected Notes to Financial Statements.
(b) Timing of potential cash flows is not determinable.
(c) Amount reflects two cash contributions to be made to the Steelworkers Pension Trust based on the number of National's represented employees as of the date of the acquisition, less the number of these employees participating in the Transition Assistance Program, and reflects estimated future cash contributions to be made to this trust based on contributory hours.
(d) Amount of contractual cash obligations is not determinable because the cash obligations are not estimable beyond five years.
(e) U. S. Steel accrues an annual cost for these benefit obligations under plans covering its active and retiree populations in accordance with generally accepted accounting principles. These obligations will require corporate cash in future years to the extent that trust assets are restricted or insufficient and to the extent that company contributions are required by law or union labor agreement. Amounts in the years 2003 through 2007 reflect our current estimate of corporate cash outflows and are net of the use of funds available from a VEBA trust. The accuracy of this forecast of future cash flows depends on various factors such as actual asset returns, the mix of assets within the asset trusts, medical escalation and discount rates used to calculate obligations, the availability of surplus pension assets allowable for transfer to pay retiree medical claims and company decisions or VEBA restrictions that impact the timing of the use of trust assets. Also, as such, the amounts shown could differ significantly from what is actually expended and, at this time, it is impossible to make an accurate prediction of cash requirements beyond five years.

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

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Pension obligations have been excluded from the above table. In the fourth quarter of 2003, U. S. Steel intends to merge its defined benefit pension plan for union employees and its defined benefit pension plan for non-union employees. Preliminary valuations indicate that the merged plan will not require cash funding for the 2003 or 2004 plan years. Thereafter, annual funding of approximately $75 million per year is currently anticipated for the merged plan. In the fourth quarter of 2003, U. S. Steel anticipates making a $75 million voluntary contribution to its union or merged defined benefit pension plan, consisting mainly of timber assets currently managed by the Real Estate segment. U. S. Steel may also make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years. Any such funding requirements could have an unfavorable impact on U. S. Steel's debt covenants, borrowing arrangements and cash flows. The funded status of U. S. Steel's pension plans is disclosed in
Note 12 to the Financial Statements in U. S. Steel's Annual Report on Form 10-K for the year ended December 31, 2002. Also, contributions to a trust established under the labor agreement with the USWA to assist National retirees with health care costs have been excluded from the above table as it is not possible to make an accurate prediction of cash requirements.

     The following table summarizes U. S. Steel's commercial commitments at September 30, 2003, and the effect such commitments could have on U. S. Steel's liquidity and cash flow in future periods.

(Dollars in millions)
--------------------------------------------------------------------------
                                       Scheduled Reductions by Period
                                           Fourth   2004    2006
                                           Quarter through through Beyond
Commercial Commitments             Total    2003    2005    2007    2007
--------------------------------------------------------------------------
Standby letters of credit(a)      $   96  $    - $    89 $     -  $    7
Surety bonds(a)                       26       -       8       -      18
Funded Trusts(a)                      24       -       -       -      24
Clairton 1314B partnership(a)(b)     150       -       -       -     150

Guarantees of indebtedness of
  unconsolidated entities(a)(b)       30       2      11       6      11
Contingent liabilities:
 - Marathon obligations(a)(b)         68       6      35      19       8
 - Unconditional purchase            889      53     472     228     136
   obligations(c)                  -----   -----   -----   -----   -----

   Total                          $1,283  $   61 $   615 $   253  $  354
--------------------------------------------------------------------------
(a) Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b)  See Note 23 of Selected Notes to Financial Statements.
(c) Reflects contractual purchase commitments ("take or pay" arrangements) primarily for purchases of certain energy and coal sources, and computer programming services.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     U. S. Steel management believes that U. S. Steel's liquidity will be adequate to satisfy its obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel's business needs, including the funding of acquisitions and capital expenditures, debt service for outstanding financings, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings and other external financing sources. However, there is no assurance that our business will continue to generate sufficient operating cash flow or that external financing sources will be available in an amount sufficient to enable us to service or refinance our indebtedness or to fund other liquidity needs in the future. If there is a prolonged delay in the recovery of the manufacturing sector of the U.S. economy, U. S. Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sales of non-strategic assets and other cash conservation measures.

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

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USSK is subject to the laws of the Slovak Republic. The environmental laws of the Slovak Republic generally follow the requirements of the European Union
(EU), which are comparable to domestic standards. USSK has also entered into an agreement with the Slovak government to bring, over time, its facilities into EU environmental compliance.

     USSB is subject to the laws of the Union of Serbia and Montenegro, which are currently more lenient than either the EU or U.S. standards, but this is expected to change over the next several years in anticipation of possible EU accession. An environmental baseline study will be conducted at USSB's facilities during the next six months. Under the terms of the acquisition, USSB will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of that study. A portion of the $157 million USSB committed to spend in connection with the acquisition of Sartid is expected to be used for environmental controls and upgrades.

    U. S. Steel has been notified that it is a potentially responsible party
(PRP) at 20 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of September 30, 2003. In addition, there are 17 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 37 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     In 1988, U. S. Steel and two other PRPs (Bethlehem Steel Corporation and William Fiore) agreed to the issuance of an administrative order by the U.S. Environmental Protection Agency (EPA) to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which
U. S. Steel paid $3.8 million. The EPA indicated that further remediation of this site would be required. In October 1991, the Pennsylvania Department of Environmental Resources (PADER) placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation, which was issued in 1997. After a feasibility study by the Pennsylvania Department of Environmental Protection (PADEP) and submission of a conceptual remediation plan in 2001 by
U. S. Steel, U. S. Steel submitted a revised remedial action plan on May 31, 2002. U. S. Steel and the PADEP signed a Consent Order and Agreement on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. On March 18, 2003, the PADEP notified U. S. Steel that the public comment period was concluded and the Consent Order and Agreement is final. U. S. Steel estimates its future liability at the site to be $6.6 million.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a five mile section of the Grand Calumet River that runs through and beyond Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with the EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of September 30, 2003, project costs have amounted to $47.7 million with another $2.7 million presently projected to complete the project, over the next two months, and $0.5 million necessary to operate the water treatment plant through March 2005. Construction began in January 2002 on a Corrective Action Management Unit (CAMU) to contain the dredged material on company property and construction was completed in February 2003. The water treatment plant, specific to this project, was completed in November 2002, and placed into operation in March 2003. Phase 1 removal of PCB-contaminated sediment was completed in December 2002. Dredging resumed in February 2003 and will continue until dredging on the river is concluded, which is expected to occur in December 2003. Closure costs for the CAMU are estimated to be an additional $4.9 million.

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

     On February 12, 1987, U. S. Steel and the PADER entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and the PADER reached agreement to amend the Consent Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $11.0 million with another $0.6 million presently estimated to complete the project.

     In 1997, USS/Kobe, a joint venture between U. S. Steel and Kobe Steel, Ltd.
(Kobe), was the subject of a multi-media audit by the EPA that included an air, water and hazardous waste compliance review. USS/Kobe and the EPA entered into a tolling agreement pending issuance of the final audit and commenced settlement negotiations in July 1999. In August 1999, the steelmaking and bar producing operations of USS/Kobe were combined with companies controlled by Blackstone Capital Partners II to form Republic. The tubular operations of USS/Kobe were transferred to a newly formed entity, Lorain Tubular Company, LLC (Lorain Tubular), which operated as a joint venture between U. S. Steel and Kobe until December 31, 1999, when U. S. Steel purchased all of Kobe's interest in Lorain Tubular. U. S. Steel is continuing negotiations with the EPA, and has made an offer of settlement that involves a cash penalty of $100,025 and a supplemental environmental project to do PCB transformer replacement for a combined amount of $774,025. Most of the matters raised by the EPA relate to Republic's facilities; however, air discharges from U. S. Steel's #3 seamless pipe mill have also been cited. U. S. Steel will be responsible for matters relating to its facilities. The final report and citations from the EPA have not been issued. Issues related to Republic have been resolved in its bankruptcy proceedings.

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

     Prior to U. S. Steel's acquisition of the Great Lakes facility it had operated under a permit for indirect discharge of wastewater to the Detroit Water and Sewerage Department (DWSD). National had reported to the DWSD violations of effluent limitations, including mercury, contained in the facility's indirect discharge to the DWSD treatment plant and had entered into a consent order with the DWSD that required improvements in plant equipment to remedy the violations. The Great Lakes facility continues to operate under a DWSD permit for this discharge and anticipates spending approximately $2.9 million to improve operating equipment to come into compliance with discharge limits in the current DWSD permit. As of September 30, 2003, project costs have amounted to $2.2 million.

     During the third quarter and first nine months of 2003, U. S. Steel accrued $11 million and $22 million, respectively, for environmental remediation for domestic and foreign facilities. The total accrual for such liabilities at September 30, 2003, was $105 million. Environmental spending during the third quarter and first nine months of 2003 totaled $11 million and $35 million, respectively. These amounts exclude liabilities related to asset retirement obligations under SFAS No. 143.

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

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Outlook
-------
     Looking ahead to the fourth quarter, shipments and prices for the Flat-rolled segment are expected to remain about the same versus the third quarter. Fourth quarter results will be negatively affected by approximately $40 million in pre-tax costs for several major planned facility outages. For full-year 2003, Flat-rolled shipments are expected to exceed 13.0 million net tons. U. S. Steel has announced price increases of $30 per ton for sheet products and 4 percent for tin products effective January 5, 2004. PinnOak Resources, LLC (PinnOak), the purchaser
U. S. Steel Mining's assets, has experienced a fire at one of its operations and has therefore curtailed coal shipments to U. S. Steel. U. S. Steel has replaced this lost volume from other sources at the current market price, which is higher than the PinnOak contract price.

     The Tubular segment is expected to realize slight improvements in shipments and prices in the fourth quarter compared to the third quarter. Full year shipments are expected to be approximately 900,000 tons and will be impacted by continued weak oil country tubular goods markets. The quench and temper line at Lorain Pipe Mills commenced operation early in the third quarter and should reach full production capability during the fourth quarter.

     USSE fourth quarter shipments are expected to remain in line with the third quarter of 2003 and shipments for the full year are projected to be approximately 4.7 million net tons. USSE is expecting a slight increase in the fourth quarter 2003 average realized price as compared to third quarter, and has announced a price increase of 20 euros per metric ton for all flat-rolled products effective January 1, 2004.

     With recent increases in world demand for raw materials to support steelmaking, prices for these commodities are increasing. U. S. Steel purchases all of its domestic coal requirements and a portion of its domestic scrap, coke and iron ore requirements. In addition, U. S. Steel purchases all of USSE's coal and iron ore requirements and a portion of USSE's coke requirements. Future results will be impacted by market prices for these purchased commodities.

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

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     At the time of the National acquisition in May, domestic employees at
U. S. Steel and National totaled 28,000. As a result of the implementation of the new labor agreement, the elimination of redundant personnel following the acquisition, efforts to reduce domestic administrative costs and the Mining Sale, U. S. Steel reduced domestic employment to 23,800 as of September 30, 2003. This number will decline further over the next several months as
U. S. Steel completes the TAP reductions, continues to reduce administrative costs and completes the asset exchange with International Steel Group. This may result in additional workforce reduction charges.

     U. S. Steel's underfunded benefit obligations for retiree medical and life insurance increased from $1.8 billion at year-end 2001 to $2.6 billion at year-end 2002. U. S. Steel estimates that its underfunded benefit obligation at year-end 2003 will be $2.6 billion. As of September 30, 2003, a one percentage point increase in the discount rate would have decreased OPEB liabilities in the company's main plans by approximately $250 million while a one percentage point decrease would have increased OPEB liabilities by approximately $300 million. As of September 30, 2003, a one percentage point increase in the escalation rate would have increased OPEB liabilities in the company's main plans by approximately $170 million while a one percentage point decrease would have decreased OPEB liabilities by approximately $150 million. Other postretirement benefit expense is expected to be approximately $40 million in the fourth quarter and $180 million for full year 2003, excluding previously recorded charges of approximately $65 million related to workforce reductions. Assuming a discount rate of 6.25 percent, other postretirement benefit expense is expected to be approximately $160 million in 2004.

     The funded status of the defined benefit pension plans declined from an overfunded position of $1.2 billion at year-end 2001 to an underfunded position of $0.4 billion at year-end 2002. With the expected workforce reduction and certain retirement rate assumption changes, the plan, after the merger discussed below, is expected to have a year-end 2003 underfunded position of approximately $0.7 billion. As of September 30, 2003, a one percentage point increase in the discount rate would have decreased pension liabilities in the company's main domestic plans by approximately $640 million while a one percentage point decrease would have increased pension liabilities by approximately $670 million. Pension costs for domestic defined benefit plans are expected to be approximately $50 million for the fourth quarter 2003 and $100 million for full year 2003, excluding previously recorded charges of approximately $440 million connected with workforce reductions. Assuming a discount rate of 6.25 percent, pension costs for domestic defined benefit plans are expected to be approximately $210 million in 2004. These amounts do not include expenses for payments to the multi-employer Steelworkers Pension Trust for former National union employees who joined U. S. Steel and for union employees who join
U. S. Steel after July 1, 2003. Nor do they include expenses for non-union employees who join U. S. Steel after July 1, 2003, including non-union employees formerly employed by National, who will participate in a defined contribution pension program.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     During the fourth quarter of 2003, U. S. Steel intends to merge its two major defined benefit pension plans. Because of this merger, pension accounting rules may require that U. S. Steel increase the additional minimum liability that was recorded at September 30, 2003. This increase would result in a non-cash net charge against equity, which is currently estimated in a range of $500 million to $600 million. The actual amount of such charge will be determined based upon facts and circumstances on the measurement date. Therefore, the result could be materially different from the estimate above. Such differences could range from a reversal of the $927 million net charge against equity that was recorded at September 30, 2003, up to a cumulative charge against equity of $1.4 billion to $1.5 billion. These entries will have no impact on income. These charges against equity would result in an increase in federal and state deferred tax assets, which management will assess to determine if such assets may be realized. Should a valuation allowance be required, the upper range of the cumulative charge against equity could increase from $1.5 billion discussed above to as much as $2.5 billion, representing an increase of as much as $1 billion related to a valuation allowance for the full or partial effects of the plan merger and the tax benefit included in the net charge as of September 30, 2003.

     Preliminary valuations indicate that the merged plan will not require cash funding for the 2003 or 2004 plan years. Thereafter, annual funding of approximately $75 million per year is currently anticipated for the merged plan. In the fourth quarter of 2003, U. S. Steel anticipates making a $75 million voluntary contribution to its union or merged defined benefit pension plan, consisting mainly of timber assets currently managed by the Real Estate segment.
U. S. Steel may also make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years.

     Cash payments for retiree medical and life insurance in 2002 and 2001 totaled $212 million and $183 million, respectively. During 2002 and 2001, substantially all payments on behalf of union retirees were paid from the VEBA trust. U. S. Steel expects that all payments on behalf of union retirees will also be paid from the VEBA trust in 2003, but beginning in early 2004, corporate funds will be used for these payments. Corporate funds used for all retiree health and life benefits in 2004 and 2005 are expected to total $220 million and $260 million, respectively.

    Legislation enacted in Indiana in April 2003 permits certain steel companies and refinery operations to claim additional depreciation on older facilities for Indiana property tax reporting. As a result of this legislation, U. S. Steel is projected to realize a reduction in Gary Works' property tax expenses of approximately $11 million in 2003 compared with 2002. This reduction does not fully address the detrimental impact of property taxes on Gary Works' competitive position, when compared to competitors in Indiana and to other steel facilities in the United States and abroad.

    U. S. Steel's Real Estate segment continues to pursue the sale of its mineral interests pursuant to a letter of intent, and the contribution of timber assets to a defined benefit pension plan. These transactions are targeted for completion in the first quarter of 2004 and the fourth quarter of 2003, respectively.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

    The preceding discussion contains forward-looking statements with respect to market conditions, operating costs, shipments and prices, National acquisition synergies, workforce reductions, administrative cost reductions, the new labor agreement, net periodic benefit costs and cash requirements, the merger of U. S. Steel's two major pension plans, tax relief and potential asset dispositions. Some factors, among others, that could affect 2003 market conditions, costs, shipments and prices for both domestic operations and USSE include product demand, prices and mix, global and company steel production levels, plant operating performance, the timing and completion of facility projects, natural gas prices and usage, changes in environmental, tax and other laws, the resumption of operation of steel facilities sold under the bankruptcy laws, employee strikes, power outages and U.S. and European economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Additional factors that may affect USSE's results are foreign currency fluctuations and political factors in Europe that include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. Factors that may affect expected synergies from the National Acquisition include management's ability to, and the speed with which management is able to, successfully integrate the acquired National operations. Factors that may affect expected cost reductions include management's ability to, and the speed with which management is able to, complete the TAP program, identify and eliminate redundancies, and operate effectively with fewer employees. Factors that may affect the amount of net periodic benefit costs and the amount of any additional minimum liability include among others, pension fund investment performance, liability changes and interest rates. Cash funding requirements for pensions and other postretirement benefits depend upon various factors such as future asset performance, the level of interest rates used to measure ERISA minimum funding levels, medical cost inflation, the impacts of business acquisitions or sales, union negotiated changes and future government regulation. Consummation of the sale of the mineral interests will depend upon a number of factors including regulatory approvals, negotiation of definitive documentation and the ability of the purchaser to arrange financing. Contribution of the timber assets to a pension plan is contingent on and may be influenced by factors that include regulatory approvals. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2002, and in subsequent filings for U. S. Steel.

    Steel imports to the United States accounted for an estimated 20% of the domestic steel market in the first eight months of 2003, 26% for the year 2002, and 24% for the year 2001.

     The trade remedies announced by President Bush, under Section 201 of the Trade Act of 1974, on March 5, 2002, became effective for imports entering the United States on and after March 20, 2002. They provide for tariffs and quotas on some steel products for three years, with the tariff rates dropping and the quotas increasing on the first and second anniversary of their being in effect. Various countries and various products are exempt, and the United States Trade Representative maintains a process by which additional products can be exempted.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The United States International Trade Commission (ITC) has conducted, as required by law, a mid-term review regarding the effectiveness of the Section 201 remedies and, at the request of the House Committee on Ways and Means, has conducted a general fact finding investigation under Section 332 of the Tariff Act of 1930 to examine the impact of the Section 201 tariffs on the domestic steel-consuming industries. The report of the ITC in both proceedings was submitted to the President and Congress on September 19, 2003. The President may make a determination as to whether the Section 201 relief will remain in effect for the remainder of the three-year term or be modified or terminated prior to March 2005.

     Various countries have challenged President Bush's action at the World Trade Organization (WTO) and taken other actions responding to the Section 201 remedies. In August 2003, a panel of the Dispute Settlement Body of the WTO issued a final ruling against the United States. The United States has appealed the ruling to the WTO's Appellate Body.

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

     Definitive measures were announced on September 27, 2002, in a separate safeguard trade action commenced by the European Commission. In that proceeding, which is similar to the U.S. Section 201 proceedings, quota/tariff measures were announced relative to the import of certain steel products into the EU. USSK is impacted by the quota/tariff measures on four products: non-alloy hot-rolled coils, hot-rolled strip, hot-rolled sheet and cold-rolled flat products. Annual shipment quotas were set for all four products. The shipment quotas on all products, other than non-alloy hot-rolled coils, are country-specific. The hot-rolled coil quota is a global quota. The annual hot-rolled coil quota was effectively exhausted on July 29, 2003. Accordingly, a 15.7% tariff was imposed on hot-rolled coils shipped into the EU from that date until the quota expired on September 28, 2003, the anniversary date of the imposition of the measures. Slovakia's country-specific quotas for hot-rolled sheet, hot-rolled strip and/or cold-rolled flat products were not exceeded prior to September 28, 2003. On September 29, 2003, new annual quotas, set at 5% above the first year quotas, went into effect. The EU safeguard measures are scheduled to expire on March 28, 2005. However, these measures will cease to impact USSK at such time that Slovakia becomes a member of the EU. Slovakia has been accepted for membership in the EU and entry is expected to occur in May 2004.

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

Accounting Standards
--------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 established a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. U. S. Steel adopted this Statement effective January 1, 2003. See Note 8 to Selected Notes to Financial Statements.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123. SFAS
No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. U. S. Steel adopted the annual disclosure provisions of SFAS No. 148 for the annual financial statements and adopted the interim provisions effective with the second quarter of 2003.
U. S. Steel is not changing to the fair value based method of accounting for stock-based employee compensation; therefore, the transition provisions are not applicable. See Note 6 to Selected Notes to Financial Statements.

                         UNITED STATES STEEL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack the characteristics of a controlling financial interest. The FASB delayed the application of this Interpretation until December 31, 2003. At this time,
U. S. Steel has not completed its assessment of the effects of the application of this Interpretation on either its financial position or results of operations.

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

                         UNITED STATES STEEL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      -------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analyses of the incremental effects on pretax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of September 30, 2003, are provided in the following table(a):

                                            Incremental Decrease in
                                           Income Before Income Taxes
                                            Assuming a Hypothetical
                                               Price Decrease of:

(Dollars in millions)                             10%     25%
--------------------------------------------------------------------------------
Commodity-Based Derivative Instruments

    Zinc                                          1.2     3.0

    Tin                                           0.2     0.4

      (a) With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effects on pretax income of hypothetical 10% and 25% decreases in closing commodity prices for each open contract position at September 30, 2003. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to September 30, 2003, may cause future pretax income effects to differ from those presented in the table.

                         UNITED STATES STEEL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      -------------------------------------

Interest Rate Risk
------------------
     U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in September 30, 2003, interest rates on the fair value of U. S. Steel's non-derivative financial instruments is provided in the following table:

(Dollars in millions)
--------------------------------------------------------------------------------
As of September 30, 2003                                    Incremental
                                                            Increase in
Non-Derivative                                        Fair     Fair
Financial Instruments(a)                             Value    Value(b)
--------------------------------------------------------------------------------
Financial assets:
 Investments and
   long-term receivables                              $23        $-
--------------------------------------------------------------------------------
Financial liabilities:
 Long-term debt (c)(d)                             $1,909       $79
--------------------------------------------------------------------------------
(a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at September 30, 2003, on the fair value of U. S. Steel's non-derivative financial instruments.
(c)    Includes amounts due within one year.
(d) Fair value was based on market prices or estimated borrowing rates for financings with similar maturities.

     At September 30, 2003, U. S. Steel's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations.
This sensitivity is illustrated by the $79 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However,
U. S. Steel's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel's results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

                         UNITED STATES STEEL CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      ------------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------
     U. S. Steel, primarily through USSE, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 2003, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $17.8 million) and Slovak koruna (total notional value of approximately
$37.7 million). A 10% increase in the September 30, 2003 euro forward rates would result in a $5.6 million charge to income.

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

                         UNITED STATES STEEL CORPORATION
                             CONTROLS AND PROCEDURES
                      ------------------------------------

Disclosure Controls and Procedures
-----------------------------------
     U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, U. S. Steel's disclosure controls and procedures were effective.

Internal Controls
-----------------
     As of September 30, 2003, there have not been any significant changes in
U. S. Steel's internal control over financial reporting or in other factors that could significantly affect that control.

                         UNITED STATES STEEL CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                    ----------------------------------------
                                            Third Quarter       Nine Months
                                          Ended September 30 Ended September 30
(Dollars in millions)                          2003    2002    2003    2002
-------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
Flat-rolled Products                           $(50)    $57   $(144)   $(57)
Tubular Products                                (10)      3     (20)     10
U. S. Steel Europe                               35      40     166      65
Straightline                                    (15)    (11)    (49)    (28)
Real Estate                                      12      16      42      37
Other Businesses                                 (2)     30     (38)     59
                                              -----   -----   -----   -----
Segment Income (Loss) from Operations           (30)    135     (43)     86
 Items not allocated to segments:
  Workforce reduction charges                  (618)      -    (618)    (10)
  Litigation items                                -       -     (25)      9
  Asset impairments                             (46)      -     (57)    (14)
  Costs related to Fairless shutdown              -       -       -      (1)
  Income from sale of coal seam gas               -       -      34       -
    interests
  Gain on sale of coal mining assets              -       -      13       -
  Federal excise tax refund                       -       3       -      36
  Insurance recoveries related to USS-            -       2       -      20
    POSCO fire
                                              -----   -----   -----   -----
   Total Income (Loss) from Operations        $(694)   $140   $(696)   $126
CAPITAL EXPENDITURES
 Flat-rolled Products                           $23      $8     $57     $27
 Tubular Products                                 6      13      44      28
 U. S. Steel Europe                              30      11      72      45
 Straightline                                     1       2       2       7
 Real Estate                                      1       -       1       1
 Other Businesses                                12      12      29      42
                                              -----   -----   -----   -----
   Total                                        $73     $46    $205    $150
OPERATING STATISTICS
 Average realized price: ($/net ton)(a)
   Flat-rolled Products                        $424    $428    $422    $403
   Tubular Products                             625     663     635     647
   U. S. Steel Europe                           351     290     354     265
 Steel Shipments:(a)(b)
   Flat-rolled Products                       3,909   2,598   9,547   7,500
   Tubular Products                             231     216     648     621
   U. S. Steel Europe                         1,153   1,009   3,561   2,870
 Raw Steel-Production:(b)
   Domestic Facilities                        4,396   3,022  10,629   8,926
   U. S. Steel Europe                         1,158   1,144   3,561   3,252

 Raw Steel-Capability Utilization:(c)
   Domestic Facilities                        89.9%   93.7%   88.6%   93.2%
   U. S. Steel Kosice                         83.5%   90.8%   92.1%   87.0%
 Domestic iron ore shipments(b)(d)            5,830   4,819  12,896  12,167
 Domestic coke shipments(b)(d)                1,743   1,342   4,412   3,862
-----------
      (a)  Excludes intersegment transfers.
      (b)  Thousands of net tons.
      (c) Based on annual raw steel production capability of 12.8 million net tons prior to May 20, 2003, and 19.4 million net tons thereafter for domestic facilities; and 5.0 million net tons prior to September 12, 2003, and 7.4 million net tons thereafter for U. S. Steel Europe.
      (d)  Includes intersegment transfers.

Part II - Other Information:
----------------------------

Item 1. LEGAL PROCEEDINGS

Environmental Proceedings

     In 1988, U. S. Steel and two other PRPs (Bethlehem Steel Corporation and William Fiore) agreed to the issuance of an administrative order by the U.S. Environmental Protection Agency (EPA) to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which
U. S. Steel paid $3.8 million. The EPA indicated that further remediation of this site would be required. In October 1991, the Pennsylvania Department of Environmental Resources (PADER) placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation, which was issued in 1997. After a feasibility study by the Pennsylvania Department of Environmental Protection (PADEP) and submission of a conceptual remediation plan in 2001 by
U. S. Steel, U. S. Steel submitted a revised remedial action plan on May 31, 2002. U. S. Steel and the PADEP signed a Consent Order and Agreement on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. On March 18, 2003, the PADEP notified U. S. Steel that the public comment period was concluded and the Consent Order and Agreement is final. U. S. Steel estimates its future liability at the site to be $6.6 million.

     On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a five mile section of the Grand Calumet River that runs through and beyond Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with the EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of September 30, 2003, project costs have amounted to $47.7 million with another $2.7 million presently projected to complete the project, over the next two months, and $0.5 million necessary to operate the water treatment plant through March 2005. Construction began in January 2002 on a Corrective Action Management Unit (CAMU) to contain the dredged material on company property and construction was completed in February 2003. The water treatment plant, specific to this project, was completed in November 2002, and placed into operation in March 2003. Phase 1 removal of PCB-contaminated sediment was completed in December 2002. Dredging resumed in February 2003 and will continue until dredging on the river is concluded, which is expected to occur in December 2003. Closure costs for the CAMU are estimated to be an additional $4.9 million.

----------------------------------------

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

     On February 12, 1987, U. S. Steel and the PADER entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and the PADER reached agreement to amend the Consent Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $11.0 million with another $0.6 million presently estimated to complete the project.

----------------------------------------

     In 1997, USS/Kobe, a joint venture between U. S. Steel and Kobe Steel, Ltd.
(Kobe), was the subject of a multi-media audit by the EPA that included an air, water and hazardous waste compliance review. USS/Kobe and the EPA entered into a tolling agreement pending issuance of the final audit and commenced settlement negotiations in July 1999. In August 1999, the steelmaking and bar producing operations of USS/Kobe were combined with companies controlled by Blackstone Capital Partners II to form Republic. The tubular operations of USS/Kobe were transferred to a newly formed entity, Lorain Tubular Company, LLC (Lorain Tubular), which operated as a joint venture between U. S. Steel and Kobe until December 31, 1999, when U. S. Steel purchased all of Kobe's interest in Lorain Tubular. U. S. Steel is continuing negotiations with the EPA, and has made an offer of settlement that involves a cash penalty of $100,025 and a supplemental environmental project to do PCB transformer replacement for a combined amount of $774,025. Most of the matters raised by the EPA relate to Republic's facilities; however, air discharges from U. S. Steel's #3 seamless pipe mill have also been cited. U. S. Steel will be responsible for matters relating to its facilities. The final report and citations from the EPA have not been issued. Issues related to Republic have been resolved in its bankruptcy proceedings.

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

----------------------------------------

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

     These cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos contained in a U. S. Steel electric cable product or to asbestos on U. S. Steel's premises; approximately 200 plaintiffs allege they are suffering from mesothelioma. In many cases, the plaintiffs cannot demonstrate that they have suffered any compensable loss as a result of such exposure or that any injuries they have incurred did in fact result from such exposure. Virtually all asbestos cases seek monetary damages from multiple defendants. U. S. Steel is unable to provide meaningful disclosure about the total amount of such damages alleged in these cases for the following reasons:
(1) many cases do not claim a specific demand for damages, or contain a demand that is stated only as being in excess of the minimum jurisdictional limit of the relevant court; (2) even where there are specific demands for damages, there is no meaningful way to determine what amount of the damages would or could be assessed against any particular defendant; (3) plaintiffs' lawyers often allege the same amount of damages irrespective of the specific harm that has been alleged, even though the ultimate outcome of any claim may depend upon the actual disease, if any, that the plaintiff is able to prove and the actual exposure, if any, to the U. S. Steel product or the duration of exposure, if any, on U. S. Steel's premises. U. S. Steel believes the amount of any damages alleged in the complaints initially filed in these cases is not relevant in assessing its potential liability.

     U. S. Steel aggressively pursues grounds for the dismissal of U. S. Steel from pending cases and makes efforts to settle appropriate cases for reasonable, and frequently nominal, amounts. In 2000, U. S. Steel settled 22 claims for a total of approximately $80,000, had 4,157 claims dismissed or otherwise resolved and 3,860 new claims filed, so that as of December 31, 2000, we had a total of approximately 30,700 active claims outstanding. In 2001, U. S. Steel settled 11,166 claims for a total of approximately $190,000, had about 4,102 claims dismissed or otherwise resolved and 1,679 new claims filed so that as of December 31, 2001, we had a total of approximately 17,100 active claims outstanding. In 2002, U. S. Steel settled 1,135 claims for a total of approximately $700,000, had a total of 2,662 claims dismissed or otherwise resolved and 842 new claims filed, so that as of December 31, 2002, we had a total of approximately 14,100 active claims outstanding.

----------------------------------------

     U. S. Steel also litigates cases to verdict where it believes that litigation is appropriate. Until March 2003, U. S. Steel was successful in all asbestos cases that it tried to final judgment. On March 28, 2003, a jury in Madison County, Illinois returned a verdict against U. S. Steel for $50 million in compensatory damages and $200 million in punitive damages. The plaintiff, an Indiana resident, alleged he was exposed to asbestos while working as a
U. S. Steel employee at Gary Works in Gary, Indiana from 1950 to 1981 and that he suffers from mesothelioma as a result. U. S. Steel believes the plaintiff's exclusive remedy was provided by the Indiana workers' compensation law and that this issue and other errors at trial would have enabled U. S. Steel to succeed on appeal. However, in order to avoid the delay and uncertainties of further litigation and having to post an appeal bond equal to the amount of the verdict and to allow U. S. Steel to actively pursue its acquisition activities and other strategic initiatives, U. S. Steel settled this case and the settlement was reflected in financial results for the first quarter of 2003.

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

   It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this and although our results of operations or cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, the Company believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition.

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

----------------------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

       3.1 U. S. Steel Restated Certificate of Incorporation dated September 30, 2003

       10.1 First Amendment dated as of August 19, 2003 to the Credit Agreement dated as of May 20, 2003 among U. S. Steel, the lenders party thereto, the LC issuing banks party thereto, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent, Co-Syndication Agent and Swingline Lender, and General Electric Capital Corporation, as Co-Collateral Agent and Co-Syndication Agent

       10.2 Second Amendment dated as of September 30, 2003 to the Credit Agreement dated as of May 20, 2003 among U. S. Steel, the lenders party thereto, the LC issuing banks party thereto, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent, Co-Syndication Agent and Swingline Lender, and General Electric Capital Corporation, as Co-Collateral Agent and Co-Syndication Agent

       12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

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

----------------------------------------

   (b)  REPORTS ON FORM 8-K

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

      * Form 8-K dated August 4, 2003, reporting under Item 12. Results of Operations and Financial Condition, that U. S. Steel is furnishing information for the August 4, 2003, U. S. Steel Earnings Release.

        Form 8-K dated September 22, 2003, reporting under Item 5. Other Events that U. S. Steel Balkan d.o.o., an indirect wholly owned subsidiary of
        U. S. Steel, acquired out of bankruptcy Sartid a.d. (In Bankruptcy) and four of its subsidiaries.

      * Form 8-K dated October 10, 2003, reporting under Item 12. Results of Operations and Financial Condition, that U. S. Steel is furnishing information for the October 10, 2003 press release titled "U. S. Steel Reports on Pending Asset Swap and Third Quarter Charges."

      * Form 8-K dated October 28, 2003, reporting under Item 12. Results of Operations and Financial Condition, that U. S. Steel is furnishing information for the October 28, 2003, U. S. Steel Earnings Release.
       ------------------------------------------------------------------------
       * Reports submitted to the Securities and Exchange Commission under
       Item 9 and Item 12. Pursuant to General Instruction B of Form 8-K, the reports submitted under Items 9 and 12 are not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liabilities of that section. Unless it specifically does so, U. S. Steel is not incorporating, and does not intend to incorporate, by reference these reports into a filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

      UNITED STATES STEEL CORPORATION


      By /s/ Larry G. Schultz
         --------------------
        Larry G. Schultz
        Vice President & Controller

November 7, 2003

----------------------------------------

WEB SITE POSTING

     This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.