Form 10-Q/A
period 2003-09-30
UNITED STATES STEEL CORP
filed 2004-01-27
CIK 1163302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       Or


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to _____________


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

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This amendment is to amend Item 1 of Part I and Item 1 of Part II of the registrant's report on Form 10-Q for the quarterly period ended September 30, 2003 to amend the description of the allocation of the purchase price in footnote 3 to the financial statements and to revise the disclosure regarding asbestos litigation. The full text of Item 1 of Part I and Item 1 of Part II are set forth in this Amendment to Form 10-Q.

--------------------------------------------------------------------------------

Part I - Financial Information:

                         UNITED STATES STEEL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                                                         Third Quarter          Nine Months
                                                                                             Ended                 Ended
                                                                                          September 30         September 30
 (Dollars in millions, except per share amounts)                                        2003       2002       2003      2002
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME:
  Revenues......................................................................    $ 2,267    $ 1,648    $ 5,993     $ 4,381
  Revenues from related parties.................................................        239        257        722         716
  Income (loss) from investees..................................................         (2)         2        (10)         11
  Net gains on disposal of assets...............................................          4          2         27           7
  Other income..................................................................          -          5         45          40
                                                                                      -----      -----      -----       -----
    Total revenues and other income.............................................      2,508      1,914      6,777       5,155
                                                                                      -----      -----      -----       -----
COSTS AND EXPENSES:
  Cost of revenues (excludes items shown below).................................      2,743      1,611      6,566       4,518
  Selling, general and administrative expenses..................................        319         74        590         245
  Depreciation, depletion and amortization......................................        140         89        317         266
                                                                                      -----      -----      -----       -----
    Total costs and expenses....................................................      3,202      1,774      7,473       5,029
                                                                                      -----      -----      -----       -----
INCOME (LOSS) FROM OPERATIONS...................................................       (694)       140       (696)        126
Net interest and other financial costs..........................................         26         32        106          85
                                                                                      -----      -----      -----       -----
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
  LOSS AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE.......................................................       (720)       108       (802)         41
Provision (benefit) for income taxes............................................       (366)         2       (418)         (9)
                                                                                      -----      -----      -----       -----
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE...........................       (354)       106       (384)         50
Extraordinary loss, net of tax..................................................          -          -        (52)          -
Cumulative effect of change in accounting principle,
  net of tax....................................................................          -          -         (5)          -
                                                                                      -----      -----      -----       -----
NET INCOME (LOSS)...............................................................       (354)       106       (441)         50
Dividends on preferred stock....................................................         (4)         -        (11)          -
                                                                                      -----      -----      -----       -----
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK....................................     $ (358)    $  106     $ (452)     $   50
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

                         UNITED STATES STEEL CORPORATION
                 STATEMENT OF OPERATIONS (Continued) (Unaudited)
                                COMMON STOCK DATA
                ------------------------------------------------

                                                                                        Third Quarter         Nine Months
                                                                                            Ended                Ended
                                                                                         September 30         September 30
(Dollars in millions, except per share amounts)                                        2003        2002      2003      2002
-------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA:
 Per share - basic and diluted:
  Income (loss) before extraordinary loss and
   cumulative effect of change in
   accounting principle.........................................................    $  (3.47)  $   1.04    $  (3.84)  $    .52
  Extraordinary loss, net of tax................................................           -          -        (.50)         -
  Cumulative effect of change in accounting
   principle, net of tax........................................................           -          -        (.05)         -
                                                                                     -------    -------     -------    -------
  Net income (loss).............................................................    $  (3.47)  $   1.04   $   (4.39)  $    .52
                                                                                     =======    =======     =======    =======
Weighted average shares, in thousands
 - Basic........................................................................     103,321    101,926     103,096     95,767
 - Diluted......................................................................     103,321    101,926     103,096     95,769

Dividends paid per share........................................................    $    .05   $    .05   $     .15   $    .15

PRO FORMA AMOUNTS ASSUMING CHANGE IN ACCOUNTING
 PRINCIPLE WAS APPLIED RETROACTIVELY:
 Income (loss) before extraordinary loss and
  cumulative effect of change in
  accounting principle, as reported.............................................    $   (354)  $    106   $    (384)  $     50
 SFAS No. 143 pro forma effect..................................................           -         (1)          5         (2)
                                                                                     -------    -------     -------    -------
Income (loss) before extraordinary loss and
 cumulative effect of change in
 accounting principle, adjusted.................................................    $   (354)  $    105   $    (379)  $     48
 Per share adjusted - basic and diluted.........................................       (3.47)      1.03       (3.80)       .50
Net income (loss) adjusted......................................................        (354)       105        (431)        48
 Per share adjusted - basic and diluted.........................................       (3.47)      1.03       (4.30)       .50






Selected notes to financial statements appear on pages 7-32.

                         UNITED STATES STEEL CORPORATION
                            BALANCE SHEET (Unaudited)
                         -------------------------------

                                                                                    September 30           December 31
(Dollars in millions)                                                                   2003                  2002
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents.....................................................     $    160               $   243
  Receivables, less allowance of $129 and $57...................................        1,126                   796
  Receivables from related parties..............................................          148                   138
  Inventories...................................................................        1,394                 1,030
  Deferred income tax benefits..................................................          203                   217
  Other current assets..........................................................           35                    16
                                                                                       ------                ------
    Total current assets........................................................        3,066                 2,440
Investments and long-term receivables,
  less allowance of $3 and $2...................................................          303                   341
Long-term receivables from related parties......................................            6                     6
Property, plant and equipment, less accumulated
  depreciation, depletion and amortization of
  $7,089 and $7,095.............................................................        3,367                 2,978
Pension asset...................................................................        1,518                 1,654
Intangible pension asset........................................................          374                   414
Other intangible assets, net....................................................           39                     -
Deferred income tax benefits....................................................          366                     -
Other noncurrent assets.........................................................          202                   144
                                                                                       ------                ------
    Total assets................................................................     $  9,241               $ 7,977
                                                                                       ======                ======
LIABILITIES
Current liabilities:
  Accounts payable..............................................................     $    940               $   677
  Accounts payable to related parties...........................................           72                    90
  Payroll and benefits payable..................................................          420                   254
  Accrued taxes.................................................................          344                   281
  Accrued interest..............................................................           49                    44
  Long-term debt due within one year............................................           28                    26
                                                                                       ------                ------
    Total current liabilities...................................................        1,853                 1,372
Long-term debt, less unamortized discount.......................................        1,853                 1,408
Deferred income taxes...........................................................            2                   223
Employee benefits...............................................................        3,539                 2,601
Deferred credits and other liabilities..........................................          349                   346
                                                                                       ------                ------
    Total liabilities...........................................................        7,596                 5,950
                                                                                       ------                ------
Contingencies and commitments (See Note 23).....................................            -                     -
STOCKHOLDERS' EQUITY
Preferred stock -
 7% Series B Mandatory Convertible
  Preferred issued - 5,000,000 shares
  and -0- shares (no par value, liquidation
  preference $50 per share).....................................................         231                      -
Common stock issued - 103,296,600 shares and
  102,485,246 shares............................................................          103                   102
Additional paid-in capital......................................................        2,679                 2,689
Retained earnings (deficit).....................................................         (399)                   42
Accumulated other comprehensive loss............................................         (968)                 (803)
Deferred compensation...........................................................           (1)                   (3)
                                                                                       ------                ------
    Total stockholders' equity..................................................        1,645                 2,027
                                                                                       ------                ------
    Total liabilities and stockholders' equity..................................     $  9,241               $ 7,977
                                                                                       ======                ======


Selected notes to financial statements appear on pages 7-32.

                         UNITED STATES STEEL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                                                               Nine Months Ended
                                                                                                  September 30
(Dollars in millions)                                                                         2003           2002
--------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss).....................................................................      $  (441)      $     50
Adjustments to reconcile to net cash provided from
 operating activities:
  Extraordinary loss, net of tax......................................................           52              -
  Cumulative effect of change in accounting principle, net of tax.....................            5              -
  Depreciation, depletion and amortization............................................          317            266
  Pensions and other postretirement benefits..........................................          638            (35)
  Deferred income taxes...............................................................         (408)           (12)
  Net gains on disposal of assets.....................................................          (27)            (7)
  Income from sale of coal seam gas interests.........................................          (34)             -
  Loss (income) from equity investees and distributions received......................           35              -
  Changes in:
    Current receivables
      - sold..........................................................................          190            320
      - repurchased...................................................................         (190)          (320)
      - operating turnover............................................................          (74)          (228)
    Inventories.......................................................................          123            (97)
    Current accounts payable and accrued expenses.....................................          266            193
  All other - net.....................................................................         (120)           (54)
                                                                                             ------         ------
    Net cash provided from operating activities.......................................          332             76
                                                                                             ------         ------
INVESTING ACTIVITIES:
Capital expenditures..................................................................         (205)          (150)
Acquisition - National Steel Corporation assets.......................................         (873)             -
            - U. S. Steel Balkan......................................................           (6)             -
            - U. S. Steel Kosice .....................................................          (37)           (38)
Disposal of assets....................................................................           76             12
Sale of coal seam gas interests.......................................................           34              -
Restricted cash   - withdrawals.......................................................           42              3
                  - deposits   .......................................................          (93)           (60)
Investees - investments ..............................................................           (4)           (15)
          - loans and advances .......................................................            -             (3)
          - repayments of loans and advances..........................................            1              7
                                                                                             ------         ------
    Net cash used in investing activities.............................................       (1,065)          (244)
                                                                                             ------         ------
FINANCING ACTIVITIES:
Issuance of long-term debt, net of deferred financing costs...........................          427              -
Repayment of long-term debt...........................................................           (3)           (31)
Settlement with Marathon Oil Corporation..............................................            -            (54)
Preferred stock issued................................................................          242              -
Common stock issued...................................................................           11            223
Dividends paid........................................................................          (26)           (14)
                                                                                             ------         ------
    Net cash provided from financing activities.......................................          651            124
                                                                                             ------         ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................................           (1)             2
                                                                                             ------         ------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................................          (83)           (42)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................................          243            147
                                                                                             ------         ------
CASH AND EQUIVALENTS AT END OF PERIOD.................................................      $   160       $    105
                                                                                             ======         ======
Cash used in operating activities included:
   Interest and other financial costs paid (net of
    amount capitalized)...............................................................      $  (107)      $   (105)
   Income taxes paid to tax authorities...............................................           (3)            (4)


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

        The following is a summary of the allocation of the purchase price to the assets acquired and liabilities assumed or recognized based on their fair market values. Management determined that the fair value of the net assets acquired was in excess of the purchase price, resulting in negative goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations," the negative goodwill was allocated as a pro rata reduction to the amounts that would have otherwise been assigned to the acquired noncurrent assets, based on their relative fair values.

                                                                                         Allocated
                                                                                      Purchase Price
                                                                                      --------------
                                                                                      (In millions)
         Acquired assets:
           Accounts receivable.........................................................  $   222
           Inventory...................................................................      500
           Other current assets........................................................       22
           Property, plant & equipment.................................................      480
           Intangible assets...........................................................       42
           Other noncurrent assets.....................................................        3
                                                                                           -----
             Total assets..............................................................    1,269
                                                                                           -----
         Acquired liabilities:
           Accounts payable............................................................      157
           Payroll and benefits payable................................................       57
           Other current liabilities...................................................       30
           Employee benefits...........................................................      150
           Other noncurrent liabilities................................................       36
                                                                                           -----
             Total liabilities.........................................................      430
                                                                                           -----
        Purchase price-cash............................................................  $   839
                                                                                           =====

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


                                                                                     Pro Forma                  Pro Forma
                                                                                    Nine Months               Third Quarter
                                                                                       Ended                      Ended
                                                                                    September 30               September 30
        (In millions, except per share data)                                     2003          2002                2002
        ---------------------------------------------------------------------------------------------------------------------
        Revenues and other income.....................................         $ 7,783       $ 7,067             $2,573
        Income (loss) before extraordinary loss and cumulative effect cumulative effect of change
          in accounting principle.....................................            (378)           60                137
                Per share - basic.....................................           (3.79)          .49               1.30
                          - diluted...................................           (3.79)          .49               1.13
        Net income (loss), applicable to common stock.................            (450)           47                132
                Per share - basic.....................................           (4.37)          .49               1.30
                          - diluted...................................           (4.37)          .49               1.13


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

                                                                                              Allocated
                                                                                           Purchase Price
                                                                                           --------------
                                                                                           (In millions)
         Acquired assets:
           Accounts receivable....................................................          $     1
           Inventory..............................................................                6
           Property, plant & equipment............................................               26
                                                                                             ------
             Total assets.........................................................               33
                                                                                             ------
         Acquired liabilities:
           Employee benefits......................................................                4
                                                                                             ------
             Total liabilities....................................................                4
                                                                                             ------
         Purchase price-cash......................................................          $    29
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

                                                                                                          Third Quarter Ended
                                                                                                              September 30
          (In millions, except per share data)                                                             2003           2002
          ----------------------------------------------------------------------------------------------------------------------
          Net income (loss)......................................................................        $   (354)      $   106
          Add:  Stock-based employee compensation expense included in
            reported net income (loss), net of related tax effects...............................               2             -
          Deduct:  Total stock-based employee compensation expense
            determined under fair value methods for all awards,
            net of related tax effects.............................. .............................             (1)           (1)
                                                                                                           ------        ------
          Pro forma net income (loss)............................................................        $   (353)      $   105
                                                                                                           ======        ======
          Basic and diluted net income (loss) per share:
            - As reported........................................................................        $  (3.47)      $  1.04
            - Pro forma..........................................................................           (3.46)         1.03


                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    6.  (Continued)

        The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

                                                                                                        Third Quarter Ended
                                                                                                           September 30
                                                                                                        2003          2002
        -------------------------------------------------------------------------------------------------------------------
        Weighted average grant date exercise price per share.......................................   $ 14.38       $ 20.42
        Expected annual dividends per share........................................................   $   .20       $   .20
        Expected life in years.....................................................................         5             5
        Expected volatility........................................................................      45.3          43.4
        Risk-free interest rate....................................................................       2.4           4.4

        Weighted-average grant date fair value of options granted
          during the period, as calculated from above..............................................   $  5.41       $  8.29


                                                                                                         Nine Months Ended
                                                                                                           September 30
        (In millions, except per share data)                                                             2003         2002
        -------------------------------------------------------------------------------------------------------------------
        Net income (loss)..........................................................................   $  (441)      $    50
        Add:  Stock-based employee compensation expense included
          in reported net loss, net of related tax effects.........................................         3             -
        Deduct:  Total stock-based employee compensation expense
          determined under fair value methods for all awards, net
          of related tax effects...................................................................        (3)           (3)
                                                                                                       ------        ------
        Pro forma net income (loss)................................................................   $  (441)      $    47
                                                                                                       ======        ======
        Basic and diluted net income (loss) per share:
          - As reported............................................................................   $ (4.39)       $  .52
          - Pro forma..............................................................................     (4.39)          .49


        The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

                                                                                                         Nine Months Ended
                                                                                                           September 30
                                                                                                         2003         2002
        -------------------------------------------------------------------------------------------------------------------
        Weighted average grant date exercise price per share.......................................    $ 16.97      $ 20.22
        Expected annual dividends per share........................................................    $   .20      $   .20
        Expected life in years.....................................................................          5            5
        Expected volatility........................................................................       44.5         42.0
        Risk-free interest rate....................................................................        3.3          4.6

        Weighted-average grant date fair value of options granted
          during the period, as calculated from above..............................................    $  6.65      $  8.07

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

        The following table reflects changes in the carrying values of AROs for the nine months ended September 30, 2003, and the pro forma impacts for the year ended December 31, 2002, as if SFAS No. 143 had been adopted on January 1, 2002:

                                                                               Nine Months             (Pro Forma)
                                                                                  Ended                 Year Ended
        (In millions)                                                         Sept. 30, 2003          Dec. 31, 2002
        -------------------------------------------------------------------------------------------------------------
        Balance at beginning of period.....................................     $      29               $    26
        Liabilities acquired with National's assets........................             2                     -
        Accretion expense..................................................             2                     3
        Liabilities removed with Mining Sale...............................           (14)                    -
                                                                                  -------                ------
        Balance at end of period...........................................     $      19               $    29
                                                                                  =======                ======

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

        The results of segment operations for the third quarter of 2003 and 2002 are:

                                                                                                                        Total
                                        Flat-                                         Straight-          Real         Reportable
   (In millions)                       rolled          Tubular           USSE           line            Estate         Segments
   ------------------------------------------------------------------------------------------------------------------------------
   Third Quarter 2003
   ------------------
   Revenues and other
    income:
     Customer......................  $ 1,820         $   149          $   440          $    36          $    19         $ 2,464
     Intersegment..................       55               -                4                -                3              62
     Equity income
      (loss)(a)....................        1               -                -                -                -               1
     Other.........................       (1)              -                1                -                3               3
                                      ------          ------           ------           ------           ------          ------
      Total........................  $ 1,875         $   149          $   445          $    36          $    25         $ 2,530
                                      ======          ======           ======           ======           ======          ======
   Income (loss)
    from operations................  $   (50)        $   (10)         $    35          $   (15)         $    12         $   (28)
                                      ======          ======           ======           ======           ======          ======
   Third Quarter 2002
   ------------------
   Revenues and other
    income:
     Customer....................    $ 1,261         $   148          $   322          $    26          $    22         $ 1,779
     Intersegment................         60               -                2                -                2              64
     Equity income
      (loss)(a)..................          4               -                -                -                -               4
     Other.......................          -               -                -                -                2               2
                                      ------          ------           ------           ------           ------          ------
      Total......................    $ 1,325         $   148          $   324          $    26          $    26         $ 1,849
                                      ======          ======           ======           ======           ======          ======
   Income (loss)
      from operations............    $    57         $     3          $    40          $   (11)         $    16         $   105
                                      ======          ======           ======           ======           ======          ======

   (a) Represents equity in earnings (losses) of unconsolidated investees.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

    9.  (Continued)

                                                                    Total
                                                                 Reportable         Other        Reconciling        Total
    (In millions)                                                 Segments        Businesses       Items             Corp.
    -----------------------------------------------------------------------------------------------------------------------
    Third Quarter 2003
    ------------------
    Revenues and other income:
      Customer................................................     $ 2,464         $    42         $     -          $ 2,506
      Intersegment............................................          62             189            (251)               -
      Equity income (loss)(a).................................           1              (3)              -               (2)
      Other...................................................           3               1               -                4
                                                                    ------          ------          ------           ------
       Total..................................................     $ 2,530         $   229         $  (251)         $ 2,508
                                                                    ======          ======          ======           ======
    Income (loss) from operations.............................     $   (28)        $    (2)        $  (664)         $  (694)
                                                                    ======          ======          ======           ======
    Third Quarter 2002
    ------------------
    Revenues and other income:
      Customer................................................     $ 1,779          $  126         $     -          $ 1,905
      Intersegment............................................          64             166            (230)               -
      Equity income (loss)(a).................................           4              (4)              2                2
      Other...................................................           2               2               3                7
                                                                    ------          ------          ------           ------
       Total..................................................     $ 1,849          $  290         $  (225)         $ 1,914
                                                                    ======          ======          ======           ======
    Income (loss) from operations.............................     $   105          $   30         $     5          $   140
                                                                    ======          ======          ======           ======

    (a)Represents equity in earnings (losses) of unconsolidated investees.


    The following is a schedule of reconciling items for the third quarter of 2003 and 2002:

                                                                               Revenues                  Income (Loss)
                                                                                  And                        From
                                                                             Other Income                 Operations
    (In millions)                                                       2003           2002           2003          2002
    ------------------------------------------------------------------------------------------------------------------------
    Elimination of intersegment revenues.........................   $   (251)        $  (230)            *             *
                                                                      ------          ------
    Items not allocated to segments:
     Workforce reduction charge..................................   $      -               -        $  (618)       $     -
     Asset impairments...........................................          -               -            (46)             -
     Federal excise tax refund...................................          -               3              -              3
     Insurance recoveries related to USS-POSCO fire..............          -               2              -              2
                                                                      ------          ------         ------         ------
                                                                           -               5           (664)             5
                                                                      ------          ------         ------         ------
    Total reconciling items......................................   $   (251)        $  (225)       $  (664)       $     5
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

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

9.  (Continued)

    The results of segment operations for the nine months of 2003 and 2002 are:

                                                                                                                            Total
                                         Flat-                                           Straight-          Real          Reportable
    (In millions)                       Rolled          Tubular           USSE             line            Estate          Segments
    --------------------------------------------------------------------------------------------------------------------------------
    Nine Months 2003
    ------------------
    Revenues and other
     income:
      Customer......................    $ 4,539         $   425          $ 1,333          $    96          $    70         $ 6,463
      Intersegment..................        157               -               11                -                8             176
      Equity income
       (loss)(a)...................          11               -                1                -                -              12
      Other........................           7               5                3                -                7              22
                                         ------          ------           ------           ------           ------          ------
    Total..........................     $ 4,714         $   430          $ 1,348          $    96          $    85         $ 6,673
                                         ======          ======           ======           ======           ======          ======
    Income (loss)
      from operations..............     $  (144)        $   (20)         $   166          $   (49)         $    42         $    (5)
                                         ======          ======           ======           ======           ======          ======


    Nine Months 2002
    ------------------
    Revenues and other
     income:
      Customer.....................     $  3,434        $   415          $   823          $    51          $    53         $ 4,776
      Intersegment.................          147              -                2                -                6             155
      Equity income
       (loss)(a)...................          (5)              -                1                -                -              (4)
      Other........................          (1)              -                3                -                6               8
                                         ------          ------           ------           ------           ------          ------
    Total.........................      $ 3,575         $   415          $   829          $    51          $    65         $ 4,935
                                         ======          ======           ======           ======           ======          ======
    Income (loss)
     from operations...............     $   (57)        $    10          $    65          $   (28)          $   37         $    27
                                         ======          ======           ======           ======           ======          ======

    (a) Represents equity in earnings (losses) of unconsolidated investees.

                         UNITED STATES STEEL CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

9.  (Continued)

                                                                         Total
                                                                       Reportable      Other        Reconciling     Total
    (In millions)                                                       Segments     Businesses       Items         Corp.
    -----------------------------------------------------------------------------------------------------------------------
    Nine Months 2003
    ------------------
    Revenues and other income:
      Customer......................................................    $  6,463      $    252       $     -       $ 6,715
      Intersegment..................................................         176           453          (629)            -
      Equity income (loss)(a).......................................          12           (11)          (11)          (10)
      Other.........................................................          22             3            47            72
                                                                          ------        ------        ------        ------
       Total........................................................    $  6,673      $    697       $  (593)      $ 6,777
                                                                          ======        ======        ======        ======
    Income (loss) from operations...................................    $     (5)     $    (38)      $  (653)      $  (696)
                                                                          ======        ======        ======        ======
    Nine Months 2002
    ------------------
    Revenues and other income:
      Customer......................................................    $  4,776      $    321       $     -       $ 5,097
      Intersegment..................................................         155           434          (589)            -
      Equity income (loss)(a).......................................          (4)           (5)           20            11
      Other.........................................................           8             3            36            47
                                                                          ------        ------        ------        ------
       Total........................................................    $  4,935      $    753       $  (533)      $ 5,155
                                                                          ======        ======        ======        ======
    Income (loss) from operations...................................    $     27      $     59       $    40       $   126
                                                                          ======        ======        ======        ======

    (a)Represents equity in earnings (losses) of unconsolidated investees.

    The following is a schedule of reconciling items for the nine months of 2003 and 2002:

                                                                                Revenues                Income (Loss)
                                                                                  And                        From
                                                                             Other Income                 Operations
    (In millions)                                                         2003           2002         2003           2002
    ---------------------------------------------------------------------------------------------------------------------
    Elimination of intersegment revenues............................    $  (629)      $  (589)         *             *
                                                                         ------        ------
    Items not allocated to segments:
     Workforce reduction charges....................................    $     -             -      $  (618)        $  (10)
     Asset impairments .............................................        (11)            -          (57)           (14)
     Income from sale of coal seam gas interests....................         34             -           34              -
     Gain on sale of coal mining assets.............................         13             -           13              -
     Litigation items...............................................          -             -          (25)             9
     Federal excise tax refund......................................          -            36            -             36
     Insurance recoveries related to USS-POSCO fire.................          -            20            -             20
     Costs related to Fairless shutdown.............................          -             -            -             (1)
                                                                         ------        ------       ------         ------
                                                                             36            56         (653)            40
                                                                         ------        ------       ------         ------
    Total reconciling items.........................................    $  (593)      $  (533)      $ (653)       $    40
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

    11. In the third quarter of 2003, U. S. Steel recorded curtailment expenses of $310 million for pensions and $64 million for other postretirement benefits related to employee reductions under the TAP for union employees (excluding former National employees retiring under the TAP), other retirements, layoffs and pending asset dispositions. Termination benefit charges of $34 million were recorded primarily for enhanced pension benefits provided to U. S. Steel employees retiring under the TAP. Of the above total charges, $336 million was recorded in cost of revenues and $72 million was recorded in selling, general and administrative expenses. Further charges of $105 million for early retirement cash incentives related to the TAP, excluding amounts associated with former National employees, were recorded in cost of revenues. Selling, general and administrative expenses for the nine months of 2003 and nine months of 2002 also included pension settlement losses of $97 million and $10 million, respectively, related to retirements of salaried personnel. Selling, general and administrative expenses in the third quarter of 2003 also included $8 million for an accrual for salaried benefits under the layoff benefit plan.

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

    15. Comprehensive Income

                                                                            Third Quarter          Nine Months
                                                                                Ended                 Ended
                                                                              Sept. 30              Sept. 30
        (In millions)                                                     2003        2002       2003      2002
        ---------------------------------------------------------------------------------------------------------
        Net income (loss)............................................   $ (354)      $ 106      $(441)     $  50
        Other comprehensive income (loss):
         Changes in (net of tax):
         Minimum pension liability ..................................     (167)          -       (160)         7
         Foreign currency translation adjustments....................        -           -          1          1
         State tax valuation allowance...............................        -           -         (6)         -
                                                                             -           -          -          -
                                                                          ----        ----       ----       ----
        Comprehensive income (loss)..................................   $ (521)      $ 106      $(606)     $  58
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

                                                                                             (In millions)
                                                                                     ----------------------------
                                                                                     September 30     December 31
                                                                                         2003             2002
                                                                                    ------------     -----------
        Raw materials............................................................      $   221         $   228
        Semi-finished products...................................................          613             472
        Finished products........................................................          499             271
        Supplies and sundry items................................................           61              59
                                                                                        ------          ------
          Total..................................................................      $ 1,394         $ 1,030
                                                                                        ======          ======

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

        In May 2003, in connection with the National acquisition, U. S. Steel issued $450 million of Senior Notes due May 15, 2010 (9 3/4% Senior Notes). These notes have an interest rate of 9 3/4% per annum payable semi-annually on May 15 and November 15, commencing November 15, 2003. The 9 3/4% Senior Notes were issued under U. S. Steel's shelf registration statement and were not listed on any national securities exchange. Proceeds from the sale of the 9 3/4% Senior Notes were used to finance a portion of the purchase price to acquire National's assets. In 2001, U. S. Steel issued $535 million of 10 3/4% Senior Notes. As of September 30, 2003, the aggregate principal amount of 9 3/4% and 10 3/4% Senior Notes outstanding was $450 million and $535 million, respectively. As of December 31, 2002, the aggregate principal amount outstanding of the 10 3/4% Senior Notes was $535 million.

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

                         UNITED STATES STEEL CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
               --------------------------------------------------
                                   (Unaudited)


          Nine Months Ended
            September 30                                          Year Ended December 31
    --------------------------       ---------------------------------------------------------------------------------

       2003            2002            2002              2001              2000              1999               1998
       ----            ----            ----              ----              ----              ----               ----

        (a)            1.34            1.04              (b)               1.05              2.10               5.15
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


                         UNITED STATES STEEL CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                -------------------------------------------------
                                   (Unaudited)


          Nine Months Ended
            September 30                                            Year Ended December 31
     ----------------------------       ------------------------------------------------------------------------------

       2003                2002           2002              2001             2000             1999              1998
       ----                ----           ----              ----             ----             ----              ----

        (a)                1.34           1.04              (b)              1.13             2.33              5.89
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

----------------------------------------

Asbestos Litigation

         U. S. Steel is a defendant in approximately 3,750 active cases in which, as of September 30, 2003, approximately 16,000 plaintiffs have filed claims alleging injury resulting from exposure to asbestos. Almost all of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). Over 15,000, or more than 90%, of the plaintiffs in cases in which
U. S. Steel is a defendant are in cases filed in Mississippi, Ohio and Texas, jurisdictions which permit filings with massive numbers of plaintiffs. Based upon our experience in such cases, the actual number of plaintiffs who ultimately assert claims against U. S. Steel is likely to be a small fraction of the total number of plaintiffs.

         These claims against U. S. Steel fall into three major groups: (1) claims made under certain federal and general maritime laws by employees of the Great Lakes Fleet or Intercoastal Fleet, former operations of U. S. Steel; (2) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as "premises claims"); and (3) claims made by industrial workers allegedly exposed to an electrical cable product formerly manufactured by U. S. Steel. While U. S. Steel has excess casualty insurance, these policies have multi-million dollar self-insured retentions. To date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims.

         These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 200 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

In every asbestos case in which U. S. Steel is named as a party, the complaints are filed against numerous named defendants and generally do not contain allegations regarding specific monetary damages sought. To the extent that any specific amount of damages is sought the amount applies to claims against all named defendants and in no case is there any allegation of monetary damages against U. S. Steel. Approximately 89% of the cases against U. S. Steel state that the damages sought exceed the amount required to establish jurisdiction of the court in which the case was filed. (Jurisdictional amounts generally range from $25,000 to $75,000.) Approximately 4.0% do not specify any damages sought at all, approximately 6% allege damages of $1.0 million or less, another 0.5% allege damages between $2.0 million and $10.0 million, and 0.5% allege damages over $10 million. We do not consider the amount of damages alleged, if any, in a complaint to be relevant in assessing our potential exposure to asbestos liabilities. The ultimate outcome of any claim depends upon a myriad of legal and factual issues, including whether the plaintiff can prove actual disease, if any; actual exposure, if any, to U. S. Steel products; or the duration of exposure to asbestos, if any, on U. S. Steel's premises. We have noted over the years that the form of complaint including its allegations, if any, concerning damages often depends upon the form of complaint filed by particular law firms and attorneys. Often the same damage allegation will be in multiple complaints regardless of the number of plaintiffs, the number of defendants, or any specific diseases or conditions alleged.

----------------------------------------

         U. S. Steel aggressively pursues grounds for the dismissal of U. S. Steel from pending cases and litigates cases to verdict where it believes litigation is appropriate. U. S. Steel also makes efforts to settle appropriate cases for reasonable, and frequently nominal, amounts. For example, in 2000, U.
S. Steel settled 22 claims for a total of approximately $80,000, and had 4,157 claims dismissed or otherwise resolved and 3,860 new claims filed. At December 31, 2000, U. S. Steel had a total of approximately 30,700 active claims outstanding. In 2001, U. S. Steel settled 11,166 claims for a total of approximately $190,000, and had about 4,102 claims dismissed or otherwise resolved and 1,679 new claims filed. At December 31, 2001, U. S. Steel had a total of approximately 17,100 active claims outstanding. In 2002, U. S. Steel settled 1,135 claims for a total of approximately $700,000, and had a total of 2,662 claims dismissed or otherwise resolved and 842 new claims filed. At December 31, 2002, there were approximately 14,100 active claims outstanding, and at September 30, 2003, there were approximately 16,000 active claims outstanding.

         On March 28, 2003, a jury in Madison County, Illinois returned a verdict against U. S. Steel for $50 million in compensatory damages and $200 million in punitive damages. U. S. Steel believes that the court erred as a matter of law by failing to find that the plaintiff's exclusive remedy was provided by the Indiana workers' compensation law. U. S. Steel believes that this issue and other errors at trial would have enabled U. S. Steel to succeed on appeal. However, in order to avoid the delay and uncertainties of further litigation and the posting of a large appeal bond in excess of the amount of the verdict, U. S. Steel settled this case for an amount which was substantially less than the compensatory damages award and which represented a small fraction of the total award. This settlement is reflected in the results for the quarter ended March 31, 2003 and for the nine months ended September 30, 2003.

         Management views the verdict and resulting settlement in the Madison County case as aberrational, and believes that the likelihood of similar results in other cases is remote, although not impossible. U. S. Steel has not experienced any material adverse change in its ability to resolve pending claims as a result of the Madison County settlement.

         The amount we have accrued for pending asbestos claims is not material to U. S. Steel's financial position. We do not accrue for unasserted asbestos claims because we believe it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. Among the reasons that we cannot reasonably estimate the number and nature of claims against us is that the vast majority of pending claims against us allege so-called "premises" liability based exposure on U. S. Steel's current or former premises. These claims are made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers.

         It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 12 years that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured electric cable; and (4) U. S. Steel's history of trial

----------------------------------------

outcomes, settlements and dismissals, including such matters since the Madison County jury verdict and settlement in March 2003.

         The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in this forward-looking statement.


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


January 27, 2004