Form 10-K
period 2003-12-31
UNITED STATES STEEL CORP
filed 2004-02-25
CIK 1163302

2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Tel. No. (412) 433-1121

Securities registered pursuant to Section 12 (b) of the Act:*

Title of Each Class
UnitedStates Steel Corporation Common Stock, par value $1.00 7% Series B Mandatory Convertible PreferredShares	10% Senior Quarterly Income Debt Securities

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.    Yes   ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☑    No  ☐

Aggregate market value of Common Stock held by non-affiliates as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter): $1.7 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

There were 105,141,786 shares of U. S. Steel Corporation Common Stock outstanding as of February 20, 2004.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III.

*	These securities are listed on the New York Stock Exchange. In addition, the Common Stock is listed on the Chicago Stock Exchange and the Pacific Exchange.

NOTE ON PRESENTATION

United States Steel Corporation (U. S. Steel or the Corporation) owns and operates the former steel businesses of USX Corporation, now named Marathon Oil Corporation (Marathon). Prior to December 31, 2001, the businesses of U. S. Steel comprised an operating unit of Marathon. Marathon had two outstanding classes of common stock: USX—Marathon Group common stock, which was intended to reflect the performance of Marathon’s energy business, and USX—U. S. Steel Group common stock (Steel Stock), which was intended to reflect the performance of Marathon’s steel business. On December 31, 2001, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the Separation). For additional information about the Separation, see Note 1 to the Financial Statements.

The accompanying consolidated balance sheets as of December 31, 2003 and 2002, and statements of operations and cash flows for the years ended December 31, 2003 and 2002, reflect the financial position, results of operations and cash flows of U. S. Steel as a separate, stand-alone entity. Combined statements of operations and of cash flows for the period ended December 31, 2001, represent a carve-out presentation of the businesses comprising U. S. Steel, and are not intended to be a complete presentation of the results of operations and cash flows of U. S. Steel on a stand-alone basis. Marathon’s net investment in U. S. Steel represented the combined net assets of the businesses comprising U. S. Steel and was presented in lieu of common stockholders equity.

For information regarding accounting matters and policies affecting U. S. Steel’s financial statements, see Notes 1 and 4 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” For information regarding dividend limitations and dividend policies affecting holders of U. S. Steel common stock, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

For a Glossary of Certain Defined Terms used in this document, see page 75.

FORWARD-LOOKING STATEMENTS

Certain sections of U. S. Steel’s Form 10-K, particularly Item 1. Business, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, include forward-looking statements concerning trends or events potentially affecting U. S. Steel. These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional factors affecting the businesses of U. S. Steel, see “Supplementary Data—Disclosures About Forward—Looking Statements.”

PART I

Item 1.	BUSINESS

Introduction

United States Steel Corporation (U. S. Steel) is an integrated steel producer with major production operations in the United States and Central Europe. An integrated producer uses iron ore and coke as primary raw materials for steel production. U. S. Steel has domestic annual raw steel production capability of 19.4 million tons and Central European annual raw steel production capability of 7.4 million tons. U. S. Steel is also engaged in several other business activities, most of which are related to steel manufacturing. These include the production of iron-bearing taconite pellets in the United States and coke in both the United States and Central Europe; transportation services (railroad and barge operations); real estate operations and engineering and consulting services.

U. S. Steel engaged in several significant transactions in 2003 aimed at strengthening the focus on its core businesses. On May 20, 2003, U. S. Steel acquired out of bankruptcy substantially all of the integrated steelmaking assets of National Steel Corporation (National). See Note 2 to the Financial Statements for further information regarding the acquisition. The facilities that were acquired included two integrated steel plants, Granite City Works in Granite City, Illinois, and Great Lakes Works in Ecorse and River Rouge, Michigan; the Midwest Plant in Portage, Indiana; ProCoil Company LLC (ProCoil) in Canton, Michigan; a 50 percent equity interest in Double G Coatings Company, L.P. (Double G) near Jackson, Mississippi; the taconite pellet operations in Keewatin, Minnesota; and the Delray Connecting Railroad Company (Delray) in Michigan.

In connection with the acquisition of National, U. S. Steel negotiated a new collective bargaining agreement with the United Steelworkers of America (USWA) that is substantially different from historical contracts with the USWA. This innovative agreement, which expires in September 2008, covers both U. S. Steel and former National employees and provides U. S. Steel the flexibility to staff and operate its domestic facilities on a world competitive basis.

On September 12, 2003, U. S. Steel acquired out of bankruptcy Sartid a.d. (In Bankruptcy), an integrated steel company located in the Union of Serbia and Montenegro, and certain of its subsidiaries (collectively “Sartid”). U. S. Steel is operating these facilities as U. S. Steel Balkan (USSB). See Note 2 to the Financial Statements for further information regarding the acquisition.

On June 30, 2003, U. S. Steel completed the sale of its coal mines and related assets (Mining Sale). As a result, U. S. Steel no longer mines and processes any of the coal used in the production of coke. See Note 3 to the Financial Statements for further information regarding the sale.

In a non-monetary transaction in November 2003, U. S. Steel’s plate mill at Gary Works was exchanged for a pickling line located in East Chicago, Indiana. This was U. S. Steel’s only plate mill. However, U. S. Steel still produces plate in coil on its hot strip mills at Gary Works and at its European operations.

Straightline Source (Straightline) was closed to new business effective December 31, 2003, and will be shut down in 2004 after existing contractual obligations are fulfilled and inventories are depleted.

Segments

During 2003, U. S. Steel had five reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), Tubular Products (Tubular), Real Estate and Straightline.

The Flat-rolled segment includes the operating results of U. S. Steel’s domestic integrated steel mills and equity investees involved in the production of sheet, tin mill products and strip mill plate, as well as all domestic coke production facilities. These operations are principally located in the United States and primarily serve customers in the transportation (including automotive), appliance, service center, conversion, container, and construction markets. Effective May 20, 2003, the Flat-rolled segment includes the operating results of Granite City Works, Great Lakes Works, the Midwest Plant, ProCoil and U. S. Steel’s equity interest in Double G, which were acquired from National. In November 2003, U. S. Steel disposed of the Gary Works plate mill.

The USSE segment includes the operating results of U. S. Steel Kosice (USSK), U. S. Steel’s integrated steel mill in Slovakia; and, effective September 12, 2003, USSB, U. S. Steel’s facilities in Serbia. Prior to September 12, 2003, this segment included the operating results of activities under facility management and support agreements with Sartid. These agreements were terminated in conjunction with the acquisition. USSE produces and sells sheet, strip mill plate, tin mill, tubular, precision tube and specialty steel products. USSE primarily serves customers in the central and western European construction, conversion, appliance, transportation, service center, container, and oil, gas and petrochemical markets. In June 2003, USSK sold its interest in Rannila Kosice s.r.o.

The Tubular segment includes the operating results of U. S. Steel’s domestic tubular production facilities and, prior to its sale in May 2003, included U. S. Steel’s interest in Delta Tubular Processing (Delta). These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemical markets.

The Real Estate segment includes the operating results of U. S. Steel’s mineral interests that are not assigned to other operating units; and residential, commercial and industrial real estate that is managed and developed for sale or lease. In April 2003, U. S. Steel sold certain coal seam gas interests in Alabama for $34 million. In December 2003, U. S. Steel contributed timber cutting rights with an appraised value of $59 million to its defined benefit pension plan. Prior to the coal seam gas sale and the timber contribution, income generated from these assets was reported in the Real Estate segment. U. S. Steel has entered into an agreement to sell the remaining mineral interests administered by the Real Estate segment. See Note 15 to the Financial Statements.

The Straightline segment includes the operating results of U. S. Steel’s technology-enabled distribution business that was closed to new business effective December 31, 2003, and will be shut down in 2004.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of iron-bearing taconite pellets, transportation services, and engineering and consulting services. Effective May 20, 2003, Other Businesses include the operating results of the Keewatin, Minnesota taconite pellet operations and Delray, which were acquired from National. Prior to the Mining Sale on June 30, 2003, Other Businesses were involved in the mining, processing and sale of coal.

Revenues by Product

The following table sets forth the total revenues of U. S. Steel by major product group for each of the last three years.

Revenues and other income

	2003	2002	2001
	(Millions)
Revenues by product:
Sheet and semi-finished steel products	$6,382	$4,048	$3,163
Plate and tin mill products	1,035	1,057	1,273
Tubular products	556	554	755
Raw materials (coal, coke and iron ore)(a)	389	502	485
Other(b)	966	788	610
Income (loss) from investees	(11)	33	64
Net gains on disposal of assets	85	29	22
Other income	56	43	3

Total revenues and other income	$9,458	$7,054	$6,375

(a)	Revenue from the sale of coal ceased with the Mining Sale on June 30, 2003.
(b)	Includes revenue from the sale of steel production by-products; transportation services; steel mill products distribution; the management of mineral resources; the management and development of real estate; and engineering and consulting services.

Steel Shipments by Market and Product

The following table sets forth steel shipment data for U. S. Steel’s domestic operations by major markets and products for each of the last three years. Such data does not include shipments by joint ventures and other equity investees of U. S. Steel or shipments from Straightline.

Domestic

	Sheets & Semi-finished Steel	Plate & Tin Mill Products	Tubular Products	Total
	(Thousands of Net Tons)
Major Market—2003
Steel Service Centers	3,504	661	9	4,174
Further Conversion:
Trade Customers	1,115	411	50	1,576
Joint Ventures	1,728	—	—	1,728
Transportation (Including Automotive)	2,013	138	2	2,153
Containers	152	940	—	1,092
Construction and Construction Products	1,211	98	—	1,309
Oil, Gas and Petrochemicals	—	32	692	724
Export	465	19	129	613
All Other	937	93	—	1,030

TOTAL	11,125	2,392	882	14,399

Major Market—2002
Steel Service Centers	2,038	624	11	2,673
Further Conversion:
Trade Customers	812	464	35	1,311
Joint Ventures	1,550	—	—	1,550
Transportation (Including Automotive)	1,057	160	5	1,222
Containers	186	677	—	863
Construction and Construction Products	737	143	—	880
Oil, Gas and Petrochemicals	—	58	589	647
Export	359	10	132	501
All Other	943	82	1	1,026

TOTAL	7,682	2,218	773	10,673

Major Market—2001
Steel Service Centers	1,649	761	11	2,421
Further Conversion:
Trade Customers	718	429	6	1,153
Joint Ventures	1,328	—	—	1,328
Transportation (Including Automotive)	964	176	3	1,143
Containers	154	625	—	779
Construction and Construction Products	626	168	—	794
Oil, Gas and Petrochemicals	—	65	830	895
Export	316	35	171	522
All Other	656	109	1	766

TOTAL	6,411	2,368	1,022	9,801

The following table sets forth steel shipment data for USSE by major markets and products for 2003, 2002 and 2001.

USSE

	Sheets & Semi-finished Steel	Plate & Tin Mill Products	Tubular Products	Total
	(Thousands of Net Tons)
Major Market—2003
Steel Service Centers	664	133	—	797
Further Conversion:
Trade Customers	912	381	—	1,293
Joint Ventures	—	12	—	12
Transportation (Including Automotive)	297	32	30	359
Containers	49	310	—	359
Construction and Construction Products	972	116	77	1,165
Oil, Gas and Petrochemicals	1	—	39	40
All Other	573	184	7	764

TOTAL	3,468	1,168	153	4,789

Major Market—2002
Steel Service Centers	528	85	—	613
Further Conversion:
Trade Customers	942	114	—	1,056
Joint Ventures	—	20	—	20
Transportation (Including Automotive)	198	34	31	263
Containers	81	208	—	289
Construction and Construction Products	936	12	68	1,016
Oil, Gas and Petrochemicals	—	—	32	32
All Other	469	184	7	660

TOTAL	3,154	657	138	3,949

Major Market—2001
Steel Service Centers	398	94	—	492
Further Conversion:
Trade Customers	944	148	—	1,092
Joint Ventures	—	30	—	30
Transportation (Including Automotive)	165	—	29	194
Containers	74	160	—	234
Construction and Construction Products	904	59	71	1,034
Oil, Gas and Petrochemicals	1	—	33	34
All Other	432	167	5	604

TOTAL	2,918	658	138	3,714

Business Strategy

U. S. Steel’s business strategy is to grow its investment in high-end finishing assets, expand globally and continually reduce costs. In North America, U. S. Steel is focused on providing value-added steel products to its target markets where management believes that U. S. Steel’s leadership position, production and processing capabilities and technical service provide a competitive advantage. These products include advanced high strength steel and coated sheets for the automotive and appliance industries, sheets for the manufacture of motors and electrical equipment, galvanized and Galvalume® sheets for the construction industry, improved tin mill products for the container industry and oil country tubular goods. U. S. Steel continues to enhance its value-added businesses through the upgrading and modernization of its key production facilities.

As previously mentioned, on May 20, 2003, U. S. Steel acquired substantially all of the integrated steelmaking assets of National, and on June 30, 2003, U. S. Steel completed the Mining Sale. U. S. Steel continues to be interested in participating in further consolidation of the domestic steel industry as part of its focus on growing its investment in high-end finishing assets, if it would be beneficial to customers, shareholders, creditors and employees.

Through its November 2000 purchase of USSK in Slovakia, U. S. Steel initiated a major offshore expansion into the European market. U. S. Steel expanded its presence in Central Europe in 2003 with the acquisition on September 12, 2003 of Sartid, which is now operated as USSB. U. S. Steel continues to explore additional opportunities for investment in Europe. U. S. Steel’s strategy is to be a leading European steel producer and the prime supplier of flat-rolled steel to growing European markets, to grow its customer base in Europe by providing reliable delivery of high-quality flat-rolled steel and to invest in value-added facilities to improve USSE’s product mix.

U. S. Steel has a commitment to continuously reduce costs. The National acquisition and the new labor agreements with the United Steelworkers of America (USWA) covering all of U. S. Steel’s domestic production facilities provided U. S. Steel with an opportunity to achieve a major reduction in the cost structure of its domestic business. Near-term, U. S. Steel’s operating focus is on achieving savings from its combined operating configuration, consolidating purchasing and raw materials sourcing, optimizing freight savings, and expanding U. S. Steel’s comprehensive supply chain management system to support customers from the new facilities. In total, savings from National operational synergies, workforce reductions at both U. S. Steel and former National plants, and administrative cost reduction programs are expected to exceed $400 million in annual repeatable cost savings. U. S. Steel expects full implementation by year-end 2004.

At the time of the National acquisition in May 2003, domestic employees at U. S. Steel and National totaled 28 thousand. As a result of the implementation of the new labor agreement, the elimination of redundant personnel following the acquisition, efforts to reduce domestic administrative costs and the Mining Sale, U. S. Steel reduced domestic employment to 22 thousand as of December 31, 2003.

Over and above these savings, U. S. Steel has maintained its focus on continuous cost improvement. Employee efforts over the last two years have resulted in cost improvements of more than $200 million domestically and in excess of $120 million in Europe. These efforts will continue in 2004 and beyond.

The foregoing statements of belief are forward-looking statements. Predictions regarding future cost savings are subject to uncertainties. Factors that may affect the amount of cost savings include the possibility that U. S. Steel may need more employees than anticipated to operate its business and management’s ability to implement its cost reduction strategy. Actual results could differ materially from those expressed in these forward-looking statements.

U. S. Steel has also entered into a number of joint ventures with domestic and international partners to take advantage of market or manufacturing opportunities in the sheet, tin mill, tubular and plate-consuming industries.

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

U. S. Steel is the largest integrated steel producer in North America and, through USSK and USSB, one of the largest integrated flat-rolled producers in Central Europe. U. S. Steel competes with many domestic and foreign steel producers. Competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills, which primarily use steel scrap and, increasingly, iron-bearing feedstocks as raw materials. Mini-mills generally produce a narrower range of steel products than integrated producers, but typically enjoy certain competitive advantages in the markets in which they compete through lower capital expenditures for construction of facilities and non-unionized work forces with lower total employment costs. Mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers of flat-rolled products. Depending on market conditions, including market conditions for steel scrap, the production generated by flat-rolled mini-mills could have an adverse effect on U. S. Steel’s selling prices and shipment levels. Due primarily to growth in worldwide steel production, especially in China, prices and transportation costs for steelmaking commodities such as steel scrap, coal, coke and iron ore have increased sharply. U. S. Steel’s balanced domestic raw materials position and limited dependence on steel scrap should improve the competitive position of U. S. Steel’s domestic operations.

The domestic steel industry is restructuring after many years of oversupply and low prices attributable largely to excess imports, which resulted in significant temporary or permanent capacity closures starting in late 2000 and led to the introduction of trade remedies announced by President Bush on March 5, 2002, under Section 201 of the Trade Act of 1974. The combination of capacity closures, trade restrictions and the imposition of tariffs led to a recovery of steel prices from 20-year lows in late 2001 and early 2002.

The trade remedies announced by President Bush on March 5, 2002, were removed by executive proclamation effective December 5, 2003, prior to running their full term of three years. Upon announcing termination of the Section 201 relief, the administration committed to continuing and improving a steel import monitoring system that will assist the domestic steel industry in identifying steel import problems in a timely manner. U. S. Steel intends to monitor imports closely and file anti-dumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, financial results. The negative impact of removing the tariffs has been mitigated by a number of factors including the relative value of the dollar, significant increases in ocean freight rates and an increase in the global demand for steel, especially in China.

Steel imports to the United States accounted for an estimated 19 percent of the domestic steel market in 2003, compared to 27 percent in 2002 and 24 percent in 2001.

During 2004, two events will occur that may have a significant effect on the amount of steel imports that will be allowed to enter the United States. The International Trade Commission will commence a five-year review required by rules of the World Trade Organization to determine whether antidumping findings against hot-rolled steel from Japan, Russia and Brazil should be continued. Also, the Comprehensive Steel Trade Agreement with Russia, under which Russia has voluntarily limited the quantity of its exports to the United States of steel products that are not covered by antidumping orders, will expire in July.

The Bush Administration is continuing discussions at the Organization of Economic Cooperation and Development aimed at the reduction of inefficient steel production capacity and the elimination and limitation of certain subsidies to the steel industry throughout the world.

U. S. Steel’s domestic businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel’s competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. For further information, see “Legal Proceedings—Environmental Proceedings” and “Management’s Discussion and Analysis of Environmental Matters, Litigation and Contingencies.”

USSK and USSB conduct business primarily in Central and Western Europe and are subject to market conditions in those areas which are influenced by many of the same factors that affect domestic markets, as well as matters peculiar to international markets such as quotas and tariffs. USSK and USSB are affected by the worldwide overcapacity in the steel industry and the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. In particular, USSK and USSB are subject to economic conditions and political factors in Europe, which if changed could negatively affect results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, and quotas, tariffs and other protectionist measures. USSK is subject to foreign currency exchange risks because its revenues are primarily in euros and its costs are primarily in U.S. dollars and Slovak koruna. USSB is subject to foreign currency exchange risks because its revenues are primarily in euros and Serbian dinars and its costs are primarily in U.S. dollars and Serbian dinars.

In response to the termination of the U.S. Section 201 proceedings, on December 5, 2003, the European Commission announced the termination of the definitive safeguard measures imposed on September 27, 2002. The European Union (EU) safeguard proceedings, which were similar to the Section 201 proceedings, involved quota/tariff measures restricting the import of certain steel products into the EU. USSE had been impacted by the quota/tariff measures on four products: non-alloy hot-rolled coils, hot-rolled strip, hot-rolled sheet and cold-rolled flat products. Annual shipment quotas were set for all four products and tariffs imposed if the quotas were exceeded. The measures were scheduled to expire on March 28, 2005; however, they would have ceased to impact USSK upon Slovakia’s accession into the EU, which is expected to occur on May 1, 2004.

During 2003, safeguard measures, similar to the EU measures, were also imposed by Poland (on March 8) and Hungary (on March 28). To date, those measures have not been terminated. In light of market opportunities elsewhere, USSE’s experience operating under these measures and the fact that the measures will cease to affect USSK upon EU accession by Slovakia, Poland and Hungary, it appears unlikely that these measures will have a material adverse effect on USSE’s operating profit during 2004.

Flat-rolled

The acquisition of the assets of National on May 20, 2003, increased U. S. Steel’s stated annual raw steel production capability for domestic operations from 12.8 millions tons to 19.4 million tons. Raw steel production was 14.9 million tons in 2003 including results from the National assets following the acquisition, compared with 11.5 million tons in 2002 and 10.1 million tons in 2001. Raw steel production averaged 88 percent of capability in 2003 recognizing the capability of National on a prorata basis, compared with 90 percent of capability in 2002 and 79 percent of capability in 2001. All steel produced in U. S. Steel’s domestic facilities is continuous cast.

Flat-rolled shipments were 13.5 million tons in 2003 including partial year shipments from the facilities acquired from National, 9.9 million tons in 2002 and 8.8 million tons in 2001. Exports accounted for approximately 3 percent of Flat-rolled’s shipments in 2003, and 4 percent in 2002 and 2001.

Flat-rolled produces sheets, tin mill products, strip mill plate and coke. Sheet products include hot-rolled, cold-rolled and coated. Flat-rolled’s sheet customer base includes automotive, appliance, service center, conversion and construction customers. Flat-rolled also supplies a full line of tin plate and tin-free steel products, primarily used in the container industry. U. S. Steel produces plate in coil on the hot strip mill at Gary Works, which is further processed at the Ferralloy Processing Company joint venture. Flat-rolled’s plate customer base is comprised primarily of industrial equipment manufacturers and service centers. The majority of coke produced at the integrated steel plants is used to support Flat-rolled operations; however, some coke, especially from Clairton Works, is sold to trade customers. U. S. Steel has long standing relationships with many of its customers, as do its joint ventures.

With the exception of the Fairfield pipe mill, the operating results of all of the facilities within U. S. Steel’s domestic integrated steel mills are included in Flat-rolled. These facilities include Gary Works, Great Lake Works, Mon Valley Works, Granite City Works and Fairfield Works.

Gary Works, located at Gary, Indiana, has annual raw steel production capability of 7.5 million tons. Ironmaking facilities consist of four coke batteries and four blast furnaces. Gary Works consumes the coke it produces and sells several coke by-products. Gary Works has three basic oxygen converters, three Q-BOP vessels, a vacuum degassing unit and four continuous slab casting machines. Finishing facilities include a hot strip mill, two pickling lines, two cold reduction mills, three temper mills, a double cold reduction line, two tin coating lines, an electrolytic galvanizing line and a hot dip galvanizing line. Principal products include hot-rolled, cold-rolled and coated sheets and tin mill products. East Chicago Tin and the Midwest Plant are operated as part of Gary Works.

East Chicago Tin, located in East Chicago, Indiana, was acquired on March 1, 2001. Facilities include a pickling line, which was acquired in late 2003 in a non-monetary exchange with International Steel Group, a cold reduction mill, a temper mill, a tin coating line and a tin-free steel line.

The Midwest Plant, located in Portage, Indiana, finishes hot-rolled bands. Midwest facilities include a pickling line, two cold reduction mills, two temper mills, a double cold reduction mill, a hot dip galvanizing line, a Galvalume® line, a tin coating line and a tin-free steel line. Principal products include tin mill products and hot dip galvanized, Galvalume®, cold-rolled and electrical lamination sheets. Midwest was acquired from National on May 20, 2003.

Great Lakes Works, located in Ecorse and River Rouge, Michigan, has annual raw steel production capability of approximately 3.8 million tons. Great Lakes facilities include three blast furnaces, two basic oxygen converters, a vacuum degassing unit, two slab casters, a hot strip mill, a high-speed pickling line, a tandem cold reduction mill, a temper mill, an electrolytic galvanizing line and a hot dip galvanizing line. Great Lakes also operates an on-site coke battery that is owned by an unregulated affiliate of a local utility company. Principal products include hot-rolled, cold-rolled, electrolytic galvanized and hot dip galvanized sheets. Great Lakes Works was acquired from National on May 20, 2003.

Mon Valley Works consists of the Edgar Thomson Plant, located in Braddock, Pennsylvania; the Irvin Plant, located in West Mifflin, Pennsylvania; the Fairless Plant, located in Fairless Hills, Pennsylvania; and Clairton Works, located in Clairton, Pennsylvania. Mon Valley Works has annual raw steel production capability of 2.9 million tons. Facilities at the Edgar Thomson Plant include two blast furnaces, two basic oxygen converters, a vacuum degassing unit and a slab caster. Irvin Plant facilities include a hot strip mill, two pickling lines, a cold reduction mill, a temper mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. The only operational facility at the Fairless Plant is a hot dip galvanizing line. Principal products include hot-rolled, cold-rolled and coated sheets, as well as coke produced at Clairton Works.

Clairton Works is comprised of nine coke batteries owned and operated by U. S. Steel and an additional three coke batteries that are operated for the Clairton 1314B Partnership, L.P. (1314B Partnership), which is discussed below. Clairton (including the 1314B Partnership) produces coke for the domestic steel industry and produced 4.5 million tons of coke in 2003, 4.5 million tons 2002 and 4.3 million tons in 2001. Approximately

30 percent of annual production (including the 1314B Partnership) was consumed by U. S. Steel facilities in 2003 and the remainder was sold to other domestic steel producers. Several coke by-products are sold to the chemicals and raw materials industries.

U. S. Steel is the sole general partner of and owns an equity interest in the 1314B Partnership. As general partner, U. S. Steel is responsible for operating and selling coke and by-products from the partnership’s three coke batteries located at U. S. Steel’s Clairton Works. U. S. Steel’s share of profits and losses during 2003 was 45.75 percent. The partnership at times had operating cash shortfalls in 2003, 2002 and 2001 that were funded with loans from U. S. Steel. There were no outstanding loans with the partnership at December 31, 2003 or 2002, and $3 million was outstanding at December 31, 2001. U. S. Steel may dissolve the partnership under certain circumstances including if it is required to make equity investments or loans in excess of $150 million to fund such shortfalls.

Granite City Works, located in Granite City, Illinois, has annual raw steel production capability of approximately 2.8 million tons. Granite City’s facilities include two coke batteries, two blast furnaces, two basic oxygen converters, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Granite City Works consumes the coke it produces and sells several coke by-products. Principal products include hot-rolled, hot-dipped galvanized and Galvalume® sheets. Granite City Works was acquired from National on May 20, 2003.

Fairfield Works, located in Fairfield, Alabama, has annual raw steel production capability of 2.4 million tons. Fairfield Works facilities included in Flat-rolled are a blast furnace, three Q-BOP vessels, a vacuum degassing unit, a slab caster, a rounds caster, a hot strip mill, a pickling line, a cold reduction mill, two temper/skin pass mills, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Principal products include hot-rolled, cold-rolled and coated sheets, and rounds for Tubular.

ProCoil, a wholly owned subsidiary located in Canton, Michigan, slits and cuts steel coils to desired specifications, provides laser welding services and warehouses material to service automotive customers. ProCoil was acquired from National on May 20, 2003.

U. S. Steel participates directly and through subsidiaries in a number of joint ventures which are included in Flat-rolled. All such joint ventures are accounted for under the equity method. Certain of the joint ventures and other investments are described below, all of which are 50 percent owned except Acero Prime, S.R.L. de CV (Acero Prime) and Feralloy Processing Company (Ferralloy), in which U. S. Steel holds 44 percent and 49 percent interests, respectively. For financial information regarding joint ventures and other investments, see Note 16 to the Financial Statements.

U. S. Steel and Pohang Iron & Steel Co., Ltd. (POSCO) of South Korea participate in a joint venture, USS-POSCO Industries (USS-POSCO), located in Pittsburg, California. The joint venture markets high quality sheet and tin mill products, principally in the western United States. USS-POSCO produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel from hot bands principally provided by U. S. Steel and POSCO. On May 31, 2001, a fire damaged USS-POSCO’s facilities. The start-up in the first quarter of 2002 included the commissioning and subsequent operation of a rebuilt pickling line and cold reduction mill. Total shipments by USS-POSCO were 1.2 million tons in 2003 and 2002, and 0.8 million tons in 2001.

U. S. Steel and Kobe Steel, Ltd. participate in a joint venture, PRO-TEC Coating Company (PRO-TEC). PRO-TEC owns and operates two hot-dip galvanizing lines in Leipsic, Ohio, which primarily serve the automotive industry. PRO-TEC’s annual capability is approximately 1.0 million tons. Total shipments by PRO-TEC were 1.1 million tons in 2003 and 2002, and 0.9 million tons in 2001.

U. S. Steel and Rouge Steel Company, which was acquired in early 2004 by Russian steelmaker OAO Severstal, participate in Double Eagle Steel Coating Company (DESCO), a joint venture which operates an electrogalvanizing facility located in Dearborn, Michigan. The facility can coat both sides of sheet steel with free zinc or zinc alloy coatings, primarily for use in the automotive industry. Availability of the facility is shared equally by the partners. On December 15, 2001, production at DESCO was halted due to a fire. The facility restarted operations on September 10, 2002, with full operating levels achieved by December 2002. In 2003, 2002 and 2001, DESCO produced 683 thousand tons, 163 thousand tons and 636 thousand tons, respectively, of electrogalvanized steel.

U. S. Steel and International Steel Group participate in the Double G Joint venture, a hot dip galvanizing and Galvalume® facility located near Jackson, Mississippi, which primarily serves the construction industry. U. S. Steel’s interest was acquired from National on May 20, 2003. Double G’s production in 2003 was 290 thousand tons.

U. S. Steel and Worthington Industries, Inc. participate in a joint venture known as Worthington Specialty Processing, which operates a steel processing facility in Jackson, Michigan. The plant is operated by Worthington Industries, Inc. The facility contains state-of-the-art technology capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. In 2003, 2002 and 2001, Worthington Specialty Processing shipments were 282 thousand tons, 250 thousand tons and 241 thousand tons, respectively.

U. S. Steel and Olympic Steel, Inc. participate in a joint venture to process laser welded sheet steel blanks at a facility in Van Buren, Michigan. The joint venture conducts business as Olympic Laser Processing. Laser welded blanks are used in the automotive industry for an increasing number of body fabrication applications. U. S. Steel is the venture’s primary customer and is responsible for marketing the laser-welded blanks. Olympic Laser Processing shipped 2.1 million parts in 2003, 1.7 million parts in 2002 and 1.3 million parts in 2001.

Feralloy is a joint venture between U. S. Steel and Feralloy Corporation that converts coiled hot strip mill plate into sheared and flattened plates for shipment to customers. The plant, located at the Port of Indiana, has a temper mill linked to a cut-to-length leveling line. The line provides stress-free, leveled product with a superior surface finish. Feralloy provides processing services to the joint venture partners and other steel consumers and service centers.

U. S. Steel, through its wholly owned subsidiary, U. S. Steel Export Company de Mexico, along with Feralloy Mexico, S.R.L. de C.V., and Intacero de Mexico, S.A. de C.V., participate in a joint venture, Acero Prime. Acero Prime operates in Mexico with facilities in San Luis Potosi and Ramos Arizpe, and a leased warehouse in Toluca. Acero Prime provides slitting, warehousing and logistical services.

U. S. Steel also owns an automotive technical center in Troy, Michigan. This 43,000 square foot facility brings together in one location automotive sales, service, distribution and logistics services, product technology and applications research. Much of U. S. Steel’s work in developing new grades of steel to meet the demands of automakers for high-strength, light-weight and formable materials is carried out at this location.

U. S. Steel also carries out a wide range of applied research, development and technical support functions at its Research and Technology Center located in Monroeville, Pennsylvania.

USSE

In November 2000, U. S. Steel acquired USSK, headquartered in Kosice, Slovakia. Currently, USSK has annual steelmaking capability of 5.0 million net tons and produces and sells sheet, strip mill plate, tin mill, tubular, precision tube and specialty steel products.

In 2003, USSK raw steel production was 4.7 million tons, compared to 4.4 million tons in 2002 and 4.1 million tons in 2001. USSK has two coke batteries, three blast furnaces, two steel shops with two vessels each, a vacuum degassing unit, a dual strand caster attached to each steel shop, a hot strip mill, two pickling lines, two cold reduction mills, a temper mill, a temper/double cold reduction mill, two hot dip galvanizing lines, two tin coating lines, two dynamo lines and a color coating line. During 2002, USSK started up the vacuum degassing facility to increase its capability to produce steel grades required for high-value applications. In 2003, USSK started up a continuous annealing line and the second tin coating line to expand its supply of tin mill products. Construction of a third dynamo line is in progress, with start-up scheduled to occur in the second quarter of 2004. USSK’s steel shipments totaled 4.6 million net tons in 2003 including those realized under toll conversion agreements with Sartid, 3.9 million net tons in 2002 and 3.7 million net tons in 2001.

In addition, USSK owns 100 percent of Walzwerk Finow GmbH, located in eastern Germany, which produces and ships about 90 thousand tons per year of welded precision steel tubes and cold-rolled specialty shaped sections from both cold-rolled and hot-rolled product supplied primarily by USSK. USSK also has facilities for manufacturing heating radiators and spiral welded pipe.

A majority of product sales by USSK are denominated in euros. In addition, interest and debt payments are primarily in U.S. dollars and the majority of other spending is in U.S. dollars and Slovak koruna. This results in exposure to currency fluctuations. U. S. Steel continually evaluates the currency mix of USSK’s cash flows. Significant changes in currency mix, which may be caused by Slovakia’s admission to the EU (scheduled to occur May 1, 2004) and adoption of euro currency, could result in a change in the functional currency from U.S. dollars to euros in the future.

In September 2003, U. S. Steel acquired Sartid, headquartered in Smederevo, Serbia. U. S. Steel operates these facilities as USSB. The facilities acquired include an integrated plant in Smederevo which has two blast furnaces, three basic oxygen converters, a vacuum degassing unit, two slab casters, a hot strip mill, a pickling line, a cold reduction mill, a temper mill and a temper/double cold reduction mill. Other facilities purchased include a tin mill in Sabac, a limestone mine in Kucevo, a river port and a foundry, all located in Serbia.

U. S. Steel’s technical assessment has determined that, with improved operating practices and an extensive rehabilitation and capital spending program, USSB has annual raw steel design production capability of about 2.4 million tons. During 2003, only about a third of the raw steel design capability was operational. In 2003, following the acquisition, USSB’s raw steel production was 146 thousand net tons and steel shipments totaled 150 thousand net tons.

A majority of product sales by USSB are denominated in euros and Serbian dinars and the majority of spending is in U.S. dollars and Serbian dinars. This results in exposure to currency fluctuations. The U.S. dollar is currently the functional currency.

Tubular

U. S. Steel’s tubular production facilities produce both seamless and electric resistance weld (ERW) tubular products. Seamless products are produced on a mill located at Fairfield Works in Fairfield, Alabama, and on two mills located in Lorain, Ohio. ERW products are produced on a mill located in McKeesport, Pennsylvania, which is operated by Camp-Hill Corporation. U. S. Steel has the capability to produce 1.6 million tons of tubular products in the 5 million ton tubular markets it serves. Tubular shipments were 0.9 million tons in 2003, 0.8 million tons in 2002 and 1.0 million tons in 2001. Exports accounted for approximately 15 percent of Tubular’s shipments in 2003, and 17 percent in 2002 and 2001.

Real Estate

Real Estate manages U. S. Steel’s mineral interests that are not assigned to other operating units, and manages real estate assets. These assets and properties include approximately 300,000 acres of surface rights and 1,500,000 acres of mineral rights in 14 states. Income is derived primarily from mineral royalties, the sale of developed and undeveloped land, and real estate leases. The primary sources of mineral royalties are from leases to produce coal and coal seam gas in Alabama. Real estate development and sales occur over approximately 20,000 acres of residential, commercial and industrial development and brownfield industrial redevelopment principally in Alabama, Pennsylvania and Maryland. Undeveloped land sales occur primarily in Alabama, Michigan, Minnesota and Wisconsin. Real estate lease income is derived from various leases primarily in Pennsylvania and Alabama. U. S. Steel has entered into an agreement to sell the remaining mineral interests administered by the Real Estate segment. See Note 15 to the Financial Statements.

Straightline

Straightline specialized in the distribution of processed, flat-rolled steel products to companies of all sizes that did not typically buy steel products directly from steel producers. As previously mentioned, Straightline was closed to new business effective December 31, 2003, and will be shut down in 2004.

Other Businesses

U. S. Steel controls domestic iron ore properties having proven and probable iron ore reserves in grades that can be processed by U. S. Steel’s domestic operations. At year-end 2003, these reserves totaled approximately 992 million short tons of iron ore concentrate equivalents available from low-grade iron-bearing materials. All reserves are located in Minnesota. Approximately 29 percent of these reserves are owned and the remaining 71 percent are leased. Current lease expiration dates vary from five to sixty years in the future, with the largest (cvering 36% of leased reserves) expiring in 2058. Leases are routinely revised and extended in term. U. S. Steel’s iron ore operations at Mt. Iron, Minnesota (Minntac) produced 15.8 million net tons of taconite pellets in 2003, 16.7 million net tons in 2002, and 14.5 million net tons in 2001. U. S. Steel’s iron ore operations at Keewatin, Minnesota (Keetac) produced 2.9 million net tons of taconite pellets in 2003, following the acquisition from National. Taconite pellet shipments were 18.2 million tons in 2003, including shipments from Keetac following the acquisition, compared with 16.2 million tons in 2002, and 14.9 million tons in 2001.

U. S. Steel owns 100 percent of Transtar, Inc. Transtar and its subsidiaries (the Elgin, Joliet and Eastern Railway Company in Illinois and Indiana; the Lake Terminal Railroad Company in Ohio; Union Railroad Company and McKeesport Connecting Railroad Company in Pennsylvania; and the Birmingham Southern Railroad Company, Fairfield Southern Company, Inc., Mobile River Terminal Company, and Warrior and Gulf Navigation Company, all located in Alabama) comprise substantially all of U. S. Steel’s transportation business. Transtar provides rail and barge transportation services to a number of U. S. Steel’s domestic facilities as well as other domestic customers in the steel, coal, chemicals, oil refining and forest production industries.

U. S. Steel also owns 100 percent of Delray, which is located in Michigan and was acquired from National on May 20, 2003.

UEC Technologies LLC, a wholly owned subsidiary of U. S. Steel, sells technical services worldwide to the steel, mining, chemical and related industries. Together with its subsidiary companies, it provides engineering and consulting services for facility expansions and modernizations, operating improvement projects, integrated computer systems and environmental projects.

Raw Materials and Energy

Iron Ore

With the iron ore facilities at Minntac and Keetac, U. S. Steel has the capability of being completely self-sufficient for its domestic iron ore requirements to support blast furnace production. Any surplus pellet production is sold on the open market to domestic and foreign consumers. Depending on market conditions and transportation costs, internal iron ore requirements may be satisfied by the purchase of pellets from third parties, permitting the sale of additional pellets on the open market.

USSE purchases all of its iron ore requirements from third parties. U. S. Steel believes that supplies of iron ore, adequate to meet USSE’s needs, are readily available at competitive market prices. The main sources of iron ore for USSE are Russia and the Ukraine.

Coal

All of U. S. Steel’s domestic coal requirements are purchased from third parties. U. S. Steel believes that under normal circumstances supplies of coal, adequate to meet its domestic needs, are readily available from third parties at competitive market prices. Coal supplies were disrupted during late 2003 largely due to the declaration of force majeure by one of U. S. Steel’s major coal suppliers. U. S. Steel has entered into contracts at currently competitive market prices for its domestic coal requirements in 2004.

USSK’s coal requirements are purchased from third parties. U. S. Steel believes that supplies of coal, adequate to meet USSK’s needs, are readily available from third parties at competitive market prices. The main sources of coal for USSK include Poland, the Czech Republic and Russia. USSB, which purchases coke, does not currently require coal to support its operations.

Coke

Domestically, U. S. Steel operates coke-making facilities at its Clairton, Pennsylvania; Gary, Indiana; and Granite City, Illinois locations. U. S. Steel also operates and maintains the Great Lakes, Michigan No. 5 coke battery on a contract basis and purchases coke produced from this battery under a requirements contract, with firm pricing through 2005. These owned and operated facilities have the capability to supply all of U. S. Steel’s metallurgical coke requirements for blast furnace production. However, market conditions and transportation costs often encourage U. S. Steel to purchase metallurgical coke from third parties and sell some of its coke production to other steelmakers. Blast furnace coal injection processes at Gary Works, Great Lakes Works and Fairfield Works continue to reduce U. S. Steel’s domestic coke requirements.

USSK operates a coke-making facility that primarily serves the steelmaking operations at USSK. Depending on market conditions and operational schedules, USSK may purchase or sell small quantities of coke on the open market and may also supply a portion of USSB’s needs. Blast furnace coal injection processes at USSK continue to reduce its coke requirements. USSB purchases predominantly all of its coke requirements from third party suppliers. While the coke market is expected to be constrained in 2004, U. S. Steel believes that supplies of coke, adequate to meet USSK’s and USSB’s needs, are available at competitive market prices. The main sources of coke for USSK and USSB include Poland, the Czech Republic, the Ukraine and Russia.

Limestone

All domestic limestone requirements are purchased from third parties. U. S. Steel believes that supplies of limestone, adequate to meet its domestic needs, are readily available from third parties at competitive market prices.

All limestone requirements for USSK are purchased from a third party under a long-term contract. USSB sources approximately 50 percent of its limestone requirements from third party suppliers with the balance coming from production from a limestone mine under direct control. U. S. Steel believes that supplies of limestone, adequate to meet USSB’s needs, are readily available from third parties at competitive market prices.

Scrap and Other Materials

Supplies of steel scrap, tin, zinc and other alloying and coating materials required to fulfill U. S. Steel’s requirements for domestic and European operations are readily available from third parties at competitive market prices. U. S. Steel utilizes some hedging and derivative purchasing practices with regard to domestic requirements for tin and zinc.

Natural Gas

U. S. Steel purchases all of its domestic natural gas requirements from third parties. U. S. Steel believes that supplies of natural gas, adequate to meet its domestic needs, are readily available from third parties at competitive market prices. Currently, about 60 percent of U. S. Steel’s domestic natural gas purchases are based on solicited bids, on a monthly basis, from various vendors; approximately 30 percent are made through long-term contracts; and the remainder are made daily. U. S. Steel utilizes some hedging and derivative purchasing practices with regard to domestic requirements for natural gas because of the volatility of natural gas markets.

USSK and USSB purchase their natural gas requirements from third parties under annual contracts. U. S. Steel believes that supplies of natural gas, adequate to meet USSK’s and USSB’s needs, are readily available from third parties at competitive market prices.

Environmental Matters

U. S. Steel maintains a comprehensive environmental policy overseen by the Corporate Governance and Public Policy Committee of the U. S. Steel Board of Directors. The Environmental Affairs organization has the responsibility to ensure that U. S. Steel’s operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Executive Environmental Committee, which is comprised of officers of U. S. Steel, is charged with reviewing its overall performance with various environmental compliance programs. Also, U. S. Steel, largely through the American Iron and Steel Institute, continues its involvement in the development of various air, water, and waste regulations with federal, state and local governments concerning the implementation of cost effective pollution reduction strategies.

The domestic businesses of U. S. Steel are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act (CAA) with respect to air emissions; the Clean Water Act (CWA) with respect to water discharges; the Resource Conservation and Recovery Act (RCRA) with respect to solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to releases and remediation of hazardous substances. In addition, all states where U. S. Steel operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been promulgated or in certain instances are undergoing revision. These environmental laws and regulations, particularly the CAA, could result in substantially increased capital, operating and compliance costs.

For a discussion of environmental capital expenditures and the cost of compliance for air, water, solid waste and remediation, see “Legal Proceedings—Environmental Proceedings and “Management’s Discussion and Analysis of Environmental Matters, Litigation and Contingencies.”

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet CAA obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be adversely affected. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel’s competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. For further information, see “Legal Proceedings—Environmental Proceedings” and “Management’s Discussion and Analysis of Environmental Matters, Litigation and Contingencies.”

Slovak standards relative to air, water and solid waste pollution are set by statute and these standards are similar to those in the United States and the EU. USSK is in material compliance with these standards. USSK’s environmental expenses in 2003 included usage fees, permit fees and/or penalties totaling approximately $7 million. There are no legal proceedings pending against USSK involving environmental matters. USSK’s capital spending commitment to the Slovak government is sufficient to include all expenditures necessary to bring USSK into compliance with all EU environmental standards by 2005.

USSB is subject to the laws of the Union of Serbia and Montenegro, which are currently more lenient than either the EU or U.S. standards, but this is expected to change over the next several years in anticipation of possible EU accession. An environmental baseline study is being conducted at USSB’s facilities. Under the terms of the acquisition, USSB will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of that study. A portion of the $157 million USSB committed to spend in connection with the acquisition of Sartid is expected to be used for environmental controls and upgrades.

The 1997 Kyoto Global Climate Change Agreement produced by the United Nations Convention on Climate Change, which would have required restrictions on greenhouse gas emissions in the United States, has not been ratified by the U.S. Senate, and it appears unlikely that it will be implemented. It is unclear what international action will be taken concerning greenhouse gases or the economic impact of such programs.

Air

The CAA imposed more stringent limits on air emissions, established a federally mandated operating permit program and allowed for enhanced civil and criminal enforcement sanctions. The principal impact of the CAA on U. S. Steel is on the cokemaking and primary steelmaking operations of U. S. Steel, as described in this section.

The CAA requires the regulation of hazardous air pollutants and development and promulgation of Maximum Achievable Control Technology (MACT) Standards. It was determined in 1995 that the Chrome Electroplating MACT did not apply to steel mill sources; however, the U.S. Environmental Protection Agency (EPA) stated that MACT standards applicable to these sources would be forthcoming. To date, there has been no action taken. Potentially affected U. S. Steel facilities are the electrolytic tinning lines at Gary Works and the tin-free steel lines at East Chicago Tin and the Midwest Plant. The EPA finalized MACT standards for integrated iron and steel plants on May 20, 2003 that require compliance by May 22, 2006. The taconite iron ore processing MACT was finalized on October 30, 2003 and requires compliance by October 30, 2006. U. S. Steel is in the process of developing an estimate of the cost to comply that will include controls on the Line 3 waste gas stack at Minntac and the waste gas stack at Keetac.

The CAA specifically addressed the regulation and control of coke oven batteries. The National Emission Standard for Hazardous Air Pollutants for coke oven batteries was finalized in October 1993, setting forth the MACT standard and, as an alternative, a Lowest Achievable Emission Rate (LAER) standard. Effective January 1998, U. S. Steel elected to comply with the LAER standards. U. S. Steel believes it will be able to meet the current LAER standards. The LAER standards will be further revised in 2010 and additional health risk-based standards are expected to be adopted in 2020. The EPA finalized the Phase II Coke MACT for pushing, quenching and battery stacks on April 14, 2003 that requires compliance by April 14, 2006. U. S. Steel is in the process of developing an estimate of the cost to comply.

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

Water

U. S. Steel maintains the necessary discharge permits as required under the National Pollutant Discharge Elimination System (NPDES) program of the CWA, and it is in compliance with such permits. On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the NPDES permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with the EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of January 15, 2004, project costs have amounted to $50.3 million with another $0.6 million presently projected to complete the project. Construction began in January 2002 on a Corrective Action Management Unit (CAMU) to contain the dredged material and construction was completed in February 2003. Phase 1 removal of PCB-contaminated sediment was completed in December 2002. Dredging resumed in February 2003 and was completed in December 2003. Closure costs for the CAMU are estimated to be an additional $4.9 million. Costs for restoration of natural resources in this section of the Grand Calumet River are estimated to be $2.5 million.

In addition, in October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management (IDEM) acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a pre-assessment screen pursuant to federal regulations and have determined to perform a Natural Resource Damages Assessment. U. S. Steel was identified as a potentially responsible party (PRP) along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. The trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the trustees concluded their assessment of sediment injuries, which included a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim, which have been endorsed by representatives of the trustees and the EPA to be included in a consent decree that U. S. Steel expects will resolve this claim. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs, and obtained an 8-acre parcel of land that has been transferred to the Indiana Department of Natural Resources for addition to the Indiana Dunes National Lakeshore Park owned by the National Park Service. No formal legal proceedings have been filed in this matter. U. S. Steel with the PRP joint defense group and the trustees are finalizing a Consent Decree.

Solid Waste

U. S. Steel continues to seek methods to minimize the generation of hazardous wastes in its operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks. Corrective action under RCRA related to past waste disposal activities is discussed below under “Remediation.”

Remediation

A significant portion of U. S. Steel’s currently identified environmental remediation projects relate to the remediation of former and present operating locations. These projects include the remediation of the Grand Calumet River (discussed above), and the closure and remediation of permitted hazardous and non-hazardous waste landfills.

U. S. Steel is also involved in a number of remedial actions under CERCLA, RCRA and other federal and state statutes, and it is possible that additional matters may come to its attention which may require remediation. For a discussion of remedial actions related to U. S. Steel, see “Legal Proceedings—Environmental Proceedings.”

Property, Plant and Equipment Additions

For property, plant and equipment additions, including capital leases, see “Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity—Cash Flows—Capital Expenditures” and Notes 17 and 27 to the Financial Statements.

Employees

As of December 31, 2003, U. S. Steel’s employees totaled 22 thousand domestically and 25 thousand in Europe. Most domestic hourly employees of U. S. Steel’s steel, coke and taconite pellet facilities are covered by a collective bargaining agreement with the United Steelworkers of America (USWA), which expires in September 2008 and includes a no-strike provision. Employees at Granite City Works who work at the coke plant and blast furnaces are represented by the International Chemical Workers, the Bricklayers and Laborers International. Domestic hourly employees engaged in transportation activities are represented by the USWA and other unions. In addition, most employees of USSK are represented by the union OZ Metalurg under a collective bargaining agreement expiring February 2007, which is subject to annual wage negotiations. Most employees of USSB are represented by two unions under a collective bargaining agreement expiring in November 2006, which is subject to annual wage negotiations.

Available Information

U. S. Steel’s Internet address is www.ussteel.com. U. S. Steel posts its annual reports on Form 10-K, its quarterly reports on Form 10-Q and its proxy statement to its web site as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission. U. S. Steel also posts all press releases and earnings releases to its web site.

All other filings are available via a direct link on the U. S. Steel web site to the Securities and Exchange Commission’s EDGAR system.

Also available on the U. S. Steel web site are U. S. Steel’s Corporate Governance Principles and the charters of the Audit & Finance Committee, Compensation & Organization Committee and Corporate Governance & Public Policy Committee of the Board of Directors. These documents are also available in print to any shareholder who requests them. Such requests should be sent to the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-4801).

Other Information

Information on revenues and income (loss) of the reportable segments and Other Businesses and on revenues and other income and assets by geographic area are set forth in Note 6 to the Financial Statements.

For significant operating data for U. S. Steel for each of the last five years, see “Five-Year Operating Summary” on pages F-50 and F-51.

Item 2.	PROPERTIES

The following table lists U. S. Steel’s properties, their locations and their products and services:

Domestic Operations

Property	Location	Products and Services
Gary Works	Gary, Indiana	Sheets; Tin Mill; Strip mill plate; Coke
East Chicago Tin	East Chicago, Indiana	Tin Mill
Midwest Plant	Portage, Indiana	Sheets; Tin Mill
Great Lakes Works	Ecorse and River Rouge, Michigan	Sheets
Mon Valley Works
Irvin Plant	West Mifflin, Pennsylvania	Sheets
Edgar Thomson Plant	Braddock, Pennsylvania	Slabs
Fairless Plant	Fairless Hills, Pennsylvania	Galvanized sheets
Clairton Works	Clairton, Pennsylvania	Coke
Clairton 1314B Partnership(a)	Clairton, Pennsylvania	Coke
Granite City Works	Granite City, Illinois	Sheets; Coke
Fairfield Works	Fairfield, Alabama	Sheets; Tubular
ProCoil Company LLC	Canton, Michigan	Steel processing; Warehousing
USS-POSCO Industries(a)	Pittsburg, California	Sheets; Tin Mill
PRO-TEC Coating Company(a)	Leipsic, Ohio	Galvanized sheets
Double Eagle Steel Coating Company(a)	Dearborn, Michigan	Electrogalvanized sheets
Double G Coatings Company, L.P.(a)	Jackson, Mississippi	Galvanized and Galvalume® sheets
Worthington Specialty Processing(a)	Jackson, Michigan	Steel processing
Olympic Laser Processing(a)	Van Buren, Michigan	Steel processing
Acero Prime, S.R.L. de CV(a)	San Luis Potosi and Ramos Arizpe, Mexico	Steel processing; Warehousing
Lorain Pipe Mills	Lorain, Ohio	Tubular
Minntac iron ore operations	Mt. Iron, Minnesota	Taconite pellets
Keetac iron ore operations	Keewatin, Minnesota	Taconite pellets
Railroads	Alabama, Illinois, Indiana, Michigan, Ohio, Pennsylvania	Transportation services

International Operations

Property	Location	Products and Services
U. S. Steel Kosice	Kosice, Slovakia	Sheets; Tin Mill; Strip mill plate; Tubular; Coke
U. S. Steel Balkan	Smederevo, Sabac and Kucevo, Serbia	Sheets; Tin Mill; Strip mill plate; Limestone
Walzwerke Finow GmbH	Finow, Germany	Precision steel tubes; Specialty shaped sections

(a)	Equity investee

With the exception of properties acquired from National on May 20, 2003, U. S. Steel or its predecessors have owned most of its domestic properties for at least 30 years with no material adverse claims asserted. In connection with the National acquisition, U. S. Steel obtained title reports and insurance covering each of the properties obtained. In addition, the Bankruptcy Court order provides that U. S. Steel acquired all of the assets free and clear of any liabilities, rights restrictions or other interests. In the case of the real property and buildings of USSK, certified copies of the property registrations were obtained and examined by local counsel prior to the acquisition. In the case of USSB, the Serbian bankruptcy law provides that USSB acquired its assets free and clear of any prior claims.

Several steel production facilities are leased. The caster facility at Fairfield, Alabama is subject to a lease expiring in 2012, with an option to purchase or to extend the lease. A coke battery at Clairton, Pennsylvania is subject to a lease through 2012, at which time title will pass to U. S. Steel. This facility is subleased to the Clairton 1314B Partnership until July 2, 2004. A ladle metallurgy and caster facility at Ecorse, Michigan is subject to a lease expiring in 2007, with an option to purchase at the end of the lease term. The electrolytic galvanizing facility at Ecorse, Michigan is subject to a lease expiring in 2007, with an option to purchase or to extend the lease. A coke battery at Granite City, Illinois is subject to a lease through 2012, with an early buyout option in 2010. The lessor of this coke battery has options which could require U. S. Steel to purchase the facilities on the anniversary dates of the lease for each of the years 2004-2006. At Gary Works and the Midwest Plant in Indiana, U. S. Steel has supply agreements for various utility services with third parties who own cogeneration facilities located on U. S. Steel property. The Gary Works agreement expires in 2011 and includes a fixed buyout provision at the option of U. S. Steel. The Midwest Plant agreement expires in 2013. The headquarters office space in Pittsburgh, Pennsylvania used by U. S. Steel is leased through 2018.

For property, plant and equipment additions, including capital leases, see “Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity—Cash Flows—Capital Expenditures” and Notes 17 and 27 to the Financial Statements.

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

Asbestos Litigation

U. S. Steel is a defendant in 3,900 active cases in which, as of December 31, 2003, approximately 14,800 plaintiffs have filed claims alleging injury resulting from exposure to asbestos. Almost all of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). Over 13,800, or more than 90 percent, of the plaintiffs in cases in which U. S. Steel is a defendant are in cases filed in Mississippi, Ohio and Texas, jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, the actual number of plaintiffs who ultimately assert claims against U. S. Steel is likely to be a small fraction of the total number of plaintiffs.

These claims against U. S. Steel fall into three major groups: (1) claims made under certain federal and general maritime laws by employees of the Great Lakes Fleet or Intercoastal Fleet, former operations of U. S. Steel; (2) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); and (3) claims made by industrial workers allegedly exposed to an electrical cable product formerly manufactured by U. S. Steel. While U. S. Steel has excess casualty insurance, these policies have multi-million dollar self-insured retentions. To date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims.

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

In every asbestos case in which U. S. Steel is named as a party, the complaints are filed against numerous named defendants and generally do not contain allegations regarding specific monetary damages sought. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants and in no case is there any allegation of monetary damages against U. S. Steel. Approximately 89 percent of the cases against U. S. Steel state that the damages sought exceed the amount required to establish jurisdiction of the court in which the case was filed. (Jurisdictional amounts generally range from $25,000 to $75,000.) Approximately 4 percent do not specify any damages sought at all, approximately 6 percent allege damages of $1 million or less, another 0.5 percent allege damages between $2 million and $10 million, and 0.5 percent allege damages over $10 million. U. S. Steel does not consider the amount of damages alleged, if any, in a complaint to be relevant in assessing its potential exposure to asbestos liabilities. The ultimate outcome of any claim depends upon a myriad of legal and factual issues, including whether the plaintiff can prove actual disease, if any; actual exposure, if any, to U. S. Steel products; or the duration of exposure to asbestos, if any, on U. S. Steel’s premises. U. S. Steel has noted over the years that the form of complaint including its allegations, if any, concerning damages often depends upon the form of complaint filed by particular law firms and attorneys. Often the same damage allegation will be in multiple complaints regardless of the number of plaintiffs, the number of defendants, or any specific diseases or conditions alleged.

U. S. Steel aggressively pursues grounds for the dismissal of U. S. Steel from pending cases and litigates cases to verdict where it believes litigation is appropriate. U. S. Steel also makes efforts to settle appropriate cases for reasonable, and frequently nominal, amounts. For example, in 2001, U. S. Steel settled 11,166 claims for a total of approximately $190,000, and had about 4,102 claims dismissed or otherwise resolved and 1,679 new claims filed. At December 31, 2001, U. S. Steel had a total of approximately 17,100 active claims outstanding. In 2002, U. S. Steel settled 1,135 claims for a total of approximately $700,000, and had a total of 2,662 claims dismissed or otherwise resolved and 842 new claims filed. At December 31, 2002, U. S. Steel had a total of approximately 14,100 active claims outstanding. In 2003, except for the aberrant result in the Madison County case discussed below, U. S. Steel settled 83 claims for a total of approximately $4.6 million, and had a total of 2,038 claims dismissed or otherwise resolved and added 514 new cases (or 2,856 new claims). At December 31, 2003, U. S. Steel had a total of approximately 14,800 active claims outstanding.

On March 28, 2003, a jury in Madison County, Illinois returned a verdict against U. S. Steel for $50 million in compensatory damages and $200 million in punitive damages. U. S. Steel believes that the court erred as a matter of law by failing to find that the plaintiff’s exclusive remedy was provided by the Indiana workers’ compensation law. U. S. Steel believes that this issue and other errors at trial would have enabled U. S. Steel to succeed on appeal. However, in order to avoid the delay and uncertainties of further litigation and the posting of a large appeal bond in excess of the amount of the verdict, U. S. Steel settled this case for an amount which was substantially less than the compensatory damages award and which represented a small fraction of the total award. This settlement is reflected in the results for the quarter ended March 31, 2003 and for the year ended December 31, 2003.

Management views the verdict and resulting settlement in the Madison County case as aberrational, and believes that the likelihood of similar results in other cases is remote, although not impossible. U. S. Steel has not experienced any material adverse change in its ability to resolve pending claims as a result of the Madison County settlement.

The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because it believes it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. Among the reasons that U. S. Steel cannot reasonably estimate the number and nature of claims against it is that the vast majority of pending claims against it allege so-called “premises” liability based exposure on U. S. Steel’s current or former premises. These claims are made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers.

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 12 years that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured electric cable; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals, including such matters since the Madison County jury verdict and settlement in March 2003.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Environmental Proceedings

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2003, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters. Claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and related state acts have been raised with respect to the cleanup of various waste disposal and other sites. CERCLA is intended to expedite the cleanup of hazardous substances without regard to fault. Potentially responsible parties (PRPs) for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several. Because of various factors including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the time period during which such costs may be incurred, it is impossible to reasonably estimate U. S. Steel’s ultimate cost of compliance with CERCLA.

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

At December 31, 2003, U. S. Steel had been identified as a PRP at a total of 19 CERCLA sites. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for cleanup and remediation costs in connection with six of these sites will be between $100,000 and $1 million per site, and for 11 of these sites will be under $100,000.

At the remaining two sites, management expects that U. S. Steel’s share in the remaining cleanup costs at each site will exceed $1 million, although it is not possible to accurately predict the amount of sharing in any final allocation of such costs. The following is a summary of the status of these sites:

1.	In 1988, U. S. Steel and two other PRPs (Bethlehem Steel Corporation and William Fiore) agreed to the issuance of an administrative order by the U. S. Environmental Protection Agency (EPA) to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which U. S. Steel paid $3.4 million. The EPA indicated that further remediation of this site would be required. In October 1991, the Pennsylvania Department of Environmental Resources (PADER) placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation (RI), which was issued in 1997. After a feasibility study (FS) by Pennsylvania Department of Environmental Protection (PADEP) and submission of a conceptual remedial action plan in 2001 by U. S. Steel, U. S. Steel submitted a revised conceptual remedial action plan on May 31, 2002. U. S. Steel and the PADEP signed a Consent Order and Agreement on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. On March 18, 2003, the PADEP notified U. S. Steel that the public comment period was concluded and the Consent Order and Agreement is final. U. S. Steel estimates its future liability at the site to be $7.3 million.

2.	In November 1996, U. S. Steel received a CERCLA 104(e) request from the EPA requesting information on the former waste oil processing site named Breslube-Penn located in Coraopolis, PA. U. S. Steel joined a PRP defense group and entered into an Administrative Order on Consent along with seven other PRPs to conduct an RI/FS. The RI has been completed and the FS is being reviewed by the PADEP. The total cost to implement a remediation project based on the group’s selection from the range of alternatives presented in the FS is estimated to be $6.4 million. Of that total U. S. Steel’s allocable share among the eight PRPs is approximately $1.0 million. In addition, U. S. Steel’s share of PRP group costs is expected to be $24,000 in 2004.

In addition, there are 17 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.

Other Remediation Activities

The following is a discussion of other remediation activities at the major domestic U. S. Steel facilities:

There are 46 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 10 of these sites will be under $100,000 per site, another 17 sites have potential costs between $100,000 and $1 million per site, and 4 sites may involve remediation costs between $1 million and $5 million. Another 4 sites, including the Grand Calumet River remediation at Gary Works, the closure of hazardous waste sites at Gary Works, the potential claim for investigation, restoration and compensation of injuries to sediments in the east branch of the Grand Calumet River near Gary Works, and corrective action and groundwater investigation at Gary Works, have or are expected to have costs for remediation, investigation, restoration or compensation in excess of $5 million. Potential costs associated with remediation at the remaining 11 sites are not presently determinable.

Gary Works

On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the

Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs, and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with the EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of January 15, 2004, project costs have amounted to $50.3 million with another $0.6 million presently projected to complete the project. Construction began in January 2002 on a Corrective Action Management Unit (CAMU) to contain the dredged material and construction was completed in February 2003. Phase 1 removal of PCB-contaminated sediment was completed in December 2002. Dredging resumed in February 2003 and was completed in December 2003. Closure costs for the CAMU are estimated to be an additional $4.9 million. Costs for restoration of natural resources in this section of the Grand Calumet River are estimated to be $2.5 million.

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

In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management (IDEM) acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a Natural Resources Damages Assessment. U. S. Steel was identified as a PRP along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. The trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the trustees concluded their assessment of sediment injuries, which included a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim which have been endorsed by representatives of the trustees and the EPA to be included in a consent decree that U. S. Steel expects will resolve this claim. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs, and obtained an 8-acre parcel of land that has been transferred to the Indiana Department of Natural Resources for addition to the Indiana Dunes National Lakeshore Park owned by the National Park Service. No formal legal proceedings have been filed in this matter. U. S. Steel with the PRP joint defense group and the trustees are finalizing a Consent Decree.

On October 23, 1998, a final Administrative Order on Consent was issued by the EPA addressing Corrective Action for Solid Waste Management Units throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. The Current Conditions Report, U. S. Steel’s first deliverable, was submitted to the EPA in January 1997 and was approved by the EPA in 1998. Phase I RFI work plans have been approved for the Coke Plant, the Process Sewers, Background Soils at the site, the C-Lot Lagoons, and the Buchanan Street Basins along with the approval of one self-implementing interim stabilization measure. Another six Phase I RFI work plans have been submitted for EPA approval, thereby completing the Phase I work plan requirement, along with two Phase II RFI work plans and one further self-implementing interim stabilization measure. The costs to complete these studies are estimated to be $6.4 million. Until they are completed, it is impossible to assess what additional expenditures will be necessary.

On October 21, 1994, and again on December 30, 1994, IDEM issued notices of violation (NOVs) relating to Gary Works alleging various violations of air pollution requirements. In early 1996, U. S. Steel paid a

$6 million penalty and agreed to install additional pollution control equipment and to implement environmental protection programs over a period of several years. A substantial portion of these programs has been implemented, with expenditures through 2003 of approximately $103 million. The cost to complete these programs is presently indeterminable. On March 8, 1999, U. S. Steel entered into an agreed order with IDEM to resolve outstanding air issues. U. S. Steel paid a penalty of $207,400 and installed equipment at the No. 8 Blast Furnace and the No. 1 BOP to reduce air emissions.

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

On March 11, 2003, Gary Works received an NOV from the EPA alleging construction of two desulfurization facilities without proper installation permitting. The EPA and U. S. Steel are finalizing an Administrative Order on Consent that includes emission limits, testing and recordkeeping requirements but no civil penalty.

Clairton Works

On February 12, 1987, U. S. Steel and the PADER entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and the PADER reached agreement to amend the Consent Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon, a former coke plant waste disposal site; to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs for the Peters Creek Lagoon have amounted to $11.4 million with another $250,000 presently projected to complete the project.

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

Fairfield Works

In December 1995, U. S. Steel reached an agreement in principle with the EPA and the U.S. Department of Justice (DOJ) with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by U. S. Steel, the EPA and the DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, implemented two Supplemental Environmental Projects costing a total of $1.75 million and implemented a RCRA corrective action at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of the EPA. The first Phase I RFI work plan was approved for the site on September 16, 2002. Field sampling for the work plan commenced immediately after approval and will continue through 2004. The cost to complete this study is estimated to be $1.2 million. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. The Phase I work plan for Ensley has been reviewed by ADEM. The cost to prepare a response to ADEM’s comments on this work plan is approximately $520,000.

Lorain Pipe Mills

In 1997, USS/Kobe Steel Company (USS/Kobe), a former joint venture between U. S. Steel and Kobe Steel, Ltd. (Kobe), was the subject of a multi-media audit by the EPA that included an air, water and hazardous waste compliance review. USS/Kobe and the EPA entered into a tolling agreement pending issuance of the final audit and commenced settlement negotiations in July 1999. In August 1999, the steelmaking and bar producing operations of USS/Kobe were combined with companies controlled by Blackstone Capital Partners II to form Republic. The tubular operations of USS/Kobe were transferred to a newly formed entity, Lorain Tubular Company, LLC (Lorain Tubular), which operated as a joint venture between U. S. Steel and Kobe until December 31, 1999, when U. S. Steel purchased all of Kobe’s interest in Lorain Tubular. The tubular operations at Lorain are now operated by U. S. Steel as Lorain Pipe Mills. U. S. Steel is continuing negotiations with the EPA, and has made an offer of settlement that involves a cash penalty of $100,025 and a supplemental environmental project to do PCB transformer replacement for a combined amount of $774,025. Most of the matters raised by the EPA relate to Republic’s facilities; however, air discharges from U. S. Steel’s No. 3 seamless pipe mill have also been cited. U. S. Steel will be responsible for matters relating to its facilities. The final report and citations from the EPA have not been issued. Issues related to Republic have been resolved in its bankruptcy proceedings.

Granite City Works, Great Lakes Works and the Midwest Plant

Prior to U. S. Steel’s acquisition of the Granite City, Great Lakes and Midwest facilities, the DOJ had filed against National Steel Corporation (National) proofs of claim asserting noncompliance allegations under various environmental statutes, including the Clean Air Act, RCRA, the Clean Water Act, the Emergency Planning and Community Right to Know Act, CERCLA and the Toxic Substances Control Act at these three facilities. The EPA had conducted inspections of the facilities and entered into negotiations with National toward resolving these allegations with a consent decree. U. S. Steel is currently engaged in discussions with the EPA and the State of Illinois related to the conditions previously noted at these facilities. After a substantial evaluation of U. S. Steel’s management of these facilities, the DOJ has withdrawn from participation in these discussions and is no longer pursuing this matter with U. S. Steel. At Granite City Works, the EPA had determined that ditches and dewatering beds currently in operation were allegedly not in compliance with applicable waste oil management standards. U. S. Steel is currently discussing with the EPA and the State of Illinois appropriate measures to investigate and remediate the ditches and dewatering beds, which is expected to cost $1.3 million. Air emissions from the steelmaking shop at Great Lakes Works are also under discussion. It has not been determined what, if any, corrective action may be necessary to address those emissions. Other, less significant issues are also under discussion, including Ferrous Chloride Solution handling at Granite City Works and Great Lakes Works, Spill Prevention Control and Countermeasures Plans at both facilities, RCRA training at Great Lakes Works and other waste handling issues.

Prior to U. S. Steel’s acquisition of Great Lakes Works, it had operated under a permit for indirect discharge of wastewater to the Detroit Water and Sewerage Department (DWSD). National had reported to the DWSD violations of effluent limitations, including mercury, contained in the facility’s indirect discharge to the DWSD treatment plant and had entered into a consent order with the DWSD that required improvements in plant equipment to remedy the violations. Great Lakes Works continues to operate under a DWSD permit for this discharge and anticipates spending approximately $2.9 million to improve operating equipment to come into compliance with discharge limits in the current DWSD permit. As of December 31, 2003, project costs have amounted to $2.2 million.

Duluth Works

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $12.1 million for cleanup through 2003. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The EPA has

consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on the EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Current study and oversight costs are estimated at $860,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five year review recommendations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of U. S. Steel and their ages as of February 1, 2004, are as follows:

Roy G. Dorrance	58	Vice Chairman
James D. Garraux	51	Vice President—Labor Relations
John H. Goodish	55	Executive Vice President—Operations
Gretchen R. Haggerty	48	Executive Vice President, Treasurer & Chief Financial Officer
J. Paul Kadlic	62	Executive Vice President—Commercial
Dan D. Sandman	55	Vice Chairman and Chief Legal & Administrative Officer, General Counsel and Secretary
Larry G. Schultz	54	Vice President & Controller
Thomas W. Sterling	56	Senior Vice President—Human Resources
Terrence D. Straub	58	Senior Vice President—Public Policy & Governmental Affairs
John P. Surma, Jr.	49	President and Chief Operating Officer
Stephan K. Todd	58	Vice President—Law & Environmental Affairs
Thomas J. Usher	61	Chairman of the Board of Directors and Chief Executive Officer

All of the executive officers mentioned above have held responsible management or professional positions with U. S. Steel, Marathon Oil Corporation or their subsidiaries for more than the past five years.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Information

The principal market on which U. S. Steel common stock is traded is the New York Stock Exchange. U. S. Steel common stock is also traded on the Chicago Stock Exchange and the Pacific Exchange. Information concerning the high and low sales price for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in “Selected Quarterly Financial Data (Unaudited)” on page F-48.

As of January 31, 2004, there were 37,800 registered holders of U. S. Steel common stock.

The Board of Directors intends to declare and pay dividends on U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel, although it has no obligation under Delaware law or the U. S. Steel Certificate of Incorporation to do so. After the Separation, U. S. Steel established an initial quarterly dividend rate of $0.05 per share effective with the March 2002 payment. Dividends on U. S. Steel common stock are limited to legally available funds and are subject to limitations under U. S. Steel’s debt obligations. For further information, see “Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity—Liquidity.”

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (see Note (i))	7,329,430	$22.19	5,571,740
Equity compensation plans not approved by security holders (see Note (ii))	43,842	(see Note (ii))	(see Note (ii))

Total	7,373,272	—	(see Note (ii))

Note (i):	The numbers in columns (a) and (b) of this row reflect all shares that could potentially be issued under the U. S. Steel 2002 Stock Plan as of December 31, 2003. (Because the outstanding options under the USX 1990 Stock Plan were converted to options under the U. S. Steel 2002 Stock Plan at the time of separation from USX Corporation, these numbers include shares that may be issued as a result of grants originally made under the USX 1990 Stock Plan.) For more information, see Note 18 to the Financial Statements.

Note (ii):	At December 31, 2003, U. S. Steel had three equity compensation plans that had not been approved by security holders; they were (1) the Non-Employee Director Deferred Compensation Plan, (2) the Non-Employee Director Stock Plan and (3) the Non-Officer Restricted Stock Plan. The weighted average exercise price for the Non-Employee Director Deferred Compensation Plan is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock accumulated through the date of the director’s retirement. A number of securities available for future issuance under the plans cannot be included in column (c) because the plans do not limit the number of shares authorized for issuance other than by the formulas pursuant to which shares are issued under the plans.

The Non-Employee Director Stock Plan provides that each new non-employee director may receive a grant of up to 1,000 shares of U. S. Steel common stock. In order to qualify, a director must first purchase an equivalent number of shares in the open market during the 60 days following the first date of his or her service on the Board.

For a description of the other non-security holder approved plans, see Note 18 to the Financial Statements.

Recent Sales of Unregistered Securities

In 2003, U. S. Steel issued an aggregate of 2,000 unregistered shares pursuant to the Non-Employee Director Stock Plan to two new directors. (For a description of the plan, see Note (ii), above.) These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.

In 2003, 11,882 unregistered shares were issued pursuant to the Non-Employee Director Deferred Compensation Plan. These shares were issued to two of U. S. Steel’s directors upon their retirement from the Board of Directors in 2003. (For a description of the plan, see Note 18 to the Financial Statements.) These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.

Item 6.	SELECTED FINANCIAL DATA(a)

	2003	2002	2001	2000	1999
	Dollars in millions (except per share data)
Statement of Operations Data:
Revenues and other income(b)(c)	$9,458	$7,054	$6,375	$6,132	$5,470
Income (loss) from operations(d)	(730)	128	(405)	104	150
Income (loss) before extraordinary losses and cumulative effect of change in accounting principle(d)	(406)	61	(218)	(21)	51
Net income (loss)(d)	$(463)	$61	$(218)	$(21)	$44

Per Common Share Data:
Income (loss) before extraordinary losses and cumulative effect of change in accounting principle(e) —basic and diluted	$(4.09)	$.62	$(2.45)	$(.24)	$.57
Net income (loss)(e)—basic and diluted	(4.64)	.62	(2.45)	(.24)	.49
Dividends paid(f)	.20	.20	.55	1.00	1.00
Balance Sheet Data—December 31:
Total assets	7,838	7,977	8,337	8,711	7,525
Capitalization:
Notes payable	$—	$—	$—	$70	$—
Long-term debt including amount due within one year(g)	1,933	1,434	1,466	2,375	915
Preferred stock of subsidiary(h)	—	—	—	66	66
Trust Preferred Securities(h)	—	—	—	183	183
Stockholders’ equity	1,093	2,027	2,506	1,919	2,056

Total capitalization	$3,026	$3,461	$3,972	$4,613	$3,220

(a)	See Note 1 to the Financial Statements for discussion of the Basis of Presentation and the December 31, 2001 Separation from Marathon.
(b)	Consists of revenues, dividend and investee income (loss), net gains on disposal of assets and other income (loss).
(c)	For discussion of changes between the years 2003, 2002 and 2001, see Management’s Discussion and Analysis of Financial Condition and Results of Operations. The increase in revenues and other income from 2000 to 2001 was mainly due to the inclusion of USSK revenues for the full year, the inclusion of Transtar revenues following the reorganization and higher income from investees relating to the gain on the Transtar reorganization, partially offset by lower domestic sheet, tubular and plate shipment volumes, lower average realized prices for domestic sheet products, and the $104 million impairment of receivables primarily from Republic. The increase in revenues and other income from 1999 to 2000 was primarily due to the consolidation of Lorain Tubular effective January 1, 2000, higher average realized steel prices and lower losses from equity investees.
(d)	For discussion of changes between the years 2003, 2002 and 2001, see Management’s Discussion and Analysis of Financial Condition and Results of Operations. The decrease from 2000 to 2001 mainly resulted from lower prices and shipment volumes for sheet products, higher employee benefit costs, lower results from coal, taconite pellet and tin operations, and increased asset impairments, partially offset by a full year of income from USSK and the gain on the Transtar reorganization. The decrease from 1999 to 2000 was primarily due to the impairment of certain coal assets, the absence of a favorable pension settlement recorded in 1999, lower throughput, lower results from raw materials operations and lower sheet shipments, partially offset by a larger pension credit.
(e)	See Note 12 to the Financial Statements for the basis of calculating earnings per share.
(f)	For years 1999 to 2001, represents dividends paid per share on USX—U. S. Steel Group common stock.
(g)	The increase in long-term debt from 2002 to 2003 was primarily due to the issuance of $450 million of 9 3/4% senior notes in May 2003. The decrease in long-term debt from 2000 to 2001 was primarily due to transactions related to the Separation, including the $900 million value transfer. For further discussion, see Note 1 to the Financial Statements. The increase in long-term debt from 1999 to 2000 was primarily due to cash used in operating activities of $627 million and the $325 million of debt included in the acquisition of USSK.
(h)	At the Separation, these securities were either redeemed for cash by Marathon, or retained by Marathon and redeemed or repaid in January 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and related notes that appear elsewhere in this document.

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see “Supplementary Data—Disclosures About Forward-Looking Statements.”

Overview

U. S. Steel is the largest integrated steel producer in North America and has a broad and diverse mix of products and customers. U. S. Steel uses iron ore, coal, coke, and steel scrap to produce a wide range of steel products, concentrating on value-added steel products for customers with demanding technical applications in the automotive, appliance, container, industrial machinery, construction and oil and gas industries. In addition to its domestic facilities, U. S. Steel has significant operations in Central Europe through U. S. Steel Kosice (USSK), located in Slovakia, and U. S. Steel Balkan (USSB), located in Serbia. U. S. Steel‘s financial results are primarily determined by the combined effects of shipment volume; selling prices; production costs; and value-added product mix, since these products typically provide a higher profit margin than more commodity-driven steel products. The primary drivers for U. S. Steel are economic conditions in the United States, Europe and, to a lesser extent, other steel-consuming regions; the levels of worldwide steel production and consumption; pension and other postretirement benefits (OPEB) costs; and raw material (iron ore, coal, coke, steel scrap and zinc) and energy (natural gas and electricity) costs.

The most important issue affecting U. S. Steel will be its ability to successfully implement the strategy described below. Some of the other key issues which will impact the global steel industry, and U. S. Steel in particular, include the recent volatility of steel prices; the recent steep increase in the cost of purchased raw materials; the level of unfunded pension and OPEB liabilities; the magnitude and durability of the world economic recovery which appears to be in progress; and the impact of production and consumption of steel in China, which has led to much of the recent volatility in steel raw material supplies and global steel pricing. Imports to the United States have declined recently, but could increase rapidly depending on the relative strength of the dollar and market pricing and consumption in the United States versus other regions.

Strategy

U. S. Steel’s strategy is to continue to grow its value-added capabilities, expand its global business platform and reduce its costs. U. S. Steel took the following major steps in 2003 in implementing this strategy.

On May 20, 2003, U. S. Steel acquired out of bankruptcy substantially all of the integrated steelmaking assets of National Steel Corporation (National). See Note 2 to the Financial Statements for further information regarding the acquisition. The facilities that were acquired included two integrated steel plants, Granite City Works in Granite City, Illinois, and Great Lakes Works in Ecorse and River Rouge, Michigan; the Midwest Plant in Portage, Indiana; ProCoil Company LLC (ProCoil) in Canton, Michigan; a 50 percent equity interest in Double G Coatings Company, L.P. (Double G) near Jackson, Mississippi; the taconite pellet operations in Keewatin, Minnesota; and the Delray Connecting Railroad Company (Delray) in Michigan. This acquisition increased annual domestic raw steel production capability to 19.8 million tons.

U. S. Steel and the United Steelworkers of America (USWA) reached a five-year labor agreement that was effective upon the completion of the National acquisition and which covers both U. S. Steel and former National employees. This agreement allowed for a workforce restructuring aimed at achieving a 20 percent productivity improvement, expanded profit-based variable compensation, provided cost-sharing mechanisms for employee and retiree healthcare expenses, and provided a joint mechanism to consider further acquisitions of steel and steel-related assets in North America.

On September 12, 2003, U. S. Steel acquired out of bankruptcy Sartid a.d. (In Bankruptcy), an integrated steel company located in the Union of Serbia and Montenegro, and certain of its subsidiaries (collectively “Sartid”). U. S. Steel is operating these facilities as USSB. See Note 2 to the Financial Statements for further information regarding the acquisition. This acquisition increased annual European raw steel production capability to 7.4 million tons.

On June 30, 2003, U. S. Steel completed the sale of its coal mines and related assets (Mining Sale). See Note 3 to the Financial Statements for further information regarding the sale.

In a non-monetary transaction in November 2003, U. S. Steel’s plate mill at Gary Works was exchanged for a pickling line located in East Chicago, Indiana. This was U. S. Steel’s only plate mill. However, U. S. Steel still produces plate in coil on its hot strip mills at Gary Works and at its European operations.

Straightline Source (Straightline) was closed to new business effective December 31, 2003, and will be shut down in 2004 after existing contractual obligations are fulfilled and inventories are depleted.

Critical Accounting Estimates

Management’s discussion and analysis of U. S. Steel’s financial condition and results of operations is based upon U. S. Steel’s financial statements, which have been prepared in accordance with accounting standards generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end, and the reported amount of revenues and expenses during the year. Management regularly evaluates these estimates, including those related to the carrying value of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; liabilities for deferred income taxes, potential tax deficiencies, environmental obligations, potential litigation claims and settlements; and assets and obligations related to employee benefits. Management estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results may differ materially from current expectations under different assumptions or conditions.

Management believes that the following are the more significant judgments and estimates used in the preparation of the financial statements.

Pensions and OPEB—The recording of net periodic benefit costs (credits) for defined benefit pensions and OPEB are based on, among other things, assumptions of the expected annual return on plan assets, discount rate, escalation or other changes in retiree health care costs and plan participation levels. Changes in the assumptions or differences between actual and expected changes in the present value of liabilities or assets of U. S. Steel’s plans could cause net periodic benefit costs to increase or decrease materially from year to year as discussed below.

U. S. Steel bases its estimate of the annual expected return on plan assets on the historical long-term rate of return experienced by U. S. Steel’s plan assets, the investment mix of plan assets between debt, equities and other investments, and its view of market returns expected in the future. Based on a review of these factors, U. S. Steel has decreased the expected annual return on pension plan assets from 8.2 percent in 2003 to 8.0 percent beginning with the September 30, 2003 remeasurement. This decrease in the expected return will negatively affect the return on asset component of net periodic pension costs by approximately $12 million in 2004 as compared to 2003. Net periodic pension cost, excluding multiemployer plans, is expected to total $207 million in 2004 as compared to $97 million (before workforce reduction charges) in 2003. A  1/2 percentage point increase or decrease in the expected return on plan assets for 2004 would have decreased or increased the expected net periodic pension cost by $35 million.

U. S. Steel determines the discount rate applied to pension and OPEB obligations at each year end or required interim period based on a number of external barometers used to measure the status of high quality bond rates consistent with the expected payout period of the obligations. Based on this evaluation at December 31, 2003, U. S. Steel lowered the discount rate used to measure both pension and OPEB obligations from 6.25 percent as of the prior measurement at September 30, 2003, to 6.0 percent. Lower discount rates increase the actuarial losses of the plans and will unfavorably impact net periodic benefit costs by approximately $5 million for pensions in 2004 principally due to the impact of required amortization amounts, which in recent years prior to 2003 had not been a significant component of benefit costs. Total OPEB costs in 2004 are expected to be approximately $106 million, excluding multiemployer plans. A  1/2 percentage point increase in the discount rate would have decreased the estimated 2004 net periodic pension and OPEB costs by approximately $18 million and $5 million, respectively. A  1/2 percentage point decrease in the discount rate would have increased the estimated 2004 net periodic pension and OPEB costs by approximately $19 million and $4 million, respectively. As of December 31, 2003, a  1/2 percentage point increase in the discount rate would have decreased pension and OPEB liabilities by $350 million and $140 million, respectively. A  1/2 percentage point decrease in the discount rate would have increased pension and OPEB liabilities by $390 million and $130 million, respectively.

U. S. Steel determines the escalation trend in per capita health care costs based on historical rate experience under U. S. Steel’s insurance plans and through consultation with health care experts. Assumed health care cost trend rates no longer have a significant effect on the amounts reported for U.S. Steel’s health care plans, other than the benefit plan offered to retired mineworkers, since a cost cap was negotiated in 2003 with the USWA union which freezes all retiree medical costs after the 2006 base year. Most salaried benefits are limited to flat dollar payments that are not affected by escalation. For measurement purposes, U. S. Steel has assumed an initial escalation rate of 9 percent for 2004. This rate is assumed to decrease gradually to an ultimate rate of 4.75 percent in 2013 and remain at that level thereafter. A  1/2 percentage point increase in the escalation trend would have increased expected net periodic OPEB costs by approximately $4 million in 2004. A  1/2 percentage point decrease in the escalation trend would have decreased expected net periodic OPEB costs by approximately $4 million in 2004.

Changes in the assumptions for expected annual return on plan assets and the discount rate do not impact the funding calculations used to derive minimum funding requirements for the pension plans. For further cash flow discussion, see “Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity—Liquidity.”

Asset Impairments—Asset impairments are recognized when the carrying value of those productive assets exceeds their aggregate projected undiscounted cash flows. These undiscounted cash flows are based on management’s long range estimates of market conditions and the overall performance associated with the individual asset or asset grouping. If future demand and market conditions are less favorable than those projected by management, or if the probability of disposition of the assets differs from that previously estimated by management, additional asset write-downs may be required.

Taxes—U. S. Steel records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event that U. S. Steel were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should U. S. Steel determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the valuation allowance for deferred tax assets would be charged to income in the period such determination was made. The amount of net deferred tax assets recorded as of December 31, 2003, was $604 million, net of an established valuation allowance of $241 million. See Note 14 to the Financial Statements. U. S. Steel expects to generate future taxable income to realize the benefits of these deferred tax assets.

U. S. Steel makes no provision for deferred U.S. and certain foreign income taxes on the undistributed earnings of USSK and other consolidated foreign subsidiaries because management intends to permanently reinvest such earnings in foreign operations. As of December 31, 2003, the amount of undistributed earnings was approximately $481 million. If circumstances change and it is determined that earnings will be remitted in the foreseeable future, a charge of up to $140 million could be required.

U. S. Steel records liabilities for potential tax deficiencies. These liabilities are based on management’s judgment of the risk of loss should those items be challenged by taxing authorities. In the event that U. S. Steel were to determine that tax-related items would not be considered deficiencies or that items previously not considered to be potential deficiencies could be considered as potential tax deficiencies (as a result of an audit, tax ruling or other positions or authority) an adjustment to the liability would be recorded through income in the period such determination was made.

Environmental Remediation—U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. U. S. Steel regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination was made. As of December 31, 2003, total accruals for environmental remediation were $131 million.

Segments

During 2003, U. S. Steel had five reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), Tubular Products (Tubular), Real Estate and Straightline. In addition, the results of several operating segments that do not constitute reportable segments were combined and disclosed in the Other Businesses category.

The National acquisition changed the composition of the Flat-rolled segment and Other Businesses as described below, but did not result in a change in U. S. Steel’s reportable segments. Effective with the Mining Sale, Other Businesses are no longer involved in the mining, processing and sale of coal. Effective with the acquisition of Sartid, the USSK segment was renamed USSE and includes the operating results of USSB.

Effective with the third quarter of 2003, the composition of the Flat-rolled segment was changed to include the results of the coke operations at Clairton Works and Gary Works, which were previously reported in Other Businesses. This change reflected U. S. Steel’s recent management consolidations. Effective with the fourth quarter of 2003, benefit expenses for current retirees are separately identified and are no longer allocated to the reportable segments and Other Businesses. These expenses include pensions, health care, life insurance and any profit-based expenses for the benefit of retirees. Benefit expenses for active employees continue to be allocated to the reportable segments and Other Businesses. Furthermore, U. S. Steel changed its methodology for allocating certain corporate costs. See Note 6 to the Financial Statements for details. These changes were made so that the operating results of U. S. Steel’s reportable segments will better reflect their current contribution and so that U. S. Steel’s segment results will be more comparable to those of its primary competitors who do not have significant retiree obligations. Comparative results for 2002 and 2001 have been conformed to the current year presentation.

The Flat-rolled segment includes the operating results of U. S. Steel’s domestic integrated steel mills and equity investees involved in the production of sheet, tin mill products and strip mill plate, as well as all domestic coke production facilities. These operations are principally located in the United States and primarily serve customers in the transportation (including automotive), appliance, service center, conversion, container, and construction markets. Effective May 20, 2003, the Flat-rolled segment includes the operating results of Granite City Works, Great Lakes Works, the Midwest Plant, ProCoil and U. S. Steel’s equity interest in Double G, which were acquired from National. In November 2003, U. S. Steel disposed of the Gary Works plate mill.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill in Slovakia; and, effective September 12, 2003, USSB, U. S. Steel’s facilities in Serbia. Prior to September 12, 2003, this segment included the operating results of activities under facility management and support agreements with Sartid. These agreements were terminated in conjunction with the acquisition. USSE produces and sells sheet, strip mill plate, tin mill, tubular, precision tube and specialty steel products. USSE primarily serves customers in the central and western European construction, conversion, appliance, transportation, service center, container, and oil, gas and petrochemical markets. In June 2003, USSK sold its equity interest in Rannila Kosice, s.r.o.

The Tubular segment includes the operating results of U. S. Steel’s domestic tubular production facilities and, prior to its sale in May 2003, included U. S. Steel’s equity interest in Delta Tubular Processing (Delta). These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemical markets.

The Real Estate segment includes the operating results of U. S. Steel’s mineral interests that are not assigned to other operating units; and residential, commercial and industrial real estate that is managed and developed for sale or lease. In April 2003, U. S. Steel sold certain coal seam gas interests in Alabama for $34 million. In December 2003, U. S. Steel contributed timber cutting rights with an appraised value of $59 million to its defined benefit pension plan. Prior to the coal seam gas sale and the timber contribution, income generated from these assets was reported in the Real Estate segment. U. S. Steel has entered into an agreement to sell the remaining mineral interests administered by the Real Estate segment. See Note 15 to the Financial Statements.

The Straightline segment includes the operating results of U. S. Steel’s technology-enabled distribution business that was closed to new business effective December 31, 2003, and will be shut down in 2004.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of iron-bearing taconite pellets, transportation services, and engineering and consulting services. Prior to the Mining Sale on June 30, 2003, Other Businesses were involved in the mining, processing and sale of coal. Effective May 20, 2003, Other Businesses include the operating results of the Keewatin, Minnesota taconite pellet operations and Delray, which were acquired from National.

Management’s Discussion and Analysis of Income

The principal drivers of U. S. Steel’s financial results are price, volume, costs and product mix. To the extent that these factors are affected by industry conditions and the overall economic climate, revenues and income will reflect such conditions.

Revenues and other income

	2003	2002	2001
	(Dollars in millions)
Revenues by product:
Sheet and semi-finished steel products	$6,382	$4,048	$3,163
Plate and tin mill products	1,035	1,057	1,273
Tubular products	556	554	755
Raw materials (coal, coke and iron ore)(a)	389	502	485
Other(b)	966	788	610
Income (loss) from investees	(11)	33	64
Net gains on disposal of assets	85	29	22
Other income	56	43	3

Total revenues and other income	$9,458	$7,054	$6,375

(a)	Revenue from the sale of coal ceased with the Mining Sale on June 30, 2003.
(b)	Includes revenue from the sale of steel production by-products; transportation services; steel mill products distribution; the management of mineral resources; the management and development of real estate; and engineering and consulting services.

Total revenues and other income in 2003 increased $2,404 million compared to 2002. The increase primarily reflected higher shipment volumes for domestic sheet and tin products due to the National acquisition, increased prices and shipment volumes for USSE and increased prices for domestic sheet products. The improvement also reflected higher prices and volumes on commercial coke shipments, increased shipments of slabs and increased shipments for Straightline. These were partially offset by lower coal revenue due to the Mining Sale, lower plate revenue due in part to the disposition of the Gary plate mill, and lower commercial shipments of taconite pellets. Net gains on disposal of assets in 2003 included $55 million resulting from the timber contribution to the pension plan. Other income in 2003 included $34 million from the sale of coal seam gas interests. Other income in 2002 included $38 million from a Federal excise tax refund.

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

Pension and OPEB costs

Pension benefit costs, which are included in income (loss) from operations, totaled $556 million in 2003, compared to pension credits of $3 million in 2002 and $120 million in 2001. The cost in 2003 included $447 million of settlement, curtailment and termination benefit charges, which are included in the 2003 workforce reduction charge described below in “Items not allocated to segments.” The credit in 2002 included $100 million of settlement charges, which comprise the 2002 workforce reduction charge also described below in “Items not allocated to segments.” Excluding these charges, the increase of $212 million in 2003 compared to 2002 was primarily due to a lower return on assets, a decline in the expected return on asset assumption and a lower discount rate. The credit in 2001 included $34 million of termination and settlement charges due principally to a non-union voluntary early retirement program offered in conjunction with the Separation and a shutdown of a majority of the Fairless Plant. Excluding settlement and termination charges, net periodic pension credits reflected a reduction from 2001 to 2002 of $51 million primarily due to a lower return on assets and a lower discount rate.

OPEB costs, which are also included in income (loss) from operations, totaled $241 million in 2003, compared to $150 million in 2002 and $129 million in 2001. Costs in 2003 included $58 million of curtailment charges, which are included in the 2003 workforce reduction charge described below. The increase in 2003 compared to 2002, excluding those charges, was primarily due to the addition of liabilities for National employees, changes in rate of retirement assumptions and a lower discount rate. The increase of $21 million from 2001 to 2002 was primarily due to higher medical claim costs and a higher assumed escalation trend applied to those claim costs.

For additional information on pensions and other postretirement benefits, including defined contribution plans, see Note 22 to the Financial Statements.

Selling, general and administrative expenses

Selling, general and administrative expenses were $673 million in 2003, compared to $418 million in 2002. The increase in 2003 was primarily due to higher pension and other postretirement benefit costs as previously discussed; increased compensation expense related to stock appreciation rights; and higher expenses at USSE due mainly to unfavorable effects of foreign currency exchange rate differences and increased business development expenses. These were partially offset by the favorable effect in 2003 of the absence of the impairment of retiree medical cost reimbursements receivable from Republic, which occurred in 2002. Selling, general and administrative expenses increased by $148 million in 2002 compared to 2001. The increase in 2002 was primarily due to the decrease in the pension credit and higher postretirement benefit costs as previously discussed, the impairment of remaining retiree medical cost reimbursements receivable from Republic, increased legal and consulting expenses primarily due to the Section 201 trade cases and potential industry consolidation, and the expansion of Straightline.

Restructuring charges

Restructuring charges of $683 million in 2003 consisted primarily of the workforce reduction charge of $621 million, costs related to the Straightline shutdown totaling $16 million and $46 million of the asset impairments, all of which are reflected in the following table under “Other items not allocated to segments.” See Note 10 to the Financial Statements for further details.

Income (loss) from operations:(a)	2003	2002	2001
	(Dollars in millions)
Flat-rolled	$(54)	$(84)	$(596)
USSE	203	110	123
Tubular	(25)	(6)	74
Real Estate	50	50	63
Straightline	(70)	(45)	(19)

Total income (loss) from reportable segments	104	25	(355)
Other Businesses	(35)	33	(62)

Segment income (loss) from operations	69	58	(417)
Retiree benefit (expenses) credits	(107)	79	127
Other items not allocated to segments:
Stock appreciation rights	(75)	—	—
Costs related to Straightline shutdown	(16)	—	—
Workforce reduction charges	(621)	(100)	—
Asset impairments	(57)	(14)	(166)
Litigation items	(25)	9	—
Costs related to Separation	—	—	(25)
Costs related to Fairless shutdown	—	(1)	(38)
Gain on timber contribution to pension plan	55	—	—
Income from sale of coal seam gas interests	34	—	—
Gain on sale of coal mining assets	13	—	—
Insurance recoveries related to USS-POSCO fire(b)	—	39	46
Federal excise tax refund	—	38	—
Gain on VSZ share sale	—	20	—
Gain on Transtar reorganization	—	—	68

Total income (loss) from operations	$(730)	$128	$(405)

(a)	See Note 6 to the Financial Statements for reconciliations and other disclosure required by SFAS No. 131.
(b)	In excess of facility repair costs.

Segment results for Flat-rolled

Flat-rolled recorded a segment loss of $54 million in 2003, compared to a loss of $84 million in 2002. The decreased loss was primarily due to higher average realized prices and favorable effects resulting from ongoing cost-improvement programs, the National acquisition and workforce reductions. These were partially offset by increased prices for raw materials, natural gas and utilities; higher employee benefit costs; increased costs for repair outages; and costs associated with the August 2003 power outage, which interrupted operations in Michigan and Ohio.

The segment loss for Flat-rolled of $84 million in 2002 reflected an improvement of $512 million from 2001. The substantially decreased loss was primarily due to improved operating efficiencies, higher average realized prices and shipment volumes for sheet products, lower energy costs and cost saving initiatives, partially offset by lower results from coke operations.

Segment results for USSE

USSE segment income for the full-year 2003 was $203 million, an increase of $93 million from 2002. The improvement was primarily due to higher average realized prices as a result of favorable exchange rate effects and price increases, as well as higher shipment volumes. Prior to September 12, 2003, USSE shipments included those realized under toll conversion agreements with Sartid and, effective September 12, 2003, included all shipments from Sartid, now USSB. These improvements were partially offset by the unfavorable effect on costs of changes in foreign exchange rates; costs associated with the conversion and facility management agreements with Sartid, which were terminated in conjunction with the acquisition; and post-acquisition operating losses at USSB including effects from a 38-day strike.

USSE segment income for 2002 was $110 million, a decrease of $13 million compared to 2001. The decrease was primarily due to the unfavorable effect of changes in foreign exchange rates on costs, higher freight costs, costs associated with the conversion and facility management agreements with Sartid, and business development expenses associated with Sartid and other expansion opportunities in Europe. These were partially offset by higher average realized prices, which were in part due to favorable exchange rate effects. The net currency exchange effect on total year income from operations was not material.

Segment results for Tubular

The segment loss for Tubular in 2003 reflected a decline of $19 million from 2002 primarily due to lower average realized prices for seamless products and higher natural gas prices, partially offset by increased shipment volumes for seamless products and income from the sale of Delta.

The Tubular segment recorded a loss of $6 million for 2002, compared to income of $74 million in 2001. The decline was primarily due to lower shipment volumes and lower average realized prices for tubular products.

Segment results for Real Estate

Real Estate segment income for 2003 and 2002 was $50 million. Increased coal seam gas royalties were offset by lower real estate sales.

Real Estate segment income for 2002 was $50 million, compared with $63 million in 2001. The decrease primarily reflected lower mineral interest royalties.

Segment results for Straightline

Straightline had a segment loss of $70 million for 2003, reflecting a decline of $25 million compared to 2002. The increased losses resulted mainly from higher 2003 sales volumes at negative margins.

Straightline recorded a segment loss of $45 million in 2002, its first full year of operations, compared with a loss of $19 million in 2001 for the period following the start-up of operations on October 30, 2001.

Results for Other Businesses

The loss for Other Businesses for 2003 reflected a decline of $68 million from income of $33 million in 2002. The decrease mainly reflected lower results from taconite pellet operations due primarily to reduced shipment volumes, lower results from coal operations mainly due to the Mining Sale on June 30, 2003, and lower results for transportation services.

Income for Other Businesses for 2002 was $33 million, a significant improvement from 2001’s loss of $62 million. The increase primarily reflected higher income from taconite pellet and coal operations.

Items not allocated to segments:

Stock appreciation rights resulted in $75 million of compensation expense accrued in 2003, due primarily to the 91 percent increase in U. S. Steel’s stock price during the fourth quarter of 2003. These stock appreciation rights were issued over the last ten years and allow the holders to receive cash and/or common stock equal to the excess of the fair market value of the common stock over the exercise price.

Costs related to Straightline shutdown consisted of the write-down of fixed assets and certain employee benefit costs resulting from the shutdown of Straightline, which will be completed in 2004.

Workforce reduction charges totaling $621 million in 2003 related to U. S. Steel’s ongoing operating and administrative cost reduction programs and consisted of curtailment expenses of $310 million for pensions and $64 million for other postretirement benefits related to employee reductions under the Transition Assistance Program (TAP) for union employees (excluding former National employees retiring under the TAP), other retirements, layoffs and asset dispositions; $103 million for early retirement cash incentives related to the TAP; pension settlement losses of $97 million due to a high level of retirements of salaried employees; termination benefit charges of $40 million primarily for enhanced pension benefits provided to U. S. Steel employees retiring under the TAP; and $7 million for the cost of layoff unemployment benefits provided to non-represented employees. The workforce reduction charge of $100 million in 2002 reflected pension settlement losses related to retirements of personnel covered under the non-union qualified pension plan and the non tax-qualified excess and supplemental pension plans for executive and senior management.

Asset impairments of $57 million in 2003 resulted from a non-monetary asset exchange with International Steel Group, which was completed effective November 1, 2003, and the impairment of a cost method investment. Asset impairments in 2002 and 2001 were for charges related to reserves established against receivables exposure from financially distressed steel companies, primarily Republic. Asset impairments in 2001 also included $20 million of charges resulting from the impairment of an intangible asset related to the five-year agreement for LTV to supply U. S. Steel with pickled hot bands entered into in conjunction with the acquisition of LTV’s tin mill products business. This impairment followed the discontinuation of LTV operations at East Chicago.

Gain on timber contribution to pension plan reflected a $55 million gain resulting from the excess of fair value over net book value for timber cutting rights valued at $59 million, which U. S. Steel voluntarily contributed to its defined benefit pension fund in December 2003.

Insurance recoveries related to USS-POSCO fire represent U. S. Steel’s share of insurance recoveries in excess of facility repair costs for the cold reduction mill fire at USS-POSCO, which occurred in May 2001. The final payment was received in December 2002.

Federal excise tax refund represents the recovery of black lung excise taxes that were paid on coal export sales during the period 1993 through 1999. During 2002, U. S. Steel received cash and recognized pre-tax income of $38 million, which is included in other income on the statement of operations. Of the $38 million received, $11 million represented interest.

Net interest and other financial costs

Net interest and other financial costs were $130 million in 2003, compared to $115 million in 2002 and $141 million in 2001. The $15 million increase in 2003 was primarily due to interest on the new 9¾% senior notes and an increase in interest for tax deficiencies, partially offset by a favorable $17 million adjustment related to prior years’ taxes and more favorable changes in foreign currency effects. The decrease of $26 million in 2002 as compared with 2001 was primarily due to lower average debt levels following the December 31, 2001 value transfer of $900 million from Marathon, as well as a favorable change in foreign currency effects. These were partially offset by the absence in 2002 of a favorable $67 million adjustment related to prior years’ taxes, which occurred in 2001. The foreign currency effects were primarily due to remeasurement of USSK and USSB net monetary assets into the U.S. dollar, which is their functional currency, and resulted in net gains of $20 million and $16 million in 2003 and 2002, respectively, and a net loss of $1 million in 2001.

Income taxes

The income tax benefit in 2003 was $454 million, compared with benefits of $48 million in 2002 and $328 million in 2001. The tax benefit in 2003 included a $19 million favorable effect relating to an adjustment of prior years’ taxes, compared to $8 million in 2002 and $18 million in 2001. The tax benefit in 2001 included a $33 million deferred tax benefit associated with the Transtar reorganization. The increase in the tax benefit in 2003 compared to 2002 was primarily due to increased pre-tax losses for domestic operations, including increased benefit costs, while the decrease in the tax benefit from 2001 to 2002 was primarily due to reduced pre-tax losses from domestic operations.

As of December 31, 2003, U. S. Steel had net federal, state and foreign deferred tax assets of $500 million, $95 million and $9 million, respectively. The amount of net domestic deferred tax assets determined to be realizable was measured by calculating the tax effect of tax planning strategies that are estimated to generate approximately $1.3 billion in taxable income. Tax planning strategies include actions that are prudent and feasible, and that management ordinarily might not take, but would take, if necessary to realize a deferred tax asset, unless the need to do so is eliminated in future years. These tax planning strategies include the implementation of the previously announced plan to dispose of non-strategic assets, the sale of non-integral domestic and foreign operating assets as well as the ability to elect alternative accounting methods. Based on this assessment, as of December 31, 2003, the company determined that it is more likely than not that $604 million of such assets will be realized, therefore resulting in a valuation allowance of $241 million.

The Slovak Income Tax Act provides an income tax credit, which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for years 2000 through 2004 and 50 percent for the years 2005 through 2009. Management believes that USSK fulfilled all of the necessary conditions for claiming the tax credit for the years for which it was claimed and anticipates meeting such requirements in 2004. As a result of claiming these tax credits and management’s intent to reinvest earnings in foreign operations, virtually no income tax provision is recorded for USSK income.

In October 2002, a tax credit limit was negotiated by the Slovak government as part of the Accession Treaty governing Slovakia’s entry into the European Union (EU). The Treaty limits to $500 million the total tax credit to be granted to USSK during the period 2000 through 2009. The impact of the tax credit limit is expected to be minimal since Slovak tax laws have been modified and tax rates have been reduced since the acquisition of USSK. The Treaty also places limits upon USSK’s flat-rolled production and export sales to the EU, allowing for modest growth each year through 2009. The limits upon export sales to the EU take effect upon Slovakia’s entry into the EU, which is expected to occur in May 2004. A question has recently arisen with respect to the effective date of the production limits. Slovak Republic representatives have stated their belief that the Treaty intended that these limits take effect upon entry into the EU, whereas the European Commission has taken the position that the flat-rolled production limitations apply as of 2002. Discussions between representatives of Slovakia and the European Commission are ongoing, but U. S. Steel has not seen discernable progress in these talks to date. Although it is not possible to predict the outcome of those discussions, a settlement could take many forms including a reduction in USSK’s tax credit, a payment for taxes based on a portion of production for years 2002 and 2003 or the acceleration of the restrictions upon USSK’s flat-rolled production and/or sales into the EU. At this time, it is not possible to predict the impact of such a settlement upon U. S. Steel’s financial position, results of operations or cash flows.

The Bush Administration is continuing discussions at the Organization of Economic Cooperation and Development (OECD) aimed at the reduction of inefficient steel production capacity and the elimination and limitation of certain subsidies to the steel industry throughout the world. It is possible that these discussions could result in the adoption of an OECD agreement which could negatively impact USSK’s tax credit.

See Note 14 to the Financial Statements for further information regarding income taxes.

Management’s Discussion and Analysis of Operations

Flat-rolled shipments were 13.5 million tons in 2003 including partial year shipments from the facilities acquired from National, 9.9 million tons in 2002 and 8.8 million tons in 2001. Tubular shipments were 0.9 million tons in 2003, 0.8 million tons in 2002 and 1.0 million tons in 2001. Exports accounted for approximately 4 percent of U. S. Steel’s domestic shipments in 2003, and 5 percent in 2002 and 2001.

USSE shipments were 4.8 million net tons in 2003 including partial year shipments from USSB, 3.9 million net tons in 2002 and 3.7 million net tons in 2001.

The acquisition of the assets of National on May 20, 2003, increased U. S. Steel’s stated annual raw steel production capability for domestic operations from 12.8 millions tons to 19.4 million tons. Raw steel production was 14.9 million tons in 2003 including production from the National assets following the acquisition, compared with 11.5 million tons in 2002 and 10.1 million tons in 2001. Raw steel production averaged 88 percent of capability in 2003 recognizing the National capability on a prorata basis, compared with 90 percent of capability in 2002 and 79 percent of capability in 2001. All steel produced in U. S. Steel’s domestic facilities is continuous cast. In 2003, domestic raw steel production was negatively affected by a scheduled repair outage at Gary Works for U. S. Steel’s largest blast furnace. In 2002, domestic raw steel production was negatively affected by poor market conditions during the first quarter, the acceleration into the fourth quarter of some blast furnace repair work that was originally scheduled to occur in 2003 and the high level of imports. In 2001, domestic raw steel production was negatively impacted by poor economic conditions and the high level of imports.

The acquisition of Sartid on September 12, 2003, increased USSE’s stated annual raw steel production capability from 5.0 million net tons to 7.4 million net tons. USSE raw steel production was 4.8 million net tons in 2003, 4.4 million net tons in 2002 and 4.1 million net tons in 2001. USSE’s raw steel production averaged 84 percent of capability in 2003, compared to 88 percent in 2002 and 81 percent in 2001. USSE’s capability utilization in 2003 was negatively affected by the partial period inclusion of USSB as only about a third of USSB’s annual raw steel design capability was operational. Achievement of higher operational levels will require improved operating practices and an extensive rehabilitation and capital spending program.

The domestic steel industry is restructuring after many years of oversupply and low prices attributable largely to excess imports, which resulted in significant temporary or permanent capacity closures starting in late 2000 and led to the introduction of trade remedies announced by President Bush on March 5, 2002, under Section 201 of the Trade Act of 1974. The combination of capacity closures, trade restrictions and the imposition of tariffs led to a recovery of steel prices from 20-year lows in late 2001 and early 2002.

The trade remedies announced by President Bush on March 5, 2002, were removed by executive proclamation effective December 5, 2003, prior to running their full term of three years. Upon announcing termination of the Section 201 relief, the administration committed to continuing and improving a steel import monitoring system that will assist the domestic steel industry in identifying steel import problems in a timely manner. U. S. Steel intends to monitor imports closely and file anti-dumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, financial results. The negative impact of removing the tariffs has been mitigated by a number of factors including the relative value of the dollar, significant increases in ocean freight and an increase in the global demand for steel.

Steel imports to the United States accounted for an estimated 19 percent of the domestic steel market in 2003, compared to 27 percent in 2002 and 24 percent in 2001.

During 2004, two events will occur that may have a significant effect on the amount of steel imports that will be allowed to enter the United States. The International Trade Commission will commence a five-year review required by rules of the World Trade Organization to determine whether antidumping findings against hot-rolled steel from Japan, Russia and Brazil should be continued. Also, the Comprehensive Steel Trade Agreement with Russia, under which Russia has voluntarily limited the quantity of its exports to the United States of steel products that are not covered by antidumping orders, will expire in July.

In response to the termination of the U.S. Section 201 proceedings, on December 5, 2003, the European Commission announced the termination of the definitive safeguard measures imposed on September 27, 2002. The European Union (EU) safeguard proceedings, which were similar to the Section 201 proceedings, involved quota/tariff measures restricting the import of certain steel products into the EU. USSE had been impacted by the quota/tariff measures on four products: non-alloy hot-rolled coils, hot-rolled strip, hot-rolled sheet and cold-rolled flat products. Annual shipment quotas were set for all four products and tariffs imposed if the quotas were exceeded. The measures were scheduled to expire on March 28, 2005; however, they would have ceased to impact USSK upon Slovakia’s accession into the EU, which is expected to occur on May 1, 2004.

During 2003, safeguard measures, similar to the EU measures, were also imposed by Poland (on March 8) and Hungary (on March 28). To date, those measures have not been terminated. In light of market opportunities elsewhere, USSE’s experience operating under these measures and the fact that the measures will cease to affect USSK upon EU accession by Slovakia, Poland and Hungary, it appears unlikely that these measures will have a material adverse effect on USSE’s operating profit during 2004.

Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

Financial Condition

SFAS No. 87 “Employer’s Accounting for Pensions” provides that if, at any plan measurement date, the fair value of plan assets is less than the plan’s accumulated benefit obligation (ABO), the sponsor must record a minimum liability at least equal to the amount by which the ABO exceeds the fair value of the plan assets and any pension asset must be removed from the balance sheet. The sum of the liability and pension asset is offset by the recognition of an intangible asset and/or as a direct charge to stockholders’ equity, net of tax effects. Such adjustments have no direct impact on earnings per share or cash. At December 31, 2003, the fair value of plan assets for U. S. Steel’s pension plans was $7.5 billion. Based on asset values as of December 31, 2003, the ABO exceeded the fair value of plan assets by $237 million. Consequently, required minimum liability adjustments were recorded, resulting in the recognition of an intangible asset of $440 million and a total cumulative net charge against equity of $1,462 million at December 31, 2003.

Current assets at year-end 2003 increased $667 million from year-end 2002 primarily due to increased trade receivables and inventory balances related to the National acquisition. The increase also reflected higher cash and cash equivalents. For details, see “Cash Flows.”

Investments and long-term receivables declined $52 million from December 31, 2002. The decrease resulted mainly from cash distributions received from PRO-TEC Coating Company and the impairment of a cost method investment.

Net property, plant and equipment at year-end 2003 increased $437 million from year-end 2002 mainly reflecting the addition of the National facilities.

The pension asset at year-end 2003 decreased $1,646 million from year-end 2002 because additional minimum liability adjustments were required to reflect the underfunded status of U. S. Steel’s main defined benefit pension plan at December 31, 2003. Most of the pension asset reflected at year-end 2002 was related to the overfunded status of the main non-union defined benefit pension plan, which was merged into the underfunded main union defined benefit pension plan on November 30, 2003.

The intangible pension asset at December 31, 2003, increased by $26 million from December 31, 2002, as a result of the additional minimum liability adjustments that were recorded for U. S. Steel’s pension plans.

Other intangible assets—net of $37 million at December 31, 2003, were acquired from National and were comprised primarily of proprietary software.

Deferred income tax benefits increased by $365 million from December 31, 2002, from the establishment of federal and state deferred tax assets primarily related to employee benefits, including a portion of the adjustments to the additional minimum liability for U. S. Steel’s pension plans, and also as a result of net operating losses generated in 2003.

Other noncurrent assets of $171 million at year-end 2003 increased $27 million from year-end 2002 mainly as a result of an increase in restricted cash deposits primarily used to collateralize letters of credit to provide financial assurance.

Current liabilities at year-end 2003 increased $758 million from year-end 2002 primarily due to an increase in payroll and benefits payable due to obligations related to active employees at the acquired National facilities, increased other postretirement benefit liabilities due to higher expected cash outlays in 2004 resulting from a reduction in trust assets available for benefit payments, an accrual for stock-based compensation, an accrual for a planned voluntary contribution to the pension fund and payables related to the Transition Assistance Program for union employees; and an increase in accounts payable due mainly to the addition of the National facilities.

Long-term debt at December 31, 2003, was $1,890 million, $482 million higher than year-end 2002. The increase in debt was primarily due to the issuance of $450 million of 9 3/4% senior notes in May 2003. For discussion, see “Liquidity.” The increase also reflected additional capital lease obligations.

Deferred income tax liabilities at December 31, 2003, reflected a decrease of $217 million from December 31, 2002. The change primarily resulted from the establishment of federal and state deferred tax assets, which were previously discussed, in excess of deferred income tax liabilities.

Employee benefits at December 31, 2003, decreased $219 million from year-end 2002. Employee benefits for both periods included the net pension liability related to an additional minimum liability adjustment for defined benefit pension plans. On November 30, 2003, the overfunded main non-union defined benefit pension plan (which was reported in pension assets at year-end 2002) was merged into the underfunded main union defined benefit pension plan. Employee benefits at year-end 2003 were lower than the amount recorded for the union plan by itself a year earlier since the surplus of assets over the liabilities of the non-union plan offset some of the shortfall of the union plan once merged. This decrease was partially offset by the addition of liabilities related to union employees at the acquired National facilities.

Preferred stock increased by $226 million from December 31, 2002, due to an offering of 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (Series B Preferred) that was completed in February 2003 for $242 million, partially offset by preferred stock dividend payments which were applied against the Series B Preferred paid-in capital because of the retained deficit.

Accumulated other comprehensive loss of $1,501 million at December 31, 2003, increased by $698 million from year-end 2002, primarily reflecting an incremental net charge to equity resulting from the additional minimum liability adjustments that were recorded for U. S. Steel’s pension plans.

Cash Flows

Net cash provided from operating activities was $577 million in 2003, compared with $279 million in 2002. The improvement resulted mainly from lower working capital requirements.

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

Net cash provided from operating activities in 2001 included favorable intergroup tax settlements from Marathon totaling $819 million. The $819 million tax settlement is reflected in net cash provided by operating activities primarily as favorable working capital changes of $364 million related to the settlement of the income tax receivable established in 2000 arising from tax attributes primarily generated in the year 2000; increases in net income of $426 million for tax benefits generated by U. S. Steel in 2001; and net increases in all other items net of $15 million for state tax benefits generated in 2000. The last two items were included in the $441 million settlement with Marathon, which occurred in 2001 as a result of the Separation.

Capital expenditures in 2003 were $316 million, compared with $258 million in 2002. Major domestic projects in 2003 included the quench and temper line project at Lorain Pipe Mills. Major projects at USSE in 2003 included continued work on a new dynamo line and the installation of additional tin mill facilities at USSK.

Capital expenditures in 2002 were $258 million, including $97 million for USSE. Major projects in 2002 included the quench and temper line project at Lorain Pipe Mills and various projects at USSK, including continued work on the new tinning and continuous annealing lines and the sinter plant dedusting project, completion of the scrap management and hot strip mill reheat furnace upgrade projects, commencement of work on a new dynamo line and installation of a vacuum degassing facility.

Capital expenditures of $287 million in 2001 included exercising a buyout option of a lease for half of the Gary Works No. 2 slab caster; repairs to the No. 3 blast furnace at Mon Valley Works; work on the No. 2 stove at the No. 6 blast furnace at Gary Works; the completion of the replacement coke battery thruwalls at Gary Works; the completion of an upgrade to the Mon Valley Works cold reduction mill; systems development projects; and projects at USSK, including the tin mill expansion and the vacuum degassing project.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at December 31, 2003, totaled $23 million compared with $24 million at December 31, 2002.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of December 31, 2003, and December 31, 2002, were $433 million and $541 million, respectively. In addition, USSB has a commitment to the Serbian government that requires it to spend up to $157 million during the first five years for working capital; the repair, rehabilitation, improvement, modification and upgrade of facilities; and community support and economic development. USSB spent approximately $46 million through December 31, 2003, leaving a balance of $111 million under this commitment. See Note 31 to the Financial Statements for further information.

Capital expenditures for 2004 are expected to be approximately $435 million, including approximately $190 million for USSE. Major domestic items include significant mobile equipment replacements, mainly at U. S. Steel’s iron ore operations; and the capital portion of planned blast furnace repair outages. Major projects in Europe include a dedusting facility, an air separation unit and completion of the new dynamo line at USSK, and upgrades to the cold reduction mill at USSB.

The preceding statement concerning expected 2004 capital expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, general economic conditions, business conditions, availability of capital, whether or not assets are purchased or financed by operating leases, and unforeseen hazards such as weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

Acquisition—U. S. Steel Kosice consisted of cash payments of $37.5 million in 2003 and 2002, and $14 million in 2001. The payment in 2003 was the final payment.

Disposal of assets in 2003 consisted mainly of proceeds from the Mining sale, cash collections on notes received in prior years’ asset disposals, the sale of the former National headquarters building and the sale of U. S. Steel’s interest in Delta. Disposal of assets in 2002 consisted mainly of proceeds from the sale of U. S. Steel’s investment in stock of VSZ, which was previously discussed, and the sale/leaseback of certain assets.

Restricted cash—Net deposits of $32 million in 2003 and $67 million in 2002 were mainly used to collateralize letters of credit to meet financial assurance requirements.

Investees—return of capital in 2001 of $13 million reflected a return of capital on the investment in stock of VSZ.

Net change in attributed portion of Marathon consolidated debt and other financial obligations was a decrease of $74 million in 2001. This decrease primarily reflected the net effects of cash provided from operating activities less cash used for investing activities and dividend payments prior to the Separation.

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

Issuance of long-term debt in 2003 resulted from the issuance of $450 million of 9 3/4% senior notes in May 2003, net of deferred financing costs associated with the notes and the new inventory facility. For discussion, see “Liquidity.”

Repayment of long-term debt in 2003 and 2002 was mainly on the USSK loan.

Preferred stock issued in 2003 reflected net proceeds from the offering of 5 million shares of Series B Preferred.

Common stock issued in 2003 and 2002 reflected proceeds from stock sales to the U. S. Steel Corporation Savings Fund Plan for Salaried Employees and sales through the Dividend Reinvestment and Stock Purchase Plan. Common stock issued in 2002 also reflected $192 million of net proceeds from U. S. Steel’s equity offering completed in May 2002.

Dividends paid in 2003 were $35 million, compared with $19 million in 2002 and $57 million in 2001. Dividends paid in 2003 and 2002 reflected the quarterly dividend rate of $0.05 per common share established by U. S. Steel after the Separation, and effective with the March 2002 payment. Dividends paid in 2003 also included an initial dividend of $1.206 per share for the Series B Preferred, which was paid on June 16, 2003, and quarterly dividends of $0.875 per share, paid on September 15, 2003 and December 15, 2003. Dividends paid in 2001 reflected a quarterly dividend rate of $0.25 per share paid to USX—U. S. Steel Group common stockholders for the March 2001 payment and a quarterly dividend rate of $0.10 per share, effective with the June 2001 payment. Dividends paid in 2001 also included quarterly dividends on the 6.50% Cumulative Convertible Preferred Stock that was retained and repaid by Marathon as part of the Separation.

For discussion of restrictions on future dividend payments, see “Liquidity.”

Debt and Convertible Preferred Shares Ratings

On January 9, 2003, Standard & Poor’s Ratings Services (S&P) placed its credit ratings for U. S. Steel on credit watch with negative implications. On the same day, Moody’s Investors Service (Moody’s) placed its ratings for U. S. Steel under review for possible downgrade and Fitch Ratings (Fitch) placed its ratings for U. S. Steel on rating watch negative. These actions followed U. S. Steel’s announced bid for certain assets of National.

As of January 9, 2003, S&P, Moody’s and Fitch assigned BB, Ba3 and BB ratings, respectively, to U. S. Steel’s senior unsecured debt.

As of February 13, 2003, S&P and Fitch assigned B and B+ ratings, respectively, to U. S. Steel’s Series B Preferred.

On May 6, 2003, Moody’s reduced its ratings assigned to U. S. Steel’s senior unsecured debt from Ba3 to B1 and assigned a stable outlook, and Fitch reduced its ratings from BB to BB- and assigned a negative outlook. On May 7, 2003, S&P reduced its ratings assigned to U. S. Steel’s senior unsecured debt from BB to BB- and assigned a negative outlook.

On February 2, 2004, S&P assigned its preliminary BB- senior unsecured and preliminary B subordinated debt ratings to U. S. Steel’s $600 million universal shelf registration, which was effective January 30, 2004. At the same time, S&P affirmed all its existing ratings on U. S. Steel and revised its outlook on the company to stable from negative.

Liquidity

In November 2001, U. S. Steel entered into a five-year Receivables Purchase Agreement with financial institutions. U. S. Steel established a wholly owned subsidiary, U. S. Steel Receivables LLC (USSR), which is a consolidated special-purpose, bankruptcy-remote entity that acquires, on a daily basis, eligible trade receivables generated by U. S. Steel and certain of its subsidiaries. USSR can sell an undivided interest in these receivables to certain commercial paper conduits. USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees, certain of which are determined by credit ratings of U. S. Steel. See Note 21 to the Financial Statements.

On May 19, 2003, U. S. Steel entered into an amendment to the Receivables Purchase Agreement, which increased fundings under the facility to the lesser of eligible receivables or $500 million. Eligible receivables exclude certain obligors, amounts in excess of defined percentages for certain obligors, and amounts past due or due beyond a defined period. In addition, eligible receivables are calculated by deducting certain reserves, which are based on various determinants including concentration, dilution and loss percentages, as well as the credit ratings of U. S. Steel. As of December 31, 2003, U. S. Steel had $383 million of eligible receivables, none of which were sold.

In addition, on May 20, 2003, U. S. Steel entered into a new four-year revolving credit facility that provides for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the Receivables Purchase Agreement. The Inventory Facility

replaced a similar $400 million facility entered into on November 30, 2001. The new facility expires in May 2007 and contains a number of covenants that limit U. S. Steel’s ability to incur debt, or make capital expenditures above certain limits; to sell assets used in the production of steel or steel products or incur liens on assets; and to limit dividends and other restricted payments if the amount available for borrowings drops below certain levels. The fixed charge coverage ratio test in the Inventory Facility is calculated as the ratio of operating cash flow to cash charges as defined in the agreement of not less than 1.25 times on the last day of any fiscal quarter. This coverage ratio must be met if availability, as defined in the agreement, is less than $100 million. As of December 31, 2003, $489 million was available to U. S. Steel under the Inventory Facility.

While the term of the Receivables Purchase Agreement is five years, the facility also terminates on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the Inventory Facility and other debt obligations, any failure of USSR to maintain certain ratios related to the collectability of the receivables, and failure to extend the commitments of the commercial paper conduits’ liquidity providers, which currently terminate on November 24, 2004.

At December 31, 2003, USSK had no borrowings against its $50 million credit facilities, but had $3 million of customs guarantees outstanding, reducing availability to $47 million. The $10 million overdraft facility expires in November 2004, and the $40 million facility expires in December 2006.

In July 2001, U. S. Steel issued $385 million of 10 3/4% senior notes due August 1, 2008 (10 3/4% Senior Notes), and in September 2001, U. S. Steel issued an additional $150 million of 10 3/4% Senior Notes. As of December 31, 2003, the aggregate principal amount of 10 3/4% Senior Notes outstanding was $535 million.

In May 2003, U. S. Steel issued $450 million of new senior notes due May 15, 2010 (9 3/4% Senior Notes). These notes have an interest rate of 9 3/4% per annum payable semi-annually on May 15 and November 15, commencing November 15, 2003. As of December 31, 2003, the aggregate principal amount of 9 3/4% Senior Notes outstanding was $450 million.

The 10 3/4% Senior Notes and the 9 3/4% Senior Notes (together the Senior Notes) impose very similar limitations on U. S. Steel’s ability to make restricted payments. Restricted payments under the indentures include the declaration or payment of dividends on capital stock; the purchase, redemption or other acquisition or retirement for value of capital stock; the retirement of any subordinated obligations prior to their scheduled maturity; and the making of any investments other than those specifically permitted under the indentures. In order to make restricted payments, U. S. Steel must satisfy certain requirements, which include a consolidated coverage ratio based on EBITDA and consolidated interest expense for the four most recent quarters. In addition, the total of all restricted payments made since the 10 3/4% Senior Notes were issued (excluding up to $50 million of dividends paid on common stock through the end of 2003) cannot exceed the cumulative cash proceeds from the sale of capital stock and certain investments plus 50% of consolidated net income from October 1, 2001, through the most recent quarter-end treated as one accounting period, or, if there is a consolidated net loss for the period, less 100 percent of such consolidated net loss. A complete description of the requirements and defined terms such as restricted payments, EBITDA and consolidated net income can be found in the indenture for the 10 3/4% Senior Notes that was filed as Exhibit 4(f) to U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2001. In conjunction with issuing the 9 3/4% Senior Notes, U. S. Steel solicited the consent of the 10 3/4% Senior Note holders to conform certain terms of the 10 3/4% Senior Notes to the terms of the 9 3/4% Senior Notes. The amended indenture for the 10 3/4% Senior Notes and the Officer’s Certificate for the 9 3/4% Senior Notes were filed as Exhibit 4.2 and Exhibit 4.1, respectively, to U. S. Steel’s Current Report on Form 8-K dated May 20, 2003.

As of December 31, 2003, U. S. Steel met the consolidated coverage ratio and had approximately $290 million of availability to make restricted payments under the calculation described in the preceding paragraph. The Senior Notes indentures also allow U. S. Steel to declare and make payment of dividends on the Series B Preferred, and allow other restricted payments of up to $28 million as of December 31, 2003.

U. S. Steel’s ability to declare and pay dividends or make other restricted payments in the future is subject to U. S. Steel’s ability to continue to meet the consolidated coverage ratio and have amounts available under the calculation or one of the exclusions just discussed.

The Senior Notes also impose other significant restrictions on U. S. Steel such as the following: limits on additional borrowings, including limiting the amount of borrowings secured by inventories or accounts receivable; limits on sale/leasebacks; limits on the use of funds from asset sales and sale of the stock of subsidiaries; and restrictions on U. S. Steel’s ability to invest in joint ventures or make certain acquisitions.

If these covenants are breached or if U. S. Steel fails to make payments under its material debt obligations or the Receivables Purchase Agreement, creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral. This may also cause a termination event to occur under the Receivables Purchase Agreement and a default under the Senior Notes. Additional indebtedness that U. S. Steel may incur in the future may also contain similar covenants, as well as other restrictive provisions. Cross-default and cross-acceleration clauses in the Receivables Purchase Agreement, the Inventory Facility, the Senior Notes and any future additional indebtedness could have an adverse effect upon U. S. Steel’s financial position and liquidity.

U. S. Steel was in compliance with all of its debt covenants at December 31, 2003.

U. S. Steel has utilized surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. U. S. Steel has replaced some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $113 million of liquidity sources for financial assurance purposes as of December 31, 2003, an increase of $49 million during 2003, and expects to commit approximately $10 million to $20 million more during 2004. These amounts include requirements for the acquired National facilities.

The very high property taxes at U. S. Steel’s Gary Works facility in Indiana continue to be detrimental to Gary Works’ competitive position, both when compared to competitors in Indiana and with other steel facilities in the United States and abroad. U. S. Steel is a party to several property tax disputes involving Gary Works, including claims for refunds totaling approximately $65 million pertaining to tax years 1994-96 and 1999 and assessments totaling approximately $133 million in excess of amounts paid for the 2000, 2001 and 2002 tax years. In addition, interest may be imposed upon any final assessment. The disputes involve property values and tax rates and are in various stages of administrative and judicial appeals. U. S. Steel is vigorously defending against the assessments and pursuing its claims for refunds, and negotiations are underway with state and local officials in an attempt to resolve these disputes.

U. S. Steel was contingently liable for debt and other obligations of Marathon as of December 31, 2003, in the amount of $62 million. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes in the amount of $471 million and certain lease obligations totaling $210 million that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable. If that occurs, U. S. Steel may not be able to satisfy such obligations. In addition, if Marathon loses its investment grade ratings, certain of these obligations will be considered indebtedness under the Senior Notes indentures and for covenant calculations under the Inventory Facility. This occurrence could prevent U. S. Steel from incurring additional indebtedness under the Senior Notes or may cause a default under the Inventory Facility.

The following table summarizes U. S. Steel’s liquidity as of December 31, 2003:

(Dollars in millions)
Cash and cash equivalents	$316
Amount available under Receivables Purchase Agreement	383
Amount available under Inventory Facility	489
Amounts available under USSK credit facilities	47

Total estimated liquidity	$1,235

The following table summarizes U. S. Steel’s contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total		2004	2005 through 2006	2007 through 2008	Beyond 2008
	(Dollars in millions)
Long-term debt and capital leases(a)	$1,936		$43	$62	$614	$1,217
Operating leases(b)	510		107	188	84	131
Capital commitments(c)	456		14	142	—	300
USSB Commitments	111		—	5	106	—
Environmental commitments(c)	131		31	—	—	100	(d)
Usher Separation bonus(c)	3		3	—	—	—
Steelworkers Pension Trust	(e	)	49	42	37	(e	)
Other post-retirement benefits	(f	)	215	545	495	(f	)

Total contractual obligations	(g	)	$462	$984	$1,336	(g	)

(a)	See Note 20 to the Financial Statements.
(b)	See Note 30 to the Financial Statements.
(c)	See Note 31 to the Financial Statements.
(d)	Timing of potential cash flows is not determinable.
(e)	It is impossible to make a prediction of cash requirements beyond the term of the USWA labor contract, which expires in 2008.
(f)	U. S. Steel accrues an annual cost for these benefit obligations under plans covering its active and retiree populations in accordance with generally accepted accounting principles. These obligations will require corporate cash in future years to the extent that trust assets are restricted or insufficient and to the extent that company contributions are required by law or union labor agreement. Amounts in the years 2004 through 2008 reflect our current estimate of corporate cash outflows and are net of the use of funds available from asset trusts. The accuracy of this forecast of future cash flows depends on various factors such as actual asset returns, the mix of assets within the asset trusts, medical escalation and discount rates used to calculate obligations, the availability of surplus pension assets allowable for transfer to pay retiree medical claims and company decisions or Voluntary Employee Benefit Association restrictions that impact the timing of the use of trust assets. Also, as such, the amounts shown could differ significantly from what is actually expended and, at this time, it is impossible to make an accurate prediction of cash requirements beyond five years.
(g)	Amount of contractual cash obligations is not determinable because other post-retirement benefit cash obligation estimates are not reliable beyond five years, as discussed in (f) above.

Contingent lease payments have been excluded from the above table. Contingent lease payments relate to operating lease agreements that include a floating rental charge, which is associated to a variable component. Future contingent lease payments are not determinable to any degree of certainty. U. S. Steel’s annual incurred contingent lease expense is disclosed in Note 30 to the Financial Statements. Additionally, recorded liabilities related to deferred income taxes and other liabilities that may have an impact on liquidity and cash flow in future periods are excluded from the above table.

Pension obligations have been excluded from the above table. In the fourth quarter of 2003, U. S. Steel merged its defined benefit pension plan for union employees and its defined benefit pension plan for non-union employees. Preliminary estimates as of December 31, 2003 indicate that the merged plan will not require cash funding for the 2004 plan year. Thereafter, annual funding of approximately $75 million per year is currently anticipated for the merged plan. In the fourth quarter of 2003, U. S. Steel made a $75 million voluntary contribution to its merged defined benefit pension plan, consisting mainly of timber assets which were managed by the Real Estate segment. U. S. Steel plans to make a voluntary contribution of $75 million in 2004 and may also make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years. Any such funding could have an unfavorable impact on U. S. Steel’s debt covenants, borrowing arrangements and cash flows. The funded status of U. S. Steel’s pension plans is disclosed in Note 22 to the Financial Statements. Also, profit-based contributions to a trust established under the labor agreement with the USWA to assist National retirees with health care costs have been excluded from the above table as it is not possible to make an accurate prediction of payments required under this provision of the labor agreement.

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2003, and the effect such commitments could have on its liquidity and cash flows in future periods.

	Scheduled Reductions by Period
Commercial Commitments	Total	2004	2005 through 2006	2007 through 2008	Beyond 2008
	(Dollars in millions)
Standby letters of credit(a)	$88	$62	$19	$—	$7	(c)
Surety bonds(a)	22	4	—	—	18	(c)
Funded Trusts(a)	29	—	—	—	29
Clairton 1314B Partnership(a)(b)(d)	150	—	—	—	150	(c)
Guarantees of indebtedness of unconsolidated entities(a)(d)	28	10	1	15	2
Contingent liabilities:
—Marathon obligations(a)(d)	62	20	25	17	—
—Unconditional purchase obligations(e)	1,604	941	458	118	87

Total commercial commitments	$1,983	$1,037	$503	$150	$293

(a)	Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b)	See Note 16 to the Financial Statements.
(c)	Timing of potential cash outflows is not determinable.
(d)	See Note 31 to the Financial Statements.
(e)	Reflects contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of substrate and certain energy and utility services.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy its obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources. However, there is no assurance that U. S. Steel’s business will continue to generate sufficient operating cash flow or that external financing sources will be available in an amount sufficient to enable U. S. Steel to service or refinance its indebtedness or to fund other liquidity needs in the future. Increases in interest rates can increase the cost of future borrowings and make it more difficult to raise capital. During periods of weakness in the manufacturing sector of the U.S. economy, U. S. Steel believes that it can maintain adequate liquidity through a combination of deferral of nonessential capital spending, sales of non-strategic assets and other cash conservation measures.

U. S. Steel management’s opinion concerning liquidity and U. S. Steel’s ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. To the extent that this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that could affect the availability of financing include the performance of U. S. Steel (as measured by various factors including cash provided from operating activities), levels of inventories and accounts receivable, the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the overall U.S. and international financial climate, and, in particular, with respect to borrowings, by the level of U. S. Steel’s outstanding debt, its ability to comply with debt covenants and its credit ratings by rating agencies.

Off-Balance Sheet Arrangements

U. S. Steel has entered into two off-balance sheet arrangements for the leasing of certain machinery and equipment at the Great Lakes facility. These operating lease arrangements are with special purpose trusts (SPTs). The SPTs financed the construction of the facilities and issued debt and equity certificates to third parties. These independent third parties are the beneficial owners of the SPTs. U. S. Steel has provided no guarantees or capitalization of these entities. There are no guarantees of the obligations of these SPTs by U. S. Steel, and U. S. Steel would incur no significant penalties that would result in the reasonable assurance of continuation of the leases. U. S. Steel’s transactions with the SPTs are limited to the operating lease agreements, and the associated lease expense is included in cost of revenues on the Statement of Operations. U. S. Steel does not consolidate these SPTs because all of the conditions for consolidation have not been met under the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

U. S. Steel has invested in several joint ventures and a partnership that are reported as equity investments. These investments may involve a transfer of assets in exchange for an equity interest. In some cases, U. S. Steel has agreed to guarantee a portion of the debt of the entity and, in others, U. S. Steel has unconditional supply arrangements. In some cases, the labor force used by the investees is composed of U. S. Steel employees, the cost of which is reimbursed; however, failing reimbursement, U. S. Steel is ultimately responsible for the cost of these employees. The terms of U. S. Steel’s purchase and supply arrangements were a result of negotiations and formula-based pricing which results in arms-length transactions. For further information on the impact of FIN 46R on U. S. Steel’s accounting for equity investments, see Note 5 to the Financial Statements.

Other guarantees and indemnifications are discussed in detail in Note 31 to the Financial Statements.

U. S. Steel has a 15-year agreement for the supply of electric power at Gary Works in Indiana, expiring in 2011. The supplier owns a co-generation facility consisting of a 161 megawatt steam extraction turbine for production of electricity on land leased from U. S. Steel. Gary Works’ employees operate and maintain the facility and Gary Works supplies the steam for the turbine. This power is the first dispatched source of power to Gary Works. There are no take-or-pay obligations associated with this requirements contract and U. S. Steel has no ownership interest in this facility.

U. S. Steel has a 10-year agreement for the supply of various utility products at the Midwest Plant in Indiana. The supplier owns a co-generation facility consisting of two natural gas fired boilers that generate steam and hot water, a natural gas fired turbine generator and a steam turbine generator for production of electricity on land leased from U. S. Steel. The Midwest Plant’s employees perform the daily operating and maintenance duties and the Midwest Plant supplies natural gas to fuel the boilers and the turbine generator. The Midwest Plant is obligated to purchase steam, hot water and electricity requirements (up to the facility’s capacity) at fixed prices throughout the term and pay an annual capacity fee. U. S. Steel has no ownership interest in this facility.

Derivative Instruments

See Quantitative and Qualitative Disclosures About Market Risk for discussion of derivative instruments and associated market risk for U. S. Steel.

Management’s Discussion and Analysis of Environmental Matters, Litigation and Contingencies

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be reduced. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel’s competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods.

USSK is subject to the laws of Slovakia. The environmental laws of Slovakia generally follow the requirements of the EU, which are comparable to domestic standards. USSK has also entered into an agreement with the Slovak government to bring its facilities into EU environmental compliance, and expects to do so by 2005.

USSB is subject to the laws of the Union of Serbia and Montenegro, which are currently more lenient than either the EU or U.S. standards, but this is expected to change over the next several years in anticipation of possible EU accession. An environmental baseline study is being conducted at USSB’s facilities. Under the terms of the acquisition, USSB will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of that study. A portion of the $157 million USSB committed to spend in connection with the acquisition of Sartid is expected to be used for environmental controls and upgrades.

U. S. Steel’s environmental expenditures(a):

	2003	2002	2001
	(Dollars in millions)
Domestic:
Capital	$8	$4	$5
Compliance
Operating & maintenance	206	171	184
Remediation(b)	38	36	26

Total Domestic	$252	$211	$215
USSE:
Capital	$22	$10	$10
Compliance
Operating & maintenance	10	8	6
Remediation(b)	3	1	—

Total USSE	$35	$19	$16

Total U. S. Steel	$287	$230	$231

(a)	Based on previously established U.S. Department of Commerce survey guidelines.
(b)	These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include noncash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 10 percent of total capital expenditures in 2003 and 5 percent in 2002 and 2001.

Compliance expenditures represented 3 percent of U. S. Steel’s total costs and expenses in 2003, 2002 and 2001. Remediation spending during 2001 to 2003 was mainly related to remediation activities at former and present operating locations. These projects include remediation of contaminated sediments in the Grand Calumet River that receives discharges from Gary Works and the closure of permitted hazardous and non-hazardous waste landfills.

The Resource Conservation and Recovery Act (RCRA) establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks.

U. S. Steel is in the study phase of RCRA corrective action programs at its Fairless Plant and its former Geneva Works. A RCRA corrective action program has been initiated at Gary Works and Fairfield Works. Until the studies are completed at these facilities, U. S. Steel is unable to estimate the total cost of remediation activities that will be required.

On October 23, 1998, a final Administrative Order on Consent was issued by the U.S. Environmental Protection Agency (EPA) addressing Corrective Action for Solid Waste Management Units throughout Gary Works. This order requires U. S. Steel to perform a RCRA Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. The Current Conditions Report, U. S. Steel’s first deliverable, was submitted to the EPA in January 1997 and was approved by the EPA in 1998. Phase I RFI work plans have been approved for the Coke Plant, the Process Sewers, Background Soils at the site, the C-Lot Lagoons, and the Buchanan Street Basins along with the approval of one self-implementing interim stabilization measure. Another six Phase I RFI work plans have been submitted for EPA approval, thereby completing the Phase I work plan requirement, along with two Phase II RFI work plans and one further self-implementing interim stabilization measure. The costs to complete these studies are estimated to be $6.4 million. Until they are completed, it is impossible to assess what additional expenditures will be necessary.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites located on plant property. The D2 disposal site and a nearby refuse area will be closed collectively. A Corrective Action Management Unit (CAMU) for the West End Maintenance Area of Gary Works has been proposed that will include wastes from the D5 and T2 disposal sites. Total costs to close D2, D5, T2 and the refuse area are estimated to be $18.8 million.

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

In December 1995, U. S. Steel reached an agreement in principle with the EPA and the U.S. Department of Justice (DOJ) with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by U. S. Steel, the EPA and the DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, implemented two Supplemental Environmental Projects costing a total of $1.75 million and implemented a RCRA corrective action at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of the EPA. The first Phase I RFI work plan was approved for the site on September 16, 2002. Field sampling for the work plan commenced immediately after approval and will continue through 2004. The cost to complete this study is estimated to be $1.2 million. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. The Phase I work plan for Ensley has been reviewed by ADEM. The cost to prepare a response to ADEM’s comments on this work plan is approximately $520,000.

U. S. Steel has been notified that it is a potentially responsible party (PRP) at 19 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of December 31, 2003. In addition, there are 17 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 46 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 31 to the Financial Statements.

In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management (IDEM) acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a Natural Resources Damages Assessment. U. S. Steel was identified as a PRP along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. The trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the trustees concluded their assessment of sediment injuries, which included a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim which have been endorsed by representatives of the trustees and the EPA to be included in a consent decree that U. S. Steel expects will resolve this claim. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs, and obtained an 8-acre parcel of land that has been transferred to the Indiana Department of Natural Resources for addition to the Indiana Dunes National Lakeshore Park owned by the National Park Service. No formal legal proceedings have been filed in this matter. U. S. Steel with the PRP joint defense group and the trustees are finalizing a Consent Decree.

On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with the EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs, and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with the EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of January 15, 2004, project costs have amounted to $50.3 million with another $0.6 million presently projected to complete the project. Construction began in January 2002 on a CAMU to contain the dredged material and construction was completed in February 2003. Phase 1 removal of PCB-contaminated sediment was completed in December 2002. Dredging resumed in February 2003 and was completed in December 2003. Closure costs for the CAMU are estimated to be an additional $4.9 million. Costs for restoration of natural resources in this section of the Grand Calumet River are estimated to be $2.5 million.

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $12.1 million for cleanup through 2003. The Duluth Works was listed by the Minnesota Pollution Control Agency under the

Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on the EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Current study and oversight costs are estimated at $860,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five year review recommendations.

In 1997, USS/Kobe Steel Company (USS/Kobe), a former joint venture between U. S. Steel and Kobe Steel, Ltd. (Kobe), was the subject of a multi-media audit by the EPA that included an air, water and hazardous waste compliance review. USS/Kobe and the EPA entered into a tolling agreement pending issuance of the final audit and commenced settlement negotiations in July 1999. In August 1999, the steelmaking and bar producing operations of USS/Kobe were combined with companies controlled by Blackstone Capital Partners II to form Republic. The tubular operations of USS/Kobe were transferred to a newly formed entity, Lorain Tubular Company, LLC (Lorain Tubular), which operated as a joint venture between U. S. Steel and Kobe until December 31, 1999, when U. S. Steel purchased all of Kobe’s interest in Lorain Tubular. The tubular operations at Lorain are now operated by U. S. Steel as Lorain Pipe Mills. U. S. Steel is continuing negotiations with the EPA, and has made an offer of settlement that involves a cash penalty of $100,025 and a supplemental environmental project to do PCB transformer replacement for a combined amount of $774,025. Most of the matters raised by the EPA relate to Republic’s facilities; however, air discharges from U. S. Steel’s No. 3 seamless pipe mill have also been cited. U. S. Steel will be responsible for matters relating to its facilities. The final report and citations from the EPA have not been issued. Issues related to Republic have been resolved in its bankruptcy proceedings.

On February 12, 1987, U. S. Steel and the Pennsylvania Department of Environmental Resources (PADER) entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and the PADER reached agreement to amend the Consent Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon, a former coke plant waste disposal site; to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs for Peters Creek Lagoon have amounted to $11.4 million with another $250,000 presently projected to complete the project.

Prior to U. S. Steel’s acquisition of the Granite City, Great Lakes and Midwest facilities, the DOJ had filed against National Steel Corporation (National) proofs of claim asserting noncompliance allegations under various environmental statutes, including the Clean Air Act, RCRA, the Clean Water Act, the Emergency Planning and Community Right to Know Act, CERCLA and the Toxic Substances Control Act at these three facilities. The EPA had conducted inspections of the facilities and entered into negotiations with National toward resolving these allegations with a consent decree. U. S. Steel is currently engaged in discussions with the EPA and the State of Illinois related to the conditions previously noted at these facilities. After a substantial evaluation of U. S. Steel’s management of these facilities, the DOJ has withdrawn from participation in these discussions and is no longer pursuing this matter with U. S. Steel. At Granite City Works, the EPA had determined that ditches and dewatering beds currently in operation were allegedly not in compliance with applicable waste oil management standards. U. S. Steel is currently discussing with the EPA and the State of Illinois appropriate measures to investigate and remediate the ditches and dewatering beds, which is expected to cost $1.3 million. Air emissions from the steelmaking shop at Great Lakes Works are also under discussion. It has not been determined what, if any, corrective action may be necessary to address those emissions. Other, less significant issues are also under discussion, including Ferrous Chloride Solution handling at Granite City Works and Great Lakes Works, Spill Prevention Control and Countermeasures Plans at both facilities, RCRA training at Great Lakes Works and other waste handling issues.

Prior to U. S. Steel’s acquisition of Great Lakes Works, it had operated under a permit for indirect discharge of wastewater to the Detroit Water and Sewerage Department (DWSD). National had reported to the DWSD violations of effluent limitations, including mercury, contained in the facility’s indirect discharge to the DWSD treatment plant and had entered into a consent order with the DWSD that required improvements in plant equipment to remedy the violations. Great Lakes Works continues to operate under a DWSD permit for this discharge and anticipates spending approximately $2.1 million to improve operating equipment to come into compliance with discharge limits in the current DWSD permit. As of December 31, 2003, project costs have amounted to $1.3 million.

In 1988, U. S. Steel and two other PRPs (Bethlehem Steel Corporation and William Fiore) agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which U. S. Steel paid $3.4 million. The EPA indicated that further remediation of this site would be required. In October 1991, the PADER placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation (RI), which was issued in 1997. After a feasibility study (FS) by the Pennsylvania Department of Environmental Protection (PADEP) and submission of a conceptual remedial action plan in 2001 by U. S. Steel, U. S. Steel submitted a revised conceptual remedial action plan on May 31, 2002. U. S. Steel and the PADEP signed a Consent Order and Agreement on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. On March 18, 2003, the PADEP notified U. S. Steel that the public comment period was concluded and the Consent Order and Agreement is final. U. S. Steel estimates its future liability at the site to be $7.3 million.

In September 2001, U. S. Steel agreed to an Administrative Order on Consent with the State of North Carolina for the assessment and cleanup of a Greensboro, N.C. fertilizer manufacturing site. The site was owned by Armour Agriculture Chemical Company (now named Viad) from 1912 to 1968. U. S. Steel owned the site from 1968 to 1986 and sold the site to LaRoche Industries in 1986. The agreed order allocated responsibility for assessment and cleanup costs as follows: Viad—48 percent, U. S. Steel—26 percent and LaRoche—26 percent; and LaRoche was appointed to be the lead party responsible for conducting the cleanup. In March 2001, U. S. Steel was notified that LaRoche had filed for protection under the bankruptcy law. On August 23, 2001, the allocation of responsibility for this site assessment and cleanup and the cost allocation was approved by the bankruptcy court in the LaRoche bankruptcy. The estimated remediation costs are $4.4 million to $5.7 million. U. S. Steel’s estimated share of these costs is $810,000, based on an allocation factor of 26 percent for U. S. Steel’s share.

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, U. S. Steel does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2004. U. S. Steel’s environmental capital expenditures are expected to be approximately $94 million in 2004, $65 million of which is related to projects at USSE. Predictions beyond 2004 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, U. S. Steel anticipates that environmental capital expenditures will be approximately $95 million in 2005, including $66 million for USSE; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

U. S. Steel is a defendant in 3,900 active cases in which, as of December 31, 2003, approximately 14,800 plaintiffs have filed claims alleging injury resulting from exposure to asbestos. Almost all of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). Over 13,800, or more than 90 percent, of the plaintiffs in cases in which U. S. Steel is a defendant are in cases filed in Mississippi, Ohio and Texas, jurisdictions which permit filings with massive numbers of plaintiffs. Based upon our experience in such cases, the actual number of plaintiffs who ultimately assert claims against U. S. Steel is likely to be a small fraction of the total number of plaintiffs. While U. S. Steel has excess casualty insurance, these policies have multi-million dollar self-insured retentions. To date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims.

On March 28, 2003, a jury in Madison County, Illinois returned a verdict against U. S. Steel for $50 million in compensatory damages and $200 million in punitive damages. U. S. Steel believes that the court erred as a matter of law by failing to find that the plaintiff’s exclusive remedy was provided by the Indiana workers’ compensation law. U. S. Steel believes that this issue and other errors at trial would have enabled U. S. Steel to succeed on appeal. However, in order to avoid the delay and uncertainties of further litigation and the posting of a large appeal bond in excess of the amount of the verdict, U. S. Steel settled this case for an amount which was substantially less than the compensatory damages award and which represented a small fraction of the total award. This settlement is reflected in the results for the quarter ended March 31, 2003. Management views the verdict and resulting settlement in the Madison County case as aberrational, and believes that the likelihood of similar results in other cases is remote, although not impossible. U. S. Steel has not experienced any material adverse change in its ability to resolve pending claims as a result of the Madison County settlement.

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although U. S. Steel’s results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 12 years that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured electric cable; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals, including such matters since the Madison County jury verdict and settlement in March 2003.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 31 to the Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Financial Statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to U. S. Steel.

Outlook for 2004

Compared with fourth quarter 2003 results, first quarter 2004 shipments for the Flat-rolled segment are expected to remain strong with prices improving. However, results will be negatively affected by continued increases in raw material and energy costs. For full-year 2004, Flat-rolled shipments are expected to increase by about 14 percent to approximately 15.5 million tons due mainly to a full year of shipments from the acquired National assets. Previously announced price increases of $30 per ton for sheet products and 4 percent for tin mill products were effective January 5, 2004. The company announced a $30 per ton surcharge on all flat-rolled products effective February 1, 2004, which will remain in effect until further notice. The company also announced additional increases of $50 per ton for hot-rolled products and hot strip mill plate, and increases of $60 per ton for cold-rolled and coated sheet products, effective April 4, 2004. Given current and expected worldwide steel market conditions, further price increases are likely.

Late in the fourth quarter of 2003, U. S. Steel declared force majeure on contractual coke shipments from Clairton Works because one of its major coal suppliers declared force majeure on coal shipments following a mine fire. The global coke shortage was further aggravated by these events and is forcing certain domestic steelmakers to curtail production, which has contributed to upward pressure on domestic steel prices. U. S. Steel purchases 100 percent of its domestic coal requirements and has entered into contracts at currently competitive market prices to purchase adequate supplies of coal in 2004 and, assuming timely delivery, currently expects to return Clairton Works to full production by the end of the first quarter. U. S. Steel has been able to purchase additional coke and currently does not expect to materially reduce its steel production due to raw material constraints.

For the USSE segment, first quarter prices are expected to be higher than in 2003’s fourth quarter, but are expected to be offset by higher costs for raw materials and slightly lower production volumes in Slovakia due to the lingering effects of operational difficulties with a blast furnace during the fourth quarter of 2003. Operations in Serbia are still in their initial ramp-up and are expected to reach 50 percent of capability later in the first quarter. As a result, USSE shipments in 2004 are projected to increase by about 8 percent to approximately 5.2 million net tons. Price increases of 20 euros per metric ton were announced for flat-rolled products, effective January 1, 2004. Further price increases of a minimum of 40 euros per metric ton were announced for flat-rolled products, effective April 1, 2004.

The Tubular segment is expected to benefit from increased shipments and prices in the first quarter compared to 2003’s fourth quarter. Full-year shipments are expected to rise by almost 14 percent to 1 million tons. Effective December 2003, Tubular announced price increases for certain products ranging from $40 to $60 per ton. Effective January 2004, Tubular announced additional price increases of $30 to $50 per ton. This segment also should benefit in 2004 from the new quench and temper line at Lorain Pipe Mills, which reached full production capability during the fourth quarter of 2003.

Based on preliminary actuarial information for 2004, the company expects annual net periodic pension costs (excluding multiemployer plans) to be $207 million ($153 million for employees and $54 million for current retirees), compared to $97 million in 2003 (excluding multiemployer plans and workforce reduction charges). The expected increase is mainly due to a lower market-related value of plan assets, average asset return assumptions that have been reduced from 8.2 percent to 8.0 percent, and changes in rate of retirement assumptions. Also, the funded status of the projected pension benefit obligation declined from an underfunded position of $0.4 billion at year-end 2002 to an underfunded position of $0.5 billion at year-end 2003.

OPEB costs (excluding multiemployer plans) are expected to be $106 million ($12 million for employees and $94 million for current retirees), compared to $175 million in 2003 (excluding muiltiemployer plans and workforce reduction charges). The estimated reduction in OPEB expense compared to 2003 primarily reflects assumed changes to retiree participation in company-sponsored prescription drug programs based on future benefits under the Medicare Prescription Drug Improvement and Modernization Act of 2003, which became law on December 8, 2003, and under cost-sharing mechanisms negotiated with the United Steelworkers of America (USWA) earlier in 2003. At December 31, 2003, U. S. Steel’s benefit obligation for OPEB was $2.7 billion, a reduction of approximately $0.6 billion from the amount at the end of 2002, excluding the $0.1 billion obligation increase recorded according to federal statute following the sale of coal assets in the second quarter of 2003.

Depending upon profitability in 2004, U. S. Steel may be required to make payments under three profit-based plans, which were established under the new labor contract with the USWA.

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments and prices, and employee benefit costs. Some factors, among others, that could affect 2004 market conditions, costs, shipments and prices for both domestic operations and USSE include global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of facility projects; natural gas prices and usage; raw materials availability and prices; changes in environmental, tax and other laws; the resumption of operation of steel facilities sold under the bankruptcy laws; employee strikes; power outages; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Political factors in Europe that may affect USSE’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. Future pension costs will be influenced by the market performance of plan assets, laws and regulations regarding discount rates and other calculations, and other economic factors. Future costs for active and retiree medical benefits will be influenced by medical inflation rates, future laws and regulations and retiree participation levels.

Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (FIN 46R) which addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack the characteristics of a controlling financial interest. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity.

FIN 46R must be applied to all entities subject to this Interpretation as of March 31, 2004. However, prior to the required application of this Interpretation, FIN 46R must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no financial statement impact from the application of this Interpretation at December 31, 2003. At this time U. S. Steel has not completed the assessment of the effects of the application of this Interpretation on our financial position or results of operations at March 31, 2004.

In April 2003, the FASB issued SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain outlined exceptions. This Statement was adopted with no initial impact.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring these instruments be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in the Statement is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement was adopted with no initial impact.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management Opinion Concerning Derivative Instruments

U. S. Steel uses commodity-based and foreign currency derivative instruments to manage its price risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase of natural gas, heating oil and nonferrous metals and also certain business transactions denominated in foreign currencies. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period in income from operations. While U. S. Steel’s risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

Management believes that the use of derivative instruments, along with risk assessment procedures and internal controls, does not expose U. S. Steel to material risk. The use of derivative instruments could materially affect U. S. Steel’s results of operations in particular quarterly or annual periods; however, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 4 to the Financial Statements.

Commodity Price Risk and Related Risks

In the normal course of its business, U. S. Steel is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products. U. S. Steel is also exposed to price risk related to the purchase, production or sale of coal, coke, natural gas, steel scrap, iron ore and pellets, and certain nonferrous metals used as raw materials.

U. S. Steel’s market risk strategy has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand; however, U. S. Steel uses derivative commodity instruments (primarily over-the-counter commodity swaps) to manage exposure to fluctuations in the purchase price of natural gas and certain nonferrous metals. The use of these instruments has not been significant in relation to U. S. Steel’s overall business activity.

Sensitivity analyses of the incremental effects on pre-tax income of hypothetical 10 percent and 25 percent decreases in commodity prices for open derivative commodity instruments as of December 31, 2003, and December 31, 2002, are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price Decrease of(a)
	2003		2002
Commodity-Based Derivative Instruments	10%	25%	10%	25%
	(Dollars in millions)
Zinc	1.2	3.1	2.8	7.0
Tin	0.3	0.7	0.5	1.2
Natural Gas	0.9	2.2	NA	NA

(a)	With the adoption of SFAS No. 133, the definition of a derivative instrument has been expanded to include certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effect on pre-tax income of hypothetical 10% and 25% decreases in closing commodity prices for each open contract position at December 31, 2003, and December 31, 2002. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to December 31, 2003, may cause future pre-tax income effects to differ from those presented in the table.

U. S. Steel recorded a net pre-tax gain on other than trading activity of $1 million in 2003, compared to losses of $6 million in 2002 and $13 million in 2001. These gains and losses were offset by changes in the realized prices of the underlying hedged commodities. For additional quantitative information relating to derivative commodity instruments, see Note 28 to the Financial Statements.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 2003 and 2002 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

	As of December 31
	2003		2002
Non-Derivative Financial Instruments(a)	Fair Value(b)	Incremental Increase in Fair Value(c)	Fair Value(b)	Incremental Increase in Fair Value(c)
	(Dollars in millions)
Financial assets:
Investments and long-term receivables(d)	$16	$—	$45	$—
Financial liabilities:
Long-term debt(e)(f)	$1,993	$90	$1,165	$72

(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)	See Note 26 to the Financial Statements for carrying value of instruments.
(c)	Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 2003, and December 31, 2002, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2003, and December 31, 2002.
(d)	For additional information, see Note 16 to the Financial Statements.
(e)	Includes amounts due within one year.
(f)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities. For additional information, see Note 20 to the Financial Statements.

At December 31, 2003, U. S. Steel’s portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $90 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel’s results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

Foreign Currency Exchange Rate Risk

U. S. Steel, primarily through USSE, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 2003, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $12.0 million) and Slovak koruna (total notional value of approximately $31.9 million). A 10 percent increase in the December 31, 2003 euro forward rates would result in a $4.4 million charge to income.

Safe Harbor

U. S. Steel’s quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about risks associated with U. S. Steel’s use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply of and demand for steel products and certain raw materials. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to U. S. Steel’s hedging programs may differ materially from those discussed in the forward-looking statements.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT

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

United States Steel Corporation has a comprehensive formalized system of disclosure controls and procedures designed to provide reasonable assurance that assets are safeguarded, that financial records are reliable and that information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission is recorded, processed, summarized and reported within the required time limits. Appropriate management monitors the system for compliance and evaluates it for effectiveness, and the internal auditors independently measure its effectiveness and recommend possible improvements thereto. In addition, as part of their audit of the financial statements, United States Steel Corporation’s independent auditors review disclosure controls and procedures selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.

The Board of Directors pursues its oversight role in the area of financial reporting and disclosure controls and procedures through its Audit & Finance Committee. This Committee, composed solely of independent directors, regularly meets (jointly and separately) with the independent auditors, management, internal auditors and members of the disclosure committee to monitor the proper discharge by each of their responsibilities relative to disclosure controls and procedures and the Corporation’s financial statements.

/s/ THOMAS J. USHER	/s/ JOHN P. SURMA

Thomas J. Usher Chairman of the Board of Directors and Chief Executive Officer	John P. Surma President and Chief Operating Officer

/s/ GRETCHEN R. HAGGERTY	/s/ LARRY G. SCHULTZ

Gretchen R. Haggerty Executive Vice President, Treasurer and Chief Financial Officer	Larry G. Schultz Vice President and Controller

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of United States Steel Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of United States Steel Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 23 to the financial statements, United States Steel Corporation changed the manner in which it accounts for asset retirement costs as of January 1, 2003.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 17, 2004

STATEMENT OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2003	2002	2001

Revenues and other income:
Revenues	$8,354	$5,993	$5,421
Revenues from related parties (Note 29)	974	956	865
Income (loss) from investees (Note 7)	(11)	33	64
Net gains on disposal of assets (Notes 3 and 8)	85	29	22
Other income (Note 9)	56	43	3

Total revenues and other income	9,458	7,054	6,375

Costs and expenses:
Cost of revenues (excludes items shown below)	8,469	6,158	6,166
Selling, general and administrative expenses	673	418	270
Depreciation, depletion and amortization	363	350	344
Restructuring charges (Note 10)	683	—	—

Total costs and expenses	10,188	6,926	6,780

Income (loss) from operations	(730)	128	(405)
Net interest and other financial costs (Note 11)	130	115	141

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	(860)	13	(546)
Income tax benefit (Note 14)	(454)	(48)	(328)

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(406)	61	(218)
Extraordinary loss, net of tax (Note 3)	(52)	—	—
Cumulative effect of change in accounting principle, net of tax (Note 23)	(5)	—	—

Net income (loss)	(463)	61	(218)
Dividends on preferred stock	(16)	—	—

Net income (loss) applicable to common stock	$(479)	$61	$(218)

Income Per Common Share (Note 12)

Per share—basic and diluted:
Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	$(4.09)	$.62	$(2.45)
Extraordinary loss, net of tax	(.50)	—	—
Cumulative effect of change in accounting principle, net of tax	(.05)	—	—

Net income (loss)	$(4.64)	$.62	$(2.45)

Proforma Amounts Assuming Change In Accounting Principle Was Applied Retroactively (Note 23)

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle, as reported	$(406)	$61	$(218)
SFAS No. 143 pro forma effect	—	(3)	(2)

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle, adjusted	$(406)	$58	$(220)
Per share adjusted—basic and diluted	(4.09)	.59	(2.48)
Net income (loss) adjusted	(458)	58	(220)
Per share adjusted—basic and diluted	(4.59)	.59	(2.48)

The accompanying notes are an integral part of these financial statements.

BALANCE SHEET

	December 31,
(Dollars in millions)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$316	$243
Receivables, less allowance of $129 and $57 (Note 21)	1,096	796
Receivables from related parties (Note 29)	123	138
Inventories (Note 13)	1,283	1,030
Deferred income tax benefits (Note 14)	245	217
Other current assets (Note 15)	44	16

Total current assets	3,107	2,440
Investments and long-term receivables, less allowance of $4 and $2 (Note 16)	289	341
Long-term receivables from related parties (Note 29)	6	6
Property, plant and equipment—net (Note 17)	3,415	2,978
Pension asset (Note 22)	8	1,654
Intangible pension asset (Note 22)	440	414
Other intangible assets—net (Note 2)	37	—
Deferred income tax benefits (Note 14)	365	—
Other noncurrent assets	171	144

Total assets	$7,838	$7,977

Liabilities
Current liabilities:
Accounts payable	$969	$677
Accounts payable to related parties (Note 29)	58	90
Payroll and benefits payable	650	254
Accrued taxes	360	281
Accrued interest	50	44
Long-term debt due within one year (Note 20)	43	26

Total current liabilities	2,130	1,372
Long-term debt (Note 20)	1,890	1,408
Deferred income tax liabilities (Note 14)	6	223
Employee benefits (Note 22)	2,382	2,601
Deferred credits and other liabilities	337	346

Total liabilities	6,745	5,950

Contingencies and commitments (Note 31)	—	—

Stockholders’ Equity (Details on page F-6)
Preferred shares—7% Series B Mandatory Convertible Preferred Issued—5,000,000 shares and—0—shares (no par value, liquidation preference $50 per share)	226	—
Common stock— Issued—103,663,467 shares and 102,485,246 shares (par value $1 per share, authorized 200,000,000 shares)	104	102
Additional paid-in capital	2,687	2,689
Retained earnings (deficit)	(421)	42
Deferred compensation	(2)	(3)
Accumulated other comprehensive loss	(1,501)	(803)

Total stockholders’ equity	1,093	2,027

Total liabilities and stockholders’ equity	$7,838	$7,977

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2003	2002	2001

Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$(463)	$61	$(218)
Adjustments to reconcile to net cash provided from operating activities:
Extraordinary loss, net of tax	52	—	—
Cumulative effect of change in accounting principle, net of tax	5	—	—
Depreciation, depletion and amortization	363	350	344
Provision for doubtful accounts	43	29	108
Pensions and other postretirement benefits	184	87	(57)
Deferred income taxes	(445)	(39)	18
Net gains on disposal of assets	(85)	(29)	(22)
Restructuring charges	594	—	—
Income from sale of coal seam gas interests	(34)	—	—
Loss (income) from equity investees, and distributions received	47	(9)	(47)
Changes in:
Current receivables
—sold	190	320	—
—repurchased	(190)	(320)	—
—operating turnover	(99)	(134)	116
—income taxes	—	—	336
Inventories	235	(160)	104
Current accounts payable and accrued expenses	297	196	(87)
All other—net	(117)	(73)	74

Net cash provided from operating activities	577	279	669

Investing activities:
Capital expenditures	(316)	(258)	(287)
Acquisition—National Steel Corporation assets	(839)	—	—
—U. S. Steel Balkan	(29)	—	—
—U. S. Steel Kosice	(37)	(38)	(14)
Disposal of assets	94	67	44
Sale of coal seam gas interests	34	—	—
Restricted cash—withdrawals	51	5	5
—deposits	(83)	(72)	(4)
Investees—investments	(6)	(18)	(3)
—return of capital	—	—	13
—loans and advances	—	(3)	(3)
—repayments of loans and advances	1	8	—
All other—net	—	—	10

Net cash used in investing activities	(1,130)	(309)	(239)

Financing activities:
Net change in attributed portion of Marathon consolidated debt and other financial obligations	—	—	(74)
Repayment of specifically attributed debt	—	—	(370)
Revolving credit facility—borrowings	15	40	—
—repayments	(15)	(40)	—
Settlement with Marathon	—	(54)	—
Issuance of long term debt, net of refinancing costs	427	—	—
Repayment of long-term debt	(30)	(32)	—
Preferred stock issued	242	—	—
Common stock issued	23	227	—
Dividends paid	(35)	(19)	(57)

Net cash provided from (used in) financing activities	627	122	(501)

Effect of exchange rate changes on cash	(1)	4	(1)

Net increase (decrease) in cash and cash equivalents	73	96	(72)
Cash and cash equivalents at beginning of year	243	147	219

Cash and cash equivalents at end of year	$316	$243	$147

Cash provided from (used in) operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(145)	$(124)	$(182)
Income taxes refunded from (paid to) taxing authorities	(5)	(4)	9
Income tax settlements received from Marathon	16	7	819

See Note 27, for supplemental cash flow information.

The accompanying notes are an integral part of these financial statements.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Dollars in millions			Shares in thousands
(In millions, except share data)	2003	2002	2001	2003	2002	2001

Preferred shares (Note 24):
Balance at beginning of year	$—	$—	$—	—	—	—
Issued in public offering	242	—	—	5,000	—	—
Dividends on preferred stock	(16)	—	—	—	—	—

Balance at end of year	$226	$—	$—	5,000	—	—

Common stock:
Balance at beginning of year	$102	$89	$—	102,485	89,198	—
Common stock issued:
Public offering	—	11	—	—	10,925	—
Employee stock plans	1	1	—	388	1,397	—
Dividend Reinvestment Plan	1	1	—	790	965	—
Separation	—	—	89	—	—	89,198

Balance at end of year	$104	$102	$89	103,663	102,485	89,198

Additional paid-in capital:
Balance at beginning of year	$2,689	$2,475	$—
Dividends on common stock (per share $.20)	(21)	—	—
Common stock issued	19	214	—
Common stock issued in Separation	—	—	2,475

Balance at end of year	$2,687	$2,689	$2,475

				Comprehensive Income
				2003	2002	2001
Retained earnings (deficit):
Balance at beginning of year	$42	$—	$—
Net income (loss)	(463)	61	—	$(463)	$61
Dividends on common stock (per share $.20)	—	(19)	—

Balance at end of year	$(421)	$42	$—

Marathon net investment (Note 1):
Balance at beginning of year	$—	$—	$1,952
Net loss	—	—	(218)			$(218)
Common stock issued	—	—	8
Dividends on preferred stock	—	—	(8)
Dividends on common stock (per share $.55 in 2001)	—	—	(49)
Excess redemption value over carrying value of preferred securities	—	—	(14)
Preferred stock retained by Marathon in Separation	—	—	(120)
Capital contributions by Marathon (Note 1)	—	—	1,013
Transfer to common stockholders’ equity at Separation	—	—	(2,564)

Balance at end of year	$—	$—	$—

Deferred compensation:
Balance at beginning of year	$(3)	$(9)	$(3)
Changes during year, net of taxes	1	6	(6)

Balance at end of year	$(2)	$(3)	$(9)

Accumulated other comprehensive loss:
Minimum pension liability adjustments (Note 22):
Balance at beginning of year	$(776)	$(20)	$(4)
Changes during year, net of taxes(a)	(699)	(742)	(16)	(699)	(742)	(16)
Changes during year, equity investees	(2)	(14)	—	(2)	(14)	—

Balance at end of year(b)	(1,477)	(776)	(20)

Foreign currency translation adjustments:
Balance at beginning of year	$(27)	$(29)	$(26)
Changes during year, net of taxes(a)	3	2	(3)	3	2	(3)

Balance at end of year	(24)	(27)	(29)

Total balances at end of year	$(1,501)	$(803)	$(49)

Total comprehensive loss				$(1,161)	$(693)	$(237)

Total stockholders’ equity	$1,093	$2,027	$2,506

(a) Related income tax (provision) benefit:
Minimum pension liability adjustments	$105	$475	$9
Foreign currency translation adjustments	—	—	—
(b) Includes $16 million and $14 million at December 31, 2003 and 2002, respectively, for U. S. Steel’s portion of the minimum pension liability of equity investees.

The accompanying notes are an integral part of these financial statements.

1. Basis of Presentation

United States Steel Corporation (U. S. Steel) owns and operates the former steel businesses of USX Corporation, now named and referred to herein as Marathon Oil Corporation (Marathon). U. S. Steel is engaged domestically in the production, sale and transportation of steel mill products, coke, and iron-bearing taconite pellets; the management of mineral resources; the management and development of real estate; and engineering and consulting services and, through U. S. Steel Kosice (USSK) and U. S. Steel Balkan (USSB) in the Slovak Republic and Serbia, respectively, in the production and sale of steel mill products primarily for the central and western European markets. As reported in Note 3, until June 30, 2003, U. S. Steel was also engaged in the production and sale of coal.

Prior to December 31, 2001, the businesses of U. S. Steel comprised an operating unit of Marathon. Marathon had two outstanding classes of common stock: USX–Marathon Group common stock, which was intended to reflect the performance of Marathon’s energy business, and USX–U. S. Steel Group common stock (Steel Stock), which was intended to reflect the performance of Marathon’s steel business. On December 31, 2001, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock to holders of Steel Stock in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the Separation).

The accompanying consolidated balance sheets as of December 31, 2003 and 2002, and statements of operations and cash flows for the years ended December 31, 2003 and 2002, reflect the financial position, results of operations and cash flows of U. S. Steel as a separate, stand-alone entity. Combined statements of operations and of cash flows for the year ended December 31, 2001, represent a carve-out presentation of the businesses comprising U. S. Steel, and are not intended to be a complete presentation of the results of operations and cash flows of U. S. Steel on a stand-alone basis. Marathon’s net investment in U. S. Steel represented the combined net assets of the businesses comprising U. S. Steel and was presented in lieu of common stockholders’ equity.

In connection with the Separation, U. S. Steel was required to repay or replace certain indebtedness and other obligations of Marathon so that the amount of indebtedness and other obligations for which U. S. Steel was responsible immediately following the Separation was $900 million less than the net assets attributed to U. S. Steel immediately prior to the Separation (Value Transfer). The net assets of U. S. Steel at the Separation were approximately the same as the net assets attributed to U. S. Steel immediately prior to the Separation, except for the Value Transfer and the impacts of certain other transactions directly related to the Separation. The following table reconciles the net assets attributed to U. S. Steel immediately prior to the Separation with the net assets of U. S. Steel immediately following the Separation:

	(In millions)

Net assets of U. S. Steel prior to Separation		$1,551
Value Transfer	$900
Separation costs funded by Marathon	62
Other Separation adjustments	51

Increase in net assets related to Separation		1,013

Net assets of U. S. Steel		$2,564

The allocations and estimates included in the combined financial statements for the year 2001 were determined using the methodologies described below:

Financial activities—As a matter of policy, Marathon historically managed most financial activities on a centralized, consolidated basis. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends were attributed to U. S. Steel based upon its cash flows for each of the periods presented and its initial capital structure. However, transactions such as leases, certain collateralized financings, certain indexed debt instruments and transactions related to securities convertible solely into Steel Stock were specifically attributed to U. S. Steel.

Corporate general and administrative costs—Corporate general and administrative costs were allocated to U. S. Steel based upon utilization or other methods management believed to be reasonable and which considered certain measures of business activities, such as employment, investments and revenues.

Income taxes—The results from the businesses comprising U. S. Steel were included in the consolidated federal income tax returns of Marathon through 2001. The consolidated provision and the related tax payments or refunds were reflected in U. S. Steel’s combined financial statements in accordance with Marathon’s tax allocation policy. In general, such policy provided that the consolidated tax provision and related tax payments or refunds were allocated to U. S. Steel, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to U. S. Steel.

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

2. Business Combinations

National

On May 20, 2003, U. S. Steel acquired substantially all of the integrated steelmaking assets of National Steel Corporation (National). The facilities acquired include two integrated steel plants, Granite City Works in Granite City, Illinois and Great Lakes Works, in Ecorse and River Rouge, Michigan; the Midwest Plant in Portage, Indiana; ProCoil Company, LLC, a steel-processing facility in Canton, Michigan; a 50% equity interest in Double G Coatings, L.P. near Jackson, Mississippi; a taconite pellet operation near Keewatin, Minnesota; and the Delray Connecting Railroad in Michigan. U. S. Steel acquired National to strengthen its overall position in providing value-added products to the automotive, container and construction markets and to benefit from synergies and economies of scale. The statement of operations includes the operations of National from May 20, 2003.

The aggregate purchase price for National’s assets was $1,256 million, consisting of $839 million in cash and the assumption or recognition of $417 million in liabilities. The $839 million in cash reflects $844 million paid to National at closing and transaction costs of $29 million, less a working capital adjustment in accordance with the terms of the Asset Purchase Agreement of $34 million. The working capital adjustment was collected in October 2003. The opening balance sheet reflects certain direct obligations of National assumed by U. S. Steel and certain employee benefit liabilities for employees hired from National resulting from the new labor agreement with the United Steelworkers of America (USWA). The new labor agreement and these liabilities are discussed in more detail below.

In connection with the acquisition of National’s assets, U. S. Steel reached a new labor agreement with the USWA that covers employees at the U. S. Steel facilities and the acquired National facilities. The agreement was ratified by the USWA membership in May 2003, expires in 2008 and provides for a workforce restructuring through a Transition Assistance Program (TAP). U. S. Steel calculated the estimated fair value of the obligations recorded for benefits granted under the labor agreement to former active National employees represented by the USWA and hired by U. S. Steel. The liabilities included $145 million for future retiree medical and retiree life insurance costs, $17 million related to future payments for employees who participate in the TAP, and $24 million for accrued vacation benefits. U. S. Steel also recognized a $17 million liability related to two cash contributions to be made to the Steelworkers Pension Trust (SPT) in 2004 based on the number of National’s represented employees as of the date of the acquisition, less the number of these employees estimated to participate in the TAP. The SPT is a multiemployer pension plan to which U. S. Steel will make contributions for all former National represented employees who join U. S. Steel and, after July 1, 2003, for all new U. S. Steel employees represented by the USWA.

The following is a summary of the allocation of the purchase price to the assets acquired and liabilities assumed or recognized based on their fair market values. Management determined that the fair value of the net assets acquired was in excess of the purchase price, resulting in negative goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the negative goodwill was allocated as a pro rata reduction to the amounts that would have otherwise been assigned to the acquired noncurrent assets, based on their relative fair values.

Allocated Purchase Price
(In millions)

Acquired assets:
Accounts receivable, less allowance of $39	$223
Inventory	501
Other current assets	18
Property, plant & equipment	471
Intangible assets	41
Other noncurrent assets	2

Total assets	1,256

Acquired liabilities:
Accounts payable	155
Payroll and benefits payable	57
Other current liabilities	23
Employee benefits	150
Other noncurrent liabilities	32

Total liabilities	417

Purchase price-cash	$839

Refinements to the allocated purchase price are expected to be made as additional information becomes available, primarily relating to environmental contingencies. These contingencies were identified as of the closing of the transaction and include matters that are currently being negotiated with government agencies, and matters for which technical studies are being completed. Relevant information that is required to finalize the determination of the fair market value of environmental liabilities for opening balance sheet purposes is expected to be received by May 2004.

The $41 million of intangible assets is primarily comprised of proprietary software with a weighted average useful life of approximately 6 years. Accumulated amortization at December 31, 2003 related to these intangible assets was $4 million.

The following unaudited pro forma data for U. S. Steel includes the results of operations of National as if the acquisition had been consummated at the beginning of 2002, including the effects of the new labor agreement as it pertains to the former National facilities and the financings incurred to fund the acquisition (see Notes 20 and 24). The unaudited pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

	Pro Forma 2003	Pro Forma 2002
(In millions, except per share data) (Unaudited)

Revenues and other income	$10,463	$9,592
Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(398)	80
Per share—basic and diluted	(4.03)	.64
Net income (loss)	(457)	80
Dividends on preferred stock	18	17
Net income (loss) applicable to common stock	(475)	63
Per share—basic and diluted	(4.60)	.64

Sartid

On September 12, 2003, a wholly-owned subsidiary of U. S. Steel acquired Sartid a.d. (In Bankruptcy), an integrated steel company majority-owned by the Government of the Union of Serbia and Montenegro, and certain of its subsidiaries (collectively “Sartid”) out of bankruptcy. U. S. Steel is operating these facilities as U. S. Steel Balkan (USSB). USSB, with facilities in Serbia, primarily manufactures hot-rolled, cold-rolled, and tin-coated flat-rolled steel products, and complements the operations of USSK. The completion of this purchase resulted in the termination of a toll conversion agreement, a facility management agreement and a commercial and technical support agreement between USSK and Sartid.

The aggregate purchase price was $33 million consisting of $23 million in cash, transaction costs of $6 million and the recognition of $4 million in pension and other employee related liabilities. The transaction requires the following commitments by USSB: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of the approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in the former Sartid assets to any third party without government consent for a period of five years. USSB did not assume or acquire any pre-acquisition liabilities including environmental, tax, social insurance liabilities, product liabilities and employee claims, other than the previously mentioned $4 million in pension and other employee related liabilities.

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

Allocated Purchase Price
(In millions)

Acquired assets:
Accounts receivable	$1
Inventory	6
Property, plant & equipment	26

Total assets	33
Acquired liabilities:
Employee benefits	4

Total liabilities	4

Purchase price-cash	$29

From 1992 to 1995 and again from 1999 to October 2000, political and economic sanctions were enforced against Serbia by the United Nations. As a result of operating under the sanctions and government control, these facilities have been operating at levels well below capacity and are in disrepair. The limited financial data available for Sartid is not reliable nor is it believed that reliable historical financial statements could be prepared from the data that exists. In addition, any historical information provided would not reflect a market-based operation. Therefore, U. S. Steel management believes that historical financial information for Sartid is irrelevant to investors and consequently, no historical information for Sartid is presented nor will it be provided in future filings. In addition, pro forma financial data is not presented for the current or prior years because there is no reliable historical information on which to base pro forma amounts.

East Chicago Tin

On March 1, 2001, U. S. Steel completed the purchase of the tin mill products business of LTV Corporation (LTV), which is now operated as East Chicago Tin. In this noncash transaction, U. S. Steel assumed approximately $66 million of employee related obligations from LTV. The acquisition was accounted for using the purchase method of accounting. Results of operations for the year 2001 include the operations of East Chicago Tin from the date of acquisition. In the fourth quarter of 2001, U. S. Steel recorded an intangible asset impairment of $20 million, related to the five-year agreement for LTV to supply U. S. Steel with pickled hot bands entered into in conjunction with the acquisition of LTV’s tin mill products business. This impairment was recorded during the quarter that LTV discontinued operations at East Chicago pursuant to a bankruptcy court order.

Transtar

On March 23, 2001, Transtar, Inc. (Transtar) completed a reorganization with its two voting shareholders, U. S. Steel and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners L.P. As a result of this transaction, U. S. Steel became sole owner of Transtar and certain of its subsidiaries. Holdings became owner of the other subsidiaries of Transtar. Because the reorganization involved the sale of certain subsidiaries to Holdings, a noncontrolling shareholder, Transtar recorded a gain by comparing the carrying value of the businesses sold to their fair value. U. S. Steel’s share of the gain recognized by Transtar was $68 million, which is included in income (loss) from investees. Concurrently, U. S. Steel accounted for the change in ownership of Transtar using the step-acquisition purchase method of accounting. Also, in connection with this transaction, U. S. Steel recognized a favorable deferred tax adjustment of $33 million related to its investment in the stock of Transtar that was no longer required when U. S. Steel acquired 100 percent of Transtar. U. S. Steel previously accounted for its investment in Transtar under the equity method of accounting.

3. Divestiture

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

The gross proceeds from the sale were $55 million and resulted in a pretax gain on disposal of assets of $13 million in the second quarter of 2003. In addition, EITF 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992” requires that enterprises no longer having operations in the coal industry must account for their entire obligation related to the multiemployer health care benefit plans created by the Act as a loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Accordingly, U. S. Steel recognized the present value of these obligations in the amount of $85 million, resulting in the recognition of an extraordinary loss of $52 million, net of tax of $33 million.

4. Summary of Principal Accounting Policies

Principles applied in consolidation—These financial statements include the accounts of U. S. Steel and its majority-owned subsidiaries. Intercompany accounts, transactions and profits have been eliminated in consolidation.

The accounts of businesses acquired have been included in the consolidated financial statements from the dates of acquisition. See Note 2 for further discussion of businesses acquired.

Investments in entities over which U. S. Steel has significant influence are accounted for using the equity method of accounting and are carried at U. S. Steel’s share of net assets plus loans and advances. Differences in the basis of the investment and the underlying net asset value of the investee, if any, are amortized into earnings over the remaining useful life of the associated assets.

Investments in companies whose equity has no readily determinable fair value are carried at cost and are periodically reviewed for impairment.

Income (loss) from investees includes U. S. Steel’s proportionate share of income (loss) from equity method investments, recorded on a one month lag. Gains or losses from changes in ownership of unconsolidated investees are recognized in the period of change. Unrealized profits and losses on transactions with equity investees have been eliminated in consolidation.

Use of estimates—Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; environmental liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; and assets and obligations related to employee benefits. Actual results could differ from the estimates and assumptions used.

Revenue recognition—Revenues are recognized when products are shipped, properties are sold or services are provided to customers, the sales price is fixed and determinable, collectibility is reasonably assured, and title and risks of ownership have passed to the buyer. Revenues for mineral interest royalties are recorded when the cash is received, which approximates the accrual method. Shipping and other transportation costs charged to buyers are recorded in both revenues and cost of revenues.

Cash and cash equivalents—Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities of three months or less.

Inventories—Inventories are carried at lower of cost or market on a worldwide basis. The last-in, first-out (LIFO) method of inventory costing was used on 89% and 92% of inventories at December 31, 2003 and 2002, respectively.

Derivative instruments—U. S. Steel uses commodity-based and foreign currency derivative instruments to manage its exposure to price risk. Futures, forwards, swaps and options are used to reduce the effects of fluctuations in the purchase price of natural gas and nonferrous metals and also certain business transactions denominated in foreign currencies. U. S. Steel has not elected to designate derivative instruments as qualifying for hedge accounting treatment. As a result, the changes in fair value of all derivatives are recognized immediately in results of operations.

Property, plant and equipment—U. S. Steel records depreciation on a modified straight-line or straight-line method utilizing a composite or group asset approach based upon estimated lives of assets. The modified straight-line method is utilized for domestic steel producing assets and is based on production levels. The modification factors applied to straight-line calculations range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level. Applying modification factors decreased depreciation expense by $21 million, $15 million and $49 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

When property, plant and equipment depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as assets held for sale. Proceeds from the disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on income.

Major maintenance activities—U. S. Steel incurs planned major maintenance costs on all of its major equipment. Costs that extend the life of the asset are separately capitalized in property, plant and equipment and are amortized over their estimated useful life. All other repair and maintenance costs are expensed as incurred.

Environmental remediation—Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve existing assets’ environmental safety or efficiency. U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. The timing of remediation accruals typically coincide with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted if the amount and timing of the cash disbursements are readily determinable.

Asset retirement obligations—As required by SFAS No. 143, Accounting for Asset Retirement Obligations, asset retirement obligations are initially recorded at fair value and are capitalized as part of the cost of the related long-lived asset and depreciated in accordance with U. S. Steel’s depreciation policies for property, plant and equipment. The fair value of the obligation is determined in accordance with Statement of Financial Accounting

Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” as the discounted value of expected future cash flows. Accretion expense is recorded each month to increase this discounted obligation over time. Certain asset retirement obligations are not recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate fair value.

Pensions, other postretirement and postemployment benefits—U. S. Steel has noncontributory defined benefit pension plans and defined benefit retiree health care and life insurance plans (other postretirement benefits) that cover the majority of its domestic employees on their retirement. The net pension and other postretirement benefits obligations recorded and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets, salary increases, the mortality of participants and the current level and escalation of health care costs in the future. Additionally, U. S. Steel recognizes an obligation to provide postemployment benefits for disability-related claims covering indemnity and medical payments for certain domestic employees. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses are deferred and amortized over future periods.

U. S. Steel elected to account for the effect of recent government medicare drug legislation at December 31, 2003, as permitted by FASB Staff Position (FSP) FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” as a reduction in the accumulated plan benefit obligation and an actuarial gain. However, there could be significant clarifications of the legislative details of the bill in the future that could alter the assumptions made, and accounting directives could be issued that would cause the actuarial gains to be revised or their accounting treatment modified.

Concentration of credit and business risks—U. S. Steel is exposed to credit risk in the event of nonpayment by customers principally within the automotive, steel, container and construction industries. Changes in these industries may significantly affect management’s estimates and U. S. Steel’s financial performance. U. S. Steel mitigates its exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. USSK and USSB mitigate credit risk for approximately 60% and 75% of their revenues, respectively, by requiring bank guarantees, letters of credit, credit insurance, prepayment or other collateral.

The majority of U. S. Steel’s customers are located in the United States and Central and Western Europe. No single customer accounts for more than 10% of gross annual revenues.

Foreign currency risk—U. S. Steel, through USSE, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar.

Stock-based compensation—U. S. Steel has various stock-based employee compensation plans, which are described more fully in Note 18. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income for the stock options or stock appreciation rights (SARs) at the date of grant, as all options and SARs granted had an exercise price equal to the market value of the underlying common stock. When the stock price exceeds the grant price, SARs are adjusted for changes in the market value and compensation expense is recorded. Deferred compensation for restricted stock under the United States Steel Corporation 2002 Stock Plan (2002 Stock Plan) and the USX Corporation 1990 Stock Plan (1990 Stock Plan) is charged to equity when the restricted stock is granted and subsequently adjusted for changes in the market value of the underlying stock. The deferred compensation is then expensed over the vesting period and adjusted if conditions of the restricted stock grant are not met. Deferred compensation for the restricted stock plan for certain salaried employees who are not officers of the Corporation is charged to equity when the restricted stock is granted and subsequently expensed over the vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

	2003	2002	2001
(In millions, except per share data)

Net income (loss) applicable to common stock, as reported	$(479)	$61	$(218)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	48	3	4
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(45)	(7)	(7)

Pro forma net income (loss) applicable to common stock	$(476)	$57	$(221)

Basic and diluted net income (loss) per share
—As reported	$(4.64)	$.62	$(2.45)
—Pro forma	(4.61)	.58	(2.48)

The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

	2003	2002	2001

Weighted average grant date exercise price per share	$14.38	$20.42	$19.89
Expected annual dividends per share	$.20	$.20	$.20
Expected life in years	5	5	5
Expected volatility	45%	43%	40%
Risk-free interest rate	2.4%	4.4%	4.9%

Weighted-average grant date fair value of options granted during the year, as calculated from above	$5.40	$8.29	$7.69

Deferred taxes—Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include U. S. Steel’s expectation to generate sufficient future taxable income and management’s intent regarding the permanent reinvestment of the earnings from certain foreign subsidiaries. Deferred tax liabilities have not been recognized for the undistributed earnings of certain foreign subsidiaries, primarily USSK, because management intends to permanently reinvest such earnings in those foreign operations. U. S. Steel records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Insurance—U. S. Steel is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

Reclassifications—Certain reclassifications of prior years’ data have been made to conform to 2003 classifications.

5. New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” (FIN 46R) which addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack the characteristics of a controlling financial interest. The

Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity.

FIN 46R must be applied to all entities subject to this Interpretation as of March 31, 2004. However, prior to the required application of this Interpretation, FIN 46R must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no financial statement impact from the application of this Interpretation at December 31, 2003. At this time U. S. Steel has not completed the assessment of the effects of the application of this Interpretation on its financial position or results of operations at March 31, 2004.

In April 2003, the FASB issued SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain outlined exceptions. This Statement was adopted with no initial impact.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring these instruments be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in the Statement is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement was adopted with no initial impact.

6. Segment Information

During 2003, U. S. Steel had five reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), Tubular Products (Tubular), Real Estate and Straightline Source (Straightline). Straightline was closed to new business effective December 31, 2003, and will be shut down in 2004 after existing contractual obligations are fulfilled and inventories are depleted. In addition, the results of several operating segments that do not constitute reportable segments were combined and disclosed in the Other Businesses category.

Effective with the third quarter of 2003, the composition of the Flat-rolled segment was changed to include the results of the coke operations at Clairton Works and Gary Works, which were previously reported in Other Businesses. This change reflected U. S. Steel’s recent management consolidations. Effective with the fourth quarter of 2003, benefit expenses for current retirees are separately identified and are no longer allocated to the reportable segments and Other Businesses. These expenses include pensions, health care, life insurance and any profit-based expenses for the benefit of retirees. Benefit expenses for active employees continue to be allocated to the reportable segments and Other Businesses. Furthermore, U. S. Steel previously allocated certain corporate costs only to the Flat-rolled and Tubular reportable segments and Other Businesses and now allocates these costs to all domestic reportable segments and Other Businesses. These changes were made so that the operating results of U. S. Steel’s reportable segments will better reflect their current contribution and so that U. S. Steel’s segment results will be more comparable to those of its primary competitors who do not have significant retiree obligations. The reportable segments reported are reflective of the information reviewed by the chief operating decision maker. Comparative results for 2002 and 2001 have been conformed to the current year presentation.

The Flat-rolled segment includes the operating results of U. S. Steel’s domestic integrated steel mills and equity investees involved in the production of sheet, tin mill products and strip mill plate, as well as all domestic coke production facilities. These operations are principally located in the United States and primarily serve customers in the transportation (including automotive), appliance, service center, conversion, container and construction markets. Effective May 20, 2003, the Flat-rolled segment includes the operating results of Granite City Works, Great Lakes Works, the Midwest Plant, ProCoil and U. S. Steel’s equity interest in Double G, which were acquired from National. In a non-monetary transaction in November 2003, U. S. Steel’s plate mill at Gary Works was exchanged for a pickling line.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill in Slovakia; and effective September 12, 2003, USSB, U. S. Steel’s facilities in Serbia. Prior to September 12, 2003, this segment included the operating results of activities under facility management and support agreements with Sartid. These agreements were terminated in conjunction with the acquisition. USSE produces and sells sheet, strip mill plate, tin mill, tubular, precision tube and specialty steel products. USSE primarily serves customers in the central and western European construction, conversion, appliance, transportation, service center, container, and oil, gas and petrochemical markets. In June 2003, USSK sold its equity interest in Rannila Kosice, s.r.o.

The Tubular segment includes the operating results of U. S. Steel’s domestic tubular production facilities and prior to its sale in May 2003, included U. S. Steel’s equity interest in Delta Tubular Processing (Delta). These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemical markets.

The Real Estate segment includes the operating results of U. S. Steel’s mineral interests that are not assigned to other operating units; and residential, commercial and industrial real estate that is managed or developed for sale or lease. In April 2003, U. S. Steel sold certain coal seam gas interests in Alabama for $34 million. In December 2003, U. S. Steel contributed timber cutting rights with an appraised value of $59 million to its defined benefit pension plan. Prior to the coal seam gas sale and the timber contribution, income generated from these assets was reported in the Real Estate segment. U. S Steel has entered into an agreement to sell the remaining mineral interests administered by the Real Estate segment. See Note 15.

The Straightline segment includes the operating results of U. S. Steel’s technology-enabled steel distribution business that was closed to new business effective December 31, 2003, and will be shut down in 2004.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of iron-bearing taconite pellets, transportation services, and engineering and consulting services. Effective May 20, 2003, Other Businesses include the operating results of the Keewatin taconite pellet operations and Delray, which were acquired from National. Prior to the Mining Sale on June 30, 2003, Other Businesses were involved in the mining, processing and sale of coal.

The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income (loss) from operations. Income (loss) from operations for reportable segments and Other Businesses does not include net interest and other financial costs, the income tax provision (benefit), benefit expenses for current retirees and certain other items that management believes are not indicative of future results. Information on segment assets is not disclosed as it is not reviewed by the chief operating decision maker.

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

The results of segment operations are as follows:

(In millions)	Flat- rolled	USSE	Tubular	Real Estate	Straight- line	Total Reportable Segments	Other Businesses	Reconciling Items	Total U. S. Steel

2003
Revenues and other income:
Customer	$6,401	$1,817	$573	$87	$138	$9,016	$312	$—	$9,328
Intersegment	213	11	—	11	—	235	629	(864)	—
Equity income (loss)(a)	16	1	—	—	—	17	(17)	(11)	(11)
Other	17	5	5	9	—	36	3	102	141

Total	$6,647	$1,834	$578	$107	$138	$9,304	$927	$(773)	$9,458

Income (loss) from operations	(54)	203	(25)	50	(70)	104	(35)	(799)	(730)
Depreciation, depletion and amortization	250	50	15	1	5	321	42	—	363
Capital expenditures	101	121	50	1	2	275	41	—	316

2002
Revenues and other income:
Customer	$4,649	$1,168	$519	$87	$73	$6,496	$453	$—	$6,949
Intersegment	191	11	—	8	—	210	582	(792)	—
Equity income (loss)(a)	1	2	—	—	—	3	(9)	39	33
Other	1	4	—	6	—	11	3	58	72

Total	$4,842	$1,185	$519	$101	$73	$6,720	$1,029	$(695)	$7,054

Income (loss) from operations	$(84)	$110	$(6)	$50	$(45)	$25	$33	$70	$128
Depreciation, depletion and amortization	244	41	10	1	4	300	50	—	350
Capital expenditures	47	97	52	1	8	205	53	—	258

2001
Revenues and other income
Customer	$4,122	$1,060	$714	$96	$2	$5,994	$396	$(104)	$6,286
Intersegment	229	—	—	12	—	241	510	(751)	—
Equity income (loss)(a)	(37)	1	1	—	—	(35)	(15)	114	64
Other	—	3	—	16	—	19	6	—	25

Total	$4,314	$1,064	$715	$124	$2	$6,219	$897	$(741)	$6,375

Income (loss) from operations	$(596)	$123	$74	$63	$(19)	$(355)	$(62)	$12	$(405)
Depreciation, depletion and amortization	215	38	11	1	1	266	40	38	344
Capital expenditures	144	61	5	2	19	231	56	—	287

(a)	Represents equity in earnings (losses) of unconsolidated investees.

The following are schedules of reconciling items:

(In millions)	2003	2002	2001

Revenues and Other Income:
Elimination of intersegment revenues	$(864)	$(792)	$(751)
Income from sale of coal seam gas interests	34	—	—
Gain on sale of coal mining assets	13	—	—
Insurance recoveries related to USS-POSCO fire	—	39	46
Gain on timber contribution to pension plan	55	—	—
Federal excise tax refund	—	38	—
Gain on VSZ share sale	—	20	—
Gain on Transtar reorganization	—	—	68
Asset impairments—trade and other receivables	—	—	(104)
—cost method investment	(11)	—	—

Total	$(773)	$(695)	$(741)

Income (Loss) From Operations:
Retiree benefit (expenses) credits	$(107)	$79	$127
Other items not allocated to segments:
Gain on timber contribution to pension plan	55	—	—
Income from sale of coal seam gas interests	34	—	—
Gain on sale of coal mining assets	13	—	—
Insurance recoveries related to USS-POSCO fire	—	39	46
Workforce reduction charges	(621)	—	—
Stock appreciation rights	(75)	—	—
Costs related to Straightline shutdown	(16)	—	—
Litigation items	(25)	9	—
Federal excise tax refund	—	38	—
Gain on VSZ share sale	—	20	—
Pension settlement losses	—	(100)	—
Costs related to Fairless shutdown	—	(1)	(38)
Costs related to Separation	—	—	(25)
Gain on Transtar reorganization	—	—	68
Asset impairments—loss on plate mill swap	(46)	—	—
—cost method investment	(11)	—	—
—intangible assets	—	—	(20)
—trade and other receivables	—	(14)	(146)

Total	$(799)	$70	$12

Depreciation, Depletion and Amortization:
Asset impairments—intangible assets	$—	$—	$20
Depreciation costs related to Fairless shutdown	—	—	18

Total	$—	$—	$38

Revenues by Product:

(In millions)	2003	2002	2001

Sheet and semi-finished steel products	$6,382	$4,048	$3,163
Plate and tin mill products	1,035	1,057	1,273
Tubular products	556	554	755
Raw materials (coal, coke and iron ore)(a)	389	502	485
Other(b)	966	788	610

Total	$9,328	$6,949	$6,286

(a)	Includes revenue from the sale of coal prior to the Mining Sale on June 30, 2003.
(b)	Includes revenue from the sale of steel production by-products; transportation services; steel mill products distribution; the management of mineral resources; the management and development of real estate; and engineering and consulting services.

Geographic Area:

The information below summarizes revenues and other income and property, plant and equipment, equity investments, and split dollar life insurance (assets) based on the location of the operating segment to which they relate.

(In millions)	Year	Revenues and Other Income	Assets

United States	2003	$7,618	$3,080
	2002	5,864	2,777
	2001	5,302

Europe	2003	1,839	604
	2002	1,184	491
	2001	1,064

Other Foreign Countries	2003	1	6
	2002	6	7
	2001	9

Total	2003	$9,458	$3,690
	2002	7,054	3,275
	2001	6,375

7. Income from Investees

Income from investees in 2003 includes an impairment charge of $11 million due to an other than temporary decline in value of a cost method investment. Income from investees in 2002 and 2001 included a pretax gain of $39 million and $46 million, respectively, for U. S. Steel’s share of insurance recoveries related to the May 31, 2001 fire at the USS-POSCO joint venture.

8. Net Gains on Disposal of Assets

In December 2003, U. S. Steel completed a voluntary contribution of timber cutting rights, which were valued at $59 million, to its defined benefit pension plan. The net book value of these assets was $4 million resulting in a $55 million gain on disposal of assets.

9. Other Income

In 2003, U. S. Steel received $14 million as a result of trade adjustment assistance legislation.

On April 25, 2003, U. S. Steel sold certain coal seam gas interests in Alabama for net cash proceeds of approximately $34 million, which is reflected in other income.

In 2002, U. S. Steel recognized pretax income of $38 million associated with the recovery of black lung excise taxes that were paid on coal export sales during the period 1993 through 1999. Of the $38 million of cash received, $11 million represented interest.

10. Restructuring Charges

During 2003, U. S. Steel implemented a restructuring program to reduce its cost structure primarily through workforce and administrative cost reductions, a new labor agreement with the United Steelworkers of America, industry consolidation and the divestiture of non-core assets. The domestic steel industry is restructuring after many years of low prices and worldwide oversupply. One factor facilitating the restructuring of the domestic steel industry has been the reduced cost structure through the elimination of unfunded pension, healthcare and other legacy costs for companies that went through the bankruptcy process.

During 2003, U. S. Steel incurred $683 million of restructuring related costs. These restructuring charges included employee severance and benefit charges of $623 million and fixed asset impairments of $60 million.

The restructuring charges include:

•	Curtailment expenses of $310 million for pensions and $64 million for other postretirement benefits (OPEB) related to employee reductions under the Transition Assistance Program (TAP) for union employees, other retirements, layoffs and asset dispositions;

•	Termination benefit charges of $40 million primarily for enhanced benefits provided to U. S. Steel employees retiring under the TAP;

•	Early retirement cash incentives of $103 million related to the TAP;

•	Salaried benefits under the layoff benefit program of $9 million; and

•	Pension settlement losses of $97 million.

The fixed-asset impairment charges of $60 million relate to the November 1, 2003 non-monetary exchange of U. S. Steel’s plate mill at Gary Works for the assets of International Steel Group Inc.’s No. 2 pickle line at its Indiana Harbor Works and the write-off of fixed assets of the Straightline segment which was closed to new business effective December 31, 2003 due to continued operating losses. Straightline will be shut down in 2004 as soon as existing contractual obligations have been fulfilled and inventories are depleted.

The table below sets forth the significant components and activity in the restructuring program during 2003:

(In millions)	Restructuring charges	Non-cash charges	Cash payments	Accrual at December 31, 2003

Employee severance and benefits:
Pension and OPEB curtailment(a)	$374	$374	$—	$—
Termination benefits(a)	40	40	—	—
Cash incentives	103	—	86	17
Layoff benefits	9	—	3	6
Pension settlement	97	97	—	—

Total	623	511	89	23
Fixed asset impairments:
Plate mill	46	46	—	—
Straightline	14	14	—	—

Total	60	60	—	—

Total restructuring charges	$683	$571	$89	$23

(a)	Any liability associated with these charges is calculated and recorded as part of the pension and other postretirement obligation. See Note 22.

The accrual of $23 million is included in payroll and benefits payable on the balance sheet at December 31, 2003, and is expected to be paid out within the next twelve months.

11. Net Interest and Other Financial Costs

(In millions)	2003		2002	2001

Interest and other financial income:
Interest income	$6		$5	$13
Foreign currency remeasurement gains (losses)	20		16	(1)

Total	26		21	12

Interest and other financial costs:
Interest incurred	154		129	186
Less interest capitalized	8		5	1

Net interest	146		124	185
Interest on tax issues	—	(a)	4	(58	)(a)
Financial costs on:
Sale of receivables	2		3	—
Inventory facility	1		2	—
Trust preferred securities	—		—	13
Preferred stock of subsidiary	—		—	11
Amortization of discounts and deferred financing costs	7	(b)	3	2

Total	156		136	153

Net interest and other financial costs	$130		$115	$141

(a)	Includes a favorable adjustment of $17 million and $67 million for 2003 and 2001, respectively, related to prior years’ taxes.
(b)	Includes $3 million write-off of deferred financing costs associated with the $400 million inventory facility which was replaced by a $600 million facility in May 2003.

Net interest and other financial costs include amounts related to the remeasurement of USSK’s and USSB’s net monetary assets into the U.S. dollar, which is USSK’s and USSB’s functional currency.

12. Income Per Common Share

Net loss per common share for 2003 is calculated by adjusting the net loss for dividend requirements of preferred stock and is based on the average number of common shares outstanding during the year. Net income per common share for 2002 is based on the weighted average number of common shares outstanding during the year. Diluted net loss per common share for 2003 assumes the exercise of stock options and conversion of preferred stock, provided the effect is dilutive. Diluted net income per common share in 2002 assumes the exercise of stock options, provided the effect is dilutive.

Prior to December 31, 2001, the businesses comprising U. S. Steel were an operating unit of Marathon and did not have any public equity securities outstanding. In connection with the Separation, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock. Basic and diluted net income (loss) per share for 2001 are calculated by dividing net income (loss) for the period by the number of outstanding common shares at December 31, 2001, the date of the Separation.

Potential common stock of 14,214,521 shares related to the conversion of preferred stock and 7,112,773 shares related to employee stock options have been excluded from the computation of diluted net loss for 2003. Potential common stock related to employee options to purchase 6,163,693 shares of common stock have been excluded from the computation of diluted net income (loss) per share for 2002, and 4,478,421 shares have been excluded for 2001 because their effect was antidilutive.

Computation of Income Per Share	2003	2002	2001

Net income (loss) applicable to common stock (in millions)	$(479)	$61	$(218)
Weighted average shares outstanding (in thousands):
Basic	103,179	97,426	89,223
Diluted	103,179	97,428	89,223
Per share—basic and diluted	$(4.64)	$.62	$(2.45)

13. Inventories

	December 31
(In millions)	2003	2002

Raw materials	$212	$228
Semi-finished products	575	472
Finished products	427	271
Supplies and sundry items	69	59

Total	$1,283	$1,030

At December 31, 2003 and 2002, the LIFO method accounted for 89% and 92%, respectively, of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $270 million in 2003 and $310 million in 2002. Cost of revenues was reduced and loss from operations was improved by $10 million and $24 million in 2003 and 2001, respectively, and cost of revenues was increased and income from operations was reduced by $1 million in 2002 as a result of liquidations of LIFO inventories.

Inventories increased by $501 million and $6 million in 2003 as a result of the acquisition of National’s assets and Sartid, respectively.

Supplies and sundry items inventory in the table above includes $42 million and $43 million of land held for residential/commercial development by U. S. Steel’s Real Estate segment as of December 31, 2003 and 2002, respectively.

14. Income Taxes

Provisions (benefits) for income taxes were:

	2003			2002			2001
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$(14)	$(359)	$(373)	$(12)	$(28)	$(40)	$(326)	$38	$(288)
State and local	3	(73)	(70)	—	(6)	(6)	(23)	(13)	(36)
Foreign	2	(13)	(11)	3	(5)	(2)	3	(7)	(4)

Total	$(9)	$(445)	$(454)	$(9)	$(39)	$(48)	$(346)	$18	$(328)

A reconciliation of the federal statutory tax rate of 35% to total provisions (benefits) follows:

(In millions)	2003	2002	2001

Statutory rate applied to income (loss) before income taxes	$(301)	$4	$(191)
Excess percentage depletion	(1)	(1)	(1)
Effects of foreign operations	(88)	(39)	(38)
State and local income taxes after federal income tax effects	(46)	(4)	(23)
Nontaxable gain from ownership change	—	—	(24)
Adjustments of prior years’ federal income taxes	(19)	(8)	(18)
Dispositions of investments	—	—	(33)
Other	1	—	—

Total provisions (benefits)	$(454)	$(48)	$(328)

Deferred tax assets and liabilities resulted from the following:

	December 31
(In millions)	2003	2002

Deferred tax assets:
Federal tax loss carryforwards (expiring in 2022 through 2023)	$206	$27
State tax credit carryforwards ($4 million expiring in 2004 through 2011, $2 million do not expire)	6	4
State tax loss carryforwards (expiring in 2006 through 2023)	43	14
Foreign tax loss carryforwards ($4 million expiring in 2013, $28 million do not expire)	32	23
Employee benefits	999	1,412
Receivables, payables and debt	70	57
Expected federal benefit for deducting state deferred income taxes	—	25
Contingencies and accrued liabilities	67	70
Other deductible temporary differences	47	20
Valuation allowances:
Federal	(177)	—
State	(32)	(7)
Foreign	(32)	(23)

Total deferred tax assets	1,229	1,622

Deferred tax liabilities:
Property, plant and equipment	455	365
Pension asset	—	1,129
Inventory	82	45
Investments in subsidiaries and equity investees	60	56
Other taxable temporary differences	28	36

Total deferred tax liabilities	625	1,631

Net deferred tax assets (liabilities)	$604	$(9)

At December 31, 2003, the amount of net deferred tax assets determined to be realizable was measured by calculating the tax effect of the tax planning strategies that are estimated to generate approximately $1.3 billion in taxable income. Tax planning strategies include actions that are prudent and feasible, and that management ordinarily might not take, but would take, if necessary to realize a deferred tax asset, unless the need to do so is eliminated in future years. These tax planning strategies include the implementation of the previously announced plan to dispose of non-strategic assets, the sale of non-integral domestic and foreign operating assets as well as the ability to elect alternative accounting methods. Based on this assessment, as of December 31, 2003, the company determined that it is more likely than not that $604 million of such assets will be realized, therefore resulting in a valuation allowance of $241 million. The amount of the realizable deferred tax assets could be adversely affected to the extent that losses continue in the future, if there are changes in assumptions underlying the tax-planning strategies, or if further charges result from an increase in the additional minimum pension liability.

In the fourth quarter of 2003, U. S. Steel merged its two major defined benefit pension plans. Based on the year-end measurement of this merged plan and another smaller plan, U. S. Steel was required to increase the additional minimum liability which resulted in an increase to deferred tax assets. The corresponding fourth quarter non-cash charge to equity of $534 million reflected a full valuation allowance of $209 million ($177 Federal and $32 State). The total cumulative net charge against equity at December 31, 2003, of $1.5 billion could increase or be partially or totally reversed at a future measurement date depending on the funded status of the plans and/or changes in the discount rate used to measure the accumulated benefit obligations. Should the cumulative net charge against equity be totally reversed, the corresponding reduction in the valuation allowance would be recorded through equity. Should the deferred tax assets, other than those related to additional minimum pension liabilities, increase or if changes in assumptions underlying the tax-planning strategies occur, the corresponding change to the valuation allowance would be recorded as a provision or benefit in continuing operations.

Furthermore, a provision of $9 million, was recorded against the foreign deferred tax assets. A full valuation allowance was recorded for Serbian deferred tax assets due to the lack of historical information and the losses experienced since acquisition. A state deferred tax valuation allowance of $7 million previously charged to other comprehensive income was reversed in 2003.

The consolidated tax returns of Marathon for the years 1995 through 2001 are under various stages of audit and administrative review by the IRS. U. S. Steel believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled. During 2003, the audit of Marathon for the years 1992 through 1994 was settled with the IRS and allocated to U. S. Steel, resulting in the recognition of a $13 million benefit.

Pretax income in 2003, 2002 and 2001 included $218 million, $106 million and $103 million of income, respectively, attributable to foreign sources.

Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2003, amounted to $481 million. No provision for deferred income taxes has been made for these subsidiaries because U. S. Steel intends to permanently reinvest such earnings in foreign operations. If such earnings were not permanently reinvested, a U.S. deferred tax liability of approximately $170 million would have been required.

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60% of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. See Note 31 for a discussion of the capital improvement program commitments to the Slovak government. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100% of USSK’s tax liability for years 2000 through 2004 and 50% for the years 2005 through 2009. Management believes that USSK has fulfilled all of the necessary conditions for claiming the tax credit for 2000 through 2003. As a result of claiming these tax credits and management’s intent to reinvest earnings in foreign operations, virtually no income tax provision is recorded for USSK income.

In October 2002, a tax credit limit was negotiated by the Slovak government as part of the Accession Treaty governing Slovakia’s entry into the European Union (EU). The Treaty limits to $500 million the total tax credit to be granted to USSK during the period 2000 through 2009. The Treaty also places limits upon USSK’s flat-rolled production and export sales to the EU, allowing for modest growth each year through 2009. The limits upon export sales to the EU take effect upon Slovakia’s entry into the EU, which is expected to occur in May 2004. A question has recently arisen with respect to the effective date of the production limits. Slovakia representatives have stated their belief that the Treaty intended that these limits take effect upon entry into the EU, whereas the European Commission has taken the position that the flat-rolled production limitations apply as of 2002. Discussions between representatives of Slovakia and the European Commission are ongoing. Although it is not possible to predict the outcome of those discussions, a settlement could take many forms including a reduction in USSK’s tax credit, a payment for taxes based on a portion of production for years 2002 and 2003, or the acceleration of certain restrictions upon USSK’s flat-rolled production and/or sales into the EU. At this time, it is not possible to predict the impact of such a settlement upon U. S. Steel’s financial position, results of operations or cash flows.

U. S. Steel and Marathon entered into a tax sharing agreement that reflects each party’s rights and obligations relating to payments and refunds of income, sales, transfer and other taxes that are attributable to periods ending on, before or including December 31, 2001, and taxes resulting from transactions effected in connection with the Separation.

The tax sharing agreement incorporates the general tax sharing principles of the former tax allocation policy. In general, U. S. Steel and Marathon will make payments between them such that, with respect to any consolidated, combined or unitary tax returns for any taxable period or portion thereof ending on or before December 31, 2001, the amount of taxes to be paid by each of U. S. Steel and Marathon will be determined, subject to certain adjustments, as if the former groups each filed their own consolidated, combined or unitary tax return. The tax sharing agreement also provides for payments between U. S. Steel and Marathon for certain tax adjustments which may be made after the Separation. Other provisions address, but are not limited to, the handling of tax audits, settlements and return filing in cases where both U. S. Steel and Marathon have an interest in the results of these activities.

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

Additionally, pursuant to the tax sharing agreement, U. S. Steel and Marathon have agreed through various representations and covenants to protect the tax-free status of the Separation. To the extent that a breach of a representation or covenant results in corporate tax being imposed, the breaching party, either U. S. Steel or Marathon, will be responsible for the payment of the corporate tax. See further discussion in Note 31.

15. Assets Held for Sale

U. S. Steel has entered into an agreement to sell the rights, title and interest to certain fee, mineral and surface real estate interests administered by USS Real Estate, which is expected to result in a gain of approximately $40 million in the first quarter of 2004. Accordingly, these interests were classified as assets held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and reported in other current assets on the balance sheet at December 31, 2003. The net book value of these assets of $23 million was previously reported in the land and depletable property category of property, plant, and equipment.

16. Investments and Long-Term Receivables

	December 31
(In millions)	2003	2002

Equity method investments	$248	$269
Other investments	2	13
Receivables due after one year, less allowance of $4 and $2	1	4
Mortgages	5	19
Split dollar life insurance	27	28
Other	6	8

Total	$289	$341

Summarized financial information of investees accounted for by the equity method of accounting is as follows:

(In millions)	2003	2002	2001

Income data—year:
Revenues and other income	$1,734	$1,495	$2,244
Operating income (loss)	2	(21)	(182)
Net income (loss)	(54)	(73)	(295)

Balance sheet data—December 31:
Current assets	$359	$376
Noncurrent assets	729	803
Current liabilities	277	288
Noncurrent liabilities	281	319

Investees accounted for using the equity method include:

Investee	Country	December 31, 2003 Ownership
Acero Prime. S. R. L de CV	Mexico	44%
Chrome Deposit Corporation	United States	50%
Clairton 1314B Partnership, L.P.	United States	(a )
Double Eagle Steel Coating Company	United States	50%
Double G Coatings L.P.	United States	50%
Feralloy Processing Company	United States	49%
Olympic Laser Processing	United States	50%
PRO-TEC Coating Company	United States	50%
USS-POSCO Industries	United States	50%
Worthington Specialty Processing	United States	50%

(a)	Interest in profits and losses was 1.75% through April 16, 2002. From April 17, through December 31, 2002, interest in profits and losses was 1.75% except for depreciation and amortization expense which was 45.75%. The interest in all profits and losses increased to 45.75% on January 1, 2003. See discussion below.

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

U. S. Steel had a 16% investment in Republic Technologies Holdings, LLC (Republic) which was accounted for under the equity method of accounting until the first quarter of 2001, when investments in and advances to Republic were reduced to zero. Republic filed a voluntary petition for bankruptcy in April 2001 to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Due to Republic’s filing for bankruptcy, further deterioration of Republic’s financial position and progression in the bankruptcy proceedings, U. S. Steel recorded pretax charges reflected as reductions in revenues of $100 million in 2001 to impair trade accounts receivable from Republic. Additional pretax charges of $42 million in 2001 and $14 million in 2002 were recorded to impair retiree medical claim reimbursements owed by Republic. These charges are reflected in selling, general and administrative expenses. The operating assets of Republic were sold in July 2002 through a bankruptcy court administered auction process. The remaining assets of Republic were liquidated through Chapter 11 liquidation proceedings. U. S. Steel received no proceeds from the initial sale of assets or from the liquidation. As a result, U. S. Steel wrote off all receivables from Republic against the associated reserves in the fourth quarter of 2002.

U. S. Steel operates and sells coke and by-products through the Clairton 1314B Partnership, L.P. in which it is the sole general partner. There are two unaffiliated limited partners. U. S. Steel is responsible for purchasing, operations and product sales and accounts for its interest in the partnership under the equity method of accounting. The partnership at times had operating cash shortfalls in 2003 and 2002 that were funded with loans from U. S. Steel. There were no outstanding loans with the partnership at December 31, 2003 and 2002. An unamortized deferred gain from the formation of the partnership of $150 million is included in deferred credits and other liabilities in the balance sheet. The gain will not be recognized in income as long as U. S. Steel has a commitment to fund cash shortfalls of the partnership. See further discussion in Note 31.

Dividends and partnership distributions received from equity investees were $36 million in 2003, $24 million in 2002 and $17 million in 2001.

For discussion of transactions and related receivables and payable balances between U. S. Steel and its investees, see Note 29.

17. Property, Plant and Equipment

		December 31
(In millions)	Useful Lives	2003	2002

Land and depletable property	—	$170	$185
Buildings	35 years	662	619
Machinery and equipment	4-22 years	9,365	9,166
Leased machinery and equipment	3-25 years	175	103

Total		10,372	10,073
Less accumulated depreciation, depletion and amortization		6,957	7,095

Net		$3,415	$2,978

Amounts in accumulated depreciation, depletion and amortization for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $100 million and $95 million at December 31, 2003 and 2002, respectively.

Property, plant and equipment increased by $471 million and $26 million in 2003 as a result of the acquisition of National’s assets and Sartid, respectively.

On August 14, 2001, U. S. Steel announced its intention to permanently close the pickling, cold rolling and tin mill operations at its Fairless Works. In 2001, a pretax charge of $38 million was recorded related to the shutdown of these operations, of which $18 million is included in depreciation, depletion and amortization, and $20 million is included in cost of revenues. An additional $1 million was recorded in 2002, which is included in cost of revenues.

18. Stock-Based Compensation Plans

The 2002 Stock Plan, which became effective January 1, 2002, replaced the 1990 Stock Plan as a stock-based compensation plan for key management employees of U. S. Steel. The 2002 Stock Plan authorizes the Compensation and Organization Committee of the board of directors to grant restricted stock, stock options and stock appreciation rights to key management employees. Up to 10 million shares are available for grants during the five-year term of the plan. In addition, awarded shares that do not result in shares being issued are available for subsequent grant, and any ungranted shares from prior years’ annual allocations are available for subsequent grants during the years the 2002 Stock Plan is in effect.

Stock options are issued at the market price per share at the date of grant and vest over a one-year service period. Certain options contain the right to receive cash and/or common stock equal to the excess of the fair market value of shares of common stock, as determined in accordance with the plan, over the option price of shares. Under the 2002 Stock Plan, no stock options may be exercised prior to one year or after eight years from the date of grant. Under the 1990 Stock Plan, stock options expired ten years from the date they were granted.

In connection with the Separation, all options to purchase Steel Stock were converted into options to purchase U. S. Steel common stock with identical terms, and the remaining vesting periods and term of the options were continued.

The following is a summary of stock option activity under the former 1990 Stock Plan for 2001 and the 2002 Stock Plan for 2003 and 2002:

	Shares	Price(a)
Balance December 31, 2000	3,478,500	$30.78
Granted	1,089,555	19.89
Exercised	—	—
Canceled	(89,520)	32.56

Balance December 31, 2001	4,478,535	28.09
Granted	1,825,200	20.42
Exercised	—	—
Canceled	(138,465)	27.31

Balance December 31, 2002	6,165,270	25.84
Granted	2,422,000	14.38
Exercised	(902,760)	21.69
Canceled	(355,080)	33.49

Balance December 31, 2003	7,329,430	22.19

(a)	Weighted-average exercise price.

The following table represents outstanding stock options issued under the 2002 Stock Plan and 1990 Stock Plan at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Under Option	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Under Option	Weighted- Average Exercise Price

$ 12.21 – 28.22	5,812,600	6.8 years	$19.02	3,510,700	$22.09

31.69 – 34.44	930,795	2.2	32.54	930,795	32.54

37.28	586,035	4.4	37.28	586,035	37.28

Total	7,329,430	6.0	22.19	5,027,530	25.79

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

The following table presents information on restricted stock grants made under the 2002 Stock Plan for 2003 and 2002 and the 1990 Stock Plan for 2001:

	2003	2002	2001

Number of shares granted	88,600	221,960	54,372
Weighted-average grant-date fair value per share	$15.45	$20.42	$19.89

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

The following table presents information on restricted stock grants under the nonofficer plan:

	2003	2002	2001

Number of shares granted	—	—	390,119
Weighted-average grant-date fair value per share	$—	$—	$18.97

U. S. Steel has a deferred compensation plan for non-employee directors of its Board of Directors. The plan permits participants to defer up to 100% of their annual retainers in the form of common stock units, and it requires non-employee directors to defer at least half of their annual retainers in the form of common stock units. Common stock units are book entry units equal in value to a share of stock. During 2003, 23,182 units were issued; during 2002, 16,993 units were issued; and during 2001, 5,235 units were issued.

U. S. Steel has issued stock appreciation rights (SARs) to certain key employees that provide these employees, at their election, with either stock or a cash payment upon vesting and exercise of such rights representing the difference between the SARs grant price and the market value of the stock on the date of exercise. SARs vest in accordance with the stock option plan to which they relate. U. S. Steel has 6,372,930 outstanding SARs and recorded $75 million of related compensation expense during 2003. This expense resulted from the increase in U. S. Steel’s stock price from $13.12 to $35.02 per share during 2003.

Total stock-based compensation expense was $79 million in 2003, $5 million in 2002 and $6 million in 2001.

19. Short-Term Debt

USSK is the sole obligor on a short-term $10 million credit facility that expires in November 2004. The facility bears interest on prevailing short-term market rates plus 0.75%. USSK is obligated to pay a .25% commitment fee on undrawn amounts. At December 31, 2003, there were no borrowings against this facility. However, availability was reduced by $3 million to $7 million as a result of customs guarantees issued against the facility.

20. Long-Term Debt

	Interest Rates %	Maturity	December 31
(In millions)			2003	2002

Senior Notes	9 3/4	2010	$450	$—
Senior Notes	10 3/4	2008	535	535
Senior Quarterly Income Debt Securities	10	2031	49	49
Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes	4 3/4–6 7/8	2009 – 2033	471	471
Inventory Facility		2007	—	—
Fairfield Caster Lease		2004 – 2012	76	80
Other capital leases and all other obligations		2004 – 2012	74	2
USSK loan	8 1/2	2004 – 2010	281	301
USSK credit facility		2006	—	—

Total			1,936	1,438
Less unamortized discount			3	4
Less amount due within one year			43	26

Long-term debt due after one year			$1,890	$1,408

Senior Notes—In May 2003, U. S. Steel issued $450 million of Senior Notes due May 15, 2010 (9 3/4% Senior Notes). These notes have a coupon interest rate of 9 3/4% per annum payable semi-annually on May 15 and November 15, commencing November 15, 2003. The 9 3/4% Senior Notes were issued under U. S. Steel’s shelf registration statement and were not listed on any national securities exchange. Proceeds from the sale of the 9 3/4% Senior Notes were used to finance a portion of the purchase price to acquire National’s assets. Up to 35% of the aggregate principal amount of the 9 3/4% Senior Notes may be redeemed at any time prior to May 15, 2006, with the proceeds of public offerings of certain capital stock at a redemption price of 109.75% of the principal amount plus accrued interest. In 2001, U. S. Steel issued $535 million of 10 3/4% Senior Notes. Up to 35% of the aggregate principal amount of the 10 3/4% Senior Notes may be redeemed at any time prior to August 1, 2004, with the proceeds of public offerings of certain capital stock at a redemption price of 110.75% of the principal amount plus accrued interest

Senior Quarterly Income Debt Securities (Quarterly Debt Securities)—On December 19, 2001, the Quarterly Debt Securities were issued in an exchange for certain preferred securities of Marathon. Interest is payable quarterly. The Quarterly Debt Securities will be redeemable at the option of U. S. Steel, in whole or in part, on or after December 31, 2006, at 100% of the principal amount redeemed together with accrued but unpaid interest to the redemption date.

Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes—Under an agreement related to the Separation (The Financial Matters Agreement), U. S. Steel assumed and will discharge all principal, interest and other duties of Marathon under these obligations, including any amounts due upon any defaults or accelerations of any of the obligations, other than defaults or accelerations caused by any action of Marathon. The agreement also provides that on or before the tenth anniversary of the Separation (December 31, 2011), U. S. Steel will provide for the discharge of Marathon from any remaining liability under any of these obligations.

Inventory Facility—On May 20, 2003, U. S. Steel entered into a new revolving credit facility that provides for borrowings of up to $600 million that replaced a similar $400 million facility entered into on November 30, 2001. The new facility, which is secured by a lien on U. S. Steel’s inventory and receivables (to the extent not sold under the Receivables Purchase Agreement—see Note 21), expires in May 2007. Interest on borrowings is calculated based on either LIBOR or the agent’s prime rate using spreads based on facility availability as defined in the agreement. Although there were no amounts drawn against this facility at December 31, 2003, availability was reduced to $489 million due to a letter of credit issued against the facility.

Fairfield Caster Lease—U. S. Steel is the sublessee of a slab caster at the Fairfield Works in Alabama. The sublease is accounted for as a capital lease. Marathon is the primary obligor under the lease. Under the Financial Matters Agreement, U. S. Steel assumed and will discharge all obligations under this lease, which has a final maturity of 2012, subject to additional extensions.

Other Capital Leases and all other obligations—U. S. Steel is the sublessee of a coke battery at the Clairton Works in Pennsylvania, which was previously accounted for as an operating lease. This facility is subleased to the Clairton 1314B Partnership until July 2, 2004. Marathon is the primary obligor under the lease. Under the Financial Matters Agreement, U. S. Steel assumed and will discharge all obligations under this lease, which has final maturity in 2012 at which time ownership of the asset will transfer to U. S. Steel.

U. S. Steel is the lessee of a coke battery at the Granite City Works in Illinois. The lease has final maturity in 2012; however, on the lease anniversary date in years 2004-2006, the lessor has the option to require U. S. Steel to purchase the facility for a predetermined price depending on the timing of such purchase. U. S. Steel has an early purchase option in 2010 providing U. S. Steel the right to purchase the facility for a predetermined price.

USSK loan—USSK has a loan with a group of financial institutions whose recourse is limited to USSK. The loan is subject to annual repayments of $20 million beginning in November of 2003, with the balance due in 2010. Mandatory prepayments of the loan may be required based upon a cash flow formula or a change in control of U. S. Steel. A mandatory prepayment of $24 million was made in April of 2002, but no such mandatory prepayment was required in 2003. A mandatory prepayment of $7 million will be required in April 2004.

USSK credit facility—USSK is the sole obligor on a $40 million credit facility that expires in December 2006. The facility bears interest on prevailing market rates plus .90%. USSK is obligated to pay a .25% commitment fee on undrawn amounts.

Covenants—The Notes, Quarterly Debt Securities, USSK loan, USSK credit facility and the Inventory Facility may be declared immediately due and payable in the event of a change in control of U. S. Steel, as defined in the related agreements. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield Caster for $86 million or provide a letter of credit to secure the remaining obligation. Additionally, the Notes contain various other significant restrictions, the majority of which will not apply upon the attainment of an investment grade rating, including restrictions on the payment of dividends, limits on additional borrowings, including limiting the amount of borrowings secured by inventories or sales under the Receivables Purchase Agreement; limits on sale/leasebacks; limits on the use of funds from asset sales and sale of the stock of subsidiaries; and restrictions on U. S. Steel’s ability to invest in joint ventures or make certain acquisitions. The Inventory Facility imposes additional restrictions including limitations on capital expenditures and certain asset sales. The fixed charge coverage ratio test in the Inventory Facility is calculated as the ratio of operating cash flow to cash charges as defined in the agreement of not less than 1.25 times on the last day of any fiscal quarter. This coverage test must be met if availability, as defined in the agreement, is less than $100 million. If the Inventory Facility covenants are breached or if U. S. Steel fails to make payments under its material debt obligations or the Receivables Purchase Agreement, creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral. This may also cause a termination event to occur under the Receivables Purchase Agreement and a default under the Senior Notes. If that occurs, the purchasers under the Receivables Purchase Agreement are entitled to collect all of U. S. Steel’s receivables until they are repaid and the holders of the Senior Notes would be able to declare their obligations immediately due and payable. U. S. Steel was in compliance with all of its debt covenants at December 31, 2003.

Liquidity—U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy its obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Further requirements for U. S. Steel’s business needs, including the funding of capital expenditures, debt service for outstanding financings, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings and other external financing sources. However, there is no assurance that our business will generate sufficient operating cash flow or that external financing sources will be available in an amount sufficient to enable us to service or refinance our indebtedness or to fund other liquidity needs. U. S. Steel believes that it can maintain adequate liquidity through a combination of the deferral of nonessential capital spending, sales of non-strategic assets and other cash conservation measures.

Debt Maturities—Aggregate maturities of long-term debt are as follows (in millions):

Year ending December 31,
2004	2005	2006	2007	2008	Later Years	Total

$43	$29	$33	$43	$571	$1,217	$1,936

21. Sale of Accounts Receivable

On November 28, 2001, U. S. Steel entered into a five-year Receivables Purchase Agreement to sell a revolving interest in eligible trade receivables generated by U. S. Steel and certain of its subsidiaries through a commercial paper conduit program. On May 19, 2003, U. S. Steel entered into an amendment to the agreement which increased funding under the facility to the lesser of eligible receivables or $500 million. Qualifying accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables LLC (USSR), a consolidated wholly owned special purpose entity. USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

Sales of accounts receivable are reflected as a reduction of receivables in the balance sheet and the proceeds received are included in cash flows from operating activities in the statement of cash flows. Under the facility, USSR may sell interests in the receivables up to the lesser of a funding base, comprised of eligible receivables, or $500 million. Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable.

During 2003 and 2002, USSR sold to conduits and subsequently repurchased $190 million and $320 million, respectively, of revolving interest in accounts receivable. As of December 31, 2003 and 2002, $383 million and $343 million, respectively, was available to be sold under this facility. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. During 2003 and 2002, U. S. Steel incurred costs of $2 million and $3 million, respectively, on the sale of its receivables. These costs are included in net interest and other financial costs in the statement of operations.

The table below summarizes cash flows from and paid to USSR:

	2003	2002
(In millions)

Proceeds from:
Collections reinvested	$7,124	$5,114
Securitizations	—	—
Servicing fee	7	6

The table below summarizes the trade receivables for USSR:

	December 31
(In millions)	2003	2002

Balance of accounts receivable, net, purchased by USSR	$655	$451
Revolving interest sold to conduits	—	—

Accounts receivable—net, included in the balance sheet of U. S. Steel	$655	$451

While the term of the facility is five years, the facility also terminates on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the Inventory Facility and other debt obligations, any failure of USSR to maintain certain ratios related to the collectability of the receivables, and failure to extend the commitments of the commercial paper conduits’ liquidity providers which currently terminate on November 24, 2004.

22. Pensions and Other Postretirement Benefits

U. S. Steel has noncontributory defined benefit pension plans covering the majority of domestic employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits are also provided to most domestic salaried employees based upon a percent of total career pensionable earnings. During the fourth quarter of 2003, U. S. Steel merged its two main domestic defined benefit pension plans and the merged plan is now closed to new participants. U. S. Steel includes lump-sum payments payable to certain surviving spouses annually over the remainder of their lives in the calculation of the obligation for its main defined benefit pension plan. The current USWA labor contract requires these payments only until the end of the contract term in 2008; however, the payments have historically been provided under labor agreements in the past.

Effective May 21, 2003, newly hired USWA union employees and union employees hired with the purchase of National will receive pension benefits through the Steelworkers Pension Trust (SPT), a multi-employer pension plan, based upon an hourly contribution the company has negotiated to pay. Effective July 1, 2003, all newly hired salaried employees including all salaried hires from National will receive pension benefits through a defined contribution plan whereby the company agrees to contribute a certain percentage of salary based upon attained age each year.

U. S. Steel also has defined benefit retiree health care and life insurance plans (other benefits) covering most domestic employees upon their retirement. Health care benefits are provided through comprehensive hospital, surgical, major medical and drug benefit provisions or through health maintenance organizations, both subject to various cost sharing features. Effective December 31, 2003, most salaried employees are no longer covered by a company medicare benefit and for most, their pre-medicare company benefit has been modified to be paid from the retiree insurance plan rather than the pension plan. Life insurance benefits are provided to nonunion retiree beneficiaries primarily based on employees’ annual base salary at retirement. For domestic union retirees, life insurance benefits are provided primarily based on fixed amounts negotiated in union labor contracts.

U. S. Steel uses a December 31 measurement date for its plans, and may have an interim measurement date if significant events occur.

	Pension Benefits		Other Benefits
(In millions)	2003	2002	2003	2002

Change in benefit obligations
Benefit obligations at January 1	$7,638	$7,358	$3,171	$2,555
Service cost	103	96	16	18
Interest cost	460	485	181	172
Plan amendments(a)	24	—	(586)	—
Actuarial (gains) losses(b)	538	602	(155)	638
Exchange rate loss	6	—	—	—
Plan merger and acquisition(c)	25	—	213	—
Settlements, curtailments and termination benefits(d)	114	(215)	83	—
Benefits paid	(819)	(688)	(234)	(212)

Benefit obligations at December 31	$8,089	$7,638	$2,689	$3,171

Change in plan assets
Fair value of plan assets at January 1	$7,247	$8,583	$544	$728
Actual return on plan assets	1,260	(434)	72	(21)
Acquisition	1	1	—	—
Exchange rate loss	5	—	—	—
Employer contributions	75	—	19	17
Trustee distributions(e)	—	(18)	—	—
Settlements paid from plan assets	(210)	(197)	—	—
Benefits paid from plan assets	(811)	(688)	(175)	(180)

Fair value of plan assets at December 31	$7,567	$7,247	$460	$544
Benefit obligations at December 31	$8,089	$7,638	$2,689	$3,171

Funded status of plans at December 31	$(522)	$(391)	$(2,229)	$(2,627)
Unrecognized transition asset	(1)	(1)	—	—
Unrecognized prior service cost	440	532	(534)	6
Unrecognized actuarial losses	2,326	2,581	527	770

Net amount recognized	$2,243	$2,721	$(2,236)	$(1,851)

(a)	Primarily recognizes pension and other benefit changes in the new labor agreement with the USWA effective May 21, 2003. Other negotiated benefit changes include significant cost sharing provisions whereby union retirees have higher drug co-pays, added base premium charges and a company cost cap effective for all retiree medical costs beginning in 2006 for most retirees other than certain surviving spouses.
(b)	Other Benefits in 2003 includes recognition of $450 million in estimated savings applicable to assumed changes to retiree participation in company sponsored drug programs due to the December 2003 government medicare drug legislation in combination with the cost cap negotiated with the USWA union. Savings for steelworker participants reflect significant participant withdrawals from the company’s optional drug program starting in 2006 and for mineworker participants reflect a 28 percent government subsidy on projected drug costs paid by the company. Under FSP FAS 106-1, companies are allowed to recognize the estimated savings of the medicare drug legislation in their liabilities as of December 31, 2003. However, there could be significant clarifications of the legislative details of the bill in future years that could alter the assumptions made here and accounting directives could be issued that would cause the actuarial gains to be revised or their accounting treatment modified.
(c)	Other Benefits in 2003 primarily represent the impact of National union employees’ retiree medical and retiree life benefits negotiated under the new agreement with the USWA in May 2003.
(d)	Reflects pension settlements of $216 million in 2003 due to a high level of salaried lump sum payments for earlier than expected retirements and the salaried workforce reduction program. Also represents in 2003, pension termination and curtailment liabilities of $330 million and Other Benefits’ curtailment liabilities of $77 million, both reflecting the USWA union employees’ TAP early retirement program and the salaried workforce reduction program. In 2002, reflects pension settlements as a result of increased lump sum payouts primarily due to the June 2002 completion of the voluntary early retirement program for nonunion employees related to the Separation.
(e)	Represents in 2002 transfers of excess pension assets to fund retiree health care benefit accounts under Section 420 of the Internal Revenue Code.

Amounts for pension benefits and other benefits recognized in the balance sheet consist of:

	Pension Benefits		Other Benefits
(In millions)	2003	2002	2003	2002

Pension asset	$8	$1,654	$—	$—
Payroll and benefits payable	(85)	(5)	(210)	(56)
Employee benefits	(175)	(591)	(2,026)	(1,795)
Intangible assets	440	414	—	—
Accumulated other comprehensive income(a)	2,055	1,249	—	—

Net amount recognized	$2,243	$2,721	$(2,236)	$(1,851)

(a)	Accumulated other comprehensive income effects of minimum pension liability adjustments are reflected net of tax of $594 million and $487 million at December 31, 2003 and 2002 on the Statement of Stockholders’ Equity.

The accumulated benefit obligation for all defined benefit pension plans was $7,814 million and $7,285 million at December 31, 2003 and 2002, respectively.

	December 31
(In millions)	2003	2002

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations	$(7,793)	$(5,075)
Aggregate projected benefit obligations (PBO)	(8,066)	(5,227)
Aggregate fair value of plan assets	7,536	4,479

Of the PBO total, $6 million represents the portions of pension benefits applicable to Marathon employees’ corporate service with USX Corporation at December 31, 2003 and 2002. Such amounts will be reimbursed by Marathon and are reflected as long-term receivables from related parties on the balance sheet. The aggregate accumulated benefit obligations in excess of plan assets reflected above are included in the payroll and benefits payable and employee benefits lines on the balance sheet.

	Pension Benefits		Other Benefits
(In millions)	2003	2002	2003	2002

Components of net periodic benefit cost (credit):
Service cost	$103	$96	$16	$18
Interest cost	460	485	181	172
Expected return on plans assets	(635)	(788)	(39)	(54)
Amortization—net transition gain	—	—	—	—
—prior service costs	96	96	(27)	2
—actuarial (gains) losses	73	8	44	—

Net periodic benefit cost, excluding below	97	(103)	175	138
Multiemployer plans(a)	12	—	8	12
Settlement termination and curtailment losses(b)	447	100	58	—

Net periodic benefit cost (credit)	$556	$(3)	$241	$150

(a)	Primarily represents pension accruals for the SPT covering USWA employees hired from National and new USWA hires after May 21, 2003. No cash was paid to the SPT as of December 31, 2003. Other Benefits consist of payments made in the first six months of 2003 and entire year of 2002 to a multi-employer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The $85 million present value liability of the Coal Act obligation was recorded as of June 30, 2003, following the sale of the last active mining operations. This amount could increase if additional costs are assigned under the Coal Act.
(b)	Relates to the events mentioned under footnote (d) to the Change in Benefits Obligation table.

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Weighted-average actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.25%	6.00%	6.25%
Increase in compensation rate	4.00%	4.00%	4.00%	4.00%
Weighted-average actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	6.25%	6.99%	5.98%	7.00%
Expected annual return on plan assets	8.14%	8.80%	8.00%	8.00%
Increase in compensation rate	4.00%	4.00%	4.00%	4.00%

During 2003, Pension Benefits were measured at an interim date of September 30, 2003, and Other Benefits were measured at interim dates of May 21, 2003 and September 30, 2003 due to the new USWA labor agreement effective May 21, 2003 and recognition of employee reductions under the TAP early retirement and salaried workforce reduction programs as of September 30, 2003.

	2003	2002
Assumed healthcare cost trend rates at December 31:

Healthcare cost trend rate assumed for next year	9%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2013	2010

Assumed health care cost trend rates no longer have a significant effect on the amounts reported for our health care plans, other than the benefit plan offered to retired mineworkers, due to the cost cap that was negotiated in 2003 with the USWA union that freezes all retiree medical costs after the 2006 base year. Most salaried benefits are limited to flat dollar payments that are not affected by escalation. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost components	$4	$(4)
Effect on other postretirement benefit obligations	59	(54)

Plan Assets

U. S. Steel’s pension plan asset allocations by asset category are as follows:

	December 31, 2003		December 31, 2002

	Assets	Percent	Assets	Percent
Asset category:
Domestic equity securities	$4,372	58%	$4,097	57%
Foreign equity securities	564	7	471	6
Short-term investments	410	5	271	4
Debt securities	2,030	27	2,253	31
Properties	119	2	127	2
Other	72	1	28	—

Total	$7,567	100%	$7,247	100%

U. S. Steel’s other postretirement plan weighted-average asset allocations by asset category are as follows:

	December 31, 2003		December 31, 2002
	Assets	Percent	Assets	Percent

Asset category:
Domestic equity securities	$252	55%	$245	45%
Foreign equity securities	14	3	13	2
Short-term investments	51	11	95	17
Debt securities	109	24	139	26
Other	34	7	52	10

Total	$460	100%	$544	100%

U. S. Steel’s investment strategy for pension and retiree medical trusts provides that at least half of plan assets are invested in common stock with the balance primarily invested in bonds and other fixed-income securities. This strategy is consistent with the Company’s policy of optimizing returns while taking into consideration the overall funded status of the plan relative to its benefit obligations. U. S. Steel believes that returns on common stock over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds and other fixed-income securities tend to offset some of the shorter-term volatility of common stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel is currently using an 8% assumed rate of return for purposes of the expected return on assets for the development of net periodic cost for the main defined benefit pension plan and Other Benefits. This rate was chosen by taking into account the intended asset mix and the historical premiums that fixed-income and equity investments have yielded above risk-free government bonds. The 8% return is less than the fund has achieved since inception or over any recent intervening long-term timeframe. However, given the already existing low-interest rate environment, it would be inappropriate to assume that similar returns could be achieved going forward.

Cash Flows

Contributions

In December 2003, U. S. Steel made a voluntary contribution of timber cutting rights, valued at $59 million, and a voluntary cash contribution of $16 million to its main pension plan (see Note 8). Further contributions totaling $15 million were made to other smaller plans. U. S. Steel expects to make a voluntary $75 million contribution to its main pension plan in 2004, and contribute $11 million to its other smaller plans. U. S. Steel also expects to make a $5 million cash contribution to its other postretirement plans and to make cash payments totaling $210 million for other postretirement benefit payments not funded by trusts in 2004.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans (including the plan established to represent liabilities under the Coal Act of 1992):

(In millions)	Pension Benefits	Other Benefits

2004	$865	$270
2005	790	265
2006	755	290
2007	735	250
2008	725	240
Years 2009 – 2014	3,470	1,020

See discussion of 2003 settlements, curtailments and termination benefit charges in Note 10. Selling, general and administrative expenses for 2002 included a pretax settlement loss of $10 million related to retirements of personnel covered under the non tax-qualified pension plan and the executive management supplemental pension program, and a pretax pension settlement loss of $90 million for the nonunion qualified plan.

SFAS No. 87 “Employer’s Accounting for Pensions” provides that if at any plan measurement date, the fair value of plan assets is less than the plan’s accumulated benefit obligation (ABO), the sponsor must establish an additional minimum liability at least equal to the amount by which the ABO exceeds the fair value of the plan assets and any pension asset must be removed from the balance sheet. The sum of the liability and pension asset is offset by the recognition of an intangible asset and/or as a direct charge to stockholders’ equity, net of tax effects. Such adjustments have no direct impact on earnings per share or cash. As of December 31, 2003, for the U. S. Steel pension plan and another smaller plan, using a discount rate of 6%, U. S. Steel was required to increase the additional minimum liability. The unfunded ABO for these plans totaled $237 million resulting in adjustments needed to reflect an intangible asset of $440 million and a charge to equity (net of tax) of $1,462 million at December 31, 2003 (see further discussion in Note 14).

U. S. Steel also contributes to several defined contribution plans for its salaried employees and a small number of wage employees. Effective July 1, 2003, all newly hired salaried employees including all salaried people hired from National will receive pension benefits through a defined contribution pension plan with defined percentages based on their age, company contributions for which totaled $1 million in 2003. Company contributions to salaried employees’ defined contribution savings fund plans, which for the most part are based on a percentage of the employees’ salary depending on years of service, totaled $14 million in 2003 and 2002 and $13 million in 2001. Most union employees are eligible to participate in a defined contribution savings fund plan where there is no company match on savings. U. S. Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans. Company costs under these plans totaled less than $1 million in 2003, 2002 and 2001.

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. U.S. Steel has recognized the estimated effects of this Act on its accumulated postretirement benefit obligation (“APBO”) as of the December 31, 2003 measurement of its obligations shown as Other Benefits. Estimated savings of $450 million have been included as an actuarial gain primarily due to changes in participation assumptions caused by the impact of the Act in combination with the cost cap negotiated with the USWA union in May 2003. The amortization of this actuarial gain will have a $30 million estimated favorable impact on 2004 net periodic costs. Significant participant withdrawals from the company’s optional drug program are expected to occur starting in 2006 as participants seek more affordable drug coverage under Medicare Part D benefits. Beginning in 2006, a cost cap will be implemented in accordance with a newly negotiated provision in the May 2003 USWA contract that freezes all company costs at a fixed per capita rate for subsequent years. This cost cap is expected to cause increasingly higher premiums charged each year and to accelerate the participant withdrawal rates.

Other savings from the Act derive from reduced drug costs for mineworker participants because it is anticipated that the mineworkers’ union drug program will pass an actuarial equivalence test required under the Act which will allow the Company to receive a 28 percent government subsidy on projected gross drug costs paid by the company beginning in 2006. U. S. Steel pays a substantial portion of mineworkers’ gross drug costs so it is expected that this plan should pass an actuarial equivalence test of Medicare Part D even though uncertainty exists regarding the specifics of the actuarial equivalence definition. The savings for this subsidy are estimated at approximately $70 million and are included as part of the $450 million actuarial gain in the APBO noted above. Specific authoritative guidance on the accounting for the federal subsidy is pending that when issued could require U. S. Steel to change the above accounting treatment and related disclosures.

It is further estimated that the reduction in liabilities due to these factors will reduce 2004 net periodic benefit expense by an estimated $60 million (including the $30 million favorable amortization of actuarial gain noted above). There may also be significant clarifications of the legislative details of the Act in future years that could significantly alter some or all of our assumptions. Furthermore, the participant withdrawal rates could occur at a faster or slower pace than has been assumed and the estimated savings could be greater or less than the savings identified currently. Additional assumptions have yet to be made for the impacts on smaller retiree populations that have not yet been analyzed for changes stemming from the Act, including populations not directly controlled by U. S. Steel under the Coal Act of 1992.

23. Asset Retirement Obligations

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

SFAS No. 143 requires proforma disclosure of the amount of the liability for AROs as if the statement had been applied during all periods affected, using current information, current assumptions and current interest rates. In addition, the effect of adopting a new accounting principle on net income and on the related per share amounts is required to be shown on the face of the statement of operations for all periods presented under Accounting Principles Board Opinion No. 20, “Accounting Changes.”

The following table reflects changes in the carrying values of AROs for the year ended December 31, 2003, and the pro forma impacts for the year ended December 31, 2002, as if SFAS No. 143 had been adopted on January 1, 2002:

	December 31
(In millions)	2003	2002

		(Pro Forma)

Balance at beginning of year	$29	$26
Liabilities acquired with National Steel Corporation’s assets	2	—
Accretion expense	3	3
Liabilities removed with sale of U. S. Steel Mining	(14)	—

Balance at end of year	$20	$29

24. Preferred Shares

In February 2003, U. S. Steel sold 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Series B Preferred) for net proceeds of $242 million. The Series B Preferred have a dividend yield of 7%, a 20% conversion premium (for an equivalent conversion price of $15.66 per common share) and will mandatorily convert into shares of U. S. Steel common stock on June 15, 2006. The net proceeds of the offering were used for general corporate purposes and to fund a portion of the cash purchase price for the acquisition of National’s assets. The number of common shares that could be issued upon conversion of the 5 million shares of Series B Preferred ranges from approximately 16.0 million shares to 19.2 million shares, based upon the timing of the conversion and the average market price of U. S. Steel’s common stock. Preferred stock dividends of $16 million paid during 2003 reduced the paid-in-capital of the Series B Preferred because of the retained deficit.

25. Stockholder Rights Plan

On December 31, 2001, U. S. Steel adopted a Stockholder Rights Plan and declared a dividend distribution of one right for each share of common stock issued pursuant to the Plan of Reorganization in connection with the Separation. Each right becomes exercisable, at a price of $110, after any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for 15% or more of the outstanding voting power represented by the outstanding Voting Stock, except pursuant to a qualifying all-cash tender offer for all outstanding shares of Voting Stock which results in the offeror owning shares of Voting Stock representing a majority of the voting power (other than Voting Stock beneficially owned by the offeror immediately prior to the offer). If the rights become exercisable, each right will entitle the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Preferred Stock or, upon the acquisition by any person of 15% or more of the outstanding voting power represented by the outstanding Voting Stock (or, in certain circumstances, other property), common stock having a market value of twice the exercise price. After a person or group acquires 15% or more of the outstanding voting power, if U. S. Steel engages in a merger or other business combination where it is not the surviving corporation or where it is the surviving corporation and the Voting Stock is changed or exchanged, or if 50% or more of U. S. Steel’s assets, earnings power or cash flow are sold or transferred, each right will entitle the holder to purchase common stock of the acquiring entity having a market value of twice the exercise price. The rights and the exercise price are subject to adjustment. The rights will expire on December 31, 2011, unless such date is extended or the rights are earlier redeemed by U. S. Steel before they become exercisable. Under certain circumstances, the Board of Directors has the option to exchange one share of the respective class of Voting Stock for each exercisable right.

26. Fair Value of Financial Instruments

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 28, by individual balance sheet account. U. S. Steel’s financial instruments at December 31, 2003 and 2002, were:

	December 31
	2003		2002
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Financial assets:
Cash and cash equivalents	$316	$316	$243	$243
Receivables	1,096	1,096	796	796
Receivables from related parties	123	123	138	138
Investments and long-term receivables	16	15	45	44

Total financial assets	$1,551	$1,550	$1,222	$1,221

Financial liabilities:
Accounts payable	$969	$969	$677	$677
Accounts payable to related parties	58	58	90	90
Accrued interest	50	50	44	44
Long-term debt (including amounts due within one year)	1,993	1,782	1,165	1,352

Total financial liabilities	$3,070	$2,859	$1,976	$2,163

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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees, see Note 31.

27. Supplemental Cash Flow Information

(In millions)	2003	2002	2001

Noncash investing and financing activities:
Stock issued for employee stock plans:
U. S. Steel common stock	$1	$14	$—
Steel Stock	—	—	9
Assets acquired through capital leases	72	—	7
Disposal of assets—notes or common stock received	—	—	4
Contribution of timber cutting rights	4	—	—
Business combinations:
Acquisition of National—liabilities assumed	417	—	—
Acquisition of East Chicago Tin—liabilities assumed	—	—	66
Acquisition of U. S. Steel Balkan—liabilities assumed	4	—	—
Acquisition of Transtar:
Liabilities assumed	—	—	114
Investee liabilities consolidated in step acquisition	—	—	145
Acquisition of U. S. Steel Kosice—accrual of contingent consideration at present value	—	—	45
Separation activities:
Marathon obligations historically attributed to U. S. Steel retained by Marathon in the Separation (Value Transfer)	—	—	900
Separation costs funded by Marathon	—	—	62
Other Separation adjustments	—	—	51

28. Derivative Instruments

The following table sets forth quantitative information by class of derivative instrument at December 31, 2003 and 2002:

(In millions)	Fair Value Assets (Liabilities)(a)	Carrying Amount Assets (Liabilities)

Non-Hedge Designation:
OTC commodity swaps(b):
December 31, 2003	$4	$4
December 31, 2002	(2)	(2)

(a)	The fair value amounts are based on exchange-traded index prices and dealer quotes.
(b)	The OTC swap arrangements vary in duration with certain contracts extending into 2005.

29. Transactions with Related Parties

Revenues from related parties and receivables from related parties primarily reflect sales of steel products, raw materials, transportation services and fees for providing various management and other support services to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Total revenues generated by sales and service transactions with equity investees were $956 million, $943 million and $859 million in 2003, 2002 and 2001, respectively. Revenues from related parties and receivables from related parties also include amounts related to the sale of materials, primarily coke by-products, to Marathon. These sales were conducted under terms comparable to those with unrelated parties and amounted to $18 million, $13 million and $6 million in 2003, 2002 and 2001, respectively.

Receivables from related parties at December 31, 2003, and December 31, 2002, also included $4 million and $28 million, respectively, due from Marathon for tax settlements in accordance with a tax sharing agreement. See further discussion in Note 14.

Long-term receivables from related parties at December 31, 2003, reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans. These amounts will be paid by Marathon as participants retire.

Accounts payable to related parties reflect the purchase of semi-finished steel products and outside processing services from equity and certain other investees in 2003 and 2002. Purchases from these investees totaled $136 million, $181 million and $261 million in 2003, 2002 and 2001, respectively.

Accounts payable to related parties at December 31, 2002, also included the net present value of the second and final $37.5 million installment of contingent consideration payable to VSZ related to the acquisition of USSK, which was paid in July 2003.

The related party activity above includes transactions and related balances with Republic through August 2002, when Republic’s operating assets were sold through a bankruptcy proceeding to an unrelated party, and with VSZ through October 2002, when U. S. Steel sold its investment in VSZ.

Under an agreement with PRO-TEC Coating Company (PRO-TEC), U. S. Steel provides exclusive marketing, selling and customer service functions, including invoicing and receivables collection, for substantially all of the products produced by PRO-TEC. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. Accounts payable to related parties include $48 million and $42 million at December 31, 2003, and December 31, 2002, respectively, related to this agreement with PRO-TEC.

30. Leases

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Leases	Operating Leases

2004	$28	$132
2005	17	121
2006	23	86
2007	31	66
2008	23	29
Later years	90	152
Sublease rentals	—	(76)

Total minimum lease payments	212	$510

Less imputed interest costs	62
Present value of net minimum lease payments included in long-term debt (see Note 20)	$150

Operating lease rental expense:
(In millions)	2003	2002	2001

Minimum rental	$148	$109	$133
Contingent rental	13	12	18
Sublease rentals	(23)	(18)	(17)

Net rental expense	$138	$103	$134

U. S. Steel leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. See discussion of residual value guarantees in Note 31. Contingent rental payments are determined based on operating lease agreements that include floating rental charges that are directly associated to variable operating components.

31. Contingencies and Commitments

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

U. S. Steel accrues for estimated costs related to existing lawsuits, claims and proceedings when it is probable that it will incur these costs in the future. 2003.

Asbestos matters—U. S. Steel is a defendant in 3,900 active cases in which, as of December 31, 2003, approximately 14,800 plaintiffs have filed claims alleging injury resulting from exposure to asbestos. Almost all of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). Over 13,800, or more than 90%, of the plaintiffs in cases in which U. S. Steel is a defendant are in cases filed in Mississippi, Ohio and Texas, jurisdictions which permit filings with massive numbers of plaintiffs. Based upon our experience in such cases, the actual number of plaintiffs who ultimately assert claims against U. S. Steel is likely to be a small fraction of the total number of plaintiffs. While U. S. Steel has excess casualty insurance, these policies have multi-million dollar self-insured retentions. To date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims.

On March 28, 2003, a jury in Madison County, Illinois returned a verdict against U. S. Steel for $50 million in compensatory damages and $200 million in punitive damages. U. S. Steel believes that the court erred as a matter of law by failing to find that the plaintiff’s exclusive remedy was provided by the Indiana workers’ compensation law. U. S. Steel believes that this issue and other errors at trial would have enabled U. S. Steel to succeed on appeal. However, in order to avoid the delay and uncertainties of further litigation and the posting of a large appeal bond in excess of the amount of the verdict, U. S. Steel settled this case for an amount which was substantially less than the compensatory damages award and which represented a small fraction of the total award. This settlement is reflected in the results for the quarter ended March 31, 2003. Management views the verdict and resulting settlement in the Madison County case as aberrational, and believes that the likelihood of similar results in other cases is remote, although not impossible. U. S. Steel has not experienced any material adverse change in its ability to resolve pending claims as a result of the Madison County settlement.

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 12 years that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured electric cable; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals, including such matters since the Madison County jury verdict and settlement in March 2003.

Property taxes—U. S. Steel is a party to several property tax disputes involving its Gary Works property in Indiana, including claims for refunds totaling approximately $65 million pertaining to tax years 1994-96 and 1999, and assessments totaling approximately $133 million in excess of amounts paid for the 2000 through 2002 tax years. In addition, interest may be imposed upon any final assessment. The disputes involve property values and tax rates and are in various stages of administrative and judicial appeals. U. S. Steel is vigorously defending against the assessments and pursuing its claims for refunds, and negotiations are underway with state and local officials in an attempt to resolve these disputes.

Environmental matters—U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $131 million at December 31, 2003, of which $31 million was classified as current and $135 million at December 31, 2002, of which $28 million was classified as current. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2003 and 2002, such capital expenditures totaled $30 million and $14 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

Environmental and other indemnifications—Throughout its history, U. S. Steel has sold numerous properties and businesses and has provided various indemnifications with respect to many of the assets that were sold. These indemnifications have been associated with the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While the vast majority of indemnifications have not covered environmental issues, there have been a few transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions; however, most recent indemnifications are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications only run for a specified period of time after the transactions close and others run indefinitely. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation cases (included in the $131 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees—Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $28 million at December 31, 2003, including $5 million related to an equity interest acquired as part of the National asset purchase, and $27 million at December 31, 2002. In the event that any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of December 31, 2003, the largest guarantee for a single such entity was $14 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. No liability has been recorded for these guarantees.

Contingencies related to Separation from Marathon—U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of approximately $62 million as of December 31, 2003, compared to $168 million at December 31, 2002. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable may be declared immediately due and payable. Furthermore, certain leases assumed by U. S. Steel can be declared immediately due and payable. The amount of such obligations as of December 31, 2003 was approximately $210 million. If such event occurs, U. S. Steel may not be able to satisfy such obligations. No liability has been recorded for these contingencies as management believes the likelihood of occurrence is remote.

If the Separation is determined to be a taxable distribution of the stock of U. S. Steel, but there is no breach of a representation or covenant by either U. S. Steel or Marathon, U. S. Steel would be liable for any resulting taxes (Separation No-Fault Taxes) incurred by Marathon. U. S. Steel’s indemnity obligation for Separation No-Fault Taxes survives until the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel’s indemnity obligation for Separation No-Fault Taxes at December 31, 2003, is estimated to be approximately $140 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the Separation being determined to be a taxable distribution of the stock of U. S. Steel is remote.

Other contingencies—Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $50 million at December 31, 2003 and $51 million at December 31, 2002). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

Mining sale—U. S. Steel remains secondarily liable in the event that PinnOak triggers a withdrawal within five years of the closing date from the multiemployer pension plan that covers employees of the coal mining business. A withdrawal is triggered when annual contributions to the plan are substantially less than contributions made in prior years. The maximum exposure for the fee that would be assessed upon a withdrawal is $79 million. U. S. Steel has recorded a liability equal to the estimated fair value of this potential exposure. U. S. Steel has agreed to indemnify PinnOak for certain environmental matters, which are included in the environmental matters discussion.

Transtar reorganization—The 2001 reorganization of Transtar was intended to be tax-free for federal income tax purposes, with U. S. Steel and Holdings agreeing through various representations and covenants to protect the reorganization’s tax-free status. If the reorganization is determined to be taxable, but there is no breach of a representation or covenant by either U. S. Steel or Holdings, U. S. Steel is liable for 44% of any resulting Holdings taxes (Transtar No-Fault Taxes), and Holdings is responsible for 56% of any resulting U. S. Steel taxes. U. S. Steel’s indemnity obligation for Transtar No-Fault Taxes survives until 30 days after the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel’s indemnity obligation for Transtar No-Fault Taxes at December 31, 2003 and December 31, 2002, was estimated to be approximately $70 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the reorganization being determined to be taxable is remote. U. S. Steel can recover all or a portion of any indemnified Transtar No-Fault Taxes if Holdings receives a future tax benefit as a result of the Transtar reorganization being taxable.

Clairton 1314B partnership—See description of the partnership in Note 17. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at

December 31, 2003, including interest and tax gross-up, is approximately $610 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

Self-insurance—U. S. Steel is self-insured for certain exposures including workers’ compensation, auto liability and general liability, as well as property damage and business interruption, within specified deductible and retainage levels. Certain equipment that is leased by U. S. Steel is also self-insured within specified deductible and retainage levels. Liabilities are recorded for workers’ compensation and personal injury obligations. Other costs resulting from self-insured losses are charged against income upon occurrence.

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $139 million as of December 31, 2003 and $144 million as of December 31, 2002, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments—At December 31, 2003 and 2002, U. S. Steel’s domestic contract commitments to acquire property, plant and equipment totaled $23 million and $24 million, respectively.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of December 31, 2003 and 2002, were $433 million and $541 million, respectively.

USSB has the following commitments with the Serbian government: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of the approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in the former Sartid assets to any third party without government consent for a period of five years. As of December 31, 2003, the remaining commitment with the Serbian government was $111 million.

U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires U. S. Steel to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. Charges for deliveries of pulverized coal totaled $23 million in 2003, 2002 and 2001. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $76 million as of December 31, 2003, which declines over the duration of the agreement, may be required.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2003				2002
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Revenues and other income:
Revenues	$2,613	$2,506	$2,311	$1,898	$1,852	$1,905	$1,761	$1,431
Other income	68	2	51	9	47	9	46	3

Total	2,681	2,508	2,362	1,907	1,899	1,914	1,807	1,434
Income (loss) from operations	(34)	(694)	42	(44)	2	140	47	(61)
Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(22)	(354)	3	(33)	2	140	47	(61)
Extraordinary loss, net of tax(a)	—	—	(52)	—	—	—	—	—
Cumulative effect of change in accounting principle, net of tax(b)	—	—	—	(5)	—	—	—	—

Net income (loss)	$(22)	$(354)	$(49)	$(38)	$11	$106	$27	$(83)

Common stock data
Net income (loss) - per sharebefore extraordinary loss and cumulative effect of change in accounting principle
—Basic and diluted	$(.26)	$(3.47)	$(.01)	$(.35)	$.10	$1.04	$.28	$(.93)
Extraordinary loss, net of tax
—Basic and diluted	—	—	(.50)	—	—	—	—	—
Cumulative effect of change in accounting principle, net of tax
—Basic and diluted	—	—	—	(.05)	—	—	—	—
Net income (loss)
—Basic and diluted	$(.26)	$(3.47)	$(.51)	$(.40)	$.10	$1.04	$.28	$(.93)
Dividends paid per share	.05	.05	.05	.05	.05	.05	.05	.05
Price range of common stock(c)
—Low	18.54	15.11	9.72	9.61	10.87	10.66	17.22	16.36
—High	37.00	20.05	17.88	17.68	14.90	19.98	22.00	19.98

(a)	See Note 3 to Financial Statements.
(b)	See Note 23 to Financial Statements.
(c)	Composite tape.

SUPPLEMENTARY INFORMATION ON MINERAL RESERVES OTHER THAN OIL AND GAS (Unaudited)

Mineral Reserves

U. S. Steel operates two iron ore surface mining complexes consisting of the open pit Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant in Minnesota. The Keetac operations were purchased on May 20, 2003 as part of the acquisition of substantially all of the assets of National Steel Corporation.

Production History

The following table provides a summary, by mining complex, of our minerals production:

	2003	2002	2001
	(millions of short tons)
Iron Ore Pellets:
Minntac Mine and Pellet Plant	15.8	16.7	14.5
Keetac Mine and Pellet Plant	2.9	—	—

Total pellet production	18.7	16.7	14.5

Iron Ore Reserves

U. S. Steel had 992 million and 764 million short tons of recoverable iron ore reserves classified as proven and probable at December 31, 2003 and 2002, respectively. Proven and probable reserves are defined by sites for inspection, sampling and measurement generally less than 1,000 feet apart, such that continuity between points and subsequent economic evaluation can be assured. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and benefication or preparation losses. Neither inferred reserves nor resources which exist in addition to proven and probable reserves were included in these figures. In 2003, reserves increased through the Keetac operations acquisition.

All 992 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its two operating mines, and are of blast furnace pellet grade. U. S. Steel owns 292 million of these tons and leases the remaining 700 million tons. U. S. Steel does not own, or control by lease, any unassigned iron ore reserves.

Independent outside entities, including lessors, have reviewed U. S. Steel’s estimates on approximately 85% of the stated iron ore reserves.

FIVE-YEAR OPERATING SUMMARY

(Thousands of net tons, unless otherwise noted)	2003		2002	2001	2000	1999

Raw Steel Production
Gary, IN	6,506		6,669	6,114	6,610	7,102
Mon Valley, PA	2,657		2,649	1,951	2,683	2,821
Fairfield, AL	2,156		2,217	2,028	2,069	2,109
Great Lakes, MI(a)	1,921		—	—	—	—
Granite City, IL(a)	1,674		—	—	—	—

Domestic Facilities	14,914		11,535	10,093	11,362	12,032
USSK(b)	4,691		4,394	4,051	382	—
USSB(b)	146		—	—	—	—

Total	19,751		15,929	14,144	11,744	12,032

Raw Steel Capability
Domestic Facilities(c)	16,887		12,800	12,800	12,800	12,800
USSE(b)	5,737		5,000	5,000	467	—

Total	22,624		17,800	17,800	13,267	12,800

Production as % of total capability—Domestic(d)	88.3		90.1	78.9	88.8	94.0
—USSE(e)	84.3		87.9	81.0	81.8	—
Coke Production
Domestic	5,433		5,104	4,647	5,003	4,619
USSE	1,731		1,653	1,555	188	—

Total	7,164		6,757	6,202	5,191	4,619

Coke Shipments—Domestic
Trade	1,967		1,698	2,070	2,069	1,694
Intercompany	3,363		3,487	2,661	2,941	2,982

Total	5,330		5,185	4,731	5,010	4,676

Iron Ore Pellet Shipments
Trade	1,790		3,335	2,985	3,336	3,017
Intercompany	16,448		12,904	11,928	11,684	12,008

Total	18,238		16,239	14,913	15,020	15,025

Coal Shipments(f)
Trade	2,686		5,140	4,561	5,741	4,891
Intercompany	637		1,816	1,975	1,980	2,033

Total	3,323		6,956	6,536	7,721	6,924

Steel Shipments by Product—Domestic Facilities
Sheet and semi-finished steel products	11,125		7,682	6,411	7,409	8,114
Plate and tin mill products	2,392	(g)	2,218	2,368	2,202	2,105
Tubular products	882		773	1,022	1,145	410

Total	14,399		10,673	9,801	10,756	10,629

Total as % of domestic steel industry	13.6		10.8	9.9	9.9	10.0
Steel Shipments by Product—USSE
Sheet and semi-finished steel products	3,468		3,207	2,937	206	—
Plate and tin mill products	1,168		604	639	99	—
Tubular products	153		138	138	12	—

Total	4,789		3,949	3,714	317	—

(a)	These facilities were acquired on May 20, 2003, as part of the acquisition of National.
(b)	Includes the operations of USSK, following the acquisition on November 24, 2000 and operations of USSB following the acquisition on September 12, 2003.
(c)	Includes the operations of National following the acquisition on May 20, 2003.
(d)	Annual capacity increased from 12.8 million tons to 19.8 million tons on May 20, 2003 as a result of the National purchase.
(e)	Annual capacity increased from 5.0 million tons to 7.4 million tons on September 12, 2003 as a result of the Sartid purchase.
(f)	On June 30, 2003, U. S. Steel ceased coal production when it sold the coal mines and related assets of U. S. Steel Mining, LLC.
(g)	In November 2003, U. S. Steel disposed of the Gary Works plate mill.

FIVE-YEAR OPERATING SUMMARY (Continued)

(Thousands of net tons, unless otherwise noted)	2003	2002	2001	2000	1999

Steel Shipments by Market—Domestic Facilities
Steel service centers	4,174	2,673	2,421	2,315	2,456
Transportation	2,153	1,222	1,143	1,466	1,505
Further conversion:
Joint ventures	1,728	1,550	1,328	1,771	1,818
Trade customers	1,576	1,311	1,153	1,174	1,633
Containers	1,092	863	779	702	738
Construction	1,309	880	794	936	844
Oil, gas and petrochemicals	724	647	895	973	363
Export	613	501	522	544	321
All other	1,030	1,026	766	875	951

Total	14,399	10,673	9,801	10,756	10,629

Steel Shipments by Market—USSE
Steel service centers	797	613	492	53	—
Transportation	359	263	194	13	—
Further conversion:
Joint ventures	12	20	30	2	—
Trade customers	1,293	1,056	958	70	—
Containers	359	289	234	17	—
Construction	1,165	1,016	1,034	82	—
Oil, gas and petrochemicals	40	32	168	24	—
All other	764	660	604	56	—

Total	4,789	3,949	3,714	317	—

Average Steel Price Per Ton
Flat-rolled Products	$422	$410	$397	$427	$415
Tubular Products	630	651	685	642	529
USSE	358	276	260	269	—

FIVE-YEAR FINANCIAL SUMMARY

(Dollars in millions, except as noted)	2003	2002	2001(a)	2000(a)	1999(a)

Revenues and Other Income
Revenues by product:
Sheet & semi-finished steel products	$6,382	$4,048	$3,163	$3,288	$3,433
Plate & tin mill products	1,035	1,057	1,273	977	919
Tubular products	556	554	755	754	221
Raw materials (coal, coke & iron ore)	389	502	485	626	549
Other(b)	966	788	610	445	414
Income (loss) from investees	(11)	33	64	(8)	(89)
Net gains on disposal of assets	85	29	22	46	21
Other income	56	43	3	4	2

Total revenues and other income	$9,458	$7,054	$6,375	$6,132	$5,470

Income (Loss) From Operations
Segment income (loss):
Flat-rolled	$(54)	$(84)	$(596)	$(65)	$70
USSE	203	110	123	2	—
Tubular	(25)	(6)	74	68	(60)
Real Estate	50	50	63	65	48
Straightline	(70)	(45)	(19)	—	—

Total reportable segments	104	25	(355)	70	58
Other Businesses	(35)	33	(62)	(32)	(4)
Items not allocated to segments	(799)	70	12	66	96

Total income (loss) from operations	(730)	128	(405)	104	150
Net interest and other financial costs	130	115	141	105	74
Income tax provision (benefit)	(454)	(48)	(328)	20	25

Net Income (Loss) Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle(c)	(406)	61	(218)	(21)	44
Per common share—basic & diluted (in dollars)	(4.09)	.62	(2.45)	(.24)	.49
Net income (loss)	(463)	61	(218)	(21)	44
Per common share—basic & diluted (in dollars)	(4.64)	.62	(2.45)	(.24)	.49

Balance Sheet Position at Year-End
Current assets	$3,107	$2,440	$2,073	$2,717	$1,981
Net property, plant & equipment	3,415	2,978	3,084	2,739	2,516
Total assets	7,838	7,977	8,337	8,711	7,525
Short-term debt	43	26	32	209	13
Other current liabilities	2,087	1,346	1,226	1,182	1,271
Long-term debt	1,890	1,408	1,434	2,236	902
Employee benefits	2,382	2,601	2,008	1,767	2,245
Preferred securities	226	—	—	249	249
Stockholder’s equity	1,093	2,027	2,506 (a)	1,919 (a)	2,056 (a)

Cash Flow Data
Net cash from operating activities	$577	$279	$669 (d)	$(627)	$(80)
Capital expenditures	316	258	287	244	287
Dividends paid	35	19	57 (a)	97 (a)	97 (a)

Employee Data
Total employment costs	$2,221 (e)	$1,744	$1,581 (f)	$1,197 (g)	$1,148
Average domestic employment costs (dollars per hour)	41.51 (e)	37.90	33.88	28.70	28.35
Average number of domestic employees	23,245	20,351	21,078	19,353	19,266
Average number of USSE employees	25,038 (h)	15,900	16,083	16,256	—
Number of pensioners at year-end	87,576	88,030	91,003	94,339	97,102 (i)

Stockholder Data at Year-End(j)
Common shares outstanding (millions)	103.7	102.5	89.2	88.8	88.4
Registered shareholders (in thousands)	44.6	50.0	52.4	50.3	55.6
Market price of common stock	$35.02	$13.12	$18.11	$18.00	$33.00

(a)	See Note 1 of the Notes to Financial Statements for discussion of the basis of presentation and the 2001 Separation from Marathon.
(b)	Includes revenue from the sale of steel production by-products; transportation services; steel mill products distribution; the management of mineral resources; the management and development of real estate; and engineering and consulting services.
(c)	See Note 12 of the Notes to Financial Statements for the basis of calculating earnings per share.
(d)	Includes $819 million of tax settlements with Marathon. See the Statement of Cash Flows.
(e)	Includes National Steel Corporation and USSB from dates of acquisition on May 20, 2003 and September 12, 2003, respectively, excluding $623 million of workforce restructuring charges.
(f)	Includes East Chicago Tin and Transtar, Inc. subsidiaries from dates of acquisition, March 1, 2001 and March 23, 2001, respectively.
(g)	Includes USSK from date of acquisition on November 24, 2000.
(h)	Includes USSB from date of acquisition on September 12, 2003.
(i)	Includes approximately 8,000 surviving spouse beneficiaries added to the U. S. Steel pension plan in 1999.
(j)	Stockholder data prior to December 31, 2001, pertains to USX-U. S. Steel Group common stock.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, U. S. Steel’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, U. S. Steel’s disclosure controls and procedures were effective.

Internal Controls

As of December 31, 2003, there have not been any significant changes in U. S. Steel’s internal control over financial reporting or in other factors that could significantly affect that control.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit and Finance Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees—Audit & Finance Committee” in U. S. Steel’s Proxy Statement for the 2004 Annual Meeting of Stockholders. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated and made a part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in U. S. Steel’s Proxy Statement for the 2004 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Executive Officers of Registrant.”

U. S. Steel has adopted a Code of Ethical Business Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. U. S. Steel will provide a copy free of charge. To obtain a copy, contact the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-4801). The Code of Ethical Business Conduct is also available through the Company’s web site at www.ussteel.com.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Executive Compensation” in U. S. Steel’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2004 Annual Meeting of Stockholders, and the material appearing under the heading “Equity Compensation Plan Information” in Item 5 of Part II of this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Transactions” in U. S. Steel’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Information Regarding the Independence of the Independent Auditors” in U. S. Steel’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. Documents Filed as Part of the Report

1.	Financial Statements

Financial Statements filed as part of this report are included in Item 8—Financial Statements and Supplementary Data beginning on page F-1.

2.	Financial Statement Schedules and Supplementary Data

Schedule II—Valuation and Qualifying Accounts and Reserves is included on page 72.

All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

Report of Independent Auditors on Financial Statement Schedule is included on page 73.

Supplementary Data—Disclosures About Forward-Looking Statements are provided beginning on page 76.

B. Reports on Form 8-K

Form 8-K dated September 12, 2003, reporting under Item 5. Other Events, the filing of audited Financial Statements and Notes to conform Footnote 8 “Segment Information” in Form 10-K for the year ended December 31, 2002 to U. S. Steel’s new segment composition for the years ended December 31, 2002, 2001 and 2000.

Form 8-K dated September 30, 2003, reporting under Item 5. Other Events, the filing of updated pro forma financial information giving effect to the acquisition of substantially all of the assets of National Steel Corporation and the sale of U. S. Steel’s coal mining assets.”

Form 8-K dated October 10, 2003, reporting under Item 12. Results of Operations and Financial Condition, that U. S. Steel is furnishing information for the October 10, 2003 press release titled “U. S. Steel Reports on Pending Asset Swap and Third Quarter Charges.”

Form 8-K dated October 28, 2003, reporting under Item 12. Results of Operations and Financial Condition, that U. S. Steel is furnishing information for the October 28, 2003 press release titled “United States Steel Corporation Reports Third Quarter 2003 Results.”

Form 8-K dated December 8, 2003, reporting under Item 5. Other Events, the filing of the December 8, 2003 press release titled “U. S. Steel to Close Straightline by Year End.”

Form 8-K dated January 2, 2004, reporting under Item 12. Results of Operations and Financial Condition, that U. S. Steel is furnishing information for the January 2, 2004 press release titled “U. S. Steel Reports on Pension Fund Contribution, Fourth Quarter 2003 Charge and Other Business Matters.”

Form 8-K dated January 30, 2004, reporting under Item 12. Results of Operations and Financial Condition, that U. S. Steel is filing the January 30, 2004 press release titled “United States Steel Corporation Reports 2003 Fourth Quarter and Full-year Results.”

C. Exhibits

Exhibit No.

3.	Articles of Incorporation and By-Laws

(a)	United States Steel Corporation Restated Certificate of Incorporation dated September 30, 2003	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2003.

(b)	United States Steel Corporation By-Laws, dated April 30, 2002	Incorporated by reference to Exhibit 5 to United States Steel Corporation’s Form 8-A filed on February 6, 2003.

4.	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Credit Agreement dated as of May 20, 2003, with amendments dated August 19, 2003 and September 30, 2003	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2003 and by reference to Exhibits 10.1 and 10.2 to United States Steel Corporation’s From 10-Q for the quarter ended September 30, 2003.

(b)	Security Agreement dated as of May 20, 2003 among United States Steel Corporation and JPMorgan Chase Bank as Collateral Agent	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2003.

(c)

Intercreditor Agreement dated as of May 20, 2003 by and among JPMorgan Chase Bank, as a Funding Agent; the Bank of Nova Scotia, as a Funding Agent and as Receivables Collateral Agent; JPMorgan Chase Bank, as Lender Agent; U. S. Steel Receivables LLC, as Transferor; and United States Steel Corporation, as Originator, as Initial Servicer and as Borrower

Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2003.

(d)	Rights Agreement, dated as of December 31, 2001, between United States Steel Corporation and Mellon Investor Services, L.L.C., as Rights Agent	Incorporated by reference to Exhibit 4 to United States Steel Corporation’s Form 8-A/A filed on December 31, 2001.

(e)	Form of Indenture among United States Steel LLC, Issuer; USX Corporation, Guarantor; and the Bank of New York, Trustee	Incorporated by reference to Exhibit 4.1 to United States Steel LLC’s Registration Statement on Form S-4/A (File No. 333-71454) filed on November 1, 2001.

(f)

Indenture dated July 27, 2001 among United States Steel LLC and United States Steel Financing Corp., Co-Issuers; USX Corporation, Guarantor; and the Bank of New York, Trustee regarding 10 3/4% Notes Due August 1, 2008

Incorporated by reference to Exhibit 4(f) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001.

(g)

First Supplemental Indenture, dated November 26, 2001 to the Indenture dated July 27, 2001 among United States Steel LLC and United States Steel Financing Corp., Co-Issuers; USX Corporation, Guarantor; and the Bank of New York, Trustee regarding 10 3/4% Notes Due August 1, 2008

Incorporated by reference to Exhibit 4(g) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001.

(h)

Second Supplemental Indenture dated May 20, 2003 among United States Steel LLC and United States Steel Financing Corp., Co-Issuers; USX Corporation, Guarantor; and the Bank of New York, Trustee regarding 10 3/4% Notes due August 1, 2008

Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K dated May 20, 2003.

(i)

Officer’s Certificate dated May 20, 2003 setting forth the terms and conditions of the 9 3/4% Senior Notes due 2010 pursuant to the Indenture dated as of May 20, 2003 between United States Steel Corporation and The Bank of New York, as Trustee

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K dated May 20, 2003.

(j)	Certificate of Designation respecting the Series A Junior Preferred Stock	Incorporated by reference to Exhibit 4(h) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001.

(k)	Certificate of Designation respecting the 7% Series B Mandatory Convertible Preferred Shares	Incorporated by reference to Exhibit 4(i) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002.

Certain long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. U. S. Steel agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of U. S. Steel and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

10.	Material Contracts

(a)	United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(a) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002.

(b)	United States Steel Corporation Senior Executive Officer Annual Incentive Compensation Plan	Incorporated by reference to Exhibit 10(b) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002.

(c)	United States Steel Corporation Annual Incentive Compensation Plan	Incorporated by reference to Exhibit 10(c) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001.

(d)	United States Steel Corporation Non-Officer Restricted Stock Plan	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001.

(e)	United States Steel Corporation Executive Management Supplemental Pension Program	Incorporated by reference to Exhibit 10(e) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001.

(f)	United States Steel Corporation Supplemental Thrift Program	Incorporated by reference to Exhibit 10(f) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001.

(g)	United States Steel Corporation Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10(g) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001.

(h)	Form of Severance Agreements between the Corporation and its Officers	Incorporated by reference to Exhibit 10(h) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001.

(i)	Retention Agreement between United States Steel Corporation and Thomas J. Usher, executed August 8, 2001	Incorporated by reference to Exhibit 10(i) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001.

(j)	Agreement between United States Steel Corporation and John P. Surma, executed December 21, 2001	Incorporated by reference to Exhibit 10(j) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001.

(k)	Retention Agreement between United States Steel Corporation and Dan D. Sandman, executed September 14, 2001	Incorporated by reference to Exhibit 10(k) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001.

(l)	Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.3 to United States Steel Corporation’s Form 8-K dated December 31, 2001.

(m)	Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation’s Form 8-K dated December 31, 2001.

(n)

Amended and Restated Receivables Purchase Agreement, dated November 28, 2001 among U. S. Steel Receivables, as Seller; United States Steel LLC, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10(n) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001.

(o)	Purchase and Sale Agreement dated November 28, 2001 among United States Steel LLC, as initial Servicer and as Originator; and U. S. Steel Receivables LLC as purchaser and contributee	Incorporated by reference to Exhibit 10(o) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001.

(p)

First Amendment dated May 6, 2002, and Second Amendment dated November 27, 2002, to Amended and Restated Receivables Purchase Agreement, dated November 28, 2001 among U. S. Steel Receivables, as Seller; United States Steel LLC, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10(p) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002.

(q)

Third Amendment dated May 19, 2003, Fourth Amendment dated May 30, 2003, and Fifth Amendment dated July 30, 2003 to Amended and Restated Receivables Purchase Agreement, dated November 28, 2001 among U. S. Steel Receivables as Seller; United States Steel LLC as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents and The Bank of Nova Scotia, as Collateral Agent

(r)	Employment and Consulting Agreement between United States Steel Corporation and Thomas J. Usher, executed February 13, 2003	Incorporated by reference to Exhibit 10(q) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002.

12.1.	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2.	Computation of Ratio of Earnings to Fixed Charges

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

24.	Powers of Attorney

31.1.	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2.	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

		Additions			Deductions(a)		Balance at End of Period
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts
	(Millions of Dollars)
Year ended December 31, 2003:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$57	$43	$39	(b)	$10		$129
Investments and long-term receivables reserve	2	2	—		—		4
Deferred tax valuation allowance:
Federal	—	—	177	(c)	—		177
State	7	—	32	(c)	7		32
Foreign	23	—	9	(d)	—		32

Year ended December 31, 2002:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$165	$29	$—		$137		$57
Investments and long-term receivables reserve	75	6	—		79		2
Deferred tax valuation allowance:
State	9	—	7	(c)	9		7
Foreign	20	—	3	(e)	—		23

Year ended December 31, 2001:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$57	$112	$1		$5		$165
Investments and long-term receivables reserve	38	38	—		1		75
Deferred tax valuation allowance:
State	34	—	28	(e)	53	(f)	9
Foreign	21	—	—		1		20

(a)	Deductions for the allowance for doubtful accounts and long-term receivables include amounts written off as uncollectible, net of recoveries. Unless otherwise noted, reductions in the tax valuation allowances reflect changes in the amount of deferred taxes expected to be realized, resulting in credits to the provision for income taxes.
(b)	Includes $39 million related to the acquisition of National Steel Corporation.
(c)	Reflects valuation allowance charged to equity established for deferred tax assets related to minimum pension liability adjustments.
(d)	Includes $4 million related to the acquisition of Sartid, as well as valuation allowances established for deferred tax assets generated in the current period primarily related to net operating losses.
(e)	Reflects valuation allowances established for deferred tax assets generated in the current period primarily related to net operating losses.
(f)	The reduction in the valuation allowance is related to net operating losses previously attributed to U. S. Steel which were retained by Marathon in connection with the Separation. The transfer of net operating losses and the related valuation allowance was recorded as an adjustment to Marathon’s net investment.

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders of United States Steel Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 17, 2004, included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 17, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on February 25, 2004.

UNITED STATES STEEL CORPORATION

By:	/s/ LARRY G. SCHULTZ

Larry G. Schultz Vice President & Controller

Signature	Title

/s/ THOMAS J. USHER Thomas J. Usher	Chairman of the Board of Directors and Chief Executive Officer and Director

* John P. Surma, Jr.	President and Chief Operating Officer and Director

/s/ GRETCHEN R. HAGGERTY Gretchen R. Haggerty	Executive Vice President, Treasurer & Chief Financial Officer

/s/ LARRY G. SCHULTZ Larry G. Schultz	Vice President & Controller

* J. Gary Cooper	Director

* Robert J. Darnall	Director

* Roy G. Dorrance	Vice Chairman and Director

* John G. Drosdick	Director

* Shirley Ann Jackson	Director

* Charles R. Lee	Director

* Frank J. Lucchino	Director

* Dan D. Sandman	Vice Chairman and Chief Legal & Administrative Officer, General Counsel and Secretary and Director

* Seth E. Schofield	Director

* Douglas C. Yearley	Director

By:	/s/ GRETCHEN R. HAGGERTY

Gretchen R. Haggerty Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

Acero Prime	Acero Prime, S.R.L. de CV
ABO	accumulated benefit obligation
CAA	Clean Air Act
CAMU	Corrective Action Management Unit
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CMS	Corrective Measure Study
CWA	Clean Water Act
DESCO	Double Eagle Steel Coating Company
DOJ	U.S. Department of Justice
EPA	U.S. Environmental Protection Agency
EU	European Union
FASB	Financial Accounting Standards Board
Flat-Rolled	Flat-Rolled Products Segment
IDEM	Indiana Department of Environmental Management
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
Kobe	Kobe Steel, Ltd.
LAER	Lowest Achievable Emission Rate
MACT	Maximum Achievable Control Technology
Marathon	Marathon Oil Corporation
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
National	National Steel Corporation
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
OECD	Organization for Economic Cooperation and Development
OPEB	other postretirement benefits
PADEP	Pennsylvania Department of Environmental Protection
PADER	Pennsylvania Department of Environmental Resources
POSCO	Pohang Iron & Steel Co., Ltd.
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act
RFI	RCRA Facility Investigation
Real Estate	USS Real Estate Segment
Sartid	Sartid a.d. (In Bankruptcy), a former integrated steel company in Serbia, and certain of its subsidiaries
Senior Notes	U. S. Steel’s 10 3/4% Senior Notes due 2008 and its 9 3/4% Senior Notes due 2010
Separation	United States Steel being spun-off from USX Corporation (renamed Marathon Oil Corporation)
Series B Preferred	U. S. Steel’s 7% Series B Mandatory Convertible Preferred Shares
SFAS	Statement of Financial Accounting Standards
Steel Stock	USX—U. S. Steel Group Common Stock
Straightline	Straightline Source Segment
1314B Partnership	Clairton 1314B Partnership, L.P.
Trust Preferred Securities	6.75% Convertible Quarterly Income Preferred Securities of USX Capital Trust I
Tubular	Tubular Products Segment
USS-POSCO	USS-POSCO Industries, U. S. Steel and Pohang Iron & Steel Co., Ltd. joint venture
USSB	U. S. Steel Balkan, U. S. Steel’s facilities in Serbia
USSE	U. S. Steel Europe Segment
USSK	U. S. Steel Kosice, U. S. Steel’s facilities in Slovakia
USSR	U. S. Steel Receivables LLC
USWA	United Steelworkers of America

SUPPLEMENTARY DATA

DISCLOSURES ABOUT FORWARD-LOOKING STATEMENTS

U. S. Steel includes forward-looking statements concerning trends, market forces, commitments, material events or other contingencies potentially affecting the Company in reports filed with the Securities and Exchange Commission, external documents or oral presentations. In order to take advantage of “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, U. S. Steel is filing the following cautionary language identifying important factors (though not necessarily all such factors) that could cause actual outcomes to differ materially from information set forth in forward-looking statements made by, or on behalf of, U. S. Steel and its representatives.

Cautionary Language Concerning Forward-Looking Statements

Forward-looking statements with respect to U. S. Steel may include, but are not limited to, comments about general business strategies, financing decisions, projections of levels of revenues, income from operations or income from operations per ton, net income or earnings per share; levels of capital, environmental or maintenance expenditures; the success or timing of completion of ongoing or anticipated capital or maintenance projects; levels of raw steel production capability, prices, production, shipments, or labor and raw material costs; availability of raw materials; the acquisition, idling, shutdown or divestiture of assets or businesses; the effect of restructuring or reorganization of business components and cost-reduction programs; the effect of potential steel industry consolidation; the effect of potential judicial proceedings on the business and financial condition; the effects of actions of third parties such as competitors, or foreign, federal, state or local regulatory authorities; and the effects of import quotas, tariffs and other protectionist measures.

Forward-looking statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “predicts” or “projects,” or variations of these words, suggesting that future outcomes are uncertain. The following discussion is intended to identify important factors (though not necessarily all such factors) that could cause future outcomes to differ materially from those set forth in forward-looking statements with respect to U. S. Steel.

Liquidity Factors

U. S. Steel’s ability to finance its future business requirements through internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources is affected by its performance (as measured by various factors, including cash provided from operating activities), levels of inventories and accounts receivable, the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall U.S. and international financial climate, and, in particular, with respect to borrowings, by the level of U. S. Steel’s outstanding debt, its ability to comply with debt covenants and its credit ratings by rating agencies. To the extent that U. S. Steel management’s assumptions concerning these factors prove to be inaccurate, U. S. Steel may have difficulty obtaining the funds necessary to maintain its operations.

Market Factors

U. S. Steel’s expectations as to levels of production and revenues, gross margins, income from operations and income from operations per ton are based upon assumptions as to future product prices and mix, and levels of raw steel production capability, production and shipments. These assumptions may prove to be inaccurate.

The steel industry is characterized by excess world supply which has restricted the ability of U. S. Steel and the industry to raise prices during periods of economic growth and resist price decreases during economic contraction.

Domestic flat-rolled steel supply has increased in recent years with the operation of minimills. These facilities are less expensive to build than integrated facilities, and are typically staffed by non-unionized work forces with lower total labor costs. Through the use of thin slab casting technology, minimill competitors are increasingly able to compete directly with integrated producers of higher value-added products. Such competition could adversely affect U. S. Steel’s future product prices and shipment levels.

USSE does business primarily in Central and Western Europe and is subject to market conditions in those areas which are influenced by many of the same factors which affect domestic markets, as well as matters peculiar to international markets such as quotas and tariffs. USSE is affected by the worldwide overcapacity in the steel industry and the cyclical nature of demand for steel products and that demand’s sensitivity to worldwide general economic conditions. In particular, USSE is subject to economic conditions and political factors in Europe, which if changed could negatively affect its results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, and quotas, tariffs and other protectionist measures. USSE is also subject to foreign currency exchange risks because portions of USSE’s revenues and costs are in currencies other than the U.S. dollar.

The domestic steel industry has, in the past, been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 19 percent of the domestic steel market in 2003,

27 percent in 2002 and 24 percent in 2001. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Increases in future levels of imported steel following the termination of the Section 201 trade remedies could reduce future market prices and demand levels for domestic steel.

U. S. Steel also competes in many markets with producers of substitutes for steel products, including aluminum, cement, composites, glass, plastics and wood. The emergence of additional substitutes for steel products could adversely affect future prices and demand for steel products.

Many of U. S. Steel’s customers are in cyclical industries such as the automotive, appliance, containers, construction and energy industries. As a result, future downturns in the U.S. economy or any of these industries could reduce the need for U. S. Steel’s products and adversely affect its profitability.

Operating and Cost Factors

The operations of U. S. Steel are subject to planned and unplanned outages due to maintenance, equipment malfunctions or work stoppages; and various hazards, including explosions, fires and severe weather conditions, which could disrupt operations or the availability of raw materials, resulting in reduced production volumes and increased production costs.

As an integrated steel producer, U. S. Steel utilizes coal, coke, iron ore and, to a lesser extent, steel scrap as its major raw materials. U. S. Steel (1) purchases 100 percent of its coal requirements; (2) has the capability to source 100 percent of its domestic requirements for coke from owned and operated facilities in the U.S.; (3) purchases a portion of coke requirements for USSE; (4) has the capability to source 100 percent of its domestic requirements for iron ore from owned facilities in the U.S., (5) purchases 100 percent of iron ore requirements for USSE; and (6) purchases steel scrap domestically and for USSE. Global raw material prices have recently escalated to unprecedented levels. To the extent that U. S. Steel purchases raw materials, market or contract prices for such purchases can have major negative impacts on production costs.

Labor costs for U. S. Steel are affected by collective bargaining agreements. Most domestic hourly employees of U. S. Steel’s steel, coke and taconite pellet facilities are covered by a collective bargaining agreement with the United Steelworkers of America (USWA), which expires in September 2008 and includes a no-strike provision. This agreement provides for increases in hourly wages phased in over the term of the agreement. Employees at Granite City Works who work at the coke plant and blast furnaces are represented by the International Chemical Workers, the Bricklayers and Laborers International. Domestic hourly employees engaged in transportation activities are represented by the USWA and other unions. Most USSK employees are represented by OZ Metalurg, under a collective bargaining agreement expiring in February 2007, with wage issues subject to annual negotiations. Most employees of USSB are represented by two unions under a collective bargaining agreement expiring in November 2006. Wage issues in this agreement are also subject to annual wage negotiations. The agreements at USSK and USSB include improvements in the employees’ social and wage benefits and work conditions. To the extent that increased labor costs are not recoverable through the sales prices of products, future income from operations would be reduced.

Future net periodic benefit costs (credits) for pensions and other postretirement benefits can be volatile and depend on the future marketplace performance of plan assets; changes in actuarial assumptions regarding such factors as selection of a discount rate, the expected rate of return on plan assets and escalation of retiree health care costs; plan amendments affecting benefit payout levels; and profile changes in the beneficiary populations being valued. Changes in the assumptions or differences between actual and expected changes in the present value of liabilities or assets of U. S. Steel’s plans could cause net periodic benefit costs to increase or decrease materially from year to year. Income (loss) from operations for U. S. Steel included periodic pension costs (excluding multiemployer plans) of $556 million in 2003 and credits of $3 million and $120 million in 2002 and 2001, respectively. Income (loss) from operations also included $241 million, $150 million and $129 million of expense for retiree medical and life insurance (excluding multiemployer plans) in 2003, 2002 and 2001, respectively. Based on preliminary actuarial information for 2004, U. S. Steel expects annual net periodic pension costs (excluding multiemployer plans) to be $207 million and annual retiree medical and life insurance costs (excluding multiemployer plans) to be $106 million. To the extent that these costs increase in the future, income from operations would be reduced.

At December 31, 2003, U. S. Steel’s underfunded benefit obligation for retiree medical and life insurance was $2.7 billion, a reduction of approximately $0.6 billion from the amount at the end of 2002, excluding the $0.1 billion obligation increase recorded according to federal statute following the sale of coal assets in the second quarter 2003. Also, the funded status of the projected pension benefit obligation declined from an underfunded position of $0.4 billion at year-end 2002 to an underfunded position of $0.5 billion at year-end 2003. To the extent that competitors do not provide similar benefits, or have been relieved of obligations to provide such benefits following bankruptcy reorganization, the competitive position of U. S. Steel may be adversely affected. Preliminary funding valuations of the main defined benefit pension plan as of December 31, 2003, indicate that the plan will not require cash funding for the 2004 plan year. Thereafter, annual funding of approximately $75 million per year is currently anticipated. The level of cash funding depends upon various factors such as future asset performance, the level of interest rates used to measure ERISA minimum funding levels, the impacts of business acquisitions or sales, union negotiated changes and future government regulation. U. S. Steel plans to make a voluntary contribution in 2004 and may also make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years. Any such funding requirements could have an unfavorable impact on U. S. Steel’s ability to comply with its debt covenants, borrowing arrangements and cash flows.

Legal and Environmental Factors

The profitability of U. S. Steel’s operations could be affected by a number of contingencies, including legal actions. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel financial statements.

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

For further discussion of certain of the factors described herein, and their potential effects on the businesses of U. S. Steel, see Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk.