Form 10-Q
period 2004-03-31
UNITED STATES STEEL CORP
filed 2004-05-04
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

UNITED STATES STEEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	1-16811	25-1897152

(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

600 Grant Street, Pittsburgh, PA	15219-2800

(Address of principal executive offices)	(Zip Code)

(412) 433-1121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes    X      No

Common stock outstanding at April 30, 2004 – 113,300,086 shares

UNITED STATES STEEL CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I – FINANCIAL INFORMATION

Item I – Financial Statements

UNITED STATES STEEL CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	First Quarter Ended
	March 31,
(Dollars in millions, except per share amounts)	2004	2003

Revenues and other income:
Revenues	$2,686	$1,643
Revenues from related parties	220	255
Income from investees	6	1
Net gains on disposal of assets (Note 8)	42	2
Other income (Note 9)	9	6

Total revenues and other income	2,963	1,907

Costs and expenses:
Cost of revenues (excludes items shown below)	2,524	1,732
Selling, general and administrative expenses	190	129
Depreciation, depletion and amortization (Note 11)	98	90

Total costs and expenses	2,812	1,951

Income (loss) from operations	151	(44)
Net interest and other financial costs (Note 13)	52	38

Income (loss) before income taxes, minority interests and cumulative effect of change in accounting principle	99	(82)
Income tax provision (benefit) (Note 14)	51	(49)
Minority interests	4	–

Income (loss) before cumulative effect of change in accounting principle	44	(33)
Cumulative effect of change in accounting principle, net of tax (Note 18)	14	(5)

Net income (loss)	58	(38)
Dividends on preferred stock	(4)	(2)

Net income (loss) applicable to common stock	$54	$(40)

The accompanying notes are an integral part of these financial statements.

UNITED STATES STEEL CORPORATION

STATEMENT OF OPERATIONS (Continued)

(Unaudited)

	First Quarter Ended
	March 31,
(Dollars in millions, except per share amounts)	2004	2003

Income per common share (Note 15):
Income (loss) before cumulative effect of change in accounting principle per share:
– Basic	$.38	$(.35)
– Diluted	$.36	$(.35)
Cumulative effect of change in accounting principle, net of tax:
– Basic	$.13	$(.05)
– Diluted	$.11	$(.05)
Net income (loss) per share:
– Basic	$.51	$(.40)
– Diluted	$.47	$(.40)
Weighted average shares, in thousands:
– Basic	106,653	102,731
– Diluted	123,254	102,731
Dividends paid per share	$.05	$.05

Pro forma amounts assuming change in accounting principle was applied retroactively:
Income (loss) before cumulative effect of change in accounting principle, as reported	$44	$(33)
FIN 46R pro forma effect (Note 18)	–	1

Income (loss) before cumulative effect of change in accounting principle, adjusted	$44	$(32)
Per share adjusted:
– Basic	.38	(.34)
– Diluted	.36	(.34)
Net income (loss) adjusted	44	(32)
Per share adjusted:
– Basic	.38	(.34)
– Diluted	.36	(.34)

The accompanying notes are an integral part of these financial statements.

UNITED STATES STEEL CORPORATION

BALANCE SHEET

(Unaudited)

(Dollars in millions)	March 31, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$764	$316
Receivables, less allowance of $118 and $129 (Note 18)	1,302	1,075
Receivables from related parties (Note 21)	102	144
Inventories (Note 16)	1,180	1,283
Deferred income tax benefits (Note 14)	239	245
Other current assets	35	44

Total current assets	3,622	3,107
Investments and long-term receivables, less allowance of $4 and $4	291	289
Long-term receivables from related parties (Note 21)	6	6
Property, plant and equipment, less accumulated depreciation and depletion of $7,035 and $6,957	3,398	3,415
Pension asset	7	8
Intangible pension asset	440	440
Other intangible assets, less amortization of $5 and $4	36	37
Deferred income tax benefits (Note 14)	327	365
Other noncurrent assets	187	172

Total assets	$8,314	$7,839

Liabilities
Current liabilities:
Accounts payable	$1,036	$970
Accounts payable to related parties (Note 21)	71	58
Payroll and benefits payable	585	650
Accrued taxes (Note 14)	382	360
Accrued interest	45	50
Long-term debt due within one year (Note 17)	313	43

Total current liabilities	2,432	2,131
Long-term debt, less unamortized discount (Note 17)	1,628	1,890
Deferred income tax liabilities (Note 14)	4	6
Employee benefits	2,432	2,382
Deferred credits and other liabilities	312	335

Total liabilities	6,808	6,744

Contingencies and commitments (Note 22)	–	–
Minority interests (Note 18)	28	2

Stockholders’ Equity:
Preferred shares – 7% Series B Mandatory Convertible
Preferred issued – 5,000,000 shares (no par value, liquidation preference $50 per share) (Note 19)	222	226
Common stock issued – 113,258,662 shares and 103,663,467 shares (Note 19)	113	104
Additional paid-in capital	3,012	2,687
Retained deficit	(363)	(421)
Accumulated other comprehensive loss (Note 20)	(1,504)	(1,501)
Deferred compensation	(2)	(2)

Total stockholders’ equity	1,478	1,093

Total liabilities and stockholders’ equity	$8,314	$7,839

The accompanying notes are an integral part of these financial statements.

UNITED STATES STEEL CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	First Quarter Ended March 31,
(Dollars in millions)	2004	2003

Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$58	$(38)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax	(14)	5
Depreciation, depletion and amortization	98	90
Provision for doubtful accounts	(11)	2
Pensions and other postretirement benefits	58	53
Minority interests	4	–
Deferred income taxes	33	(49)
Net gains on disposal of assets	(42)	(2)
Income from sale of coal seam gas interests	(7)	–
Loss (income) from equity investees, and distributions received	(2)	3
Changes in:
Current receivables – operating turnover	(161)	(173)
Inventories	104	(47)
Current accounts payable and accrued expenses	31	156
All other, net	(52)	(44)

Net cash provided by (used in) operating activities	97	(44)

Investing activities:
Capital expenditures	(70)	(63)
Disposal of assets	80	12
Sale of coal seam gas interests	7	–
Restricted cash – withdrawals	1	–
– deposits	(4)	(23)
Investees – investments	–	(1)

Net cash provided by (used in) investing activities	14	(75)

Financing activities:
Revolving credit facility – borrowings	40	–
– repayments	(30)	–
Repayment of long-term debt	(2)	–
Preferred stock issued	–	242
Common stock issued	339	6
Dividends paid	(9)	(5)

Net cash provided by financing activities	338	243

Effect of exchange rate changes on cash	(1)	–

Net increase in cash and cash equivalents	448	124
Cash and cash equivalents at beginning of year	316	243

Cash and cash equivalents at end of period	$764	$367

Cash provided by (used in) operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(58)	$(34)
Income taxes paid to taxing authorities	(1)	(1)

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) through its domestic operations, is engaged in the production, sale and transportation of steel mill products, coke and iron-bearing taconite pellets; the management and development of real estate; and engineering and consulting services and, through its European operations, which include U. S. Steel Kosice (USSK) located in Slovakia and U. S. Steel Balkan (USSB), acquired on September 12, 2003 and located in Serbia, is engaged in the production and sale of steel mill products primarily for the central and western European markets. As reported in Note 3, until June 30, 2003, U. S. Steel was also engaged in the mining, processing and sale of coal.

The information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2004 classifications. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2003.

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

The aggregate purchase price for National’s assets was $1,257 million, consisting of $839 million in cash and the assumption or recognition of $418 million in liabilities. The $839 million in cash reflects $844 million paid to National at closing and transaction costs of $29 million, less a working capital adjustment in accordance with the terms of the Asset Purchase Agreement of $34 million. The working capital adjustment was collected in October 2003. The opening balance sheet reflects certain direct obligations of National assumed by U. S. Steel and certain employee benefit liabilities for employees hired from National resulting from the new labor agreement with the United Steelworkers of America (USWA). The new labor agreement and these liabilities are discussed in more detail below.

In connection with the acquisition of National’s assets, U. S. Steel reached a new labor agreement with the USWA that covers employees at the U. S. Steel facilities and the acquired National facilities. The agreement was ratified by the USWA membership in May 2003, expires in 2008 and provides for a workforce restructuring through a Transition Assistance Program (TAP). U. S. Steel calculated the estimated fair value of the obligations recorded for benefits granted under the labor agreement to former active National employees represented by the USWA and hired by U. S. Steel. The liabilities included $145 million for future retiree medical and retiree life insurance costs, $17 million related to future payments for employees who participate in the TAP, and $24 million for accrued vacation benefits. U. S. Steel also recognized a $17 million liability related to two cash contributions to be made to the Steelworkers Pension Trust (SPT) in 2004 based on the number of National’s represented employees as of the date of the acquisition, less the number of these employees estimated to participate in the TAP. As of March 31, 2004, $8 million of the $17 million contributions had been made to the SPT. The SPT is a multiemployer pension plan to which U. S. Steel will make defined contributions for all former National represented employees who join U. S. Steel and, after July 1, 2003, for all new U. S. Steel employees represented by the USWA.

The following is a summary of the allocation of the purchase price to the assets acquired and liabilities assumed or recognized based on their fair values. Management determined that the fair value of the net assets acquired was in excess of the purchase price, resulting in negative goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the negative goodwill was allocated as a pro rata reduction to the amounts that would have otherwise been assigned to the acquired noncurrent assets, based on their relative fair values.

(In millions)	Allocated Purchase Price

Acquired assets:
Accounts receivable, less allowance of $39	$222
Inventory	501
Other current assets	18
Property, plant and equipment	471
Intangible assets	41
Other noncurrent assets	4

Total assets	1,257

Acquired liabilities:
Accounts payable	154
Payroll and benefits payable	57
Other current liabilities	24
Employee benefits	150
Other noncurrent liabilities	33

Total liabilities	418

Cash purchase price	$839

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

The $41 million of intangible assets is primarily comprised of proprietary software with a weighted average useful life of approximately 6 years. Accumulated amortization at March 31, 2004 and December 31, 2003 related to these intangible assets was $5 million and $4 million, respectively.

The following unaudited pro forma data for U. S. Steel includes the results of operations of National as if the acquisition had been consummated at the beginning of the period presented,

including the effects of the new labor agreement as it pertains to the former National facilities and the financings incurred to fund the acquisition. The unaudited pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

(In millions, except per share data)	Pro Forma First Quarter Ended March 31, 2003

Revenues and other income	$2,571
Loss before cumulative effect of change in accounting principle	(38)
Per share – basic	(.41)
Per share – diluted	(.41)
Net loss, applicable to common stock	(49)
Per share – basic	(.47)
Per share – diluted	(.47)

3.	Divestiture

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

The gross proceeds from the sale were $55 million and resulted in a pretax gain of $13 million on the sale in the second quarter of 2003. In addition, EITF 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992” requires that enterprises no longer having operations in the coal industry must account for their entire obligation related to the multiemployer health care benefit plans created by the Act as a loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Accordingly, U. S. Steel recognized the present value of these obligations in the amount of $85 million, resulting in the recognition of an extraordinary loss of $52 million, net of tax of $33 million.

4.	Stock Based Compensation

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	First Quarter Ended March 31,
(In millions, except per share data)	2004	2003

Net income (loss)	$58	$(38)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	8	1
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	14	2

Pro forma net income (loss)	$52	$(39)

Net income (loss) per share:
–As reported – Basic	$.51	$(.40)
– Diluted	.47	(.40)
–Pro forma – Basic	.45	(.41)
– Diluted	.42	(.41)

The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

	First Quarter Ended March 31,
	2004	2003

Weighted average grant date exercise price per share	$14.38	$17.92
Expected annual dividends per share	$.20	$.20
Expected life in years	5	5
Expected volatility	45.3%	43.7%
Risk-free interest rate	2.4%	3.9%
Weighted-average grant date fair value of options granted during the period, as calculated from above	$5.40	$7.13

U. S. Steel had 2,496,160 outstanding stock appreciation rights (SARs) at March 31, 2004. Related compensation expense of $10 million was recorded during the quarter ended March 31, 2004.

5.	New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), which addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack the characteristics of a controlling financial interest. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity.

FIN 46R must be applied to all entities subject to this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. In accordance with FIN 46R, U. S. Steel was required to consolidate the Clairton 1314B Partnership, L.P. (1314B Partnership) as of January 1, 2004. See further discussion in Note 18.

6.	Asset Retirement Obligations

On January 1, 2003, the date of adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations”, U. S. Steel recorded asset retirement obligations (AROs) of $14 million (in addition to $15 million already accrued), compared to the associated long-lived asset, net of accumulated depreciation, of $7 million that was recorded, resulting in a cumulative effect of adopting this Statement of $5 million, net of tax of $2 million. The obligations recorded on January 1, 2003, and the amounts acquired from National primarily relate to mine and landfill closure and post-closure costs.

The following table reflects changes in the carrying values of AROs.

(In millions)	Three Months Ended March 31, 2004

Balance at beginning of year	$20
Additional obligations incurred	1
Foreign currency translation effects	2
Accretion expense	1

Balance at end of period	$24

Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate fair value.

7.	Segment Information

U. S. Steel has four reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), Tubular Products (Tubular) and Real Estate. As of January 1, 2004, the residual results of Straightline are included in the Flat-rolled segment. Straightline’s residual results are managed and reviewed by the chief operating decision maker as part of the Flat-rolled segment. The results of the 1314B Partnership are included in the Flat-rolled segment and were previously accounted for under the equity method of accounting. In addition, the results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations. Income from operations for reportable segments and Other Businesses does not include net interest and other financial costs, the income tax provision (benefit), benefit expenses for current retirees and certain other items that management believes are not indicative of future results. Information on segment assets is not disclosed as it is not reviewed by the chief operating decision maker.

The accounting principles applied at the operating segment level in determining income from operations are generally the same as those applied at the consolidated financial statement level. Intersegment sales and transfers for some operations are accounted for at cost, while others are accounted for at market-based prices, and are eliminated at the corporate consolidation level. All corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations for the first quarter of 2004 and 2003 are:

(In millions)	Flat- Rolled(a)	USSE(b)	Tubular	Real Estate	Straight- Line(c)	Total Reportable Segments

First Quarter 2004
Revenues and other income:
Customer	$2,112	$514	$190	$15		$2,831
Intersegment	58	–	–	3		61
Equity income(d)	6	–	–	–		6
Other	–	2	–	6		8

Total	$2,176	$516	$190	$24		$2,906

Income from operations	$113	$40	$3	$14		$170

First Quarter 2003
Revenues and other income:
Customer	$1,186	$426	$136	$27	$25	$1,800
Intersegment	52	5	–	3	–	60
Equity income(d)	5	–	–	–	–	5
Other	6	–	–	1	–	7

Total	$1,249	$431	$136	$31	$25	$1,872

Income (loss) from operations	$(19)	$64	$(6)	$13	$(16)	$36

(a)	Includes the results of National from May 20, 2003, the residual results of Straightline from January 1, 2004, and the consolidated results of the 1314B Partnership that was accounted for under the equity method prior to January 1, 2004.
(b)	Includes the results of USSB from September 12, 2003. Prior to September 12, 2003, included effects of activities under certain agreements with the former owner of the Serbian operations.
(c)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment. Prior year results have not been restated as, prior to December 31, 2003, Straightline had a separate management structure and was a different entity than the residual Straightline, which is a very small sub-set of the Flat-rolled segment.
(d)	Represents equity in earnings (losses) of unconsolidated investees.

(In millions)	Total Reportable Segments	Other Businesses(a)	Reconciling Items	Total Corp.

First Quarter 2004
Revenues and other income:
Customer	$2,831	$75	$–	$2,906
Intersegment	61	121	(182)	–
Equity income(b)	6	–	–	6
Other	8	–	43	51

Total	$2,906	$196	$(139)	$2,963

Income (loss) from operations	$170	$(8)	$(11)	$151

First Quarter 2003
Revenues and other income:
Customer	$1,800	$98	$–	$1,898
Intersegment	60	78	(138)	–
Equity income (loss)(b)	5	(4)	–	1
Other	7	1	–	8

Total	$1,872	$173	$(138)	$1,907

Income (loss) from operations	$36	$(34)	$(46)	$(44)

(a)	Includes the results of the coal mining business prior to its disposition on June 30, 2003.
(b)	Represents equity in earnings (losses) of unconsolidated investees.

The following is a schedule of reconciling items for the first quarter of 2004 and 2003:

	Revenues And Other Income		Income (Loss) From Operations
(In millions)	2004	2003	2004	2003

Elimination of intersegment revenues	$(182)	$(138)	*	*
Items not allocated to segments:
Retiree benefit expenses	–	–	$(44)	$(21)
Other items not allocated to segments:
Income from sale of real estate assets	43	–	43	–
Stock appreciation rights	–	–	(10)	–
Litigation items	–	–	–	(25)

Total items not allocated to segments	43	–	(11)	(46)

Total reconciling items	$(139)	$(138)	$(11)	$(46)

*	Elimination of intersegment revenues is offset by the elimination of intersegment cost of revenues within income (loss) from operations at the corporate consolidation level.

8.	Net Gains on Disposal of Assets

In the first quarter of 2004, U. S. Steel sold its remaining mineral interests, including coal seam gas interests, and certain real estate interests for net cash proceeds of $67 million. The sale resulted in a gain on disposal of assets of $36 million and other income, related to the sale of coal seam gas interests, of $7 million.

9.	Other Income

See Note 8 for a discussion of other income related to the sale of coal seam gas interests in the first quarter of 2004.

In the first quarter of 2003, U. S. Steel received $6 million as a result of trade adjustment assistance legislation.

10.	Pensions and Other Postretirement Costs

The following table reflects components of net periodic benefit cost for the three months ended March 31, 2004 and 2003:

	Pension Benefits		Other Benefits
(In millions)	2004	2003	2004	2003

Service Cost	$23	$27	$3	$5
Interest Cost	115	113	38	48
Expected return on plan assets	(143)	(163)	(9)	(11)
Amortization of prior service cost	24	24	(11)	1
Amortization of net loss	32	15	5	8

Net periodic benefit cost, excluding below	51	16	26	51
Multiemployer plans	6	–	–	4
Settlement loss	1	–	–	–

Net periodic benefit cost	$58	$16	$26	$55

Employer Contributions

U. S. Steel previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute $75 million to its main pension plan in 2004, and $11 million to its other smaller defined benefit plans. U. S. Steel also disclosed that it expects to make a $5 million cash contribution to its other postretirement plans and to make cash payments totaling $210 million for other postretirement benefit payments not funded by trusts in 2004. As of March 31, 2004, no contributions have been made to defined benefit pensions plans or other postretirement plans. During 2004, for benefit payments not funded by trusts, U. S. Steel has made cash payments of $24 million for a multiemployer plan and defined benefit pensions and $20 million for other postretirement benefits not funded by trusts.

Company contributions to defined contribution plans totaled $4 million for the three months ended March 31, 2004 and 2003.

11.	Depreciation, Depletion and Amortization

U. S. Steel records depreciation on a modified straight-line method for domestic steel-related assets based upon raw steel production levels. Applying modification factors decreased expenses by $2 million for the first quarter of 2004 and 2003.

12.	Restructuring Charges

During 2003, U. S. Steel implemented a restructuring program to reduce its cost structure primarily through workforce and administrative cost reductions, a new labor agreement with the USWA, industry consolidation and the divestiture of non-core assets. The domestic steel industry is restructuring after many years of low prices and worldwide oversupply. One factor facilitating the restructuring of the domestic steel industry has been the reduced cost structure through the elimination of unfunded pension, healthcare and other legacy liabilities and costs for companies that went through the bankruptcy process. The accrual for restructuring charges, recorded in payroll and benefits payable was $23 million at December 31, 2003, and was reduced to $13 million at March 31, 2004, due to cash payments. The remaining accrual is expected to be paid out by the end of 2004.

13.	Net Interest and Other Financial Costs

Net interest and other financial costs include amounts related to the remeasurement of USSK’s and USSB’s net monetary assets into the U.S. dollar, which is the functional currency for both. During the first quarter of 2004, net losses of $2 million were recorded, compared with net losses of $5 million in the first quarter of 2003.

In May 2003, U. S. Steel issued $450 million of Senior Notes due May 15, 2010, which have a coupon interest rate of 9-3/4% per annum.

14.	Income Taxes

The income tax provision in the first three months of 2004 reflects an estimated annual effective tax rate of 26%. This provision is based on an estimated annual effective rate, which requires management to make its best estimate of annual forecast pretax income (loss) for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2004 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2004 could be materially different from the forecast annual tax provision as of the end of the first quarter.

Due to the relationship between domestic and USSK forecast annual pretax results, the application of the annual effective tax rate created an unusual relationship between income tax benefits and pretax losses in the first quarter of 2003. Therefore, the actual tax benefit rate of 59% applicable to the first quarter of 2003 pretax losses, which was developed using first quarter 2003 domestic pretax losses with a tax benefit of approximately 35% and USSK pretax earnings with virtually no income tax provision, was considered the best estimate of the income tax benefit for the period.

As of March 31, 2004, U. S. Steel had net federal, state and foreign deferred tax assets of $562 million compared to $604 million at December 31, 2003. These amounts include deferred tax liabilities of $4 million and $6 million, respectively. Although U. S. Steel experienced domestic losses in prior years, management believes that it is more likely than not that tax planning strategies generating future taxable income can be utilized to realize the deferred tax assets recorded at March 31, 2004. Tax planning strategies include actions that are prudent and feasible, and that management ordinarily might not take, but would take if necessary to realize a deferred tax asset, unless the need to do so is eliminated in future periods. These tax planning strategies include the continued implementation of the previously announced plan to dispose of non-strategic assets, the sale of non-integral domestic and foreign operating assets as well as the ability to elect alternative tax accounting methods. The amount of the realizable deferred tax assets could be adversely affected to the extent that losses continue in the future, if there are changes in assumptions underlying the tax-planning strategies, or if further charges result from an increase in the additional minimum pension liability.

In the fourth quarter of 2003, U. S. Steel merged its two major defined benefit pension plans. Based on the year-end measurement of this merged plan and another smaller plan, U. S. Steel was required to increase the additional minimum liability, which resulted in an increase to deferred tax assets. The corresponding fourth quarter non-cash charge to equity of $534 million reflected a full valuation allowance of $209 million ($177 million Federal and $32 million State). The total cumulative net charge against equity at March 31, 2004, of $1.5 billion could increase or be partially or totally reversed at a future measurement date depending on the funded status of the plans and/or changes in the discount rate used to measure the accumulated benefit obligations. Should the cumulative net charge against equity be totally reversed, the corresponding reduction in the valuation allowance would be recorded through equity. Should the deferred tax assets, other than those related to additional minimum pension liabilities, increase or if changes in assumptions underlying the tax-planning strategies occur, the corresponding change to the valuation allowance would be recorded as a provision or benefit in continuing operations.

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60% of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. See Note 22 for a discussion of the capital improvement program commitments to the Slovak government. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100% of USSK’s tax liability for years 2000 through 2004 and 50% for the years 2005 through 2009. Management believes that USSK has fulfilled all of the necessary conditions for claiming the tax credit for 2000 through 2003.

In March 2004, an agreement was reached resolving a dispute over provisions in the Accession Treaty governing the Slovak Republic’s entry into the European Union. The agreement calls for the income tax credit to be reduced by $70 million from the $500 million limit provided for in the Accession Treaty. In addition, USSK agreed to a tax payment of $16 million to the Slovak government in each of 2004 and 2005. U. S. Steel recorded a tax charge of $32 million in the first quarter of 2004 to account for the effects of this agreement.

Due to a clarification in the Slovak tax law in the first quarter of 2004, USSK recorded a deferred tax benefit of $6 million related to net foreign exchange losses on long-term receivables. The tax law was clarified to allow cumulative foreign exchange losses to be deducted at such time as the related receivables are satisfied in cash. The net deferred tax benefit will fluctuate as the value of the U.S. dollar changes with respect to the Slovak koruna.

15.	Income Per Common Share

Basic net income (loss) per common share was calculated by adjusting net income (loss) for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income (loss) per common share assumes the exercise of stock options and restricted stock and the conversion of preferred stock, provided in each case the effect is dilutive. For the first quarter ended March 31, 2004, 2,515,069 shares of common stock related to employee options and restricted stock and 15,964,000 shares applicable to the conversion of preferred stock have been included in the computation of diluted net income because their effect was dilutive. Net income has not been adjusted for preferred stock dividend requirements since their conversion is assumed. For the first quarter ended March 31, 2003, 6,954,410 shares of common stock related to employee options and restricted stock and 10,642,778 shares applicable to the conversion of preferred stock have been excluded from the computation of diluted net income (loss) because their effect was anti-dilutive. Net income has been adjusted for preferred stock dividend requirements because their conversion was not assumed.

16.	Inventories

Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

(In millions)	March 31, 2004	December 31, 2003

Raw materials	$168	$212
Semi-finished products	544	575
Finished products	402	427
Supplies and sundry items	66	69

Total	$1,180	$1,283

Current acquisition costs were estimated to exceed the above inventory values by $390 million at March 31, 2004 and by $270 million at December 31, 2003. Costs of revenues was reduced by $19 million and was increased by $2 million in the first three months of 2004 and 2003, respectively, as a result of liquidations of LIFO inventories.

Supplies and sundry items inventory in the table above includes $44 million and $42 million of land held for residential/commercial development by U. S. Steel’s Real Estate segment as of March 31, 2004, and December 31, 2003, respectively.

17.	Long-Term Debt

(In millions)	Interest Rates%	Maturity	Mar. 31, 2004	Dec. 31, 2003

Senior Notes	9¾	2010	$450	$450
Senior Notes	10¾	2008	535	535
Senior Quarterly Income Debt Securities	10	2031	49	49
Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes	4¾ – 6 7/8	2009 – 2033	471	471
Inventory Facility		2007	–	–
Fairfield Caster Lease		2004 – 2012	76	76
Other capital leases and all other obligations		2004 – 2012	72	74
USSK loan	8½	2004 – 2010	281	281
USSK credit facility		2006	10	–

Total			1,944	1,936
Less unamortized discount			3	3
Less long-term debt due within one year			313	43

Long-term debt, less unamortized discount			$1,628	$1,890

At March 31, 2004 in the event of a change in control of U. S. Steel, debt obligations totaling $1,315 million may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $86 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel was in compliance with all of its debt covenants at March 31, 2004.

See Note 23 for discussion of debt redemption in April 2004.

18.	Variable Interest Entities

1314B Partnership

In accordance with FIN 46R, U. S. Steel was required to consolidate the 1314B Partnership as of January 1, 2004. The 1314B Partnership was previously accounted for under the equity method. U. S. Steel is the sole general partner and there are two unaffiliated limited partners. U. S. Steel is responsible for purchasing, operations and sales of coke and coke by-products. U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for credits under Section 29 of the Internal Revenue Code. Furthermore, U. S. Steel, under certain circumstances, has indemnified the 1314B Partnership for environmental obligations. See Note 22 for further discussion of commitments related to the 1314B Partnership.

Upon the initial consolidation of the 1314B Partnership, $14 million of current assets, $8 million of net property, plant and equipment, no liabilities and a minority interest of $22 million were included on the Balance Sheet. A $14 million cumulative effect of change in accounting principle benefit, net of tax, was recorded in the first quarter of 2004.

Sale of accounts receivable

During the three months ended March 31, 2004 and March 31, 2003, no revolving interest in accounts receivable were sold to or repurchased from conduits. As of March 31, 2004, $500 million was available under this facility.

U. S. Steel’s net interest and other financial costs for the three months ended March 31, 2004 and 2003, included costs on the sale of receivables of less than $1 million.

19.	Common Stock and Preferred Share Issuance

On March 9, 2004, U. S. Steel sold 8 million shares of its common stock in a public offering for net proceeds of $294 million.

In February 2003, U. S. Steel sold 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (no par value, liquidation preference $50 per share) (Series B Preferred) for net proceeds of $242 million. Preferred stock dividends of $4 million and $2 million accrued, during the first quarter of 2004 and 2003, respectively, reduced the paid-in capital of the Series B Preferred on the balance sheet because of U. S. Steel’s retained deficit.

20.	Comprehensive Income (Loss)

	First Quarter Ended March 31,
(In millions)	2004	2003

Net income (loss)	$58	$(38)
Other comprehensive income (loss):
Changes in (net of tax):
Minimum pension liability	–	(6)
Foreign currency translation adjustments	3	–
State tax valuation allowance	–	6

Comprehensive income (loss)	$61	$(38)

21.	Related Party Transactions

Receivables from related parties at March 31, 2004 and December 31, 2003, include sales of steel products to equity investees and $4 million due from Marathon Oil Corporation (Marathon) for tax settlements in accordance with the tax sharing agreement entered into when Marathon and U. S. Steel separated on December 31, 2001.

Long-term receivables from related parties at March 31, 2004 and December 31, 2003, reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans. These amounts will be paid by Marathon as participants retire.

Accounts payable to related parties reflect balances due to PRO-TEC Coating Company (PRO-TEC) under an agreement whereby U. S. Steel provides marketing, selling and customer service functions, including invoicing and receivables collection, for PRO-TEC. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk associated with the receivables. Payables to PRO-TEC under the agreement were $68 million and $48 million at March 31, 2004 and December 31, 2003, respectively.

Accounts payable to related parties at March 31, 2004 and December 31, 2003, also include amounts related to the purchase of outside processing services from equity investees.

22.	Contingencies and Commitments

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

Asbestos matters – U. S. Steel is a defendant in approximately 3,700 active cases in which, as of March 31, 2004, approximately 14,300 plaintiffs have filed claims alleging injury resulting from exposure to asbestos. Almost all of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). Nearly 13,000, or more than 90 percent, of the plaintiffs in cases in which U. S. Steel is a defendant are in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, the actual number of plaintiffs who ultimately assert claims against U. S. Steel is likely to be a small fraction of the total number of plaintiffs.

These claims against U. S. Steel fall into three major groups: (1) claims made under certain federal and general maritime laws by employees of the Great Lakes Fleet or Intercoastal Fleet, former operations of U. S. Steel; (2) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); and (3) claims made by industrial workers allegedly exposed to products formerly manufactured by U. S. Steel. While U. S. Steel has excess casualty insurance, these policies have multi-million dollar self-insured retentions. To date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims.

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

As discussed in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003, management views the verdict and resulting settlement in the March 28, 2003 Madison County case as aberrational, and believes that the likelihood of similar results in other cases is remote, although not impossible. Through March 31, 2004, U. S. Steel has not experienced any material adverse change in its ability to resolve pending claims as a result of the Madison County settlement.

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

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 12 years that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals, including such matters since the Madison County jury verdict and settlement in March 2003.

Property taxes – The very high property taxes at U. S. Steel’s Gary Works facility in Indiana continue to be detrimental to Gary Works’ competitive position, both when compared to competitors in Indiana and with other steel facilities in the United States and abroad. U. S. Steel has aggressively addressed these issues through a variety of means including negotiation with local officials as well as judicial and administrative proceedings. There are currently pending refund claims of approximately $65 million and assessments of approximately $133 million in excess of amounts paid for the 2000 through 2002 tax years.

In March 2004, U. S. Steel, the City of Gary and Lake County announced that they had entered into an agreement that, subject to the satisfaction of certain conditions, would settle these tax disputes through and including 2002. Under this agreement U. S. Steel would pay $44 million of the unpaid tax assessments, drop its pending refund claims, agree to $150 million of capital spending at its Lake County operations over a four-year period, or pay Lake County 7.5% of any shortfall from the $150 million spending commitment, and donate approximately 200 acres of property to the City. Among the conditions to this agreement are the review of the agreement by the Indiana Attorney General, approval of the Indiana Department of Local Government and resolution concerning these matters with the Calumet Township assessor, who has declined to become a party to the agreement. These conditions are beyond U. S. Steel ‘s control and there can be no assurance as to when or whether the conditions will be satisfied; therefore, U. S. Steel has not recognized the impact of this agreement in first quarter results. If the matters are resolved in accordance with the agreement, the $44 million payment, which has been fully accrued, would be included in cash flow for the period in which the payment is made and any accrual adjustments would be made when the settlement is probable and would result in a noncash income effect.

Environmental matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $109 million at March 31, 2004, of which $29 million was classified as current, and $111 million at December 31, 2003, of which $30 million was classified as current. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2004 and 2003, such capital expenditures totaled $21 million and $3 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

Environmental and Other Indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and has provided various indemnifications with respect to many of the assets that were sold. These indemnifications have been associated with the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While the vast majority of indemnifications have not covered environmental issues, there have been a few transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions; however, most recent indemnifications are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications only run for a specified period of time after the transactions close and others run indefinitely. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation cases (included in the $109 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $28 million at March 31, 2004 and December 31, 2003. If any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of March 31, 2004, the largest guarantee for a single such entity was $14 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. No liability has been recorded for these guarantees.

Contingencies related to Separation from Marathon – U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of approximately $61 million at March 31, 2004, compared to $62 million at December 31, 2003. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable may be declared immediately due and payable. Furthermore, certain leases assumed by U. S. Steel can be declared immediately due and payable. The amount of such obligations as of March 31, 2004 was approximately $206 million. If such event occurs, U. S. Steel may not be able to satisfy such obligations. No liability has been recorded for these contingencies because management believes the likelihood of occurrence is remote.

If the Separation is determined to be a taxable distribution of the stock of U. S. Steel, but there is no breach of a representation or covenant by either U. S. Steel or Marathon, U. S. Steel would be liable for any resulting taxes (Separation No-Fault Taxes) incurred by Marathon. U. S. Steel’s indemnity obligation for Separation No-Fault Taxes survives until the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel’s indemnity obligation for Separation No-Fault Taxes at March 31, 2004 and December 31, 2003, was estimated to be approximately $140 million. No liability has been recorded for this indemnity obligation because management believes that the likelihood of the Separation being determined to be a taxable distribution of the stock of U. S. Steel is remote.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $46 million at March 31, 2004 and $50 million at December 31, 2003). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

Mining sale – U. S. Steel remains secondarily liable in the event that PinnOak triggers a withdrawal within five years of June 30, 2003, from the multiemployer pension plan that covers employees of the coal mining business. A withdrawal is triggered when annual contributions to the plan are substantially less than contributions made in prior years. The maximum exposure for the fee that would be assessed upon a withdrawal is $79 million. U. S. Steel has recorded a liability equal to the estimated fair value of this potential exposure. U. S. Steel has agreed to indemnify PinnOak for certain environmental matters, which are included in the environmental matters discussion.

Transtar reorganization – The 2001 reorganization of Transtar was intended to be tax-free for federal income tax purposes, with U. S. Steel and Transtar Holdings, L.P. (Holdings) agreeing through various representations and covenants to protect the reorganization’s tax-free status. If the reorganization is determined to be taxable, but there is no breach of a representation or covenant by either U. S. Steel or Holdings, U. S. Steel is liable for 44% of any resulting Holdings taxes (Transtar No-Fault Taxes), and Holdings is responsible for 56% of any resulting U. S. Steel taxes. U. S. Steel’s indemnity obligation for Transtar No-Fault Taxes survives until 30 days after the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel’s indemnity obligation for Transtar No-Fault Taxes at March 31, 2004 and December 31, 2003, was estimated to be approximately $70 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the reorganization being determined to be taxable is remote. U. S. Steel can recover all or a portion of any indemnified Transtar No-Fault Taxes if Holdings receives a future tax benefit as a result of the Transtar reorganization being taxable.

1314B Partnership – U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the 1314B Partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at March 31, 2004, including interest and tax gross-up, is approximately $610 million. Furthermore, U. S. Steel under certain circumstances has indemnified the 1314B Partnership for environmental obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the 1314B Partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

Self-insurance – U. S. Steel is self-insured for certain exposures including workers’ compensation, auto liability and general liability, as well as property damage and business interruption, within specified deductible and retainage levels. Certain equipment that is leased by U. S. Steel is also self-insured within specified deductible and retainage levels. Liabilities are recorded for workers’ compensation and personal injury obligations. Other costs resulting from self-insured losses are charged against income upon occurrence.

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $135 million as of March 31, 2004 and $139 million as of December 31, 2003, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At March 31, 2004 and December 31, 2003, U. S. Steel’s domestic contract commitments to acquire property, plant and equipment totaled $25 million and $23 million, respectively.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of March 31, 2004 and December 31, 2003, were $398 million and $433 million, respectively.

USSB has the following commitments with the Serbian government: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in the former Sartid assets to any third party without government consent for a period of five years. As of March 31, 2004 and December 31, 2003, the remaining commitments with the Serbian government were $93 million and $111 million, respectively.

In April 2004, U. S. Steel entered into an agreement that requires U. S. Steel to provide work to an unaffiliated third party over the next ten years that will (i) generate average annual revenues of at least $16 million to the third party, and (ii) result in a gross profit of $63 million to the third party. The agreement further requires U. S. Steel to make advance payments to the third party totaling $20 million, which are to be applied against the foregoing obligation. At least $10 million of these payments are expected to be made during 2004 and resulted in a pretax charge of $8 million in the first quarter of 2004.

U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires U. S. Steel to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $74 million as of March 31, 2004, may be required. The maximum termination payment declines over the duration of the agreement.

23.	Subsequent Event

On April 19, 2004, the company redeemed $187 million principal amount of its 10- 3/4% Senior Notes due August 1, 2008, at a premium of 10- 3/4% and $72 million principal amount of its 9- 3/4% Senior Notes due May 15, 2010, at a premium of 9- 3/4% using the proceeds from the March 9, 2004 common stock offering. Remaining proceeds from the common stock offering were used for general corporate purposes. The redemption resulted in a charge of $33 million to interest and other financial costs in the second quarter of 2004 for the redemption premiums and unamortized issuance and discount costs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel or the Company). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003.

SEGMENTS

Effective with the first quarter of 2004, U. S. Steel has four reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), Tubular Products (Tubular) and Real Estate. Straightline Source (Straightline) was a reportable segment until the end of 2003. As of January 1, 2004, the residual results of Straightline are included in the Flat-rolled segment. The application of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” required U. S. Steel to consolidate the Clairton 1314B Partnership, L.P. (1314B Partnership) effective January 1, 2004. The results of the 1314B Partnership, which are included in the Flat-rolled segment, were previously accounted for under the equity method. For further information, see Notes 5 and 18 to Financial Statements.

RESULTS OF OPERATIONS

Revenues and other income was $2,963 million in the first quarter of 2004, compared with $1,907 million in the same quarter last year. The $1,056 million increase primarily reflected increased shipment volumes for domestic sheet products due largely to the acquisition of the National facilities, higher domestic and European prices, increased shipment volumes for tubular products and higher commercial shipments of taconite pellets. These were partially offset by lower shipment volumes for plate products resulting from the disposal in November 2003 of U. S. Steel’s only plate mill, and the absence of revenues from coal sales in 2004 due to the sale of U. S. Steel’s coal mining business in June 2003. Revenues and other income in the first quarter of 2004 included a $43 million favorable effect resulting from the sale of the Real Estate segment’s remaining mineral interests and certain real estate interests, consisting of a gain on disposal of assets of $36 million and other income, related to the sale of coal seam gas interests, of $7 million.

Income (Loss) from operations for U. S. Steel for the first quarter of 2004 and the first quarter of 2003 is set forth in the following table:

	First Quarter Ended March 31
(Dollars in millions)	2004	2003

Flat-rolled (a)	113	$(19)
USSE (b)	40	64
Tubular	3	(6)
Real Estate	14	13
Straightline (a)		(16)

Total income from reportable segments	170	36
Other Businesses (c)	(8)	(34)

Segment income from operations	162	2
Retiree benefit expenses	(44)	(21)
Other items not allocated to segments:
Income from sale of real estate interests	43	–
Stock appreciation rights	(10)	–
Litigation items	–	(25)

Total income (loss) from operations	$151	$(44)

(a)	The Flat-rolled segment includes the results of National from May 20, 2003, the date of acquisition; the residual results of Straightline from January 1, 2004; and the consolidated results of the 1314B Partnership, which was accounted for under the equity method prior to January 1, 2004.
(b)	Includes the results of U. S. Steel’s Serbian operations from September 12, 2003, the date of acquisition. Prior to September 12, 2003, included the results of activities under certain agreements with the former owner of the Serbian operations.
(c)	Includes the results of the coal mining business prior to June 30, 2003, the date of sale.

Pension and other postretirement benefits (OPEB) costs

Defined benefit pension and multiemployer plan benefit costs totaled $58 million in the first quarter of 2004, compared to $16 million in the first quarter of 2003. The increase mainly reflected a lower return on assets and higher amortization of net actuarial losses. Costs related to defined contribution plans totaled $4 million in the first quarter of 2004, compared to $4 million in last year’s first quarter.

OPEB costs, including multiemployer plans, totaled $26 million in the first quarter of 2004, compared to $55 million in the corresponding period of 2003. The reduction in OPEB expense primarily reflected cost-sharing mechanisms negotiated with the United Steelworkers of America (USWA) in the second quarter of 2003 in conjunction with assumed changes to retiree participation in company-sponsored prescription drug programs based on future benefits under the Medicare Prescription Drug Improvement and Modernization Act of 2003, which became law on December 8, 2003. This decrease was partially offset by the addition of costs related to employees added with the National acquisition, changes in assumed retirement ages and early retirements under the Transition Assistance Program offered in 2003 to employees belonging to the USWA.

Selling, general and administrative expenses

Selling, general and administrative expenses were $190 million in the first quarter of 2004, compared to $129 million in the first quarter of 2003. The increase was primarily due to higher pension costs, increased compensation expense related to stock appreciation rights and expenses related to the acquired National and Serbian facilities, partially offset by lower OPEB costs.

Segment results for Flat-rolled

Segment income for Flat-rolled was $113 million in the first quarter of 2004, compared with a loss of $19 million in the same quarter of 2003. The improvement was mainly due to higher average realized prices and favorable effects resulting from workforce reductions and the National acquisition. These were partially offset by higher raw material and employee benefit costs.

Segment results for USSE

Segment income for USSE was $40 million in the first quarter of 2004, compared to $64 million in the comparable 2003 quarter. The decline was primarily due to higher raw material costs, lower shipment volumes, net unfavorable exchange rate effects and costs related to operational difficulties with a blast furnace in Slovakia, partially offset by higher average realized prices.

Segment results for Tubular

Segment income for Tubular was $3 million in the first quarter of 2004, an improvement of $9 million compared with the first quarter of 2003. The increase resulted primarily from higher average realized prices and shipment volumes, partially offset by higher costs for tube rounds.

Segment results for Real Estate

Segment income for Real Estate was $14 million in the first quarter of 2004, compared with income of $13 million in 2003’s first quarter.

Results for Other Businesses

The loss for Other Businesses in the first quarter of 2004 was $8 million, compared with a loss of $34 million in the first quarter of 2003. The decreased loss was mainly due to improved results at taconite pellet operations resulting primarily from increased trade shipments and higher selling prices.

Profit-based union payments

First quarter 2004 results included costs of approximately $10 million for three profit-based payment streams generated pursuant to the provisions of the 2003 labor agreement negotiated with the USWA. These payment streams are calculated as percentages of segment income from operations on a corporate-wide basis. Approximately $4 million of these profit-based payment costs were recorded in segment results.

Items not allocated to segments:

Income from sale of real estate interests of $43 million resulted from the sale in February 2004 of Real Estate’s remaining mineral interests and certain real estate interests. This amount consisted of a gain on disposal of assets of $36 million and other income, related to the sale of coal seam gas interests, of $7 million.

Stock appreciation rights resulted in a $10 million charge to compensation expense in the first quarter of 2004. These stock appreciation rights were issued over the last ten years and allow the holders to receive cash and/or common stock equal to the excess of the fair market value of the common stock over the exercise price.

Net interest and other financial costs were $52 million in the first quarter of 2004, compared with $38 million during the same period in 2003. The increase in 2004 primarily reflected interest on the 9- 3/4% senior notes that were issued in May 2003.

The provision for income taxes in the first quarter of 2004 was $51 million, compared with a benefit of $49 million in the first quarter last year. The provision in 2004 included a charge of $32 million related to the settlement of a dispute regarding tax benefits for U. S. Steel Kosice (USSK) under Slovakia’s foreign investors’ tax credit, which is discussed below.

The Slovak Income Tax Act provides an income tax credit, which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for years 2000 through 2004 and 50 percent for the years 2005 through 2009. Management believes that USSK fulfilled all of the necessary conditions for claiming the tax credit for the years for which it was claimed and anticipates meeting such requirements in 2004. As a result of claiming these tax credits and management’s intent to reinvest earnings in foreign operations, virtually no income tax provision, except for the $32 million settlement discussed below, is recorded for USSK income.

In October 2002, a tax credit limit was negotiated by the Slovak government as part of the Accession Treaty (Treaty) governing Slovakia’s entry into the European Union (EU). The Treaty limited to $500 million the total tax credit to be granted to USSK during the period 2000 through 2009. The Treaty also placed limits upon USSK’s flat-rolled production and export sales to the EU, allowing for modest growth each year through 2009. The limits upon export sales to the EU take effect upon Slovakia’s entry into the EU, which will occur in May 2004. A question arose with respect to the effective date of the production limits. Slovak Republic representatives stated their belief that the Treaty intended that these limits take effect upon entry into the EU, whereas the European Commission took the position that the flat-rolled production limitations apply as of 2002.

An agreement resolving the dispute was reached in March 2004. The agreement calls for the tax credit to be reduced by $70 million from the $500 million limit provided for in the Treaty. The impact of the tax credit limit is expected to be minimal since Slovak tax laws have been modified and tax rates have been reduced since the acquisition of USSK. In addition, USSK agreed to a tax payment of $16 million to the Slovak government in each of 2004 and 2005. As a result, U. S. Steel recorded an income tax charge of $32 million in the first quarter of 2004. All parties involved in the negotiations acknowledged that the dispute arose out of a good faith misunderstanding with respect to the meaning of the language of the Treaty providing for the production limitations. Under the terms of the settlement, USSK agreed that the Treaty’s production limitation provisions, which are based upon USSK’s 2001 flat-rolled product production and provide for annual increases of 3 percent, will be honored by the Company from January 1, 2004, through the end of 2009 to coincide with the effective period of the foreign investors’ tax credit.

The Bush Administration is continuing discussions at the Organization of Economic Cooperation and Development (OECD) aimed at the reduction of inefficient steel production capacity and the elimination and limitation of certain subsidies to the steel industry throughout the world. It is possible that these discussions could result in the adoption of an OECD agreement, which could negatively impact USSK’s tax credit.

As of March 31, 2004, U. S. Steel had net federal, state and foreign deferred tax assets of $472 million, $89 million and $5 million, respectively. The amount of net domestic deferred tax assets determined to be realizable was measured by calculating the tax effect of tax planning strategies that are estimated to generate approximately $1.3 billion in taxable income. Tax planning strategies include actions that are prudent and feasible, and that management ordinarily might not take, but would take if necessary to realize a deferred tax asset, unless the need to do so is eliminated in future periods. These tax planning strategies include the continued implementation of the previously announced plan to dispose of non-strategic assets, the sale of non-integral domestic and foreign operating assets as well as the ability to elect alternative accounting methods. Based on this assessment, as of March 31, 2004, the Company determined that it is more likely than not that $566 million of such assets will be realized, therefore resulting in a valuation allowance of $209 million.

Due to a clarification in the Slovak tax law in the first quarter of 2004, USSK recorded a deferred tax benefit of $6 million related to net foreign exchange losses on long-term receivables. The tax law was clarified to allow cumulative foreign exchange losses to be deducted at such time as the related receivables are satisfied in cash. The net deferred tax benefit will fluctuate as the value of the U.S. dollar changes with respect to the Slovak koruna.

See Note 14 to Financial Statements.

The cumulative effect of change in accounting principle, net of tax, was a credit of $14 million in the first quarter of 2004 and resulted from the adoption on January 1, 2004, of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The charge of $5 million in the first quarter of 2003 resulted from the adoption on January 1, 2003, of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”

U. S. Steel’s net income was $58 million in the first quarter of 2004, compared with a net loss of $38 million in the first quarter of 2003. The improvement primarily reflected the factors discussed above.

OPERATING STATISTICS

Flat-rolled shipments of 4.2 million tons in the first quarter of 2004 increased about 71 percent from the first quarter 2003, primarily reflecting the added shipments for the acquired National facilities, and increased about 5 percent from the fourth quarter of 2003, partially due to residual Straightline shipments. Tubular shipments of 272,000 tons in the first quarter of 2004 increased about 32 percent from the same period in 2003, and 16 percent from the fourth quarter of 2003. At USSE, first quarter 2004 shipments of 1.2 million net tons declined about 1 percent and 4 percent from shipments in the first and fourth quarters of 2003, respectively.

Raw steel capability utilization for domestic facilities and USSE in the first quarter of 2004 averaged 92.6 percent and 72.8 percent, respectively, compared with 91.7 percent and 97.3 percent in the first quarter of 2003 and 87.6 percent and 68.2 percent in the fourth quarter of 2003. USSE’s capability utilization in the first quarter of 2004 and in last year’s fourth quarter was negatively affected by the inclusion of U. S. Steel Balkan (USSB). USSB’s capability utilization reached 50 percent by the end of the first quarter of 2004 and averaged 42.6 percent during the quarter. Only about a third of USSB’s annual raw steel design capability was operational during the fourth quarter of 2003.

BALANCE SHEET

Cash and cash equivalents of $764 million at March 31, 2004, increased $448 million from year-end 2003. The increase resulted primarily from the sale of 8 million shares of common stock for net proceeds of $294 million, which were used primarily for early redemption of debt in April 2004, and from the results of operating activities.

Receivables, less allowances increased $227 million from year-end 2003, primarily due to increases in trade accounts receivable resulting from increasing revenues throughout the quarter.

Receivables from related parties decreased by $42 million from December 31, 2003, mainly reflecting the consolidation of the 1314B Partnership effective January 1, 2004. Receivables from the 1314B Partnership at March 31, 2004 were eliminated in consolidation, whereas they were classified as related party receivables at December 31, 2003.

Inventories decreased $103 million from December 31, 2003, due mainly to reduced days’ supply for in-process and finished steel inventories and reduced raw material inventories.

Accounts payable of $1,036 million at March 31, 2004, increased $66 million from year-end 2003, mainly due to an increase in trade payables resulting from increased operating levels as compared to late 2003 and higher raw material costs.

Payroll and benefits payable decreased $65 million from year-end 2003 primarily as a result of payments related to stock-based compensation, the Transition Assistance Program and a multiemployer pension plan.

Long-term debt due within one year increased by $270 million, and long-term debt, less unamortized discount decreased by $262 million, primarily reflecting a reclassification resulting from the early redemption in April 2004 of certain senior debt. For discussion, see “Liquidity.”

Additional paid-in capital increased by $325 million from December 31, 2003, due primarily to an equity offering of 8 million common shares that was completed in March 2004 for net proceeds of $294 million and the exercise of stock options.

CASH FLOW

Net cash provided from operating activities was $97 million for the first quarter of 2004, compared with cash used in operating activities of $44 million in the same period of 2003. The improvement of $141 million from last year’s first quarter was due mainly to higher income after adjustments for noncash items.

Capital expenditures in the first quarter of 2004 were $70 million, compared with $63 million in the same period in 2003. Domestic expenditures of $31 million in the first quarter of 2004 were spread over several facilities and did not include any major projects. European expenditures of $39 million included dedusting projects for USSK’s steelmaking facilities and continuing work on the third dynamo line.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at March 31, 2004, totaled $25 million, compared with $23 million at December 31, 2003.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of March 31, 2004, and December 31, 2003, were $398 million and $433 million, respectively. In addition, USSB has a commitment to the Serbian government that requires it to spend up to $157 million during the first five years for working capital; the repair, rehabilitation, improvement, modification and upgrade of facilities; and community support and economic development. USSB spent approximately $64 million through March 31, 2004, leaving a balance of $93 million under this commitment.

Capital expenditures for 2004 are expected to be approximately $445 million, including approximately $200 million for USSE. Estimated capital expenditures for USSE will fluctuate based upon exchange rates.

Disposal of assets in the first quarter of 2004 consisted mainly of proceeds from the sale of the Real Estate segment’s remaining mineral interests and certain real estate interests.

Preferred shares issued in the first quarter of 2003 reflected net proceeds from the offering of 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (Series B Preferred).

Common stock issued in the first three months of 2004 primarily reflected $294 million of net proceeds from U. S. Steel’s equity offering completed in March 2004. The remaining amount in the first quarter of 2004 mainly reflected proceeds from stock sales through the exercise of options, sales to the United States Steel Corporation Savings Fund Plan for Salaried Employees and sales through the Dividend Reinvestment and Stock Purchase Plan. The 2003 amount primarily reflected sales through the Dividend Reinvestment and Stock Purchase Plan.

Dividends paid in the first quarter of 2004 were $9 million, compared with $5 million in the same period in 2003. Payments in both periods reflected the quarterly dividend rate of five cents per common share. Dividends paid in 2004 also reflected a quarterly dividend of $0.875 per share for the Series B Preferred.

For discussion of restrictions on future dividend payments, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003.

LIQUIDITY

In November 2001, U. S. Steel entered into a five-year Receivables Purchase Agreement with financial institutions and in May 2003, entered into an amendment to the Receivables Purchase Agreement, which increased fundings under the facility to the lesser of eligible receivables or $500 million. For further information regarding the Receivables Purchase Agreement, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003. As of March 31, 2004, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

In May 2003, U. S. Steel entered into a new four-year revolving credit facility that provides for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the Receivables Purchase Agreement. The Inventory Facility contains a number of covenants that may limit U. S. Steel’s ability to incur debt, make capital expenditures, sell assets, incur liens and make dividend and other restricted payments. The Inventory Facility also includes a fixed charge coverage ratio test, which must be met if availability is less than $100 million. For further information regarding the Inventory facility, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003. As of March 31, 2004, $472 million was available to U. S. Steel under the Inventory Facility.

At March 31, 2004, USSK had $10 million drawn against its $50 million credit facilities, and had $3 million of customs guarantees outstanding, reducing availability to $37 million.

In July 2001, U. S. Steel issued $385 million of 10- 3/4% senior notes due August 1, 2008 (10- 3/4% Senior Notes), and in September 2001, U. S. Steel issued an additional $150 million of 10- 3/4% Senior Notes. As of March 31, 2004, the aggregate principal amount of 10- 3/4% Senior Notes outstanding was $535 million.

In May 2003, U. S. Steel issued $450 million of senior notes due May 15, 2010 (9- 3/4% Senior Notes). As of March 31, 2004, the aggregate principal amount of 9- 3/4% Senior Notes outstanding was $450 million.

On April 19, 2004, U. S. Steel redeemed $187 million principal amount of the 10- 3/4% Senior Notes at a 10.75 percent premium, resulting in a reduction of the principal amount outstanding to $348 million, and redeemed $72 million principal amount of the 9- 3/4% Senior Notes at a 9.75 percent premium, resulting in a reduction of the principal amount outstanding to $378 million. U. S. Steel redeemed these notes using most of the $294 million net proceeds from an equity offering, which was completed in March 2004. The remaining net proceeds were used for general corporate purposes.

The 10- 3/4% Senior Notes and the 9- 3/4% Senior Notes (together the Senior Notes) impose very similar limitations on U. S. Steel’s ability to make restricted payments. For a discussion of restricted payments and the conditions that U. S. Steel must meet in order to make restricted payments, as well as other significant restrictions imposed on U. S. Steel by the Senior Notes, see the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003. As of March 31, 2004, U. S. Steel met the requirements and had approximately $685 million of availability to make restricted payments.

If the Senior Note covenants are breached or if U. S. Steel fails to make payments under its material debt obligations or the Receivables Purchase Agreement, certain creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral. This may also cause a termination event to occur under the Receivables Purchase Agreement and a default under the Senior Notes. Additional indebtedness that U. S. Steel may incur in the future may also contain similar covenants, as well as other restrictive provisions. Cross-default and cross-acceleration clauses in the Receivables Purchase Agreement, the Inventory Facility, the Senior Notes and any future additional indebtedness could have an adverse effect upon U. S. Steel’s financial position and liquidity.

U. S. Steel was in compliance with all of its debt covenants at March 31, 2004.

U. S. Steel has used surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. U. S. Steel has replaced some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $109 million of liquidity sources for financial assurance purposes as of March 31, 2004, a decrease of $4 million during the first quarter of 2004, and expects to commit approximately $20 million more during the remainder of 2004.

U. S. Steel was contingently liable for debt and other obligations of Marathon as of March 31, 2004, in the amount of $61 million. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes in the amount of $471 million and certain lease obligations totaling $206 million that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable. If that occurs, U. S. Steel may not be able to satisfy such obligations. In addition, if Marathon loses its investment grade ratings, certain of these obligations will be considered indebtedness under the Senior Notes indentures and for covenant calculations under the Inventory Facility. This occurrence could prevent U. S. Steel from incurring additional indebtedness under the Senior Notes or may cause a default under the Inventory Facility.

The following table summarizes U. S. Steel’s liquidity as of March 31, 2004:

(Dollars in millions)

Cash and cash equivalents (a)	$743
Amount available under Receivables Purchase Agreement	500
Amount available under Inventory Facility	472
Amounts available under USSK credit facilities	37

Total estimated liquidity	$1,752

(a)	Excludes $21 million of cash, which resulted from the consolidation of the 1314B Partnership, because it is not available for U. S. Steel’s use.

U. S. Steel’s liquidity improved by $517 million from December 31, 2003, primarily reflecting $294 million of net proceeds from the equity offering, which were primarily used to redeem certain of the Senior Notes in April 2004 as previously discussed, increased availability of receivables under the Receivables Purchase Agreement and cash from operations.

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

U. S. Steel management’s opinion concerning liquidity and U. S. Steel’s ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. To the extent that this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that could affect the availability of financing include the performance of U. S. Steel (as measured by various factors including cash provided from operating activities), levels of inventories and accounts receivable, the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the overall U.S. and international financial climate, and, in particular, with respect to borrowings, the level of U. S. Steel’s outstanding debt, its ability to comply with debt covenants and its credit ratings by rating agencies.

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new off-balance sheet arrangements during the first three months of 2004.

ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be adversely affected. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel’s competitive position with regard to domestic mini-mills, some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods.

USSK is subject to the laws of Slovakia. The environmental laws of Slovakia generally follow the requirements of the European Union (EU), which are comparable to domestic standards. USSK has also entered into an agreement with the Slovak government to bring its facilities into EU environmental compliance, and expects to do so by 2006.

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

U. S. Steel has been notified that it is a potentially responsible party (PRP) at 23 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of March 31, 2004. In addition, there are 13 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 44 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 22 to the Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the first quarter of 2004, U. S. Steel accrued $4 million for environmental remediation for domestic and foreign facilities. The total accrual for such liabilities at March 31, 2004, was $109 million. Environmental spending during the first quarter of 2004 totaled $6 million. These amounts exclude liabilities related to asset retirement obligations under SFAS No. 143.

U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Financial Statements. However, management believes that U.S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to U. S. Steel.

OUTLOOK

U. S. Steel anticipates that favorable market conditions will continue to positively impact the results of the Flat-rolled segment in the second quarter, with prices increasing well in excess of March levels, which were significantly higher than the first quarter average. Average second quarter realized prices are expected to improve significantly more than the $52 per ton average improvement in the first quarter. These favorable effects will be partially offset by expected further increases in costs for purchased coke and other raw materials. Supply disruptions from several of U. S. Steel’s coal suppliers continue to affect coke operations and reduced coke production to 92 percent of capacity in the first quarter. In the second quarter, depending on availability and delivery schedules, U. S. Steel expects to purchase between 200,000 and 300,000 tons of coke for domestic operations at significantly higher prices than those in the first quarter. In addition, a blast furnace outage, which was scheduled for later in the year, was accelerated. Costs related to the two blast furnace outages in the second quarter are broadly estimated at $20 million. Flat-rolled shipments in the second quarter are expected to decline by approximately 200,000 tons compared to the first quarter as a result of slightly lower steel production and reduced residual shipments from Straightline; however, for full-year 2004, Flat-rolled shipments are expected to increase from the previous estimate of 15.5 million tons to approximately 15.9 million tons.

For USSE, second quarter 2004 profit margins will continue to be affected by raw material cost pressures, particularly in Serbia where new raw material positions are being established. Realized prices are expected to be significantly higher than in the first quarter as the Company implements an announced increase of a minimum of 40 euros per metric ton, effective April 1, 2004. Shipments for the quarter are expected to improve by about 10 percent. Shipments for full-year 2004 are currently estimated at 5.0 million net tons.

In the second quarter of 2004, the Tubular segment is expected to benefit from significantly higher prices, although shipments could be affected by shortages of rounds from outside suppliers. Annual shipments for the Tubular segment are expected to remain at the previous estimate of 1.0 million tons, which reflects a year over year improvement of about 18 percent.

For the second quarter of 2004, the Company expects improved seasonal results from taconite pellet operations. Additionally, with improving profitability, U. S. Steel expects higher costs related to profit-based payments under the labor agreement with the USWA.

The very high property taxes at U. S. Steel’s Gary Works facility in Indiana continue to be detrimental to Gary Works’ competitive position, both when compared to competitors in Indiana and with other steel facilities in the United States and abroad. U. S. Steel has aggressively addressed these issues through a variety of means including negotiation with local officials as well as judicial and administrative proceedings. There are currently pending refund claims of approximately $65 million and assessments of approximately $133 million in excess of amounts paid for the 2000 through 2002 tax years.

In March 2004, U. S. Steel, the City of Gary and Lake County announced that they had entered into an agreement that, subject to the satisfaction of certain conditions, would settle these tax disputes through and including 2002. Under this agreement, U. S. Steel would pay $44 million of the unpaid tax assessments, drop its pending refund claims, agree to $150 million of capital spending at its Lake County operations over a four-year period, or pay Lake County 7.5 percent of any shortfall from the $150 million spending commitment, and donate approximately 200 acres of property to the City. Among the conditions to this agreement are the review of the agreement by the Indiana Attorney

General, approval of the Indiana Department of Local Government and resolution concerning these matters with the Calumet Township assessor, who has declined to become a party to the agreement. These conditions are beyond U. S. Steel’s control and there can be no assurance as to when or whether the conditions will be satisfied; therefore, U. S. Steel has not recognized the impact of this agreement in first quarter results. If the matters are resolved in accordance with the agreement, the $44 million payment, which has been fully accrued, would be included in cash flow for the period in which the payment is made. Any accrual adjustments, which would result in a noncash effect on income, would be made when the settlement is probable.

On April 19, 2004, the Company redeemed $187 million principal amount of its 10-3/4% Senior Notes due August 1, 2008 at a premium of 10.75 percent, and $72 million principal amount of its 9 3/4% Senior Notes due May 15, 2010 at a premium of 9.75 percent. The redemptions will result in a $33 million charge to second quarter 2004 net interest and other financial costs for the redemption premium and unamortized issuance and discount costs. Ongoing annual interest and amortization expense will be reduced by approximately $28 million as a result of the redemptions.

Steel imports to the United States accounted for an estimated 20 percent of the domestic steel market in the first two months of 2004, 19 percent for the year 2003, and 26 percent for the year 2002. U. S. Steel intends to monitor imports closely and file anti-dumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, financial results.

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments, and prices. Some factors, among others, that could affect 2004 market conditions, costs, shipments and prices for both domestic operations and USSE include global product demand, prices and mix; global and company steel production levels; availability and prices of raw materials; plant operating performance; the timing and completion of facility projects; natural gas prices and usage; changes in environmental, tax and other laws; the resumption of operation of steel facilities sold under the bankruptcy laws; employee strikes; power outages; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Political factors in Europe that may affect USSE’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003, and in subsequent filings for U. S. Steel.

ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), which addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack the characteristics of a controlling financial interest. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity.

FIN 46R must be applied to all entities subject to this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. The application of this Interpretation required

U. S. Steel to consolidate the 1314B Partnership, which was previously accounted for under the equity method, as of January 1, 2004. This resulted in a cumulative effect of a change in accounting principle of $14 million, net of tax. For further discussion, see Note 18 to Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK AND RELATED RISK

Sensitivity analyses of the incremental effects on pretax income of hypothetical 10 percent and 25 percent decreases in commodity prices for open derivative commodity instruments as of March 31, 2004, are provided in the following table(a):

	Incremental Decrease in Income Before Income Taxes Assuming a Hypothetical Price Decrease of:
(Dollars in millions)	10%	25%

Commodity-Based Derivative Instruments
Zinc	$0.9	$2.3
(a)	The definition of a derivative instrument includes certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effects on pretax income of hypothetical 10 percent and 25 percent decreases in closing commodity prices for each open contract position at March 31, 2004. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to March 31, 2004, may cause future pretax income effects to differ from those presented in the table.

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in March 31, 2004, interest rates on the fair value of U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)

As of March 31, 2004
Non-Derivative Financial Instruments (a)	Fair Value	Incremental Increase in Fair Value (b)

Financial assets:
Investments and long-term receivables	$18	$–

Financial liabilities:
Long-term debt (c)(d)	$2,007	$88

(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)	Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at March 31, 2004, on the fair value of U. S. Steel’s non-derivative financial assets/ liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at March 31, 2004.
(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

At March 31, 2004, U. S. Steel’s portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $88 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel’s results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

FOREIGN CURRENCY EXCHANGE RATE RISK

U. S. Steel, primarily through USSE, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At March 31, 2004, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $19.0 million) and Slovak koruna (total notional value of approximately $42.1 million). A 10 percent increase in the March 31, 2004 euro forward rates would result in a $6.1 million charge to income.

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

Item 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, U. S. Steel’s disclosure controls and procedures were effective.

INTERNAL CONTROLS

As of March 31, 2004, there have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended March 31
(Dollars in millions)	2004	2003

INCOME (LOSS) FROM OPERATIONS
Flat-rolled Products (a)	$113	$(19)
U. S. Steel Europe (b)	40	64
Tubular	3	(6)
Real Estate	14	13
Straightline (a)		(16)
Other Businesses (c)	(8)	(34)

Segment Income (Loss) from Operations	162	2
Retiree benefit expenses	(44)	(21)
Other items not allocated to segments:
Income from sale of real estate interests	43	–
Stock appreciation rights	(10)	–
Litigation items	–	(25)

Total Income (Loss) from Operations	$151	$(44)
CAPITAL EXPENDITURES
Flat-rolled Products	$21	$11
U. S. Steel Europe	39	20
Tubular	3	22
Real Estate	–	–
Straightline		1
Other Businesses	7	9

Total	$70	$63
OPERATING STATISTICS
Average realized price: ($/net ton)(d)
Flat-rolled Products (a)	$475	$421
Tubular Products	672	638
U. S. Steel Europe (b)	420	341
Steel Shipments: (d)(e)
Flat-rolled Products (a)	4,161	2,436
Tubular Products	272	206
U. S. Steel Europe (b)	1,173	1,190
Raw Steel-Production: (e)
Domestic Facilities	4,479	2,895
U. S. Steel Europe (b)	1,344	1,200
Raw Steel-Capability Utilization: (f)
Domestic Facilities	92.6%	91.7%
U. S. Steel Europe (b)	72.8%	97.3%
Domestic iron ore production (e)	5,612	3,825
Domestic iron ore shipments (e)(g)	4,036	1,817
Domestic coke production (e)(i)	1,649	1,646
Domestic coke shipments (e)(h)(i)	672	916

(a)	The Flat-rolled segment includes National from May 20, 2003, the date of acquisition; the residual effects of Straightline from January 1, 2004; and the consolidated results of the 1314B partnership, which was accounted for under the equity method prior to January 1, 2004.
(b)	Includes U. S. Steel’s Serbian operations from September 12, 2003, the date of acquisition. Prior to September 12, 2003, included effects of activities under certain agreements with the former owner of the Serbian operations.
(c)	Includes the coal mining business prior to June 30, 2003, the date of sale.
(d)	Excludes intersegment transfers.
(e)	Thousands of net tons.
(f)	Based on annual raw steel production capability for domestic facilities of 12.8 million net tons prior to May 20, 2003, and 19.4 million net tons thereafter; and annual raw steel production capability for U. S. Steel Europe of 5.0 million net tons prior to September 12, 2003, and 7.4 million net tons thereafter.
(g)	Includes intersegment transfers.
(h)	Includes trade shipments only.
(i)	Includes the 1314B Partnership.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

U. S. Steel is in the study phase of Resource Conservation and Recovery Act (RCRA) corrective action programs at its Fairless Plant, Gary Works and Fairfield Works. Until the studies are completed at these facilities, U. S. Steel is unable to estimate the total cost of remediation activities that might be required. At USS-POSCO Industries, a joint venture between U. S. Steel and Pohang Iron & Steel Co. Ltd., corrective measures have been implemented for the former solid waste management units (SWMUs) and a remedy for ground water has been proposed.

In November 1989, the Utah Department of Environmental Quality (UDEQ) issued a permit to U. S. Steel for the closure of three hazardous waste impoundments including facility wide corrective action at U. S. Steel’s former Geneva Works. The permit has been administratively extended. At a meeting with UDEQ on March 11, 2004, U. S. Steel agreed to develop work plans and commence field investigations on some areas of the facility for which U. S. Steel has accepted responsibility. Costs to prepare these work plans, implement field investigations and continue work on the three hazardous waste impoundments is estimated to be approximately $0.9 million.

On October 23, 1998, a final Administrative Order on Consent was issued by the U.S. Environmental Protection Agency (EPA) addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a RCRA Facility Investigation (RFI) and a Corrective Measure Study at Gary Works. The Current Conditions Report, U. S. Steel’s first deliverable, was submitted to EPA in January 1997 and was approved by EPA in 1998. All Phase I work plans have been approved by EPA. Two Phase II RFI work plans and a self-implementing interim measure have been submitted to EPA for approval. Another self-implementing interim measure has been completed. Through March 31, 2004, U. S. Steel has spent approximately $12 million for the studies, work plans, field investigations and self-implementing interim measures. The cost to implement the remaining field investigations and the approved work plans is estimated to be $5.7 million. Until they are completed, it is impossible to assess what additional expenditures will be necessary.

On October 21, 1994, and again on December 30, 1994, the Indiana Department of Environmental Management (IDEM) issued notices of violation relating to Gary Works alleging various violations of air pollution requirements. In early 1996, U. S. Steel paid a $6 million penalty and agreed to install additional pollution control equipment and to implement environmental protection programs over a period of several years. A substantial portion of these programs has been implemented, with expenditures through March 31, 2004 of approximately $105 million. U. S. Steel has spent an additional $2.2 million for burners at the sinter plant and expects the project to be completed in 2004 with additional expenditures of approximately $100,000. This project will complete the supplemental environmental projects and no further expenditures related to this Agreed Order are anticipated.

In December 1995, U. S. Steel reached an agreement in principle with EPA and the U.S. Department of Justice (DOJ) with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by U. S. Steel, EPA and DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, implemented two Supplemental Environmental Projects costing a total of $1.75 million and implemented a RCRA corrective action at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved for the site on September 16, 2002. Field sampling for the work plan commenced immediately after approval and will continue through 2004. The cost to complete this study is estimated to be $1.2 million. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. The Phase I work plan for Ensley has been reviewed by ADEM. The cost to prepare a response to ADEM’s comments and implement this work plan is approximately $520,000.

In October 1996, U. S. Steel was notified by IDEM acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a Natural Resources Damages Assessment. U. S. Steel was identified as a potentially responsible party (PRP) along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. The trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the trustees concluded their assessment of sediment injuries, which included a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim, which have been endorsed by representatives of the trustees and EPA to be included in a consent decree that U. S. Steel expects will resolve this claim. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs, and obtained an 8-acre parcel of land that has been transferred to the Indiana Department of Natural Resources for addition to the Indiana Dunes National Lakeshore Park owned by the National Park Service. No formal legal proceedings have been filed in this matter. U. S. Steel with the PRP joint defense group and the trustees have finalized a Consent Decree that has been executed by U. S. Steel.

On January 26, 1998, pursuant to an action filed by EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future monitoring costs, and U. S. Steel is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of April 15, 2004, project costs have amounted to $50.7 million with another $0.7 million presently projected to complete the project. Construction began in January 2002 on a Corrective Action Management Unit (CAMU) to contain the dredged material and construction was completed in February 2003. Phase 1 removal of PCB-contaminated sediment was completed in December 2002. Dredging resumed in February 2003 and was completed in December 2003. A Dredge Completion Report was submitted to EPA on March 29, 2004. At the conclusion of the dredge project, the CAMU will remain available and could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. Closure costs for the CAMU are estimated to be an additional $4.9 million. In addition to the sediment remediation project, U. S. Steel is obligated to perform ecological restoration in this section of the Grand Calumet River, costs of which are estimated to be $2.5 million.

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $12.8 million for cleanup and agency oversight costs through March 31, 2004. The Duluth Works was listed by the

Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Current study and oversight costs are estimated at $440,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five year review recommendations.

In November 1996, U. S. Steel received a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) 104(e) request from EPA requesting information on the former waste oil processing site named Breslube-Penn located in Coraopolis, PA. U. S. Steel joined a PRP defense group and entered into an Administrative Order on Consent along with seven other PRPs to conduct a Remedial Investigation (RI) and a Feasibility Study (FS). The RI has been completed and the FS, which was submitted to EPA, is currently being reviewed by EPA and the Pennsylvania Department of Environmental Protection (PADEP). The total cost to implement a remediation project based on the group’s selection from the range of alternatives presented in the FS is estimated to be $6.4 million. Of that total, U. S. Steel’s allocable share among the eight PRPs is approximately $1.0 million. In addition, U. S. Steel’s share of PRP group costs is expected to be $24,000 in 2004.

In 1997, USS/Kobe Steel Company (USS/Kobe), a former joint venture between U. S. Steel and Kobe Steel, Ltd. (Kobe), was the subject of a multi-media audit by EPA that included an air, water and hazardous waste compliance review. USS/Kobe and EPA commenced settlement negotiations in July 1999. In August 1999, the steelmaking and bar producing operations of USS/Kobe were combined with companies controlled by Blackstone Capital Partners II to form Republic. The tubular operations of USS/Kobe were transferred to a newly formed entity, Lorain Tubular Company, LLC (Lorain Tubular), which operated as a joint venture between U. S. Steel and Kobe until December 31, 1999, when U. S. Steel purchased all of Kobe’s interest in Lorain Tubular. The tubular operations at Lorain are now operated by U. S. Steel as Lorain Pipe Mills. U. S. Steel made an offer of settlement that involves a cash penalty of $100,025 and a supplemental environmental project to do PCB transformer replacement for a combined amount of $774,025. EPA has accepted U.S. Steel’s offer including the amount of the cash penalty and the identity of the supplemental environmental project. Negotiations on the final terms and conditions of the consent decree are ongoing. Most of the matters raised by EPA relate to Republic’s facilities; however, air discharges from U. S. Steel’s No. 3 seamless pipe mill were also cited. U. S. Steel will be responsible only for matters relating to its facilities. Issues related to Republic have been resolved in its bankruptcy proceedings.

On February 12, 1987, U. S. Steel and the Pennsylvania Department of Environmental Resources (PADER) entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and PADER reached agreement to amend the Consent Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon, a former coke plant waste disposal site; to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs for Peters Creek Lagoon have amounted to $11.3 million with another $369,000 presently projected to complete the project.

Prior to U. S. Steel’s acquisition of the Granite City, Great Lakes and Midwest facilities, DOJ had filed against National Steel Corporation (National) proofs of claim asserting noncompliance allegations under various environmental statutes, including the Clean Air Act, RCRA, the Clean Water Act, the Emergency Planning and Community Right to Know Act, CERCLA and the Toxic Substances Control Act at these three facilities. EPA had conducted inspections of the facilities and entered into negotiations with National toward resolving these allegations with a consent decree. After a substantial evaluation of U. S. Steel’s management of these facilities, DOJ has withdrawn from participation in these discussions and is no longer pursuing this matter with U. S. Steel. At Granite City Works, EPA had determined that ditches and dewatering beds currently in operation were allegedly not in compliance with applicable waste oil management standards. U. S. Steel is currently discussing with EPA and the State of Illinois appropriate measures to investigate and remediate the ditches and dewatering beds, which is expected to cost $1.3 million. Air emissions from the steelmaking shop at Great Lakes Works are also under discussion. Great Lakes Works continues to identify and evaluate potential operating practices and facility improvements to reduce emissions. Other, less significant issues are also under discussion, including Ferrous Chloride Solution handling at Granite City Works and Great Lakes Works, Spill Prevention Control and Countermeasures Plans at both facilities, RCRA training at Great Lakes Works and other waste handling issues.

Prior to U. S. Steel’s acquisition of Great Lakes Works, it had operated under a permit for indirect discharge of wastewater to the Detroit Water and Sewerage Department (DWSD). National had reported to DWSD violations of effluent limitations, including mercury, contained in the facility’s indirect discharge to the DWSD treatment plant and had entered into a consent order with DWSD that required improvements in plant equipment to remedy the violations. Great Lakes Works continues to operate under a DWSD permit for this discharge and has spent $1.3 million to improve operating equipment to come into compliance with discharge limits in the current DWSD permit. U.S. Steel has executed an administrative order with DWSD. Under that order DWSD will issue a new permit for this discharge that will include revised discharge limits in accordance with a pending ordinance for cyanide and mercury. U. S. Steel is evaluating operating requirements and potential facility improvements to comply with these anticipated limits.

In 1988, U. S. Steel and two other PRPs (Bethlehem Steel Corporation and William Fiore) agreed to the issuance of an administrative order by EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which U. S. Steel paid $3.4 million. EPA indicated that further remediation of this site would be required. In October 1991, PADER placed the site on the Pennsylvania State Superfund list and began a RI, which was issued in 1997. After a FS by PADEP and submission of a conceptual remedial action plan in 2001 by U. S. Steel, U. S. Steel submitted a revised conceptual remedial action plan on May 31, 2002. U. S. Steel and PADEP signed a Consent Order and Agreement on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. On March 18, 2003, PADEP notified U. S. Steel that the public comment period was concluded and the Consent Order and Agreement is final. U. S. Steel estimates its future liability at the site to be $7.1 million.

In September 2001, U. S. Steel agreed to an Administrative Order on Consent with the State of North Carolina for the assessment and cleanup of a Greensboro, N.C. fertilizer manufacturing site. The site was owned by Armour Agriculture Chemical Company (now named Viad) from 1912 to 1968. U. S. Steel owned the site from 1968 to 1986 and sold the site to LaRoche Industries in 1986. The agreed order allocated responsibility for assessment and cleanup costs as follows: Viad - 48 percent, U. S. Steel – 26 percent and LaRoche – 26 percent; and LaRoche was appointed to be the lead party responsible for conducting the cleanup. In March 2001, U. S. Steel was notified that LaRoche had filed for protection under the bankruptcy law. On August 23, 2001, the allocation of responsibility for this site assessment and cleanup and the cost allocation was approved by the bankruptcy court in the LaRoche bankruptcy. The estimated remediation costs are $3.1 million. U. S. Steel’s estimated share of these costs is $805,000, based on an allocation factor of 26 percent for U. S. Steel’s share.

ASBESTOS LITIGATION

U. S. Steel is a defendant in approximately 3,700 active cases in which, as of March 31, 2004, approximately 14,300 plaintiffs have filed claims alleging injury resulting from exposure to asbestos. Almost all of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). Nearly 13,000, or more than 90 percent, of the plaintiffs in cases in which U. S. Steel is a defendant are in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, the actual number of plaintiffs who ultimately assert claims against U. S. Steel is likely to be a small fraction of the total number of plaintiffs.

These claims against U. S. Steel fall into three major groups: (1) claims made under certain federal and general maritime laws by employees of the Great Lakes Fleet or Intercoastal Fleet, former operations of U. S. Steel; (2) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); and (3) claims made by industrial workers allegedly exposed to products formerly manufactured by U. S. Steel. While U. S. Steel has excess casualty insurance, these policies have multi-million dollar self-insured retentions. To date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims.

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

In every asbestos case in which U. S. Steel is named as a party, the complaints are filed against numerous named defendants and generally do not contain allegations regarding specific monetary damages sought. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants and in no case is there any allegation of monetary damages against U. S. Steel. Approximately 89 percent of the cases against U. S. Steel state that the damages sought exceed the amount required to establish jurisdiction of the court in which the case was filed. (Jurisdictional amounts generally range from $25,000 to $75,000.) Approximately 4 percent do not specify any damages sought at all, approximately 6 percent allege damages of $1.0 million or less, another 0.6 percent allege damages between $2.0 million and $10.0 million, and 0.4 percent allege damages over $10 million. U. S. Steel does not consider the amount of damages alleged, if any, in a complaint to be relevant in assessing its potential exposure to asbestos liabilities. The ultimate outcome of any claim depends upon a myriad of legal and factual issues, including whether the plaintiff can prove actual disease, if any; actual exposure, if any, to U. S. Steel products; or the duration of exposure to asbestos, if any, on U. S. Steel’s premises. U. S. Steel has noted over the years that the form of complaint including its allegations, if any, concerning damages often depends upon the form of complaint filed by particular law firms and attorneys. Often the same damage allegation will be in multiple complaints regardless of the number of plaintiffs, the number of defendants, or any specific diseases or conditions alleged.

U. S. Steel aggressively pursues grounds for the dismissal of U. S. Steel from pending cases and litigates cases to verdict where it believes litigation is appropriate. U. S. Steel also makes efforts to settle appropriate cases, especially mesothelioma cases, for reasonable, and frequently nominal, amounts. For example, in 2001, U. S. Steel settled 11,166 claims for a total of approximately $190,000, and had about 4,102 claims dismissed or otherwise resolved and 1,679 new claims filed. At December 31, 2001, U. S. Steel had a total of approximately 17,100 active claims outstanding. In 2002, U. S. Steel settled 1,135 claims for a total of approximately $700,000, and had a total of 2,662 claims dismissed or otherwise resolved and 842 new claims filed. At December 31, 2002, U. S. Steel had a total of approximately 14,100 active claims outstanding. In 2003, except for the aberrant result in the Madison County case referred to in the following paragraph, U. S. Steel settled 83 claims for a total of approximately $4.6 million, and had a total of 2,038 claims dismissed or otherwise resolved and added 514 new cases (or 2,856 new claims). At December 31, 2003, U. S. Steel had a total of approximately 14,800 active claims outstanding.

As discussed in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003, management views the verdict and resulting settlement in the March 28, 2003 Madison County case as aberrational, and believes that the likelihood of similar results in other cases is remote, although not impossible. Through March 31, 2004, U. S. Steel has not experienced any material adverse change in its ability to resolve pending claims as a result of the Madison County settlement.

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

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 12 years that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals, including such matters since the Madison County jury verdict and settlement in March 2003.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

Form 8-K dated December 31, 2003, reporting under Item 5. Other Events, the filing of updated pro forma financial information giving effect to the acquisition of substantially all of the assets of National Steel Corporation and the sale of U. S. Steel’s coal mining assets.

*	Form 8-K dated January 2, 2004, reporting under Item 12. Results of Operations and Financial Condition, that U. S. Steel is furnishing information for the January 2, 2004 press release titled “U. S. Steel Reports on Pension Fund Contribution, Fourth Quarter 2003 Charge and Other Business Matters.”

*	Form 8-K dated January 30, 2004, reporting under Item 12. Results of Operations and Financial Condition, that U. S. Steel is filing the January 30, 2004 press release titled “United States Steel Corporation Reports 2003 Fourth Quarter and Full-year Results.”

*	Form 8-K dated March 2, 2004, reporting under Item 9. Regulation FD Disclosure, that U. S. Steel is furnishing information for the March 2, 2004 press release titled “U. S. Steel Announces Common Stock Public Offering.”

*	Form 8-K dated March 3, 2004, reporting under Item 9. Regulation FD Disclosure, that U. S. Steel is furnishing information for the March 3, 2004 press release titled “U. S. Steel Prices Common Stock Offering.”

Form 8-K dated March 3, 2004, reporting under Item 5. Other Events, the filing of the underwriting agreement that U. S Steel executed and delivered on March 3, 2004, with Goldman Sachs & Co., J.P. Morgan Securities Inc. and Morgan Stanley and Co. Incorporated on behalf of themselves and as representatives of the other underwriters relating to the sale of up to 8 million shares of common stock of United States Steel Corporation in an underwritten public offering.

*	Form 8-K dated March 9, 2004, reporting under Item 9. Regulation FD Disclosure, that U. S. Steel is furnishing information for the March 9, 2004 press release titled “U. S. Steel Announces Notice of Senior Notes Redemption.”

*	Form 8-K dated March 19, 2004, reporting under Item 12. Results of Operations and Financial Condition, that U. S. Steel is furnishing information for the March 19, 2004 press release titled “Settlement Reached in Production Cap Dispute.”

*	Form 8-K dated April 27, 2004, reporting under Item 12. Results of Operations and Financial Condition, that U. S. Steel is furnishing information for the April 27, 2004 press release titled “United States Steel Corporation Reports 2004 First Quarter Results.”

Form 8-K dated April 27, 2004, reporting under Item 5. Other Events, the filing of the April 27, 2004, press release titled “U. S. Steel Chairman and CEO Thomas J. Usher to Retire at End of September.”

*	Reports submitted to the Securities and Exchange Commission under Item 9 or Item 12. Pursuant to General Instruction B of Form 8-K, the reports submitted under Item 9 or Item 12 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liabilities of that section. Except for Form 8-K dated January 30, 2004, U. S. Steel is not incorporating, and does not intend to incorporate, by reference these reports into a filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By:	/s/ Larry G. Schultz

Larry G. Schultz Vice President and Controller

May 4, 2004

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.