Form 10-Q
period 2004-06-30
UNITED STATES STEEL CORP
filed 2004-07-30
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Common stock outstanding at July 28, 2004 – 113,371,916 shares

UNITED STATES STEEL CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

Item I – Financial Statements

UNITED STATES STEEL CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2004	2003	2004	2003
Revenues and other income:
Revenues	$3,197	$2,083	$5,901	$3,726
Revenues from related parties	251	228	471	483
Income (loss) from investees	13	(9)	19	(8)
Net gains on disposal of assets (Note 9)	2	21	44	23
Other income (Note 10)	3	39	12	45

Total revenues and other income	3,466	2,362	6,447	4,269

Costs and expenses:
Cost of revenues (excludes items shown below)	2,816	2,091	5,368	3,823
Selling, general and administrative expenses	169	142	349	271
Depreciation, depletion and amortization (Note 12)	93	87	191	177

Total costs and expenses	3,078	2,320	5,908	4,271

Income (loss) from operations	388	42	539	(2)
Net interest and other financial costs (Note 14)	86	42	138	80

Income (loss) before income taxes, minority interests, extraordinary loss, and cumulative effects of changes in accounting principles	302	-	401	(82)
Income tax provision (benefit) (Note 15)	86	(3)	137	(52)
Minority interests	5	-	9	-

Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles	211	3	255	(30)
Extraordinary loss, net of tax	-	(52)	-	(52)
Cumulative effects of changes in accounting principles, net of tax (Note 6 and Note 19)	-	-	14	(5)

Net income (loss)	211	(49)	269	(87)
Dividends on preferred stock	(5)	(5)	(9)	(7)

Net income (loss) applicable to common stock	$206	$(54)	$260	$(94)

The accompanying notes are an integral part of these financial statements.

UNITED STATES STEEL CORPORATION

STATEMENT OF OPERATIONS (Continued)

(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2004	2003	2004	2003
Income per common share (Note 16):
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles:
- Basic	$1.82	$(0.01)	$2.24	$(0.36)
- Diluted	$1.62	$(0.01)	$2.01	$(0.36)

Extraordinary loss, net of tax:
- Basic	$-	$(0.50)	$-	$(0.50)
- Diluted	$-	$(0.50)	$-	$(0.50)

Cumulative effects of changes in accounting principles, net of tax:
- Basic	$-	$-	$0.13	$(0.05)
- Diluted	$-	$-	$0.11	$(0.05)

Net income (loss):
- Basic	$1.82	$(0.51)	$2.37	$(0.91)
- Diluted	$1.62	$(0.51)	$2.12	$(0.91)

Weighted average shares, in thousands:
- Basic	113,332	103,228	110,029	102,981
- Diluted	129,874	103,228	126,788	102,981

Dividends paid per share:	$0.05	$0.05	$0.10	$0.10
Pro forma amounts assuming FIN 46R change in accounting principle was applied retroactively:
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles, as reported	$211	$3	$255	$(30)
FIN 46R pro forma effect (Note 19)	-	7	-	8

Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles, adjusted for FIN 46R	$211	$10	$255	$(22)
Per share adjusted:
- Basic	1.82	0.05	2.24	(0.29)
- Diluted	1.62	0.05	2.01	(0.29)

Net income (loss) adjusted for FIN 46R	211	(42)	255	(79)
Per share adjusted:
- Basic	1.82	(0.45)	2.24	(0.84)
- Diluted	1.62	(0.45)	2.01	(0.84)

UNITED STATES STEEL CORPORATION

BALANCE SHEET

(Dollars in millions)	(Unaudited) June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$590	$316
Receivables, less allowance of $121 and $129 (Note 19)	1,463	1,075
Receivables from related parties (Note 22)	116	144
Inventories (Note 17)	1,332	1,283
Deferred income tax benefits (Note 15)	245	245
Other current assets	28	43

Total current assets	3,774	3,106
Investments and long-term receivables, less allowance of $4 and $4	282	289
Long-term receivable from related parties (Note 22)	7	6
Property, plant and equipment, less accumulated depreciation and depletion of $7,097 and $6,957	3,403	3,414

Intangible pension asset	440	440
Other intangible assets, less amortization of $7 and $4	34	37
Deferred income tax benefits (Note 15)	276	365
Other noncurrent assets	184	180

Total assets	$8,400	$7,837
Liabilities
Current liabilities:
Accounts payable	$1,145	$967
Accounts payable to related parties (Note 22)	67	58
Payroll and benefits payable	602	649
Accrued taxes (Note 15)	416	360
Accrued interest	34	50
Long-term debt due within one year (Note 18)	63	43

Total current liabilities	2,327	2,127
Long-term debt, less unamortized discount (Note 18)	1,599	1,890
Deferred income tax liabilities (Note 15)	5	6
Employee benefits	2,447	2,382
Deferred credits and other liabilities	312	337

Total liabilities	6,690	6,742

Contingencies and commitments (Note 23)	-	-
Minority interests (Note 19)	28	2

Stockholders’ Equity:
Preferred shares - 7% Series B Mandatory Convertible Preferred issued - 5,000,000 shares (no par value, liquidation preference $50 per share) (Note 20)	218	226

Common stock issued - 113,334,944 shares and 103,663,467 shares (Note 20)	113	104
Additional paid-in capital	3,004	2,687
Retained deficit	(152)	(421)
Accumulated other comprehensive loss (Note 21)	(1,503)	(1,501)
Deferred compensation	2	(2)

Total stockholders’ equity	1,682	1,093

Total liabilities and stockholders’ equity	$8,400	$7,837

The accompanying notes are an integral part of these financial statements.

UNITED STATES STEEL CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2004	2003
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$269	$(87)
Adjustments to reconcile net cash provided by operating activities:
Extraordinary loss, net of tax	-	52
Cumulative effect of changes in accounting principles	(14)	5
Depreciation, depletion and amortization	191	177
Provision for doubtful accounts	(10)	11
Pensions and other postretirement benefits	30	98
Minority interests	9	-
Deferred income taxes	90	(53)
Net gains on disposal of assets	(44)	(23)
Income from sale of coal seam gas interests	(7)	(34)
Loss (income) from equity investees, and distributions received	2	22
Changes in:
Current receivables
- sold	-	175
- repurchased	-	(175)
- operating turnover	(337)	(140)
Inventories	(48)	43
Current accounts payable and accrued expenses	211	141
All other, net	(28)	(44)

Net cash provided by operating activities	314	168

Investing activities:
Capital expenditures	(165)	(132)
Disposal of assets	85	71
Sale of coal seam gas interests	7	34
Acquisition of National Steel Corporation assets	-	(872)
Restricted cash - withdrawals	5	41
- deposits	(13)	(66)
Investees - investments	-	(4)

Net cash used in investing activities	(81)	(928)

Financing activities:
Revolving credit facility - borrowings	83	-
- repayments	(70)	-
Issuance of long-term debt	-	428
Repayment of long-term debt	(289)	(2)
Preferred stock issued	-	242
Common stock issued	341	11
Distribution to minority interest owners	(5)	-
Dividends paid	(19)	(16)

Net cash provided by financing activities	41	663

Effect of exchange rate changes on cash	-	(1)

Net increase in cash and cash equivalents	274	(98)
Cash and cash equivalents at beginning of year	316	243

Cash and cash equivalents at end of period	$590	$145

Cash provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(130)	$(69)
Income taxes paid to taxing authorities	(21)	(3)

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

The aggregate purchase price for National’s assets was $1,255 million, consisting of $839 million in cash and the assumption or recognition of $416 million in liabilities. The $839 million in cash reflects $844 million paid to National at closing and transaction costs of $29 million, less a working capital adjustment in accordance with the terms of the Asset Purchase Agreement of $34 million. The working capital adjustment was collected in October 2003. The opening balance sheet reflects certain direct obligations of National assumed by U. S. Steel and certain employee benefit liabilities for employees hired from National resulting from the new labor agreement with the United Steelworkers of America (USWA). The new labor agreement and these liabilities are discussed in more detail below.

In connection with the acquisition of National’s assets, U. S. Steel reached a new labor agreement with the USWA that covers employees at the U. S. Steel facilities and the acquired National facilities. The agreement was ratified by the USWA membership in May 2003, expires in 2008 and provides for a workforce restructuring through a Transition Assistance Program (TAP). U. S. Steel calculated the estimated fair value of the obligations recorded for benefits granted under the labor agreement to former active National employees represented by the USWA and hired by U. S. Steel. The liabilities included $145 million for future retiree medical and retiree life insurance costs, $17 million related to future payments for employees who participate in the TAP, and $24 million for accrued vacation benefits. U. S. Steel also recognized a $17 million liability related to two cash contributions to be made to the Steelworkers Pension Trust (SPT) in 2004 based on the number of National’s represented employees as of the date of the acquisition, less the number of these employees estimated to participate in the TAP. As of June 30, 2004, $15 million of the $17 million liability had been paid to the SPT. The SPT is a multiemployer pension plan to which U. S. Steel will make defined contributions for all former National represented employees who join U. S. Steel and, after July 1, 2003, for all new U. S. Steel employees represented by the USWA.

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

(In millions)	Allocated Purchase Price
Acquired assets:
Accounts receivable, less allowance of $39	$222
Inventory	501
Other current assets	18
Property, plant and equipment	469
Intangible assets	41
Other noncurrent assets	4

Total assets	1,255

Acquired liabilities:
Accounts payable	152
Payroll and benefits payable	57
Other current liabilities	22
Employee benefits	150
Other noncurrent liabilities	35

Total liabilities	416

Cash purchase price	$839

The $41 million of intangible assets is primarily comprised of proprietary software with a weighted average useful life of approximately 6 years. Accumulated amortization at June 30, 2004 and December 31, 2003 related to these intangible assets was $7 million and $4 million, respectively.

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

(In millions, except per share data)	Pro Forma Second Quarter Ended June 30, 2003	Pro Forma Six Months Ended June 30, 2003
Revenues and other income	$2,704	$5,275
Income (loss) before extraordinary loss and cumulative effect of changes in accounting principles	15	(22)

Per share - basic	0.10	(0.30)
Per share - diluted	0.10	(0.30)
Net loss applicable to common stock	(40)	(89)
Per share - basic	(0.40)	(0.87)
Per share - diluted	(0.40)	(0.87)

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

The gross proceeds from the sale were $55 million and resulted in a pretax gain of $13 million on the sale in the second quarter of 2003. In addition, EITF 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992” (Act) requires that enterprises no longer having operations in the coal industry must account for their entire obligation related to the multiemployer health care benefit plans created by the Act as a loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Accordingly, U. S. Steel recognized the present value of these obligations in the amount of $85 million, resulting in the recognition of an extraordinary loss of $52 million, net of tax of $33 million.

4.    Stock Based Compensation

U. S. Steel has various stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options or stock appreciation rights (SARs) at the date of grant, as all options and SARs granted had an exercise price equal to the market value of the underlying common stock. When the stock price exceeds the grant price, SARs are adjusted for changes in the market value and compensation expense is recorded. Deferred compensation for restricted stock granted under the United States Steel Corporation 2002 Stock Plan (2002 Stock Plan) and the USX Corporation 1990 Stock Plan (1990 Stock Plan) is charged to equity when the restricted stock is granted and subsequently adjusted for changes in the market value of the underlying stock. The deferred compensation is then expensed over the vesting period and adjusted if conditions of the restricted stock grant are not met. Deferred compensation for the restricted stock plan for certain salaried employees who are not officers of the Corporation is charged to equity when the restricted stock is granted and subsequently expensed over the vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Net income (loss)	$211	$(49)	$269	$(87)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3	2	12	3
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(4)	(2)	(13)	(4)

Pro forma net income (loss)	$210	$(49)	$268	$(88)

Net income (loss) per share:
- As reported - Basic	$1.82	$(0.51)	$2.37	$(0.91)
- Diluted	1.62	(0.51)	2.12	(0.91)
- Pro forma - Basic	1.81	(0.52)	2.36	(0.92)
- Diluted	1.62	(0.52)	2.11	(0.92)

The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average grant date exercise price per share	$29.54	$15.45	$29.54	$15.45
Expected annual dividends per share	$0.20	$0.20	$0.20	$0.20
Expected life in years	4	5	4	5
Expected volatility	43.7%	45.6%	43.7%	45.6%
Risk-free interest rate	3.3%	2.3%	3.3%	2.3%
Weighted average grant date fair value of options granted during the period, as calculated from above	$10.71	$5.88	$10.71	$5.88

U. S. Steel had 2,377,010 and 6,983,480 outstanding stock appreciation rights (SARs) at June 30, 2004 and 2003, respectively. Related compensation expense of $1 million was recorded during the second quarter ended June 30, 2004 and 2003, and $11 million and $1 million was recorded during the six months ended June 30, 2004 and 2003, respectively.

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

In accordance with FIN 46R, U. S. Steel was required to consolidate the Clairton 1314B Partnership, L.P. (1314B Partnership) as of January 1, 2004. See further discussion in Note 19.

In May 2004, FASB Staff Position No. FAS 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (Drug Act) was issued. FSP FAS 106-2 finalizes the accounting for the Drug Act and specifies that the effect of the Federal subsidy on a benefit plan’s accumulated postretirement benefit obligation (APBO) shall be accounted for as an actuarial experience gain. U. S. Steel accounted for the estimated effects of the Drug Act on its APBO as of December 31, 2003. Estimated savings of $450 million were included as an actuarial gain primarily due to changes in participation assumptions caused by the impact of the Drug Act in combination with the cost cap negotiated with the United Steelworkers of America in May 2003 and due to savings from reduced costs for mineworker participants because it is anticipated that the mineworkers’ union drug program will qualify for the Federal subsidy. It is estimated that the reduction in liabilities due to these factors will reduce 2004 net periodic postretirement benefit costs by $60 million. There may also be significant clarifications in the legislative detail of the Drug Act in future years that could significantly alter some or all of U. S. Steel’s assumptions. Furthermore, the participant withdrawal rates could occur at a different pace than has been assumed and the estimated savings could be greater or less than currently identified. No guidance has been issued regarding the effects of the Drug Act on U. S. Steel’s liabilities under the Coal Act of 1992, which is currently being accounted for under SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

6.    Asset Retirement Obligations

On January 1, 2003, the date of adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” U. S. Steel recorded asset retirement obligations (AROs) of $14 million (in addition to $15 million already accrued), compared to the associated long-lived asset, net of accumulated depreciation, of $7 million that was recorded, resulting in a cumulative effect of adopting this Statement of $5 million, net of tax of $2 million. U. S. Steel’s AROs primarily relate to mine and landfill closure and post-closure costs.

The following table reflects changes in the carrying values of AROs:

(In millions)	Six Months Ended June 30, 2004
Balance at beginning of year	$20
Additional obligations incurred	1
Foreign currency translation effects	2
Accretion expense	2

Balance at end of period	$25

Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate fair value.

7.    Segment Information

U. S. Steel has four reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), Tubular Products (Tubular) and Real Estate. As of January 1, 2004, the residual results of Straightline are included in the Flat-rolled segment. Straightline’s residual activities are managed and reviewed by the chief operating decision maker as part of the Flat-rolled segment and were essentially concluded, except for collection of receivables, in the second quarter. The results of the 1314B Partnership are included in the Flat-rolled segment and were previously accounted for under the equity method of accounting. In addition, the results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

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

The results of segment operations for the second quarter of 2004 and 2003 are:

(In millions)	Flat- Rolled(a)	USSE(b)	Tubular	Real Estate	Straight- Line(c)	Total Reportable Segments
Second Quarter 2004
Revenues and other income:
Customer	$2,510	$654	$198	$10		$3,372
Intersegment	74	-	-	3		77
Equity income(d)	13	-	-	-		13
Other	2	1	-	1		4

Total	$2,599	$655	$198	$14		$3,466

Income from operations	$335	$76	$25	$3		$439

Second Quarter 2003
Revenues and other income:
Customer	$1,533	$467	$140	$24	$35	$2,199
Intersegment	50	2	-	2	-	54
Equity income(d)	5	1	-	-	-	6
Other	2	2	5	3	-	12

Total	$1,590	$472	$145	$29	$35	$2,271

Income (loss) from operations	$(37)	$67	$(3)	$16	$(20)	$23
(a)	Includes the results of National flat-rolled facilities from May 20, 2003, the residual results of Straightline from January 1, 2004 and the consolidated results of the 1314B Partnership that was accounted for under the equity method prior to January 1, 2004.
(b)	Includes the results of USSB from September 12, 2003. Prior to September 12, 2003, included effects of activities under certain agreements with the former owner of the Serbian operations.
(c)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment. Prior year results have not been restated as, prior to December 31, 2003, Straightline had a separate management structure and was a different entity than the residual Straightline.
(d)	Represents equity in earnings (losses) of unconsolidated investees.

(In millions)	Total Reportable Segments	Other Businesses(a)	Reconciling Items	Total Corp.
Second Quarter 2004
Revenues and other income:
Customer	$3,372	$76	$-	$3,448
Intersegment	77	210	(287)	-
Equity income(b)	13	-	-	13
Other	4	1	-	5

Total	$3,466	$287	$(287)	$3,466

Income (loss) from operations	$439	$15	$(66)	$388

Second Quarter 2003
Revenues and other income:
Customer	$2,199	$112	$-	$2,311
Intersegment	54	186	(240)	-
Equity income (loss)(b)	6	(4)	(11)	(9)
Other	12	1	47	60

Total	$2,271	$295	$(204)	$2,362

Income from operations	$23	$4	$15	$42
(a)	Includes the results of the coal mining business prior to its disposition on June 30, 2003 and the results of the taconite pellet operations in Keewatin from May 20, 2003, the date of acquisition.
(b)	Represents equity in earnings (losses) of unconsolidated investees.

The following is a schedule of reconciling items for the second quarter of 2004 and 2003:

	Revenues and Other Income		Income (Loss) From Operations
(In millions)	2004	2003	2004	2003
Elimination of intersegment revenues	$(287)	$(240)	(c )	(c )

Items not allocated to segments:
Retiree benefit expenses(d)	-	-	$(65)	$(20)
Other items not allocated to segments:
Stock appreciation rights	-	-	(1)	(1)
Income from sale of coal seam gas interests	-	34	-	34
Gain on sale of coal mining assets	-	13	-	13
Asset impairments	-	(11)	-	(11)

	-	36	(66)	15

Total reconciling items	$(287)	$(204)	$(66)	$15
(c)	Elimination of intersegment revenues is offset by the elimination of intersegment cost of revenues within income (loss) from operations at the corporate consolidation level.
(d)	Includes certain profit-based expenses for U. S. Steel retirees and National retirees pursuant to provisions of the 2003 labor agreement with the United Steelworkers of America.

The results of segment operations for the six months of 2004 and 2003 are:

(In millions)	Flat- Rolled(a)	USSE(b)	Tubular	Real Estate	Straight- Line(c)	Total Reportable Segments
Six Months 2004
Revenues and other income:
Customer	$4,641	$1,168	$388	$25		$6,222
Intersegment	113	-	-	6		119
Equity income(d)	19	-	-	-		19
Other	2	3	-	7		12

Total	$4,775	$1,171	$388	$38		$6,372

Income from operations	$448	$116	$28	$17		$609

Six Months 2003
Revenues and other income:
Customer	$2,719	$893	$276	$51	$60	$3,999
Intersegment	102	7	-	5	-	114
Equity income(d)	10	1	-	-	-	11
Other	8	2	5	4	-	19

Total	$2,839	$903	$281	$60	$60	$4,143

Income (loss) from operations	$(56)	$131	$(9)	$29	$(36)	$59
(a)	Includes the results of National flat-rolled facilities from May 20, 2003, the residual results of Straightline from January 1, 2004 and the consolidated results of the 1314B Partnership that was accounted for under the equity method prior to January 1, 2004.
(b)	Includes the results of USSB from September 12, 2003. Prior to September 12, 2003, included effects of activities under certain agreements with the former owner of the Serbian operations.
(c)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment. Prior year results have not been restated as, prior to December 31, 2003, Straightline had a separate management structure and was a different entity than the residual Straightline.
(d)	Represents equity in earnings (losses) of unconsolidated investees.

(In millions)	Total Reportable Segments	Other Businesses(a)	Reconciling Items	Total Corp.
Six Months 2004
Revenues and other income:
Customer	$6,222	$150	$-	$6,372
Intersegment	119	332	(451)	-
Equity income(b)	19	-	-	19
Other	12	1	43	56

Total	$6,372	$483	$(408)	$6,447

Income (loss) from operations	$609	$7	$(77)	$539

Six Months 2003
Revenues and other income:
Customer	$3,999	$210	$-	$4,209
Intersegment	114	264	(378)	-
Equity income (loss)(b)	11	(8)	(11)	(8)
Other	19	2	47	68

Total	$4,143	$468	$(342)	$4,269

Income (loss) from operations	$59	$(30)	$(31)	$(2)
(a)	Includes the results of the coal mining business prior to its disposition on June 30, 2003 and the results of the taconite pellet operations in Keewatin from May 20, 2003, the date of acquisition.
(b)	Represents equity in earnings (losses) of unconsolidated investees.

The following is a schedule of reconciling items for the six months of 2004 and 2003:

	Revenues and Other Income		Income (Loss) From Operations
(In millions)	2004	2003	2004	2003
Elimination of intersegment revenues	$(451)	$(378)	(c)	(c)

Items not allocated to segments:
Retiree benefit expenses(d)	-	-	$(109)	$(41)
Other items not allocated to segments:
Income from sale of real estate assets	43	-	43	-
Stock appreciation rights	-	-	(11)	(1)
Income from sale of coal seam gas interests	-	34	-	34
Gain on sale of coal mining assets	-	13	-	13
Litigation items	-	-	-	(25)
Asset impairments	-	(11)	-	(11)

	43	36	(77)	31

Total reconciling items	$(408)	$(342)	$(77)	$(31)
(c)	Elimination of intersegment revenues is offset by the elimination of intersegment cost of revenues within income (loss) from operations at the corporate consolidation level.
(d)	Includes certain profit-based expenses for U. S. Steel retirees and National retirees pursuant to provisions of the 2003 labor agreement with the United Steelworkers of America.

8.	Income (Loss) from Investees

Income (loss) from investees for the second quarter and six months of 2003 included an impairment charge of $11 million due to an other than temporary decline in value of a cost method investment.

9.	Net Gains on Disposal of Assets

In the first quarter of 2004, U. S. Steel sold certain mineral interests, including coal seam gas interests, and certain real estate interests for net cash proceeds of $67 million. The sale resulted in a gain on disposal of assets of $36 million and other income, related to the sale of coal seam gas interests, of $7 million.

10.	Other Income

See Note 9 for a discussion of other income related to the sale of coal seam gas interests in the first quarter of 2004.

On April 25, 2003, U. S. Steel sold certain coal seam gas interests in Alabama for net cash proceeds of approximately $34 million, which was reflected in other income.

In the second quarter and six months of 2003, U. S. Steel received $1 million and $7 million, respectively, as a result of trade adjustment assistance legislation.

11.	Pensions and Other Postretirement Costs

The following table reflects components of net periodic benefit cost for the second quarters ended June 30, 2004 and 2003:

Second Quarter Ended June 30,	Pension Benefits		Other Benefits
(In millions)	2004	2003	2004	2003
Service Cost	$24	$26	$3	$4
Interest Cost	114	114	38	45
Expected return on plan assets	(142)	(163)	(8)	(10)
Amortization of prior service cost	23	24	(11)	(5)
Amortization of net loss	33	16	5	11

Net periodic benefit cost, excluding below	52	17	27	45
Multiemployer plans	6	2	-	2
Settlement, termination and curtailment gains	-	-	-	(6)

Net periodic benefit cost	$58	$19	$27	41

The following table reflects components of net periodic benefit cost for the six months ended June 30, 2004 and 2003:

Six Months Ended June 30,	Pension Benefits		Other Benefits
(In millions)	2004	2003	2004	2003
Service Cost	$47	$53	$6	$9
Interest Cost	229	227	76	93
Expected return on plan assets	(285)	(326)	(17)	(21)
Amortization of prior service cost	47	48	(22)	(4)
Amortization of net loss	65	31	10	19

Net periodic benefit cost, excluding below	103	33	53	96
Multiemployer plans	12	2	-	6
Settlement, termination and curtailment (gains) losses	1	-	-	(6)

Net periodic benefit cost	$116	$35	$53	$96

Employer Contributions

During 2004, U. S. Steel expects to contribute at least $75 million to its main domestic defined benefit pension plan and $5 million to its other postretirement plans. As of June 30, 2004, $50 million and $4 million has been contributed to these plans, respectively. U. S. Steel also expects to contribute at least $35 million to its other smaller defined benefit pension plans and to make cash payments of $210 million for other postretirement benefit payments not funded by trusts in 2004. During 2004, for benefit payments not funded by trusts, U. S. Steel has made cash payments of $77 million for other postretirement benefits, $35 million for a multiemployer pension plan and $3 million for a defined benefit pension plan.

U. S. Steel may elect to contribute up to an additional $250 million to its trusts for pension plans and other postretirement obligations by the end of 2005.

Company contributions to defined contribution plans totaled $9 million and $7 million for the six months ended June 30, 2004 and 2003, respectively.

12.	Depreciation, Depletion and Amortization

U. S. Steel records depreciation on a modified straight-line method for domestic steel-related assets based upon raw steel production levels. Applying modification factors decreased expenses by $6 million and $9 million for the second quarter of 2004 and 2003, respectively, and by $8 million and $11 million for the six months ended June 30, 2004 and 2003, respectively.

13.	Restructuring Charges

During 2003, U. S. Steel implemented a restructuring program to reduce its cost structure primarily through workforce and administrative cost reductions, a new labor agreement with the USWA, industry consolidation and the divestiture of non-core assets. The domestic steel industry is restructuring after many years of low prices and worldwide oversupply. One factor facilitating the restructuring of the domestic steel industry has been the reduced cost structure through the elimination of unfunded pension, healthcare and other legacy liabilities and costs for companies that went through the bankruptcy process. The accrual for restructuring charges, recorded in payroll and benefits payable was $23 million at December 31, 2003, and was reduced to $2 million at June 30, 2004, due to cash payments. The remaining liability is expected to be paid by the end of 2004.

14.	Net Interest and Other Financial Costs

Net interest and other financial costs include amounts related to the remeasurement of USSK’s and USSB’s net monetary assets into the U.S. dollar, which is the functional currency for both.

During the second quarter and six months of 2004, net losses of $16 million and $18 million, respectively, were recorded, compared with net gains of $2 million and net losses of $3 million in the second quarter and six months of 2003.

In May 2003, U. S. Steel issued $450 million of Senior Notes due May 15, 2010, which have a coupon interest rate of 9-3/4% per annum. On April 19, 2004, the company redeemed $187 million principal amount of its 10-3/4% Senior Notes due August 1, 2008, at a premium of 10-3/4% and $72 million principal amount of its 9-3/4% Senior Notes due May 15, 2010, at a premium of 9-3/4%, using the proceeds from the March 9, 2004 common stock offering. See Note 20. Remaining proceeds from the common stock offering were used for general corporate purposes. The redemption resulted in a charge of $33 million to interest and other financial costs in the second quarter of 2004 for the redemption premiums and unamortized issuance and discount costs.

15.	Income Taxes

The income tax provision in the first six months of 2004 and 2003 reflects an estimated annual effective tax rate of 28% and 57%, respectively, excluding the effects of accruals for discrete items. The income tax provision for the first six months of 2004 includes a charge of $32 million related to the settlement of a dispute regarding tax benefits for USSK under Slovakia’s foreign investors’ tax credit while a $4 million deferred tax benefit relating to the reversal of a state valuation allowance was included in the first six months of 2003. The estimated annual effective rate requires management to make its best estimate of annual forecast pretax income (loss) for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2004 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2004 could be materially different from the forecast annual tax provision as of the end of the second quarter.

Undistributed earnings of certain consolidated foreign subsidiaries at June 30, 2004, amounted to approximately $580 million. No provision for deferred income taxes has been made for these subsidiaries because U. S. Steel intends to permanently reinvest such earnings in foreign operations. If such earnings were not permanently reinvested, a U.S. deferred tax liability of approximately $200 million would have been required.

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

In connection with Slovakia joining the European Union (EU), the total tax credit to be granted to USSK in the period 2000 through 2009 was limited to $430 million, and USSK agreed to make tax payments of $16 million in 2004 and 2005, the first of which was paid in June. Also, additional conditions for claiming the tax credit were established. These new conditions limit USSK’s annual production of flat-rolled products and its sales of all products into the 15 countries that were members of the EU prior to Slovakia and 9 other nations joining the EU in May 2004. Management believes the future impact of these changes will be minimal because the $32 million for 2004 and 2005 tax payments was recorded in the first quarter of 2004; Slovak tax laws have been modified and tax rates have been reduced since the acquisition of USSK; and the production and sales limits, which provide for annual increases through 2009, are not materially burdensome.

As of June 30, 2004, U. S. Steel had net federal, state and foreign deferred tax assets of $521 million compared to $610 million at December 31, 2003. The net deferred tax assets include a valuation allowance of $209 million for domestic taxes and $42 million for foreign taxes, for which realization is uncertain. Although U. S. Steel experienced domestic losses in prior years, management believes that it is more likely than not that tax planning strategies generating future taxable income can be utilized to realize the net deferred tax assets recorded at June 30, 2004. Tax planning strategies include actions that are prudent and feasible, and that management ordinarily might not take, but would take if necessary to realize a deferred tax asset, unless the need to do so is eliminated in future periods. These tax planning strategies include the continued implementation of the previously announced plan to dispose of non-strategic assets, the sale of non-integral domestic and foreign operating assets as well as the ability to elect alternative tax accounting methods. The amount of the realizable deferred tax assets could be adversely affected by any future losses, changes in assumptions underlying the tax-planning strategies, or further charges resulting from an increase in the additional minimum pension liability.

In the fourth quarter of 2003, U. S. Steel merged its two major defined benefit pension plans. Based on the 2003 year-end measurement of this merged plan and another smaller plan, U. S. Steel was required to increase the additional minimum liability, which resulted in an increase to deferred tax assets. The corresponding fourth quarter 2003 non-cash charge to equity of $534 million reflected a full valuation allowance of $209 million ($177 million Federal and $32 million State). The total cumulative net charge against equity at June 30, 2004, of $1.5 billion could increase or be partially or totally reversed at a future measurement date depending on the funded status of the plans and/or changes in the discount rate used to measure the accumulated benefit obligations. Should the cumulative net charge against equity be totally reversed, the corresponding reduction in the valuation allowance would be recorded through equity. Should the deferred tax assets, other than those related to additional minimum pension liabilities, change or if changes in assumptions underlying the tax-planning strategies occur, the corresponding change to the valuation allowance would be recorded as a provision or benefit in continuing operations.

While U. S. Steel has reported significant domestic income in the first six months of 2004, it has experienced cumulative domestic losses since the Separation from Marathon Oil Corporation (Marathon) on December 31, 2001. Considering both the tax planning strategies and the history of cumulative losses, management believes it is prudent to maintain the $209 million domestic valuation allowance as of June 30, 2004. Management will continue to monitor and assess taxable income, deferred tax assets and tax planning strategies to determine the need for, and the appropriate amount of, any valuation allowance.

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

U. S. Steel is generally liable for taxes incurred by Marathon, formerly USX Corporation (USX), attributable to the former U. S. Steel Group for periods prior to the Separation from Marathon. The audit of Marathon’s consolidated federal income tax returns for the years 1995 through 1997 has been completed and is under review by the Congressional Joint Committee on Taxation, with final resolution of these years expected in 2004. Marathon’s consolidated federal income tax returns for the years 1998 through 2001 are currently under audit. U. S. Steel believes it has made adequate provision for income taxes and interest which may become payable for the years not yet settled. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution, including resolution of claims that have been made for additional tax deductions and credits, would be recognized as a reduction to our effective tax rate in the year of resolution.

16.	Income Per Common Share

Basic net income (loss) per common share was calculated by adjusting net income (loss) for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income (loss) per common share assumes the exercise of stock options and restricted stock and the conversion of preferred stock, provided in each case the effect is dilutive. For the second quarter and six months ended June 30, 2004, 577,423 shares and 795,713 shares, respectively, of common stock related to employee options and restricted stock and 15,964,000 shares applicable to the conversion of preferred stock have been included in the computation of diluted net income because their effects were dilutive. Net income has not been adjusted for preferred stock dividend requirements since their conversion is assumed.

For the second quarter and six months ended June 30, 2003, a total of 8,395,918 shares of common stock related to employee options and restricted stock and 15,964,000 shares applicable to the conversion of preferred stock have been excluded from the computation of diluted net income (loss) because their effects were anti-dilutive. Net income has been adjusted for preferred stock dividend requirements because their conversion was not assumed.

17.	Inventories

Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

(In millions)	June 30, 2004	December 31, 2003
Raw materials	$393	$212
Semi-finished products	510	575
Finished products	357	427
Supplies and sundry items	72	69

Total	$1,332	$1,283

Current acquisition costs were estimated to exceed the above inventory values by $490 million at June 30, 2004 and by $270 million at December 31, 2003. Cost of revenues was increased by $11 million and was reduced by $1 million in the second quarter of 2004 and 2003, respectively, and was reduced by $8 million and was increased by $1 million in the first six months of 2004 and 2003, respectively, as a result of liquidations of LIFO inventories.

Supplies and sundry items inventory in the table above includes $44 million and $42 million of land held for residential/commercial development by U. S. Steel’s Real Estate segment as of June 30, 2004, and December 31, 2003, respectively.

18.	Long-Term Debt

(In millions)	Interest Rates %	Maturity	June 30, 2004	Dec. 31, 2003
Senior Notes	9 3/4	2010	$378	$450
Senior Notes	10 3/4	2008	348	535
Senior Quarterly Income Debt Securities	10	2031	49	49
Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes	4 3/4-6 7/8	2009 - 2033	471	471
Inventory Facility		2007	-	-
Fairfield Caster Lease		2004 - 2012	71	76
Other capital leases and all other obligations		2004 - 2014	62	74
USSK loan	8 1/2	2004 - 2010	272	281
USSK credit facility		2006	13	-

Total			1,664	1,936
Less unamortized discount			2	3
Less long-term debt due within one year			63	43

Long-term debt, less unamortized discount			$1,599	$1,890

In the event of a change in control of U. S. Steel, debt obligations totaling $1,060 million, as of June 30, 2004, may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $86 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel was in compliance with all of its debt covenants at June 30, 2004.

See Note 14 for discussion of debt redemption in April 2004.

19.	Variable Interest Entities

1314B Partnership

In accordance with FIN 46R, U. S. Steel was required to consolidate the 1314B Partnership as of January 1, 2004. The 1314B Partnership was previously accounted for under the equity method. U. S. Steel is the sole general partner and there are two unaffiliated limited partners. U. S. Steel is responsible for purchasing, operations and sales of coke and coke by-products. U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for credits under Section 29 of the Internal Revenue Code. Furthermore, U. S. Steel, under certain circumstances, has indemnified the 1314B Partnership for environmental obligations. See Note 23 for further discussion of commitments related to the 1314B Partnership.

Upon the initial consolidation of the 1314B Partnership, $28 million of current assets, $8 million of net property, plant and equipment, no liabilities and a minority interest of $22 million were included on the Balance Sheet. A $14 million cumulative effect of change in accounting principle benefit, net of tax, was recorded in the first quarter of 2004.

Sale of accounts receivable

During the six months ended June 30, 2004, no revolving interest in accounts receivable were sold to or repurchased from conduits. During the six months ended June 30, 2003, U. S. Steel

Receivables, LLC sold to conduits and subsequently repurchased a total of $175 million in accounts receivable under the Receivables Purchase Agreement. As of June 30, 2004, $500 million was available under this facility.

U. S. Steel’s net interest and other financial costs for the six months ended June 30, 2004 and 2003, included costs related to the sale of receivables of less than $1 million. Net interest and other financial costs for the second quarter of 2004 and 2003 included costs related to the sale of receivables of less than $1 million.

20.	Common Stock and Preferred Share Issuance

On March 9, 2004, U. S. Steel sold 8 million shares of its common stock in a public offering for net proceeds of $294 million.

In February 2003, U. S. Steel sold 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (no par value, liquidation preference $50 per share) (Series B Preferred) for net proceeds of $242 million. Preferred stock dividends of $4 million accrued during the second quarter of 2004 and 2003, respectively, and $9 million and $7 million accrued during the first six months of 2004 and 2003, respectively, reduced the paid-in capital of the Series B Preferred on the balance sheet because of U. S. Steel’s retained deficit.

21.	Comprehensive Income (Loss)

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Net income (loss)	$211	$(49)	$269	$(87)
Other comprehensive income (loss):
Changes in (net of tax):
Minimum pension liability	-	-	-	6
Foreign currency translation adjustments	1	1	(2)	1
State tax valuation allowance	-	-	-	(6)

Comprehensive income (loss)	$212	$(48)	$267	$(86)

22.	Related Party Transactions

Receivables from related parties at June 30, 2004 and December 31, 2003, include sales of steel products to equity investees and $4 million due from Marathon Oil Corporation (Marathon) for tax settlements in accordance with the tax sharing agreement entered into when Marathon and U. S. Steel separated on December 31, 2001.

Long-term receivables from related parties at June 30, 2004 and December 31, 2003, reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans. These amounts will be paid by Marathon as participants retire.

Accounts payable to related parties reflect balances due to PRO-TEC Coating Company (PRO-TEC) under an agreement whereby U. S. Steel provides marketing, selling and customer service functions, including invoicing and receivables collection, for PRO-TEC. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk associated with the receivables. Payables to PRO-TEC under the agreement were $65 million and $48 million at June 30, 2004 and December 31, 2003, respectively.

Accounts payable to related parties at June 30, 2004 and December 31, 2003, also include amounts related to the purchase of outside processing services from equity investees.

23.	Contingencies and Commitments

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

Asbestos matters - A recent agreement, which will result in the dismissal of a significant number of cases and claims in one jurisdiction, will reduce the number of active cases alleging injury from asbestos exposure. After taking into account this agreement, U. S. Steel is a defendant in approximately 1,000 active cases, involving approximately 12,500 plaintiffs. Almost all of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). More than 11,000, or approximately 90 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 215 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

As discussed in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003, management views the verdict and resulting settlement in the March 28, 2003 Madison County case as aberrational, and believes that the likelihood of similar results in other cases is remote, although not impossible. Through June 30, 2004, U. S. Steel has not experienced any material adverse change in its ability to resolve pending claims as a result of the Madison County settlement.

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

Property taxes – The very high property taxes at U. S. Steel’s Gary Works facility in Indiana continue to be detrimental to Gary Works’ competitive position, both when compared to competitors in Indiana and with other steel facilities in the United States and abroad. U. S. Steel has aggressively addressed these issues through a variety of means including negotiation with local officials as well as judicial and administrative proceedings. There are currently pending refund claims of approximately $65 million and assessments of approximately $156 million in excess of amounts paid for the 2000 through 2002 tax years.

In March 2004, U. S. Steel, the City of Gary and Lake County announced that they had entered into an agreement that, subject to the satisfaction of certain conditions, would settle these tax disputes through and including 2002. Under this agreement, U. S. Steel would pay $44 million of the unpaid tax assessments, drop its pending refund claims, agree to $150 million of capital spending at its Lake County operations over a four-year period, or pay Lake County 7.5 percent of any shortfall from the $150 million spending commitment, and negotiate the transfer of approximately 200 acres of property to the City. Among the conditions to this agreement are the review of the agreement by the Indiana Attorney General, approval of the Indiana Department of Local Government Finance and resolution concerning these matters with the Calumet Township assessor, who has declined to become a party to the agreement. Acting on a petition that was filed by Lake County, and joined in by U. S. Steel and the Indiana Department of Local Government Finance, the Indiana Tax Court dismissed, on July 26, 2004, the Calumet Township assessor as a party to the appeal of the 2000 tax year assessment, which is one of the years covered by the settlement agreement. The Tax Court refrained from approving or rejecting the specific terms of the agreement and called for the remaining parties to file a joint statement dismissing the action with the Tax Court. The Tax Court decision is subject to appeal to the Indiana Supreme Court by any party. Because U. S. Steel does not know whether the Tax Court decision will be appealed or whether the agreement would be confirmed on appeal, U. S. Steel has not recognized the impact of this agreement in its financial results. If the matters are resolved in accordance with the agreement, the $44 million payment, which has been fully accrued, would be included in cash flow for the period in which the payment is made. Any accrual adjustments, which would result in a noncash effect on income, would be made when the settlement is probable.

Environmental matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $108 million at June 30, 2004, of which $30 million was classified as current, and $113 million at December 31, 2003, of which $31 million was classified as current. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2004 and 2003, such capital expenditures totaled $33 million and $7 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

Environmental and Other Indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and has provided various indemnifications with respect to many of the assets that were sold. These indemnifications have been associated with the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While the vast majority of indemnifications have not covered environmental issues, there have been a few transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions; however, most recent indemnifications are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications only run for a specified period of time after the transactions close and others run indefinitely. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation cases (included in the $108 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $25 million at June 30, 2004 and $28 million at December 31, 2003. If any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of June 30, 2004, the largest guarantee for a single such entity was $14 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. No liability has been recorded for these guarantees.

Contingencies related to Separation from Marathon – U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of approximately $55 million at June 30, 2004, compared to $62 million at December 31, 2003. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable may be declared immediately due and payable. Furthermore, certain leases assumed by U. S. Steel can be declared immediately due and payable. The amount of such obligations as of June 30, 2004 was approximately $203 million. If such event occurs, U. S. Steel may not be able to satisfy such obligations. No liability has been recorded for these contingencies because management believes the likelihood of occurrence is remote.

If the Separation is determined to be a taxable distribution of the stock of U. S. Steel, but there is no breach of a representation or covenant by either U. S. Steel or Marathon, U. S. Steel would be liable for any resulting taxes (Separation No-Fault Taxes) incurred by Marathon. U. S. Steel’s indemnity obligation for Separation No-Fault Taxes survives until the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel’s indemnity obligation for Separation No-Fault Taxes at June 30, 2004 and December 31, 2003, was estimated to be approximately $150 million. No liability has been recorded for this indemnity obligation because management believes that the likelihood of the Separation being determined to be a taxable distribution of the stock of U. S. Steel is remote.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $45 million at June 30, 2004 and $50 million at December 31, 2003). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

Mining sale – U. S. Steel remains secondarily liable in the event that the purchaser triggers a withdrawal within five years of June 30, 2003, from the multiemployer pension plan that covers employees of the coal mining business. A withdrawal would be triggered when annual contributions to the plan are substantially less than contributions made in prior years. The maximum exposure for the fee that would be assessed upon a withdrawal is $79 million. U. S. Steel has recorded a liability equal to the estimated fair value of this potential exposure. U. S. Steel has agreed to indemnify the purchaser for certain environmental matters, which are included in the environmental matters discussion.

Transtar reorganization – The 2001 reorganization of Transtar was intended to be tax-free for federal income tax purposes, with U. S. Steel and Transtar Holdings, L.P. (Holdings) agreeing through various representations and covenants to protect the reorganization’s tax-free status. If the reorganization is determined to be taxable, but there is no breach of a representation or covenant by either U. S. Steel or Holdings, U. S. Steel is liable for 44% of any resulting Holdings taxes (Transtar No-Fault Taxes), and Holdings is responsible for 56% of any resulting U. S. Steel taxes. U. S. Steel’s indemnity obligation for Transtar No-Fault Taxes survives until 30 days after the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel’s indemnity obligation for Transtar No-Fault Taxes at June 30, 2004 and December 31, 2003, was estimated to be approximately $70 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the reorganization being determined to be taxable is remote. U. S. Steel can recover all or a portion of any indemnified Transtar No-Fault Taxes if Holdings receives a future tax benefit as a result of the Transtar reorganization being taxable.

1314B Partnership – U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the 1314B Partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at June 30, 2004, including interest and tax gross-up, is approximately $610 million. Furthermore, U. S. Steel under certain circumstances has indemnified the 1314B Partnership for environmental obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the 1314B Partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $148 million as of June 30, 2004 and $139 million as of December 31, 2003, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At June 30, 2004 and December 31, 2003, U. S. Steel’s domestic contract commitments to acquire property, plant and equipment totaled $80 million and $23 million, respectively.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of June 30, 2004 and December 31, 2003, were $368 million and $433 million, respectively. USSK also committed not to sell, transfer or assign all or substantially all of its assets, and U. S. Steel agreed to keep USSK as a subsidiary, until November 24, 2004.

USSB has the following commitments with the Serbian government: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in the former Sartid assets to any third party without government consent for a period of five years. As of June 30, 2004 and December 31, 2003, the remaining commitments with the Serbian government were $56 million and $111 million, respectively.

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

U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires U. S. Steel to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $72 million as of June 30, 2004, may be required. The maximum termination payment declines over the duration of the agreement.

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

SEGMENTS

Effective with the first quarter of 2004, U. S. Steel has four reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), Tubular Products (Tubular) and Real Estate. Straightline Source (Straightline) was a reportable segment until the end of 2003. As of January 1, 2004, the residual results of Straightline are included in the Flat-rolled segment. The application of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” required U. S. Steel to consolidate the Clairton 1314B Partnership, L.P. (1314B Partnership) effective January 1, 2004. The results of the 1314B Partnership, which are included in the Flat-rolled segment, were previously accounted for under the equity method. For further information, see Notes 5 and 19 to Financial Statements.

RESULTS OF OPERATIONS

Revenues and other income was $3,466 million in the second quarter of 2004, compared with $2,362 million in the same quarter last year. Revenues and other income for the first six months of 2004 totaled $6,447 million, compared with $4,269 million in the first six months of 2003. The increases in both periods primarily reflected increased shipment volumes for domestic sheet products due largely to the inclusion of shipments from the acquired National Steel Corporation (National) facilities for the entire 2004 periods and higher domestic and European steel prices. These increases were partially offset by lower 2004 shipment volumes for plate products resulting from the disposal in November 2003 of U. S. Steel’s only plate mill, and the absence of revenues from coal sales in 2004 due to the sale of U. S. Steel’s coal mining business in June 2003. Revenues and other income in the first six months of 2004 included a $43 million favorable effect resulting from the sale of certain assets, consisting of a gain on disposal of assets of $36 million and other income of $7 million. Revenues and other income in the second quarter and first six months of 2003 included a $47 million favorable effect resulting from the sale of certain assets, consisting of a gain on disposal of assets of $13 million and other income of $34 million.

Income (Loss) from operations for U. S. Steel for the second quarter and first six months of 2004 and 2003 is set forth in the following table:

	Second Quarter Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Flat-rolled (a)	$335	$(37)	$448	$(56)
USSE (b)	76	67	116	131
Tubular	25	(3)	28	(9)
Real Estate	3	16	17	29
Straightline (a)		(20)		(36)

Total income from reportable segments	439	23	609	59
Other Businesses (c)	15	4	7	(30)

Segment income from operations	454	27	616	29
Retiree benefit expenses (d)	(65)	(20)	(109)	(41)
Other items not allocated to segments:
Income from sale of certain assets	-	47	43	47
Stock appreciation rights	(1)	(1)	(11)	(1)
Asset impairments	-	(11)	-	(11)
Litigation items	-	-	-	(25)

Total income (loss) from operations	$388	$42	$539	$(2)

(a)	The Flat-rolled segment includes the results of National flat-rolled facilities from May 20, 2003, the date of acquisition; the residual results of Straightline from January 1, 2004; and the consolidated results of the 1314B Partnership, which was accounted for under the equity method prior to January 1, 2004.

(b)	Includes the results of U. S. Steel’s Serbian operations from September 12, 2003, the date of acquisition. Prior to September 12, 2003, included the results of activities under certain agreements with the former owner of the Serbian operations.

(c)	Includes the results of the coal mining business prior to June 30, 2003, the date of sale. Includes the results of the taconite pellet operations in Keewatin from May 20, 2003, the date of acquisition.

(d)	Includes certain profit-based expenses for U. S. Steel retirees and National retirees pursuant to provisions of the 2003 labor agreement with the United Steelworkers of America.

Pension and other postretirement benefits (OPEB) costs

Defined benefit pension and multiemployer plan benefit costs totaled $58 million in the second quarter of 2004, compared to $19 million in the second quarter of 2003. The increase mainly reflected a lower return on assets and higher amortization of net actuarial losses due to recognition of prior years’ net asset losses, revised retirement rate assumptions, curtailment liabilities from the prior year’s Transition Assistance Program (TAP) and a lower discount rate. Costs related to defined contribution plans totaled $5 million in the second quarter of 2004, compared to $3 million in last year’s second quarter. Defined benefit pension and multiemployer plan benefit costs totaled $116 million in the first six months of 2004, compared to $35 million in the same period of 2003. The increase mainly reflected a lower return on assets and higher amortization of net actuarial losses. Costs related to defined contribution plans totaled $9 million in the first six months of 2004, compared to $7 million in last year’s first half.

OPEB costs, including multiemployer plans, totaled $27 million and $53 million in the second quarter and first six months of 2004, respectively, compared to $41 million and $96 million in the corresponding periods of 2003. The reduction in OPEB expense in both periods primarily reflected cost-sharing mechanisms negotiated with the United Steelworkers of America (USWA) in the second quarter of 2003 in conjunction with assumed changes to retiree participation in company-sponsored prescription drug programs based on future benefits under the Medicare Prescription Drug Improvement and Modernization Act of 2003, which became law on December 8, 2003. This decrease was partially offset by the full-period inclusion of costs related to employees added with the National acquisition, changes in assumed retirement ages and early retirements under the TAP offered in 2003 to employees belonging to the USWA.

Selling, general and administrative expenses

Selling, general and administrative expenses were $169 million in the second quarter of 2004, compared to $142 million in the second quarter of 2003. Selling, general and administrative expenses were $349 million in the first six months of 2004, compared to $271 million in the same period of 2003. The increases in both periods were primarily due to higher pension costs, partially offset by lower OPEB costs. The increase in the six-month period also reflected increased compensation expense related to stock appreciation rights.

Segment results for Flat-rolled

Segment income for Flat-rolled was $335 million in the second quarter of 2004, compared with a loss of $37 million in the same quarter of 2003. Flat-rolled had income of $448 million in the first six months of 2004, compared with a loss of $56 million in the first six months of 2003. The improvements in both periods were mainly due to higher average realized prices, full-period realization of favorable effects resulting from the National acquisition and cost savings due to workforce reductions and ongoing cost reduction efforts. These improvements were partially offset by higher raw material and employee benefit costs, including accruals for profit-based payments under the labor agreement with the USWA.

Segment results for USSE

Segment income for USSE was $76 million in the second quarter of 2004, compared to $67 million in the comparable 2003 quarter. The increase primarily resulted from higher average realized prices, partially offset by increased costs for raw materials. For the first six months of 2004, USSE recorded income of $116 million, compared with income of $131 million in the corresponding period of 2003. Price increases were more than offset by higher raw material costs, and reduced trade shipments and increased costs at U. S. Steel Kosice (USSK) related to operational difficulties with a blast furnace during the first quarter of 2004.

Segment results for Tubular

Segment income for Tubular was $25 million and $28 million in the second quarter and first six months of 2004, respectively. In 2003, Tubular recorded losses of $3 million in the second quarter and $9 million in the first six months. The improvements in both periods resulted primarily from higher average realized prices and shipment volumes, partially offset by higher costs for tube rounds.

Segment results for Real Estate

Segment income for Real Estate was $3 million in the second quarter of 2004, compared with income of $16 million in 2003’s second quarter. For the first six months of 2004, Real Estate had income of $17 million, compared with income of $29 million in the same period last year. The decreases in both periods primarily reflected the loss of royalty income from the mineral interests that were sold in February 2004.

Results for Other Businesses

Income for Other Businesses in the second quarter of 2004 was $15 million, compared with income of $4 million in the second quarter of 2003. Other Businesses recorded income of $7 million in the first six months of 2004, compared with a loss of $30 million in the same period in 2003. The improvements were mainly due to improved results at taconite pellet operations resulting primarily from increased trade shipments and higher selling prices.

Profit-based union payments

Results for the second quarter and first six months of 2004 included costs of $61 million and $73 million, respectively, related to three profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the USWA. Segment results for the second quarter and first six months of 2004 included $32 million and $36 million, respectively, of these costs and the balance was included in retiree benefit expenses. All of these costs are included in cost of revenues. Payment amounts per the agreement are calculated as percentages of consolidated income from operations after special items and are: (1) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton; (2) used to offset a portion of future medical insurance premiums to be paid by U. S. Steel retirees based on 5 percent of profit above $15 per ton; and (3) contributed to a trust to assist National retirees with healthcare costs based on between 6 percent and 7.5 percent of profit. At the end of 2003, estimated amounts for the second calculation above were recognized as an increase to retiree medical liabilities, and 2004 costs for this item are calculated consistent with other retiree medical expenses.

Items not allocated to segments:

Income from sale of certain assets of $43 million in the first six months of 2004 resulted from the sale in February 2004 of substantially all of Real Estate’s remaining mineral interests and certain real estate interests. Income from sale of certain assets of $47 million in the second quarter and first six months of 2003 resulted from the sale in April 2003 of certain of Real Estate’s coal seam gas interests and the sale in June 2003 of U. S. Steel’s coal mines and related assets.

Stock appreciation rights resulted in charges to compensation expense of $1 million in the second quarters of 2004 and 2003, and charges of $11 million and $1 million in the first six months of 2004 and 2003, respectively. These stock appreciation rights were issued over the last ten years and allow the holders to receive cash and/or common stock equal to the excess of the fair market value of the common stock over the exercise price.

Asset impairments of $11 million in the second quarter and first six months of 2003 resulted from U. S. Steel’s impairment of a cost method investment.

Net interest and other financial costs were $86 million in the second quarter of 2004, compared with $42 million during the same period in 2003. Net interest and other financial costs were $138 million in the first six months of 2004, compared with $80 million in the first six months of 2003. The increases in 2004 primarily reflected a $33 million charge resulting from the early redemption of certain senior debt in April and unfavorable changes in foreign currency effects. These effects were primarily due to remeasurement of USSK and U. S. Steel Balkan (USSB) net monetary assets into the U.S. dollar, which is the functional currency of both entities, and resulted in net losses of $16 million and $18 million in the second quarter and first six months of 2004, respectively. These compared to net gains of $2 million in the second quarter of 2003 and net losses of $3 million in the first six months of

2003. The changes in both periods also reflected lower interest on tax-related liabilities and higher net interest on the senior notes, as the unfavorable effect of the full-period inclusion in 2004 of interest on the 9-3/4% Senior Notes that were issued in May 2003 exceeded the favorable effect of the early redemptions in April 2004. For discussion, see “Liquidity.”

The provision for income taxes in the second quarter and first six months of 2004 was $86 million and $137 million, compared with benefits of $3 million and $52 million in the respective periods last year. The provision in the first six months of 2004 included a charge of $32 million related to the settlement of a dispute regarding tax benefits for USSK under Slovakia’s foreign investors’ tax credit, which is discussed below.

The Slovak Income Tax Act provides an income tax credit, which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for years 2000 through 2004 and 50 percent for the years 2005 through 2009. Management believes that USSK fulfilled all of the necessary conditions for claiming the tax credit for the years for which it was claimed and anticipates meeting such requirements in 2004. As a result of claiming these tax credits and management’s intent to reinvest earnings in foreign operations, virtually no income tax provision, except for the $32 million charge discussed below, is recorded for USSK income.

In connection with Slovakia joining the European Union (EU), the total tax credit to be granted to USSK in the period 2000 through 2009 was limited to $430 million, and USSK agreed to make tax payments of $16 million in 2004 and 2005, the first of which was paid in June. Also, additional conditions for claiming the tax credit were established. These new conditions limit USSK’s annual production of flat-rolled product and its sales of all products into the 15 countries that were members of the EU prior to Slovakia and 9 other nations joining the EU in May 2004. Management believes the future impact of these changes will be minimal because the $32 million for 2004 and 2005 tax payments was recorded in the first quarter of 2004; Slovak tax laws have been modified and tax rates have been reduced since the acquisition of USSK; and the production and sales limits, which provide for annual increases through 2009, are not materially burdensome.

As of June 30, 2004, U. S. Steel had net federal, state and foreign deferred tax assets of $419 million, $80 million and $22 million, respectively. The net deferred tax assets include a valuation allowance of $209 million for domestic taxes and $42 million for foreign taxes, for which realization is uncertain. The amount of net domestic deferred tax assets estimated to be realizable was determined based on both tax planning strategies and earnings history since the separation from Marathon Oil Corporation (Marathon). Tax planning strategies, estimated to generate approximately $1.3 billion in taxable income, are actions that are prudent and feasible, and that management ordinarily might not take, but would take if necessary to realize a deferred tax asset, unless the need to do so is eliminated in future periods. These tax planning strategies include the continued implementation of the previously announced plan to dispose of non-strategic assets and the sale of non-integral domestic and foreign operating assets, as well as the ability to elect alternative accounting methods.

While U. S. Steel has reported significant domestic income in the first six months of 2004, it has experienced cumulative domestic losses since the separation from Marathon. Considering both the tax planning strategies and the history of cumulative losses, management believes it is prudent to maintain the $209 million domestic valuation allowance as of June 30, 2004. Management will continue to monitor and assess taxable income, deferred tax assets and tax planning strategies to determine the need for, and the appropriate amount of, any valuation allowance.

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

See Note 15 to Financial Statements.

The extraordinary loss, net of tax in the second quarter and first six months of 2003 resulted from the sale of U. S. Steel’s coal mines and related assets, which ended U. S. Steel’s production of coal and resulted in the recognition of the present value of obligations related to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992. The recognition of these obligations, which totaled $85 million, resulted in an extraordinary loss of $52 million, net of tax benefits of $33 million.

The cumulative effect of changes in accounting principles, net of tax, was a credit of $14 million in the first six months of 2004 and resulted from the adoption on January 1, 2004, of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The charge of $5 million in the first six months of 2003 resulted from the adoption on January 1, 2003, of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”

U. S. Steel’s net income was $211 million and $269 million in the second quarter and first six months of 2004, compared with net losses of $49 million and $87 million in the respective periods of 2003. The improvements primarily reflected the factors discussed above.

OPERATING STATISTICS

Flat-rolled shipments of 4.0 million tons in the second quarter of 2004 increased about 24 percent from the second quarter of 2003, and decreased about 4 percent from the first quarter of 2004, mainly due to reduced residual shipments from Straightline’s inventory. Flat-rolled shipments of 8.1 million tons in the first six months of 2004 increased about 44 percent from the prior year period. Flat-rolled shipments in the 2004 periods benefited from the full-period inclusion of shipments by the acquired National facilities. Tubular shipments of 269,000 tons in the second quarter of 2004 increased about 27 percent from the same period in 2003, and decreased slightly from the first quarter of 2004. For the first half of 2004, Tubular shipments of 541,000 tons were up approximately 30 percent from the first half of 2003. At USSE, second quarter 2004 shipments of 1.3 million net tons increased about 2 percent from 2003’s second quarter, and increased about 8 percent from shipments in the first quarter of 2004. USSE shipments for the first six months of 2004 totaled 2.4 million net tons, virtually equal to the same period last year.

Raw steel capability utilization for domestic and USSE facilities in the second quarter of 2004 averaged 87.5 percent and 79.5 percent, respectively, compared with 84.5 percent and 96.5 percent in the second quarter of 2003 and 92.6 percent and 72.8 percent in the first quarter of 2004. Raw steel capability utilization for domestic and USSE facilities in the first six months of 2004 averaged 90.0 percent and 76.1 percent, respectively, compared with 87.7 percent and 96.9 percent in the first six months of 2003. Domestic capability utilization in both years was negatively affected by scheduled blast furnace repair outages in the second quarter. USSE’s capability utilization in 2004 was negatively affected by the inclusion of USSB, as well as by operational difficulties with a blast furnace in Slovakia during the first quarter. USSB’s capability utilization averaged 51.5 percent during the second quarter of 2004 and 47.1% for the first six months.

BALANCE SHEET

Cash and cash equivalents of $590 million at June 30, 2004, increased $274 million from year-end 2003. The increase resulted primarily from the results of operating activities, $294 million of net proceeds from an equity offering and proceeds from the disposal of assets, partially offset by the redemption of certain of the Senior Notes in April 2004, as previously discussed, and by capital spending.

Receivables, less allowances increased $388 million from year-end 2003, primarily due to increasing revenues throughout the year resulting mainly from increasing steel prices.

Receivables from related parties decreased by $28 million from December 31, 2003, mainly reflecting the consolidation of the 1314B Partnership effective January 1, 2004. Receivables from the 1314B Partnership at June 30, 2004 were eliminated in consolidation, whereas they were classified as related party receivables at December 31, 2003.

Accounts payable of $1,145 million at June 30, 2004, increased $178 million from year-end 2003, mainly due to increasing raw material costs.

Long-term debt, less unamortized discount decreased $291 million from year-end 2003, primarily reflecting the early redemption of certain senior debt in April 2004. For discussion, see “Liquidity.”

Additional paid-in capital increased $317 million from December 31, 2003, due primarily to an equity offering of 8 million common shares that was completed in March 2004 for net proceeds of $294 million and the exercise of stock options.

CASH FLOW

Net cash provided from operating activities was $314 million for the first six months of 2004, compared with $168 million in the same period of 2003. Higher income after adjustments for noncash items was partially offset by increased working capital requirements. Cash from operating activities in the first half of 2004 was negatively affected by $77 million of OPEB payments, which were funded from trusts in 2003, as well as a $50 million voluntary contribution to the main defined benefit pension plan. U. S. Steel may elect to contribute up to an additional $275 million to its trusts for pensions and OPEB by the end of 2005.

Capital expenditures in the first half of 2004 were $165 million, compared with $132 million in the same period in 2003. Domestic expenditures of $86 million in 2004 were spread over several facilities and did not include any major projects. The most significant expenditures resulted from repair work on two blast furnaces at Gary Works. European expenditures of $79 million included dedusting projects for USSK’s steelmaking facilities and continuing work on the third dynamo line, which commenced operation in June 2004.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at June 30, 2004, totaled $80 million, compared with $23 million at December 31, 2003.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of June 30, 2004, and December 31, 2003, were $368 million and $433 million, respectively. In addition, USSB has a commitment to the Serbian government that requires it to spend up to $157 million during the first five years for working capital; the repair, rehabilitation, improvement, modification and upgrade of facilities; and community support and economic development. USSB spent approximately $101 million (including working capital) through June 30, 2004, leaving a balance of $56 million under this commitment.

Capital expenditures for 2004 are expected to be approximately $535 million and reflect the acceleration of certain infrastructure-related projects, including spending to prepare for the reline of the Gary Works’ No. 13 blast furnace, which is scheduled for 2005. Domestic spending will be approximately $315 million, and European spending will be approximately $220 million, but will fluctuate based upon exchange rates.

Disposal of assets in the first six months of 2004 consisted mainly of proceeds from the sale of substantially all of the Real Estate segment’s remaining mineral interests and certain real estate interests. The 2003 amount consisted mainly of proceeds from the sale of U. S. Steel’s coal mines and related assets and from the sale of Delta Tubular Processing.

Issuance of long-term debt in the first six months of 2003 resulted from the issuance of $450 million of 9-3/4% senior notes in May, net of deferred financing costs associated with the notes and the new inventory facility. For discussion, see “Liquidity.”

Repayment of long-term debt in the first half of 2004 primarily reflected the early redemption of certain senior debt in April. For discussion, see “Liquidity.”

Preferred shares issued in the first half of 2003 reflected net proceeds from the offering of 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (Series B Preferred).

Common stock issued in the first six months of 2004 primarily reflected $294 million of net proceeds from U. S. Steel’s equity offering completed in March 2004. The remaining amount in the first half of 2004 mainly reflected proceeds from stock sales through the exercise of options. The 2003 amount primarily reflected sales through the Dividend Reinvestment and Stock Purchase Plan.

Dividends paid in the first half of 2004 were $19 million, compared with $16 million in the same period in 2003. Payments in both periods reflected the quarterly dividend rate of five cents per common share. Dividends paid in 2004 also reflected a quarterly dividend of $0.875 per share for the Series B Preferred. Dividends paid in 2003 also included a dividend of $1.206 per share for the Series B Preferred, which reflected dividends accrued from the date of issuance through June 15, 2003.

For discussion of restrictions on future dividend payments, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003.

LIQUIDITY

In November 2001, U. S. Steel entered into a five-year Receivables Purchase Agreement with financial institutions and in May 2003, entered into an amendment to the Receivables Purchase Agreement, which increased fundings under the facility to the lesser of eligible receivables or $500 million. For further information regarding the Receivables Purchase Agreement, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003. As of June 30, 2004, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

In May 2003, U. S. Steel entered into a new four-year revolving credit facility that provides for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the Receivables Purchase Agreement. The

Inventory Facility contains a number of covenants that may limit U. S. Steel’s ability to incur debt, make capital expenditures, sell assets, incur liens and make dividend and other restricted payments. The Inventory Facility also includes a fixed charge coverage ratio test, which must be met if availability is less than $100 million. For further information regarding the Inventory Facility, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003. As of June 30, 2004, U. S. Steel had $453 million of eligible inventory under the Inventory Facility, and utilized $6 million for letters of credit, reducing availability to $447 million.

At June 30, 2004, USSK had $13 million drawn against its $50 million credit facilities, and had $6 million of customs guarantees outstanding, reducing availability to $31 million.

In July 2001, U. S. Steel issued $385 million of 10-3/4% senior notes due August 1, 2008 (10-3/4% Senior Notes), and in September 2001, U. S. Steel issued an additional $150 million of 10-3/4% Senior Notes. In May 2003, U. S. Steel issued $450 million of senior notes due May 15, 2010 (9-3/4% Senior Notes).

On April 19, 2004, U. S. Steel redeemed $187 million principal amount of the 10-3/4% Senior Notes at a 10.75 percent premium, resulting in a reduction of the principal amount outstanding to $348 million, and redeemed $72 million principal amount of the 9-3/4% Senior Notes at a 9.75 percent premium, resulting in a reduction of the principal amount outstanding to $378 million. These were the aggregate principal amounts outstanding as of June 30, 2004. U. S. Steel redeemed these notes using most of the $294 million net proceeds from an equity offering, which was completed in March 2004. The remaining net proceeds were used for general corporate purposes.

The 10-3/4% Senior Notes and the 9-3/4% Senior Notes (together the Senior Notes) impose very similar limitations on U. S. Steel’s ability to make restricted payments. For a discussion of restricted payments and the conditions that U. S. Steel must meet in order to make restricted payments, as well as other significant restrictions imposed on U. S. Steel by the Senior Notes, see the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003. As of June 30, 2004, U. S. Steel met the requirements and had over $875 million of availability to make restricted payments.

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

U. S. Steel was in compliance with all of its debt covenants at June 30, 2004.

On June 16, 2004, Moody’s Investors Service (Moody’s) revised the outlook on U. S. Steel’s debt ratings to “positive” from “stable,” citing factors including the Company’s solid earnings growth this year. Moody’s also affirmed U. S. Steel’s senior implied rating of Ba3. On July 2, 2004, Fitch Ratings (Fitch) changed its outlook on U. S. Steel’s debt ratings to “stable” from “negative,” citing strong operating results. Fitch also affirmed the senior unsecured long-term debt rating of BB-.

U. S. Steel has used surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. U. S. Steel has replaced some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $122 million of liquidity sources for financial assurance purposes as of June 30, 2004, an increase of $13 million during the second quarter of 2004, and expects to commit approximately $5-10 million more during the remainder of 2004.

U. S. Steel was contingently liable for debt and other obligations of Marathon as of June 30, 2004, in the amount of $55 million. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes in the amount of $471 million and certain lease obligations totaling $203 million that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable. If that occurs, U. S. Steel may not be able to satisfy such obligations.

The following table summarizes U. S. Steel’s liquidity as of June 30, 2004:

(Dollars in millions)
Cash and cash equivalents (a)	$568
Amount available under Receivables Purchase Agreement	500
Amount available under Inventory Facility	447
Amounts available under USSK credit facilities	31

Total estimated liquidity	$1,546

(a)	Excludes $22 million of cash, which resulted from the consolidation of the 1314B Partnership, because it is not available for U. S. Steel’s use.

U. S. Steel’s liquidity improved by $311 million from December 31, 2003, primarily reflecting cash from operations, $294 million of net proceeds from an equity offering and increased availability of receivables under the Receivables Purchase Agreement, partially offset by the redemption of certain of the Senior Notes in April 2004, as previously discussed, and by capital spending.

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

Contractual Obligations and Commercial Commitments

Long-term debt and capital leases decreased from December 31, 2003 by $272 million. The decrease was primarily due to the redemption of certain of the Senior Notes, of which $187 million was due August 1, 2008, and $72 million was due May 15, 2010, as discussed above. The decrease also reflected the $14 million buy-out of the B Battery lease at U.S Steel’s Granite City facility.

Unconditional purchase obligations increased from December 31, 2003 by approximately $490 million (including $22 million related to the off-balance sheet arrangement discussed below). The increase was primarily due to the rising costs of raw materials ordered as well seasonal increases in construction and maintenance projects.

Off-balance Sheet Arrangements

In April 2004, U. S. Steel entered into a 10-year agreement for coal pulverization services at the Great Lakes facility, replacing a similar agreement that was entered into by National, which was not assumed as part of the acquisition. During the initial 5-year period, the Great Lakes facility is obligated to purchase minimum monthly pulverization services at fixed prices that are annually adjusted for inflation. During the second 5-year period, U. S. Steel has the right to purchase pulverization services on a requirements basis, subject to the capacity of the pulverized coal operations, at fixed prices that are annually adjusted for inflation. This agreement results in increases of approximately $53 million and $22 million in U. S. Steel’s liabilities for operating leases and unconditional purchase obligations, respectively. U. S. Steel has no ownership interest in this facility.

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

USSK is subject to the laws of Slovakia and the EU. The environmental requirements of Slovakia and the EU are comparable to domestic environmental standards. USSK also has entered into an agreement with the Slovak government to bring its facilities into environmental compliance, and expects to do so by 2006.

USSB is subject to the laws of the Union of Serbia and Montenegro, which are currently more lenient than either the EU or U.S. standards, but this is expected to change over the next several years in anticipation of possible EU accession. An environmental baseline study has been conducted at USSB’s facilities. Under the terms of the acquisition, USSB will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of that study. A portion of the $157 million USSB committed to spend in connection with the acquisition of Sartid is expected to be used for environmental controls and upgrades.

In the 1987 sale of the Geneva Works property, U. S. Steel and Geneva Steel Company (Geneva) agreed to share responsibility for certain environmental projects and permits. These arrangements are reflected in permits issued to U. S. Steel and Geneva by the Utah Department of Environmental Quality. U. S. Steel is responsible, among other things, for three hazardous waste impoundments. Costs of remediation activities and post closure care relating to the impoundments are estimated to be approximately $3.8 million. In January 2002, Geneva sought bankruptcy protection for the second time. Geneva has announced that it does not contemplate reorganizing as an operating entity and is attempting to sell its assets. Geneva has informed U. S. Steel that a real estate developer is expressing interest in its real property. Geneva further indicates that the developer is interested in reaching a comprehensive resolution of all environmental issues. It is possible that U. S. Steel may become involved in such discussions, but it is not possible to predict the outcome.

U. S. Steel has been notified that it is a potentially responsible party (PRP) at 23 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of June 30, 2004. In addition, there are 15 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 45 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 23 to Financial Statements.

There are three outfalls at Great Lakes Works that discharge to settling basins prior to discharging to the Detroit River. Oil sheens have been observed where the basins discharge into the river. It is estimated that engineering and corrective measures to eliminate these oil sheens will cost U. S. Steel approximately $2.0 million.

In U. S. Steel’s acquisition of the Granite City Works, U. S. Steel agreed to pay a certain share of the costs for closing the Section IV Landfill. Costs incurred by U. S. Steel for this work have amounted to $353,000 with another $2.0 million projected. The Asset Purchase Agreement caps U. S. Steel’s liability for these costs at $2.3 million. U. S. Steel anticipates spending an additional $100,000 for project administration and oversight. In addition, U. S. Steel agreed to assume a share of post closure care costs for the Section IV landfill. That share is now estimated to be $768,000.

The West Virginia Department of Environmental Protection has informed U. S. Steel Mining Company, LLC (USM) that mine methane degasification boreholes located at the former Pinnacle operations must be sealed and reclaimed in accordance with mine permit requirements. The Pinnacle property has been sold to PinnOak Resources, LLC under an Asset Purchase Agreement that assigns this liability to USM. USM has determined that a total of 109 methane wells must be sealed and reclaimed and that 46 well sites, which were previously sealed, will require reclamation. Costs estimated to complete the work are approximately $965,000. Work began in July 2004.

For discussion of other relevant environmental items, see “Part II. Other Information - Item 1. Legal Proceedings - Environmental Proceedings.”

During the second quarter of 2004, U. S. Steel accrued $3 million for environmental remediation for domestic and foreign facilities. The total accrual for such liabilities at June 30, 2004, was $108 million. Environmental spending during the second quarter of 2004 totaled $4 million. These amounts exclude liabilities related to asset retirement obligations under SFAS No. 143.

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

OUTLOOK

U. S. Steel expects continued strong profitability through year-end resulting from robust worldwide steel pricing and tight supplies, as the world economy continues to recover and as demand from developing countries, especially China, remains at very high levels.

Average prices for the Flat-rolled segment in the third quarter are expected to exceed second quarter levels, and benefits will be realized from a renegotiated coke sales agreement. Costs will continue to be affected by relatively high prices for purchased coke, coal, scrap and natural gas. In the second quarter of 2004 at Gary Works, one blast furnace repair outage was completed and a second blast furnace repair outage began, which was completed in late July. An additional blast furnace outage is planned at Granite City Works during the third quarter. Flat-rolled segment shipments in the third quarter are expected to decline by approximately 200,000 tons compared to the second quarter mainly due to the blast furnace outages. These outages are expected to increase third quarter costs by approximately $20 million versus the second quarter. For full-year 2004, Flat-rolled segment shipments are expected to be 15.8 million tons.

For U. S. Steel Europe (USSE), third quarter 2004 profit margins are expected to increase from the second quarter with realized prices improving due to the announced July 1 price increase. Higher raw material costs and planned outages on a number of key units will partially offset the price increase. Shipments for the quarter are expected to about equal second quarter levels and full-year 2004 shipments are currently estimated at 5.1 million net tons.

For the Tubular segment, prices are expected to continue to increase, reflecting full-quarter realization of price increases implemented during the second quarter, as well as additional third quarter price increases. The Tubular segment expects annual shipments of about 1.0 million tons.

The very high property taxes at U. S. Steel’s Gary Works facility in Indiana continue to be detrimental to Gary Works’ competitive position, both when compared to competitors in Indiana and with other steel facilities in the United States and abroad. U. S. Steel has aggressively addressed these issues through a variety of means including negotiation with local officials as well as judicial and administrative proceedings. There are currently pending refund claims of approximately $65 million and assessments of approximately $156 million in excess of amounts paid for the 2000 through 2002 tax years.

In March 2004, U. S. Steel, the City of Gary and Lake County announced that they had entered into an agreement that, subject to the satisfaction of certain conditions, would settle these tax disputes through and including 2002. Under this agreement, U. S. Steel would pay $44 million of the unpaid tax assessments, drop its pending refund claims, agree to $150 million of capital spending at its Lake County operations over a four-year period, or pay Lake County 7.5 percent of any shortfall from the $150 million spending commitment, and negotiate the transfer of approximately 200 acres of property to the City. Among the conditions to this agreement are the review of the agreement by the Indiana Attorney General, approval of the Indiana Department of Local Government Finance and resolution concerning these matters with the Calumet Township assessor, who has declined to become a party to the agreement. Acting on a petition that was filed by Lake County, and joined in by U. S. Steel and the Indiana Department of Local Government Finance, the Indiana Tax Court, on July 26, 2004, dismissed the Calumet Township assessor as a party to the appeal of the 2000 tax year assessment, which is one of the years covered by the settlement agreement. The Tax Court refrained from approving or rejecting the specific terms of the agreement and called for the remaining parties to file a joint statement dismissing the action with the Tax Court. The Tax Court decision is subject to appeal to the Indiana Supreme Court by any party. Because U. S. Steel does not know whether the Tax Court decision will be appealed or whether the agreement would be confirmed on appeal, U. S. Steel has not recognized the impact of this agreement in its financial results. If the matters are resolved in accordance with the agreement, the $44 million payment, which has been fully accrued, would be included in cash flow for the period in which the payment is made. Any accrual adjustments, which would result in a noncash effect on income, would be made when the settlement is probable.

On April 19, 2004, the Company redeemed $187 million principal amount of its 10-3/4% Senior Notes due August 1, 2008 at a premium of 10.75 percent, and $72 million principal amount of its 9-3/4% Senior Notes due May 15, 2010 at a premium of 9.75 percent. Ongoing annual interest and amortization expense will be reduced by approximately $28 million as a result of the redemptions.

The labor agreement between USS-POSCO Industries and the USWA is due to expire on July 31, 2004. An extension agreement has been negotiated with the USWA and it is currently anticipated that a new labor agreement will be reached without an interruption of operations.

Steel imports to the United States accounted for an estimated 22 percent of the domestic steel market in the first five months of 2004, 19 percent for the year 2003, and 26 percent for the year 2002. U. S. Steel intends to monitor imports closely and file anti-dumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, financial results.

The Organization of Economic Cooperation and Development announced on June 29, 2004 that it was postponing until 2005 discussions aimed at the reduction of inefficient steel production capacity and the elimination and limitation of certain subsidies to the steel industry throughout the world.

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments, and prices. Some factors, among others, that could affect market conditions, costs, shipments and prices for both domestic operations and USSE include global product demand, prices and mix; global and company steel production levels; availability and prices of raw materials; plant operating performance; the timing and completion of outages and other projects; natural gas prices and usage; changes in environmental, tax and other laws; the resumption of operations at steel facilities sold under the bankruptcy laws; employee strikes; power outages; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Political factors in Europe that may affect USSE’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003, and in subsequent filings for U. S. Steel.

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

In accordance with FIN 46R, U. S. Steel was required to consolidate the Clairton 1314B Partnership, L.P. as of January 1, 2004. See further discussion in Note 19 to Financial Statements.

In May 2004, FASB Staff Position No. FAS 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (Drug Act) was issued. FSP FAS 106-2 finalizes the accounting for the Drug Act and specifies that the effect of the Federal subsidy on a benefit plan’s accumulated postretirement benefit obligation (APBO) shall be accounted for as an actuarial experience gain. U. S. Steel accounted for the estimated effects of the Drug Act on its APBO as of December 31, 2003. Estimated savings of $450 million were included as an actuarial gain primarily due to changes in participation assumptions caused by the impact of the Drug Act in combination with the cost cap negotiated with the United Steelworkers of America in May 2003 and due to savings from reduced costs for mineworker participants because it is anticipated that the mineworkers’ union drug program will qualify for the Federal subsidy. It is estimated that the reduction in liabilities due to these factors will reduce 2004 net periodic postretirement benefit costs by $60 million. There may also be significant clarifications in the legislative detail of the Drug Act in future years that could significantly alter some or all of U. S. Steel’s assumptions. Furthermore, the participant withdrawal rates could occur at a different pace than has been assumed and the estimated savings could be greater or less than currently identified. No guidance has been issued regarding the effects of the Drug Act on U. S. Steel’s liabilities under the Coal Act of 1992, which is currently being accounted for under SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK AND RELATED RISK

Sensitivity analyses of the incremental effects on pretax income of hypothetical 10 percent and 25 percent decreases in commodity prices for open derivative commodity instruments as of June 30, 2004, are provided in the following table(a):

	Incremental Decrease in Income Before Income Taxes Assuming a Hypothetical Price Decrease of:

(Dollars in millions)	10%	25%
Commodity-Based Derivative Instruments

Zinc	$3.6	$8.9

(a)	The definition of a derivative instrument includes certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effects on pretax income of hypothetical 10 percent and 25 percent decreases in closing commodity prices for each open contract position at June 30, 2004. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to June 30, 2004, may cause future pretax income effects to differ from those presented in the table.

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in June 30, 2004, interest rates on the fair value of the U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)
As of June 30, 2004
Non-Derivative Financial Instruments (a)	Fair Value	Incremental Increase in Fair Value (b)
Financial assets:
Investments and long-term receivables	$13	$–
Financial liabilities:
Long-term debt (c)(d)	$1,664	$80
(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at June 30, 2004, on the fair value of U. S. Steel’s non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at June 30, 2004.

(c)	Includes amounts due within one year and excludes capital leases.

(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

At June 30, 2004, U. S. Steel’s portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $80 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel’s results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

FOREIGN CURRENCY EXCHANGE RATE RISK

U. S. Steel, primarily through U. S. Steel Europe, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At June 30, 2004, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $19.0 million) and Slovak koruna (total notional value of approximately $45.6 million). A 10 percent increase in the June 30, 2004 euro forward rates would result in a $6.5 million charge to income.

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

Item 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, U. S. Steel’s disclosure controls and procedures were effective.

INTERNAL CONTROLS

As of June 30, 2004, there have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
INCOME (LOSS) FROM OPERATIONS
Flat-rolled Products (a)	$335	$(37)	448	$(56)
U. S. Steel Europe (b)	76	67	116	131
Tubular	25	(3)	28	(9)
Real Estate	3	16	17	29
Straightline (a)		(20)		(36)
Other Businesses (c)	15	4	7	(30)

Segment Income from Operations	454	27	616	29
Retiree benefit expenses (d)	(65)	(20)	(109)	(41)
Other items not allocated to segments:
Income from sale of certain assets	–	47	43	47
Stock appreciation rights	(1)	(1)	(11)	(1)
Asset impairments	–	(11)	–	(11)
Litigation items	–	–	–	(25)

Total Income (Loss) from Operations	$388	$42	539	$(2)
CAPITAL EXPENDITURES
Flat-rolled Products	$37	$23	$58	$34
U. S. Steel Europe	40	22	79	42
Tubular	2	16	5	38
Straightline		–		1
Other Businesses	16	8	23	17

Total	$95	$69	$165	$132

OPERATING STATISTICS
Average realized steel price: ($/net ton)(e)
Flat-rolled Products (a)	$583	$420	$528	$420
Tubular Products	779	644	725	641
U. S. Steel Europe (b)	491	369	457	355
Steel Shipments: (e)(f)
Flat-rolled Products (a)	3,982	3,202	8,143	5,638
Tubular Products	269	211	541	417
U. S. Steel Europe (b)	1,263	1,234	2,436	2,438
Raw Steel-Production: (f)
Domestic Facilities	4,230	3,338	8,709	6,233
U. S. Steel Europe (b)	1,467	1,203	2,811	2,403
Raw Steel-Capability Utilization: (g)
Domestic Facilities	87.5%	84.5%	90.0%	87.7%
U. S. Steel Europe (b)	79.5%	96.5%	76.1%	96.9%
Domestic iron ore production (f)	6,011	4,935	11,623	8,760
Domestic iron ore shipments (f)(h)	6,722	5,249	10,758	7,066
Domestic coke production (f)(j)	1,666	1,696	3,315	3,342
Domestic coke shipments (f)(i)(j)	642	860	1,314	1,776
(a)	The Flat-rolled segment includes the results of National flat-rolled facilities from May 20, 2003, the date of acquisition; the residual effects of Straightline from January 1, 2004; and the consolidated results of the 1314B partnership, which was accounted for under the equity method prior to January 1, 2004.
(b)	Includes U. S. Steel’s Serbian operations from September 12, 2003, the date of acquisition. Prior to September 12, 2003, included effects of activities under certain agreements with the former owner of the Serbian operations.
(c)	Includes the coal mining business prior to June 30, 2003, the date of sale. Includes the results of the taconite pellet operations in Keewatin from May 20, 2003, the date of acquisition.
(d)	Includes certain profit-based expenses for U. S. Steel retirees and National retirees pursuant to provisions of the 2003 labor agreement with the United Steelworkers of America.
(e)	Excludes intersegment transfers.
(f)	Thousands of net tons.
(g)	Based on annual raw steel production capability for domestic facilities of 12.8 million net tons prior to May 20, 2003, and 19.4 million net tons thereafter; and annual raw steel production capability for U. S. Steel Europe of 5.0 million net tons prior to September 12, 2003, and 7.4 million net tons thereafter.
(h)	Includes trade shipments and intersegment transfers.
(i)	Includes trade shipments only.
(j)	Includes the Clairton 1314B Partnership.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

U. S. Steel is in the study phase of Resource Conservation and Recovery Act (RCRA) corrective action programs at its Fairless Plant, Gary Works and Fairfield Works. Until the studies are completed at these facilities, U. S. Steel is unable to estimate the total cost of remediation activities that might be required. At USS-POSCO Industries, a joint venture between U. S. Steel and Pohang Iron & Steel Co. Ltd., corrective measures have been implemented for the former solid waste management units (SWMUs) and a remedy for ground water is being installed.

In November 1989, the Utah Department of Environmental Quality issued a permit to U. S. Steel for the closure of three hazardous waste impoundments including facility-wide corrective action at U. S. Steel’s former Geneva Works. The permit was administratively extended until May 14, 2004, when it was reissued to U. S. Steel and Geneva Steel Company (Geneva), the site owner. The permit allocates responsibility for corrective action between U. S. Steel and Geneva. U. S. Steel has commenced the development of workplans that are necessary to begin field investigations on some areas of the facility for which U. S. Steel has responsibility under the permit. Costs to prepare these work plans, implement field investigations and continue work on the three hazardous waste impoundments are estimated to be approximately $3.8 million. On June 2, 2004, Geneva filed a motion in U.S. Bankruptcy Court for the District of Utah to approve the amendment and assumption of the 1987 Asset Sales Agreement, the acceptance of the permit and the retention of a remediation contractor. On July 7, 2004, the motion was heard and granted providing for Geneva’s continuing involvement and funding of the remediation required by the permit.

On October 23, 1998, a final Administrative Order on Consent was issued by the U.S. Environmental Protection Agency (EPA) addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a RCRA Facility Investigation (RFI) and a Corrective Measure Study at Gary Works. The Current Conditions Report, U. S. Steel’s first deliverable, was submitted to EPA in January 1997 and was approved by EPA in 1998. All remaining Phase I work plans have been approved by EPA. Two Phase II RFI work plans and a self-implementing interim measure have been submitted to EPA for approval. Two other self-implementing interim measures have been completed. Through June 30, 2004, U. S. Steel has spent approximately $13.4 million for the studies, work plans, field investigations and self-implementing interim measures. The cost to implement the remaining field investigations and the submitted work plans is estimated to be $5.4 million. Until they are completed, it is impossible to assess what additional expenditures will be necessary.

On October 21, 1994, and again on December 30, 1994, the Indiana Department of Environmental Management (IDEM) issued notices of violation relating to Gary Works alleging various violations of air pollution requirements. In early 1996, U. S. Steel paid a $6 million penalty and agreed to install additional pollution control equipment and to implement environmental protection programs over a period of several years. U. S. Steel has completed the sinter plant burner project, which concludes the supplemental environmental projects, and no further expenditures related to this Agreed Order are anticipated.

In December 1995, U. S. Steel reached an agreement in principle with EPA and the U.S. Department of Justice (DOJ) with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by U. S. Steel, EPA and DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11,

1997, under which U. S. Steel paid a civil penalty of $1.0 million, implemented two Supplemental Environmental Projects costing a total of $1.75 million and implemented a RCRA corrective action at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved for the site on September 16, 2002. Field sampling for the work plan commenced immediately after approval and will continue through 2004. The cost to complete this study is estimated to be $556,000. In addition, ADEM has approved a corrective measure implementation plan for remediation of a portion of Opossum Creek. The cost to U. S. Steel for implementing this plan is estimated to be $250,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. The Phase I work plan for Ensley has been reviewed by ADEM. The cost to complete this study is approximately $770,000.

In October 1996, U. S. Steel was notified by IDEM, acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a Natural Resources Damages Assessment. U. S. Steel was identified as a potentially responsible party (PRP) along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. The trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the trustees concluded their assessment of sediment injuries, which included a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim, which have been endorsed by representatives of the trustees and EPA to be included in a consent decree that U. S. Steel expects will resolve this claim. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs, and obtained an 8-acre parcel of land that has been transferred to the Indiana Department of Natural Resources for addition to the Indiana Dunes National Lakeshore Park owned by the National Park Service. No formal legal proceedings have been filed in this matter. U. S. Steel with the PRP joint defense group and the trustees have finalized a Consent Decree that has been executed by U. S. Steel.

On January 26, 1998, pursuant to an action filed by EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future ecological monitoring costs, and U. S. Steel was obligated to purchase and restore several parcels of property that have been conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of July 15, 2004, project costs have amounted to $51.2 million with another $0.3 million presently projected to complete the project. A Dredge Completion Report was submitted to EPA on March 29, 2004. EPA responded with written comments on the report. In response, U. S. Steel conducted additional sampling of river sediments in a portion of the dredge project area. At the conclusion of the dredge project, the Corrective Action Management Unit (CAMU) will remain available and could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. Closure costs for the CAMU are estimated to be an additional

$4.9 million. In addition to the sediment remediation project, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River, costs of which are estimated to be $2.5 million.

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $12.8 million for cleanup and agency oversight costs through June 30, 2004. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Current study and oversight costs are estimated at $408,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five year review recommendations.

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

In 1997, USS/Kobe Steel Company (USS/Kobe), a former joint venture between U. S. Steel and Kobe Steel, Ltd. (Kobe), was the subject of a multi-media audit by EPA that included an air, water and hazardous waste compliance review. USS/Kobe and EPA commenced settlement negotiations in July 1999. In August 1999, the steelmaking and bar producing operations of USS/Kobe were combined with companies controlled by Blackstone Capital Partners II to form Republic. The tubular operations of USS/Kobe were transferred to a newly formed entity, Lorain Tubular Company, LLC (Lorain Tubular), which operated as a joint venture between U. S. Steel and Kobe until December 31, 1999, when U. S. Steel purchased all of Kobe’s interest in Lorain Tubular. The tubular operations at Lorain are now operated by U. S. Steel as Lorain Pipe Mills. U. S. Steel and EPA have agreed upon terms of settlement that include a cash penalty for U. S. Steel of $100,000 plus a supplemental environmental project to do PCB transformer replacement for a combined amount of approximately $395,000. Negotiations on the final terms and conditions of the consent decree are ongoing. Most of the matters raised by EPA relate to Republic’s facilities; however, air discharges from U. S. Steel’s No. 3 seamless pipe mill were also cited and U. S. Steel will be responsible for conducting a test of particulate emissions from its No. 3 Seamless Rotary Mill scrubber system to demonstrate compliance with its permit limitations. U. S. Steel will be responsible only for matters relating to its facilities. Issues related to Republic have been resolved in its bankruptcy proceedings.

On February 12, 1987, U. S. Steel and the Pennsylvania Department of Environmental Resources (PADER) entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and PADER reached agreement to amend the Consent Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon, a former coke plant waste disposal site; to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs for Peters Creek Lagoon have amounted to $11.3 million with another $357,000 presently projected to be spent in 2004 on site closure. Closure of the site is subject to approval by PADEP after a period of monitoring and observation.

Prior to U. S. Steel’s acquisition of the Granite City, Great Lakes and Midwest facilities, DOJ had filed against National Steel Corporation (National) proofs of claim asserting noncompliance allegations under various environmental statutes, including the Clean Air Act, RCRA, the Clean Water Act, the Emergency Planning and Community Right to Know Act, CERCLA and the Toxic Substances Control Act at these three facilities. EPA had conducted inspections of the facilities and entered into negotiations with National toward resolving these allegations with a consent decree. After a substantial evaluation of U. S. Steel’s management of these facilities, DOJ has withdrawn from participation in these discussions and is no longer pursuing this matter with U. S. Steel. At Granite City Works, EPA had determined that ditches and dewatering beds currently in operation were allegedly not in compliance with applicable waste oil management standards. U. S. Steel is currently discussing with EPA and the State of Illinois appropriate measures to investigate and remediate the ditches and dewatering beds. Costs for this work have amounted to $215,000 with another $885,000 projected to complete the work.

U. S. Steel received four Letters of Violation in 2004 from Michigan Department of Environmental Quality (MDEQ) for alleged violations at the Great Lakes BOP shop, B Blast Furnace and the Battery Quench Tower. A consent decree is currently being negotiated with MDEQ, which will include the installation of a new bag house for B Blast Furnace, the installation of baffles at the Quench Tower and projects to reduce emissions from the BOP. MDEQ has indicated that it will request a civil penalty. Great Lakes Works continues to identify and evaluate potential operating practices and facility improvements to reduce emissions.

Prior to U. S. Steel’s acquisition of Great Lakes Works, it had operated under a permit for indirect discharge of wastewater to the Detroit Water and Sewerage Department (DWSD). National had reported to DWSD violations of effluent limitations, including mercury, contained in the facility’s indirect discharge to the DWSD treatment plant and had entered into a consent order with DWSD that required improvements in plant equipment to remedy the violations. Great Lakes Works continues to operate under a DWSD permit for this discharge and has spent $1.3 million to improve operating equipment to come into compliance with discharge limits in the current DWSD permit. U. S. Steel has executed an administrative order with DWSD. Under that order DWSD has issued a new draft permit for this discharge that includes revised discharge limits in accordance with a pending ordinance for cyanide and mercury. U. S. Steel has provided written comments to DWSD on the draft permit. U. S. Steel is evaluating operating requirements and potential facility improvements to comply with these anticipated limits.

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

In September 2001, U. S. Steel agreed to an Administrative Order on Consent with the State of North Carolina for the assessment and cleanup of a Greensboro, N.C. fertilizer manufacturing site. The site was owned by Armour Agriculture Chemical Company (now named Viad) from 1912 to 1968. U. S. Steel owned the site from 1968 to 1986 and sold the site to LaRoche Industries in 1986. The agreed order allocated responsibility for assessment and cleanup costs as follows: Viad - 48 percent, U. S. Steel – 26 percent and LaRoche – 26 percent; and LaRoche was appointed to be the lead party responsible for conducting the cleanup. In March 2001, U. S. Steel was notified that LaRoche had filed for protection under the bankruptcy law. On August 23, 2001, the allocation of responsibility for this site assessment and cleanup and the cost allocation was approved by the bankruptcy court in the LaRoche bankruptcy. The estimated remediation costs are $3.1 million. U. S. Steel’s estimated share of these costs is $805,000, based on an allocation factor of 26 percent.

ASBESTOS LITIGATION

A recent agreement, which will result in the dismissal of a significant number of cases and claims in one jurisdiction, will reduce the number of active cases alleging injury from asbestos exposure. After taking into account this agreement, U. S. Steel is a defendant in approximately 1,000 active cases, involving approximately 12,500 plaintiffs. Almost all of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). More than 11,000, or approximately 90 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 215 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

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

As discussed in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003, management views the verdict and resulting settlement in the March 28, 2003 Madison County case as aberrational, and believes that the likelihood of similar results in other cases is remote, although not impossible. Through June 30, 2004, U. S. Steel has not experienced any material adverse change in its ability to resolve pending claims as a result of the Madison County settlement.

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

SERBIAN INVESTIGATION

In April 2004, the Republic of Serbia’s Interior Ministry initiated an investigation into the purchase of Sartid a.d. in Bankruptcy and six of its former subsidiaries, citing possible irregularities on the part of certain past and present Serbian government officials. U. S. Steel Balkan (USSB) has cooperated fully with this investigation. U. S. Steel personnel were informed by the investigators that U. S. Steel is not the target of the investigation, and that the investigators believe U. S. Steel complied with all relevant laws during the transaction. U. S. Steel management is confident that there will be no impact on USSB as a result of this investigation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 27, 2004. The following matters were acted upon.

ELECTION OF DIRECTORS

Robert J. Darnall, Roy G. Dorrance, John G. Drosdick and Charles R. Lee were elected to serve three-year terms as Class III directors by the following votes:

Nominee	Votes For	Votes Withheld
Robert J. Darnall	84,067,430	10,824,139
Roy G. Dorrance	87,485,060	7,406,509
John G. Drosdick	87,262,755	7,628,814
Charles R. Lee	84,068,241	10,823,328

Continuing as Class I directors for a term expiring in 2005 are Dr. Shirley Ann Jackson, Dan D. Sandman, Thomas J. Usher and Douglas C. Yearley. Continuing as Class II directors for a term expiring in 2006 are J. Gary Cooper, Frank J. Lucchino, Seth E. Schofield and John P. Surma.

ELECTION OF INDEPENDENT AUDITORS

PricewaterhouseCoopers LLP (PwC) was elected as independent auditors by the following votes:

Votes For	Votes Against	Abstain
94,005,534	395,829	490,206

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.1	Third Amendment dated as of June 28, 2004 to the Credit Agreement dated as of May 20, 2003, among United States Steel Corporation, the Lenders party thereto, the LC Issuing Banks party thereto, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent, Co-Syndication Agent and Swingline Lender, and General Electric Capital Corporation, as Co-Collateral Agent and Co-Syndication Agent.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

12.3	Computation of Pro Forma Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.4	Computation of Pro Forma Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

*	Form 8-K dated April 27, 2004, reporting under Item 12. Results of Operations and Financial Condition, that U. S. Steel is furnishing information for the April 27, 2004 press release titled “United States Steel Corporation Reports 2004 First Quarter Results.”

Form 8-K dated April 27, 2004, reporting under Item 5. Other Events, the filing of the April 27, 2004, press release titled “U. S. Steel Chairman and CEO Thomas J. Usher to Retire at End of September.”

*	Form 8-K dated July 27, 2004, reporting under Item 12. Results of Operations and Financial Condition, that U. S. Steel is furnishing information for the July 27, 2004 press release titled “United States Steel Corporation Reports 2004 Second Quarter Results.”

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

Larry G. Schultz
Vice President and Controller

July 30, 2004

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.