Form 10-Q
period 2004-09-30
UNITED STATES STEEL CORP
filed 2004-10-29
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Common stock outstanding at October 27, 2004 – 113,691,845 shares

UNITED STATES STEEL CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

UNITED STATES STEEL CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2004	2003	2004	2003
Revenues and other income:
Revenues	$3,460	$2,267	$9,372	$5,993
Revenues from related parties	247	239	707	722
Income (loss) from investees	18	(2)	37	(10)
Net gains on disposal of assets (Note 9)	2	4	46	27
Other income (Note 10)	2	-	14	45

Total revenues and other income	3,729	2,508	10,176	6,777

Costs and expenses:
Cost of revenues (excludes items shown below)	2,967	2,294	8,335	6,117
Selling, general and administrative expenses	172	150	521	421
Depreciation, depletion and amortization (Note 11)	96	94	287	271
Restructuring charges (Note 12)	-	664	-	664

Total costs and expenses	3,235	3,202	9,143	7,473

Income (loss) from operations	494	(694)	1,033	(696)
Net interest and other financial costs (Note 14)	4	26	142	106

Income (loss) before income taxes, minority interests, extraordinary loss, and cumulative effects of changes in accounting principles	490	(720)	891	(802)
Income tax provision (benefit) (Note 15)	126	(366)	263	(418)
Minority interests	10	-	19	-

Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles	354	(354)	609	(384)
Extraordinary loss, net of tax (Note 3)	-	-	-	(52)
Cumulative effects of changes in accounting principles, net of tax (Note 6 and Note 19)	-	-	14	(5)

Net income (loss)	354	(354)	623	(441)
Dividends on preferred stock	(4)	(4)	(13)	(11)

Net income (loss) applicable to common stock	$350	$(358)	$610	$(452)

The accompanying notes are an integral part of these financial statements.

UNITED STATES STEEL CORPORATION

STATEMENT OF OPERATIONS (Continued)

(Unaudited)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2004	2003	2004	2003
Income per common share (Note 16):
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles:
- Basic	$3.08	$(3.47)	$5.36	$(3.84)
- Diluted	$2.72	$(3.47)	$4.76	$(3.84)

Extraordinary loss, net of tax:
- Basic	$-	$-	$-	$(0.50)
- Diluted	$-	$-	$-	$(0.50)

Cumulative effects of changes in accounting principles, net of tax:
- Basic	$-	$-	$0.13	$(0.05)
- Diluted	$-	$-	$0.11	$(0.05)

Net income (loss):
- Basic	$3.08	$(3.47)	$5.49	$(4.39)
- Diluted	$2.72	$(3.47)	$4.87	$(4.39)

Weighted average shares, in thousands:
- Basic	113,523	103,321	111,170	103,096
- Diluted	130,021	103,321	127,940	103,096

Dividends paid per share	$0.05	$0.05	$0.15	$0.15
Pro forma amounts assuming FIN 46R change in accounting principle was applied retroactively:
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles, as reported	$354	$(354)	$609	$(384)
FIN 46R pro forma effect (Note 19)	-	2	-	10

Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles, adjusted for FIN 46R	$354	$(352)	$609	$(374)
Per share adjusted:
- Basic	3.08	(3.45)	5.36	(3.75)
- Diluted	2.72	(3.45)	4.76	(3.75)

Net income (loss) adjusted for FIN 46R	354	(352)	609	(431)
Per share adjusted:
- Basic	3.08	(3.45)	5.49	(4.29)
- Diluted	2.72	(3.45)	4.87	(4.29)

The accompanying notes are an integral part of these financial statements.

UNITED STATES STEEL CORPORATION

BALANCE SHEET

(Dollars in millions)	(Unaudited) September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$1,062	$316
Receivables, less allowance of $130 and $129 (Note 19)	1,560	1,075
Receivables from related parties (Note 22)	111	144
Inventories (Note 17)	1,251	1,283
Deferred income tax benefits (Note 15)	167	245
Other current assets	24	43

Total current assets	4,175	3,106
Investments and long-term receivables, less allowance of $4 and $4	283	289
Long-term receivable from related parties (Note 22)	10	6
Property, plant and equipment, less accumulated depreciation and depletion of $7,190 and $ 6,957	3,514	3,414
Intangible pension asset	440	440
Other intangible assets, less amortization of $9 and $ 4 (Note 2)	32	37
Deferred income tax benefits (Note 15)	185	365
Other noncurrent assets	156	180

Total assets	$8,795	$7,837
Liabilities
Current liabilities:
Accounts payable	$1,261	$967
Accounts payable to related parties (Note 22)	70	58
Payroll and benefits payable	670	649
Accrued taxes (Note 15)	332	360
Accrued interest	43	50
Long-term debt due within one year (Note 18)	73	43

Total current liabilities	2,449	2,127
Long-term debt, less unamortized discount (Note 18)	1,569	1,890
Deferred income tax liabilities (Note 15)	5	6
Employee benefits	2,384	2,382
Deferred credits and other liabilities	323	337

Total liabilities	6,730	6,742

Contingencies and commitments (Note 23)	-	-

Minority interests (Note 19)	25	2

Stockholders’ Equity
Preferred shares - 7% Series B Mandatory Convertible
Preferred issued - 5,000,000 shares (no par value, liquidation preference $50 per share) (Note 20)	216	226
Common stock issued - 113,606,240 shares and 103,663,467 shares (Note 20)	114	104
Additional paid-in capital	3,023	2,687
Retained earnings (deficit)	193	(421)
Accumulated other comprehensive loss (Note 21)	(1,503)	(1,501)
Deferred compensation	(3)	(2)

Total stockholders’ equity	2,040	1,093

Total liabilities and stockholders’ equity	$8,795	$7,837

The accompanying notes are an integral part of these financial statements.

UNITED STATES STEEL CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2004	2003
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$623	$(441)
Adjustments to reconcile net cash provided by operating activities:
Extraordinary loss, net of tax	-	52
Cumulative effect of changes in accounting principles	(14)	5
Depreciation, depletion and amortization	287	271
Provision for doubtful accounts	(4)	38
Pensions and other postretirement benefits	(19)	133
Minority interests	19	-
Deferred income taxes	264	(408)
Net gains on disposal of assets	(46)	(27)
Restructuring charges	-	633
Income from sale of coal seam gas interests	(7)	(34)
Loss (income) from equity investees, and distributions received	(9)	35
Changes in:
Current receivables
- sold	-	190
- repurchased	-	(190)
- operating turnover	(431)	(112)
Inventories	32	123
Current accounts payable and accrued expenses	328	184
All other, net	(8)	(120)

Net cash provided by operating activities	1,015	332

Investing activities:
Capital expenditures	(367)	(205)
Disposal of assets	87	76
Sale of coal seam gas interests	7	34
Acquisitions	-	(916)
Restricted cash - withdrawals	6	42
- deposits	(7)	(93)
Investees - investments	-	(4)
- loans and advances	(1)	-
- repayments of loans and advances	-	1

Net cash used in investing activities	(275)	(1,065)

Financing activities:
Revolving credit facility - borrowings	135	-
- repayments	(135)	-
Issuance of long-term debt	-	427
Repayment of long-term debt	(297)	(3)
Preferred stock issued	-	242
Common stock issued	348	11
Distribution to minority interest owners	(16)	-
Dividends paid	(29)	(26)

Net cash provided by financing activities	6	651

Effect of exchange rate changes on cash	-	(1)

Net increase (decrease) in cash and cash equivalents	746	(83)
Cash and cash equivalents at beginning of year	316	243

Cash and cash equivalents at end of period	$1,062	$160
Cash provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(156)	$(107)
Income taxes paid to taxing authorities	(29)	(3)

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation

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

In connection with the acquisition of National’s assets, U. S. Steel reached a new labor agreement with the USWA that covers employees at the U. S. Steel facilities and the acquired National facilities. The agreement was ratified by the USWA membership in May 2003, expires in 2008 and provided for a workforce restructuring through a Transition Assistance Program (TAP). U. S. Steel calculated the estimated fair value of the obligations recorded for benefits granted under the labor agreement to former active National employees represented by the USWA and hired by U. S. Steel. The liabilities included $145 million for future retiree medical and retiree life insurance costs, $17 million related to future payments for employees who participate in the TAP, and $24 million for accrued vacation benefits. U. S. Steel also recognized a $17 million liability related to two cash contributions to be made to the Steelworkers Pension Trust (SPT) in 2004 based on the number of National’s represented employees as of the date of the acquisition, less the number of these employees estimated to participate in the TAP. As of September 30, 2004, $15 million of the $17 million liability had been paid to the SPT. The SPT is a multiemployer pension plan to which U. S. Steel will make defined contributions for all former National represented employees who joined U. S. Steel and, after July 1, 2003, for all new U. S. Steel employees represented by the USWA.

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

The $41 million of intangible assets is primarily comprised of proprietary software with a weighted average useful life of approximately 6 years. Accumulated amortization at September 30, 2004 and December 31, 2003 related to these intangible assets was $9 million and $4 million, respectively.

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

(In millions, except per share data)	Pro Forma Nine Months Ended September 30, 2003
Revenues and other income	$7,783
Loss before extraordinary loss and cumulative effect of changes in accounting principles	(378)
Per share - basic	(3.79)
Per share - diluted	(3.79)
Net loss applicable to common stock	(450)
Per share - basic	(4.37)
Per share - diluted	(4.37)

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

The aggregate purchase price was $33 million consisting of $23 million in cash, transaction costs of $6 million and the recognition of $4 million in pension and other employee related liabilities. The transaction required USSB to commit to: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of the approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in the former Sartid assets to any third party without government consent for a period of five years. USSB did not assume or acquire any pre-acquisition liabilities including environmental, tax, social insurance liabilities, product liabilities and employee claims, other than the previously mentioned $4 million in pension and other employee related liabilities.

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

(In millions)	Allocated Purchase Price
Acquired assets:
Accounts receivable	$1
Inventory	6
Property, plant and equipment	26

Total assets	33

Acquired liabilities:
Employee benefits	4

Total liabilities	4

Cash purchase price	$29

From 1992 to 1995 and again from 1999 to October 2000, political and economic sanctions were enforced against Serbia by the United Nations. As a result of operating under the sanctions and government control, these facilities were operating at levels well below capacity and are in disrepair. The limited financial data available for Sartid is not reliable nor is it believed that reliable historical financial statements could be prepared from the data that exists. In addition, any historical information provided would not reflect a market-based operation. Therefore, U. S. Steel management believes that historical financial information for Sartid is irrelevant to investors and consequently, no historical information for Sartid is presented nor will it be provided in future filings. In addition, pro forma financial data is not presented for the current or prior year because there is no reliable historical information on which to base pro forma amounts.

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

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Net income (loss)	$354	$(354)	$623	$(441)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4	-	16	3
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(7)	-	(20)	(4)

Pro forma net income (loss)	$351	$(354)	$619	$(442)

Net income (loss) per share:
- As reported - basic	$3.08	$(3.47)	$5.49	$(4.39)
- diluted	2.72	(3.47)	4.87	(4.39)
- Pro forma - basic	3.05	(3.47)	5.45	(4.39)
- diluted	2.70	(3.47)	4.84	(4.39)

The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

	Nine Months Ended September 30,
	2004	2003
Weighted average grant date exercise price per share	$29.54	$15.45
Expected annual dividends per share	$0.20	$0.20
Expected life in years	4	5
Expected volatility	43.7%	45.6%
Risk-free interest rate	3.3%	2.3%
Weighted average grant date fair value of options granted during the period, as calculated from above	$10.71	$5.88

U. S. Steel had 1,110,525 and 6,956,060 outstanding stock appreciation rights (SARs) at September 30, 2004 and 2003, respectively. Related compensation expense of $4 million and $2 million was recorded during the third quarter ended September 30, 2004 and 2003, respectively, and $15 million and $3 million was recorded during the nine months ended September 30, 2004 and 2003, respectively.

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

In May 2004, FASB Staff Position No. FAS 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (Drug Act) was issued. FSP FAS 106-2 finalizes the accounting for the Drug Act and specifies that the effect of the Federal subsidy on a benefit plan’s accumulated postretirement benefit obligation (APBO) shall be accounted for as an actuarial experience gain. U. S. Steel accounted for the estimated effects of the Drug Act on its APBO as of December 31, 2003. Estimated savings of $450 million were included as an actuarial gain primarily due to changes in participation assumptions caused by the impact of the Drug Act in combination with the cost cap negotiated with the United Steelworkers of America in May 2003 and due to savings from reduced costs for mineworker participants because it is anticipated that the mineworkers’ union drug program will qualify for the Federal subsidy. It is estimated that the reduction in liabilities due to these factors will reduce 2004 net periodic postretirement benefit costs by $60 million. There may also be significant clarifications of the Drug Act in future years that could significantly alter some or all of U. S. Steel’s assumptions. Furthermore, the participant withdrawal rates could occur at a different pace than has been assumed and the estimated savings could be greater or less than currently identified. No guidance has been issued regarding the effects of the Drug Act on U. S. Steel’s liabilities under the Coal Act of 1992, which is currently being accounted for under SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

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

The following table reflects changes in the carrying values of AROs:

(In millions)	Nine Months Ended September 30, 2004
Balance at beginning of year	$20
Additional obligations incurred	1
Foreign currency translation effects	2
Accretion expense	2

Balance at end of period	$25

Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate fair value.

7.	Segment Information

U. S. Steel has four reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), Tubular Products (Tubular) and Real Estate. As of January 1, 2004, the residual results of Straightline are included in the Flat-rolled segment. Straightline’s residual activities are managed and reviewed by the chief operating decision maker as part of the Flat-rolled segment and, except for collection of receivables, were essentially concluded in the second quarter. The results of the 1314B Partnership are included in the Flat-rolled segment and were previously accounted for under the equity method of accounting. In addition, the results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

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

The accounting principles applied at the operating segment level in determining income from operations are generally the same as those applied at the consolidated financial statement level. Intersegment sales and transfers for some operations are accounted for at cost calculated on an annual basis, while others are accounted for at market-based prices, and are eliminated at the corporate consolidation level. All corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations for the third quarter of 2004 and 2003 are:

(In millions)	Flat- Rolled(a)	USSE(b)	Tubular	Real Estate	Straight- Line(c)	Total Reportable Segments
Third Quarter 2004
Revenues and other income:
Customer	$2,595	$780	$246	$11		$3,632
Intersegment	59	-	-	2		61
Equity income(d)	17	1	-	-		18
Other	-	-	-	3		3

Total	$2,671	$781	$246	$16		$3,714

Income from operations	$362	$146	$55	$5		$568

Third Quarter 2003
Revenues and other income:
Customer	$1,820	$440	$149	$19	$36	$2,464
Intersegment	55	4	-	3	-	62
Equity income(d)	1	-	-	-	-	1
Other	(1)	1	-	3	-	3

Total	$1,875	$445	$149	$25	$36	$2,530

Income (loss) from operations	$(21)	$35	$(10)	$11	$(16)	$(1)
(a)	Includes the results of National flat-rolled facilities from May 20, 2003, the residual results of Straightline from January 1, 2004 and the consolidated results of the 1314B Partnership that was accounted for under the equity method prior to January 1, 2004.
(b)	Includes the results of USSB from September 12, 2003. Prior to September 12, 2003, included effects of activities under certain agreements with the former owner of the Serbian operations.
(c)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment. Prior year results have not been restated as, prior to December 31, 2003, Straightline had a separate management structure and was a different entity than the residual Straightline.
(d)	Represents equity in earnings (losses) of unconsolidated investees.

(In millions)	Total Reportable Segments	Other Businesses(a)	Reconciling Items	Total Corp.
Third Quarter 2004
Revenues and other income:
Customer	$3,632	$75	$-	$3,707
Intersegment	61	218	(279)	-
Equity income(b)	18	-	-	18
Other	3	1	-	4

Total	$3,714	$294	$(279)	$3,729

Income (loss) from operations	$568	$2	$(76)	$494

Third Quarter 2003
Revenues and other income:
Customer	$2,464	$42	$-	$2,506
Intersegment	62	189	(251)	-
Equity income (loss)(b)	1	(3)	-	(2)
Other	3	1	-	4

Total	$2,530	$229	$(251)	$2,508

Loss from operations	$(1)	$(8)	$(685)	$(694)
(a)	Includes the results of the coal mining business prior to its disposition on June 30, 2003 and the results of the taconite pellet operations in Keewatin from May 20, 2003, the date of acquisition.
(b)	Represents equity in earnings (losses) of unconsolidated investees.

The following is a schedule of reconciling items for the third quarter of 2004 and 2003:

	Revenues and Other Income		Income (Loss) From Operations
(In millions)	2004	2003	2004	2003
Elimination of intersegment revenues	$(279)	$(251)	(c )	(c )

Items not allocated to segments:
Retiree benefit expenses(d)	-	-	$(72)	$(19)
Other items not allocated to segments:
Workforce reduction charges	-	-	-	(618)
Stock appreciation rights	-	-	(4)	(2)
Asset impairments	-	-	-	(46)

	-	-	(76)	(685)

Total reconciling items	$(279)	$(251)	$(76)	$(685)
(c)	Elimination of intersegment revenues is offset by the elimination of intersegment cost of revenues within income (loss) from operations at the corporate consolidation level.
(d)	Includes certain profit-based expenses for U. S. Steel retirees and National retirees pursuant to provisions of the 2003 labor agreement with the United Steelworkers of America.

The results of segment operations for the nine months of 2004 and 2003 are:

(In millions)	Flat- Rolled(a)	USSE(b)	Tubular	Real Estate	Straight- Line(c)	Total Reportable Segments
Nine Months 2004
Revenues and other income:
Customer	$7,236	$1,948	$634	$36		$9,854
Intersegment	172	-	-	8		180
Equity income(d)	36	1	-	-		37
Other	2	3	-	10		15

Total	$7,446	$1,952	$634	$54		$10,086

Income from operations	$810	$262	$83	$22		$1,177

Nine Months 2003
Revenues and other income:
Customer	$4,539	$1,333	$425	$70	$96	$6,463
Intersegment	157	11	-	8	-	176
Equity income(d)	11	1	-	-	-	12
Other	7	3	5	7	-	22

Total	$4,714	$1,348	$430	$85	$96	$6,673

Income (loss) from operations	$(77)	$166	$(19)	$40	$(52)	$58
(a)	Includes the results of National flat-rolled facilities from May 20, 2003, the residual results of Straightline from January 1, 2004 and the consolidated results of the 1314B Partnership that was accounted for under the equity method prior to January 1, 2004.
(b)	Includes the results of USSB from September 12, 2003. Prior to September 12, 2003, included effects of activities under certain agreements with the former owner of the Serbian operations.
(c)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment. Prior year results have not been restated as, prior to December 31, 2003, Straightline had a separate management structure and was a different entity than the residual Straightline.
(d)	Represents equity in earnings (losses) of unconsolidated investees.

(In millions)	Total Reportable Segments	Other Businesses(a)	Reconciling Items	Total Corp.
Nine Months 2004
Revenues and other income:
Customer	$9,854	$225	$-	$10,079
Intersegment	180	550	(730)	-
Equity income(b)	37	-	-	37
Other	15	2	43	60

Total	$10,086	$777	$(687)	$10,176

Income (loss) from operations	$1,177	$9	$(153)	$1,033

Nine Months 2003
Revenues and other income:
Customer	$6,463	$252	$-	$6,715
Intersegment	176	453	(629)	-
Equity income (loss)(b)	12	(11)	(11)	(10)
Other	22	3	47	72

Total	$6,673	$697	$(593)	$6,777

Income (loss) from operations	$58	$(38)	$(716)	$(696)
(a)	Includes the results of the coal mining business prior to its disposition on June 30, 2003 and the results of the taconite pellet operations in Keewatin from May 20, 2003, the date of acquisition.
(b)	Represents equity in earnings (losses) of unconsolidated investees.

The following is a schedule of reconciling items for the nine months of 2004 and 2003:

	Revenues and Other Income		Income (Loss) From Operations
(In millions)	2004	2003	2004	2003
Elimination of intersegment revenues	$(730)	$(629)	(c )	(c )
Items not allocated to segments:
Retiree benefit expenses(d)	-	-	$(181)	$(60)
Other items not allocated to segments:
Workforce reduction charges	-	-	-	(618)
Income from sale of real estate assets	43	-	43	-
Stock appreciation rights	-	-	(15)	(3)
Income from sale of coal seam gas interests	-	34	-	34
Gain on sale of coal mining assets	-	13	-	13
Litigation items	-	-	-	(25)
Asset impairments	-	(11)	-	(57)

	43	36	(153)	(716)

Total reconciling items	$(687)	$(593)	$(153)	$(716)
(c)	Elimination of intersegment revenues is offset by the elimination of intersegment cost of revenues within income (loss) from operations at the corporate consolidation level.
(d)	Includes certain profit-based expenses for U. S. Steel retirees and National retirees pursuant to provisions of the 2003 labor agreement with the United Steelworkers of America.

8.	Income (Loss) from Investees

Income (loss) from investees for the nine months of 2003 included an impairment charge of $11 million due to an other than temporary decline in value of a cost method investment.

9.	Net Gains on Disposal of Assets

In the first quarter of 2004, U. S. Steel sold certain mineral interests, including coal seam gas interests, and certain real estate interests for net cash proceeds of $67 million. The sale resulted in a gain on disposal of assets of $36 million and in other income, related to the sale of coal seam gas interests, of $7 million.

10.	Other Income

See Note 9 for a discussion of other income related to the sale of coal seam gas interests in the first quarter of 2004.

On April 25, 2003, U. S. Steel sold certain coal seam gas interests in Alabama for net cash proceeds of approximately $34 million, which was reflected in other income.

In the nine months of 2003, U. S. Steel received $7 million as a result of trade adjustment assistance legislation. No trade adjustment assistance was received in the third quarter of 2003 or at anytime during 2004.

11.	Depreciation, Depletion and Amortization

U. S. Steel records depreciation on a modified straight-line method for domestic steel-related assets based upon raw steel production levels. Applying modification factors decreased expenses by $6 million and $4 million for the third quarter of 2004 and 2003, respectively, and by $14 million and $15 million for the nine months ended September 30, 2004 and 2003, respectively.

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

During the quarter and nine months ended September 30, 2003, U. S. Steel incurred $664 million of restructuring related costs. These restructuring charges included employee severance and benefit charges of $618 million and fixed asset impairments of $46 million.

The employee severance and benefit charges included:

•	Curtailment expenses of $310 million for pensions and $64 million for other postretirement benefits (OPEB) related to employee reductions under the Transition Assistance Program (TAP) for union employees, other retirements, layoffs and asset dispositions;
•	Termination benefit charges of $34 million primarily for enhanced benefits provided to U. S. Steel employees retiring under the TAP;
•	Early retirement cash incentives of $105 million related to the TAP;
•	Salaried benefits under the layoff benefit program of $8 million; and
•	Pension settlement losses of $97 million.

The fixed asset impairments resulted from a non-monetary exchange of U. S. Steel’s plate mill at Gary Works for the assets of International Steel Group’s No. 2 pickle line, which closed effective November 1, 2003.

The accrual for restructuring charges, recorded in payroll and benefits payable was $23 million at December 31, 2003, and was paid during 2004.

13.	Pensions and Other Postretirement Costs

The following table reflects components of net periodic benefit cost for the third quarters ended September 30, 2004 and 2003:

Third Quarter Ended September 30,	Pension Benefits		Other Benefits
(In millions)	2004	2003	2004	2003
Service cost	$23	$27	$2	$4
Interest cost	115	114	39	42
Expected return on plan assets	(142)	(163)	(9)	(9)
Amortization of prior service cost	24	24	(11)	(12)
Amortization of net loss	32	15	5	14

Net periodic benefit cost, excluding below	52	17	26	39
Multiemployer plans	7	5	-	-
Settlement, termination and curtailment losses	4	441	-	64

Net periodic benefit cost	$63	$463	$26	$103

The following table reflects components of net periodic benefit cost for the nine months ended September 30, 2004 and 2003:

Nine Months Ended September 30,	Pension Benefits		Other Benefits
(In millions)	2004	2003	2004	2003
Service cost	$70	$80	$8	$13
Interest cost	344	341	115	135
Expected return on plan assets	(427)	(489)	(26)	(30)
Amortization of prior service cost	71	72	(33)	(16)
Amortization of net loss	97	46	15	33

Net periodic benefit cost, excluding below	155	50	79	135
Multiemployer plans	19	7	-	6
Settlement, termination and curtailment losses	5	441	-	58

Net periodic benefit cost	$179	$498	$79	$199

Employer Contributions

During the first nine months of 2004, U. S. Steel contributed $120 million to its main domestic defined benefit pension plan and $4 million to its other postretirement plans. During 2004, for benefit payments not funded by trusts, U. S. Steel has made cash payments of $136 million for other postretirement benefits and $4 million for a defined benefit pension plan. For benefits not funded by trusts, U. S. Steel expects to make cash payments of approximately $66 million for other postretirement benefits and $43 million for other smaller defined benefit pension plans during the fourth quarter of 2004.

U. S. Steel’s Board of Directors has authorized additional contributions of up to $205 million to U. S. Steel’s trusts for pension plans and other postretirement obligations by the end of 2005.

Company contributions to defined contribution plans totaled $13 million and $11 million for the nine months ended September 30, 2004 and 2003, respectively. Company contributions to a multiemployer pension plan totaled $41 million for the nine months ended September 30, 2004. There were no contributions to this plan in 2003.

14.	Net Interest and Other Financial Costs

Net interest and other financial costs in the third quarter and nine months of 2004 and 2003 included favorable adjustments of $31 million and $13 million, respectively, related to interest accrued for prior years’ income taxes. See Note 15.

Net interest and other financial costs include amounts related to the remeasurement of USSK’s and USSB’s net monetary assets into the U.S. dollar, which is the functional currency for both. During the third quarter and nine months of 2004, net gains of $4 million and net losses of $14 million, respectively, were recorded, compared with net gains of $8 million and $5 million in the third quarter and nine months of 2003, respectively.

In May 2003, U. S. Steel issued $450 million of Senior Notes due May 15, 2010, which have a coupon interest rate of 9 3/4% per annum. On April 19, 2004, the company redeemed $187 million principal amount of its 10 3/4% Senior Notes due August 1, 2008, at a premium of 10 3/4% and $72 million principal amount of its 9 3/4% Senior Notes due May 15, 2010, at a premium of 9 3/4%, using the proceeds from the March 9, 2004 common stock offering. See Note 20. Remaining proceeds from the common stock offering were used for general corporate purposes. The redemption resulted in a charge of $33 million to interest and other financial costs in the second quarter of 2004 for the redemption premiums and unamortized issuance and discount costs.

15.	Income Taxes

The income tax provision (benefit) in the first nine months of 2004 and 2003 reflects an estimated annual effective tax rate of 27% and (49)%, respectively, excluding the effects of accruals for discrete items. The income tax provision for the first nine months of 2004 includes a charge of $32 million related to the settlement of a dispute regarding tax benefits for USSK under Slovakia’s foreign investors’ tax credit and a $7 million unfavorable effect relating to an adjustment of prior years’ taxes, while a $14 million favorable effect relating to an adjustment of prior years’ taxes and a $4 million deferred tax benefit relating to the reversal of a state valuation allowance was included in the first nine months of 2003. The estimated annual effective rate requires management to make its best estimate of annual forecast pretax income (loss) for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2004 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2004 could be materially different from the forecast annual tax provision as of the end of the third quarter.

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

In connection with Slovakia joining the European Union (EU), the total tax credit granted to USSK for the period 2000 through 2009 was limited to $430 million, and USSK agreed to make tax payments of $16 million in 2004 and 2005, the first of which was paid in June 2004. Also, additional conditions for claiming the tax credit were established. These new conditions limit USSK’s annual production of flat-rolled products and its sales of all products into the 15 countries that were members of the EU prior to Slovakia and nine other nations joining the EU in May 2004. Management believes the future impact of these changes will be minimal because the $32 million for 2004 and 2005 tax payments was recorded in the first quarter of 2004; Slovak tax laws have been modified and tax rates have been reduced since the acquisition of USSK; and the production and sales limits, which provide for annual increases through 2009, are not materially burdensome.

While U. S. Steel is currently studying the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004, as of September 30, 2004 and based on the tax laws in effect at that time, it was U. S. Steel’s intention to continue to indefinitely reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. Undistributed foreign earnings at September 30, 2004 amounted to approximately $770 million. If such earnings were not permanently reinvested, a U.S. deferred tax liability of approximately $270 million would be required.

As of September 30, 2004, U. S. Steel had net federal, state and foreign deferred tax assets of $352 million compared to $610 million at December 31, 2003. The net deferred tax assets include a valuation allowance of $209 million for domestic taxes and $30 million for foreign taxes, for which realization is uncertain. Although U. S. Steel experienced domestic losses in prior years, management believes that it is more likely than not that tax planning strategies generating future taxable income can be utilized to realize the net deferred tax assets recorded at September 30, 2004. Tax planning strategies include actions that are prudent and feasible, and that management ordinarily might not take, but would take if necessary to realize a deferred tax asset, unless the need to do so is eliminated in future periods. These tax planning strategies include the continued implementation of the previously announced plan to dispose of non-strategic assets, the sale of non-integral domestic and foreign operating assets as well as the ability to elect alternative tax accounting methods. The amount of the realizable deferred tax assets could be adversely affected by any future losses, changes in assumptions underlying the tax planning strategies, or further charges resulting from an increase in the additional minimum pension liability.

In the fourth quarter of 2003, U. S. Steel merged its two major defined benefit pension plans. Based on the 2003 year-end measurement of this merged plan and another smaller plan, U. S. Steel was required to increase the additional minimum liability, which resulted in an increase to deferred tax assets. The corresponding fourth quarter 2003 non-cash charge to equity of $534 million reflected a full valuation allowance of $209 million ($177 million Federal and $32 million State). The total cumulative net charge against equity at September 30, 2004, of $1.5 billion could increase or be partially or totally reversed at a future measurement date depending on the funded status of the plans and/or changes in the discount rate used to measure the accumulated benefit obligations. Should the cumulative net charge against equity be totally reversed, the corresponding reduction in the valuation allowance would be recorded through equity. Should the deferred tax assets, other than those related to additional minimum pension liabilities, change or if changes in assumptions underlying the tax planning strategies occur, the corresponding change to the valuation allowance would be recorded as a provision or benefit in continuing operations.

While U. S. Steel has reported significant domestic income in the first nine months of 2004, it has experienced cumulative domestic losses since the Separation from Marathon Oil Corporation (Marathon) on December 31, 2001. Considering the history of cumulative losses, management believes it is prudent to maintain the $209 million domestic valuation allowance as of September 30, 2004. Management will continue to monitor and assess taxable income, deferred tax assets and tax planning strategies to determine the need for, and the appropriate amount of, any valuation allowance.

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

U. S. Steel is generally liable for taxes incurred by Marathon, formerly USX Corporation (USX), attributable to the former U. S. Steel Group for periods prior to the Separation from Marathon. The audit of Marathon’s consolidated federal income tax returns for the years 1995 through 1997 has been completed and was reviewed and approved by the Congressional Joint Committee on Taxation in September 2004. As a consequence of this settlement and the favorable adjustments to accrued interest for prior years’ taxes, additional tax expense of $7 million was recorded in the third quarter.

Also in September 2004, as part of its audit of the 1998 through 2001 years, the Internal Revenue Service substantially completed its review of a Research and Development Tax Credit claim, which is expected to generate tax benefits for U. S. Steel of approximately $14 million. This benefit will be recorded after conclusion of the examination phase of the audit for 1998 through 2001, which is anticipated to occur in the fourth quarter. Marathon’s consolidated federal income tax returns for the years 1998 through 2001 are currently under audit. U. S. Steel believes it has made adequate provision for income taxes and interest which may become payable for the years not yet settled. Unfavorable settlement of any particular issue would require use of U. S Steel’s cash and would increase the effective tax rate to the extent an issue was settled for more than the amount of the provision. Favorable resolution, including resolution of claims that have been made for additional tax deductions and credits, would increase U. S. Steel’s cash and be recognized as a reduction to U. S. Steel’s effective tax rate in the year of resolution.

16.	Income Per Common Share

Basic net income (loss) per common share was calculated by adjusting net income (loss) for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share assumes the exercise of stock options and restricted stock and the conversion of preferred stock, provided in each case the effect is dilutive. For the third quarter and nine months ended September 30, 2004, 533,915 shares and 806,094 shares, respectively, of common stock related to employee options and restricted stock and 15,964,000 shares applicable to the conversion of preferred stock have been included in the computation of diluted net income because their effects were dilutive. Net income has not been adjusted for preferred stock dividend requirements in 2004 since their conversion is assumed.

For the third quarter and nine months ended September 30, 2003, a total of 8,311,523 shares of common stock related to employee options and restricted stock and 15,964,000 shares applicable to the conversion of preferred stock have been excluded from the computation of diluted net income (loss) because their effects were anti-dilutive. Net income has been adjusted for preferred stock dividend requirements in 2003 because their conversion was not assumed.

17.	Inventories

Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

(In millions)	September 30, 2004	December 31, 2003
Raw materials	$273	$212
Semi-finished products	537	575
Finished products	362	427
Supplies and sundry items	79	69

Total	$1,251	$1,283

Current acquisition costs were estimated to exceed the above inventory values by $640 million at September 30, 2004 and by $270 million at December 31, 2003. Cost of revenues was reduced by $2 million and $12 million in the third quarter of 2004 and 2003, and was reduced by $11 million in the first nine months of 2004 and 2003 as a result of liquidations of LIFO inventories.

In addition to cost of revenues effects, USSK LIFO liquidations also produced foreign currency exchange gains of $2 million and $1 million in the third quarter of 2004 and 2003, respectively, and gains of $3 million in the first nine months of 2004 and 2003. These foreign currency gains are reflected in net interest and other financial costs. See Note 14 for further discussion.

Supplies and sundry items inventory in the table above includes $44 million and $42 million of land held for residential/commercial development by U. S. Steel’s Real Estate segment as of September 30, 2004, and December 31, 2003, respectively.

18.	Long-Term Debt

(In millions)	Interest Rates %	Maturity	Sept. 30, 2004	Dec. 31, 2003
Senior Notes	9 3/4	2010	$378	$450
Senior Notes	10 3/4	2008	348	535
Senior Quarterly Income Debt Securities	10	2031	49	49
Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes	4 3/4 - 6 7/8	2009 - 2033	472	471
Inventory Facility		2009	-	-
Fairfield Caster Lease		2004 - 2012	71	76
Other capital leases and all other obligations		2004 - 2014	54	74
USSK loan	8 1/2	2004 - 2010	272	281
USSK credit facility		2006	-	-

Total			1,644	1,936
Less unamortized discount			2	3
Less long-term debt due within one year			73	43

Long-term debt, less unamortized discount			$1,569	$1,890

In the event of a change in control of U. S. Steel, debt obligations totaling $1,047 million, as of September 30, 2004, may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $88 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel was in compliance with all of its debt covenants at September 30, 2004.

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

Blackbird Acquisition Inc.

In accordance with FIN 46R, U S. Steel consolidated Blackbird Acquisition Inc., an entity established during the third quarter of 2004 to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird Acquisition Inc. During the third quarter of 2004, $13 million of property, plant and equipment was purchased by this entity and reflected on U. S. Steel’s consolidated balance sheet. All other financial impacts were insignificant.

Sale of accounts receivable

During the nine months ended September 30, 2004, no revolving interest in accounts receivable were sold to or repurchased from conduits. During the nine months ended September 30, 2003, U. S. Steel Receivables, LLC sold to conduits and subsequently repurchased a total of $190 million in accounts receivable under the Receivables Purchase Agreement. As of September 30, 2004, $500 million was available under this facility.

U. S. Steel’s net interest and other financial costs for the nine months ended September 30, 2004 and 2003, included costs related to the sale of receivables of $1 million. Net interest and other financial costs for the third quarter of 2004 and 2003 included costs related to the sale of receivables of less than $1 million.

20.	Common Stock and Preferred Share Issuance

In March 2004, U. S. Steel sold 8 million shares of its common stock in a public offering for net proceeds of $294 million.

In February 2003, U. S. Steel sold 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (no par value, liquidation preference $50 per share) (Series B Preferred) for net proceeds of $242 million. Preferred stock dividends of $4 million accrued during the third quarter of 2004 reduced retained earnings by $3 million and the paid-in capital of the Series B Preferred by $1 million. Preferred stock dividends of $4 million accrued during the third quarter of 2003 reduced the paid-in capital of the Series B Preferred. Preferred stock dividends of $13 million accrued during the first nine months of 2004 reduced the paid-in capital of the Series B Preferred by $10 million and retained earnings by $3 million. Preferred stock dividends of $11 million accrued during the first nine months of 2003 reduced the paid-in capital of the Series B Preferred. Preferred stock dividends reduced paid-in capital of the Series B Preferred in times that U. S. Steel had a retained deficit.

21.	Comprehensive Income (Loss)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Net income (loss)	$354	$(354)	$623	$(441)
Other comprehensive income (loss):
Changes in (net of tax):
Minimum pension liability	-	(167)	-	(160)
Foreign currency translation adjustments	-	-	(2)	1
State tax valuation allowance	-	-	-	(6)

Comprehensive income (loss)	$354	$(521)	$621	$(606)

The change in the minimum pension liability recorded in the third quarter of 2003 reflects $(169) million for the union pension plan and $2 million for the non-union excess-supplemental pension plan. These plans were remeasured in the third quarter 2003. See Note 12.

22.	Related Party Transactions

Receivables from related parties include sales of steel products to equity investees and $3 million at September 30, 2004 and $4 million at December 31, 2003 due from Marathon Oil Corporation (Marathon) for tax settlements in accordance with the tax sharing agreement entered into when Marathon and U. S. Steel separated on December 31, 2001.

Long-term receivables from related parties at September 30, 2004 and December 31, 2003 reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans and to tax settlements in accordance with the tax sharing agreement. The amounts related to employee benefits will be paid by Marathon as participants retire and the amounts related to taxes will be settled after conclusion of the audit of Marathon’s consolidated federal income tax returns for the years 1998 through 2001, as agreed to when Marathon and U. S. Steel separated on December 31, 2001.

Accounts payable to related parties reflect balances due to PRO-TEC Coating Company (PRO-TEC) under an agreement whereby U. S. Steel provides marketing, selling and customer service functions, including invoicing and receivables collection, for PRO-TEC. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk associated with the receivables. Payables to PRO-TEC under the agreement were $68 million and $48 million at September 30, 2004 and December 31, 2003, respectively.

Accounts payable to related parties at September 30, 2004 and December 31, 2003, also include amounts related to the purchase of outside processing services from equity investees.

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

Asbestos matters - U. S. Steel is a defendant in approximately 1,000 active cases, involving approximately 12,200 plaintiffs. Almost all of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). More than 11,000, or approximately 90 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

As discussed in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003, management views the verdict and resulting settlement in the March 28, 2003 Madison County case as aberrational, and believes that the likelihood of similar results in other cases is remote, although not impossible. Through September 30, 2004, U. S. Steel has not experienced any material adverse change in its ability to resolve pending claims as a result of the Madison County settlement.

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

In March 2004, U. S. Steel, the City of Gary and Lake County announced that they had entered into an agreement that, subject to the satisfaction of certain conditions, would settle these tax disputes through and including 2002. Under this agreement, U. S. Steel would pay $44 million of the unpaid tax assessments, drop its pending refund claims, agree to $150 million of capital spending at its Lake County operations over a four-year period, or pay Lake County 7.5 percent of any shortfall from the $150 million spending commitment, and negotiate the transfer of approximately 200 acres of property to the City. The Calumet Township Assessor has declined to become a party to the agreement. Acting on a petition that was filed by Lake County, and joined in by U. S. Steel and the Indiana Department of Local Government Finance, the Indiana Tax Court dismissed, on July 26, 2004, the Calumet Township assessor as a party to the appeal of the 2000 tax year assessment, which is one of the years covered by the settlement agreement. The Tax Court refrained from approving or rejecting the specific terms of the agreement and called for the remaining parties to file a joint statement dismissing the action with the Tax Court. The Tax Court decision has been appealed by the Calumet Township Assessor to the Indiana Supreme Court. Because U. S. Steel does not know whether the court will accept the appeal, how it will rule if accepted, or whether the agreement will be confirmed on appeal, U. S. Steel has not recognized the impact of this agreement in its financial results. If the matters are resolved in accordance with the agreement, the $44 million payment, which has been fully accrued, would be included in cash flow for the period in which the payment is made. Any accrual adjustments would be made when the settlement is probable.

Environmental matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $115 million at September 30, 2004, of which $30 million was classified as current, and $113 million at December 31, 2003, of which $31 million was classified as current. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2004 and 2003, such capital expenditures totaled $68 million and $15 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

Environmental and Other Indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and has provided various indemnifications with respect to many of the assets that were sold. These indemnifications have been associated with the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While the vast majority of indemnifications have not covered environmental issues, there have been a few transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions; however, most recent indemnifications are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications only run for a specified period of time after the transactions close and others run indefinitely. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation cases (included in the $115 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $25 million at September 30, 2004 and $28 million at December 31, 2003. If any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of September 30, 2004, the largest guarantee for a single such entity was $14 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. No liability has been recorded for these guarantees.

Contingencies related to Separation from Marathon – U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of $48 million at September 30, 2004, compared to $62 million at December 31, 2003. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable may be declared immediately due and payable. Furthermore, certain leases assumed by U. S. Steel can be declared immediately due and payable. The amount of such obligations as of September 30, 2004 was $195 million. If such event occurs, U. S. Steel may not be able to satisfy such obligations. No liability has been recorded for these contingencies because management believes the likelihood of occurrence is remote.

If the Separation is determined to be a taxable distribution of the stock of U. S. Steel, but there is no breach of a representation or covenant by either U. S. Steel or Marathon, U. S. Steel would be liable for any resulting taxes (Separation No-Fault Taxes) incurred by Marathon. U. S. Steel’s indemnity obligation for Separation No-Fault Taxes survives until the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel’s indemnity obligation for Separation No-Fault Taxes at September 30, 2004 and December 31, 2003, was estimated to be approximately $150 million. No liability has been recorded for this indemnity obligation because management believes that the likelihood of the Separation being determined to be a taxable distribution of the stock of U. S. Steel is remote.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $35 million at September 30, 2004 and $50 million at December 31, 2003). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

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

Transtar reorganization – The 2001 reorganization of Transtar was intended to be tax-free for federal income tax purposes, with U. S. Steel and Transtar Holdings, L.P. (Holdings) agreeing through various representations and covenants to protect the reorganization’s tax-free status. If the reorganization is determined to be taxable, but there is no breach of a representation or covenant by either U. S. Steel or Holdings, U. S. Steel is liable for 44% of any resulting Holdings taxes (Transtar No-Fault Taxes), and Holdings is responsible for 56% of any resulting U. S. Steel taxes. U. S. Steel’s indemnity obligation for Transtar No-Fault Taxes survives until 30 days after the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel’s indemnity obligation for Transtar No-Fault Taxes at September 30, 2004 and December 31, 2003, was estimated to be approximately $70 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the reorganization being determined to be taxable is remote. U. S. Steel can recover all or a portion of any indemnified Transtar No-Fault Taxes if Holdings receives a future tax benefit as a result of the Transtar reorganization being taxable.

1314B Partnership – U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the 1314B Partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at September 30, 2004, including interest and tax gross-up, is approximately $620 million. Furthermore, U. S. Steel under certain circumstances has indemnified the 1314B Partnership for environmental obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the 1314B Partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $136 million as of September 30, 2004 and $139 million as of December 31, 2003, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At September 30, 2004 and December 31, 2003, U. S. Steel’s domestic contract commitments to acquire property, plant and equipment totaled $113 million and $23 million, respectively.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of September 30, 2004 and December 31, 2003, were $321 million and $433 million, respectively. USSK also committed not to sell, transfer or assign all or substantially all of its assets, and U. S. Steel agreed to keep USSK as a subsidiary, until November 24, 2004.

USSB has the following commitments with the Serbian government: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in the former Sartid assets to any third party without government consent for a period of five years. USSB spent approximately $133 million (including working capital) through September 30, 2004. As of September 30, 2004 and December 31, 2003, the remaining commitments with the Serbian government were $24 million and $111 million, respectively.

In April 2004, U. S. Steel entered into an agreement that requires U. S. Steel to provide work to an unaffiliated third party over the next ten years that will (i) generate average annual revenues of at least $16 million to the third party, and (ii) result in a gross profit of $63 million to the third party. The agreement further requires U. S. Steel to make advance payments to the third party totaling $20 million, which are to be applied against the foregoing obligation. Advance payments of $10 million were made during 2004 and a pretax charge of $8 million was recorded in the first quarter of 2004.

U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires U. S. Steel to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $71 million as of September 30, 2004, may be required. The maximum termination payment declines over the duration of the agreement.

24.	Subsequent Event

In October 2004, USSK gave irrevocable notice to repay its $272 million of long-term debt at face amount on November 24, 2004. Only $20 million of this debt was due in 2004. This repayment is expected to result in a deferred tax benefit of approximately $13 million. Annualized interest on this debt is approximately $23 million.

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

RESULTS OF OPERATIONS

Revenues and other income was $3,729 million in the third quarter of 2004, compared with $2,508 million in the same quarter last year. Revenues and other income for the first nine months of 2004 totaled $10,176 million, compared with $6,777 million in the first nine months of 2003. The increases primarily reflected higher average realized prices for Flat-rolled, Tubular and European operations, higher shipment volumes for domestic sheet, tin and tubular products, higher shipment volumes for USSE and higher revenues on commercial coke shipments due primarily to the consolidation of the 1314B Partnership effective January 1, 2004. These were partially offset by lower 2004 shipment volumes for plate products resulting from the disposal in November 2003 of U. S. Steel’s only plate mill. The change in the year-to-date period also reflected the absence of revenues from coal sales in 2004 due to the sale of U. S. Steel’s coal mining business in June 2003. Year-to-date shipment volumes for domestic sheet and tin products benefited from the inclusion of shipments from the acquired National Steel Corporation (National) facilities for the entire 2004 period. Revenues and other income in the first nine months of 2004 included a $43 million favorable effect resulting from the sale of certain assets, consisting of a gain on disposal of assets of $36 million and other income of $7 million. Revenues and other income in the first nine months of 2003 included a $47 million favorable effect resulting from the sale of certain assets, consisting of a gain on disposal of assets of $13 million and other income of $34 million.

Income (loss) from operations for U. S. Steel for the third quarter and first nine months of 2004 and 2003 is set forth in the following table:

	Third Quarter Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Flat-rolled (a)	$362	$(21)	$810	$(77)
USSE (b)	146	35	262	166
Tubular	55	(10)	83	(19)
Real Estate	5	11	22	40
Straightline (a)		(16)		(52)

Total income from reportable segments	568	(1)	1,177	58
Other Businesses (c)	2	(8)	9	(38)

Segment income from operations	570	(9)	1,186	20
Retiree benefit expenses (d)	(72)	(19)	(181)	(60)
Other items not allocated to segments:
Income from sale of certain assets	-	-	43	47
Workforce reduction charges	-	(618)	-	(618)
Stock appreciation rights	(4)	(2)	(15)	(3)
Asset impairments	-	(46)	-	(57)
Litigation items	-	-	-	(25)

Total income (loss) from operations	$494	$(694)	$1,033	$(696)

(a)	The Flat-rolled segment includes the results of National flat-rolled facilities from May 20, 2003, the date of acquisition; the residual results of Straightline as of January 1, 2004; and the consolidated results of the 1314B Partnership, which was accounted for under the equity method prior to January 1, 2004.
(b)	Includes the results of U. S. Steel’s Serbian operations from September 12, 2003, the date of acquisition. Prior to September 12, 2003, included the results of activities under certain agreements with the former owner of the Serbian operations.
(c)	Includes the results of the coal mining business prior to June 30, 2003, the date of sale. Includes the results of the taconite pellet operations in Keewatin from May 20, 2003, the date of acquisition.
(d)	Includes certain profit-based expenses for U. S. Steel retirees and National retirees pursuant to provisions of the 2003 labor agreement with the United Steelworkers of America.

Pension and other postretirement benefits (OPEB) costs

Defined benefit pension and multiemployer pension plan benefit costs totaled $63 million and $179 million in the third quarter and first nine months of 2004, respectively, compared to $463 million and $498 million in the corresponding periods of 2003. The third quarter and first nine months of 2004 included settlement, termination and curtailment losses of $4 million and $5 million, respectively, compared to $441 million in the third quarter and first nine months of 2003. The 2003 amount related to (1) curtailment expenses and termination benefits on pensions applicable to employee reductions under the Transition Assistance Program (TAP) for union employees (excluding former National employees retiring under the TAP), other retirements, layoffs and asset dispositions and (2) pension settlement losses related to retirements of personnel covered under the non-union qualified pension plan prior to its merger with the union qualified plan and under the non-union excess and supplemental pension plans. Excluding these one-time charges, the increases in both periods mainly reflected a lower return on assets and higher amortization of net actuarial losses due to recognition of prior years’ net asset losses, revised retirement rate assumptions, curtailment liabilities from the prior year’s TAP and a lower discount rate.

Costs related to defined contribution plans totaled $4 million in the third quarters of 2004 and 2003. Costs related to defined contribution plans totaled $13 million in the first nine months of 2004, compared to $11 million in last year’s first nine months.

OPEB costs, including multiemployer plans, totaled $26 million and $79 million in the third quarter and first nine months of 2004, respectively, compared to $103 million and $199 million in the corresponding periods of 2003. The third quarter of 2003 included $64 million of one-time charges for curtailment expenses on benefits applicable to employee reductions under the TAP for union employees (excluding former National employees retiring under the TAP), other retirements, layoffs and asset dispositions. For the first nine months of 2003, settlement, termination and curtailment losses totaled $58 million. Excluding these one-time charges, the reduction in OPEB expense in both periods primarily reflected cost-sharing mechanisms negotiated with the United Steelworkers of America (USWA) in the third quarter of 2003 in conjunction with assumed changes to retiree participation in company-sponsored prescription drug programs based on future benefits under the Medicare Prescription Drug Improvement and Modernization Act of 2003. This decrease was partially offset by higher costs in 2004 related to the early retirements under the TAP recorded at the end of the third quarter of 2003. The change in the nine month period also reflected additional costs in 2004 due to the full-period inclusion of costs related to employees added with the National acquisition and to changes in assumed retirement ages.

Selling, general and administrative expenses

Selling, general and administrative expenses were $172 million in the third quarter of 2004, compared to $150 million in the third quarter of 2003. Selling, general and administrative expenses were $521 million in the first nine months of 2004, compared to $421 million in the same period of 2003. The increases in both periods were primarily due to higher pension costs and increased costs following the acquisition of the Serbian facilities, partially offset by lower OPEB costs. The increase in the nine-month period also reflected increased compensation expense related to stock appreciation rights.

Segment results for Flat-rolled

Segment income for Flat-rolled was $362 million in the third quarter of 2004, compared with a loss of $21 million in the same quarter of 2003. Flat-rolled had income of $810 million in the first nine months of 2004, compared with a loss of $77 million in the first nine months of 2003. The improvements in both periods were mainly due to higher average realized prices and cost savings due to workforce reductions and ongoing cost reduction efforts. These improvements were partially offset by higher raw materials and pension costs, and accruals for profit-based payments under the labor agreement with the USWA. Results in the first nine months of 2004 also benefited from the full-period realization of favorable effects resulting from the National acquisition.

Segment results for USSE

Segment income for USSE was $146 million in the third quarter of 2004, compared to $35 million in the comparable 2003 quarter. For the first nine months of 2004, USSE recorded income of $262 million, compared with income of $166 million in the corresponding period of 2003. These increases primarily resulted from higher average realized prices, partially offset by increased costs for raw materials. Results for the first nine months of 2004 also reflected increased costs at U. S. Steel Kosice (USSK) related to operational difficulties with a blast furnace during the first quarter.

Segment results for Tubular

Segment income for Tubular was $55 million and $83 million in the third quarter and first nine months of 2004, respectively. In 2003, Tubular recorded losses of $10 million in the third quarter and $19 million in the first nine months. The improvements in both periods resulted primarily from higher average realized prices. Margins in 2004 also benefited from stable costs for the significant portion of tube rounds supplied by the Flat-rolled segment, which are transferred at a cost-based annual price.

Segment results for Real Estate

Segment income for Real Estate was $5 million in the third quarter of 2004, compared with income of $11 million in 2003’s third quarter. For the first nine months of 2004, Real Estate had income of $22 million, compared with income of $40 million in the same period last year. The decreases in both periods primarily reflected the loss of royalty income from the mineral interests that were sold in February 2004.

Results for Other Businesses

Income for Other Businesses in the third quarter of 2004 was $2 million, compared with a loss of $8 million in the third quarter of 2003. The improvement primarily reflected higher results for transportation services. Other Businesses recorded income of $9 million in the first nine months of 2004, compared with a loss of $38 million in the same period in 2003. The improvement was mainly due to higher results for taconite pellet operations and transportation services, partially offset by the absence of income from coal operations in 2004 due to the sale of U. S. Steel’s coal mining business in June 2003.

Profit-based union payments

Results for the third quarter and first nine months of 2004 included costs of $80 million and $151 million, respectively, related to three profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the USWA. Segment results for the third quarter and first nine months of 2004 included $45 million and $80 million, respectively, of these costs and the balance was included in retiree benefit expenses. All of these costs are included in cost of revenues. Payment amounts per the agreement are calculated as percentages of consolidated income from operations after special items (as defined in the agreement) and are: (1) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton; (2) to be used to offset a portion of future medical insurance premiums to be paid by U. S. Steel retirees based on 5 percent of profit above $15 per ton; and (3) to be contributed to a trust to assist National retirees with healthcare costs based on between 6 percent and 7.5 percent of profit. At the end of 2003, estimated amounts for the second calculation above were recognized as an increase to retiree medical liabilities, and 2004 costs for this item are calculated in the same manner as other retiree medical expenses.

Items not allocated to segments:

Income from sale of certain assets of $43 million in the first nine months of 2004 resulted from the sale in February 2004 of substantially all of Real Estate’s remaining mineral interests and certain real estate interests. Income from sale of certain assets of $47 million in the first nine months of 2003 resulted from the sale in April 2003 of certain of Real Estate’s coal seam gas interests and the sale in June 2003 of U. S. Steel’s coal mines and related assets.

Workforce reduction charges of $618 million in the third quarter and first nine months of 2003 related to U. S. Steel’s ongoing operating and administrative cost reduction programs and consisted of curtailment expenses of $310 million for pensions and $64 million for other postretirement benefits related to employee reductions under the TAP for union employees (excluding former National employees retiring under the TAP), other retirements, layoffs and asset dispositions; termination benefit charges of $34 million primarily for enhanced pension benefits provided to U. S. Steel employees retiring under the TAP; $105 million for early retirement cash incentives related to the TAP; $8 million for the cost of layoff unemployment benefits provided to non-represented employees; and pension settlement losses of $97 million due to a high level of retirements of salaried employees.

Stock appreciation rights resulted in charges to compensation expense of $4 million and $2 million in the third quarters of 2004 and 2003, respectively, and charges of $15 million and $3 million in the first nine months of 2004 and 2003, respectively. These stock appreciation rights were issued over the last ten years and allow the holders to receive cash and/or common stock equal to the excess of the fair market value of the common stock over the exercise price. No stock appreciation rights have been issued in 2004.

Asset impairments of $46 million in the third quarter of 2003 resulted from a then-pending non-monetary asset exchange with International Steel Group, which closed effective November 1, 2003 and resulted in the disposition of the plate mill assets at Gary Works. Asset impairments of $57 million in the first nine months of 2003 also included $11 million resulting from U. S. Steel’s impairment of a cost method investment.

Net interest and other financial costs were $4 million in the third quarter of 2004, compared to $26 million during the same period in 2003. Net interest and other financial costs were $142 million in the first nine months of 2004, compared to $106 million in the first nine months of 2003. Net interest and other financial costs in the third quarter and first nine months of 2004 and 2003 included favorable adjustments of $31 million and $13 million, respectively, related to interest accrued for prior years’ income taxes. The decrease in the third quarter primarily reflected lower interest on tax-related liabilities resulting from the more favorable adjustment in 2004 related to interest accrued for prior years’ income taxes and lower interest on senior debt resulting from the early redemption of certain senior debt in April 2004. (For discussion, see “Liquidity.”) These favorable items were partially offset by less favorable changes in foreign currency effects. The increase in the year-to-date period primarily reflected a $33 million charge resulting from the early redemption of certain senior debt in April 2004 and unfavorable changes in foreign currency effects, partially offset by lower interest on tax-related liabilities due to the more favorable adjustment in 2004 related to interest accrued for prior years’ income taxes. The foreign currency effects were primarily due to remeasurement of USSK and U. S. Steel Balkan (USSB) net monetary assets into the U.S. dollar, which is the functional currency of both entities, and resulted in a net gain of $4 million in the third quarter of 2004 and a net loss of $14 million in the first nine months of 2004. These compared to net gains of $8 million and $5 million in the third quarter and first nine months of 2003, respectively.

The provision for income taxes in the third quarter and first nine months of 2004 was $126 million and $263 million, compared with benefits of $366 million and $418 million in the respective periods last year. The provision in the third quarter of 2004 included a $7 million unfavorable effect relating to an adjustment of prior years’ taxes. The provision in the first nine months of 2004 included a charge of $32 million related to the settlement of a dispute regarding tax benefits for USSK under Slovakia’s foreign investors’ tax credit, which is discussed below. The benefit in the first nine months of 2003 included a $14 million favorable effect relating to an adjustment of prior years’ taxes and a $4 million deferred tax benefit relating to the reversal of a state valuation allowance.

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

In connection with Slovakia joining the European Union (EU), the total tax credit granted to USSK for the period 2000 through 2009 was limited to $430 million, and USSK agreed to make tax payments of $16 million in 2004 and 2005, the first of which was paid in June 2004. Also, additional conditions for claiming the tax credit were established. These new conditions limit USSK’s annual production of flat-rolled product and its sales of all products into the 15 countries that were members of the EU prior to Slovakia and 9 other nations joining the EU in May 2004. Management believes the future impact of these changes will be minimal because the $32 million for 2004 and 2005 tax payments was recorded in the first quarter of 2004; Slovak tax laws have been modified and tax rates have been reduced since the acquisition of USSK; and the production and sales limits, which provide for annual increases through 2009, are not materially burdensome.

While U. S. Steel is currently studying the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004, as of September 30, 2004 and based on the tax laws in effect at that time, it was U. S. Steel’s intention to continue to indefinitely reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. Undistributed foreign earnings at September 31, 2004 amounted to approximately $770 million. If such earnings were not permanently reinvested, a U. S. deferred tax liability of approximately $270 million would be required.

As of September 30, 2004, U. S. Steel had net federal, state and foreign deferred tax assets of $269 million, $59 million and $24 million, respectively. The net deferred tax assets include a valuation allowance of $209 million for domestic taxes and $30 million for foreign taxes, for which realization is uncertain. The amount of net domestic deferred tax assets estimated to be realizable was determined based on both tax planning strategies and earnings history since the separation from Marathon Oil Corporation (Marathon). Tax planning strategies are actions that are prudent and feasible, and that management ordinarily might not take, but would take if necessary to realize a deferred tax asset, unless the need to do so is eliminated in future periods. These tax planning strategies include the continued implementation of the previously announced plan to dispose of non-strategic assets and the sale of non-integral domestic and foreign operating assets, as well as the ability to elect alternative accounting methods. The amount of the realizable deferred tax assets could be adversely affected by any future losses, changes in assumptions underlying the tax planning strategies or further charges resulting from an increase in the additional minimum pension liability.

While U. S. Steel has reported significant domestic income in the first nine months of 2004, it has experienced cumulative domestic losses since the separation from Marathon. Considering the history of cumulative losses, management believes it is prudent to maintain the $209 million domestic valuation allowance as of September 30, 2004. Management will continue to monitor and assess taxable income, deferred tax assets and tax planning strategies to determine the need for, and the appropriate amount of, any valuation allowance.

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

See Note 15 to Financial Statements.

The extraordinary loss, net of tax in the first nine months of 2003 resulted from the sale of U. S. Steel’s coal mines and related assets, which ended U. S. Steel’s production of coal and resulted in the recognition of the present value of obligations related to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992. The recognition of these obligations, which totaled $85 million, resulted in an extraordinary loss of $52 million, net of tax benefits of $33 million.

The cumulative effect of changes in accounting principles, net of tax, was a credit of $14 million in the first nine months of 2004 and resulted from the adoption on January 1, 2004, of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The charge of $5 million in the first nine months of 2003 resulted from the adoption on January 1, 2003, of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”

U. S. Steel’s net income was $354 million and $623 million in the third quarter and first nine months of 2004, compared with net losses of $354 million and $441 million in the respective periods of 2003. The improvements primarily reflected the factors discussed above.

OPERATING STATISTICS

Flat-rolled shipments of 3.7 million tons in the third quarter of 2004 decreased about 4 percent from the third quarter of 2003, and decreased about 6 percent from the second quarter of 2004, mainly due to planned blast furnace repair outages at Gary Works and Granite City Works. Flat-rolled shipments of 11.9 million tons in the first nine months of 2004 increased about 25 percent from the prior year period. Flat-rolled shipments in the first nine months of 2004 benefited from the full-period inclusion of shipments by the acquired National facilities, partially offset by reduced shipment volumes for plate products resulting from the disposal in November 2003 of U. S. Steel’s only plate mill. Tubular shipments of 266,000 tons in the third quarter of 2004 increased about 15 percent from the same period in 2003, and decreased slightly from the second quarter of 2004. For the first nine months of 2004, Tubular shipments of 807,000 tons were up approximately 25 percent from the first nine months of 2003. At USSE, third quarter 2004 shipments of 1.3 million net tons increased about 7 percent from 2003’s third quarter, and decreased slightly from the second quarter of 2004. USSE shipments for the first nine months of 2004 totaled 3.7 million net tons, an increase of about 4 percent from the same period last year.

Raw steel capability utilization for domestic and USSE facilities in the third quarter of 2004 averaged 87.8 percent and 75.0 percent, respectively, compared with 89.9 percent and 83.5 percent in the third quarter of 2003 and 87.5 percent and 79.5 percent in the second quarter of 2004. Domestic capability utilization in the third quarter of 2004 was negatively affected by scheduled blast furnace repair outages at Gary Works and Granite City Works. Raw steel capability utilization for domestic and USSE facilities in the first nine months of 2004 averaged 89.3 percent and 75.8 percent, respectively, compared with 88.6 percent and 92.1 percent in the first nine months of 2003. Domestic capability utilization in both year-to-date periods was negatively affected by scheduled blast furnace repair outages, which occurred in the second and third quarters of 2004 and in the second quarter of 2003. USSE’s capability utilization in 2004 was negatively affected by the inclusion of USSB, as well as by operational difficulties with a blast furnace in Slovakia during the first quarter. USSE’s capability utilization in the third quarter and first nine months of 2003 was negatively affected by a blast furnace outage at USSK and the partial period inclusion of USSB as only about a third of its annual production capability was operational at the time of its acquisition in September 2003. USSB’s capability utilization averaged 47.6 percent during the third quarter of 2004 and 47.2% for the first nine months.

BALANCE SHEET

Cash and cash equivalents of $1,062 million at September 30, 2004 increased $746 million from year-end 2003. The increase resulted primarily from the results of operating activities, $294 million of net proceeds from an equity offering and proceeds from the disposal of assets, partially offset by the redemption of certain senior notes in April 2004 and by capital spending.

Receivables, less allowances increased $485 million from year-end 2003 primarily due to higher revenues in the third quarter of 2004, compared to last year’s fourth quarter, resulting mainly from higher steel prices.

Receivables from related parties decreased by $33 million from December 31, 2003, mainly reflecting the consolidation of the 1314B Partnership effective January 1, 2004. Receivables from the 1314B Partnership at September 30, 2004 were eliminated in consolidation, whereas they were classified as related party receivables at December 31, 2003.

Accounts payable of $1,261 million at September 30, 2004, increased $294 million from year-end 2003, mainly due to higher raw materials costs and increased purchases of capital assets.

Long-term debt decreased $291 million from year-end 2003, primarily reflecting the early redemption of certain senior debt in April 2004. For discussion, see “Liquidity.”

Additional paid-in capital increased $336 million from December 31, 2003, due primarily to an equity offering of 8 million common shares that was completed in March 2004 for net proceeds of $294 million and the exercise of stock options, partially offset by dividends paid on common stock through August 31, 2004, when U. S. Steel had a retained deficit.

CASH FLOW

Net cash provided from operating activities was $1,015 million for the first nine months of 2004, compared with $332 million in the same period of 2003. Higher income after adjustments for noncash items was partially offset by increased working capital requirements. Cash from operating activities in the first nine months of 2004 was negatively affected by $136 million of OPEB payments, which were funded from trusts in 2003, as well as $120 million of voluntary contributions to the main defined benefit pension plan and $41 million of contributions to a multiemployer pension plan. U. S. Steel’s Board of Directors has authorized additional contributions of up to $205 million to U. S. Steel’s trusts for pensions and OPEB by the end of 2005.

Capital expenditures in the first nine months of 2004 were $367 million, compared with $205 million in the same period in 2003. Domestic expenditures of $231 million in 2004 were spread over several facilities. The most significant expenditures were for work on three blast furnaces at Gary Works and Granite City Works, for transportation equipment and for open pit mining equipment. European expenditures of $136 million included dedusting projects for USSK’s steelmaking facilities, work on construction of a new air separation plant and work on the third dynamo line, which commenced operation in June 2004.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at September 30, 2004, totaled $113 million, compared with $23 million at December 31, 2003.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of September 30, 2004, and December 31, 2003, were $321 million and $433 million, respectively. In addition, USSB has a commitment to the Serbian government that requires it to spend up to $157 million during the first five years for working capital; the repair, rehabilitation, improvement, modification and upgrade of facilities; and community support and economic development. USSB spent approximately $133 million (including working capital) through September 30, 2004, leaving a balance of $24 million under this commitment.

Capital expenditures for 2004 are expected to be approximately $570 million, and reflect the acceleration of certain infrastructure-related projects including spending to prepare for the reline of the Gary Works’ No. 13 blast furnace, scheduled for 2005, and spending in Serbia to return a second blast furnace to production, also in 2005. Domestic spending will be approximately $360 million, and European spending will be approximately $210 million, but will fluctuate based upon exchange rates.

Disposal of assets in the first nine months of 2004 consisted mainly of proceeds from the sale of substantially all of the Real Estate segment’s remaining mineral interests and certain real estate interests. The 2003 amount consisted mainly of proceeds from the sale of U. S. Steel’s coal mines and related assets and from the sale of Delta Tubular Processing.

Issuance of long-term debt in the first nine months of 2003 resulted from the issuance of $450 million of 9 3/4% senior notes in May, net of deferred financing costs associated with the notes and the inventory facility. For discussion, see “Liquidity.”

Repayment of long-term debt in the first nine months of 2004 primarily reflected the early redemption of certain senior debt in April. For discussion, see “Liquidity.”

Preferred shares issued in the first nine months of 2003 reflected net proceeds from the offering of 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (Series B Preferred).

Common stock issued in the first nine months of 2004 primarily reflected $294 million of net proceeds from U. S. Steel’s equity offering completed in March 2004. The remaining amount in the first nine months of 2004 mainly reflected proceeds from stock sales through the exercise of options. The 2003 amount primarily reflected sales through the Dividend Reinvestment and Stock Purchase Plan.

Dividends paid in the first nine months of 2004 were $29 million, compared with $26 million in the same period in 2003. Payments in both periods reflected the quarterly dividend rate of five cents per common share. Dividends paid in 2004 also reflected a quarterly dividend rate of $0.875 per share for the Series B Preferred. Dividends paid in 2003 also included an initial dividend of $1.206 per share for the Series B Preferred, which was paid on June 15, 2003, and a quarterly dividend of $0.875 per share, which was paid on September 15, 2003.

For discussion of restrictions on future dividend payments, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003.

LIQUIDITY

In November 2001, U. S. Steel entered into a five-year Receivables Purchase Agreement with financial institutions and in May 2003, entered into an amendment to the Receivables Purchase Agreement, which increased fundings under the facility to the lesser of eligible receivables or $500 million. For further information regarding the Receivables Purchase Agreement, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003. As of September 30, 2004, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

While the term of the Receivables Purchase Agreement is five years, the facility also terminates on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the inventory facility discussed below and other debt obligations; any failure of U. S. Steel Receivables LLC (USSR), a consolidated special purpose entity, to maintain certain ratios related to the collectability of the receivables; and failure to extend the commitments of the commercial paper conduits’ liquidity providers, which currently terminate on November 24, 2004. U. S. Steel has requested a renewal of the 364-day commitments of the liquidity providers and anticipates completing the renewals before the termination date.

In May 2003, U. S. Steel entered into a four-year revolving credit facility that provided for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory

Facility), including receivables other than those sold under the Receivables Purchase Agreement. The Inventory Facility contained a number of covenants that may have limited U. S. Steel’s ability to incur debt, make capital expenditures, sell assets, incur liens and make dividend and other restricted payments. The Inventory Facility also included a fixed charge coverage ratio test, which had to be met if availability was less than $100 million. As of September 30, 2004, U. S. Steel had $459 million of eligible inventory under the Inventory Facility, and utilized $6 million for letters of credit, reducing availability to $453 million.

In October 2004, the Inventory Facility was amended and restated to extend its maturity until October 2009, increase advance rates on semi-finished and raw materials, reduce certain reserves, and modify pricing terms. In addition, many of the restrictive covenants apply now only when average availability under the facility is less than $100 million. Based on the terms of the amended facility, availability for borrowings at September 30, 2004 would have been $594 million.

At September 30, 2004, USSK had no borrowings against its $50 million credit facilities, and had $4 million of customs guarantees outstanding, reducing availability to $46 million. A $10 million facility is currently due to expire November 24, 2004. USSK is currently negotiating an extension of this committed facility for an additional one-year period.

In the third quarter of 2004, USSB entered into a new EUR 9.3 million committed working capital facility secured by its inventory of finished and semi-finished goods. Borrowing under this facility is subject to the satisfaction of certain conditions precedent. This facility has a term of one year, and can be extended by mutual agreement of the parties for up to two additional one-year periods.

In July 2001, U. S. Steel issued $385 million of 10 3/4% senior notes due August 1, 2008 (10 3/4% Senior Notes), and in September 2001, U. S. Steel issued an additional $150 million of 10 3/4% Senior Notes. In May 2003, U. S. Steel issued $450 million of senior notes due May 15, 2010 (9 3/4% Senior Notes).

On April 19, 2004, U. S. Steel redeemed $187 million principal amount of the 10 3/4% Senior Notes at a 10.75 percent premium, resulting in a reduction of the principal amount outstanding to $348 million, and redeemed $72 million principal amount of the 9 3/4% Senior Notes at a 9.75 percent premium, resulting in a reduction of the principal amount outstanding to $378 million. These were the aggregate principal amounts outstanding as of September 30, 2004. U. S. Steel redeemed these notes using most of the $294 million net proceeds from an equity offering, which was completed in March 2004. The remaining net proceeds were used for general corporate purposes.

The 10 3/4% Senior Notes and the 9 3/4% Senior Notes (together the Senior Notes) impose very similar limitations on U. S. Steel’s ability to make restricted payments. For a discussion of restricted payments and the conditions that U. S. Steel must meet in order to make restricted payments, as well as other significant restrictions imposed on U. S. Steel by the Senior Notes, see the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003. As of September 30, 2004, U. S. Steel met the requirements and had over $1 billion of availability to make restricted payments.

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

U. S. Steel was in compliance with all of its debt covenants at September 30, 2004.

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

U. S. Steel has used surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. U. S. Steel has replaced some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $112 million of liquidity sources for financial assurance purposes as of September 30, 2004, a decrease of $10 million during the third quarter of 2004, and expects to commit up to $5 million more during the remainder of 2004.

U. S. Steel was contingently liable for debt and other obligations of Marathon as of September 30, 2004, in the amount of $48 million. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes in the amount of $472 million and certain lease obligations totaling $195 million that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable.

The following table summarizes U. S. Steel’s liquidity as of September 30, 2004:

(Dollars in millions)

Cash and cash equivalents (a)	$1,042
Amount available under Receivables Purchase Agreement	500
Amount available under Inventory Facility	453
Amounts available under USSK credit facilities	46

Total estimated liquidity	$2,041

(a)	Excludes $20 million of cash, which resulted from the consolidation of the 1314B Partnership, because it is not available for U. S. Steel’s use.

U. S. Steel’s liquidity improved by over $800 million from December 31, 2003, primarily reflecting cash from operations.

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

Contractual Obligations and Commercial Commitments

Long-term debt and capital leases decreased from December 31, 2003 by $292 million. The decrease was primarily due to the redemption of certain of the Senior Notes, of which $187 million was due August 1, 2008, and $72 million was due May 15, 2010, as discussed above. The decrease also reflected the $14 million buy-out of the B Battery lease at U.S Steel’s Granite City facility.

Unconditional purchase obligations increased from December 31, 2003 by approximately $200 million (including $22 million related to the off-balance sheet arrangement discussed below). The increase was primarily due to the rising costs of raw materials.

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

USSK is subject to the laws of Slovakia and the European Union (EU). The environmental requirements of Slovakia and the EU are comparable to domestic environmental standards. USSK also has entered into an agreement with the Slovak government to bring its facilities into environmental compliance, and expects to do so by 2006.

In April 2004, USSK submitted information to the Slovak government regarding emissions of carbon dioxide (CO2) from U. S. Steel’s plant in Kosice. This information request related to requirements imposed by the European Commission (EC), which is establishing carbon dioxide emission limits for member countries in preparation for the commencement of CO2 emissions trading in January 2005. Slovakia was required to submit to the EC for approval a national allocation plan (NAP) specifying its total CO2 allowances in tons of emissions for the period 2005 to 2007. Slovakia submitted its proposed NAP to the EC in June 2004. Slovakia and the EC have agreed on a NAP that reduces Slovakia’s original proposed CO2 allocation by approximately 12 percent and the EC approved the NAP as reduced on October 20, 2004. Depending upon the distribution within Slovakia of these allowances to individual CO2 emitters, the production levels and costs of USSK could be adversely affected either by production curtailments or by the requirement to purchase CO2 emission credits on the open market. The precise impacts on USSK may vary depending upon a number of factors and it is not possible at this time to predict the results.

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

In the 1987 sale of the Geneva Works property, U. S. Steel and Geneva Steel Company (Geneva) agreed to share responsibility for certain environmental projects and permits. These arrangements are reflected in permits issued to U. S. Steel and Geneva by the Utah Department of Environmental Quality. U. S. Steel is responsible, among other things, for three hazardous waste impoundments. Costs of remediation activities and post closure care relating to the impoundments are estimated to be approximately $4.4 million. In January 2002, Geneva sought bankruptcy protection for the second time. Geneva has announced that it does not contemplate reorganizing as an operating entity and is attempting to sell its assets. Geneva has informed U. S. Steel that a real estate developer is expressing interest in its real property. Geneva further indicates that the developer is interested in reaching a comprehensive resolution of all environmental issues. Other proposals for asset disposition have been presented to Geneva. It is possible that U. S. Steel may become involved in such discussions, but it is not possible to predict the outcome.

U. S. Steel has been notified that it is a potentially responsible party (PRP) at 23 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of September 30, 2004. In addition, there are 10 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 41 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 23 to Financial Statements.

There are three outfalls at Great Lakes Works that discharge to settling basins prior to discharging to the Detroit River. Oil sheens have been observed where the basins discharge into the river. It is estimated that engineering and corrective measures to eliminate these oil sheens will cost U. S. Steel approximately $2.0 million.

In U. S. Steel’s acquisition of the Granite City Works, U. S. Steel agreed to pay a certain share of the costs for closing the Section IV Landfill. Costs incurred by U. S. Steel for this work have amounted to $1.5 million with another $0.9 million projected. The Asset Purchase Agreement caps U. S. Steel’s liability for these costs at $2.3 million; however, U. S. Steel anticipates spending an additional $100,000 for project administration and oversight. In addition, U. S. Steel agreed to assume a share of post closure care costs for the Section IV landfill. That share is now estimated to be $768,000.

The West Virginia Department of Environmental Protection has informed U. S. Steel Mining Company, LLC (USM) that mine methane degasification boreholes located at the former Pinnacle operations must be sealed and reclaimed in accordance with mine permit requirements. The Pinnacle property has been sold to PinnOak Resources, LLC under an Asset Purchase Agreement that assigns this liability to USM. USM has determined that a total of 109 methane wells must be sealed and reclaimed and that 46 well sites, which were previously sealed, will require reclamation. Costs estimated to complete the work are approximately $950,000. Work began in July 2004.

For discussion of other relevant environmental items, see “Part II. Other Information - Item 1. Legal Proceedings - Environmental Proceedings.”

During the third quarter of 2004, U. S. Steel accrued $13 million for environmental remediation for domestic and foreign facilities. The total accrual for such liabilities at September 30, 2004, was $115 million. Environmental spending during the third quarter of 2004 totaled $6 million. These amounts exclude liabilities related to asset retirement obligations under SFAS No. 143.

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

OUTLOOK

In the Flat-rolled segment, total shipments should increase slightly in the fourth quarter compared to the third quarter, and margins should remain at high levels. Some markets are being affected by seasonal softness and efforts to control inventory. Seasonal patterns suggest that these markets will rebound in the first quarter of 2005. Average realized prices are expected to be comparable to or slightly below the third quarter, reflecting some differences in product mix as well as flattening in spot prices. Scrap and energy costs remain volatile and planned outage costs will remain comparable to third quarter levels. U. S. Steel currently expects coke costs to decline. For full-year 2004, Flat-rolled segment shipments are expected to be 15.8 million tons.

For U. S. Steel Europe (USSE), fourth quarter 2004 average realized prices are expected to increase from the third quarter reflecting the announced October 1 price increase for flat-rolled products, more than offsetting higher raw materials costs. Shipments for the quarter are expected to increase by about 150,000 tons compared to the third quarter and estimated full-year 2004 shipments remain at 5.1 million net tons.

For the Tubular segment, margins are expected to continue to increase, reflecting full-quarter realization of a series of third quarter price increases and additional fourth quarter price increases.

Margins will reflect stable costs for the significant portion of tube rounds supplied by the Flat-rolled segment, which are transferred at a cost-based annual price. Tubular segment shipments for the total year are expected to be about 1.1 million tons.

USSK has given irrevocable notice to repay its $272 million of long-term debt at face amount on November 24, 2004. Only $20 million of this debt was due in 2004. This repayment is expected to result in a deferred tax benefit of approximately $13 million. Annualized interest expense on this debt is approximately $23 million.

For benefits not funded by trusts, U. S. Steel expects to make cash payments of approximately $110 million for other postretirement benefits and for contributions to its smaller defined benefit pension plans during the fourth quarter of 2004.

In September, as part of its audit of the 1998-2001 years, the Internal Revenue Service substantially completed its review of a Research and Development Tax Credit claim, which is expected to generate tax benefits for U. S Steel of approximately $14 million. This benefit is anticipated to be recorded after conclusion of the examination phase of the audit for 1998-2001, which is currently expected to occur in the fourth quarter. Also in the fourth quarter, U. S. Steel expects a pension settlement charge of approximately $15 million related to its non-qualified plan.

At the end of 2004, pension accounting rules may require that U. S. Steel increase the additional minimum liability that was recorded at year-end 2003 for its main qualified pension plan. This increase, which is currently estimated to be between $300 million and $400 million, net of tax, would result in a non-cash net charge against equity. The actual amount of such charge will be determined based upon facts and circumstances on the measurement date. Therefore, the result could be materially different from the estimate above. Such differences could range from a reversal of the $1.5 billion net charge against equity that was recorded at year-end 2003 up to an additional charge substantially greater than the range estimated above. These entries will have no impact on income or cash flow.

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

In March 2004, U. S. Steel, the City of Gary and Lake County announced that they had entered into an agreement that, subject to the satisfaction of certain conditions, would settle these tax disputes through and including 2002. Under this agreement, U. S. Steel would pay $44 million of the unpaid tax assessments, drop its pending refund claims, agree to $150 million of capital spending at its Lake County operations over a four-year period, or pay Lake County 7.5 percent of any shortfall from the $150 million spending commitment, and negotiate the transfer of approximately 200 acres of property to the City. The Calumet Township assessor has declined to become a party to the agreement. Acting on a petition that was filed by Lake County, and joined in by U. S. Steel and the Indiana Department of Local Government Finance, the Indiana Tax Court, on July 26, 2004, dismissed the Calumet Township assessor as a party to the appeal of the 2000 tax year assessment, which is one of the years covered by the settlement agreement. The Tax Court refrained from approving or rejecting the specific terms of the agreement and called for the remaining parties to file a joint statement dismissing the action with the Tax Court. The Tax Court decision has been appealed by the Calumet Township assessor to the Indiana Supreme Court. Because U. S. Steel does not know whether the court will accept the appeal, how it will rule if accepted, or whether the agreement will be confirmed on appeal, U. S. Steel has not recognized the impact of this agreement in its financial results. If the matters are resolved in accordance with the agreement, the $44 million payment, which has been fully accrued, would be included in cash flow for the period in which the payment is made. Any accrual adjustments would be made when the settlement is probable.

On April 19, 2004, the Company redeemed $187 million principal amount of its 10 3/4% Senior Notes due August 1, 2008 at a premium of 10.75 percent, and $72 million principal amount of its 9 3/4% Senior Notes due May 15, 2010 at a premium of 9.75 percent. Ongoing annual interest and amortization expense will be reduced by approximately $28 million as a result of the redemptions.

Steel imports to the United States accounted for an estimated 24 percent of the domestic steel market in the first eight months of 2004, 19 percent for the year 2003, and 26 percent for the year 2002. U. S. Steel intends to monitor imports closely and file anti-dumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, financial results.

The U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) are currently conducting five year “sunset” reviews to determine whether the 1997 anti-dumping orders and suspension agreements against hot-rolled steel from Brazil, Japan and Russia should remain in effect. These reviews are required by rules of the World Trade Organization and U.S. law. The DOC has found that dumping would be likely to continue or recur in the case of the Brazil dumping order and the suspension agreement covering Russian product. It has delayed its decision concerning the Japan dumping order and the Brazil countervailing duty suspension agreement. The ITC will hold a hearing in March 2005 and thereafter decide whether injury to the domestic industry would be likely to continue or recur if the orders and suspension agreements are revoked.

The Organization of Economic Cooperation and Development announced on June 29, 2004 that it was postponing until 2005 discussions aimed at the reduction of inefficient steel production capacity and the elimination and limitation of certain subsidies to the steel industry throughout the world.

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments, prices and pension issues. Some factors, among others, that could affect market conditions, costs, shipments and prices for both domestic operations and USSE include global product demand, prices and mix; global and company steel production levels; availability and prices of raw materials; plant operating performance; the timing and completion of outages and other projects; natural gas prices and usage; changes in environmental, tax and other laws; employee strikes; power outages; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Political factors in Europe that may affect USSE’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. Factors that may affect the amount of the additional minimum liability for pensions include among others, pension fund investment performance, liability changes and interest rates. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003, and in subsequent filings for U. S. Steel.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK AND RELATED RISK

Sensitivity analyses of the incremental effects on pretax income of hypothetical 10 percent and 25 percent decreases in commodity prices for open derivative commodity instruments as of September 30, 2004, are provided in the following table(a):

	Incremental Decrease in Income Before Income Taxes Assuming a Hypothetical Price Decrease of:

(Dollars in millions)	10%	25%
Commodity-Based Derivative Instruments

Zinc	$3.7	$9.3

(a)	The definition of a derivative instrument includes certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effects on pretax income of hypothetical 10 percent and 25 percent decreases in closing commodity prices for each open contract position at September 30, 2004. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to September 30, 2004, may cause future pretax income effects to differ from those presented in the table.

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in September 30, 2004, interest rates on the fair value of U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)
As of September 30, 2004
Non-Derivative Financial Instruments (a)	Fair Value	Incremental Increase in Fair Value (b)
Financial assets:
Investments and long-term receivables	$11	$–
Financial liabilities:
Long-term debt (c)(d)	$1,689	$88

(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)	Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at September 30, 2004, on the fair value of U. S. Steel’s non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at September 30, 2004.
(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

At September 30, 2004, U. S. Steel’s portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $88 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel’s results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

FOREIGN CURRENCY EXCHANGE RATE RISK

U. S. Steel, primarily through U. S. Steel Europe, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 2004, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $17.4 million) and Slovak koruna (total notional value of approximately $44.4 million). A 10 percent increase in the September 30, 2004 euro forward rates would result in a $6.2 million charge to income.

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

Item 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, U. S. Steel’s disclosure controls and procedures were effective.

INTERNAL CONTROLS

As of September 30, 2004, there have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
INCOME (LOSS) FROM OPERATIONS
Flat-rolled Products (a)	$362	$(21)	$810	$(77)
U. S. Steel Europe (b)	146	35	262	166
Tubular	55	(10)	83	(19)
Real Estate	5	11	22	40
Straightline (a)		(16)		(52)
Other Businesses (c)	2	(8)	9	(38)

Segment Income from Operations	570	(9)	1,186	20
Retiree benefit expenses (d)	(72)	(19)	(181)	(60)
Other items not allocated to segments:
Income from sale of certain assets	-		43	47
Workforce reduction charges	-	(618)		(618)
Stock appreciation rights	(4)	(2)	(15)	(3)
Asset impairments	-	(46)	-	(57)
Litigation items	-	-	-	(25)

Total Income (Loss) from Operations	$494	$(694)	$1,033	$(696)
CAPITAL EXPENDITURES
Flat-rolled Products	$109	$23	$167	$57
U. S. Steel Europe	57	30	136	72
Tubular	3	6	8	44
Real Estate	-	1	-	1
Straightline		1		2
Other Businesses	33	12	56	29

Total	$202	$73	$367	$205
OPERATING STATISTICS
Average realized steel price: ($/net ton)(e)
Flat-rolled Products (a)	$627	$424	$561	$422
Tubular Products	907	625	785	635
U. S. Steel Europe (b)	573	351	496	354
Steel Shipments: (e)(f)
Flat-rolled Products (a)	3,745	3,909	11,888	9,547
Tubular Products	266	231	807	648
U. S. Steel Europe (b)	1,257	1,170	3,693	3,561
Raw Steel-Production: (f)
Domestic Facilities	4,293	4,396	13,002	10,629
U. S. Steel Europe (b)	1,400	1,158	4,211	3,561
Raw Steel-Capability Utilization: (g)
Domestic Facilities	87.8%	89.9%	89.3%	88.6%
U. S. Steel Europe (b)	75.0%	83.5%	75.8%	92.1%
Domestic iron ore production (f)	5,546	4,567	17,169	13,327
Domestic iron ore shipments (f)(h)	6,930	5,786	17,688	12,852
Domestic coke production (f)(j)	1,659	1,780	4,974	5,121
Domestic coke shipments (f)(i)(j)	686	762	1,999	2,538
(a)	The Flat-rolled segment includes the results of National flat-rolled facilities from May 20, 2003, the date of acquisition; the residual effects of Straightline from January 1, 2004; and the consolidated results of the Clairton 1314B Partnership, which was accounted for under the equity method prior to January 1, 2004.
(b)	Includes U. S. Steel’s Serbian operations from September 12, 2003, the date of acquisition. Prior to September 12, 2003, included effects of activities under certain agreements with the former owner of the Serbian operations.
(c)	Includes the coal mining business prior to June 30, 2003, the date of sale. Includes the results of the taconite pellet operations in Keewatin from May 20, 2003, the date of acquisition.
(d)	Includes certain profit-based expenses for U. S. Steel retirees and National retirees pursuant to provisions of the 2003 labor agreement with the United Steelworkers of America.
(e)	Excludes intersegment transfers.
(f)	Thousands of net tons.
(g)	Based on annual raw steel production capability for domestic facilities of 12.8 million net tons prior to May 20, 2003, and 19.4 million net tons thereafter; and annual raw steel production capability for U. S. Steel Europe of 5.0 million net tons prior to September 12, 2003, and 7.4 million net tons thereafter.
(h)	Includes trade shipments and intersegment transfers.
(i)	Includes trade shipments only.
(j)	Includes the Clairton 1314B Partnership.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

U. S. Steel is in the study phase of Resource Conservation and Recovery Act (RCRA) corrective action programs at its Fairless Plant, Gary Works and Fairfield Works. At the Midwest Plant U. S. Steel assumed corrective action obligations of the former owner for two solid waste management units (SWMUs) that are being investigated. Until the studies are completed at these facilities, U. S. Steel is unable to estimate the total cost of remediation activities that might be required. At USS-POSCO Industries, a joint venture between U. S. Steel and Pohang Iron & Steel Co. Ltd., corrective measures have been implemented for the former SWMUs and a remedy for ground water has been installed.

In November 1989, the Utah Department of Environmental Quality issued a permit to U. S. Steel for the closure of three hazardous waste impoundments including facility-wide corrective action at U. S. Steel’s former Geneva Works. The permit was administratively extended until May 14, 2004, when it was reissued to U. S. Steel and Geneva Steel Company (Geneva), the site owner. The permit allocates responsibility for corrective action between U. S. Steel and Geneva. U. S. Steel has commenced the development of work plans that are necessary to begin field investigations on some areas of the facility for which U. S. Steel has responsibility under the permit. The remaining costs to prepare these work plans, implement field investigations and continue post closure care on the three hazardous waste impoundments are estimated to be approximately $4.4 million. On June 2, 2004, Geneva filed a motion in U.S. Bankruptcy Court for the District of Utah to approve the amendment and assumption of the 1987 Asset Sales Agreement, the acceptance of the permit and the retention of a remediation contractor. On July 7, 2004, the motion was heard and granted providing for Geneva’s continuing involvement and funding of the remediation required by the permit.

On October 23, 1998, a final Administrative Order on Consent was issued by the U.S. Environmental Protection Agency (EPA) addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a RCRA Facility Investigation (RFI) and a Corrective Measure Study at Gary Works. The Current Conditions Report, U. S. Steel’s first deliverable, was submitted to EPA in January 1997 and was approved by EPA in 1998. All remaining Phase I work plans have been approved by EPA. Two Phase II RFI work plans and a self-implementing interim measure have been submitted to EPA for approval. Two other self-implementing interim measures have been completed. Through September 30, 2004, U. S. Steel has spent approximately $14.2 million for the studies, work plans, field investigations and self-implementing interim measures. The cost to implement the remaining field investigations and the submitted work plans is estimated to be $4.9 million. Until they are completed, it is impossible to assess what additional expenditures will be necessary.

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

In December 1995, U. S. Steel reached an agreement in principle with EPA and the U.S. Department of Justice (DOJ) with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by U. S. Steel, EPA and DOJ and filed with the United States District Court for the

Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, implemented two Supplemental Environmental Projects costing a total of $1.75 million and implemented a RCRA corrective action at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved for the site on September 16, 2002. Field sampling for the work plan commenced immediately after approval and will continue through 2004. The cost to complete this study is estimated to be $568,000. In addition, ADEM has approved a corrective measure implementation plan for remediation of a portion of Opossum Creek. The cost to U. S. Steel for implementing this plan is estimated to be $250,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Implementation of the Phase I fieldwork for Ensley commenced in June 2004. The cost to complete this study is approximately $630,000. Lower Opossum Creek is approximately 4.5 miles of the Opossum Creek Area of Concern. U. S. Steel is investigating Lower Opossum Creek under a joint agreement with Beazer, Inc. whereby U. S. Steel has agreed to pay 30 percent of the investigation costs. U. S. Steel estimates its share of the remaining costs of this investigation and costs to implement sediment remediation to be $836,000.

In October 1996, U. S. Steel was notified by IDEM, acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a Natural Resources Damages Assessment. U. S. Steel was identified as a potentially responsible party (PRP) along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. The trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the trustees concluded their assessment of sediment injuries, which included a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim, which have been endorsed by representatives of the trustees and EPA to be included in a consent decree that U. S. Steel expects will resolve this claim. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs, and obtained an 8-acre parcel of land that has been transferred to the Indiana Department of Natural Resources for addition to the Indiana Dunes National Lakeshore Park owned by the National Park Service. A Consent Decree memorializing this settlement has been executed by the parties and lodged with the United States District Court for the Northern District of Indiana on August 20, 2004. Concurrent with this lodging of the Consent Decree, the United States of America filed its complaint titled United States of America v. Atlantic Richfield, et. al. asserting liability for its claim against the settling parties.

On January 26, 1998, pursuant to an action filed by EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future ecological monitoring costs, and U. S. Steel was obligated to purchase and restore several parcels of property that have been conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of October 15, 2004, project costs have amounted to $51.3 million with another $0.2 million presently projected to complete work under the approved sediment remediation plan. A Dredge Completion Report was submitted to EPA on March 29, 2004. EPA responded with written comments on the report. In response, U. S. Steel conducted additional sampling of river sediments in a portion of the dredge project area. Based on the results of the additional sediment sampling, U. S. Steel is considering additional dredging that would include additional substantial bank stabilization measures. Negotiations to have this additional work considered as a final measure are proceeding. The additional dredging and bank stabilization is anticipated to cost approximately $9.0 million. At the conclusion of the dredge project, the Corrective Action Management Unit (CAMU) will remain available and could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. Closure costs for the CAMU are estimated to be an additional $4.9 million. In addition to the sediment remediation project, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River, costs of which are estimated to be $2.5 million.

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.5 million for cleanup and agency oversight costs through September 30, 2004. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Current study and oversight costs are estimated at $444,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five year review recommendations.

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

On February 12, 1987, U. S. Steel and the Pennsylvania Department of Environmental Resources (PADER) entered into a Consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That Consent Order required U. S. Steel to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, U. S. Steel and PADER reached agreement to amend the Consent Order. Under the amended Order, U. S. Steel agreed to remediate the Peters Creek Lagoon, a former coke plant waste disposal site; to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs for Peters Creek Lagoon have amounted to $11.3 million with another $350,000 presently projected to be spent in 2004 on site closure. Closure of the site is subject to approval by PADEP after a period of monitoring and observation.

Prior to U. S. Steel’s acquisition of the Granite City, Great Lakes and Midwest facilities, DOJ had filed against National Steel Corporation (National) proofs of claim asserting noncompliance allegations under various environmental statutes, including the Clean Air Act, RCRA, the Clean Water Act, the Emergency Planning and Community Right to Know Act, CERCLA and the Toxic Substances Control Act at these three facilities. EPA had conducted inspections of the facilities and entered into negotiations with National toward resolving these allegations with a consent decree. At Granite City Works, EPA had determined that ditches and dewatering beds currently in operation were allegedly not in compliance with applicable waste oil management standards. After a substantial evaluation of U. S. Steel’s management of these facilities, DOJ has withdrawn from participation in these discussions and is no longer pursuing this matter with U. S. Steel. U. S. Steel has concluded discussions of this subject with EPA and the State of Illinois. U. S. Steel is implementing maintenance dredging of the ditches and dewatering beds. Costs for this work have amounted to $215,000 with another $885,000 projected to complete the work.

U. S. Steel received six Letters of Violation in 2004 from Michigan Department of Environmental Quality (MDEQ) for alleged violations at the Great Lakes BOP shop, B2 Blast Furnace, D4 Blast Furnace Slag Pit fugitive emissions and the Battery Quench Tower. A consent decree is currently being negotiated with MDEQ, which will include the installation of a new bag house for B2 Blast Furnace, the installation of baffles at the Quench Tower, installation of which is now completed, and projects to reduce emissions from the BOP. MDEQ has proposed a civil penalty of $1,492,000. U. S. Steel is discussing a counter-offer with MDEQ, which may include a Supplemental Environmental Project offered as a credit against the penalty. Great Lakes Works continues to identify and evaluate potential operating practices and facility improvements to reduce emissions.

Prior to U. S. Steel’s acquisition of Great Lakes Works, it had operated under a permit for indirect discharge of wastewater to the Detroit Water and Sewerage Department (DWSD). National had reported to DWSD violations of effluent limitations, including mercury, contained in the facility’s indirect discharge to the DWSD treatment plant and had entered into a consent order with DWSD that required improvements in plant equipment to remedy the violations. Great Lakes Works continues to operate under a DWSD permit for this discharge and has spent $1.3 million to improve operating equipment to come into compliance with discharge limits in the current DWSD permit. U. S. Steel has executed an administrative order with DWSD. Under that order DWSD has issued a new permit for this discharge that includes revised discharge limits in accordance with a pending ordinance for cyanide and mercury. U. S. Steel has filed an administrative appeal with DWSD to reconsider the limit in this permit for phenols. U. S. Steel is evaluating operating requirements and potential facility improvements to comply with the current and anticipated limits of the permit.

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

In September 2001, U. S. Steel agreed to an Administrative Order on Consent with the State of North Carolina for the assessment and cleanup of a Greensboro, N.C. fertilizer manufacturing site. The site was owned by Armour Agriculture Chemical Company (now named Viad) from 1912 to 1968. U. S. Steel owned the site from 1968 to 1986 and sold the site to LaRoche Industries in 1986. The agreed order allocated responsibility for assessment and cleanup costs as follows: Viad – 48 percent, U. S. Steel – 26 percent and LaRoche – 26 percent; and LaRoche was appointed to be the lead party responsible for conducting the cleanup. In March 2001, U. S. Steel was notified that LaRoche had filed for protection under the bankruptcy law. On August 23, 2001, the allocation of responsibility for this site assessment and cleanup and the cost allocation was approved by the bankruptcy court in the LaRoche bankruptcy. The estimated remediation costs are $3.1 million. U. S. Steel’s estimated share of these costs is $801,000, based on an allocation factor of 26 percent.

ASBESTOS LITIGATION

U. S. Steel is a defendant in approximately 1,000 active cases, involving approximately 12,200 plaintiffs. Almost all of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). More than 11,000, or approximately 90 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

As discussed in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2003, management views the verdict and resulting settlement in the March 28, 2003 Madison County case as aberrational, and believes that the likelihood of similar results in other cases is remote, although not impossible. Through September 30, 2004, U. S. Steel has not experienced any material adverse change in its ability to resolve pending claims as a result of the Madison County settlement.

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

SERBIAN INVESTIGATION

In April 2004, the Republic of Serbia’s Interior Ministry initiated an investigation into the purchase of Sartid a.d. in Bankruptcy and six of its former subsidiaries, citing possible irregularities on the part of certain past and present Serbian government officials. U. S. Steel Balkan (USSB) has cooperated fully with this investigation. U. S. Steel personnel were informed by the investigators that U. S. Steel is not the target of the investigation, and that the investigators believe U. S. Steel complied with all relevant laws during the transaction. Since April 2004, there have been no further requests from the investigators. On or about July 15, 2004, the Anti Corruption Council presented a report on the Sartid bankruptcy to the Government of Serbia. U. S. Steel management is confident that there will be no impact on USSB as a result of this investigation.

Item 6. EXHIBITS

EXHIBITS

10.1	Amended and Restated Credit Agreement dated as of May 20, 2003 and amended and restated as of October 22, 2004.

10.2	Amended and Restated Security Agreement dated as of May 20, 2003 and amended and restated as of October 22, 2004.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

12.3	Computation of Pro Forma Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.4	Computation of Pro Forma Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Larry G. Schultz
Larry G. Schultz
Vice President and Controller

October 29, 2004

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.