Form 10-K
period 2004-12-31
UNITED STATES STEEL CORP
filed 2005-02-25
CIK 1163302

2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission file number 1-16811

(Exact name of registrant as specified in its charter)

Delaware	25-1897152
(State of Incorporation)	(I.R.S. Employer Identification No.)

600 Grant Street, Pittsburgh, PA 15219-2800

(Address of principal executive offices)

Tel. No. (412) 433-1121

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on which Registered
United States Steel Corporation Common Stock, par value $1.00 7% Series B Mandatory Convertible Preferred Shares 10% Senior Quarterly Income Debt Securities	New York Stock Exchange, Chicago Stock Exchange, Pacific Exchange New York Stock Exchange New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.  Yes     ✓     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ✓

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes     ✓     No

Aggregate market value of Common Stock held by non-affiliates as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter): $4.0 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

There were 114,161,845 shares of U. S. Steel Corporation Common Stock outstanding as of February 24, 2005.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated into Part III.

FORWARD-LOOKING STATEMENTS

Certain sections of the Annual Report of United States Steel Corporation (U. S. Steel) on Form 10-K, particularly Item 1. Business, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, include forward-looking statements concerning trends or events potentially affecting U. S. Steel. These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional factors affecting the businesses of U. S. Steel, see “Supplementary Data – Disclosures About Forward-Looking Statements.”

PART I

Item 1. BUSINESS

Introduction

U. S. Steel is an integrated steel producer with major production operations in the United States and Central Europe. An integrated producer uses iron ore and coke as primary raw materials for steel production. U. S. Steel has domestic annual raw steel production capability of 19.4 million net tons (tons) and Central European annual raw steel production capability of 7.4 million tons. U. S. Steel is also engaged in several other business activities, most of which are related to steel manufacturing. These include the production of iron ore pellets from taconite (rock containing iron) in the United States and the production of coke in both the United States and Central Europe; transportation services (railroad and barge operations); real estate operations and engineering and consulting services.

In 2004, U. S. Steel concentrated on successfully integrating the businesses acquired in 2003 (discussed below), improving its balance sheet, increasing liquidity and continuing to strengthen its core steel businesses in order to be better positioned for further expansion and continued improvements to its existing facilities. An equity offering of 8 million common shares was completed in March 2004 for net proceeds of $294 million, which were primarily used to redeem certain senior notes. In April 2004, U. S. Steel redeemed $187 million principal amount of its 10 3/4% senior notes, resulting in a reduction of the principal amount outstanding to $348 million, and redeemed $72 million principal amount of its 9 3/4% senior notes, resulting in a reduction of the principal amount outstanding to $378 million. In addition, U. S. Steel Kosice (USSK) retired $281 million of long-term debt in 2004.

Also during 2004, U. S. Steel made voluntary contributions of $295 million to its main domestic defined benefit pension plan and $30 million to a Voluntary Employee Benefit Association trust.

In October 2004, U. S. Steel’s $600 million revolving credit facility was amended and restated to: 1) extend the maturity to October 2009, 2) increase the borrowing base, 3) reduce the pricing for both borrowings and undrawn commitments, and 4) limit the application of many of the restrictive covenants.

In February 2004, U. S. Steel continued to divest its non-core assets when it sold substantially all of the remaining mineral interests administered by the Real Estate segment for $67 million.

In 2003, U. S. Steel engaged in several significant transactions aimed at strengthening its core steel businesses.

On May 20, 2003, U. S. Steel acquired out of bankruptcy substantially all of the integrated steelmaking assets of National Steel Corporation (National). See Note 2 to the Financial Statements for further information regarding the acquisition. The facilities that were acquired included two integrated steel plants, Granite City Works in Granite City, Illinois, and Great Lakes Works in Ecorse and River Rouge, Michigan; the Midwest Plant in Portage, Indiana; ProCoil Company LLC (ProCoil) in Canton, Michigan; a 50 percent equity interest in Double G Coatings Company, L.P. (Double G) near Jackson, Mississippi; the iron ore pellet operations in Keewatin, Minnesota (Keetac); and the Delray Connecting Railroad Company (Delray) in Michigan.

In connection with the acquisition of National, U. S. Steel negotiated a collective bargaining agreement with the United Steelworkers of America (USWA) that is substantially different from historical contracts with the USWA. This innovative agreement, which expires in September 2008, covers both U. S. Steel and former National employees and provides U. S. Steel the flexibility to staff and operate its domestic facilities on a world competitive basis.

On September 12, 2003, U. S. Steel acquired out of bankruptcy Sartid a.d. (In Bankruptcy), an integrated steel company located in the Union of Serbia and Montenegro, and certain of its subsidiaries (collectively, Sartid). U. S. Steel is operating these facilities as U. S. Steel Balkan (USSB). See Note 2 to the Financial Statements for further information regarding the acquisition.

On June 30, 2003, U. S. Steel completed the sale of its coal mines and related assets (Mining Sale). As a result, U. S. Steel no longer mines any coal. See Note 3 to the Financial Statements for further information regarding the sale.

In a non-monetary transaction in November 2003, U. S. Steel’s plate mill at Gary Works was exchanged for a pickling line located in East Chicago, Indiana. This was U. S. Steel’s only plate mill; however, U. S. Steel still produces plate in coil on its hot strip mills at Gary Works and at its European operations.

In April 2003, U. S. Steel sold certain coal seam gas interests in Alabama for $34 million. In December 2003, U. S. Steel contributed timber cutting rights with an appraised value of $59 million to its defined benefit pension plan.

Straightline Source (Straightline), a steel distribution business, was closed to new business effective December 31, 2003, and was shut down in 2004.

Segments

During 2004, U. S. Steel had four reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), Tubular Products (Tubular) and Real Estate. As of January 1, 2004, the residual results of Straightline are included in the Flat-rolled segment. The application of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” resulted in U. S. Steel consolidating the Clairton 1314B Partnership, L.P. (1314B Partnership) effective January 1, 2004. The results of the 1314B Partnership, which are included in the Flat-rolled segment, were previously accounted for under the equity method. For further information, see Notes 4 and 18 to the Financial Statements.

The Flat-rolled segment includes the operating results of U. S. Steel’s domestic integrated steel mills and equity investees involved in the production of sheet, tin mill products and strip mill plate, as well as all domestic coke production facilities. These operations are principally located in the United States and primarily serve customers in the service centers, conversion, transportation (including automotive), containers, construction and appliance markets. Effective May 20, 2003, the Flat-rolled segment includes the operating results of Granite City Works, Great Lakes Works, the Midwest Plant, ProCoil and U. S. Steel’s equity interest in Double G, which were acquired from National. In November 2003, U. S. Steel disposed of the Gary Works plate mill.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill in Slovakia; and, effective September 12, 2003, USSB, U. S. Steel’s integrated steel facilities in Serbia. Beginning March 8, 2002 and prior to September 12, 2003, this segment included the operating results of activities under certain agreements with Sartid. These agreements were terminated in conjunction with the acquisition. USSE produces and sells sheet, strip mill plate, tin mill, tubular, precision tube and specialty steel products. USSE primarily serves customers in the central and western European construction, conversion, service centers, appliance, containers, transportation, and oil, gas and petrochemicals markets.

The Tubular segment includes the operating results of U. S. Steel’s domestic tubular production facilities. These operations produce and sell both seamless and electric resistance weld (ERW) tubular products and primarily serve customers in the oil, gas and petrochemicals markets.

The Real Estate segment includes the operating results of U. S. Steel’s residential, commercial and industrial real estate that is managed and developed for sale or lease. In April 2003, U. S. Steel sold certain coal seam gas interests in Alabama for $34 million. In December 2003, U. S. Steel contributed timber cutting rights with an appraised value of $59 million to its defined benefit pension plan. In February 2004, U. S. Steel sold substantially all of the remaining mineral interests administered by the Real Estate segment for $67 million. Prior to the disposition of these assets, results they generated were reported in the Real Estate segment.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of iron ore pellets, transportation services, and engineering and consulting services. Effective May 20, 2003, Other Businesses include the operating results of Keetac and Delray, which were acquired from National. Prior to the Mining Sale on June 30, 2003, Other Businesses were involved in the mining, processing and sale of coal.

The transfer value for rounds supplied to Tubular from Flat-rolled and the transfer value of iron ore pellets supplied to Flat-rolled from Other Businesses are set at the beginning of each year based on expected total production costs.

Revenues by Product

The following table sets forth the total revenues and other income of U. S. Steel by major product group for each of the last three years.

Revenues and other income (Dollars in millions)	2004	2003(a)	2002
Revenues by product:
Flat-rolled steel products	$11,549	$7,372	$5,115
Tubular	1,042	626	555
Raw materials (coal, coke and iron ore)(b)	705	419	513
Other(c)	673	911	766
Income (loss) from investees	57	(11)	33
Net gains on disposal of assets	57	85	29
Other income	25	56	43

Total revenues and other income	$14,108	$9,458	$7,054
(a)	Includes National from the date of acquisition on May 20, 2003, and USSB from the date of acquisition on September 12, 2003.
(b)	Revenue from the sale of coal ceased with the Mining Sale on June 30, 2003. Includes revenue from the 1314B Partnership effective January 1, 2004.
(c)	Includes revenue from the sale of steel production by-products; transportation services; the management and development of real estate; and engineering and consulting services. Included revenue from steel mill products distribution prior to January 1, 2004, when the residual results of Straightline were included in Flat-rolled; and revenue from the management of mineral resources prior to February 2004, when U. S. Steel sold substantially all of the remaining mineral interests administered by Real Estate.

Steel Shipments by Segment and Product

The following tables set forth steel shipment data for U. S. Steel by segment and product for 2004, 2003 and 2002. Such data does not include shipments by joint ventures and other equity investees of U. S. Steel for all three years or shipments from Straightline for 2003 and 2002.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Product – 2004

Hot-rolled Sheets	5,164	2,215	–	7,379
Cold-rolled Sheets	4,587	1,172	–	5,759
Coated Sheets	4,286	396	–	4,682
Tin Mill Products	1,443	510	–	1,953
Tubular		158	1,092	1,250
Semi-finished and Plates	155	589	–	744

TOTAL	15,635	5,040	1,092	21,767

Product – 2003

Hot-rolled Sheets	4,495	1,777	–	6,272
Cold-rolled Sheets	4,072	1,221	–	5,293
Coated Sheets	3,215	383	–	3,598
Tin Mill Products	1,105	320	–	1,425
Tubular		145	882	1,027
Semi-finished and Plates	630	1,003	–	1,633

TOTAL	13,517	4,849	882	19,248

Product – 2002

Hot-rolled Sheets	2,818	1,392	–	4,210
Cold-rolled Sheets	3,720	1,017	–	4,737
Coated Sheets	2,056	348	–	2,404
Tin Mill Products	822	195	–	1,017
Tubular		137	773	910
Semi-finished and Plates	484	912	–	1,396

TOTAL	9,900	4,001	773	14,674

Steel Shipments by Segment and Market

The following tables set forth steel shipment data for U. S. Steel by segment and major market for 2004, 2003 and 2002. Such data does not include shipments by joint ventures and other equity investees of U. S. Steel for all three years or shipments from Straightline for 2003 and 2002. No single customer accounted for more than 10 percent of gross annual revenues; however, Tubular has a customer that accounts for more than 10 percent of its segment revenues.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Major Market – 2004
Steel Service Centers	4,270	1,050	6	5,326
Further Conversion:
Trade Customers	1,952	1,060	1	3,013
Joint Ventures	2,017	–	–	2,017
Transportation (Including Automotive)	2,557	314	2	2,873
Containers	1,361	456	–	1,817
Construction and Construction Products	1,774	1,090	–	2,864
Oil, Gas and Petrochemicals	–	40	987	1,027
Export	531	–	96	627
All Other	1,173	1,030	–	2,203

TOTAL	15,635	5,040	1,092	21,767

Major Market – 2003
Steel Service Centers	4,165	797	9	4,971
Further Conversion:
Trade Customers	1,526	1,293	50	2,869
Joint Ventures	1,728	12	–	1,740
Transportation (Including Automotive)	2,151	359	2	2,512
Containers	1,092	359	–	1,451
Construction and Construction Products	1,309	1,226	–	2,535
Oil, Gas and Petrochemicals	32	40	692	764
Export	484	–	129	613
All Other	1,030	763	–	1,793

TOTAL	13,517	4,849	882	19,248

Major Market – 2002
Steel Service Centers	2,662	613	11	3,286
Further Conversion:
Trade Customers	1,276	1,056	35	2,367
Joint Ventures	1,550	20	–	1,570
Transportation (Including Automotive)	1,217	263	5	1,485
Containers	863	289	–	1,152
Construction and Construction Products	880	1,068	–	1,948
Oil, Gas and Petrochemicals	58	32	589	679
Export	369	–	132	501
All Other	1,025	660	1	1,686

TOTAL	9,900	4,001	773	14,674

Business Strategy

U. S. Steel’s strategy is based on the stated aspiration that U. S. Steel will be a conservative, responsible company that generates a competitive return on capital and meets its financial and stakeholder obligations. Within this value framework, the following outlines U. S. Steel’s business strategy.

U. S. Steel’s business strategy is to continue to grow its investment in high-end finishing assets, expand its global business platform, reduce its costs and become a world leader in safety performance. In North America, U. S. Steel is focused on providing value-added steel products to its target markets where management believes that U. S. Steel’s leadership position, production and processing capabilities and technical service provide a competitive advantage. These products include advanced high strength steel and coated sheets for the automotive and appliance industries, sheets for the manufacture of motors and electrical equipment, galvanized and Galvalume® sheets for the construction industry, improved tin mill products for the container industry and oil country tubular goods. U. S. Steel continues to enhance its value-added businesses through the upgrading and modernization of its key production facilities.

As previously mentioned, on May 20, 2003, U. S. Steel acquired substantially all of the integrated steelmaking assets of National. U. S. Steel continues to be interested in participating in further consolidation of the North American steel industry if it would be beneficial to customers, shareholders, creditors and employees. U. S. Steel conducted due diligence in relation to the potential purchase of Stelco Inc., a Canadian steel producer, but ultimately decided not to pursue an acquisition.

Through its November 2000 purchase of USSK in Slovakia, U. S. Steel initiated a major offshore expansion into the European market. U. S. Steel extended its presence in Central Europe in 2003 with the acquisition on September 12, 2003 of USSB. U. S. Steel continues to explore additional opportunities for steel and raw materials investments in Europe. U. S. Steel’s strategy is to be a leading European steel producer and the prime supplier of steel to growing European markets, to grow its customer base in Europe by providing reliable delivery of high-quality steel and to invest in value-added facilities, including a planned automotive hot-dip galvanizing line, to improve USSE’s product mix.

Expansion opportunities in Europe and North America would be attractive to U. S. Steel. South America, China and India are also possible areas of interest. While U. S. Steel has recently pursued expansion through 100 percent acquisition, U. S. Steel may also participate in future expansion through joint ventures, acquisitions of less than 100 percent equity interests and other means.

U. S. Steel has a commitment to continuously reduce costs. The National acquisition and the 2003 labor agreements with the USWA covering all of U. S. Steel’s domestic production facilities provided U. S. Steel with an opportunity to achieve a major reduction in the cost structure of its domestic business. Total savings from National operational synergies, workforce reductions at both U. S. Steel and former National plants, and administrative cost reduction programs have exceeded $400 million in annual repeatable cost savings.

The foregoing statements of belief are forward-looking statements. Predictions regarding future cost savings are subject to uncertainties. Factors that may affect the amount of cost savings include the possibility that U. S. Steel may need more employees than anticipated to operate its business and management’s ability to implement and maintain its cost reduction strategy. Actual results could differ materially from those expressed in these forward-looking statements.

U. S. Steel has also entered into a number of joint ventures with domestic and international partners to take advantage of market or manufacturing opportunities in the sheet, tin mill and plate-consuming industries.

Steel Industry Background and Competition

The steel industry is cyclical and highly competitive and has been characterized by excess world supply, which has restricted the ability of U. S. Steel and the industry to raise prices during periods of economic growth and resist price decreases during periods of economic contraction. In 2004, worldwide supply and demand were more in balance and supply was constrained by the availability of raw materials leading to substantial price increases.

Supply and demand relationships worldwide are heavily influenced by supply and demand in China. The steel industry faces competition in many markets from producers of materials such as aluminum, cement, composites, glass, plastics and wood.

U. S. Steel is the second largest integrated steel producer in North America and, through USSK and USSB, one of the largest integrated flat-rolled producers in Central Europe. U. S. Steel competes with many domestic and foreign steel producers. Competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills, which primarily use steel scrap and, increasingly, iron-bearing feedstocks as raw materials. Mini-mills typically enjoy certain competitive advantages in the markets in which they compete through lower capital expenditures for construction of facilities and non-unionized work forces with lower total employment costs. Some mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers of flat-rolled products. Depending on market conditions, including market conditions for steel scrap, the production generated by flat-rolled mini-mills could have an adverse effect on U. S. Steel’s selling prices and shipment levels. Due primarily to growth in worldwide steel production, especially in China, prices for steelmaking commodities such as steel scrap, coal, coke and iron ore escalated to unprecedented levels in 2004 and remain at these levels. U. S. Steel’s balanced domestic raw materials position and limited dependence on steel scrap has helped the competitive position of U. S. Steel’s domestic operations.

The domestic steel industry has been under pressure for many years. Oversupply and low prices, which were attributable largely to excess imports, resulted in significant temporary or permanent capacity closures starting in late 2000. Numerous bankruptcies created many opportunities for consolidation and the domestic steel industry has been significantly restructured over the last few years. Domestic and global consolidation is expected to continue. The combination of capacity closures, consolidation and the increase in global demand for steel led to a recovery of steel prices from 20-year lows in late 2001 and early 2002 to all-time highs in 2004.

The trade remedies announced by President Bush on March 5, 2002, under Section 201 of the Trade Act of 1974, were removed by executive proclamation effective December 5, 2003, prior to running their full term of three years. Upon announcing termination of the Section 201 relief, the administration committed to continuing and improving a steel import monitoring system that will assist the domestic steel industry in identifying steel import problems in a timely manner. The negative impact of removing the tariffs has been mitigated by a number of factors including the relative value of the dollar, significant increases in ocean freight rates and the increase in the global demand for steel; however, imports have increased significantly in the past several months compared to 2003 and early 2004. Despite the decline in December, total sheet imports in the fourth quarter of 2004 increased by almost 200 percent from the same quarter of 2003 and by almost 140 percent from the first quarter of 2004. Steel imports to the United States accounted for an estimated 26 percent of the domestic steel market in the first 11 months of 2004, compared to 19 percent in 2003 and 26 percent in 2002.

The U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) are currently conducting five year “sunset” reviews of trade relief granted in 1999 regarding hot-rolled flat steel products. In these proceedings, the agencies will determine whether the following should remain in efffect: anti-dumping orders against product from Brazil and Japan, a suspension agreement pertaining to dumped product from Russia and a countervailing duty order against product from Brazil. The DOC has completed its investigations, finding that dumping or illegal subsidization, as the case may be, would be likely to continue or recur if any of these orders or the suspension agreement is revoked. The ITC will hold a hearing in March 2005 and thereafter decide whether injury to the domestic industry would be likely to continue or recur if any of the orders or the suspension agreement is revoked.

The Organization of Economic Cooperation and Development announced on June 29, 2004, that it was postponing until 2005 discussions aimed at the reduction and elimination of government investment in and support for steelmaking.

U. S. Steel will monitor imports closely and file anti-dumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, financial results.

U. S. Steel’s domestic businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel’s competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to its prior disposal of environmentally sensitive materials. Domestic integrated facilities that have emerged from bankruptcy proceedings, mini-mills and other competitors generally do not have similar liabilities. For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

U. S. Steel has approximately 48,000 active employees worldwide and provides defined benefit pension and other postretirement benefits to approximately 84,000 retirees. Domestic integrated producers that have emerged from bankruptcy proceedings and mini-mills do not have comparable fixed retiree obligations.

USSK and USSB conduct business primarily in Central and Western Europe and are subject to market conditions in those areas which are influenced by many of the same factors that affect domestic markets, as well as matters peculiar to international markets such as quotas and tariffs. USSK and USSB are affected by the worldwide overcapacity in the steel industry and the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. In particular, USSK and USSB are subject to economic conditions, environmental regulations and political factors in Europe, which if changed could negatively affect results of operations and cash flow. These economic conditions, environmental regulations and political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, limits on emissions (see “Environmental Matters” for a discussion regarding carbon dioxide emissions limits, which are applicable to European Union (EU) member countries), and quotas, tariffs and other protectionist measures. USSK and USSB are affected by the volatility of raw materials prices. USSK and USSB are susceptible to these risks as they arise in Slovakia and the Union of Serbia and Montenegro, respectively. USSK is subject to foreign currency exchange risks because its revenues are primarily in euros and its costs are primarily in U.S. dollars and Slovak koruna. USSB is subject to foreign currency exchange risks because its revenues are primarily in euros and Serbian dinars and its costs are primarily in U.S. dollars and Serbian dinars.

In response to the termination of the U.S. Section 201 proceedings, on December 5, 2003, the European Commission announced the termination of the definitive safeguard measures imposed on September 27, 2002. The EU safeguard proceedings, which were similar to the Section 201 proceedings, involved quota/tariff measures restricting the import of certain steel products into the EU. USSE had been impacted by the quota/tariff measures on four products: non-alloy hot-rolled coils, hot-rolled strip, hot-rolled sheet and cold-rolled flat products. Annual shipment quotas were set for all four products and tariffs imposed if the quotas were exceeded. The measures were scheduled to expire on March 28, 2005; however, they would have ceased to impact USSK upon Slovakia’s accession into the EU, which occurred on May 1, 2004.

During 2003, safeguard measures, similar to the EU measures, were also imposed by Poland (on March 8) and Hungary (on March 28). These measures ceased to affect USSK upon EU accession by Slovakia, Poland and Hungary on May 1, 2004.

Flat-rolled

The acquisition of the assets of National on May 20, 2003, increased U. S. Steel’s stated annual raw steel production capability for domestic operations from 12.8 millions tons to 19.4 million tons. Raw steel production was 17.3 million tons in 2004, compared with 14.9 million tons in 2003, including results from the National assets following the acquisition, and 11.5 million tons in 2002. Raw steel production averaged 89 percent of capability in 2004, compared with 88 percent of capability in 2003, recognizing the capability of National on a prorata basis, and 90 percent of capability in 2002. All steel produced in U. S. Steel’s domestic facilities is continuous cast.

Flat-rolled shipments were 15.6 million tons in 2004, 13.5 million tons in 2003, including partial year shipments from the facilities acquired from National, and 9.9 million tons in 2002. Exports accounted for approximately 3 percent of Flat-rolled’s shipments in 2004, and 4 percent in 2003 and 2002.

Flat-rolled produces sheets, tin mill products, strip mill plate and coke. Sheet products include hot-rolled, cold-rolled and coated. Flat-rolled’s sheet customer base includes service center, conversion, transportation (including automotive), construction and appliance customers. Flat-rolled also supplies a full line of tin plate and tin-free steel products, primarily used in the container industry. U. S. Steel produces plate in coil on the hot strip mill at Gary Works, which is further processed at the Feralloy Processing Company (FPC) joint venture. The majority of coke produced at the integrated steel plants is used to support Flat-rolled operations; however, some coke from Clairton Works and the 1314B Partnership is sold to trade customers. Throughout 2004, U. S. Steel operated under a force majeure declaration to its coke customers due to U. S. Steel’s inability to obtain adequate supplies of specific types of coal to meet all the specification requirements of customers. U. S. Steel declared force majeure in early 2005 as coal supplies to Clairton Works were disrupted due to river lock closures resulting from flooding. U. S. Steel has long-standing relationships with many of its customers, as do its joint ventures.

With the exception of the Fairfield pipe mill, the operating results of all the facilities within U. S. Steel’s domestic integrated steel mills are included in Flat-rolled. These facilities include Gary Works, Great Lake Works, Mon Valley Works, Granite City Works and Fairfield Works.

Gary Works, located at Gary, Indiana, has annual raw steel production capability of 7.5 million tons. Gary Works has four coke batteries, four blast furnaces, three basic oxygen converters, three Q-BOP vessels, a vacuum degassing unit and four continuous slab casters. Gary Works generally consumes all the coke it produces and sells several coke by-products. Finishing facilities include a hot strip mill, two pickling lines, two cold reduction mills, three temper mills, a double cold reduction line, two tin coating lines, an electrolytic galvanizing line and a hot dip galvanizing line. Principal products include hot-rolled, cold-rolled and coated sheets and tin mill products. Gary Works also produces strip mill plate. The Midwest Plant and East Chicago Tin are operated as part of Gary Works.

The Midwest Plant, located in Portage, Indiana, finishes hot-rolled bands. Midwest facilities include a pickling line, two cold reduction mills, two temper mills, a double cold reduction mill, two hot dip galvanizing lines, a tin coating line and a tin-free steel line. Principal products include tin mill products and hot dip galvanized, cold-rolled and electrical lamination sheets. Midwest was acquired from National on May 20, 2003.

East Chicago Tin is located in East Chicago, Indiana. Facilities include a pickling line, which was acquired in late 2003 in a non-monetary exchange with International Steel Group, a cold reduction mill, a temper mill, a tin coating line and a tin-free steel line.

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

Clairton Works is comprised of nine coke batteries owned and operated by U. S. Steel, one coke battery leased and operated by U. S. Steel and an additional two coke batteries that are operated by U. S. Steel for the 1314B Partnership, which is discussed below. Clairton (including the 1314B Partnership) produced 4.3 million tons of coke in 2004 and 4.5 million tons in 2003 and 2002. Approximately 35 percent of annual production (including the 1314B Partnership) was consumed by U. S. Steel facilities in 2004 and the remainder was sold to other domestic steel producers. Several coke by-products are sold to the chemicals and raw materials industries.

U. S. Steel is the sole general partner of and owns an equity interest in the 1314B Partnership. As general partner, U. S. Steel is responsible for operating and selling coke and by-products from the partnership’s two coke batteries located at U. S. Steel’s Clairton Works. U. S. Steel’s share of profits and losses during 2004 was 45.75 percent. The partnership at times had operating cash shortfalls in 2004, 2003 and 2002 that were funded with loans from U. S. Steel. There were no outstanding loans with the partnership at December 31, 2004, 2003 or 2002. U. S. Steel may dissolve the partnership under certain circumstances including if it is required to make equity investments or loans in excess of $150 million to fund such shortfalls. As the primary beneficiary of the partnership, U. S. Steel consolidates the results of the 1314B Partnership in its financial statements.

Granite City Works, located in Granite City, Illinois, has annual raw steel production capability of approximately 2.8 million tons. Granite City’s facilities include two coke batteries, two blast furnaces, two basic oxygen converters, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Granite City Works generally consumes all the coke it produces and sells several coke by-products. Principal products include hot-rolled, hot-dipped galvanized and Galvalume® sheets. Granite City Works was acquired from National on May 20, 2003.

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

U. S. Steel participates directly and through subsidiaries in a number of joint ventures which are included in Flat-rolled. All such joint ventures are accounted for under the equity method. Certain of the joint ventures and other investments are described below, all of which are 50 percent owned except FPC, in which U. S. Steel holds a 49 percent interest. For financial information regarding joint ventures and other investments, see Note 14 to the Financial Statements.

U. S. Steel and Pohang Iron & Steel Co., Ltd. (POSCO) of South Korea participate in a joint venture, USS-POSCO Industries (USS-POSCO), located in Pittsburg, California. The joint venture markets high quality sheet and tin mill products, principally in the western United States. USS-POSCO produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel from hot bands principally provided by U. S. Steel and POSCO. Total shipments by USS-POSCO were 1.4 million tons in 2004, and 1.2 million tons in 2003 and 2002.

U. S. Steel and Kobe Steel, Ltd. of Japan participate in a joint venture, PRO-TEC Coating Company (PRO-TEC). PRO-TEC owns and operates two hot-dip galvanizing lines in Leipsic, Ohio, which primarily serve the automotive industry. PRO-TEC’s annual capability is approximately 1.2 million tons. Total shipments by PRO-TEC were 1.1 million tons in 2004, 2003 and 2002.

U. S. Steel and Severstal North America, Inc. participate in Double Eagle Steel Coating Company (DESCO), a joint venture which operates an electrogalvanizing facility located in Dearborn, Michigan. The facility can coat both sides of sheet steel with free zinc or zinc alloy coatings, primarily for use in the automotive industry. Availability of the facility is shared equally by the partners. On December 15, 2001, production at DESCO was halted due to a fire. The facility restarted operations on September 10, 2002, with full operating levels achieved by December 2002. In 2004, 2003 and 2002, DESCO produced 650 thousand tons, 683 thousand tons and 163 thousand tons, respectively, of electrogalvanized steel.

U. S. Steel and International Steel Group, which is being acquired by Mittal Steel Co. NV, participate in the Double G joint venture, a hot dip galvanizing and Galvalume® facility located near Jackson, Mississippi, which primarily serves the construction industry. U. S. Steel’s interest was acquired from National on May 20, 2003. Double G’s production was 316 thousand tons in 2004 and 288 thousand tons in 2003.

U. S. Steel and Worthington Industries, Inc. participate in a joint venture known as Worthington Specialty Processing, which operates a steel processing facility in Jackson, Michigan. The plant is operated by Worthington Industries, Inc. The facility contains state-of-the-art technology capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. In 2004, 2003 and 2002, Worthington Specialty Processing shipments were 326 thousand tons, 282 thousand tons and 250 thousand tons, respectively.

U. S. Steel and Olympic Steel, Inc. participate in a joint venture to process laser welded sheet steel blanks at a facility in Van Buren, Michigan. The joint venture conducts business as Olympic Laser Processing. Laser welded blanks are used in the automotive industry for a number of body fabrication applications. Olympic Laser Processing shipped 2.1 million parts in 2004 and 2003, and 1.7 million parts in 2002.

FPC is a joint venture between U. S. Steel and Feralloy Corporation that converts coiled hot strip mill plate into sheared and flattened plates for shipment to customers. The plant, located in Portage, Indiana, has a temper mill linked to a cut-to-length leveling line. The line provides stress-free, leveled product with a superior surface finish. FPC provides processing services to the joint venture partners and other steel consumers and service centers. FPC had annual revenues of $5.1 million in 2004, $3.4 million in 2003 and $3.6 million in 2002.

Chrome Deposit Corporation (CDC) is a joint venture between U. S. Steel and Court Holdings. The joint venture reconditions finishing work rolls, which require grinding, chrome plating, and/or texturing. The rolls are used on rolling mills to provide superior finishes on steel sheets. CDC has 7 locations across the United States, with all locations near major steel mills. In 2004, 2003, and 2002, CDC had annual revenues of $19.9 million, $19.0 million, and $18.0 million, respectively.

U. S. Steel, through its wholly owned subsidiary, U. S. Steel Export Company de Mexico, along with Feralloy Mexico, S.R.L. de C.V., participates in a joint venture, Acero Prime, S.R.L. de C.V. (Acero Prime). Acero Prime operates in Mexico with facilities in San Luis Potosi and Ramos Arizpe, and a leased warehouse in Toluca. Acero Prime provides slitting, warehousing and logistical services.

U. S. Steel also owns an automotive technical center in Troy, Michigan. This 43,000 square foot facility brings together automotive sales, service, distribution and logistics services, product technology and applications research in one location. Much of U. S. Steel’s work in developing new grades of steel to meet the demands of automakers for high-strength, light-weight and formable materials is carried out at this location.

U. S. Steel also carries out a wide range of applied research, development and technical support functions at a leased Research and Technology Center located in Monroeville, Pennsylvania. In December 2004, U. S. Steel, through a consolidated entity established to facilitate the purchase and sale of certain fixed assets, purchased a building in Munhall, Pennsylvania. It is anticipated that the research, development and technical support functions currently performed in Monroeville will be relocated to this new facility sometime during 2006.

USSE

The USSE segment consists of USSK, USSB and several subsidiaries of each.

USSK, headquartered in Kosice, Slovakia, has annual steelmaking capability of 5.0 million tons and produces and sells sheet, strip mill plate, tin mill, tubular, precision tube and specialty steel products.

In 2004, USSK raw steel production was 4.5 million tons, compared to 4.7 million tons in 2003 and 4.4 million tons in 2002. USSK has two coke batteries, three blast furnaces, two steel shops with two vessels each, a vacuum degassing unit, a dual strand caster attached to each steel shop, a hot strip mill, two pickling lines, two cold reduction mills, a temper mill, a temper/double cold reduction mill, two hot dip galvanizing lines, two tin coating lines, three dynamo lines and a color coating line. During 2002, USSK started up the vacuum degassing facility to increase its capability to produce steel grades required for high-value applications. In 2003, USSK started up a continuous annealing line and the second tin coating line to expand its supply of tin mill products. In 2004, USSK started up a third dynamo line. USSK’s steel shipments totaled 3.9 million tons in 2004, 4.7 million tons in 2003, including those realized under toll conversion agreements with Sartid, and 4.0 million tons in 2002.

In addition, USSK owns 100 percent of Walzwerk Finow GmbH, located in eastern Germany, which produces and ships about 90 thousand tons per year of welded precision steel tubes and cold-rolled specialty shaped sections from both cold-rolled and hot-rolled product supplied primarily by USSK. USSK also has facilities for manufacturing heating radiators, spiral welded pipe and refractories.

A majority of product sales by USSK are denominated in euros and the majority of spending is in U.S. dollars and Slovak koruna. This results in exposure to currency fluctuations. U. S. Steel continually evaluates the currency mix of USSK’s cash flows. Significant changes in currency mix could result in a change in the functional currency from U.S. dollars to euros in the future.

In September 2003, U. S. Steel acquired USSB. The facilities acquired include an integrated plant in Smederevo which has two blast furnaces, three basic oxygen converters, a vacuum degassing unit, two slab casters, a hot strip mill, a pickling line, a cold reduction mill, a temper mill and a temper/double cold reduction mill. Other facilities purchased include a tin mill in Sabac, a limestone mine in Kucevo, a river port and a foundry, all located in Serbia.

U. S. Steel’s technical assessment determined that, with improved operating practices and an extensive rehabilitation and capital spending program, USSB has annual raw steel design production capability of about 2.4 million tons. During 2004, capability utilization averaged 48 percent, raw steel production was 1.2 million tons and steel shipments totaled 1.1 million tons. In 2003, following the acquisition, USSB’s raw steel production was 146 thousand tons and steel shipments totaled 150 thousand tons. A second blast furnace at USSB is expected to be returned to production in the third quarter of 2005.

A majority of product sales by USSB are denominated in euros and Serbian dinars and the majority of spending is in U.S. dollars and Serbian dinars. This results in exposure to currency fluctuations. The U.S. dollar is currently the functional currency.

Tubular

U. S. Steel produces both seamless and ERW tubular products. Seamless products are produced on a mill located at Fairfield Works in Fairfield, Alabama, and on two mills located in Lorain, Ohio. ERW products are produced on a mill located in McKeesport, Pennsylvania, which is operated by Camp-Hill Corporation. U. S. Steel has the capability to produce 1.9 million tons of tubular products in the 5 million ton tubular markets it serves. Tubular shipments were 1.1 million tons in 2004, 0.9 million tons in 2003 and 0.8 million tons in 2002. Exports accounted for approximately 9 percent of Tubular’s shipments in 2004, 15 percent in 2003 and 17 percent in 2002. The transfer value for rounds supplied by Flat-rolled is set at the beginning of the year based on expected total production costs.

Real Estate

Real Estate manages U. S. Steel’s real estate assets, which include approximately 200,000 acres of surface rights primarily in 5 states. Income is derived mainly from the sale of developed and undeveloped land and real estate leases. Real estate development and sales occur over approximately 25,000 acres of residential, commercial and industrial development and brownfield industrial redevelopment principally in Alabama, Pennsylvania and Maryland. Undeveloped land sales occur primarily in Alabama and Minnesota. Real estate lease income is derived from various leases primarily in Pennsylvania and Alabama.

Straightline

Straightline specialized in the distribution of processed, flat-rolled steel products to companies of all sizes that did not typically buy steel products directly from steel producers. Straightline was closed to new business effective December 31, 2003, and was shut down in 2004. As of January 1, 2004, the residual results of Straightline are included in the Flat-rolled segment.

Other Businesses

U. S. Steel controls domestic iron ore properties having proven and probable iron ore reserves in grades that can be processed by U. S. Steel’s domestic operations. At year-end 2004, these reserves totaled approximately

969 million short tons of iron ore concentrate equivalents available from low-grade iron-bearing materials. All reserves are located in Minnesota. Approximately 30 percent of these reserves are owned and the remaining 70 percent are leased. Current lease expiration dates vary from five to sixty years in the future, with the largest (covering 36 percent of leased reserves) expiring in 2058. Leases are routinely revised and extended. U. S. Steel’s iron ore pellet operations at Mt. Iron, Minnesota (Minntac) produced 16.9 million tons of iron ore pellets in 2004, 15.8 million tons in 2003 and 16.7 million tons in 2002. Keetac produced 6.0 million tons of iron ore pellets in 2004 and 2.9 million tons in 2003, following the acquisition from National. Iron ore pellet shipments were 24.3 million tons in 2004, 18.2 million tons in 2003, including shipments from Keetac following the acquisition, and 16.2 million tons in 2002.

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

U. S. Steel also owns 100 percent of Delray, a small transportation company located in Michigan, which was acquired from National on May 20, 2003.

UEC Technologies LLC, a wholly owned subsidiary of U. S. Steel, sells technical services worldwide to the steel, mining, chemical and related industries. Together with its subsidiary companies, it provides engineering and consulting services for facility expansions and modernizations, operating improvement projects and environmental projects.

Raw Materials and Energy

Iron Ore

With the iron ore facilities at Minntac and Keetac, U. S. Steel has the capability of being completely self-sufficient for its domestic iron ore requirements to support blast furnace production. Any surplus pellet production is sold to domestic and foreign consumers, including USSE. Depending on market conditions and transportation costs, internal iron ore requirements may be satisfied by the purchase of pellets from third parties, permitting the sale of additional pellets on the open market.

USSE purchases most of its iron ore requirements from third parties, but has purchased iron ore from U. S. Steel’s domestic iron ore facilities. U. S. Steel believes that supplies of iron ore, adequate to meet USSE’s needs, are available at competitive market prices. The main sources of iron ore for USSE are Russia and Ukraine, with supplemental supply from Venezuela and Brazil.

Coal

All of U. S. Steel’s domestic coal requirements are purchased from third parties. U. S. Steel believes that under normal circumstances supplies of coal, adequate to meet its domestic needs, are available from third parties at competitive market prices. Coal supplies were disrupted during late 2003 and throughout 2004 largely due to the declarations of force majeure by several of U. S. Steel’s major coal suppliers. Supplies were disrupted in early 2005 due to river lock closures resulting from flooding. U. S. Steel has entered into contracts at competitive market prices for its domestic coal requirements in 2005.

USSK’s coal requirements are purchased from third parties. U. S. Steel believes that supplies of coal, adequate to meet USSK’s needs, are available from third parties at competitive market prices. The main sources of coal for USSK include Poland, the Czech Republic, the United States and Russia. USSB, which purchases coke, does not currently require coal to support its operations.

Coke

Domestically, U. S. Steel operates cokemaking facilities at its Clairton, Pennsylvania; Gary, Indiana; and Granite City, Illinois locations. These owned and/or operated facilities have the capability to supply all of U. S. Steel’s domestic metallurgical coke requirements for blast furnace production. Following its purchase of National in May 2003, U. S. Steel operated, pursuant to an Operations and Maintenance Agreement, a cokemaking facility owned by EES Coke Battery, LLC (EES), located at U. S. Steel’s Great Lakes Works. Effective October 1, 2004, the Operations and Maintenance Agreement with EES was terminated and EES assumed responsibility for operating its cokemaking facility. Pursuant to a Coke Sales Agreement with EES, U. S. Steel purchased 100 percent of the output of the EES cokemaking facility during 2004 and will purchase a portion of such output during 2005. Blast furnace coal injection processes at Gary Works, Great Lakes Works and Fairfield Works continue to reduce U. S. Steel’s domestic coke requirements.

USSK operates a cokemaking facility that primarily serves the steelmaking operations at USSK. Depending on market conditions and operational schedules, USSK may purchase small quantities of coke on the open market and may also supply a portion of USSB’s needs. Blast furnace coal injection processes at USSK continue to reduce its coke requirements. USSB purchases predominantly all of its coke requirements from third party suppliers. While the coke market is expected to continue to be constrained in 2005, U. S. Steel believes that supplies of coke, adequate to meet USSK’s and USSB’s needs, are available at competitive market prices. The main sources of coke for USSK and USSB in 2005 include Poland, Ukraine, Russia, Bosnia and China.

Limestone

All domestic limestone requirements are purchased from third parties. U. S. Steel believes that supplies of limestone, adequate to meet its domestic needs, are readily available from third parties at competitive market prices.

All limestone requirements for USSK are purchased from a third party under a long-term contract. USSB sources approximately 50 percent of its limestone requirements from third party suppliers with the balance coming from production from a limestone mine under its direct control. U. S. Steel believes that supplies of limestone, adequate to meet USSB’s needs, are available from third parties at competitive market prices.

Scrap and Other Materials

Supplies of steel scrap, tin, zinc and other alloying and coating materials required to fulfill U. S. Steel’s requirements for domestic and European operations are available from third parties at competitive market prices. Generally, approximately 40 percent of U. S. Steel’s scrap requirements is generated through its normal operations. U. S. Steel utilizes some hedging and derivative purchasing practices with regard to domestic requirements for tin and zinc.

Natural Gas

U. S. Steel purchases all of its domestic natural gas requirements from third parties. U. S. Steel believes that supplies of natural gas, adequate to meet its domestic needs, are available from third parties at competitive market prices. Currently, about 60 percent of U. S. Steel’s domestic natural gas purchases are based on solicited bids, on a monthly basis, from various vendors; approximately 30 percent are made through long-term contracts; and the remainder are made daily. U. S. Steel utilizes some hedging and derivative purchasing practices with regard to domestic requirements for natural gas because of the volatility of natural gas markets.

USSK and USSB purchase their natural gas requirements from third parties under annual contracts. U. S. Steel believes that supplies of natural gas, adequate to meet USSK’s and USSB’s needs, are available from third parties at competitive market prices.

Environmental Matters

U. S. Steel maintains a comprehensive environmental policy overseen by the Corporate Governance and Public Policy Committee of the U. S. Steel Board of Directors. The Environmental Affairs organization has the responsibility to ensure that U. S. Steel’s operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Executive Environmental Committee, which is comprised of officers of U. S. Steel, is charged with reviewing its overall performance with various environmental compliance programs. Also, U. S. Steel, largely through the American Iron and Steel Institute, continues its involvement in the development of various air, water and waste regulations with federal, state and local governments concerning the implementation of cost effective pollution reduction strategies.

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

For a discussion of environmental capital expenditures and the cost of compliance for air, water, solid waste and remediation, see “Item 3. Legal Proceedings – Environmental Proceedings and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet CAA obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be adversely affected. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel’s competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to its prior disposal of environmentally sensitive materials. Domestic integrated facilities that have emerged from bankruptcy proceedings, mini-mills and other competitors generally do not have similar liabilities. For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

USSK is subject to the laws of Slovakia and the European Union (EU). The environmental requirements of Slovakia and the EU are comparable to domestic environmental standards. USSK’s environmental expenses in 2004 included usage fees, permit fees and/or penalties totaling approximately $6 million. There are no legal proceedings pending against USSK involving environmental matters. USSK also has entered into an agreement with the Slovak government to bring its facilities into environmental compliance, and expects to do so by 2006.

In April 2004, USSK submitted information to the Slovak government regarding emissions of carbon dioxide (CO2) from U. S. Steel’s plant in Kosice. This information request related to requirements imposed by the European Commission (EC) to establish carbon dioxide emission limits for member countries in preparation for the commencement of CO2 emissions trading in January 2005. Slovakia was required to submit to the EC for approval a national allocation plan (NAP) specifying its total CO2 allowances in tons of emissions for the period 2005 to 2007. Slovakia submitted its proposed NAP to the EC in early July 2004. On October 20, 2004, the EC approved an NAP for Slovakia that reduced Slovakia’s original proposed CO2 allocation by approximately 14 percent. On December 20, 2004, USSK filed an application for annulment of the EC´s October 20 decision in the Court of First

Instance of the European Communities (CFI) contesting the EC’s reduction of Slovakia’s original proposed NAP. USSK’s application requests that the CFI maintain the CO2 emissions allowances granted by the EC’s October 20, 2004 decision pending the outcome of this litigation. On February 3, 2005, USSK was advised informally by the Slovak Ministry of the Environment (Ministry) that it can expect to receive an amount of CO2 allowances for the period 2005 to 2007 that is approximately 8 percent less than the amount for USSK included in Slovakia’s proposed NAP submitted in July 2004. Following publication on the Ministry web site of the reduced CO2 allowances proposed for individual installations, on February 11, 2005, USSK filed comments with the Ministry objecting to any reduction in the CO2 allowances originally requested by USSK. The Slovak Minister of Environment announced, on February 16, 2005, that Slovakia will not challenge at the European Court of Justice the EC’s October 20 decision and that industrial installations in Slovakia would receive their CO2 allocations for the period 2005 to 2007 within a week. As of the filing of this report on Form 10-K, however, USSK had not been advised by the Ministry of its CO2 allocation. The legal action by USSK against the EC will not stay the final decision of the Ministry concerning USSK´s allowances of CO2. If the expected 8 percent reduction is confirmed by the Ministry, there are a number of alternatives available to USSK ranging from the potential purchasing of CO2 allowances to reducing steel production. The best alternative for USSK may vary depending upon a number of factors and it is not possible at this time to predict the results.

USSB is subject to the laws of the Union of Serbia and Montenegro, which are currently less restrictive than either the EU or U.S. standards, but this is expected to change over the next several years in anticipation of possible EU accession. An environmental baseline study has been conducted at USSB’s facilities. Under the terms of the acquisition, USSB will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of that study. The study was completed in June 2004 and submitted to the Government of Serbia in accordance with the terms of the acquisition.

The 1997 Kyoto Global Climate Change Agreement produced by the United Nations Convention on Climate Change, which would have required restrictions on greenhouse gas emissions in the United States, has not been ratified by the U.S. Senate, and it appears unlikely that it will be implemented domestically in the near future. It is unclear what international action will be taken concerning greenhouse gases or the economic impact of such programs; however, inter-government discussions continue.

Air

The CAA imposes stringent limits on air emissions with a federally mandated operating permit program and enhanced civil and criminal enforcement sanctions. The principal impact of the CAA on U. S. Steel is on the cokemaking and primary steelmaking operations of U. S. Steel, as described in this section.

The CAA requires the regulation of hazardous air pollutants and development and promulgation of Maximum Achievable Control Technology (MACT) Standards. It was determined in 1995 that the Chrome Electroplating MACT did not apply to steel mill sources; however, the U.S. Environmental Protection Agency (EPA) stated that MACT standards applicable to these sources would be forthcoming. To date, there has been no action taken. Potentially affected U. S. Steel facilities are the electrolytic tinning lines at Gary Works and the tin-free steel lines at East Chicago Tin and the Midwest Plant. The EPA finalized MACT standards for integrated iron and steel plants on May 20, 2003, that require compliance by May 22, 2006. The taconite iron ore processing MACT was finalized on October 30, 2003, and requires compliance by October 30, 2006. U. S. Steel anticipates that additional emissions control equipment will be needed to comply with the taconite iron ore processing MACT at Minntac and Keetac. Costs associated with compliance with these MACT standards are included in the capital expenditures disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

The CAA specifically addressed the regulation and control of coke oven batteries. The National Emission Standard for Hazardous Air Pollutants for coke oven batteries was finalized in October 1993, setting forth the MACT standard and, as an alternative, a Lowest Achievable Emission Rate (LAER) standard. Effective January 1998, U. S. Steel elected to comply with the LAER standards. U. S. Steel believes it will be able to meet the current LAER standards. The LAER standards will be further revised in 2010 and additional health risk-based standards are expected to be adopted in 2020. The EPA finalized the Phase II Coke MACT for pushing, quenching and battery stacks on April 14, 2003, that requires compliance by April 14, 2006. U. S. Steel is in the process of developing an estimate of the cost to comply.

In September 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and particulate matter, which are significantly more stringent than prior standards. The EPA is also developing regulations to address Regional Haze. The impact of these revised standards could be significant to U. S. Steel, but the cost cannot be reasonably estimated until the final regulations are promulgated and, more importantly, the states implement their State Implementation Plans covering their standards. For additional information regarding significant enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Water

U. S. Steel maintains the necessary discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA, and conducts its operations to be in compliance with such permits. For additional information regarding enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Solid Waste

U. S. Steel continues to seek methods to minimize the generation of hazardous wastes in its operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks. Corrective action under RCRA related to past waste disposal activities is discussed below under “Remediation.” For additional information regarding significant enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Remediation

A significant portion of U. S. Steel’s currently identified environmental remediation projects relate to the remediation of former and present operating locations. A number of these locations were sold by U. S. Steel and are subject to cost-sharing and remediation provisions in the sales agreements. Projects include completion of the remediation of the Grand Calumet River and the closure and remediation of permitted hazardous and non-hazardous waste landfills.

U. S. Steel is also involved in a number of remedial actions under CERCLA, RCRA and other federal and state statutes, particularly third party waste disposal sites where disposal of U. S. Steel-generated material occurred, and it is possible that additional matters may come to its attention which may require remediation. For additional information regarding remedial actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Property, Plant and Equipment Additions

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Notes 15 and 24 to the Financial Statements.

Employees

As of December 31, 2004, U. S. Steel employees totaled approximately 22,000 domestically and approximately 26,000 in Europe. Most domestic hourly employees of U. S. Steel’s steel, coke and iron ore pellet facilities are covered by a collective bargaining agreement with the USWA, which expires in September 2008 and contains a no-strike provision. At Granite City Works, employees who work in the cokemaking and blast furnace operations are represented by the International Chemical Workers Union; and a small number of employees are represented by the Bricklayers and Laborers International unions. Agreements with these unions expire in November and December 2008, and also contain no-strike provisions. Domestic hourly employees engaged in transportation activities are represented by the USWA and other unions and are covered by collective bargaining agreements with varying expiration dates. In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires in February 2007, which is subject to annual wage negotiations. Represented employees at USSB are covered by a collective bargaining agreement that expires in November 2006, which is also subject to annual wage negotiations.

Available Information

U. S. Steel’s Internet address is www.ussteel.com. U. S. Steel posts its annual report on Form 10-K, its quarterly reports on Form 10-Q and its proxy statement to its web site as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission. U. S. Steel also posts all press releases and earnings releases to its web site.

All other filings are available via a direct link on the U. S. Steel web site to the Securities and Exchange Commission’s web site, the Internet address of which is www.sec.gov.

Also available on the U. S. Steel web site are U. S. Steel’s Corporate Governance Principles and the charters of the Audit & Finance Committee, Compensation & Organization Committee and Corporate Governance & Public Policy Committee of the Board of Directors. These documents and the Annual Report on Form 10-K are also available in print to any shareholder who requests them. Such requests should be sent to the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-4801).

U. S. Steel does not intend to incorporate the contents of any web site into this document.

Other Information

Information on revenues and income (loss) of the reportable segments and Other Businesses and on revenues and other income and assets by geographic area are set forth in Note 5 to the Financial Statements.

For significant operating data for U. S. Steel for each of the last five years, see “Five-Year Operating Summary” on pages F-57 and F-58.

Item 2. PROPERTIES

The following table lists U. S. Steel’s properties, their locations and their products and services:

North American Operations

Property	Location	Products and Services
Gary Works	Gary, Indiana	Sheets; Tin Mill; Strip mill plate; Coke
Midwest Plant	Portage, Indiana	Sheets; Tin Mill
East Chicago Tin	East Chicago, Indiana	Tin Mill
Great Lakes Works	Ecorse and River Rouge, Michigan	Sheets
Mon Valley Works
Irvin Plant	West Mifflin, Pennsylvania	Sheets
Edgar Thomson Plant	Braddock, Pennsylvania	Slabs
Fairless Plant	Fairless Hills, Pennsylvania	Galvanized sheets
Clairton Works	Clairton, Pennsylvania	Coke
Clairton 1314B Partnership(a)	Clairton, Pennsylvania	Coke
Granite City Works	Granite City, Illinois	Sheets; Coke
Fairfield Works	Fairfield, Alabama	Sheets; Tubular
ProCoil Company LLC	Canton, Michigan	Steel processing; Warehousing
USS-POSCO Industries(b)	Pittsburg, California	Sheets; Tin Mill
PRO-TEC Coating Company(b)	Leipsic, Ohio	Galvanized sheets
Double Eagle Steel Coating Company(b)	Dearborn, Michigan	Electrogalvanized sheets
Double G Coatings Company, L.P.(b)	Jackson, Mississippi	Galvanized and Galvalume® sheets
Worthington Specialty Processing(b)	Jackson, Michigan	Steel processing
Olympic Laser Processing(b)	Van Buren, Michigan	Steel processing
Feralloy Processing Company(b)	Portage, Indiana	Steel processing
Acero Prime, S.R.L. de C.V.(b)	San Luis Potosi and Ramos Arizpe, Mexico	Steel processing; Warehousing
Lorain Pipe Mills	Lorain, Ohio	Tubular
Minntac iron ore operations	Mt. Iron, Minnesota	Iron ore pellets
Keetac iron ore operations	Keewatin, Minnesota	Iron ore pellets
Transtar and Delray	Alabama, Illinois, Indiana, Michigan, Ohio, Pennsylvania	Transportation services

International Operations

Property	Location	Products and Services
U. S. Steel Kosice	Kosice, Slovakia	Sheets; Tin Mill; Strip mill plate; Tubular; Coke
Walzwerke Finow GmbH	Finow, Germany	Precision steel tubes; Specialty shaped sections
U. S. Steel Balkan	Smederevo, Sabac and Kucevo, Serbia	Sheets; Tin Mill; Strip mill plate; Limestone
(a)	A consolidated partnership in which U. S. Steel owns less than 100 percent
(b)	Equity investee

With the exception of properties acquired from National on May 20, 2003, U. S. Steel or its predecessors have owned most of its domestic properties for at least 30 years with no material adverse claims asserted. In connection with the National acquisition, U. S. Steel obtained title reports and insurance covering each of the properties obtained. In addition, the Bankruptcy Court order provided that U. S. Steel acquired all of the assets free and clear of any liabilities, rights restrictions or other interests. In the case of the real property and buildings of USSK, certified copies of the property registrations were obtained and examined by local counsel prior to the acquisition. In the case of USSB, the Serbian bankruptcy law provides that USSB acquired its assets free and clear of any prior claims.

Several steel production facilities are leased. The caster facility at Fairfield, Alabama is subject to a lease expiring in 2012, with an option to purchase or to extend the lease. A coke battery at Clairton, Pennsylvania is subject to a lease through 2012, at which time title will pass to U. S. Steel. This facility was subleased to the Clairton 1314B Partnership until July 2, 2004. A ladle metallurgy and caster facility at Ecorse, Michigan is subject to a lease expiring in 2007, with an option to purchase at the end of the lease term. The electrolytic galvanizing facility at Ecorse, Michigan is subject to a lease expiring in 2007, with an option to purchase or to extend the lease. A coke battery at Granite City, Illinois, which had been subject to a lease through 2012, was purchased in June 2004. At Gary Works and the Midwest Plant in Indiana, U. S. Steel has supply agreements for various utility services with third parties who own cogeneration facilities located on U. S. Steel property. The Gary Works agreement expires in 2011 and includes a fixed buyout provision at the option of U. S. Steel. The Midwest Plant agreement expires in 2013. The headquarters office space in Pittsburgh, Pennsylvania used by U. S. Steel is leased through 2018.

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Notes 15 and 24 to the Financial Statements.

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

Asbestos Litigation

U. S. Steel is a defendant in approximately 500 active cases, involving approximately 11,000 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). More than 10,300, or approximately 94 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

In every asbestos case in which U. S. Steel is named as a party, the complaints are filed against numerous named defendants and generally do not contain allegations regarding specific monetary damages sought. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants and in no case is there any allegation of monetary damages against U. S. Steel. Historically, approximately 89 percent of the cases against U. S. Steel stated that the damages sought exceeded the amount required to establish jurisdiction of the court in which the case was filed. (Jurisdictional amounts generally range from $25,000 to $75,000.) Approximately 4 percent did not specify any damages sought at all, approximately 6 percent alleged damages of $1.0 million or less, another 0.6 percent alleged damages between $2.0 million and $10.0 million, and 0.4 percent alleged damages over $10 million. U. S. Steel does not consider the amount of damages alleged, if any, in a complaint to be relevant in assessing its potential exposure to asbestos liabilities. The ultimate outcome of any claim depends upon a myriad of legal and factual issues, including whether the plaintiff can prove actual disease, if any; actual exposure, if any, to U. S. Steel products; or the duration of exposure to asbestos, if any, on U. S. Steel’s premises. U. S. Steel has noted over the years that the form of complaint including its allegations, if any, concerning damages often depends upon the form of complaint filed by particular law firms and attorneys. Often the same damage allegation will be in multiple complaints regardless of the number of plaintiffs, the number of defendants, or any specific diseases or conditions alleged.

U. S. Steel aggressively pursues grounds for the dismissal of U. S. Steel from pending cases and litigates cases to verdict where it believes litigation is appropriate. U. S. Steel also makes efforts to settle appropriate cases, especially mesothelioma cases, for reasonable, and frequently nominal, amounts. At December 31, 2001, U. S. Steel had a total of approximately 17,100 active claims outstanding. In 2002, U. S. Steel settled 1,135 claims for a total of approximately $700,000, and had a total of 2,662 claims dismissed or otherwise resolved and 842 new claims filed. At December 31, 2002, U. S. Steel had a total of approximately 14,100 active claims outstanding. In 2003, except for the aberrant result in the Madison County case referred to in the following paragraph, U. S. Steel settled 83 claims for a total of approximately $4.6 million, and had a total of 2,038 claims dismissed or otherwise resolved and added 514 new cases (or 2,856 new claims). At December 31, 2003, U. S. Steel had a total of approximately 14,800 active claims outstanding. During 2004, U. S. Steel paid approximately $14.6 million in settlements. These settlements and voluntary and involuntary dismissals resulted in the disposition of approximately 5,300 claims. New case filings added 1,464 claims. At December 31, 2004, U. S. Steel had a total of approximately 11,000 active claims outstanding.

On March 28, 2003, a jury in Madison County, Illinois returned a verdict against U. S. Steel for $50 million in compensatory damages and $200 million in punitive damages. U. S. Steel believes that the court erred as a matter of law by failing to find that the plaintiff’s exclusive remedy was provided by the Indiana workers’ compensation law. U. S. Steel believes that this issue and other errors at trial would have enabled U. S. Steel to succeed on appeal. However, in order to avoid the delay and uncertainties of further litigation and the posting of a large appeal bond in excess of the amount of the verdict, U. S. Steel settled this case for an amount which was substantially less than the compensatory damages award and which represented a small fraction of the total award. This settlement is reflected in the results for the quarter ended March 31, 2003, and for the year ended December 31, 2003.

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

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although U. S. Steel’s results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition. Among the factors considered in reaching this conclusion are: (1) that

U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 13 years that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals, including such matters since the Madison County jury verdict and settlement in March 2003.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Environmental Proceedings

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2004, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

CERCLA Remediation Sites

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

At December 31, 2004, U. S. Steel had been identified as a PRP at a total of 20 CERCLA sites. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for cleanup and remediation costs in connection with 8 of these sites will be between $100,000 and $1 million per site, and for 10 of these sites will be under $100,000.

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

2.	In November 1996, U. S. Steel received a CERCLA 104(e) request from EPA requesting information on the former waste oil processing site named Breslube-Penn located in Coraopolis, PA. U. S. Steel joined a PRP group and entered into an Administrative Order on Consent along with six other PRPs to conduct a RI/FS. The RI has been completed and the FS, which was submitted to EPA, is currently being reviewed by EPA and PADEP. The total cost to implement a remediation project based on the group’s selection from the range of alternatives presented in the FS is estimated to be $6.4 million. Of that total, U. S. Steel’s allocable share among the eight PRPs is approximately $1.0 million. In addition, U. S. Steel’s share of PRP group costs is expected to be less than $100,000 in 2005.

In addition, there are 9 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.

Other Remediation Activities

The following is a discussion of other remediation activities at the major domestic U. S. Steel facilities:

There are 39 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 4 of these sites will be under $100,000 per site, another 17 sites have potential costs between $100,000 and $1 million per site, and 5 sites may involve remediation costs between $1 million and $5 million. Another 4 sites, including the Grand Calumet River remediation at Gary Works, the closure of hazardous waste sites at Gary Works, the claim for investigation, restoration and compensation of injuries to sediments in the east branch of the Grand Calumet River near Gary Works, and corrective action and groundwater investigation at Gary Works, have or are expected to have costs for remediation, investigation, restoration or compensation in excess of $5 million. Potential costs associated with remediation at the remaining 9 sites are not presently determinable.

Gary Works

On January 26, 1998, pursuant to an action filed by EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future ecological monitoring costs, and U. S. Steel was obligated to purchase and restore several parcels of property that have been conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of December 31, 2004, project costs have amounted to $51.5 million with another $100,000 presently projected to complete work under the approved sediment remediation plan. A Dredge Completion Report was submitted to EPA on March 29, 2004. EPA responded with written comments on the report. In response, U. S. Steel conducted additional sampling of river sediments in a portion of the dredge project area. Based on the results of the additional sediment sampling, U. S. Steel is considering additional dredging that would include additional substantial bank stabilization measures. Negotiations to have this additional work considered as a final measure are proceeding. The additional dredging and bank stabilization is anticipated to cost approximately $9.0 million. At the conclusion of the dredge project, the Corrective Action Management Unit (CAMU) will remain available and could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. Closure costs for the CAMU are estimated to be an additional $4.9 million. In addition to the sediment remediation project, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River, costs of which are estimated to be $2.4 million.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites located on plant property. The D2 disposal site and a nearby refuse area will be closed collectively. Total costs to close D2, D5, T2 and the refuse area are estimated to be $19.0 million.

In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management (IDEM), acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a Natural Resources Damages Assessment. U. S. Steel was identified as a PRP along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. The trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the trustees concluded their assessment of sediment injuries, which included a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim, which have been endorsed by representatives of the trustees and EPA to be included in a consent decree that U. S. Steel expects will resolve this claim. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs, and obtained an 8-acre parcel of land that has been transferred to the Indiana Department of Natural Resources for addition to the Indiana Dunes National Lakeshore Park owned by the National Park Service. A Consent Decree memorializing this settlement has been executed by the parties and lodged with the United States District Court for the Northern District of Indiana on August 20, 2004. Concurrent with this lodging of the Consent Decree, the United States of America filed its complaint titled United States of America v. Atlantic Richfield, et. al. asserting liability for its claim against the settling parties. In December 2004, the U.S. Department of Justice (DOJ) filed a motion with the court that requested approval and entry of the consent decree.

On October 23, 1998, a final Administrative Order on Consent was issued by EPA addressing Corrective Action for solid waste management units throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. The Current Conditions Report, U. S. Steel’s first deliverable, was submitted to EPA in January 1997 and was approved by EPA in 1998. All remaining Phase I work plans have been approved by EPA. Two Phase II RFI work plans and a self-implementing interim measure have been submitted to EPA for approval. Two other self-implementing interim measures have been completed. Through December 31, 2004, U. S. Steel has spent approximately $14.9 million for the studies, work plans, field investigations and self-implementing interim measures. The cost to implement the remaining field investigations and the submitted work plans is estimated to be $6.4 million. Until they are completed, it is impossible to assess what additional expenditures will be necessary.

On November 30, 1999, IDEM issued a notice of violation (NOV) alleging various air violations at Gary Works, including opacity violations at the No. 1 BOP and pushing violations at the four coke batteries. On August 21, 2002, IDEM issued a revised NOV which supercedes the 1999 NOV and includes alleged violations at the blast furnaces, steel shops and coke batteries from 1998 to present. The cost of the settlement of this matter is currently indeterminable. An agreed order is being negotiated that may include a pushing compliance plan.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at its Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $424,000.

Fairfield Works

In December 1995, U. S. Steel reached an agreement in principle with EPA and DOJ with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by U. S. Steel, EPA and DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two Supplemental Environmental Projects at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved for the site on September 16, 2002. Field sampling for the work plan was completed in 2004. U. S. Steel is currently preparing a Phase I RFI Report for submission to ADEM in early 2005. The cost to complete this study is estimated to be $414,000. In addition, U. S. Steel is developing a corrective measure implementation plan for remediation of Upper Opossum Creek. The cost to U. S. Steel for implementing this plan is estimated to be $3.6 million. Lower Opossum Creek is approximately 4.5 miles of the Opossum Creek Area of Concern. U. S. Steel is investigating Lower Opossum Creek under a joint agreement with Beazer, Inc. whereby U. S. Steel has agreed to pay 30 percent of the investigation costs. U. S. Steel estimates its share of the remaining costs of this investigation and costs to implement sediment remediation to be $823,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Implementation of the Phase I fieldwork for Ensley commenced in June 2004. The cost to complete this study is approximately $478,000.

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

Great Lakes Works

U. S. Steel has agreed to the terms of a consent decree that will include the installation of a new bag house for B2 Blast Furnace; the installation of baffles at the Quench Tower, which has been completed; projects to reduce emissions from the BOP; a civil penalty of $950,000; and a supplemental environmental project at a cost of $200,000 for river bank improvements. Great Lakes Works continues to identify and evaluate potential operating practices and facility improvements to reduce emissions.

Duluth Works

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $12.9 million for cleanup and agency oversight costs through December 31, 2004. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Current study and oversight costs are estimated at $363,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five year review recommendations.

Geneva Works

In November 1989, the Utah Department of Environmental Quality issued a permit to U. S. Steel for the closure of three hazardous waste impoundments including facility-wide corrective action at U. S. Steel’s former Geneva Works. The permit was administratively extended until May 14, 2004, when it was reissued to U. S. Steel and Geneva Steel Company (Geneva), the site owner. The permit allocates responsibility for corrective action between U. S. Steel and Geneva. U. S. Steel has commenced the development of work plans that are necessary to begin field investigations on some areas of the facility for which U. S. Steel has responsibility under the permit. The remaining costs to prepare these work plans, implement field investigations and continue post closure care on the three hazardous waste impoundments are estimated to be approximately $5.6 million. On June 2, 2004, Geneva filed a motion in U.S. Bankruptcy Court for the District of Utah to approve the amendment and assumption of the 1987 Asset Sales Agreement, the acceptance of the permit and the retention of a remediation contractor. On July 7, 2004, the motion was heard and granted providing for Geneva’s continuing involvement and funding of the remediation required by the permit.

Other

In September 2001, U. S. Steel agreed to an Administrative Order on Consent with the State of North Carolina for the assessment and cleanup of a Greensboro, North Carolina fertilizer manufacturing site. The site was owned by Armour Agriculture Chemical Company (now named Viad) from 1912 to 1968. U. S. Steel owned the site from 1968 to 1986 and sold the site to LaRoche Industries in 1986. The agreed order allocated responsibility for assessment and cleanup costs as follows: Viad - 48 percent, U. S. Steel – 26 percent and LaRoche – 26 percent; and LaRoche was appointed to be the lead party responsible for conducting the cleanup. In March 2001, U. S. Steel was notified that LaRoche had filed for protection under bankruptcy law. On August 23, 2001, the allocation of responsibility for this site assessment and cleanup and the cost allocation was approved by the bankruptcy court in the LaRoche bankruptcy. The estimated remediation costs are $3.1 million. U. S. Steel’s estimated share of these costs is $801,000, based on the allocation factor of 26 percent.

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas. The site is a former zinc smelter operated by Edgar Zinc from 1898 to 1931. U. S. Steel agreed in a Consent Order before KDHE, signed April 7, 2003, with KDHE and Salomon Smith Barney Holdings, Inc. (SSB), to conduct an investigation and develop remediation alternatives. Under that agreement, U. S. Steel and SSB each bear a 50 percent share of the costs of those responsibilities. In 2004, a remedial action design report was submitted to and approved by KDHE. U. S. Steel anticipates that its share of the costs necessary to complete the remedial design and implement the preferred remedy will be approximately $2.2 million.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of U. S. Steel and their ages as of February 1, 2005, are as follows:

John J. Connelly	58	Senior Vice President–Strategic Planning and Business Development
John H. Goodish	56	Executive Vice President–Operations
Gretchen R. Haggerty	49	Executive Vice President & Chief Financial Officer
Christopher J. Navetta	56	President, U. S. Steel Kosice, s.r.o.
Dan D. Sandman	56	Vice Chairman and Chief Legal & Administrative Officer, General Counsel and Secretary
Larry G. Schultz	55	Vice President & Controller
Thomas W. Sterling	57	Senior Vice President–Human Resources and Business Services
John P. Surma, Jr.	50	President and Chief Executive Officer

All of the executive officers mentioned above have held responsible management or professional positions with U. S. Steel, Marathon Oil Corporation or their subsidiaries for more than the past five years.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The principal market on which U. S. Steel common stock is traded is the New York Stock Exchange. U. S. Steel common stock is also traded on the Chicago Stock Exchange and the Pacific Exchange. Information concerning the high and low sales price for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in “Selected Quarterly Financial Data (Unaudited)” on page F-55.

As of January 31, 2005, there were 31,747 registered holders of U. S. Steel common stock.

The Board of Directors intends to declare and pay dividends on U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel, although it has no obligation under Delaware law or the U. S. Steel Certificate of Incorporation to do so. After the separation from Marathon Oil Corporation, U. S. Steel established an initial quarterly dividend rate of $0.05 per share effective with the March 2002 payment. The quarterly dividend rate was increased to $.08 per share effective with the March 2005 payment. Dividends on U. S. Steel common stock are limited to legally available funds and are subject to limitations under U. S. Steel’s debt obligations. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Liquidity.”

Recent Sales of Unregistered Securities

In 2004, no unregistered shares were issued.

Item 6. SELECTED FINANCIAL DATA

Dollars in millions (except per share data)	2004(a)	2003	2002	2001(b)	2000(b)
Statement of Operations Data:
Revenues and other income(c)(d)	$14,108	$9,458	$7,054	$6,375	$6,132
Income (loss) from operations(e)	1,580	(730)	128	(405)	104
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles(e)	1,077	(406)	61	(218)	(21)
Net income (loss)(e)	$1,091	$(463)	$61	$(218)	$(21)
Per Common Share Data:
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles(f) – basic	$9.47	(4.09)	.62	(2.45)	(.24)
– diluted	8.37	(4.09)	.62	(2.45)	(.24)
Net income (loss)(f)– basic	9.60	(4.64)	.62	(2.45)	(.24)
– diluted	8.48	(4.64)	.62	(2.45)	(.24)
Dividends paid(g)	.20	.20	.20	.55	1.00
Balance Sheet Data – December 31:
Total assets	$10,956	$7,837	$7,977	$8,337	$8,711
Capitalization:
Notes payable	$—	$—	$—	$—	$70
Long-term debt including amount due within one year(h)	1,371	1,933	1,434	1,466	2,375
Preferred stock of subsidiary(i)	—	—	—	—	66
Trust Preferred Securities(i)	—	—	—	—	183
Stockholders’ equity	3,970	1,093	2,027	2,506	1,919

Total capitalization	$5,341	$3,026	$3,461	$3,972	$4,613
(a)	Includes minor revisions from the unaudited results reported on Form 8-K filed on January 25, 2005. Unaudited results for the year-ended December 31, 2004, were income from operations of $1,584 million and net income of $1,085 million, or $8.44 per diluted share.
(b)	Prior to December 31, 2001, U. S. Steel comprised an operating unit of USX Corporation, now named Marathon Oil Corporation (Marathon). On December 31, 2001, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock to holders of USX-U. S. Steel Group common stock on a one-for-one basis. The balance sheet position as of December 31, 2001, reflects the financial position of U. S. Steel as a standalone entity. The balance sheet position as of December 31, 2000, and the income statement for each of the two years ended December 31, 2001 and 2000, represent a carve-out presentation of the businesses of U. S. Steel. Stockholders’ equity as of December 31, 2000, represents the combined net assets of the businesses comprising U. S. Steel (Marathon’s net investment in U. S. Steel).
(c)	Consists of revenues, dividend and investee income (loss), net gains on disposal of assets and other income (loss).
(d)	For discussion of changes between the years 2004, 2003 and 2002, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase in revenues and other income from 2001 to 2002 was primarily due to higher shipments and average realized prices for domestic sheet products; the absence of the $104 million impairment of receivables primarily from Republic, which was included in 2001; increased Straightline shipments as a result of a full year of operations; and higher average realized prices for USSK, which were partially due to foreign exchange effects. These were partially offset by reduced domestic tubular and plate shipment volumes. The increase in revenues and other income from 2000 to 2001 was mainly due to the inclusion of USSK revenues for the full year, the inclusion of Transtar revenues following the reorganization and higher income from investees relating to the gain on the Transtar reorganization; partially offset by lower domestic sheet, tubular and plate shipment volumes, lower average realized prices for domestic sheet products, and the $104 million impairment of receivables primarily from Republic.
(e)	For discussion of changes between the years 2004, 2003 and 2002, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The improvement from 2001 to 2002 was primarily due to improved operating efficiencies; higher average realized prices and shipment volumes for sheet products; lower asset impairments; lower energy costs; cost savings initiatives; and higher income from iron ore pellet and coal operations. These were partially offset by higher pension settlement losses; lower shipment volumes and average realized prices for tubular products; the absence of the gain on the Transtar reorganization, which occurred in 2001; and lower income from coke operations. The decrease from 2000 to 2001 mainly resulted from lower prices and shipment volumes for sheet products; higher employee benefit costs; lower results from coal, iron ore pellet and tin operations; and increased asset impairments; partially offset by a full year of income from USSK and the gain on the Transtar reorganization.
(f)	See Note 11 to the Financial Statements for the basis of calculating earnings per share.
(g)	For years 2000 and 2001, represents dividends paid per share on USX–U. S. Steel Group common stock.
(h)	For discussion of changes between the years 2004, 2003 and 2002, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The decrease in long-term debt from 2000 to 2001 was primarily due to transactions related to the separation from Marathon.
(i)	At the separation from Marathon, these securities were either redeemed for cash by Marathon, or retained by Marathon and redeemed or repaid in January 2002.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and related notes that appear elsewhere in this document.

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of U. S. Steel. These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see “Supplementary Data – Disclosures About Forward-Looking Statements.”

Overview

U. S. Steel is the second largest integrated steel producer in North America and has a broad and diverse mix of products and customers. U. S. Steel uses iron ore, coal, coke, and steel scrap to produce a wide range of steel products, concentrating on value-added steel products for customers with demanding technical applications in the automotive, appliance, container, industrial machinery, construction and oil and gas industries. In addition to its domestic facilities, U. S. Steel has significant operations in Central Europe through U. S. Steel Kosice (USSK), located in Slovakia, and U. S. Steel Balkan (USSB), located in Serbia. U. S. Steel ‘s financial results are primarily determined by the combined effects of shipment volume; selling prices; production costs; and value-added product mix, since these products typically provide a higher profit margin than more commodity-type steel products. The primary drivers for U. S. Steel are economic conditions in the United States, Europe and, to a lesser extent, other steel-consuming regions; the levels of worldwide steel production and consumption; pension and other postretirement benefits (OPEB) costs; and raw material (iron ore, coal, coke, steel scrap, zinc and tin) and energy (natural gas and electricity) costs.

U. S. Steel’s long-term success depends on its ability to implement the strategy described below. Some of the other key issues which will impact the global steel industry, and U. S. Steel in particular, include the sustainability of higher steel prices; the steep increase in the cost of purchased raw materials; the level of unfunded pension and OPEB liabilities; the magnitude and durability of the world economic recovery; and the impact of production and consumption of steel in China, which has led to much of the recent volatility in steel raw material supplies and global steel pricing. Steel imports to the United States increased significantly during 2004 and could continue to increase depending on the relative strength of the U.S. dollar, market pricing, and consumption in the United States versus other regions.

Strategy

U. S. Steel’s business strategy is to continue to grow its investment in high-end finishing assets, expand its global business platform, reduce its costs and become a world leader in safety performance. In North America, U. S. Steel is focused on providing value-added steel products to its target markets where management believes that U. S. Steel’s leadership position, production and processing capabilities and technical service provide a competitive advantage. These products include advanced high strength steel and coated sheets for the automotive and appliance industries, sheets for the manufacture of motors and electrical equipment, galvanized and Galvalume® sheets for the construction industry, improved tin mill products for the container industry and oil country tubular goods. U. S. Steel continues to enhance its value-added businesses through the upgrading and modernization of its key production facilities.

U. S. Steel continues to be interested in participating in further consolidation of the North American steel industry if it would be beneficial to customers, shareholders, creditors and employees.

U. S. Steel continues to explore additional opportunities for steel and raw materials investments in Europe. U. S. Steel’s strategy is to be a leading European steel producer and the prime supplier of steel to growing

European markets, to grow its customer base in Europe by providing reliable delivery of high-quality steel and to invest in value-added facilities, including a planned automotive hot-dip galvanizing line, to improve USSE’s product mix.

Expansion opportunities in Europe and North America would be attractive to U. S. Steel. South America, China and India are also possible areas of interest.

In 2004, U. S. Steel concentrated on successfully integrating the businesses acquired in 2003 (discussed below), improving its balance sheet, increasing liquidity and continuing to strengthen its core steel businesses in order to be better positioned for further expansion and continued improvements to its existing facilities. An equity offering of 8 million common shares was completed in March 2004 for net proceeds of $294 million, which were primarily used to redeem certain senior notes. In April 2004, U. S. Steel redeemed $187 million principal amount of its 10 3/4% senior notes, resulting in a reduction of the principal amount outstanding to $348 million, and redeemed $72 million principal amount of its 9 3/4% senior notes, resulting in a reduction of the principal amount outstanding to $378 million. In addition, USSK retired $281 million of long-term debt in 2004. In total these debt repayments reduced annualized interest expense by approximately $50 million.

Also during 2004, U. S. Steel made voluntary contributions of $295 million to its main domestic defined benefit pension plan and $30 million to a Voluntary Employee Benefit Association trust.

In October 2004, U. S. Steel’s $600 million revolving credit facility was amended and restated to: 1) extend the maturity to October 2009, 2) increase the borrowing base, 3) reduce the pricing for both borrowings and undrawn commitments, and 4) limit the application of many of the restrictive covenants.

In February 2004, U. S. Steel continued to divest its non-core assets when it sold substantially all of the remaining mineral interests administered by the Real Estate segment for $67 million.

In 2003, U. S. Steel engaged in several significant transactions aimed at strengthening its core steel businesses.

On May 20, 2003, U. S. Steel acquired out of bankruptcy substantially all of the integrated steelmaking assets of National Steel Corporation (National). See Note 2 to the Financial Statements for further information regarding the acquisition. The facilities that were acquired included two integrated steel plants, Granite City Works in Granite City, Illinois, and Great Lakes Works in Ecorse and River Rouge, Michigan; the Midwest Plant in Portage, Indiana; ProCoil Company LLC (ProCoil) in Canton, Michigan; a 50 percent equity interest in Double G Coatings Company, L.P. (Double G) near Jackson, Mississippi; the iron ore pellet operations in Keewatin, Minnesota (Keetac); and the Delray Connecting Railroad Company (Delray) in Michigan. This acquisition increased annual domestic raw steel production capability by 6.6 million net tons (tons) to 19.4 million tons.

U. S. Steel and the United Steelworkers of America (USWA) reached a five-year labor agreement that was effective upon the completion of the National acquisition and which covers both U. S. Steel and former National employees. This agreement allowed for a workforce restructuring aimed at achieving a 20 percent productivity improvement, expanded profit-based variable compensation, provided cost-sharing mechanisms for employee and retiree health care expenses, and provided a joint mechanism to consider further acquisitions of steel and steel-related assets in North America.

On September 12, 2003, U. S. Steel acquired out of bankruptcy Sartid a.d. (In Bankruptcy), an integrated steel company located in the Union of Serbia and Montenegro, and certain of its subsidiaries (collectively, Sartid). U. S. Steel is operating these facilities as USSB. See Note 2 to the Financial Statements for further information regarding the acquisition. This acquisition increased annual European raw steel production capability by 2.4 million tons to 7.4 million tons.

On June 30, 2003, U. S. Steel completed the sale of its coal mines and related assets (Mining Sale). As a result, U. S. Steel no longer mines any coal. See Note 3 to the Financial Statements for further information regarding the sale.

In a non-monetary transaction in November 2003, U. S. Steel’s plate mill at Gary Works was exchanged for a pickling line located in East Chicago, Indiana. This was U. S. Steel’s only plate mill; however, U. S. Steel still produces plate in coil on its hot strip mills at Gary Works and at its European operations.

In April 2003, U. S. Steel sold certain coal seam gas interests in Alabama for $34 million. In December 2003, U. S. Steel contributed timber cutting rights with an appraised value of $59 million to its defined benefit pension plan.

Straightline Source (Straightline) was closed to new business effective December 31, 2003, and was shut down in 2004.

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

Pensions and OPEB – The recording of net periodic benefit costs (credits) for defined benefit pensions and OPEB are based on, among other things, assumptions of the expected annual return on plan assets, discount rate, escalation or other changes in retiree health care costs and plan participation levels. Changes in the assumptions or differences between actual and expected changes in the present value of liabilities or assets of U. S. Steel’s plans could cause net periodic benefit costs to increase or decrease materially from year to year as discussed below.

U. S. Steel bases its estimate of the annual expected return on plan assets on the historical long-term rate of return experienced by U. S. Steel’s plan assets, the investment mix of plan assets between debt, equities and other investments, and its view of market returns expected in the future. Based on a review of these factors, U. S. Steel has kept the expected annual return on pension plan assets for its main pension plan at 8.0 percent for 2005. Net periodic pension cost, excluding multiemployer plans, is expected to total $230 million in 2005. A  1/2 percentage point increase or decrease in the expected return on plan assets for 2005 would have decreased or increased, respectively, the expected net periodic pension cost by $34 million.

U. S. Steel determines the discount rate applied to pension and OPEB obligations at each year end or required interim period based on a number of external barometers used to measure the status of high quality bond rates consistent with the expected payout period of the obligations. Based on this evaluation at December 31, 2004, U. S. Steel lowered the discount rate used to measure both pension and OPEB obligations from 6.0 percent to 5.75 percent. Lower discount rates increase the actuarial losses of the plans and will unfavorably impact net periodic benefit costs by approximately $6 million for pensions in 2005 principally due to the impact of required amortization amounts. Total OPEB costs in 2005 are expected to be approximately $109 million. A  1/2 percentage point increase in the discount rate would have decreased the estimated 2005 net periodic pension and OPEB costs by approximately $14 million and $3 million, respectively. A  1/2 percentage point decrease in the discount rate would have increased the estimated 2005 net periodic pension and OPEB costs by approximately $14 million and $3 million, respectively. As of December 31, 2004, a  1/2 percentage point increase in the discount rate would have decreased pension and OPEB liabilities by $340 million and $110 million, respectively. A  1/2 percentage point decrease in the discount rate would have increased pension and OPEB liabilities by $370 million and $120 million, respectively.

U. S. Steel determines the escalation trend in per capita health care costs based on historical rate experience under U. S. Steel’s insurance plans. Assumed health care cost trend rates no longer have a significant effect on the amounts reported for U. S. Steel’s health care plans, other than the benefit plan offered to retired mineworkers, since a cost cap was negotiated in 2003 with the USWA, which freezes Steelworker retiree medical costs after the 2006 base year. Most salaried benefits are limited to flat dollar payments that are not affected by escalation. For measurement purposes, U. S. Steel has assumed an initial escalation rate of 9 percent for 2005. This rate is assumed to decrease gradually to an ultimate rate of 4.75 percent in 2013 and remain at that level thereafter. A  1/2 percentage point increase in the escalation trend would have increased expected net periodic OPEB costs by approximately $8 million in 2005. A  1/2 percentage point decrease in the escalation trend would have decreased expected net periodic OPEB costs by approximately $7 million in 2005.

Changes in the assumptions for expected annual return on plan assets and the discount rate do not impact the funding calculations used to derive minimum funding requirements for the pension plans. For further cash flow discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Liquidity.”

Asset Impairments – Asset impairments are recognized when the carrying value of those productive assets exceeds their aggregate projected undiscounted cash flows. These undiscounted cash flows are based on management’s long range estimates of market conditions and the overall performance associated with the individual asset or asset grouping. If future demand and market conditions are less favorable than those projected by management, or if the probability of disposition of the assets differs from that previously estimated by management, additional asset write-downs may be required.

Taxes – U. S. Steel records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event that U. S. Steel were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should U. S. Steel determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the valuation allowance for deferred tax assets would be charged to income in the period such determination was made. The amount of net foreign deferred tax assets recorded as of December 31, 2004, was $36 million, net of an established valuation allowance of $48 million. See Note 13 to the Financial Statements. U. S. Steel expects to generate future taxable income to realize the benefits of these net deferred tax assets.

U. S. Steel makes no provision for deferred U.S. and certain foreign income taxes on the undistributed earnings of USSK and other consolidated foreign subsidiaries because management intends to permanently reinvest such earnings in foreign operations. While U. S. Steel is currently studying the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004, as of December 31, 2004 and based on the tax laws in effect at that time, it was U. S. Steel’s intention to continue to indefinitely reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. Undistributed foreign earnings at December 31, 2004 amounted to approximately $952 million. If such earnings were not permanently reinvested, a U.S. deferred tax liability of approximately $300 million would be required.

U. S. Steel records liabilities for potential tax deficiencies. These liabilities are based on management’s judgment of the risk of loss should those items be challenged by taxing authorities. In the event that U. S. Steel were to determine that tax-related items would not be considered deficiencies or that items previously not considered to be potential deficiencies could be considered potential tax deficiencies (as a result of an audit, tax ruling or other positions or authority), an adjustment to the liability would be recorded through income in the period such determination was made.

Environmental Remediation – U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. U. S. Steel regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination was made. As of December 31, 2004, total accruals for environmental remediation were $123 million, excluding liabilities related to asset retirement obligations under Statement of Financial Accounting Standards (FAS) No. 143.

Segments

During 2004, U. S. Steel had four reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), Tubular Products (Tubular) and Real Estate. As of January 1, 2004, the residual results of Straightline are included in the Flat-rolled segment. The application of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” resulted in U. S. Steel consolidating the Clairton 1314B Partnership, L.P. (1314B Partnership) effective January 1, 2004. The results of the 1314B Partnership, which are included in the Flat-rolled segment, were previously accounted for under the equity method. For further information, see Notes 4 and 18 to the Financial Statements.

The National acquisition changed the composition of the Flat-rolled segment and Other Businesses as described below, but did not result in a change in U. S. Steel’s reportable segments. Effective with the Mining Sale, Other Businesses are no longer involved in the mining, processing and sale of coal. Effective with the acquisition of Sartid, the USSK segment was renamed USSE and includes the operating results of both USSK and USSB.

Effective with the third quarter of 2003, the composition of the Flat-rolled segment was changed to include the results of the coke operations at Clairton Works and Gary Works, which were previously reported in Other Businesses. This change reflected U. S. Steel’s management consolidations. Effective with the fourth quarter of 2003, benefit expenses for current retirees are separately identified and are no longer allocated to the reportable segments and Other Businesses. These expenses include pensions, health care, life insurance and any profit-based expenses for the benefit of retirees. Benefit expenses for active employees continue to be allocated to the reportable segments and Other Businesses. Furthermore, U. S. Steel changed its methodology for allocating certain corporate costs. See Note 5 to the Financial Statements for details. These changes were made so that operating results of U. S. Steel’s reportable segments will better reflect their current contribution and so that U. S. Steel’s segment results will be more comparable to those of its primary competitors who do not have significant fixed retiree obligations. Comparative results have been conformed to the current year presentation.

The Flat-rolled segment includes the operating results of U. S. Steel’s domestic integrated steel mills and equity investees involved in the production of sheet, tin mill products and strip mill plate, as well as all domestic coke production facilities. These operations are principally located in the United States and primarily serve customers in the service centers, conversion, transportation (including automotive), containers, construction and appliance markets. Effective May 20, 2003, the Flat-rolled segment includes the operating results of Granite City Works, Great Lakes Works, the Midwest Plant, ProCoil and U. S. Steel’s equity interest in Double G, which were acquired from National. In November 2003, U. S. Steel disposed of the Gary Works plate mill.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill in Slovakia; and, effective September 12, 2003, USSB, U. S. Steel’s integrated steel facilities in Serbia. Beginning March 8, 2002 and prior to September 12, 2003, this segment included the operating results of activities under certain agreements with Sartid. These agreements were terminated in conjunction with the acquisition. USSE produces and sells sheet, strip mill plate, tin mill, tubular, precision tube and specialty steel products. USSE primarily serves customers in the central and western European construction, conversion, service centers, appliance, containers, transportation, and oil, gas and petrochemicals markets.

The Tubular segment includes the operating results of U. S. Steel’s domestic tubular production facilities. These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemicals markets.

The Real Estate segment includes the operating results of U. S. Steel’s residential, commercial and industrial real estate that is managed and developed for sale or lease. In April 2003, U. S. Steel sold certain coal seam gas interests in Alabama for $34 million. In December 2003, U. S. Steel contributed timber cutting rights with an appraised value of $59 million to its defined benefit pension plan. In February 2004, U. S. Steel sold substantially all of the remaining mineral interests administered by the Real Estate segment for $67 million. Prior to the disposition of these assets, results they generated were reported in the Real Estate segment.

The Straightline segment included the operating results of U. S. Steel’s technology-enabled distribution business that was closed to new business effective December 31, 2003, and was shut down in 2004.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of iron ore pellets, transportation services, and engineering and consulting services. Effective May 20, 2003, Other Businesses include the operating results of Keetac and Delray, which were acquired from National. Prior to the Mining Sale on June 30, 2003, Other Businesses were involved in the mining, processing and sale of coal.

The transfer value for rounds supplied to Tubular from Flat-rolled and the transfer value of iron ore pellets supplied to Flat-rolled from Other Businesses are set at the beginning of each year based on expected total production costs.

Income

The principal drivers of U. S. Steel’s financial results are price, volume, cost and product mix. To the extent that these factors are affected by industry conditions and the overall economic climate, revenues and income will reflect such conditions.

Revenues and other income (Dollars in millions)	2004	2003(a)	2002
Revenues by product:
Flat-rolled steel products	$11,549	$7,372	$5,115
Tubular	1,042	626	555
Raw materials (coal, coke and iron ore)(b)	705	419	513
Other(c)	673	911	766
Income (loss) from investees	57	(11)	33
Net gains on disposal of assets	57	85	29
Other income	25	56	43

Total revenues and other income	$14,108	$9,458	$7,054
(a)	Includes National from the date of acquisition on May 20, 2003, and USSB from the date of acquisition on September 12, 2003.
(b)	Revenue from the sale of coal ceased with the Mining Sale on June 30, 2003. Includes revenue from the 1314B Partnership effective January 1, 2004.
(c)	Includes revenue from the sale of steel production by-products; transportation services; the management and development of real estate; and engineering and consulting services. Included revenue from steel mill products distribution prior to January 1, 2004, when the residual results of Straightline were included in Flat-rolled; and revenue from the management of mineral resources prior to February 2004, when U. S. Steel sold substantially all of the remaining mineral interests administered by Real Estate.

Total revenues and other income in 2004 increased $4,650 million compared to 2003. The increases primarily reflected higher average realized prices for Flat-rolled, Tubular and European operations; higher shipment volumes for domestic sheet, tin and tubular products; higher shipment volumes for USSE; and higher revenues on commercial coke shipments due primarily to the consolidation of the 1314B Partnership effective January 1, 2004. These were partially offset by lower 2004 shipment volumes for plate products resulting from the disposal in November 2003 of U. S. Steel’s only plate mill and the absence of revenues from coal sales in 2004 due to the Mining Sale. Revenues for domestic sheet and tin products benefited from the inclusion of shipments from the acquired National Steel Corporation (National) facilities for the entire 2004 period. Revenues for USSE included shipments from the acquired Serbian facilities for the entire 2004 period. Revenues and other income in 2004 included a $43 million favorable effect resulting from the sale of certain assets, consisting of a gain on disposal of assets of $36 million and other income of $7 million. Revenues and other income in 2003 included a net gain on disposal of assets of $55 million resulting from the timber contribution to the pension plan and a $47 million favorable effect resulting from the sale of certain assets, consisting of a gain on disposal of assets of $13 million and other income of $34 million.

Total revenues and other income in 2003 increased $2,404 million compared to 2002. The increase primarily reflected higher shipment volumes for domestic sheet and tin products due to the National acquisition, increased prices and shipment volumes for USSE and increased prices for domestic sheet products. The improvement also reflected higher prices and volumes on commercial coke shipments, increased shipments of slabs and increased shipments for Straightline. These were partially offset by lower coal revenue due to the Mining Sale, lower plate revenue due in part to the disposition of the Gary plate mill, and lower commercial shipments of iron ore pellets.

Income from investees in 2002 included $39 million of insurance recoveries related to a 2001 fire at USS-POSCO, other income included $38 million from a Federal excise tax refund, and gains on disposal of assets included $20 million from the sale of U. S. Steel’s shares of VSZ a.s. (VSZ).

Profit-based union payments

Results for 2004 included costs of $241 million related to three profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the USWA. Segment results for 2004 included $131 million of these costs and the balance was included in retiree benefit expenses. All of these costs are included in cost of revenues. Payment amounts per the agreement are calculated as percentages of consolidated income from operations after special items (as defined in the agreement) and are: (1) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton; (2) to be used to offset a portion of future medical insurance premiums to be paid by U. S. Steel retirees based on 5 percent of profit above $15 per ton; and (3) to be contributed to a trust to assist National retirees with healthcare costs based on between 6 percent and 7.5 percent of profit. At the end of 2003 and 2004, assumptions for the second calculation above were included in the calculation of retiree medical liabilities, and costs for this item are calculated in the same manner as other retiree medical expenses.

Pension and OPEB costs

Defined benefit pension and multiemployer pension plan benefit costs, which are included in income (loss) from operations, totaled $254 million in 2004, compared to $556 million in 2003 and a credit of $3 million in 2002. The costs in 2004 and 2003 included settlement, termination and curtailment losses of $22 million and $447 million, respectively. The credit in 2002 included $100 million of settlement losses. Excluding these one-time charges, the increase in 2004 compared to 2003 mainly reflected a lower return on assets and higher amortization of net actuarial losses due to recognition of prior years’ net asset losses, revised retirement rate assumptions, curtailment liabilities from the prior year’s Transition Assistance Program (TAP) and a lower discount rate. Excluding settlement, termination and curtailment losses, the increase of $212 million in 2003 compared to 2002 was primarily due to a lower return on assets, a decline in the expected return on assets assumption and a lower discount rate.

OPEB costs, which are also included in income (loss) from operations, totaled $106 million in 2004, compared to $241 million in 2003 and $150 million in 2002. Costs in 2003 included $58 million of curtailment charges. The reduction in OPEB expense in 2004 compared to 2003, excluding the curtailment charges, primarily reflected cost-sharing mechanisms negotiated with the USWA in 2003 in conjunction with assumed changes to retiree participation in company-sponsored prescription drug programs based on future benefits under the Medicare Prescription Drug Improvement and Modernization Act of 2003. This decrease was partially offset by higher costs in 2004 related to the early retirements under the TAP recorded at the end of the third quarter of 2003 and additional costs in 2004 due to the full-period inclusion of costs related to employees added with the National acquisition and to changes in assumed retirement ages. The increase in 2003 compared to 2002, excluding the curtailment charges, was primarily due to the addition of liabilities for National employees, changes in rate of retirement assumptions and a lower discount rate.

Costs related to defined contribution plans totaled $18 million in 2004, compared to $15 million in 2003 and 2002.

For additional information on pensions and other postretirement benefits, see Note 19 to the Financial Statements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $66 million in 2004 compared to 2003. The increase in 2004 was primarily due to higher pension costs and increased costs following the acquisition of the Serbian facilities, partially offset by lower compensation expense related to stock appreciation rights and lower OPEB costs.

Selling, general and administrative expenses were $673 million in 2003, compared to $418 million in 2002. The increase in 2003 was primarily due to higher pension and OPEB costs, increased compensation expense related to stock appreciation rights, and higher expenses at USSE due mainly to unfavorable effects of foreign currency exchange rate differences and increased business development expenses. These were partially offset by the favorable effect in 2003 of the absence of the impairment of retiree medical cost reimbursements receivable from Republic, which occurred in 2002.

Restructuring charges

Restructuring charges of $683 million in 2003 consisted of the workforce reduction charge of $621 million, costs related to the Straightline shutdown totaling $16 million and $46 million of asset impairments, all of which are reflected in the following table under “Other items not allocated to segments.” See Note 9 to the Financial Statements for further details.

Income (loss) from operations: (a)

(Dollars in millions)	2004	2003	2002
Flat-rolled	$1,185	$(54)	$(84)
USSE	394	203	110
Tubular	197	(25)	(6)
Real Estate	30	50	50
Straightline		(70)	(45)

Total income (loss) from reportable segments	1,806	104	25
Other Businesses	28	(35)	33

Segment Income (Loss) from operations	1,834	69	58
Retiree benefit (expenses) credits	(257)	(107)	79
Other items not allocated to segments:
Workforce reduction charges (including pension settlements)	(17)	(621)	(100)
Stock appreciation rights	(23)	(75)	–
Costs related to Straightline shutdown	–	(16)	–
Asset impairments	–	(57)	(14)
Litigation items	–	(25)	9
Costs related to Fairless shutdown	–	–	(1)
Income from sale of certain assets	43	47	–
Gain on timber contribution to pension plan	–	55	–
Insurance recoveries related to USS-POSCO fire	–	–	39
Federal excise tax refund	–	–	38
Gain on VSZ share sale	–	–	20

Total income (loss) from operations	$1,580	$(730)	$128
(a)	See Note 5 to the Financial Statements for reconciliations and other disclosures required by FAS No. 131.

Segment results for Flat-rolled

Flat-rolled recorded segment income of $1,185 million in 2004, compared to a loss of $54 million in 2003. The improvement was mainly due to higher average realized prices, which increased by $152 per ton; cost savings due to workforce reductions and ongoing cost reduction efforts; and the full-period realization of favorable effects resulting from the National acquisition. These improvements were partially offset by higher costs for raw materials, benefits and energy; and accruals for profit-based payments for union and non-union employees.

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

Segment results for USSE

USSE segment income for 2004 was $394 million, compared to income of $203 million in 2003. The increase primarily resulted from higher average realized prices, which increased by $171 per ton, partially offset by increased costs for raw materials.

USSE segment income for the full-year 2003 reflected an increase of $93 million from 2002. The improvement was primarily due to higher average realized prices as a result of favorable exchange rate effects and price increases, as well as higher shipment volumes. Beginning March 8, 2002 and prior to September 12, 2003, USSE shipments included those realized under toll conversion agreements with Sartid and, effective September 12, 2003, included all shipments from USSB (formerly Sartid). These improvements were partially offset by the unfavorable effect on costs of changes in foreign exchange rates; costs associated with the conversion and facility management agreements with Sartid, which were terminated in conjunction with the acquisition; and post-acquisition operating losses at USSB including effects from a 38-day strike.

Segment results for Tubular

Tubular recorded segment income of $197 million in 2004, compared to a segment loss of $25 million in 2003. The improvement resulted primarily from higher average realized prices, which increased by $233 per ton. Margins in 2004 also benefited from stable costs for the significant portion of tube rounds supplied by Flat-rolled, which are transferred at a cost-based annual value established at the beginning of the year.

The segment loss for Tubular in 2003 reflected a decline of $19 million from 2002 primarily due to lower average realized prices for seamless products and higher natural gas prices, partially offset by increased shipment volumes for seamless products and income from the sale of Delta Tubular Processing.

Segment results for Real Estate

Real Estate segment income for 2004 was $30 million, down $20 million from 2003. The decrease primarily reflected lower mineral interest royalties as a result of the sale in February 2004 of substantially all of the remaining mineral interests administered by Real Estate.

Real Estate segment income for 2003 and 2002 was $50 million. Increased coal seam gas royalties were offset by lower real estate sales.

Results for Other Businesses

Other Businesses recorded income of $28 million in 2004, compared to a loss of $35 million in 2003. The improvement was mainly due to higher results for iron ore pellet operations and transportation services.

The loss for Other Businesses for 2003 reflected a decline of $68 million from income of $33 million in 2002. The decrease mainly reflected lower results from iron ore pellet operations due primarily to reduced shipment volumes, and lower results for coal operations and transportation services.

Items not allocated to segments:

Stock appreciation rights resulted in $23 million and $75 million of compensation expense accrued in 2004 and 2003, respectively. These stock appreciation rights were issued over the last ten years and allow the holders to receive cash and/or common stock equal to the excess of the fair market value of the common stock over the exercise price. No stock appreciation rights were issued in 2004.

Costs related to Straightline shutdown consisted of the write-down of fixed assets and certain employee benefit costs resulting from the shutdown of Straightline, which was completed in 2004.

Workforce reduction charges of $17 million in 2004 reflected a pension settlement loss in the non-qualified defined benefit pension plan related to the retirement of several executive management employees, while the $100 million in 2002 reflected pension settlement losses related to retirements of personnel covered under the non-union qualified pension plan and the non-qualified defined benefit pension plan. Workforce reduction charges totaling $621 million in 2003 related to U. S. Steel’s ongoing operating and administrative cost reduction programs and consisted of curtailment expenses of $310 million for pensions and $64 million for other postretirement benefits related to employee reductions under the TAP for union employees (excluding former National employees retiring under the TAP), other retirements, layoffs and asset dispositions; $103 million for early retirement cash incentives related to the TAP; pension settlement losses of $97 million due to a high level of retirements of salaried employees; termination benefit charges of $40 million primarily for enhanced pension benefits provided to U. S. Steel employees retiring under the TAP; and $7 million for the cost of layoff unemployment benefits provided to non-represented employees.

Asset impairments of $57 million in 2003 resulted from a non-monetary asset exchange with International Steel Group, which was completed effective November 1, 2003, and the impairment of a cost method investment. Asset impairments in 2002 were for charges related to reserves established against receivables exposure from financially distressed steel companies, primarily Republic.

Gain on timber contribution to pension plan reflected a $55 million gain resulting from the excess of fair value over net book value for timber cutting rights valued at $59 million, which U. S. Steel voluntarily contributed to its defined benefit pension fund in December 2003.

Income from sale of certain assets of $43 million in 2004 resulted from the sale in February 2004 of substantially all of Real Estate’s remaining mineral interests and certain real estate interests. Income from sale of certain assets of $47 million in 2003 resulted from the sale in April 2003 of certain of Real Estate’s coal seam gas interests and from the Mining Sale.

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

Net interest and other financial costs

Net interest and other financial costs were $119 million in 2004, compared to $130 million in 2003 and $115 million in 2002. Net interest and other financial costs in 2004 and 2003 included favorable adjustments of $38 million and $17 million, respectively, related to interest accrued for prior years’ income taxes. The decrease in 2004 compared to 2003 primarily reflected lower interest on tax-related liabilities, partially due to the more favorable 2004 adjustment related to the settlement of prior years’ taxes, more favorable changes in foreign currency effects and increased interest income. These favorable items were partially offset by a $33 million charge resulting from the early redemption of certain senior debt in April 2004. The $15 million increase from 2002 to 2003 was primarily due to interest on the new 9 3/4% senior notes, partially offset by more favorable changes in foreign currency effects and lower interest on tax-related liabilities resulting from the favorable $17 million adjustment related to the settlement of prior years’ taxes. The foreign currency effects were primarily due to remeasurement of USSK and USSB net monetary assets into the U.S. dollar, which is the functional currency of both, and resulted in net gains of $32 million, $20 million and $16 million in 2004, 2003 and 2002, respectively.

Income taxes

The income tax provision in 2004 was $351 million, compared to benefits in 2003 and 2002 of $454 million and $48 million, respectively. The provision in 2004 included a charge of $32 million related to the settlement regarding tax benefits for USSK under Slovakia’s foreign investors’ tax credit, and a $23 million favorable effect relating to an adjustment of prior years’ taxes. The tax benefits in 2003 and 2002 included favorable effects relating to adjustments of prior years’ taxes of $19 million and $8 million, respectively. The change to a tax provision in 2004 as compared to tax benefits in the previous two years was primarily the result of pre-tax income from domestic operations recorded in 2004 compared to domestic pre-tax losses in 2003 and 2002. The increase in the tax benefit in 2003 compared to 2002 was primarily due to increased pre-tax losses for domestic operations, including increased benefit costs.

The Slovak Income Tax Act provides an income tax credit, which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. Management believes that USSK fulfilled all of the necessary conditions for claiming the tax credit for the years for which it was claimed and anticipates meeting such requirements in 2005. As a result of claiming these tax credits and management’s intent to reinvest earnings in foreign operations, virtually no income tax provision, except for the two $16 million tax payments discussed below, is recorded for USSK income.

In connection with Slovakia joining the European Union (EU), the total tax credit granted to USSK for the period 2000 through 2009 was limited to $430 million, and USSK agreed to make tax payments of $16 million in 2004 and 2005, the first of which was paid in June 2004. Also, additional conditions for claiming the tax credit were established. These new conditions limit USSK’s annual production of flat-rolled product and its sales of all products into the 15 countries that were members of the EU prior to Slovakia and 9 other nations joining the EU in May 2004. Management believes the future impact of these changes will be minimal because Slovak tax laws have been modified and tax rates have been reduced since the acquisition of USSK; and the production and sales limits, which provide for annual increases through 2009, are not materially burdensome.

While U. S. Steel is currently studying the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004, as of December 31, 2004, and based on the tax laws in effect at that time, it was U. S. Steel’s intention to continue to indefinitely reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. Undistributed foreign earnings at December 31, 2004 amounted to approximately $952 million. If such earnings were not permanently reinvested, a U.S. deferred tax liability of approximately $300 million would be required.

As of December 31, 2004, U. S. Steel had net U.S. federal and state deferred tax liabilities of $314 million and $61 million, respectively. The valuation allowance for domestic taxes was reversed through equity in 2004. At December 31, 2004, the amount of net foreign deferred tax assets recorded was $36 million, net of an established valuation allowance of $48 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Slovak koruna. A full valuation allowance is recorded for Serbian deferred tax assets due to the lack of historical information and the losses experienced in the months immediately following the acquisition of USSB. If USSB continues to generate income, the valuation allowance of $17 million for Serbian taxes could be partially or fully reversed at such time that it is more likely than not that the related deferred tax assets will be realized. Management will continue to monitor and assess taxable income, deferred tax assets and tax planning strategies to determine the need for, and the appropriate amount of, any valuation allowance.

See Note 13 to the Financial Statements for further information regarding income taxes.

Net income (loss)

Net income in 2004 was $1,091 million, compared with a net loss of $463 million in 2003 and net income of $61 million in 2002. The changes primarily reflected the factors discussed above.

Operations

Flat-rolled shipments were 15.6 million tons in 2004, 13.5 million tons in 2003, including partial year shipments from the facilities acquired from National, and 9.9 million tons in 2002. Tubular shipments were 1.1 million tons in 2004, 0.9 million tons in 2003 and 0.8 million tons in 2002. Exports accounted for approximately 4 percent of U. S. Steel’s domestic shipments in 2004 and 2003, and 5 percent in 2002.

USSE shipments were 5.0 million tons in 2004, 4.8 million tons in 2003, including partial year shipments from USSB, and 4.0 million tons in 2002.

The acquisition of the assets of National on May 20, 2003, increased U. S. Steel’s stated annual raw steel production capability for domestic operations from 12.8 millions tons to 19.4 million tons. Raw steel production was 17.3 million tons in 2004, compared with 14.9 million tons in 2003, including production from the National assets following the acquisition, and 11.5 million tons in 2002. Raw steel production averaged 89 percent of capability in 2004, compared to 88 percent of capability in 2003, recognizing the National capability on a prorata basis, and 90 percent of capability in 2002. All steel produced in U. S. Steel’s domestic facilities is continuous cast. Domestic capability utilization in 2004 and 2003 was reduced by scheduled blast furnace repair outages, which occurred in the second, third and fourth quarters of 2004 and in the second quarter of 2003. In 2002, domestic raw steel production was affected by poor market conditions during the first quarter, the acceleration into the fourth quarter of some blast furnace repair work that was originally scheduled to occur in 2003 and the high level of imports.

The acquisition of Sartid on September 12, 2003, increased USSE’s stated annual raw steel production capability from 5.0 million tons to 7.4 million tons. USSE raw steel production was 5.7 million tons in 2004, 4.8 million tons in 2003, including production from the Sartid assets following the acquisition, and 4.4 million tons in 2002. USSE’s raw steel production averaged 77 percent of capability in 2004, compared to 84 percent of capability in 2003, recognizing the Sartid capability on a prorata basis, and 88 percent in 2002. USSE’s capability utilization in 2004 was reduced by the inclusion of USSB, as well as by operational difficulties with a blast furnace in Slovakia during the first quarter. USSE’s capability utilization in 2003 was reduced by a blast furnace outage at USSK and the partial period inclusion of USSB as only about a third of its annual production capability was operational at the time of its acquisition in September 2003. USSB’s capability utilization averaged 48 percent in 2004 and 20 percent in 2003 following the acquisition.

Financial Condition, Cash Flows and Liquidity

Financial Condition

Current assets at year-end 2004 increased $1,137 million from year-end 2003 primarily due to increased cash balances and higher trade receivables. The increase in cash was mainly due to improved operations, $294 million of net proceeds from an equity offering and proceeds from the disposal of assets, partially offset by capital spending, the voluntary funding of benefit plans, the repayment of USSK debt and the redemption of certain senior notes. The increase in trade receivables primarily resulted from higher revenues in the fourth quarter of 2004, compared to last year’s fourth quarter, resulting mainly from higher steel prices.

FAS No. 87 “Employer’s Accounting for Pensions” provides that if, at any plan measurement date, the fair value of plan assets is less than the plan’s accumulated benefit obligation (ABO), the sponsor must record a minimum liability at least equal to the amount by which the ABO exceeds the fair value of the plan assets and any pension asset must be removed from the balance sheet. The sum of the liability and pension asset is offset by the recognition of an intangible asset and/or as a direct charge to stockholders’ equity, net of tax effects. Such adjustments have no direct impact on earnings per share or cash. At December 31, 2004, U. S. Steel’s main defined benefit pension plan was measured and it was determined that an additional minimum liability is no longer required for this plan. Consequently, required entries were recorded that increased prepaid pensions by $2.48 billion, decreased the intangible pension asset by $440 million and resulted in a net credit to equity of $1.45 billion, which decreased the accumulated other comprehensive loss.

Long-term deferred income tax benefits at year-end 2004 decreased $325 million from year-end 2003 and long-term deferred income tax liabilities increased $592 million, primarily due to the elimination of federal and state deferred tax assets that were established in connection with the additional minimum liability for U. S. Steel’s main defined benefit pension plan, as well as the utilization of net operating loss carryforwards.

Current liabilities at year-end 2004 increased $404 million from year-end 2003 mainly due to increases in accounts payable and payroll and benefits payable. The increase in accounts payable resulted mainly from higher raw materials costs and increased purchases of capital assets in late 2004 compared to the same period last year. The increase in payroll and benefits payable was primarily due to liabilities resulting from the profit-based union payments that were previously discussed.

Long-term debt at December 31, 2004, was $1,363 million, $527 million lower than year-end 2003. The decrease in debt was primarily due to the retirement of $281 million of USSK long-term debt and the early redemption of certain senior notes. For discussion, see “Liquidity.”

Employee benefits at December 31, 2004, decreased $257 million from year-end 2003. Employee benefits at year-end 2003 included the net pension liability related to an additional minimum liability adjustment for U. S. Steel’s main defined benefit pension plan. In addition, OPEB liabilities decreased primarily because the sum of retiree medical benefit payments made in cash and a $30 million voluntary cash contribution to a trust exceeded the amount of retiree medical expense booked in 2004. Retiree medical expense was $60 million lower in 2004 as compared to 2003 due to recognition of the estimated effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 and a cost cap negotiated with the USWA in 2003. For further information, see “Estimated Future Benefit Payments” in Note 19 to the Financial Statements.

Additional paid-in capital increased by $354 million from the prior year end primarily reflecting U. S. Steel’s equity offering that was completed in March 2004.

Cash Flows

Net cash provided from operating activities was $1,400 million in 2004, compared with $577 million in 2003. Higher income after adjustments for noncash items was partially offset by increased working capital requirements. Cash from operating activities in 2004 was reduced by $295 million of voluntary contributions to the main defined benefit pension plan, $186 million of OPEB payments, $50 million of payments to a multiemployer pension plan, $44 million of payments to pension plans not funded by trusts and $30 million of contributions to a Voluntary Employee Benefit Association trust. In 2003, OPEB payments were primarily funded by trusts. The $75 million in voluntary contributions to the main defined benefit pension plan in 2003 consisted of timber cutting rights valued at $59 million and $16 million of cash. Further contributions totaling $15 million were made to other smaller pension plans in 2003. U. S. Steel’s Board of Directors has authorized additional contributions of up to $260 million to U. S. Steel’s trusts for pensions and OPEB by the end of 2006.

Net cash provided from operating activities of $577 million in 2003 reflected an improvement of $298 million compared to 2002. The improvement resulted mainly from lower working capital requirements.

Capital expenditures in 2004 were $579 million, compared with $316 million in 2003. Domestic expenditures of $356 million in 2004 were spread over several facilities. The most significant expenditures were for improvements to two blast furnaces at Gary Works and a blast furnace at Granite City Works, for transportation equipment and for open pit mining equipment. European expenditures of $223 million were primarily for USSK and included projects to reduce air emissions at the steelmaking facilities, commencement of construction of an air separation plant and completion of the third dynamo line, which began operation in June 2004. At USSB, work on refurbishing the steelmaking shop and the second blast furnace was accelerated.

Major domestic projects in 2003 included the quench and temper line project at Lorain Pipe Mills. Major projects at USSE in 2003 included continued work on the third dynamo line and the installation of additional tin mill facilities at USSK.

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

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at December 31, 2004, totaled $98 million compared with $23 million at December 31, 2003.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitment under this capital improvements program as of December 31, 2004, was $257 million. In addition, USSB has a commitment to the Serbian government that requires it to spend up to $157 million during the first five years for working capital; the repair, rehabilitation, improvement, modification and upgrade of facilities; and community support and economic development. USSB spent approximately $135 million (including working capital) through December 31, 2004, leaving a balance of $22 million under this commitment. See Note 28 to the Financial Statements for further information.

Capital expenditures for 2005 are expected to be approximately $755 million, reflecting approximately $475 million for domestic operations and $280 million for European facilities. Domestic projects include the rebuild of the Gary Works’ No. 13 blast furnace, acquisition of mobile and mining equipment and coke oven thru-wall repairs at Clairton Works and Gary Works. Projects in Slovakia include initial spending for a new automotive galvanizing line; and continuing work on air emissions reduction projects in the steelmaking facilities and on a new air separation plant. Projects in Serbia include completion of the rehabilitation of the second blast furnace and steel production improvements.

The preceding statement concerning expected 2005 capital expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, general economic conditions, business conditions, availability of capital, whether or not assets are purchased or financed by operating leases, and unforeseen hazards such as contractor performance, weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

Acquisitions in 2003 consisted of $839 million for the National assets, $29 million for USSB and a $37 million cash payment related to the purchase of USSK. The $38 million in 2002 was a cash payment related to the purchase of USSK.

Disposal of assets in 2004 consisted mainly of proceeds from the sale of substantially all of the Real Estate segment’s remaining mineral interests and certain real estate interests. Disposal of assets in 2003 consisted mainly of proceeds from the Mining Sale, cash collections on notes received in prior years’ asset disposals, the sale of the former National headquarters building and the sale of U. S. Steel’s interest in Delta Tubular Processing. Disposal of assets in 2002 consisted mainly of proceeds from the sale of U. S. Steel’s investment in stock of VSZ.

Restricted cash – Net deposits of $32 million in 2003 and $67 million in 2002 were mainly used to collateralize letters of credit to meet financial assurance requirements.

Issuance of long-term debt in 2003 resulted from the issuance of $450 million of 9 3/4% senior notes in May, net of deferred financing costs associated with the notes and the inventory facility. For discussion, see “Liquidity.”

Repayment of long-term debt in 2004 mainly reflected the retirement of long-term USSK debt and the early redemption of certain senior notes. For discussion, see “Liquidity.” Repayment of long-term debt in 2003 and 2002 was mainly the USSK debt.

Preferred stock issued in 2003 reflected net proceeds from the offering of 5 million shares of Series B Preferred.

Common stock issued in 2004 primarily reflected $294 million of net proceeds from U. S. Steel’s equity offering completed in March 2004. The remaining amount mainly reflected proceeds from stock sales through the exercise of options. The 2003 amount primarily reflected sales through the Dividend Reinvestment and Stock Purchase Plan. The 2002 amount primarily reflected $192 million of net proceeds from U. S. Steel’s equity offering completed in May 2002, as well as sales through the Dividend Reinvestment and Stock Purchase Plan.

Dividends paid in 2004 were $39 million, compared with $35 million in 2003 and $19 million in 2002. Payments in all three periods reflected the quarterly dividend rate of five cents per common share. Dividends paid in 2004 also reflected a quarterly dividend rate of $0.875 per share for the Series B Preferred. Dividends paid in 2003 also included an initial dividend of $1.206 per share for the Series B Preferred, which was paid on June 15, 2003, and a quarterly dividend rate of $0.875 per share thereafter. The quarterly dividend rate per common share was increased to eight cents effective with the March 2005 payment. Dividends were paid out of additional paid-in capital while U. S. Steel was in a retained deficit position.

For discussion of restrictions on future dividend payments, see “Liquidity.”

Debt and Convertible Preferred Shares Ratings

On November 5, 2004, Moody’s Investors Service upgraded U. S. Steel’s senior unsecured debt rating two steps, from B1 to Ba2. On November 12, 2004, Standard & Poor’s Ratings Services upgraded U. S. Steel’s senior unsecured debt rating from BB- to BB and raised the preferred stock rating from B- to B.

Liquidity

In November 2001, U. S. Steel entered into a five-year Receivables Purchase Agreement with financial institutions. U. S. Steel established a wholly owned subsidiary, U. S. Steel Receivables LLC (USSR), which is a consolidated special-purpose, bankruptcy-remote entity that acquires, on a daily basis, eligible trade receivables generated by U. S. Steel and certain of its subsidiaries. USSR can sell an undivided interest in these receivables to certain commercial paper conduits. USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees, certain of which are determined by credit ratings of U. S. Steel. See Note 18 to the Financial Statements.

In May 2003, U. S. Steel entered into an amendment to the Receivables Purchase Agreement, which increased fundings under the facility to the lesser of eligible receivables or $500 million. Eligible receivables exclude certain obligors, amounts in excess of defined percentages for certain obligors, and amounts past due or due beyond a defined period. In addition, eligible receivables are calculated by deducting certain reserves, which are based on various determinants including concentration, dilution and loss percentages, as well as the credit ratings of U. S. Steel. As of December 31, 2004, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

While the term of the Receivables Purchase Agreement is five years, the facility also terminates on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the inventory facility discussed below and other debt obligations, any failure of USSR to maintain certain ratios related to the collectability of the receivables, and failure to extend the commitments of the commercial paper conduits’ liquidity providers, which currently terminate on November 23, 2005.

In May 2003, U. S. Steel entered into a four-year revolving credit facility that provides for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the Receivables Purchase Agreement. The Inventory Facility contained a number of covenants that may have limited U. S. Steel’s ability to incur debt, make capital expenditures, sell assets, incur liens and make dividend and other restricted payments. The Inventory Facility also included a fixed charge coverage ratio test, which had to be met if availability was less than $100 million.

In October 2004, the Inventory Facility was amended and restated to extend its maturity until October 2009, increase advance rates on semi-finished and raw materials, reduce certain reserves, and modify pricing terms. In addition, many of the restrictive covenants apply now only when average availability under the facility is less than $100 million. As of December 31, 2004, U. S. Steel had in excess of $600 million of eligible inventory under the Inventory Facility, and utilized $6 million for letters of credit, reducing availability to $594 million.

At December 31, 2004, USSK had no borrowings against its $40 million and $20 million credit facilities, but had $4 million of customs guarantees outstanding, reducing availability to $56 million. Both facilities expire in December 2006.

In the third quarter of 2004, USSB entered into a new EUR 9.3 million (which approximated $12.7 million at December 31, 2004) committed working capital facility secured by its inventory of finished and semi-finished goods. This facility has a term of one year, and can be extended by mutual agreement of the parties for up to two additional one-year periods. At December 31, 2004, USSB had no borrowings against this facility.

In July 2001, U. S. Steel issued $385 million of 10 3/4% senior notes due August 1, 2008 (10 3/4% Senior Notes), and in September 2001, U. S. Steel issued an additional $150 million of 10 3/4% Senior Notes. In May 2003, U. S. Steel issued $450 million of 9 3/4% senior notes due May 15, 2010 (9 3/4% Senior Notes).

On April 19, 2004, U. S. Steel redeemed $187 million principal amount of the 10 3/4% Senior Notes at a 10.75 percent premium, resulting in a reduction of the principal amount outstanding to $348 million, and redeemed $72 million principal amount of the 9 3/4% Senior Notes at a 9.75 percent premium, resulting in a reduction of the principal amount outstanding to $378 million. These were the aggregate principal amounts outstanding as of December 31, 2004. U. S. Steel redeemed these notes using most of the $294 million net proceeds from an equity offering, which was completed in March 2004. The remaining net proceeds were used for general corporate purposes.

The 10 3/4% Senior Notes and the 9 3/4% Senior Notes (together, the Senior Notes) impose very similar limitations on U. S. Steel’s ability to make restricted payments. Restricted payments under the indentures include the declaration or payment of dividends on capital stock; the purchase, redemption or other acquisition or retirement for value of capital stock; the retirement of any subordinated obligations prior to their scheduled maturity; and the making of any investments other than those specifically permitted under the indentures. In order to make restricted payments, U. S. Steel must satisfy certain requirements, which include a consolidated coverage ratio based on EBITDA and consolidated interest expense for the four most recent quarters. In addition, the total of all restricted payments made since the 10 3/4% Senior Notes were issued cannot exceed the cumulative cash proceeds from the sale of capital stock and certain investments plus 50% of consolidated net income from October 1, 2001, through the most recent quarter-end treated as one accounting period, or, if there is a consolidated net loss for the period, less 100 percent of such consolidated net loss. A complete description of the requirements and defined terms such as restricted payments, EBITDA and consolidated net income can be found in the indenture for the 10 3/4% Senior Notes and in the first supplemental indenture that were filed as Exhibits 4(f) and 4(g) to U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2001. In conjunction with issuing the 9 3/4% Senior Notes, U. S. Steel solicited the consent of the 10 3/4% Senior Note holders to conform certain terms of the 10 3/4% Senior Notes to the terms of the 9 3/4% Senior Notes. The second supplemental indenture for the 10 3/4% Senior Notes and the Officer’s Certificate for the 9 3/4% Senior Notes were filed as Exhibit 4.2 and Exhibit 4.1, respectively, to U. S. Steel’s Current Report on Form 8-K dated May 20, 2003.

As of December 31, 2004, U. S. Steel met the consolidated coverage ratio and had approximately $1.2 billion of availability to make restricted payments under the calculation described in the preceding paragraph. The Senior Notes indentures also allow U. S. Steel to declare and make payment of dividends on the Series B Preferred, and allow other restricted payments of up to $28 million as of December 31, 2004. U. S. Steel’s ability to declare and pay dividends or make other restricted payments in the future is subject to U. S. Steel’s ability to continue to meet the consolidated coverage ratio and have amounts available under the calculation or one of the exclusions just discussed.

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

U. S. Steel was in compliance with all of its debt covenants at December 31, 2004.

U. S. Steel has utilized surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. U. S. Steel has replaced some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $118 million of liquidity sources for financial assurance purposes as of December 31, 2004, an increase of $5 million during 2004, and expects to commit approximately $10 million to $20 million more during 2005.

U. S. Steel was contingently liable for debt and other obligations of Marathon as of December 31, 2004, in the amount of $42 million. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes in the amount of $472 million and certain lease obligations totaling $190 million that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable.

The following table summarizes U. S. Steel’s liquidity as of December 31, 2004:

(Dollars in millions)
Cash and cash equivalents (a)	$1,021
Amount available under Receivables Purchase Agreement	500
Amount available under Inventory Facility	594
Amounts available under USSE credit facilities	69

Total estimated liquidity	$2,184
(a)	Excludes $16 million of cash, which resulted from the consolidation of the 1314B Partnership, because it is not available for U. S. Steel’s use.

U. S. Steel’s liquidity at December 31, 2004 increased significantly compared to year-end 2003 primarily as a result of cash generated from operating activities.

The following table summarizes U. S. Steel’s contractual obligations at December 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

(Dollars in millions)
	Payments Due by Period
Contractual Obligations	Total		2005	2006 through 2007	2008 through 2009	Beyond 2009
Long-term debt and capital leases(a)	$1,373		$8	$33	$379	$953
Operating leases(b)	460		118	169	57	116
Capital commitments(c)	355		59	39	-	257
USSB Commitments	22		-	3	19	-
Environmental commitments(c)	123		21	-	-	102	(d)
Steelworkers Pension Trust	(e	)	26	55	29	(e	)
Other postretirement benefits	(f	)	243	545	475	(f	)

Total contractual obligations	(g	)	$475	$844	$959	(g	)
(a)	See Note 17 to the Financial Statements.
(b)	See Note 27 to the Financial Statements.
(c)	See Note 28 to the Financial Statements.
(d)	Timing of potential cash flows is not determinable.
(e)	It is impossible to make a prediction of cash requirements beyond the term of the USWA labor contract, which expires in 2008.
(f)	U. S. Steel accrues an annual cost for these benefit obligations under plans covering its active and retiree populations in accordance with generally accepted accounting principles. These obligations will require corporate cash in future years to the extent that trust assets are restricted or insufficient and to the extent that company contributions are required by law or union labor agreement. Amounts in the years 2005 through 2009 reflect our current estimate of corporate cash outflows and are net of the projected use of funds available from asset trusts. The accuracy of this forecast of future cash flows depends on various factors such as actual asset returns, the mix of assets within the asset trusts, medical escalation and discount rates used to calculate obligations, the availability of surplus pension assets allowable for transfer to pay retiree medical claims and company decisions or Voluntary Employee Benefit Association restrictions that impact the timing of the use of trust assets. Also, as such, the amounts shown could differ significantly from what is actually expended and, at this time, it is impossible to make a reliable prediction of cash requirements beyond five years.
(g)	Amount of contractual cash obligations is not determinable because other post-retirement benefit cash obligation estimates are not reliable beyond five years, as discussed in (f) above.

Contingent lease payments have been excluded from the above table. Contingent lease payments relate to operating lease agreements that include a floating rental charge, which is associated to a variable component. Future contingent lease payments are not determinable to any degree of certainty. U. S. Steel’s annual incurred contingent lease expense is disclosed in Note 27 to the Financial Statements. Additionally, recorded liabilities related to deferred income taxes and other liabilities that may have an impact on liquidity and cash flow in future periods are excluded from the above table.

Pension obligations have been excluded from the above table. In 2004, U. S. Steel voluntarily contributed $295 million to its main domestic defined benefit pension plan. Further cash payments of $44 million were made to pension plans not funded by trusts. In 2003, U. S. Steel made a $75 million voluntary contribution to the main defined benefit pension plan, consisting mainly of timber assets which were managed by the Real Estate segment, and made contributions of $15 million to other smaller pension plans. Voluntary funding of approximately $130 million is currently anticipated for the main domestic defined benefit plan in 2005. U. S. Steel also expects to make cash payments of $12 million to plans not funded by trusts in 2005. U. S. Steel may also make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years. Any such funding could have an unfavorable impact on U. S. Steel’s debt covenants, borrowing arrangements and cash flows. The funded status of U. S. Steel’s pension plans is disclosed in Note 19 to the Financial Statements. Also, profit-based contributions to a trust established under the labor agreement with the USWA to assist National retirees with health care costs have been excluded from the above table as it is not possible to make an accurate prediction of payments required under this provision of the labor agreement.

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2004, and the effect such commitments could have on its liquidity and cash flows in future periods.

(Dollars in millions)
	Scheduled Reductions by Period
Commercial Commitments	Total	2005	2006 through 2007	2008 through 2009	Beyond 2009
Standby letters of credit(a)	$93	$65	$20	$–	$8	(c)
Surety bonds(a)	21	4	–	–	17	(c)
Funded Trusts(a)	28	–	–	–	28
Clairton 1314B Partnership(a)(b)(d)	150	–	–	–	150	(c)
Guarantees of indebtedness of unconsolidated entities(a)(d)	25	8	1	14	2
Contingent liabilities:
- Marathon obligations(a)(d)	42	15	19	8	–
- Unconditional purchase obligations(e)	1,627	1,001	383	152	91

Total commercial commitments	$1,986	$1,093	$423	$174	$296
(a)	Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b)	See Note 14 to the Financial Statements.
(c)	Timing of potential cash outflows is not determinable.
(d)	See Note 28 to the Financial Statements.
(e)	Reflects contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of substrate and certain energy and utility services.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy its obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources. Increases in interest rates can increase the cost of future borrowings and make it more difficult to raise capital. This opinion is a forward-looking statement based upon currently available information. To the extent that operating cash flow is materially lower than current levels or external financing sources are not available on terms competitive with those currently available, future liquidity may be adversely affected.

Off-Balance Sheet Arrangements

In 2003, U. S. Steel entered into two off-balance sheet arrangements for the leasing of certain machinery and equipment at the Great Lakes facility. These operating lease arrangements are with special purpose trusts (SPTs). The SPTs financed the construction of the facilities and issued debt and equity certificates to third parties. These independent third parties are the beneficial owners of the SPTs. U. S. Steel has provided no guarantees or capitalization of these entities. There are no guarantees of the obligations of these SPTs by U. S. Steel, and U. S. Steel would incur no significant penalties that would result in the reasonable assurance of continuation of the leases. U. S. Steel’s transactions with the SPTs are limited to the operating lease agreements, and the associated lease expense is included in cost of revenues on the Statement of Operations. U. S. Steel does not consolidate these SPTs because all of the conditions for consolidation have not been met under the provisions of FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

U. S. Steel has invested in several joint ventures that are reported as equity investments. Several of these investments involved a transfer of assets in exchange for an equity interest. In some cases, U. S. Steel has agreed to guarantee a portion of the debt of the entity and, in others, U. S. Steel has unconditional supply arrangements. In some cases, the labor force used by the investees is composed of U. S. Steel employees, the cost of which is reimbursed; however, failing reimbursement, U. S. Steel is ultimately responsible for the cost of these employees. The terms of U. S. Steel’s purchase and supply arrangements were a result of negotiations in arms-length transactions with the other joint venture participants, who are not affiliates of U. S. Steel. For further information on the impact of FIN 46R, see Note 4 and Note 18 to the Financial Statements.

Other guarantees and indemnifications are discussed in detail in Note 28 to the Financial Statements.

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

In April 2004, U. S. Steel entered into a 10-year agreement for coal pulverization services at the Great Lakes facility, replacing a similar agreement that was entered into by National, which was not assumed as part of the acquisition. During the initial 5-year period, the Great Lakes facility is obligated to purchase minimum monthly pulverization services at fixed prices that are annually adjusted for inflation. During the second 5-year period, U. S. Steel has the right to purchase pulverization services on a requirements basis, subject to the capacity of the pulverized coal operations, at fixed prices that are annually adjusted for inflation. This agreement results in an increase of approximately $60 million in U. S. Steel’s unconditional purchase obligations. U. S. Steel has no ownership interest in this facility.

Derivative Instruments

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of derivative instruments and associated market risk for U. S. Steel.

Environmental Matters, Litigation and Contingencies

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be reduced. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel’s competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to its prior disposal of environmentally sensitive materials. Domestic integrated facilities that have emerged from bankruptcy proceedings, mini-mills and other competitors generally do not have similar liabilities.

USSK is subject to the laws of Slovakia and the European Union (EU). The environmental requirements of Slovakia and the EU are comparable to domestic environmental standards. USSK also has entered into an agreement with the Slovak government to bring its facilities into environmental compliance, and expects to do so by 2006.

In April 2004, USSK submitted information to the Slovak government regarding emissions of carbon dioxide (CO2) from U. S. Steel’s plant in Kosice. This information request related to requirements imposed by the European Commission (EC) to establish carbon dioxide emission limits for member countries in preparation for the commencement of CO2 emissions trading in January 2005. Slovakia was required to submit to the EC for approval a national allocation plan (NAP) specifying its total CO2 allowances in tons of emissions for the period 2005 to 2007. Slovakia submitted its proposed NAP to the EC in early July 2004. On October 20, 2004, the EC approved an NAP for Slovakia that reduced Slovakia’s original proposed CO2 allocation by approximately 14 percent. On December 20, 2004, USSK filed an application for annulment of the EC´s October 20 decision in the Court of First Instance of the European Communities (CFI) contesting the EC’s reduction of Slovakia’s original proposed NAP. USSK’s application requests that the CFI maintain the CO2 emissions allowances granted by the EC’s October 20, 2004 decision pending the outcome of this litigation. On February 3, 2005, USSK was advised informally by the Slovak Ministry of the Environment (Ministry) that it can expect to receive an amount of CO2 allowances for the period 2005 to 2007 that is approximately 8 percent less than the amount for USSK included in Slovakia’s proposed NAP submitted in July 2004. Following publication on the Ministry web site of the reduced CO2 allowances proposed for individual installations, on February 11, 2005, USSK filed comments with the Ministry objecting to any reduction in the CO2 allowances originally requested by USSK. The Slovak Minister of Environment announced, on February 16, 2005, that Slovakia will not challenge at the European Court of Justice the EC’s October 20 decision and that industrial installations in Slovakia would receive their CO2 allocations for the period 2005 to 2007 within a week. As of the filing of this report on Form 10-K, however, USSK had not been advised by the Ministry of its CO2 allocation. The legal action by USSK against the EC will not stay the final decision of the Ministry concerning USSK´s allowances of CO2. If the expected 8 percent reduction is confirmed by the Ministry, there are a number of alternatives available to USSK ranging from the potential purchasing of CO2 allowances to reducing steel production. The best alternative for USSK may vary depending upon a number of factors and it is not possible at this time to predict the results.

USSB is subject to the laws of the Union of Serbia and Montenegro, which are currently more lenient than either the EU or U.S. standards, but this is expected to change over the next several years in anticipation of possible EU accession. An environmental baseline study has been conducted at USSB’s facilities. Under the terms of the acquisition, USSB will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of that study. The study was completed in June 2004 and submitted to the Government of Serbia in accordance with the terms of the acquisition.

U. S. Steel’s environmental expenditures(a):

(Dollars in millions)
	2004	2003	2002
Domestic:
Capital	$24	$8	$4
Compliance
Operating & maintenance	241	206	171
Remediation(b)	18	38	36

Total Domestic	$283	$252	$211
USSE:
Capital	$97	$22	$10
Compliance
Operating & maintenance	8	10	8
Remediation(b)	3	3	1

Total USSE	$108	$35	$19

Total U. S. Steel	$391	$287	$230

(a)	Based on previously established U.S. Department of Commerce survey guidelines.
(b)	These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 21 percent of total capital expenditures in 2004, 10 percent in 2003 and 5 percent in 2002.

Compliance expenditures represented 2 percent of U. S. Steel’s total costs and expenses in 2004, and 3 percent in 2003 and 2002. Remediation spending during 2002 to 2004 was mainly related to remediation activities at former and present operating locations. These projects include remediation of contaminated sediments in the Grand Calumet River that receives discharges from Gary Works and the closure of permitted hazardous and non-hazardous waste landfills.

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

For discussion of other relevant environmental items, see “Item 3. Legal Proceedings - Environmental Proceedings.”

During 2004, U. S. Steel accrued $34 million for environmental remediation activities for domestic and foreign facilities. The total accrual for such liabilities at December 31, 2004, was $123 million. Environmental spending in 2004 totaled $23 million. These amounts exclude liabilities related to asset retirement obligations under FAS No. 143.

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, U. S. Steel does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2005.

U. S. Steel’s environmental capital expenditures are expected to be approximately $128 million in 2005, $69 million of which is related to projects at USSE. Predictions beyond 2005 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, U. S. Steel anticipates that environmental capital expenditures will be approximately $137 million in 2006, including $90 million for USSE; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

U. S. Steel is a defendant in approximately 500 active asbestos cases, involving approximately 11,000 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). More than 10,300, or approximately 94 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. While U. S. Steel has excess casualty insurance, these policies have multi-million dollar self-insured retentions. To date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims.

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

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although U. S. Steel’s results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 13 years that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured electric cable; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals, including such matters since the Madison County jury verdict and settlement in March 2003.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 28 to the Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Financial Statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to U. S. Steel.

Outlook for 2005

First quarter 2005 average realized prices for Flat-rolled are expected to remain in line with or increase slightly from fourth quarter levels; however, results will be negatively affected by higher costs for raw materials, as well as slightly lower shipments. For full-year 2005, Flat-rolled shipments are expected to be about 15.4 million tons, reflecting the planned outage at the Gary No. 13 blast furnace.

For USSE, first quarter average realized prices are expected to be moderately higher than in the fourth quarter of 2004, with shipments remaining about the same and costs for raw materials increasing significantly. USSE shipments for full-year 2005 are projected to increase by about 15 percent to approximately 5.8 million net tons due mainly to higher operating levels at the Serbian facilities following the planned mid-year startup of a second blast furnace.

Shipments for Tubular in the first quarter of 2005 are expected to be at about the same level as in 2004’s fourth quarter, while average realized prices are expected to continue to increase. Tubular announced price increases for certain products ranging from $50 to $250 per ton effective in January 2005. Full-year shipments are expected to increase to 1.2 million tons. Costs will increase as a result of annual transfer value adjustments for semi-finished steel, which comprehend raw material cost escalation, and higher costs for purchased rounds.

First quarter 2005 results for Other Businesses will decline compared to the fourth quarter of 2004 due to normal seasonal effects at iron ore operations in Minnesota.

In accordance with the previously announced settlement agreement with the City of Gary, Lake County and the state of Indiana regarding past years’ Gary Works personal property taxes, a Lake County appeals board is expected to consider a motion to resolve the appeals in accordance with the proposed settlement in early 2005. If the settlement is approved and becomes final as submitted, U. S. Steel would pay $44 million and would recognize a favorable income effect reflecting the reversal of liabilities accrued in excess of the settlement amount.

Total costs in 2005 for domestic defined benefit pension plans and other postretirement benefits are expected to be approximately the same as in 2004. For further information, see “Critical Accounting Estimates – Pensions and OPEB.”

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments, prices, tax settlements and employee benefit costs. Some factors, among others, that could affect market conditions, costs, shipments and prices for both domestic operations and USSE include global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of facility projects; natural gas prices and usage; raw materials availability and prices; changes in environmental, tax and other laws; employee strikes; power outages; legal proceedings regarding the proposed Gary Works tax settlement and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Political factors in Europe that may affect USSE’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, limits on emissions, export quotas, tariffs, and other protectionist measures. Future pension costs will be influenced by the market performance of plan assets, laws and regulations regarding discount rates and other calculations, and other economic factors. Future costs for active and retiree medical benefits will be influenced by medical inflation rates, future laws and regulations and retiree participation levels.

Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” (FIN 46R) which addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack the characteristics of a controlling financial interest. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. In accordance with FIN 46R, U. S. Steel consolidated the 1314B Partnership as of January 1, 2004. See further discussion in Note 18 to the Financial statements.

In May 2004, FASB Staff Position No. FAS 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (Drug Act) was issued. FSP FAS 106-2 finalizes the accounting for the Drug Act and specifies that the effect of the Federal subsidy on a benefit plan’s accumulated postretirement benefit obligation (APBO) shall be accounted for as an actuarial experience gain. U. S. Steel accounted for the estimated effects of the Drug Act on its APBO as of December 31, 2003. Estimated savings of $450 million were included as an actuarial gain primarily due to changes in participation assumptions caused by the impact of the Drug Act in combination with the cost cap negotiated with the USWA in May 2003 and due to savings from reduced costs for mineworker participants because it is anticipated that the mineworkers’ union drug program will qualify for the Federal subsidy. Periodic postretirement benefit costs for 2004 were reduced by $60 million due to the estimated impact of these changes. There may also be significant clarifications of the Drug Act in future years that could significantly alter some or all of U. S. Steel’s assumptions. Furthermore, the participant withdrawal rates could occur at a different pace than has been assumed and the estimated savings could be greater or less than currently identified. No guidance has been issued regarding the effects of the Drug Act on U. S. Steel’s liabilities under the Coal Act of 1992, which is currently being accounted for under FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

In December 2004, the FASB issued FAS No. 151 “Inventory Costs” (FAS 151) which amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. U. S. Steel will apply the provisions of this statement prospectively to inventory costs incurred on or after January 1, 2006. U. S. Steel does not expect this Statement to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R) which is a revision of FAS No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. This Statement applies to U. S. Steel for all awards granted on or after July 1, 2005, and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on and after July 1, 2005, for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS 123 for pro forma disclosures. U. S. Steel expects the effect of adopting this Statement on 2005 results will be a reduction to net income of less than $15 million.

In December 2004, the FASB issued FAS No. 152, “Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67.” This Statement amends FASB Statements No. 66 and 67 in association with the issuance of SOP 04-2, “Accounting for Real Estate Time-Sharing Transactions,” which applies to all real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. U. S. Steel will apply the provisions of this statement prospectively to any real estate time-sharing transactions occurring on or after January 1, 2006. U. S. Steel does not have any real estate time-sharing arrangements.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. This Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. U. S. Steel will apply the provisions of this Statement prospectively to nonmonetary asset exchanges occurring on or after January 1, 2006.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (FSP FAS 109-1) which states that the FASB staff believes that the qualified production activities deduction provided by the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with FASB Statement No. 109 (FAS 109.) This FSP was effective upon issuance. See Note 13 to the Financial Statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which states that the FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exemption to the FAS 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. See Note 13 to the Financial statements.

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

Management believes that the use of derivative instruments, along with risk assessment procedures and internal controls, does not expose U. S. Steel to material risk. The use of derivative instruments could materially affect U. S. Steel’s results of operations in particular quarterly or annual periods; however, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 1 to the Financial Statements.

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

Sensitivity analyses of the incremental effects on pre-tax income of hypothetical 10 percent and 25 percent decreases in commodity prices for open derivative commodity instruments as of December 31, 2004, and December 31, 2003, are provided in the following table:

(Dollars in millions)
	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price Decrease of(a)
	2004		2003
Commodity-Based Derivative Instruments	10%	25%	10%	25%
Zinc	2.9	7.2	1.2	3.1
Tin	NA	NA	0.0	0.1
Natural Gas	1.8	4.4	0.9	2.2
(a)	The definition of a derivative instrument includes certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effect on pre-tax income of hypothetical 10% and 25% decreases in closing commodity prices for each open contract position at December 31, 2004, and December 31, 2003. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to December 31, 2004, may cause future pre-tax income effects to differ from those presented in the table.

U. S. Steel recorded a net pre-tax gain on other than trading activity of $4 million in 2004, compared to a gain of $1 million in 2003 and a loss of $6 million in 2002. These gains and losses were offset by changes in the realized prices of the underlying hedged commodities. For additional quantitative information relating to derivative commodity instruments, see Note 25 to the Financial Statements.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 2004 and 2003 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)
As of December 31	2004		2003
Non-Derivative Financial Instruments(a)	Fair Value(b)	Incremental Increase in Fair Value(c)	Fair Value(b)	Incremental Increase in Fair Value(c)
Financial assets:
Investments and long-term receivables(d)	$8	$–	$16	$–
Financial liabilities:
Long-term debt(e)(f)	$1,419	$50	$1,993	$90
(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)	See Note 23 to the Financial Statements for carrying value of instruments.
(c)	Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 2004, and December 31, 2003, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2004, and December 31, 2003.
(d)	For additional information, see Note 14 to the Financial Statements.
(e)	Includes amounts due within one year.
(f)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities. For additional information, see Note 17 to the Financial Statements.

At December 31, 2004, U. S. Steel’s portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $50 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel’s results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

Foreign Currency Exchange Rate Risk

U. S. Steel, primarily through USSE, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 2004, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $14.3 million) and Slovak koruna (total notional value of approximately $47.0 million). A 10 percent increase in the December 31, 2004 euro forward rates would result in a $6.1 million charge to income.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United States Steel Corporation 600 Grant Street Pittsburgh, PA 15219-2800

MANAGEMENT’S REPORTS TO STOCKHOLDERS

February 25, 2005

To the stockholders of United States Steel Corporation:

Financial Statements and Practices

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

United States Steel Corporation has a comprehensive formalized system of internal controls designed to provide reasonable assurance that assets are safeguarded, that financial records are reliable and that information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission is recorded, processed, summarized and reported within the required time limits. Appropriate management monitors the system for compliance and evaluates it for effectiveness, and the internal auditors independently measure its effectiveness and recommend possible improvements thereto.

The Board of Directors pursues its oversight role in the area of financial reporting and internal control over financial reporting through its Audit & Finance Committee. This Committee, composed solely of independent directors, regularly meets (jointly and separately) with the independent registered public accounting firm, management, internal auditors and members of the disclosure committee to monitor the proper discharge by each of their responsibilities relative to internal control over financial reporting and United States Steel Corporation’s financial statements.

Internal Control Over Financial Reporting

United States Steel Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of United States Steel Corporation’s management, including the chief executive officer and chief financial officer, United States Steel Corporation conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2004.

United States Steel Corporation management’s assessment of the effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Surma	/s/ John H. Goodish
John P. Surma President and Chief Executive Officer	John H. Goodish Executive Vice President - Operations

/s/ Gretchen R. Haggerty	/s/ Larry G. Schultz
Gretchen R. Haggerty Executive Vice President and Chief Financial Officer	Larry G. Schultz Vice President and Controller

PricewaterhouseCoopers LLP 600 Grant St. Pittsburgh PA 15219

Report of Independent Registered Public Accounting Firm

To the Stockholders of United States Steel Corporation:

We have completed an integrated audit of United States Steel Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 18 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” and, accordingly, began consolidating Clairton 1314B Partnership as of January 1, 2004. As discussed in Note 20 to the consolidated financial statements, the Company adopted Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and, accordingly, changed its manner of recording asset retirement costs as of January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Reports - Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 25, 2005

STATEMENT OF OPERATIONS

	Year Ended December 31,
(Dollars in millions)	2004	2003	2002
Revenues and other income:
Revenues	$12,930	$8,354	$5,993
Revenues from related parties (Note 26)	1,039	974	956
Income (loss) from investees (Note 6)	57	(11)	33
Net gains on disposal of assets (Note 7)	57	85	29
Other income (Note 8)	25	56	43

Total revenues and other income	14,108	9,458	7,054

Costs and expenses:
Cost of revenues (excludes items shown below)	11,407	8,469	6,158
Selling, general and administrative expenses	739	673	418
Depreciation, depletion and amortization (Note 1)	382	363	350
Restructuring charges (Note 9)	-	683	-

Total costs and expenses	12,528	10,188	6,926

Income (loss) from operations	1,580	(730)	128
Net interest and other financial costs (Note 10)	119	130	115

Income (loss) before income taxes, minority interests, extraordinary loss, and cumulative effects of changes in accounting principles	1,461	(860)	13
Income tax provision (benefit) (Note 13)	351	(454)	(48)
Minority interests (Note 18)	33	-	-

Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles	1,077	(406)	61
Extraordinary loss, net of tax (Note 3)	-	(52)	-
Cumulative effects of changes in accounting principles, net of tax (Notes 18 and 20)	14	(5)	-

Net income (loss)	1,091	(463)	61
Dividends on preferred stock	(18)	(16)	-

Net income (loss) applicable to common stock	$1,073	$(479)	$61

The accompanying notes are an integral part of these financial statements.

STATEMENT OF OPERATIONS

(Continued)

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2004	2003	2002
Income Per Common Share (Note 11):

Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles:
- Basic	$9.47	$(4.09)	$0.62
- Diluted	$8.37	$(4.09)	$0.62

Extraordinary loss, net of tax:
- Basic	$-	$(0.50)	$-
- Diluted	$-	$(0.50)	$-

Cumulative effects of changes in accounting principles, net of tax:
- Basic	$0.13	$(0.05)	$-
- Diluted	$0.11	$(0.05)	$-

Net income (loss):
- Basic	$9.60	$(4.64)	$0.62
- Diluted	$8.48	$(4.64)	$0.62

Pro forma Amounts Assuming Changes In Accounting Principles Were Applied Retroactively:
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles, as reported	$1,077	$(406)	$61
FIN 46R pro forma effect (Note 18)	-	(1)	15
FAS No. 143 proforma effect (Note 20)	-	-	(3)

Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles, adjusted	$1,077	$(407)	$73
Per share adjusted:
- Basic	$9.47	$ (3.94)	$0.75
- Diluted	$8.37	$(3.94)	$0.75

Net income (loss), adjusted	$1,091	$(459)	$73
Per share adjusted:
- Basic	$9.60	$(4.60)	$0.75
- Diluted	$8.48	$(4.60)	$0.75

The accompanying notes are an integral part of these financial statements.

BALANCE SHEET

	December 31,
(Dollars in millions)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,037	$316
Receivables, less allowance of $100 and $129 (Note 18)	1,592	1,075
Receivables from related parties (Note 26)	178	144
Inventories (Note 12)	1,197	1,283
Deferred income tax benefits (Note 13)	223	245
Other current assets	16	43

Total current assets	4,243	3,106
Investments and long-term receivables, less allowance of $4 and $4 (Note 14)	283	289
Long-term receivable from related parties (Note 26)	19	6
Property, plant and equipment - net (Note 15)	3,627	3,414
Intangible pension asset (Note 19)	1	440
Prepaid pensions (Note 19)	2,538	8
Other intangible assets, net (Note 1)	37	37
Deferred income tax benefits (Note 13)	40	365
Other noncurrent assets	168	172

Total assets	$10,956	$7,837
Liabilities
Current liabilities:
Accounts payable	$1,227	$962
Accounts payable to related parties (Note 26)	58	58
Bank checks outstanding	78	5
Payroll and benefits payable	807	649
Accrued taxes (Note 13)	320	360
Deferred income tax liabilities (Note 13)	4	-
Accrued interest	29	50
Long-term debt due within one year (Note 17)	8	43

Total current liabilities	2,531	2,127
Long-term debt, less unamortized discount (Note 17)	1,363	1,890
Deferred income tax liabilities (Note 13)	598	6
Employee benefits (Note 19)	2,125	2,382
Deferred credits and other liabilities	341	337

Total liabilities	6,958	6,742

Contingencies and commitments (Note 28)

Minority interests (Note 18)	28	2

Stockholders’ Equity
Preferred shares - 7% Series B Mandatory Convertible Preferred Issued- 5,000,000 shares (no par value, authorized 40,000,000, liquidation preference $50 per share) (Note 21)	216	226
Common stock issued - 114,003,185 shares and 103,663,467 shares (par value $1 per share, authorized 400,000,000 shares) (Note 21)	114	104
Additional paid-in capital	3,041	2,687
Retained earnings (deficit)	651	(421)
Accumulated other comprehensive loss	(49)	(1,501)
Deferred compensation	(3)	(2)

Total stockholders’ equity	3,970	1,093

Total liabilities and stockholders’ equity	$10,956	$7,837

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2004	2003	2002
Increase (decrease) in cash and cash equivalents Operating activities:
Net income (loss)	$1,091	$(463)	$61
Adjustments to reconcile net cash provided by operating activities:
Extraordinary loss, net of tax	-	52	-
Cumulative effects of changes in accounting principles, net of tax	(14)	5	-
Depreciation, depletion and amortization	382	363	350
Provision for doubtful accounts	16	43	29
Pensions and other postretirement benefits	(215)	184	87
Minority interests	33	-	-
Deferred income taxes	355	(445)	(39)
Net gains on disposal of assets	(57)	(85)	(29)
Restructuring charges	-	594	-
Income from sale of coal seam gas interests	(7)	(34)	-
Loss (income) from equity investees, and distributions received	(14)	47	(9)
Changes in:
Current receivables - sold	-	190	320
- repurchased	-	(190)	(320)
- operating turnover	(550)	(99)	(134)
Inventories	87	235	(160)
Current accounts payable and accrued expenses	311	297	196
All other, net	(18)	(117)	(73)

Net cash provided by operating activities	1,400	577	279

Investing activities:
Capital expenditures	(579)	(316)	(258)
Acquisitions	-	(905)	(38)
Disposal of assets	95	94	67
Sale of coal seam gas interests	7	34	-
Restricted cash - withdrawals	6	51	5
- deposits	(12)	(83)	(72)
Investments	(1)	(5)	(13)

Net cash used in investing activities	(484)	(1,130)	(309)

Financing activities:
Revolving Credit Facilities - borrowings	135	15	40
- repayments	(135)	(15)	(40)
Settlement with Marathon	-	-	(54)
Issuance of long-term debt, net of refinancing costs	(2)	427	-
Repayment of long-term debt	(569)	(30)	(32)
Preferred stock issued	-	242	-
Common stock issued	361	23	227
Distribution to minority interest owners	(27)	-	-
Dividends paid	(39)	(35)	(19)
Change in bank checks outstanding	73	-	-

Net cash provided by (used in) financing activities	(203)	627	122

Effect of exchange rate changes on cash	8	(1)	4

Net increase in cash and cash equivalents	721	73	96
Cash and cash equivalents at beginning of year	316	243	147

Cash and cash equivalents at end of year	$1,037	$316	$243

  See Note 24 for supplemental cash flow information.

The accompanying notes are an integral part of these financial statements.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
(In millions, except share data)	2004	2003	2002	2004	2003	2002
Preferred shares (Note 21):
Balance at beginning of year	$226	$-	$-	5,000	-	-
Issued in public offering	-	242	-	-	5,000	-
Dividends on preferred stock	(10)	(16)	-	-	-	-

Balance at end of year	$216	$226	$-	5,000	5,000	-
Common stock:
Balance at beginning of year	$104	$102	$89	103,663	102,485	89,198
Common stock issued:
Public offering (Note 21)	8	-	11	8,000	-	10,925
Employee stock plans	2	1	1	2,333	388	1,397
Dividend Reinvestment Plan	-	1	1	7	790	965

Balance at end of year	$114	$104	$102	114,003	103,663	102,485
Additional paid-in capital:
Balance at beginning of year	$2,687	$2,689	$2,475
Dividends on common stock (per share $.20)	(10)	(21)	-
Common stock issued (Note 21)	364	19	214

Balance at end of year	$3,041	$2,687	$2,689
				Comprehensive Income (Loss)
				2004	2003	2002
Retained earnings (deficit):
Balance at beginning of year	$(421)	$42	$-
Net income (loss)	1,091	(463)	61	$1,091	$(463)	$61
Dividends on common stock (per share $.20)	(11)	-	(19)
Dividends on preferred stock	(8)	-	-

Balance at end of year	$651	$(421)	$42
Deferred compensation:
Balance at beginning of year	$(2)	$(3)	$(9)
Changes during year, net of taxes	(1)	1	6

Balance at end of year	$(3)	$(2)	$(3)
Accumulated other comprehensive income (loss):
Minimum pension liability adjustments (Note 19):
Balance at beginning of year	$(1,477)	$(776)	$(20)
Changes during year, net of taxes (a)	1,450	(699)	(742)	1,450	(699)	(742)
Changes during year, equity investee	(1)	(2)	(14)	(1)	(2)	(14)

Balance at end of year (b)	$(28)	$(1,477)	$(776)

Foreign currency translation adjustments:
Balance at beginning of year	$(24)	$(27)	$(29)
Changes during year, net of taxes (a)	3	3	2	3	3	2

Balance at end of year	(21)	(24)	(27)

Total balances at end of year	$(49)	$(1,501)	$(803)

Total comprehensive income (loss)				$2,543	$(1,161)	$(693)
Total stockholders’ equity	$3,970	$1,093	$2,027
(a) Related income tax (provision) benefit:
Minimum pension liability adjustments	$(584)	$105	$475
Foreign currency translation adjustments	-	-	-

(b) Includes $17 and $16 million at December 31, 2004 and 2003, respectively, for U. S. Steel’s portion of the minimum pension liability of an equity investee.

The accompanying notes are an integral part of these financial statements.

1.	Nature of Business and Significant Accounting Policies

Nature of Business

United States Steel Corporation (U. S. Steel) is engaged domestically in the production, sale and transportation of steel mill products, coke and iron ore pellets; the management and development of real estate; and engineering and consulting services and, through U. S. Steel Kosice (USSK) and U. S. Steel Balkan (USSB) in the Slovak Republic and Serbia, respectively, in the production and sale of steel mill products. As reported in Note 3, until June 30, 2003, U. S. Steel was also engaged in the production and sale of coal.

Prior to December 31, 2001, the businesses of U. S. Steel comprised an operating unit of USX Corporation, now named and referred to herein as Marathon Oil Corporation (Marathon). On December 31, 2001, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock to holders of USX - U. S. Steel Group common stock (Steel Stock) in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the Separation).

Significant Accounting Policies

Principles applied in consolidation

These financial statements include the accounts of U. S. Steel and its majority-owned subsidiaries. Additionally, variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated support from other parties or whose equity investors lack the characteristics of a controlling financial interest for which U. S. Steel is the primary beneficiary are included in the consolidated financial statements. Intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Income (loss) from investees includes U. S. Steel’s proportionate share of income (loss) from equity method investments, which is recorded on a one month lag except for significant and unusual items which are recorded in the period of occurrence. Gains or losses from changes in ownership of unconsolidated investees are recognized in the period of change. Unrealized profits and losses on transactions with equity investees have been eliminated in consolidation.

Use of estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets and liabilities; environmental liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; and assets and obligations related to employee benefits. Actual results could differ materially from the estimates and assumptions used.

Revenue recognition

Revenues are recognized when products are shipped, properties are sold or services are provided to customers, the sales price is fixed and determinable, collectibility is reasonably assured, and title and risks of ownership have passed to the buyer. Revenues for mineral interest royalties are recorded when the cash is received, which approximates the accrual method. Shipping and other transportation costs charged to buyers are recorded in both revenues and cost of revenues.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities of three months or less.

Inventories

Inventories are carried at lower of cost or market on a worldwide basis. The last-in, first-out (LIFO) method of inventory costing was used on 84% and 89% of inventories at December 31, 2004 and 2003, respectively. LIFO is the predominant method of inventory costing for domestic and USSK inventories.

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

Property, plant and equipment

U. S. Steel records depreciation on a modified straight-line or straight-line method utilizing a composite or group asset approach based upon estimated lives of assets. The modified straight-line method is utilized for domestic steel producing assets and is based on production levels. The modification factors applied to straight-line calculations range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level. Applying modification factors decreased depreciation expense by $20 million, $21 million and $15 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

When property, plant and equipment depreciated on a group basis is sold or otherwise disposed of, proceeds are credited to accumulated depreciation, depletion and amortization with no immediate effect on income. When property, plant, and equipment depreciated on an individual basis is sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as assets held for sale.

Major maintenance activities

U. S. Steel incurs maintenance costs on all of its major equipment. Costs that extend the life of the asset are separately capitalized in property, plant and equipment and are depreciated over their estimated useful life. All other repair and maintenance costs are expensed as incurred.

Environmental remediation

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

Asset retirement obligations

Asset retirement obligations are initially recorded at fair value and are capitalized as part of the cost of the related long-lived asset and depreciated in accordance with U. S. Steel’s depreciation policies for property, plant and equipment. The fair value of the obligation is determined as the discounted value of expected future cash flows. Accretion expense is recorded each month to increase this discounted obligation over time. Certain asset retirement obligations are not recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate fair value.

Intangible Assets

Intangible assets are comprised of proprietary software costs. Amortization is recorded on the straight-line method with useful lives ranging from 4 to 6 years. U. S. Steel evaluates impairment of its intangible assets on an individual basis whenever circumstances indicate that the carrying value may not be recoverable. Intangible assets deemed to be impaired are written down to their fair value using discounted cash flows and, if available, comparable market values. Intangible asset cost basis at December 31, 2004 and 2003 amounted to $53 million and $41 million, respectively. Accumulated amortization amounted to $16 million and $4 million at December 31, 2004 and 2003, respectively. Amortization expense related to intangible assets is expected to be $9 million in 2005, 2006, and 2007, $8 million in 2008 and $2 million in 2009.

Pensions, other postretirement and postemployment benefits

U. S. Steel has noncontributory defined benefit pension plans and defined benefit retiree health care and life insurance plans (other postretirement benefits) that cover the majority of its domestic employees upon their retirement. Effective May 21, 2003, newly hired United Steelworkers of America (USWA) and other represented employees hired with the purchase of National will receive pension benefits through the Steelworkers Pension Trust (SPT), a multi-employer pension plan, based upon an hourly contribution U. S. Steel negotiated to pay. Since July 1, 2003 all newly hired non-union domestic salaried employees, including all those hired from National, receive pension benefits through a defined contribution plan whereby U. S. Steel agrees to contribute a certain percentage of salary based upon attained age each year. The majority of U. S. Steel’s European employees are covered by government-sponsored programs in which U. S. Steel makes required annual contributions. Also, U. S. Steel sponsors defined benefit plans for most European employees covering benefit payments due to employees upon their retirement, some of which are government mandated. The net pension and other postretirement benefits obligations recorded and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets, salary increases, the mortality of participants and the current level and escalation of health care costs in the future. Additionally, U. S. Steel recognizes an obligation to provide postemployment benefits for disability-related claims covering indemnity and medical payments for certain domestic employees. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses are deferred and amortized over future periods.

Concentration of credit and business risks

U. S. Steel is exposed to credit risk in the event of nonpayment by customers principally within the automotive, steel, container, construction, and service center industries and for any sales of coke or iron ore to other integrated producers. Changes in these industries may significantly affect management’s estimates and U. S. Steel’s financial performance. U. S. Steel mitigates its exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. USSK and USSB mitigate credit risk for approximately 46% and 70% of their revenues, respectively, by requiring bank guarantees, letters of credit, credit insurance, prepayment or other collateral.

The majority of U. S. Steel’s customers are located in the United States and Central and Western Europe. No single customer accounted for more than 10% of gross annual revenues.

Foreign currency risk

U. S. Steel, through its operations in Slovakia and Serbia, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar.

Stock-based compensation

U. S. Steel has various stock-based employee compensation plans, which are described more fully in Note 16. U. S. Steel accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options or stock appreciation rights (SARs) at the date of grant, as all options and SARs granted have an exercise price equal to the market value of the underlying common stock. When the stock price exceeds the grant price, SARs are adjusted for changes in the market value and compensation expense is recorded. Deferred compensation for restricted stock under the United States Steel Corporation 2002 Stock Plan (2002 Stock Plan) and the USX Corporation 1990 Stock Plan (1990 Stock Plan) is charged to equity when the restricted stock is granted and subsequently adjusted for changes in the market value of the underlying stock. The deferred compensation is then expensed over the vesting period and adjusted if conditions of the restricted stock grant are not met. Deferred compensation for the restricted stock plan for certain salaried employees who are not officers of U. S. Steel is charged to equity when the restricted stock is granted and subsequently expensed over the vesting period.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R) which is an amendment of FAS No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. See further discussion in Note 4. The following table illustrates the effect on net income and earnings per share if U. S. Steel had applied the fair value recognition provisions of FAS No. 123.

	Year Ended December 31,
(In millions, except per share data)	2004	2003	2002
Net income (loss)	$1,091	$(463)	$61
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	21	51	2
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(27)	(52)	(3)

Pro forma net income (loss)	$1,085	$(464)	$60

Net income (loss) per share:
- As reported - basic	$9.60	$ (4.64)	$0.62
- diluted	8.48	(4.64)	0.62
- Pro forma - basic	9.55	(4.65)	0.61
- diluted	8.45	(4.65)	0.61

The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

	Year Ended December 31,
	2004	2003	2002
Weighted average grant date exercise price per share of options granted during the period	$29.54	$15.45	$20.42
Expected annual dividends per share	$0.20	$0.20	$0.20
Expected life in years	4	5	5
Expected volatility	44%	46%	43%
Risk-free interest rate	3.3%	2.3%	4.4%
Weighted average grant date fair value of options granted during the period, as calculated from above	$10.71	$5.88	$8.29

Deferred taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include U. S. Steel’s expectation to generate sufficient future taxable income and management’s intent regarding the permanent reinvestment of the earnings from certain foreign subsidiaries. Deferred tax liabilities have not been recognized for the undistributed earnings of certain foreign subsidiaries, primarily USSK, because management intends to permanently reinvest such earnings in those foreign operations. See further discussion in Note 13. U. S. Steel records a valuation allowance when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

Insurance

U. S. Steel is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income in the period of occurrence.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

2.	Business Combinations

National

On May 20, 2003, U. S. Steel acquired substantially all of the integrated steelmaking assets of National Steel Corporation (National). The facilities acquired include two integrated steel plants, Granite City Works in Granite City, Illinois and Great Lakes Works, in Ecorse and River Rouge, Michigan; the Midwest Plant in Portage, Indiana; ProCoil Company, LLC, a steel-processing facility in Canton, Michigan; a 50% equity interest in Double G Coatings Company, L.P. near Jackson, Mississippi; an iron ore pellet operation near Keewatin, Minnesota; and the Delray Connecting Railroad in Michigan. The acquisition of National enabled U. S. Steel to strengthen its overall position in providing value-added products to the automotive, container and construction markets and to benefit from synergies and economies of scale. The statement of operations includes the operations of National from May 20, 2003.

The aggregate purchase price for the National assets was $1,255 million, consisting of $839 million in cash and the assumption or recognition of $416 million in liabilities. The $839 million in cash reflects $844 million paid to National at closing and transaction costs of $29 million, less a working capital adjustment in accordance with the terms of the Asset Purchase Agreement of $34 million. The working capital adjustment was collected in October 2003. The opening balance sheet reflects certain direct obligations of National assumed by U. S. Steel and certain employee benefit liabilities for employees hired from National resulting from the labor agreement with the USWA. The labor agreement and these liabilities are discussed in more detail below.

In connection with the acquisition of National’s assets, U. S. Steel reached a labor agreement with the USWA that covers employees at the U. S. Steel facilities and the acquired National facilities. The agreement was ratified by the USWA membership in May 2003, expires in 2008 and provided for a workforce restructuring through a Transition Assistance Program (TAP). U. S. Steel calculated the estimated fair value of the obligations recorded for benefits granted under the labor agreement to former active National employees represented by the USWA and hired by U. S. Steel. The liabilities included $145 million for retiree medical and retiree life insurance costs, $17 million related to payments for employees who participated in the TAP, and $24 million for accrued vacation benefits. U. S. Steel also recognized a $17 million liability related to two cash contributions made to the SPT in 2004 based on the number of National’s represented employees as of the date of the acquisition, less the number of these employees that were estimated to participate in the TAP.

The following is a summary of the allocation of the purchase price to the assets acquired and liabilities assumed or recognized based on their fair market values. Management determined that the fair value of the net assets acquired was in excess of the purchase price, resulting in negative goodwill. In accordance with FAS No. 141 “Business Combinations,” the negative goodwill was allocated as a pro rata reduction to the amounts that would have otherwise been assigned to the acquired noncurrent assets, based on their relative fair values.

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

The $41 million of intangible assets is primarily comprised of proprietary software with a weighted average useful life of approximately 6 years. Accumulated amortization related to these intangible assets at December 31, 2004 and 2003 was $11 million and $4 million, respectively.

The following unaudited pro forma data for U. S. Steel includes the results of operations of National as if the acquisition had been consummated at the beginning of 2002, including the effects of the labor agreement as it pertains to the former National facilities and the financings incurred to fund the acquisition (see Notes 17 and 21). The unaudited pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

(In millions, except per share data) (Unaudited)	Pro Forma 2003	Pro Forma 2002
Revenues and other income	$10,463	$9,592
Income (loss) before extraordinary loss and cumulative effect of changes in accounting principles	(398)	80
Per share - basic and diluted	(4.03)	0.64
Net income (loss)	(457)	80
Dividends on preferred stock	18	17
Net income (loss) applicable to common stock	(475)	63
Per share - basic and diluted	(4.60)	0.64

U. S. Steel Balkan

On September 12, 2003, a wholly-owned subsidiary of U. S. Steel acquired Sartid a.d. (In Bankruptcy), an integrated steel company majority-owned by the Government of the Union of Serbia and Montenegro, and certain of its subsidiaries (collectively, Sartid) out of bankruptcy. U. S. Steel is operating these facilities as U. S. Steel Balkan (USSB). USSB, with facilities in Serbia, primarily manufactures hot-rolled, cold-rolled, and tin-coated flat-rolled steel products and complements the operations of USSK. The completion of this purchase resulted in the termination of a toll conversion agreement, a facility management agreement and a commercial and technical support agreement between USSK and Sartid.

The aggregate purchase price was $33 million consisting of $23 million in cash, transaction costs of $6 million and the recognition of $4 million in pension and other employee related liabilities. The transaction requires the following commitments by USSB: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of the approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in USSB to any third party without government consent for a period of five years. USSB did not assume or acquire any pre-acquisition liabilities including environmental, tax, social insurance liabilities, product liabilities and employee claims, other than the previously mentioned $4 million in pension and other employee related liabilities.

The statement of operations includes the results of USSB from September 12, 2003. Beginning March 8, 2002, and prior to the acquisition, the operating results of activities under certain agreements with Sartid were included in the results of USSE.

The following is a summary of the allocation of the purchase price to the assets acquired and liabilities assumed or recognized based on their fair market values. Management determined that the fair value of the net assets acquired was in excess of the purchase price, resulting in negative goodwill. In accordance with FAS No. 141, the negative goodwill was allocated as a pro rata reduction to the amounts that would have otherwise been assigned to the acquired noncurrent assets based on their relative fair values.

(In millions)	Allocated Purchase Price
Acquired assets:
Accounts receivable	$1
Inventory	6
Property, plant and equipment	26

Total assets	33

Acquired liabilities:
Employee benefits	4

Total liabilities	4

Cash purchase price	$29

From 1992 to 1995 and again from 1999 to October 2000, political and economic sanctions were enforced against Serbia by the United Nations. As a result of operating under the sanctions and government control, these facilities had been operating at levels well below capacity and were in disrepair. The limited financial data available for Sartid is not reliable nor is it believed that reliable historical financial statements could be prepared from the data that exists. In addition, any historical information provided would not reflect a market-based operation. Therefore, U. S. Steel management believes that historical financial information for Sartid is irrelevant to investors and consequently, no historical information for Sartid is presented nor will it be provided in future filings. In addition, pro forma financial data is not presented for the current or prior years because there is no reliable historical information on which to base pro forma amounts.

3.	Divestiture

On June 30, 2003, U. S. Steel completed the sale of the coal mines and related assets of U. S. Steel Mining Company, LLC (Mining Sale) to PinnOak Resources, LLC (PinnOak), which is not affiliated with U. S. Steel, thereby ending U. S. Steel’s participation in coal mining operations. PinnOak acquired the Pinnacle No. 50 mine complex located near Pineville, West Virginia and the Oak Grove mine complex located near Birmingham, Alabama. In conjunction with the sale, U. S. Steel and PinnOak entered into a long-term coal supply agreement, which runs through December 31, 2006.

The gross proceeds from the sale were $55 million and resulted in a pretax gain on disposal of assets of $13 million in the second quarter of 2003. In addition, EITF 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992” requires that enterprises no longer having operations in the coal industry must account for their entire obligation related to the multiemployer health care benefit plans created by the Act as a loss in accordance with FAS No. 5, “Accounting for Contingencies.” Accordingly, U. S. Steel recognized the present value of these obligations in the amount of $85 million, resulting in the recognition of an extraordinary loss of $52 million, net of tax of $33 million.

4.	New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” (FIN 46R) which addresses consolidation by business enterprises of variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated financial support from other parties or whose equity investors lack the characteristics of a controlling financial interest. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. In accordance with FIN 46R, U. S. Steel consolidated the Clairton 1314B Partnership, L.P. (1314B Partnership) as of January 1, 2004. See further discussion in Note 18.

In May 2004, FASB Staff Position No. FAS 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (Drug Act) was issued. FSP FAS 106-2 finalizes the accounting for the Drug Act and specifies that the effect of the Federal subsidy on a benefit plan’s accumulated postretirement benefit obligation (APBO) shall be accounted for as an actuarial experience gain. U. S. Steel accounted for the estimated effects of the Drug Act on its APBO as of December 31, 2003. Estimated savings of $450 million were included as an actuarial gain primarily due to changes in participation assumptions caused by the impact of the Drug Act in combination with the cost cap negotiated with the USWA in May 2003 and due to savings from reduced costs for mineworker participants because it is anticipated that the mineworkers’ union drug program will qualify for the Federal subsidy. Periodic postretirement benefit costs for 2004 were reduced by $60 million due to the estimated impact of these changes. There may also be significant clarifications of the Drug Act in future years that could significantly alter some or all of U. S. Steel’s assumptions. Furthermore, the participant withdrawal rates could occur at a different pace than has been assumed and the estimated savings could be greater or less than currently identified. No guidance has been issued regarding the effects of the Drug Act on U. S. Steel’s liabilities under the Coal Act of 1992, which is currently being accounted for under FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

In December 2004, the FASB issued FAS No. 151, “Inventory Costs” (FAS 151) which amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. U. S. Steel will apply the provisions of this Statement prospectively to inventory costs incurred on or after January 1, 2006. U. S. Steel does not expect this Statement to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FAS No. 123R. This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. This Statement applies to U. S. Steel for all awards granted on or after July 1, 2005 and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on and after July 1, 2005 for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS 123 for pro forma disclosures. U. S. Steel expects the effect of adopting this Statement on 2005 results will be a reduction to net income of less than $15 million.

In December 2004, the FASB issued FAS No. 152, “Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67.” This Statement amends FASB Statements No. 66 and 67 in association with the issuance of SOP 04-2, “Accounting for Real Estate Time-Sharing Transactions,” which applies to all real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. U. S. Steel will apply the provisions of this Statement prospectively to any real estate time-sharing transactions occurring on or after January 1, 2006. U. S. Steel does not have any real estate time-sharing arrangements.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. U. S. Steel will apply the provisions of this Statement prospectively to nonmonetary asset exchanges occurring on or after January 1, 2006.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (FSP FAS 109-1) which states that the FASB staff believes that the qualified production activities deduction provided by the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with FASB Statement No. 109 (FAS 109.) This FSP was effective upon issuance. See Note 13.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs

Creation Act of 2004,” which states that the FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exemption to the FAS 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. See Note 13.

5.	Segment Information

During 2004, U. S. Steel had four reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), Tubular Products (Tubular) and Real Estate. As of January 1, 2004, the residual results of Straightline are included in the Flat-rolled segment. The application of FIN 46R required U. S. Steel to consolidate the 1314B Partnership effective January 1, 2004. The results of the 1314B Partnership, which are included in the Flat-rolled segment, were previously accounted for under the equity method. For further information, see Notes 4 and 18.

The National acquisition changed the composition of the Flat-rolled segment and Other Businesses as described below, but did not result in a change in U. S. Steel’s reportable segments. Effective with the Mining Sale, Other Businesses are no longer involved in the mining, processing and sale of coal. Effective with the acquisition of Sartid, the USSK segment was renamed USSE and includes the operating results of both USSK and USSB.

Effective with the third quarter of 2003, the composition of the Flat-rolled segment was changed to include the results of the coke operations at Clairton Works and Gary Works, which were previously reported in Other Businesses. This change reflected U. S. Steel’s management consolidations. Effective with the fourth quarter of 2003, benefit expenses for current retirees are separately identified and are no longer allocated to the reportable segments and Other Businesses. These expenses include pensions, health care, life insurance and any profit-based expenses for the benefit of retirees. Benefit expenses for active employees continue to be allocated to the reportable segments and Other Businesses. Furthermore, U. S. Steel previously allocated certain corporate costs only to Flat-rolled and Tubular reportable segments and Other Businesses and now allocates these costs to all domestic reportable segments and Other Businesses. These changes were made so that operating results of U. S. Steel’s reportable segments will better reflect their current contribution and so that U. S. Steel’s segment results will be more comparable to those of its primary competitors who do not have significant fixed retiree obligations. Comparative results have been conformed to the current year presentation.

The Flat-rolled segment includes the operating results of U. S. Steel’s domestic integrated steel mills and equity investees involved in the production of sheet, tin mill products and strip mill plate, as well as all domestic coke production facilities. These operations are principally located in the United States and primarily serve domestic customers in the service centers, conversion, transportation (including automotive), containers, construction and appliance markets. Effective May 20, 2003, the Flat-rolled segment includes the operating results of Granite City Works, Great Lakes Works, the Midwest Plant, ProCoil and U. S. Steel’s equity interest in Double G, which were acquired from National. In November 2003, U. S. Steel disposed of the Gary Works plate mill.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill in Slovakia; and, effective September 12, 2003, USSB, U. S. Steel’s integrated steel facilities in Serbia. Beginning March 8, 2002, and prior to September 12, 2003, this segment included the operating results of activities under certain agreements with Sartid. These agreements were terminated in conjunction with the acquisition. USSE produces and sells sheet, strip mill plate, tin mill, tubular, precision tube and specialty steel products. USSE primarily serves customers in the central and western European construction, conversion, service centers, appliance, containers transportation, and oil, gas and petrochemicals markets.

The Tubular segment includes the operating results of U. S. Steel’s domestic tubular production facilities. These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemicals markets.

The Real Estate segment includes the operating results of U. S. Steel’s residential, commercial and industrial real estate that is managed and developed for sale or lease. In April 2003, U. S. Steel sold certain coal seam gas interests in Alabama for $34 million. In December 2003, U. S. Steel contributed timber cutting rights with an appraised value of $59 million to its defined benefit pension plan. In February 2004, U. S. Steel sold substantially all of the remaining mineral interests administered by the Real Estate segment for $67 million. Prior to the disposition of these assets, the results they generated were reported in the Real Estate segment.

The Straightline segment included the operating results of U. S. Steel’s technology-enabled distribution business that was closed to new business effective December 31, 2003, and was shut down in 2004.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of iron ore pellets, transportation services, and engineering and consulting services. Effective May 20, 2003, Other Businesses include the operating results of Keetac and Delray, which were acquired from National. Prior to the Mining Sale on June 30, 2003, Other Businesses were involved in the mining, processing and sale of coal.

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

The accounting principles applied at the operating segment level in determining income (loss) from operations are generally the same as those applied at the consolidated financial statement level. The transfer value for rounds from Flat-rolled to Tubular and the transfer value for domestic iron ore pellets from Other Businesses to Flat-rolled are set at the beginning of each year based on expected total production costs. Intersegment sales and transfers for other operations are accounted for at cost, while others are accounted for at market-based prices. All intersegment sales and transfers are eliminated at the corporate consolidation level. All corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations are as follows:

(In millions)	Flat- rolled(a)	USSE(b)	Tubular	Real Estate	Straight- Line(c)	Total Reportable Segments	Other Businesses	Reconciling Items	Total U. S. Steel
2004
Revenues and other income:
Customer	$9,820	$2,833	$948	$47		$13,648	$321	$-	$13,969
Intersegment	237	-	-	11		248	749	(997)	-
Equity income(d)	55	2	-	-		57	-	-	57
Other	17	6	-	14		37	2	43	82

Total	$10,129	$2,841	$948	$72		$13,990	$1,072	$(954)	$14,108

Income from operations	$1,185	$394	$197	$30		$1,806	$28	$(254)	1,580

Depreciation, depletion and amortization	268	55	16	1		340	42	-	382

Capital expenditures	253	223	8	7		491	88	-	579
2003
Revenues and other income:
Customer	$6,401	$1,817	$573	$87	$138	$9,016	$312	$-	$9,328
Intersegment	213	11	-	11	-	235	629	(864)	-
Equity income (loss)(d)	16	1	-	-	-	17	(17)	(11)	(11)
Other	17	5	5	9	-	36	3	102	141

Total	$6,647	$1,834	$578	$107	$138	$9,304	$927	$(773)	$9,458

Income (loss) from operations	$(54)	$203	$(25)	$50	$(70)	$104	$(35)	$(799)	$(730)

Depreciation, depletion and amortization	250	50	15	1	5	321	42	-	363

Capital expenditures	101	121	50	1	2	275	41	-	316
2002
Revenues and other income:
Customer	$4,649	$1,168	$519	$87	$73	$6,496	$453	$-	$6,949
Intersegment	191	11	-	8	-	210	582	(792)	-
Equity income (loss)(d)	1	2	-	-	-	3	(9)	39	33
Other	1	4	-	6	-	11	3	58	72

Total	$4,842	$1,185	$519	$101	$73	$6,720	$1,029	$(695)	$7,054

Income (loss) from operations	$(84)	$110	$(6)	$50	$(45)	$25	$33	$70	$128

Depreciation, depletion and amortization	244	41	10	1	4	300	50	-	350

Capital expenditures	47	97	52	1	8	205	53	-	258
(a)	Includes the results of National flat-rolled facilities from May 20, 2003, the residual results of Straightline from January 1, 2004 and the consolidated results of the 1314B Partnership that was accounted for under the equity method prior to January 1, 2004.
(b)	Includes the results of USSB from September 12, 2003. Beginning March 8, 2002, and prior to September 12, 2003, included effects of activities under certain agreements with Sartid.
(c)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment. Prior year results have not been restated as, prior to December 31, 2003, Straightline had a separate management structure and was a different entity than the residual Straightline.
(d)	Represents equity in earnings (losses) of unconsolidated investees.

The following are schedules of reconciling items:

(In millions)	2004	2003	2002
Revenues and Other Income:
Elimination of intersegment revenues	$(997)	$(864)	$(792)
Income from sale of real estate assets	43	34	-
Gain on timber contribution to pension plan	-	55	-
Gain on sale of coal mining assets	-	13	-
Insurance recoveries related to USS-POSCO fire	-	-	39
Federal excise tax refund	-	-	38
Gain on VSZ share sale	-	-	20
Asset impairments-cost method investment	-	(11)	-

Total:	$ (954)	$ (773)	$ (695)
Income (Loss) From Operations:
Retiree benefit (expenses) credits	$(257)	$(107)	$79
Other items not allocated to segments:
Income from sale of certain assets	43	47	-
Gain on timber contribution to pension plan	-	55	-
Insurance recoveries related to USS-POSCO fire	-	-	39
Federal excise tax refund	-	-	38
Gain on VSZ share sale	-	-	20
Workforce reduction charges, including pension settlement losses	(17)	(621)	(100)
Stock appreciation rights	(23)	(75)	-
Costs related to Straightline shutdown	-	(16)	-
Litigation items	-	(25)	9
Costs related to Fairless shutdown	-	-	(1)
Asset impairments	-	(57)	(14)

Total:	$(254)	$(799)	$70

Revenues by Product:

The following summarizes revenues by product:

(In millions)	2004	2003	2002

Flat-rolled steel products	$11,549	$7,372	$5,115
Tubular	1,042	626	555
Raw materials (coal, coke and iron ore) (a)	705	419	513
Other (b)	673	911	766

Total:	$13,969	$9,328	$6,949
(a)	Revenue from the sale of coal ceased with the Mining Sale on June 30, 2003. Includes revenue from the 1314B Partnership effective January 1, 2004.
(b)	Includes revenue from the sale of steel production by-products; transportation services; the management and development of real estate; and engineering and consulting services. Included revenue from steel mill products distribution prior to January 1, 2004, when the residual results of Straightline were included in Flat-rolled; and revenue from the management of mineral resources prior to February 2004, when U.S. Steel sold substantially all of the remaining mineral interests administered by Real Estate.

Geographic Area:

The information below summarizes revenues and other income and property, plant and equipment, equity investments, and split dollar life insurance (assets) based on the location of the operating segment to which they relate.

(In millions)	Year	Revenues and Other Income	Assets

United States	2004	$11,259	$3,126
	2003	7,634	3,080
	2002	5,874

Europe	2004	2,841	775
	2003	1,823	604
	2002	1,174

Other Foreign Countries	2004	8	7
	2003	1	6
	2002	6

Total	2004	$14,108	$3,908
	2003	9,458	3,690
	2002	7,054

6.	Income from Investees

Income from investees in 2003 includes an impairment charge of $11 million due to an other than temporary decline in value of a cost method investment. Income from investees in 2002 included a pretax gain of $39 million for U. S. Steel’s share of insurance recoveries related to a fire at the USS-POSCO joint venture in 2001.

7.	Net Gains on Disposal of Assets

In 2004, U. S. Steel sold certain mineral interests, including coal seam gas interests, and certain real estate interests for net cash proceeds of $67 million. The sale of coal seam gas interests resulted in $7 million of other income. The net book value of other mineral interests and the real estate interests totaling $23 million was reported as part of other current assets at December 31, 2003, and the sale of these assets resulted in a gain on disposal of assets of $36 million.

In December 2003, U. S. Steel completed a voluntary contribution of timber cutting rights, which were valued at $59 million, to its defined benefit pension plan. The net book value of these assets was $4 million resulting in a $55 million gain on disposal of assets.

In October 2002, U. S. Steel granted an option to purchase its shares of VSZ and the shares were subsequently sold. Cash proceeds of $31 million were received in consideration for the option and the sale of the shares, resulting in a pretax gain of $20 million, which was included in net gains on disposal of assets in 2002.

8.	Other Income

See Note 7 for a discussion of other income related to the sale of coal seam gas interests in 2004.

In 2004 and 2003, U. S. Steel received $7 million and $14 million, respectively, as a result of trade adjustment assistance legislation.

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

9.	Restructuring Charges

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

The restructuring charges include:

•	Curtailment expenses of $310 million for pensions and $64 million for other postretirement benefits (OPEB) related to employee reductions under the TAP for union employees, other retirements, layoffs and asset dispositions;
•	Termination benefit charges of $40 million primarily for enhanced benefits provided to U. S. Steel employees retiring under the TAP;
•	Early retirement cash incentives of $103 million related to the TAP;
•	Salaried benefits under the layoff benefit program of $9 million; and
•	Pension settlement losses of $97 million.

The fixed-asset impairment charges of $60 million relate to the November 1, 2003 non-monetary exchange of U. S. Steel’s plate mill at Gary Works for the assets of International Steel Group Inc.’s No. 2 pickle line at its Indiana Harbor Works and the write-off of fixed assets of the Straightline segment which was closed to new business effective December 31, 2003, due to continued operating losses. Straightline was shut down in 2004.

The table below sets forth the significant components and activity in the restructuring program during 2003:

(In millions)	Restructuring Charges	Non-Cash Charges	Cash Payments	Accrual at December 31, 2003
Employee severance and benefits:
Pension and OPEB curtailment (a)	$374	$374	$-	$-
Termination benefits (a)	40	40	-	-
Cash incentives	103	-	86	17
Layoff benefits	9	-	3	6
Pension settlement	97	97	-	-

Total	623	511	89	23

Fixed asset impairments:
Plate mill	46	46	-	-
Straightline	14	14	-	-

Total	60	60	-	-

Total restructuring charges	$683	$571	$89	$23
(a)	Any liability associated with these charges was calculated and recorded as part of the pension and other postretirement obligation. See Note 19.

The accrual of $23 million included in payroll and benefits payable on the balance sheet at December 31, 2003, was paid in 2004.

10.	Net Interest and Other Financial Costs

(In millions)	2004		2003		2002
Interest and other financial income:
Interest income	$14		$6		$5
Foreign currency remeasurement gains	32		20		16

Total	46		26		21

Interest and other financial costs:
Interest incurred	154		154		129
Less interest capitalized	8		8		5

Net interest	146		146		124
Interest on tax issues	(26)	(a)	-	(a)	4
Loss on debt extinguishment	27	(b)	-		-
Financial costs on:
Sale of receivables	2		2		3
Inventory facility	4		1		2
Amortization of discounts and deferred financing costs	12	(c)	7	(d)	3

Total	165		156		136

Net interest and other financial costs	$119		$130		$115
(a)	Includes a favorable adjustment of $38 million and $17 million for 2004 and 2003, respectively, related to the settlement of prior years’ taxes.
(b)	Charge related to the premium paid on the partial early extinguishment of the 9.75% and 10.75% Senior Notes. See Note 17.
(c)	Includes a $6 million write-off of discount issue costs related to the partial early extinguishment of the 9.75% and 10.75% Senior Notes. See Note 17.
(d)	Includes a $3 million write-off of deferred financing costs associated with the $400 million inventory facility which was replaced by a $600 million facility in May 2003.

Net interest and other financial costs include amounts related to the remeasurement of USSK’s and USSB’s assets and liabilities into the U.S. dollar, which is USSK’s and USSB’s functional currency.

11.	Income Per Common Share

Net income (loss) per common share for 2004 and 2003 is calculated by adjusting net income (loss) for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the year. Net income per common share for 2002 is based on the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share for 2004 and 2003 assumes the exercise of stock options and conversion of preferred stock, provided the effect is dilutive. Diluted net income per common share in 2002 assumes the exercise of stock options, provided the effect is dilutive.

Potential common stock of 15,964,000 shares related to the conversion of preferred stock and 840,489 shares related to employee stock options and restricted stock have been included in the computation of diluted net income for 2004 because their effects were dilutive. Potential common stock of 14,214,521 shares related to the conversion of preferred stock and 7,112,773 shares related to employee stock options and restricted stock have been excluded from the computation of diluted net loss for 2003 because their effects were antidilutive. Potential common stock of 6,163,693 related to employee options and restricted stock have been excluded from the computation of diluted net income per share for 2002 because their effect was antidilutive.

Computation of Income Per Common Share	2004	2003	2002
Net income (loss) applicable to common stock (in millions)	$1,073	$(479)	$61
Weighted average shares outstanding (in thousands):
Basic	111,838	103,179	97,426
Diluted	128,643	103,179	97,428
Per share:
Basic	$9.60	$(4.64)	$0.62
Diluted	$8.48	$(4.64)	$0.62

12.	Inventories

	December 31,
(In millions)	2004	2003
Raw materials	$253	$212
Semi-finished products	562	575
Finished products	309	427
Supplies and sundry items	73	69

Total	$1,197	$1,283

At December 31, 2004 and 2003, the LIFO method accounted for 84% and 89%, respectively, of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $770 million in 2004 and $270 million in 2003. Cost of revenues was reduced and income (loss) from operations was improved by $16 million and $9 million in 2004 and 2003, respectively, and cost of revenues was increased and income from operations was reduced by $1 million in 2002 as a result of liquidations of LIFO inventories.

In addition to cost of revenues effects, USSK LIFO liquidations also produced foreign currency exchange gains (losses) of $3 million, $8 million and less than $1 million for 2004, 2003 and 2002, respectively. These foreign currency gains (losses) are reflected in net interest and other financial costs. See Note 10.

Supplies and sundry items inventory in the table above includes $46 million and $42 million of land held for residential/commercial development by U. S. Steel’s Real Estate segment as of December 31, 2004 and 2003, respectively.

13.	Income Taxes

Provisions (benefits) for income taxes were:

	2004			2003			2002
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(34)	$318	$284	$(14)	$(359)	$(373)	$(12)	$(28)	$(40)
State and local	5	64	69	3	(73)	(70)	-	(6)	(6)
Foreign	25	(27)	(2)	2	(13)	(11)	3	(5)	(2)

Total	$(4)	$355	$351	$(9)	$(445)	$(454)	$(9)	$(39)	$(48)

A reconciliation of the federal statutory tax rate of 35% to total provisions (benefits) follows:

(In millions)	2004	2003	2002
Statutory rate applied to income (loss) before income taxes	$511	$(301)	$4
Minority Interest	(11)	$-	$-
Excess percentage depletion	(28)	(1)	(1)
Effects of foreign operations	(144)	(88)	(39)
State and local income taxes after federal income tax effects	45	(46)	(4)
Adjustments of prior years’ federal income taxes	(23)	(19)	(8)
Other	1	1	-

Total provisions (benefits)	$351	$ (454)	$ (48)

Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2004	2003
Deferred tax assets:
Federal tax loss carryforwards (expiring in 2022 through 2023)	$84	$206
Federal minimum tax credits	11	-
State tax credit carryforwards ($3 million expiring in 2005 through 2012, $2 million do not expire)	5	6
State tax loss carryforwards (expiring in 2006 through 2023)	23	43
Foreign tax loss carryforwards ($17 million expiring in 2013 through 2014, $31 million do not expire)	48	32
Employee benefits	1,126	999
Receivables, payables and debt	63	70
Expected federal benefit for deducting state deferred income taxes	22	-
Contingencies and accrued liabilities	77	67
Other deductible temporary differences	24	47
Valuation allowances:
Federal	-	(177)
State	-	(32)
Foreign	(48)	(32)

Total deferred tax assets	1,435	1,229

Deferred tax liabilities:
Property, plant and equipment	495	455
Pension asset	1,023	-
Inventory	168	82
Investments in subsidiaries and equity investees	42	60
Other taxable temporary differences	46	28

Total deferred tax liabilities	1,774	625

Net deferred tax assets (liabilities)	$(339)	$604

Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Slovak koruna. A full valuation allowance is recorded for Serbian deferred tax assets due to the lack of historical information and the losses experienced in the months immediately following the acquisition of USSB. If USSB continues to generate income, the valuation allowance of $17 million for Serbian taxes could be partially or fully reversed at such time that it is more likely than not that the related deferred tax assets will be realized. At December 31, 2004, the amount of net foreign deferred tax assets recorded was $36 million, net of an established valuation allowance of $48 million. This net deferred tax asset includes $29 million recorded in 2004 related to foreign exchange losses on long-term receivables. During 2004, the tax law was clarified to allow cumulative foreign exchange losses to be deducted. The repayment of long-term USSK debt in November 2004 resulted in a tax related to foreign exchange gains, which was offset fully by the Slovak income tax credit. Accordingly, the $14 million deferred tax liability that was associated with this gain was reversed in 2004, resulting in a credit to tax expense. At December 31, 2003, the amount of net foreign deferred tax assets was $9 million, net of an established valuation allowance of $32 million. During 2003, a provision of $9 million was recorded against the foreign deferred tax assets.

At December 31, 2004, the net domestic deferred tax liability was $375 million. During 2004, federal and state valuation allowances totaling $209 million previously charged to other comprehensive income were reversed. See further discussion below. At December 31, 2003, the net domestic deferred tax asset was $595 million. The amount of net domestic deferred tax assets determined to be realizable was measured by calculating the tax effect of the tax planning strategies that were estimated to generate approximately $1.3 billion in taxable income. Based on this assessment, as of December 31, 2003, U. S. Steel determined that it was more likely than not that $595 million of such assets would be realized, therefore resulting in a valuation allowance of $209 million. During 2003, a state deferred tax valuation allowance of $7 million previously charged to other comprehensive income was reversed.

In the fourth quarter of 2003, U. S. Steel merged its two major defined benefit pension plans. Based on the year-end 2003 measurement of this merged plan and another smaller plan, U. S. Steel was required to increase the additional minimum liability which resulted in an increase to deferred tax assets. The corresponding non-cash charge to equity of $534 million reflected a full valuation allowance of $209 million ($177 million federal and $32 million state). Based on the year-end 2004 measurement of the main defined benefit pension plan, the additional minimum liability for this plan was no longer necessary, resulting in a reversal of the related deferred tax assets of $794 million and the associated valuation allowance of $209 million through equity.

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

The examination phase of the IRS audit of the consolidated tax returns of Marathon for the years 1998 through 2001 has been completed. The appeals process will begin in 2005. U. S. Steel believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled. Unfavorable settlement of any particular issue would require use of U. S. Steel’s cash and would increase the effective tax rate to the extent an issue was settled for more than the amount of the provision. Favorable resolution, including resolution of claims that have been made for additional tax deductions and credits, would increase U. S. Steel’s cash and be recognized as a reduction to U. S. Steel’s effective tax rate in the year of resolution. During 2004, the audit of Marathon’s consolidated federal income tax returns for the years 1995 through 1997 was completed, reviewed and approved by the Congressional Joint Committee on Taxation. As a consequence of this settlement and the favorable adjustments to accrued interest for prior years’ taxes, additional tax expense of $7 million was recorded. During 2003, the audit of Marathon for the years 1988 through 1994 was settled with the IRS and allocated to U. S. Steel, resulting in the recognition of a $13 million benefit. A settlement for the calendar year 2001 income taxes of $7 million was made by Marathon to U. S. Steel in December 2002.

Additionally, pursuant to the tax sharing agreement, U. S. Steel and Marathon have agreed through various representations and covenants to protect the tax-free status of the Separation. To the extent that a breach of a representation or covenant results in corporate tax being imposed, the breaching party, either U. S. Steel or Marathon, will be responsible for the payment of the corporate tax. See further discussion in Note 28.

In 2004, as part of its audit of the 1998 through 2001 years, the Internal Revenue Service completed its review of a Research and Development Tax Credit claim related to the years 1988 through 2000, which generated tax benefits for U. S. Steel of $15 million, and resulted in a reversal of interest expense accruals of $2 million. These effects were recorded in the fourth quarter 2004.

Pretax income for the years 2004, 2003 and 2002 included $401 million, $218 million and $106 million attributable to foreign sources.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. U. S. Steel expects the net effect of the phase-out of the ETI and the phase-in of this new deduction to result in a decrease in the effective tax rate for fiscal years 2005 and 2006 of less than 1 percentage-point, based on current earnings levels. In the long-term, U. S. Steel expects that the new deduction will result in a decrease of the annual effective tax rate of approximately 2 percentage-points based on current earnings levels.

Under the guidance in FSP FAS 109-1, the deduction will be treated as a “special deduction” as described in FAS 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing as of the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on U. S. Steel’s tax return.

The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, U. S. Steel is not yet in a position to decide whether, and to what extent, U. S. Steel might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the analysis to date, however, it is reasonably possible that U. S. Steel may repatriate some qualified dividend amount between $0 to $500 million, with the respective tax liability ranging from $0 to $26 million. U. S. Steel expects to be in a position to finalize its assessment by the fourth quarter of 2005.

While U. S. Steel is currently studying the impact of these one-time favorable foreign dividend provisions, as of December 31, 2004, and based on the tax laws in effect at that time, it remains U. S. Steel’s intention to continue to indefinitely reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2004, amounted to $952 million. If such earnings were not permanently reinvested, a U.S. deferred tax liability of approximately $300 million would have been required.

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60% of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. See Note 28 for a discussion of the capital improvement program commitments to the Slovak government. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100% of USSK’s tax liability for years 2000 through 2004 and 50% of the current statutory rate of 19% for the years 2005 through 2009. Management believes that USSK has fulfilled all of the necessary conditions for claiming the tax credit for 2000 through 2004. As a result of claiming these tax credits and management’s intent to reinvest earnings in foreign operations, virtually no income tax provision, except for the two $16 million tax payments discussed below, is recorded for USSK income.

In connection with Slovakia joining the European Union (EU), the total tax credit granted to USSK for the period 2000 through 2009 was limited to $430 million, and USSK agreed to make tax payments of $16 million in 2004 and 2005, the first of which was paid in June 2004. Also, additional conditions for claiming the tax credit were established. These new conditions limit USSK’s annual production of flat-rolled products and its sales of all products into the 15 countries that were members of the EU prior to Slovakia and nine other nations joining the EU in May 2004. Management believes the future impact of these changes will be minimal because Slovak tax laws have been modified and tax rates have been reduced since the acquisition of USSK; and the production and sales limits, which provide for annual increases through 2009, are not materially burdensome.

14.	Investments and Long-Term Receivables

	December 31,
(In millions)	2004	2003
Equity method investments	$256	$248
Receivables due after one year, less allowance of $4 and $4	1	6
Split dollar life insurance	19	27
Other	7	8

Total	$283	$289

Summarized financial information of investees accounted for by the equity method of accounting is as follows:

(In millions)	2004	2003	2002
Income data - year:
Revenues and other income	$1,902	$1,734	$1,495
Operating income (loss)	114	2	(21)
Net income (loss)	55	(54)	(73)
Balance sheet data - December 31:
Current assets	$516	$359
Noncurrent assets	566	729
Current liabilities	274	277
Noncurrent liabilities	342	281

Investees accounted for using the equity method include:

Investee	Country	December 31, 2004 Ownership
Acero Prime, S. R. L. de CV	Mexico	50%
Chrome Deposit Corporation	United States	50%
Double Eagle Steel Coating Company	United States	50%
Double G Coatings Company L.P.	United States	50%
Feralloy Processing Company	United States	49%
Olympic Laser Processing	United States	50%
PRO-TEC Coating Company	United States	50%
USS-POSCO Industries	United States	50%
Worthington Specialty Processing	United States	50%

The application of FIN 46R resulted in U. S. Steel consolidating the 1314B Partnership effective January 1, 2004. The results of the 1314B Partnership were previously accounted for under the equity method.

Dividends and partnership distributions received from equity investees were $43 million in 2004, $36 million in 2003 and $24 million in 2002.

For discussion of transactions and related receivable and payable balances between U. S. Steel and its investees, see Note 26.

15.	Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2004	2003
Land and depletable property	-	$175	$170
Buildings	35 years	673	662
Machinery and equipment	4-22 years	9,827	9,364
Leased machinery and equipment	3-25 years	189	175

Total		10,864	10,371
Less accumulated depreciation, depletion and amortization		7,237	6,957

Net		$3,627	$3,414

Amounts in accumulated depreciation, depletion and amortization for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $108 million and $100 million at December 31, 2004 and 2003, respectively.

16.	Stock-Based Compensation Plans

The 2002 Stock Plan, which became effective January 1, 2002, replaced the 1990 Stock Plan as a stock-based compensation plan for key management employees of U. S. Steel. The 2002 Stock Plan authorizes the Compensation and Organization Committee of the board of directors to grant restricted stock, stock options and stock appreciation rights (SARS) to key management employees. Up to 10 million shares are available for grants during the five-year term of the plan. In addition, awarded shares that do not result in shares being issued are available for subsequent grant, and any ungranted shares from prior years’ annual allocations are available for subsequent grants during the years the 2002 Stock Plan is in effect.

Stock options are issued at the market price per share at the date of grant and vest over a one-year service period. Certain options include tandem SARS that contain the right to receive cash and/or common stock equal to the excess of the fair market value of the shares of common stock, as determined in accordance with the plan, over the option price of the shares. Under the 2002 Stock Plan, no stock options may be exercised prior to one year or after eight years from the date of grant. Under the 1990 Stock Plan, stock options expire ten years from the date they were granted. No SARS were issued during 2004. U. S. Steel had 636,050 and 6,372,930 outstanding SARs at December 31, 2004 and 2003, respectively, and recorded $23 million and $75 million of related compensation expense during 2004 and 2003, respectively.

In connection with the separation from Marathon, all options to purchase Steel Stock were converted into options to purchase U. S. Steel common stock with identical terms, and the remaining vesting periods and term of the options were continued.

The following is a summary of stock option activity:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,329,430	$22.19	6,165,270	$25.84	4,478,535	$28.09
Granted	1,480,000	29.54	2,422,000	14.38	1,825,200	20.42
Exercised	(6,495,275)	21.04	(902,760)	21.69	-	-
Canceled	(33,900)	34.19	(355,080)	33.49	(138,465)	27.31

Outstanding at end of year	2,280,255	$30.08	7,329,430	$22.19	6,165,270	$25.84
Options Exercisable at end of year	801,955	$31.07	5,027,530	$25.79	4,341,570	$28.12

The following table represents outstanding stock options issued under the 2002 Stock Plan and 1990 Stock Plan at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Under Option	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Under Option	Weighted- Average Exercise Price
$ 15.45 - 28.22	227,915	5.7 years	$19.87	227,915	$19.87
29.54 - 33.81	1,669,690	6.8	29.82	191,390	31.98
37.28	382,650	3.4	37.28	382,650	37.28

	2,280,255	6.1	30.08	801,955	31.07

Restricted stock represents stock granted to officers of U. S. Steel for such consideration, if any, as determined by the Compensation and Organization Committee, subject to forfeiture provisions and restrictions on transfer. Those restrictions may be removed as conditions such as performance, continuous service and other criteria are met. Restricted stock is issued at the market price per share at the date of grant and vests over service periods that range from one to five years.

The following table presents information on restricted stock grants:

	2004	2003	2002
Number of shares granted	63,710	88,600	221,960
Weighted-average grant-date fair value per share	$29.54	$15.45	$20.42

U. S. Steel also had a restricted stock plan for certain salaried employees who are not officers of the Company, which has been suspended. Of the awarded stock, 50 percent vests at the end of two years from the date of grant and the remaining 50 percent vests in four years from the date of grant. Prior to vesting, the employee has the right to vote such stock and receive dividends thereon. The nonvested shares are not transferable and are retained by U. S. Steel until they vest. There were no shares granted under this plan in 2004, 2003 or 2002.

U. S. Steel has a deferred compensation plan for non-employee directors of its Board of Directors. The plan permits participants to defer up to 100 percent of their annual retainers in the form of common stock units. Non-employee directors are encouraged to defer at least half of their annual retainers in the form of common stock units. Common stock units are book entry units equal in value to a share of stock. During 2004, 8,251 units were issued; during 2003, 23,182 units were issued; and during 2002, 16,993 units were issued.

Total stock-based compensation expense was $34 million in 2004, $84 million in 2003 and $4 million in 2002.

17.	Debt

(In millions)	Interest Rates %	Maturity	December 31,
			2004	2003
Senior Notes	9 3/4	2010	$378	$450
Senior Notes	10 3/4	2008	348	535
Senior Quarterly Income Debt Securities	10	2031	49	49
Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes	4 3/4 -6 7/8	2009 - 2033	472	471
Inventory Facility		2009	-	-
Fairfield Caster Lease		2005 - 2012	71	76
Other capital leases and all other obligations		2005 - 2014	55	74
USSK loan	8 1/2	2005 - 2010	-	281
USSK credit facilities		2006	-	-
USSB credit facility		2005	-	-

Total			1,373	1,936
Less unamortized discount			2	3
Less long-term debt due within one year			8	43

Long-term debt, less unamortized discount			$1,363	$1,890

Senior Notes – In May 2003, U. S. Steel issued $450 million of Senior Notes due May 15, 2010 (9 3/4% Senior Notes). These notes have an interest rate of 9 3/4% per annum payable semi-annually on May 15 and November 15. The 9 3/4% Senior Notes were issued under U. S. Steel’s shelf registration statement and were not listed on any national securities exchange. Proceeds from the sale of the 9 3/4% Senior Notes were used to finance a portion of the purchase price of National’s assets. Up to 35% of the original aggregate principal amount of the 9 3/4% Senior Notes could be redeemed at any time prior to May 15, 2006, with the proceeds of public offerings of certain capital stock at a redemption price of 109.75% of the principal amount plus accrued interest. In 2001, U. S. Steel issued $535 million of 10 3/4% Senior Notes. Up to 35% of the aggregate principal amount of the 10 3/4% Senior Notes could have been redeemed at any time prior to August 1, 2004, with the proceeds of public offerings of certain capital stock. On April 19, 2004, U. S. Steel redeemed $72 million principal amount of the 9 3/4% Senior Notes at 109.75% of the principal amount plus accrued interest and $187 million of the 10 3/4% Senior Notes at 110.75% of the principal amount plus accrued interest, using proceeds from the March 9, 2004 common stock offering. See Note 21.

Senior Quarterly Income Debt Securities (Quarterly Debt Securities) – The Quarterly Debt Securities are redeemable at the option of U. S. Steel, in whole or in part, on or after December 31, 2006, at 100% of the principal amount, redeemed together with accrued but unpaid interest to the redemption date. Interest is payable quarterly.

Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes – Under an agreement related to the Separation, U. S. Steel assumed and will discharge all principal, interest and other duties of Marathon under these obligations, including any amounts due upon any defaults or accelerations of any of the obligations, other than defaults or accelerations caused by any action of Marathon. The agreement also provides that on or before the tenth anniversary of the Separation (December 31, 2011), U. S. Steel will provide for the discharge of Marathon from any remaining liability under any of these obligations.

Inventory Facility – On May 20, 2003, U. S. Steel entered into a revolving credit facility that provides for borrowings of up to $600 million that replaced a similar $400 million facility entered into on November 30, 2001. The facility is secured by a lien on U. S. Steel’s inventory and receivables (to the extent not sold under the Receivables Purchase Agreement – see Note 18). Interest on borrowings is calculated based on either LIBOR or the agent’s prime rate using spreads based on facility availability as defined in the agreement. Although there were no amounts drawn against this facility at December 31, 2004, availability was $594 million due to $6 million of letters of credit issued against the facility. On October 22, 2004, this facility was amended and restated to (i) extend its maturity until October 2009; (ii) increase advance rates on semi-finished and raw materials; (iii) reduce certain reserves and (iv) modify pricing terms. In addition, many of the restrictive covenants now apply only when the average availability under the facility is less than $100 million.

Fairfield Caster Lease – U. S. Steel is the sublessee of a slab caster at the Fairfield Works in Alabama. The sublease is accounted for as a capital lease. Marathon is the primary obligor under the lease. Under an agreement related to the Separation, U. S. Steel assumed and will discharge all obligations under this lease, which has a final maturity of 2012, subject to additional extensions.

Other capital leases and all other obligations – U. S. Steel is the lessee of a coke battery at the Clairton Works in Pennsylvania. Additionally, U. S. Steel was the lessee of a coke battery at the Granite City Works in Illinois until it purchased the facility in June 2004.

USSK loan – USSK repaid its loan with a group of financial institutions in November 2004.

USSK credit facilities – USSK is the sole obligor on a $40 million revolving credit facility that expires in December 2006. The facility bears interest at prevailing market rates plus a margin. USSK is obligated to pay a commitment fee on undrawn amounts. At December 31, 2004 and 2003, there were no borrowings against this facility. Additionally, USSK is the sole obligor on a revolving $20 million credit facility that expires in December 2006. This is a multi-use facility available for overdraft borrowings, fixed interest period borrowings, plus issuance of letters of credit and bank guarantees. The facility bears interest at prevailing short-term market rates plus a margin. USSK is obligated to pay a commitment fee on the undrawn portion of the facility. At December 31, 2004 and 2003, there were no borrowings against this facility. At December 31, 2004, availability was $16 million as a result of $4 million of customs guarantees issued against the facility.

USSB credit facility – On September 27, 2004, U. S. Steel Serbia d.o.o., a wholly owned subsidiary of USSB, entered into a EUR 9.3 million (which approximated $12.7 million at December 31, 2004) committed working capital facility secured by its inventory of finished and semi-finished goods. This is a multi-use facility available for fixed interest period borrowings plus issuance of letters of credit and bank guarantees. The facility bears interest at prevailing short-term market rates plus a margin. The facility has a term of one year and can be extended by mutual agreement of the parties for up to two additional one-year periods. At December 31, 2004, there were no borrowings against this facility.

Covenants – The Senior Notes, Quarterly Debt Securities and the Inventory Facility may be declared immediately due and payable in the event of a change in control of U. S. Steel, as defined in the related agreements. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield Caster for $86 million or provide a letter of credit to secure the remaining obligation. The short-term USSB credit facility may be declared immediately due and payable if U. S. Steel Serbia d.o.o. ceases to be a direct or indirect wholly-owned subsidiary of U. S. Steel. Additionally, the Senior Notes contain various other significant restrictions, the majority of which will not apply upon the attainment of an investment grade rating, including restrictions on the payment of dividends; limits on additional borrowings, including limiting the amount of borrowings secured by inventories or sales under the Receivables Purchase Agreement; limits on sale/leasebacks; limits on the use of funds from asset sales and sale of the stock of subsidiaries; and restrictions on U. S. Steel’s ability to invest in joint ventures or make certain acquisitions. The

Inventory Facility imposes additional restrictions including limitations on capital expenditures and certain asset sales. The fixed charge coverage ratio test in the Inventory Facility is calculated as the ratio of operating cash flow to cash charges as defined in the agreement of not less than 1.25 times on the last day of any fiscal quarter. This coverage test must be met if availability, as defined in the agreement, is less than $100 million. If the Inventory Facility covenants are breached or if U. S. Steel fails to make payments under its material debt obligations or the Receivables Purchase Agreement, creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral. This may also cause a termination event to occur under the Receivables Purchase Agreement and a default under the Senior Notes. If that occurs, the purchasers under the Receivables Purchase Agreement are entitled to collect all of U. S. Steel’s receivables until they are repaid and the holders of the Senior Notes would be able to declare their obligations immediately due and payable. U. S. Steel was in compliance with all of its debt covenants at December 31, 2004.

Debt Maturities – Aggregate maturities of long-term debt are as follows (in millions):

2005	2006	2007	2008	2009	Later Years	Total
$ 8	$12	$21	$362	$17	$953	$1,373

18.	Variable Interest Entities

1314B Partnership

In accordance with FIN 46R, U. S. Steel consolidated the 1314B Partnership as of January 1, 2004. The 1314B Partnership was previously accounted for under the equity method. U. S. Steel is the sole general partner and there are two unaffiliated limited partners. U. S. Steel is responsible for purchasing, operations and sales of coke and coke by-products. U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. The partnership at times had operating cash shortfalls in 2004, 2003 and 2002 that were funded with loans from U. S. Steel. There were no outstanding loans with the partnership at December 31, 2004 and 2003. An unamortized deferred gain from the formation of the partnership of $150 million is included in deferred credits and other liabilities in the balance sheet. The gain will not be recognized in income as long as U. S. Steel has a commitment to fund cash shortfalls of the partnership. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for credits under Section 29 of the Internal Revenue Code. Furthermore, U. S. Steel, under certain circumstances, has indemnified the 1314B Partnership for environmental obligations. See Note 28 for further discussion of commitments related to the 1314B Partnership.

Upon the initial consolidation of the 1314B Partnership, $28 million of current assets, $8 million of net property, plant and equipment, no liabilities and a minority interest of $22 million were included on the balance sheet. A $14 million cumulative effect of change in accounting principle benefit, net of tax, was recorded in the first quarter of 2004.

Distributions to the limited partners totaled $27 million in 2004.

Blackbird Acquisition Inc.

In accordance with FIN 46R, U. S. Steel consolidated Blackbird Acquisition Inc., an entity established during the third quarter of 2004 to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird Acquisition Inc. During 2004, $29 million of property, plant and equipment was purchased through this entity and reflected on U. S. Steel’s balance sheet, $16 million of which was consolidated through Blackbird at December 31, 2004. All other financial impacts were insignificant.

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

During 2004, USSR did not sell any accounts receivable. During 2003, USSR sold to conduits and subsequently repurchased $190 million of revolving interest in accounts receivable. As of December 31, 2004 and 2003, $500 million and $383 million, respectively, was available to be sold under this facility. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. During 2004 and 2003, U. S. Steel incurred costs of $2 million, respectively, relating to fees on the sale of its receivables. These costs are included in net interest and other financial costs in the statement of operations.

The table below summarizes cash flows from and paid to USSR:

(In millions)	2004	2003
Proceeds from:
Collections reinvested	$10,129	$7,124
Securitizations	-	-
Servicing fee	10	7

The table below summarizes the trade receivables for USSR:

	December 31,
(In millions)	2004	2003
Balance of accounts receivable-net, purchased by USSR	$1,016	$655
Revolving interest sold to conduits	-	-

Accounts receivable - net, included in the balance sheet of U. S. Steel	$1,016	$655

While the term of the facility is five years, the facility also terminates on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the Inventory Facility and other debt obligations, any failure of USSR to maintain certain ratios related to the collectability of the receivables, and failure to extend the commitments of the commercial paper conduits’ liquidity providers which currently terminate on November 23, 2005.

19.	Pensions and Other Postretirement Benefits

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

Effective May 21, 2003, newly hired USWA union employees and union employees hired with the purchase of National will receive pension benefits through the SPT, a multi-employer pension plan, based upon an hourly contribution U. S. Steel has negotiated to pay. Since July 1, 2003 all newly hired non-union domestic salaried employees, including all those hired from National, receive pension benefits through a defined contribution plan whereby U. S. Steel agrees to contribute a certain percentage of salary based upon attained age each year.

U. S. Steel also has defined benefit retiree health care and life insurance plans (Other Benefits) covering most domestic employees upon their retirement. Health care benefits are provided through comprehensive hospital, surgical, major medical and drug benefit provisions or through health maintenance organizations, both subject to various cost sharing features. Effective December 31, 2003, most salaried employees are no longer covered by a company medicare benefit and for most, their pre-medicare company benefit has been modified to be paid from the retiree insurance plan rather than the pension plan. Life insurance benefits are provided to nonunion retiree beneficiaries primarily based on the employee’s annual base salary at retirement. For domestic union retirees, life insurance benefits are provided primarily based on fixed amounts negotiated in union labor contracts.

The majority of U. S. Steel’s European employees are covered by government-sponsored programs in which U. S. Steel makes required annual contributions. Also, U. S. Steel sponsors defined benefit plans for most European employees covering benefit payments due to employees upon their retirement, some of which are government mandated.

U. S. Steel uses a December 31 measurement date for its plans, and may have an interim measurement date if significant events occur.

	Pension Benefits		Other Benefits
(In millions)	2004	2003	2004	2003
Change in benefit obligations
Benefit obligations at January 1	$8,089	$7,638	$2,689	$3,171
Service cost	94	103	12	16
Interest cost	459	460	153	181
Plan amendments (a)	1	24	-	(586)
Actuarial (gains) losses (b)	260	538	126	(155)
Exchange rate loss	3	6	-	-
Plan merger and acquisition (c)	1	25	-	213
Settlements, curtailments and termination benefits (d)	(33)	114	-	83
Benefits paid	(939)	(819)	(250)	(234)

Benefit obligations at December 31	$7,935	$8,089	$2,730	$2,689
Change in plan assets
Fair value of plan at January 1	$7,567	$7,247	$460	$544
Actual return on plan assets	625	1,260	35	72
Acquisition	-	1	-	-
Exchange rate loss	1	5	-	-
Employer contributions	295	75	35	19
Settlements paid from plan assets	-	(210)	-	-
Benefits paid from plan assets	(934)	(811)	(64)	(175)

Fair value of plan assets at December 31	$7,554	$7,567	$466	$460
Funded status of plans at December 31	$(381)	$(522)	$(2,264)	$(2,229)
Unrecognized transition asset	-	(1)	-	-
Unrecognized prior service cost	346	440	(490)	(534)
Unrecognized actuarial losses	2,385	2,326	633	527

Net amount recognized	$2,350	$2,243	$(2,121)	$(2,236)
(a)	In 2003, primarily recognizes pension and Other Benefit changes in the labor agreement with the USWA effective May 2003. Other negotiated benefit changes include significant cost sharing provisions whereby union retirees have higher drug co-pays, added base premium charges and a company cost cap that freezes all retiree medical costs after the 2006 base year for most retirees other than certain surviving spouses.
(b)	Other Benefits in 2003 includes recognition of $450 million in estimated savings applicable to assumed changes to retiree participation in U. S. Steel sponsored drug programs due to the December 2003 government medicare drug legislation in combination with the cost cap negotiated with the USWA. Savings for steelworker participants reflect significant anticipated participant withdrawals from U. S. Steel’s optional drug program starting in 2006 and for mineworker participants reflect a 28 percent government subsidy on projected drug costs paid by U. S. Steel. However, there could be significant clarifications of the legislative details of the bill in future years that could alter assumptions made here.
(c)	Other Benefits in 2003 primarily represent the impact of National union employees’ retired medical and retiree life benefits negotiated under the agreement with the USWA in May 2003.
(d)	Pension benefits in 2004 represent primarily a settlement in the non-qualified defined benefit pension plan related to the retirement of certain executive management employees and termination and curtailment liabilities related to the partial termination of a small Canadian pension plan. Reflects pension settlements of $216 million in 2003 due to a high level of salaried lump sum payments for earlier than expected retirements and the salaried workforce reduction program. Also represents in 2003, pension termination and curtailment liabilities of $330 million and Other Benefits’ curtailment liabilities of $77 million, both reflecting the USWA union employees’ TAP early retirement program and the salaried workforce reduction program.

Amounts for pension benefits and Other Benefits recognized in the balance sheet consist of:

	Pension Benefits		Other Benefits
(In millions)	2004	2003	2004	2003
Pension asset	$2,538	$8	$-	$-
Payroll and benefits payable	(137)	(85)	(228)	(210)
Employee benefits	(70)	(175)	(1,893)	(2,026)
Intangible assets	1	440	-	-
Accumulated other comprehensive loss (a)	18	2,055	-	-

Net amount recognized	$2,350	$2,243	$ (2,121)	$ (2,236)
(a)	Accumulated other comprehensive loss effects of minimum pension liability adjustments are reflected net of tax of $7 million and $594 million at December 31, 2004 and 2003, respectively, on the Statement of Stockholders’ Equity.

The accumulated benefit obligation for all defined benefit pension plans was $7,592 million and $7,814 million at December 31, 2004 and 2003, respectively.

	December 31,
(In millions)	2004	2003
Information for pension assets with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations	$(71)	$(7,793)
Aggregate projected benefit obligations (PBO)	(91)	(8,066)
Aggregate fair value of plan assets	-	7,536

Of the PBO total, $4 million and $6 million represents the portions of pension benefits applicable to Marathon employees’ corporate service with USX Corporation at December 31, 2004 and 2003, respectively. Such amounts will be reimbursed by Marathon and are reflected as long-term receivables from related parties on the balance sheet. The aggregate accumulated benefit obligations in excess of plan assets reflected above are included in the payroll and benefits payable and employee benefits lines on the balance sheet.

	Pension Benefits			Other Benefits
(In millions)	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost (credit):
Service cost	$94	$103	$96	$12	$16	$18
Interest cost	459	460	485	153	181	172
Expected return on plan assets	(570)	(635)	(788)	(35)	(39)	(54)
Amortization - prior service costs	95	96	96	(44)	(27)	2
- actuarial (gains) losses	128	73	8	20	44	-

Net periodic benefit cost, excluding below	206	97	(103)	106	175	138
Multiemployer plans (a)	26	12	-	-	8	12
Settlement, termination and curtailment losses (b)	22	447	100	-	58	-

Net periodic benefit cost (credit)	$254	$556	$(3)	$106	$241	$150
(a)	Primarily represents pension accruals for the SPT covering USWA employees hired from National and new USWA employees hired after May 21, 2003. Other Benefits consist of payments made in the first six months of 2003 and 2002 to a multi-employer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The $85 million present value liability of the Coal Act obligation was recorded as of June 30, 2003, following the sale of the last active mining operations. This amount could increase if additional costs are assigned under the Coal Act.
(b)	Relates to the events mentioned under footnote (d) to the Change in Benefits Obligation table.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Weighted-average actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Increase in compensation rate	4.00%	4.00%	4.00%	4.00%

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Weighted-average actuarial assumptions used to determine net periodic benefit cost for the year ended December 31
Discount rate	6.00%	6.25%	6.99%	6.00%	5.98%	7.00%
Expected annual return on plan assets	8.00%	8.14%	8.80%	8.00%	8.00%	8.00%
Increase in compensation rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

During 2004, two small non-qualified pension plans were measured at an interim date of October 31, 2004 due to the retirement of several key executives and the extension of the TAP early retirement program to members of the Chemical Workers Union.

During 2003, Pension Benefits were measured at an interim date of September 30, 2003, and Other Benefits were measured at interim dates of May 21, 2003 and September 30, 2003 due to the USWA labor agreement effective May 21, 2003 and recognition of employee reductions under the TAP early retirement and salaried workforce reduction programs as of September 30, 2003.

Assumed healthcare cost trend rates at December 31:	2004	2003
Healthcare cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates no longer have a significant effect on the amounts reported for U. S. Steel’s health care plans, other than the benefit plan offered to retired mineworkers, due to the cost cap that was negotiated in 2003 with the USWA that freezes all retiree medical costs after the 2006 base year. Most salaried benefits are limited to flat dollar payments that are not affected by escalation. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest components	$8	$(7)
Effect on other postretirement benefit obligations	133	(116)

Plan Assets

U. S. Steel’s pension plan asset allocations by asset category are as follows:

	December 31, 2004		December 31, 2003
(In millions)	Assets	Percent	Assets	Percent
Asset Category:
Domestic equity securities	$4,246	56%	$4,372	58%
Foreign equity securities	607	8	564	7
Short-term investments	471	6	410	5
Debt securities	2,033	27	2,030	27
Properties	120	2	119	2
Other	77	1	72	1

Total	$7,554	100%	$7,567	100%

U. S. Steel’s other postretirement plan weighted-average asset allocations by asset category are as follows:

	December 31, 2004		December 31, 2003
(In millions)	Assets	Percent	Assets	Percent
Asset Category:
Domestic equity securities	$269	57%	$252	55%
Foreign equity securities	15	3	14	3
Short-term investments	93	20	51	11
Debt securities	77	17	109	24
Other	12	3	34	7

Total	$466	100%	$460	100%

U. S. Steel’s investment strategy for pension and retiree medical trusts provides that at least half of plan assets are invested in common stock with the balance primarily invested in bonds and other fixed-income securities. U. S. Steel believes that returns on common stock over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds and other fixed-income securities tend to offset some of the shorter-term volatility of common stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel is currently using an 8.0% assumed rate of return for purposes of the expected return on assets for the development of net periodic cost for the main defined benefit pension plan and Other Benefits. This rate was chosen by taking into account the intended asset mix and the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans, and for intervening recent long-term periods, have exceeded this 8.0% rate. However, given the existing low-interest rate environment, it may be inappropriate to assume that similar returns could be achieved going forward.

Cash Flows

Contributions - U. S. Steel’s Board of Directors authorized additional contributions to U. S. Steel’s trusts for pensions and its Voluntary Employment Benefit Association (VEBA) trust of up to $260 million by the end of 2006. U. S. Steel expects to make a voluntary $130 million contribution to its main defined benefit pension plan in 2005, and make cash payments of $12 million to plans not funded by trusts and $26 million to a multiemployer plan. During 2004, U. S. Steel made voluntary contributions of $295 million to its main defined benefit pension plan. Further cash payments of $44 million were made to plans not funded by trusts and $50 million in payments were made to a multiemployer plan. In December 2003, U. S. Steel made a voluntary contribution of timber cutting rights, valued at $59 million, and a voluntary cash contribution of $16 million to its main defined benefit pension plan (see Note 7). Further contributions totaling $15 million were made to other smaller plans in 2003.

U. S. Steel expects to make a $12 million cash contribution to its other postretirement plans and to make cash payments totaling $231 million for other postretirement benefit payments not funded by trusts in 2005. During 2004, U. S. Steel made a cash contribution of $30 million to its VEBA trust and $4 million to its Coal Act Escrow trust and made cash payments totaling $186 million for other postretirement benefit payments not funded by trusts.

Estimated Future Benefit Payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans (including the plan established to represent liabilities under the Coal Act of 1992):

(In millions)	Pension Benefits	Other Benefits
2005	$890	$255
2006	735	295
2007	715	245
2008	700	235
2009	690	225
Years 2010 - 2014	3,330	1,040

Selling, general and administrative expenses for 2004 included a pretax settlement loss of $17 million related to retirement of certain executive management employees under a non-qualified defined benefit plan, and pretax termination and curtailment losses of $5 million related to the partial termination of a small Canadian pension plan.

See discussion of 2003 settlements, curtailments and termination benefit charges in Note 9. Selling, general and administrative expenses for 2002 included a pretax settlement loss of $10 million related to retirements of personnel covered under the non tax-qualified pension plan and the executive management supplemental pension program, and a pretax pension settlement loss of $90 million for the nonunion qualified plan. Selling, general and administrative expenses for 2002 also included a pretax charge of $14 million recorded to impair retiree medical claim reimbursements owed by Republic Technologies Holdings, LLC, a former equity investment which was liquidated under Chapter 11 of the U.S. Bankruptcy Code.

FAS No. 87 “Employer’s Accounting for Pensions” provides that if at any plan measurement date, the fair value of plan assets is less than the plan’s accumulated benefit obligation (ABO), the sponsor must establish an additional minimum liability at least equal to the amount by which the ABO exceeds the fair value of the plan assets and any pension asset must be removed from the balance sheet. The sum of the liability and pension asset is offset by the recognition of an intangible asset and/or as a direct charge to stockholders’ equity, net of tax effects. Such adjustments have no direct impact on earnings per share or cash. As of December 31, 2004, for the U. S. Steel pension plan, using a discount rate of 5.75%, the actuarial measurement of the plan’s liabilities indicated that it was overfunded on an ABO basis and no additional minimum liability adjustments were needed. This caused a reversal of the charge to equity (net of tax) of $1,449 million that had been recorded at the end of 2003. Several other smaller non-qualified plans are not funded and additional minimum liability adjustments of $19 million were still required at December 31, 2004 for these plans.

U. S. Steel also contributes to several defined contribution plans for its salaried employees and a small number of wage employees. Since July 1, 2003 all newly hired non-union domestic salaried employees including all non-union salaried people hired from National receive pension benefits through a defined contribution pension plan with defined percentages based on their age, company contributions for which totaled $4 million and $1 million in 2004 and 2003, respectively. U. S. Steel’s contributions to salaried employees’ defined contribution savings fund plans, which for the most part are based on a percentage of the employees’ salary depending on years of service, totaled $14 million in 2004, 2003 and 2002, respectively. Most union employees are eligible to participate in a defined contribution savings fund plan where there is no company match on savings. U. S. Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans. U. S. Steel’s costs under these plans totaled less than $1 million in 2004, 2003 and 2002.

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. U. S. Steel recognized the estimated effects of this Act on its accumulated postretirement benefit obligation (APBO) as of December 31, 2003. Estimated savings of $450 million were included as an actuarial gain primarily due to changes in participation assumptions caused by the impact of the Act in combination with the cost cap negotiated with the USWA in May 2003. The amortization of this actuarial gain had a $30 million favorable impact on 2004 net periodic costs. Significant participant withdrawals from the company’s optional drug program are expected to occur starting in 2006 as participants seek more affordable drug coverage under Medicare Part D benefits. Beginning in 2006, a cost cap will be implemented in accordance with a provision in the May 2003 USWA contract that freezes all company costs at a fixed per capita rate for subsequent years. This cost cap is expected to cause increasingly higher premiums charged each year and to accelerate the participant withdrawal rates.

Other savings from the Act derive from reduced drug costs for mineworker participants because it is anticipated that the mineworkers’ union drug program will pass an actuarial equivalence test required under the Act which will allow U. S. Steel to receive a 28 percent government subsidy on projected gross drug costs paid by U. S. Steel beginning in 2006. U. S. Steel pays a substantial portion of mineworkers’ gross drug costs so it is expected that this plan should pass an actuarial equivalence test of Medicare Part D even though uncertainty exists regarding the specifics of the actuarial equivalence definition. The savings for this subsidy are estimated at approximately $70 million and are included as part of the $450 million actuarial gain in the APBO noted above.

The reduction in liabilities due to these factors reduced 2004 net periodic benefit expense by $60 million (including the $30 million favorable amortization of actuarial gain noted above). There may also be significant clarifications of the legislative details of the Act in future years that could significantly alter some or all of our assumptions. Furthermore, the participant withdrawal rates could occur at a faster or slower pace than has been assumed and the estimated savings could be greater or less than the savings identified currently. Additional assumptions have yet to be made for the impacts on smaller retiree populations that have not yet been analyzed for changes stemming from the Act, including populations not directly controlled by U. S. Steel under the Coal Act of 1992.

20.	Asset Retirement Obligations

On January 1, 2003, the date of adoption of FAS No. 143, “Accounting For Asset Retirement Obligations,” U. S. Steel recorded asset retirement obligations (AROs) of $14 million (in addition to $15 million already accrued), compared to the associated long-lived asset, net of accumulated depreciation, of $7 million that was recorded, resulting in a cumulative effect of adopting this Statement of $5 million, net of tax of $2 million. The obligations recorded on January 1, 2003, and the amounts acquired from National primarily relate to mine and landfill closure and post-closure costs.

The following table reflects changes in the carrying values of AROs for the years ended December 31, 2004 and 2003:

	December 31,
(In millions)	2004	2003
Balance at beginning of year	$20	$29
Additional obligations incurred	1	-
Foreign currency translation effects	4	-
Accretion expense	3	3
Liabilities acquired with National’s assets	-	2
Liabilities removed with Mining Sale	-	(14)

Balance at end of year	$28	$20

Certain asset retirement obligations related to disposal costs of fixed assets at U. S. Steel’s steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate fair value.

21.	Common Stock and Preferred Share Issuance

In March 2004, U. S. Steel sold 8 million shares of its common stock in a public offering for net proceeds of $294 million. Proceeds from this offering were used to redeem a portion of the 9 3/4% Senior Notes and the 10 3/4% Senior Notes. See further discussion in Note 17.

In February 2003, U. S. Steel sold 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Series B Preferred) for net proceeds of $242 million. The Series B Preferred have a dividend yield of 7%, a 20% conversion premium (for an equivalent conversion price of $15.66 per common share) and will mandatorily convert into shares of U. S. Steel common stock on June 15, 2006. The net proceeds of the offering were used for general corporate purposes and to fund a portion of the cash purchase price for the acquisition of National’s assets. The number of common shares that could be issued upon conversion of the 5 million shares of Series B Preferred ranges from approximately 16.0 million shares to 19.2 million shares, based upon the timing of the conversion and the average market price of U. S. Steel’s common stock. During 2004, preferred stock dividends of $18 million reduced the paid-in-capital of the Series B Preferred by $10 million and also reduced retained earnings by $8 million. During 2003, preferred stock dividends of $16 million reduced the paid-in-capital of the Series B Preferred. Preferred stock dividends reduced paid-in-capital of the Series B Preferred in times that U. S. Steel had a retained deficit.

22.	Stockholder Rights Plan

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

23.	Fair Value of Financial Instruments

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 25, by individual balance sheet account. U. S. Steel’s financial instruments at December 31, 2004 and 2003, were:

	December 31, 2004		December 31, 2003
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Cash and cash equivalents	$1,037	$1,037	$316	$316
Receivables	1,592	1,592	1,075	1,075
Receivables from related parties	197	197	150	150
Investments and long-term receivables (a)	8	8	16	15

Total financial assets	$2,834	$2,834	$1,557	$1,556
Financial liabilities:
Accounts payable	$1,305	$1,305	$967	$967
Accounts payable to related parties	58	58	58	58
Accrued interest	29	29	50	50
Long-term debt (including amounts due within one year) (b)	1,419	1,245	1,993	1,783

Total financial liabilities	$2,811	$2,637	$3,068	$2,858
(a)	Excludes equity method investments and split dollar life insurance.
(b)	Excludes capital lease obligations.

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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees, see Note 28.

24.	Supplemental Cash Flow Information

(In millions)	2004	2003	2002
Cash provided from (used in) operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(203)	$(145)	$(124)
Income taxes paid to taxing authorities	(38)	(5)	(4)
Income tax settlements received from Marathon	3	16	7
Noncash investing and financing activities:
U. S. Steel common stock issued for employee stock plans	$13	$1	$14
Assets acquired through capital leases	3	72	-
Contribution of timber cutting rights	-	4	-
Business combinations:
Acquisition of National - liabilities assumed	-	417	-
Acquisition of USSB - liabilities assumed	-	4	-

25.	Derivative Instruments

The following table sets forth quantitative information by class of derivative instrument at December 31, 2004 and 2003:

(In millions)	Fair Value Assets (Liabilities) (a)	Carrying Amount Assets (Liabilities)
Non-Hedge Designation:
OTC commodity swaps (b):
December 31, 2004	$3	$3
December 31, 2003	4	4
(a)	The fair value amounts are based on exchange-traded prices and dealer quotes.
(b)	The OTC swap arrangements vary in duration with certain contracts extending into 2005.

26.	Transactions with Related Parties

Revenues from related parties and receivables from related parties primarily reflect sales of steel products, raw materials, transportation services and fees for providing various management and other support services to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Total revenues generated by sales and service transactions with equity investees were $1,003 million, $956 million and $943 million in 2004, 2003 and 2002, respectively. Revenues from related parties and receivables from related parties also include amounts related to the sale of materials, primarily coke by-products, to Marathon and amounted to $36 million, $18 million and $13 million in 2004, 2003 and 2002, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties.

Receivables from related parties at December 31, 2003 also included $4 million, due from Marathon for tax settlements in accordance with a tax sharing agreement entered into upon the Separation from Marathon. See further discussion in Note 13.

Long-term receivables from related parties at December 31, 2004 and 2003 reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans and to tax settlements in accordance with the tax sharing agreement. The amounts related to employee benefits will be paid by Marathon as participants retire and the amounts related to taxes will be settled after conclusion of the audit of Marathon’s consolidated federal tax returns for the years 1998 through 2001, as agreed to when Marathon and U. S. Steel separated on December 31, 2001. See further discussion in Note 13.

Accounts payable to related parties reflect the purchase of semi-finished steel products and outside processing services from equity and certain other investees. Purchases from these investees totaled $38 million, $136 million and $181 million in 2004, 2003 and 2002, respectively.

Under an agreement with PRO-TEC Coating Company (PRO-TEC), U. S. Steel provides exclusive marketing, selling and customer service functions, including invoicing and receivables collection, for substantially all of the products produced by PRO-TEC. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. Accounts payable to related parties include $56 million and $48 million at December 31, 2004, and December 31, 2003, respectively, related to this agreement with PRO-TEC.

27.	Leases

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Leases	Operating Leases
2005	$16	$129
2006	21	102
2007	30	81
2008	21	42
2009	21	26
Later years	62	131
Sublease rentals	-	(51)

Total minimum lease payments	171	$460

Less imputed interest costs	45

Present value of net minimum lease payments included in long-term debt (see Note 17)	$126

Operating lease rental expense:

(In millions)	2004	2003	2002
Minimum rentals	$161	$148	$109
Contingent rentals	17	13	12
Sublease rentals	(25)	(23)	(18)

Net rental expense	$153	$138	$103

U. S. Steel leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. See discussion of residual value guarantees in Note 28. Contingent rental payments are determined based on operating lease agreements that include floating rental charges that are directly associated to variable operating components.

28.	Contingencies and Commitments

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

Asbestos matters – U. S. Steel is a defendant in approximately 500 active cases, involving approximately 11,000 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). More than 10,300, or approximately 94 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During 2004, U. S. Steel paid approximately $14.6 million in settlements. These settlements and voluntary and involuntary dismissals resulted in the disposition of approximately 5,300 claims. New case filings added 1,464 claims. At December 31, 2004, U. S. Steel had a total of approximately 11,000 active claims outstanding.

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

On March 28, 2003, a jury in Madison County, Illinois returned a verdict against U. S. Steel for $50 million in compensatory damages and $200 million in punitive damages. U. S. Steel believes that the court erred as a matter of law by failing to find that the plaintiff’s exclusive remedy was provided by the Indiana workers’ compensation law. U. S. Steel believes that this issue and other errors at trial would have enabled U. S. Steel to succeed on appeal. However, in order to avoid the delay and uncertainties of further litigation and the posting of a large appeal bond in excess of the amount of the verdict, U. S. Steel settled this case for an amount which was substantially less than the compensatory damages award and which represented a small fraction of the total award. This settlement was reflected in the 2003 results. Management views the verdict and resulting settlement in the Madison County case as aberrational, and believes that the likelihood of similar results in other cases is remote, although not impossible. U. S. Steel has not experienced any material adverse change in its ability to resolve pending claims as a result of the Madison County settlement.

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

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty,

and although our results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 13 years that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals, including such matters since the Madison County jury verdict and settlement in March 2003.

Property taxes – The very high property taxes at U. S. Steel’s Gary Works facility in Indiana continue to be detrimental to Gary Works’ competitive position, both when compared to competitors in Indiana and with other steel facilities in the United States and abroad. U. S. Steel has aggressively addressed these issues through a variety of means including negotiation with local officials as well as judicial and administrative proceedings. There are currently pending refund claims of approximately $35 million and assessments of approximately $156 million in excess of amounts paid for the 2000 through 2002 tax years.

In March 2004, U. S. Steel, the City of Gary and Lake County announced that they had entered into an agreement that, subject to the satisfaction of certain conditions, would settle these tax disputes through and including 2002. Under this agreement, U. S. Steel would pay $44 million of the unpaid tax assessments, drop its pending refund claims, agree to $150 million of capital spending at its Lake County operations over a four-year period, or pay Lake County 7.5 percent of any shortfall from the $150 million spending commitment, and negotiate the transfer of approximately 200 acres of property to the City. The Calumet Township Assessor has declined to become a party to the agreement. Acting on a petition that was filed by Lake County, and joined in by U. S. Steel and the Indiana Department of Local Government Finance, the Indiana Tax Court dismissed, on July 26, 2004, the Calumet Township assessor as a party to the appeal of the 2000 tax year assessment, which is one of the years covered by the settlement agreement. The Tax Court refrained from approving or rejecting the specific terms of the agreement and called for the remaining parties to file a joint statement dismissing the action with the Tax Court. The Tax Court decision was appealed by the Calumet Township Assessor to the Indiana Supreme Court. On December 16, 2004, the Indiana Supreme Court denied the petition for review. The 2001 and 2002 tax year assessments will be the subject of a petition to the Lake County Property Tax Assessment Board of Appeals for resolution in accordance with the terms of the agreement in early 2005. Because of significant uncertainties surrounding these legal proceedings, U. S. Steel has not recognized the impact of this agreement in its financial results. If the matters are resolved in accordance with the agreement, the $44 million payment would be included in cash flow for the period in which the payment is made and U. S. Steel would recognize a favorable income effect reflecting the reversal of liabilities accrued in excess of the settlement when the settlement becomes probable.

Environmental matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities totaled $123 million at December 31, 2004, of which $21 million was classified as current and $113 million at December 31, 2003, of which $31 million was classified as current. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the sum of expenditures to date and accrued liabilities by amounts that could range from insignificant to substantial.

A total of $58 million is currently accrued for legal and administrative costs and for post-closure costs for various landfills closed under the Resource Conservation and Recovery Act (RCRA); for two National Resource Damages (NRD) claims at Gary Works; and for the completion of projects for the Grand Calumet River dredging and the related Corrective Action Management Unit (CAMU.) The legal and administrative cost accruals are based on annual legal and administrative cost projections and do not change significantly from year to year. The post closure care costs are fixed based on permitted amounts. The NRD claims are settled and payment schedules are determined. The Grand Calumet River dredging and the related CAMU project are essentially complete, except for currently accrued liabilities for costs associated with re-dredging certain portions of the river. U. S. Steel expects no additional significant accruals for the dredging project. Of the remaining accrued liabilities, there are only six sites for which the accrual exceeds $1.0 million. The largest of these amounts is $13.6 million for closure costs for three hazardous waste sites at Gary Works. A Closure Permit application has been submitted for these three hazardous waste sites, and there has been no meaningful agency action on the application since it was submitted. The remaining five sites in this category total $11 million and are far along in the design phase. Significant additional costs in excess of the accrued amounts are not expected.

There are four environmental remediation sites where it is reasonably possible that additional costs could have a material effect. These sites are RCRA Corrective Action Programs which require the investigation and possible remediation of soils and ground water for Gary Works, Fairfield Works, and the former Geneva Works; and the Municipal Industrial & Disposal Co. Superfund site in Elizabeth, PA. Accrued liabilities for these sites total $21 million associated with the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future agency demands regarding existing work at these sites may prove insignificant or could range in the aggregate up to 100 percent of the accrued liabilities. Reasonably possible additional costs for completion of remediation at these sites cannot be estimated but could be material. The remaining sixty-two sites each have accrued liabilities of less than $1.0 million, with forty-one sites having liabilities of less than $0.5 million. There are no significant additional possible liabilities foreseen for any of these sites.

For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2004 and 2003, such capital expenditures totaled $121 million and $30 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities cases (included in the $123 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $25 million at December 31, 2004 and $28 million at December 31, 2003. In the event that any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of December 31, 2004, the largest guarantee for a single such entity was $14 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. No liability has been recorded for these guarantees.

Contingencies related to Separation from Marathon – U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of approximately $42 million as of December 31, 2004, compared to $62 million at December 31, 2003. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable may be declared immediately due and payable. Furthermore, certain leases assumed by U. S. Steel can be declared immediately due and payable. The amount of such obligations as of December 31, 2004 was approximately $190 million. No liability has been recorded for these contingencies as management believes the likelihood of occurrence is remote.

If the Separation is determined to be a taxable distribution of the stock of U. S. Steel, but there is no breach of a representation or covenant by either U. S. Steel or Marathon, U. S. Steel would be liable for any resulting taxes (Separation No-Fault Taxes) incurred by Marathon. U. S. Steel’s indemnity obligation for Separation No-Fault Taxes survives until the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel’s indemnity obligation for Separation No-Fault Taxes at December 31, 2004, is estimated to be approximately $150 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the separation being determined to be a taxable distribution of the stock of U. S. Steel is remote.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $34 million at December 31, 2004 and $50 million at December 31, 2003). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

Mining sale – U. S. Steel remains secondarily liable in the event that the purchaser triggers a withdrawal before June 30, 2008 from the multiemployer pension plan that covers employees of its former coal mining business. A withdrawal is triggered when annual contributions to the plan are substantially less than contributions made in prior years. The maximum exposure for the fee that could be assessed upon a withdrawal is $79 million. U. S. Steel has recorded a liability equal to the estimated fair value of this potential exposure. U. S. Steel has agreed to indemnify the purchaser for certain environmental matters, which are included in the environmental matters discussion.

Transtar reorganization – The 2001 reorganization of Transtar, Inc. was intended to be tax-free for federal income tax purposes, with U. S. Steel and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners, L.P. agreeing through various representations and covenants to protect the reorganization’s tax-free status. If the reorganization is determined to be taxable, but there is no breach of a representation or covenant by either U. S. Steel or Holdings, U. S. Steel is liable for 44% of any resulting Holdings taxes (Transtar No-Fault Taxes), and Holdings is responsible for 56% of any resulting U. S. Steel taxes. U. S. Steel’s indemnity obligation for Transtar No-Fault Taxes survives until 30 days after the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel’s indemnity obligation for Transtar No-Fault Taxes at December 31, 2004 and December 31, 2003, was estimated to be approximately $70 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the reorganization being determined to be taxable is remote. U. S. Steel can recover all or a portion of any indemnified Transtar No-Fault Taxes if Holdings receives a future tax benefit as a result of the Transtar reorganization being taxable.

Clairton 1314B partnership – See description of the partnership in Note 18. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at December 31, 2004, including interest and tax gross-up, is approximately $620 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $142 million as of December 31, 2004 and $139 million as of December 31, 2003, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At December 31, 2004 and 2003, U. S. Steel’s domestic contract commitments to acquire property, plant and equipment totaled $98 million and $23 million, respectively.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitments under this capital improvements program as of December 31, 2004 and 2003, were $257 million and $433 million, respectively.

USSB has the following commitments with the Serbian government: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of the approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in USSB to any third party without government consent for a period of five years. USSB spent approximately $135 million (including working capital) through December 31, 2004. As of December 31, 2004 and 2003, the remaining commitment with the Serbian government was $22 million and $111 million, respectively.

In April 2004, U. S. Steel entered into an agreement that requires U. S. Steel to provide work to an unaffiliated third party during the period ending March 31, 2015, that will (i) generate average annual revenues of approximately $11 million to the third party, and (ii) result in a gross profit of $63 million to the third party. The agreement further requires U. S. Steel to make advance payments to the third party totaling $20 million, which are to be applied against the foregoing obligation. Advance payments of $10 million were made during 2004 and a pretax charge of $8 million was recorded in the first quarter of 2004.

U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires U. S. Steel to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. Charges for deliveries of pulverized coal totaled $24 million in 2004, and $23 million in 2003 and 2002, respectively. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $69 million as of December 31, 2004, which declines over the duration of the agreement, may be required.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2004				2003
(In millions, except per share data)	4th Qtr.(a)	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenues and other income:
Revenues	$3,890	$3,707	$3,448	$2,906	$2,613	$2,506	$2,311	$1,898
Other income	42	22	18	57	68	2	51	9

Total	3,932	3,729	3,466	2,963	2,681	2,508	2,362	1,907

Segment income (loss):
Flat-rolled (b)	375	362	335	113	23	(21)	(37)	(19)
USSE	132	146	76	40	37	35	67	64
Tubular	114	55	25	3	(6)	(10)	(3)	(6)
Real Estate	8	5	3	14	10	11	16	13
Straightline (b)					(18)	(16)	(20)	(16)

Total reportable segments	629	568	439	170	46	(1)	23	36
Other Businesses	19	2	15	(8)	3	(8)	4	(34)
Items not allocated to segments	(101)	(76)	(66)	(11)	(83)	(685)	15	(46)

Total income (loss) from operations	547	494	388	151	(34)	(694)	42	(44)
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles	468	354	211	44	(22)	(354)	3	(33)
Extraordinary loss, net of tax (c)	-	-	-	-	-	-	(52)	-
Cumulative effects of changes in accounting principles, net of tax (d)	-	-	-	14	-	-	-	(5)

Net income (loss)	$468	$354	$211	$58	$(22)	$(354)	$(49)	$(38)
Common stock data

Net income (loss) - per share before extraordinary loss and cumulative effects of changes in accounting principles
- Basic	$4.07	$3.08	$1.82	$0.38	$(0.26)	$(3.47)	$(0.01)	$(0.35)
- Diluted	$3.59	$2.72	$1.62	$0.36	$(0.26)	$(3.47)	$(0.01)	$(0.35)
Extraordinary loss, net of tax
- Basic	-	-	-	-	-	-	(0.50)	-
- Diluted	-	-	-	-	-	-	(0.50)	-
Cumulative effects of changes in accounting
principles, net of tax
- Basic	-	-	-	0.13	-	-	-	(0.05)
- Diluted	-	-	-	0.11	-	-	-	(0.05)
Net income (loss)
- Basic	$4.07	$3.08	$1.82	$0.51	$(0.26)	$(3.47)	$(0.51)	$(0.40)
- Diluted	$3.59	$2.72	$1.62	$0.47	$(0.26)	$(3.47)	$(0.51)	$(0.40)
Dividends paid per share	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05
Price range of common stock (e)
- Low	$32.15	$32.95	$25.23	$31.40	$18.54	$15.11	$9.72	$9.61
- High	$54.06	$39.98	$39.98	$40.15	$37.00	$20.05	$17.88	$17.68
(a)	Includes minor revisions from the unaudited results reported on Form 8-K filed on January 25, 2005. Unaudited results for the quarter ended December 31, 2004 were income from operations of $551 million and net income of $462 million, or $3.55 per diluted share.
(b)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment. Prior year results have not been restated as, prior to December 31, 2003, Straightline had a separate management structure and was a different entity than the residual Straightine.
(c)	See Note 3 to the Financial Statements.
(d)	See Notes 18 and 20 to the Financial Statements.
(e)	Composite tape.

SUPPLEMENTARY INFORMATION ON MINERAL RESERVES OTHER THAN OIL AND GAS

(Unaudited)

Mineral Reserves

U. S. Steel operates two iron ore surface mining complexes consisting of the open pit Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant in Minnesota. The Keetac operations were purchased on May 20, 2003, as part of the acquisition of substantially all of the assets of National Steel Corporation.

Production History

The following table provides a summary, by mining complex, of our minerals production:

(Millions of short tons)	2004	2003	2002
Iron ore pellets:
Minntac Mine and Pellet Plant	16.9	15.8	16.7
Keetac Mine and Pellet Plant	6.0	2.9	-

Total pellet production	22.9	18.7	16.7

Iron Ore Reserves

U. S. Steel had 969 million and 992 million domestic short tons of recoverable iron ore reserves classified as proven and probable at December 31, 2004 and 2003 respectively. Proven and probable reserves are defined by sites for inspection, sampling and measurement generally less than 1,000 feet apart, such that continuity between points and subsequent economic evaluation can be assured. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Neither inferred reserves nor resources which exist in addition to proven and probable reserves were included in these figures.

All 969 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its two operating mines, and are of blast furnace pellet grade. U. S. Steel owns 288 million of these tons and leases the remaining 681 million tons. U. S. Steel does not own, or control by lease, any unassigned iron ore reserves.

Independent outside entities, including lessors, have reviewed U. S. Steel’s estimates on approximately 85% of the stated iron ore reserves.

FIVE-YEAR OPERATING SUMMARY

(Thousands of tons, unless otherwise noted)	2004	2003	2002	2001	2000
Raw Steel Production
Gary, IN	6,446	6,506	6,669	6,114	6,610
Mon Valley, PA	2,798	2,657	2,649	1,951	2,683
Fairfield, AL	2,324	2,156	2,217	2,028	2,069
Great Lakes, MI (a)	3,153	1,921	-	-	-
Granite City, IL (a)	2,545	1,674	-	-	-

Total Domestic facilities	17,266	14,914	11,535	10,093	11,362
USSK (b)	4,532	4,691	4,394	4,051	382
USSB (b)	1,153	146	-	-	-

Total	22,951	19,751	15,929	14,144	11,744

Raw Steel Capability
Domestic (c)	19,400	16,887	12,800	12,800	12,800
USSE (b)	7,400	5,737	5,000	5,000	467

Total	26,800	22,624	17,800	17,800	13,267

Production as % of total capacity:
Domestic (d)	89.0	88.3	90.1	78.9	88.8
USSE (e)	76.8	84.3	87.9	81.0	81.8

Coke Production (f)
Domestic (c)	6,644	5,433	5,104	4,647	5,003
USSE (b)	1,731	1,731	1,653	1,555	188

Total	8,375	7,164	6,757	6,202	5,191

Coke Shipments - Domestic (f)
Trade	2,730	1,967	1,698	2,070	2,069
Intercompany	3,947	3,363	3,487	2,661	2,941

Total	6,677	5,330	5,185	4,731	5,010

Iron Ore Pellet Shipments
Trade	3,444	1,790	3,335	2,985	3,336
Intercompany	20,845	16,448	12,904	11,928	11,684

Total	24,289	18,238	16,239	14,913	15,020

Coal Shipments (g)
Trade	-	2,686	5,140	4,561	5,741
Intercompany	-	637	1,816	1,975	1,980

Total	-	3,323	6,956	6,536	7,721

Steel Shipments by Product - Domestic Facilities (h)
Sheets	14,037	11,782	8,594	7,234	7,983
Tin mill products	1,443	1,105	822	785	675
Tubular	1,092	882	773	1,022	1,144
Semi-finished and plate (i)	155	630	484	760	954

Total	16,727	14,399	10,673	9,801	10,756

Total as % of domestic steel industry	14.9	13.6	10.8	9.9	9.9

Steel Shipments by Product - USSE (h)
Sheets	3,783	3,381	2,757	2,693	130
Tin mill products	510	320	195	159	99
Tubular	158	145	137	131	12
Semi-finished and plate	589	1,003	912	779	80

Total	5,040	4,849	4,001	3,762	321

(a)	These facilities were acquired on May 20, 2003, as part of the acquisition of National.
(b)	Includes the operations of USSK, following the acquisition on November 20, 2000 and operations of USSB following the acquisition on September 12, 2003.
(c)	Includes the operations of National following the acquisition on May 20, 2003.
(d)	Annual capacity increased from 12.8 million tons to 19.4 million tons on May 20, 2003 as a result of the acquisition of National.
(e)	Annual capacity increased from 5.0 million tons to 7.4 million tons on September 12, 2003 as a result of the USSB acquisition.
(f)	Includes the consolidation of Clairton 1314B Partnership, LLP as of January 1, 2004.
(g)	On June 30, 2003, U. S. Steel ceased coal production when it sold the coal mines and related assets of U. S. Steel Mining, LLC.
(h)	Does not include shipments by joint ventures and other equity investees of U. S. Steel. Does not include shipments from Straightline prior to January 1, 2004.
(i)	In November 2003, U. S. Steel disposed of the Gary Works plate mill.

FIVE-YEAR OPERATING SUMMARY (Continued)

(Thousands of net tons, unless otherwise noted)	2004	2003	2002	2001	2000
Steel Shipments by Market—Domestic Facilities (a)
Steel service centers	4,276	4,174	2,673	2,421	2,315
Transportation (including automotive)	2,559	2,153	1,222	1,143	1,466
Further conversion:
Joint ventures	2,017	1,728	1,550	1,328	1,771
Trade customers	1,953	1,576	1,311	1,153	1,174
Containers	1,361	1,092	863	779	702
Construction and construction products	1,774	1,309	880	794	936
Oil, gas and petrochemicals	987	724	647	895	973
Export	627	613	501	522	544
All other	1,173	1,030	1,026	766	875

Total	16,727	14,399	10,673	9,801	10,756

Steel Shipments by Market—USSE (a)
Steel service centers	1,050	797	613	492	53
Transportation (including automotive)	314	359	263	194	13
Further conversion:
Joint ventures	-	12	20	30	2
Trade customers	1,060	1,293	1,056	1,092	70
Containers	456	359	289	234	17
Construction and construction products	1,090	1,226	1,068	1,082	86
Oil, gas and petrochemicals	40	40	32	34	24
All other	1,030	763	660	604	56

Total	5,040	4,849	4,001	3,762	321

Average Steel Price Per Ton
Flat-rolled	$574	$422	$410	$397	$427
Tubular	863	630	651	685	642
USSE	529	358	276	260	269
(a)	Does not include shipments by joint ventures and other equity investees. Does not include shipments from Straightline prior to January 1, 2004.

FIVE-YEAR FINANCIAL SUMMARY

(Dollars in millions, unless otherwise noted)	2004 (a)	2003(b)		2002	2001(c)	2000(c)
Revenues and Other Income
Revenues by product:
Flat-rolled steel products	$11,549	$7,372		$5,115	$4,436	$4,265
Tubular	1,042	626		555	755	754
Raw materials (coal, coke & iron ore) (d)	705	419		513	485	626
Other (e)	673	911		766	610	445
Income (loss) from investees	57	(11)		33	64	(8)
Net gains on disposal of assets	57	85		29	22	46
Other income	25	56		43	3	4

Total revenues and other income	$14,108	$9,458		$7,054	$6,375	$6,132

Income (Loss) From Operations
Segment income (loss):
Flat-rolled (f)	$1,185	$(54)		$(84)	$(596)	$(65)
USSE	394	203		110	123	2
Tubular	197	(25)		(6)	74	68
Real Estate	30	50		50	63	65
Straightline (f)		(70)		(45)	(19)	-

Total reportable segments	1,806	104		25	(355)	70
Other Businesses	28	(35)		33	(62)	(32)
Items not allocated to segments	(254)	(799	)(g)	70	12	66

Total income (loss) from operations	1,580	(730)		128	(405)	104
Net interest and other financial costs	119	130		115	141	105
Income tax provision (benefit)	351	(454)		(48)	(328)	20
Net Income (Loss) Before Extraordinary Item and Cumulative
Effects of Changes in Accounting Principles (h)	$1,077	$(406)		$61	$(218)	$(21)
Per common share (in dollars):
- Basic	9.47	(4.09)		0.62	(2.45)	(0.24)
- Diluted	8.37	(4.09)		0.62	(2.45)	(0.24)
Net income (loss)	1,091	(463)		61	(218)	(21)
Per common share (in dollars):
- Basic	9.60	(4.64)		0.62	(2.45)	(0.24)
- Diluted	8.48	(4.64)		0.62	(2.45)	(0.24)
(a)	Includes minor revisions from the unaudited results reported on Form 8-K filed on January 25, 2005. Unaudited results for the year-ended December 31, 2004 were income from operations of $1,584 million and net income of $1,085 million, or $8.44 per diluted share.
(b)	Includes National from the date of acquisition on May 20, 2003 and USSB from date of acquisition on September 12, 2003.
(c)	Prior to December 31, 2001, U. S. Steel comprised an operating unit of USX Corporation, now named Marathon Oil Corporation (Marathon). On December 31, 2001, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock to holders of USX-U. S. Steel Group common stock on a one-for-one basis. The balance sheet position as of December 31, 2001 reflects the financial position of U. S. Steel as a standalone entity. The balance sheet position as of December 31, 2000, and the income statement and cash flow data for each of the two years ended December 31, 2001 and 2000, represent a carve-out presentation of the businesses of U. S. Steel. Stockholders’ equity as of December 31, 2000, represents the combined net assets of the businesses comprising U. S. Steel (Marathon’s net investment in U. S. Steel).
(d)	Revenue from the sale of coal ceased with the Mining Sale on June 30, 2003. Includes revenue from the 1314B Partnership effective January 1, 2004.
(e)	Includes revenue from the sale of steel production by-products; transportation services; the management and development of real estate; and engineering and consulting services. Included revenue from steel mill products distribution prior to January 1, 2004, when the residual results of Straightline were included in Flat-rolled; and revenue from the management of mineral resources prior to February 2004, when U.S. Steel sold substantially all of the remaining mineral interests administered by Real Estate.
(f)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment. Prior year results have not been restated as, prior to December 31, 2003, Straightline had a separate management structure and was a different entity than the residual Straightline.
(g)	Includes $683 million of restructuring charges. See Note 9 to the Financial Statements.
(h)	See Note 11 to the Financial Statements for the basis of calculating earnings per common share.

FIVE-YEAR FINANCIAL SUMMARY (Continued)

(Dollars in millions, unless otherwise noted)	2004		2003		2002	2001(a)		2000(a)
Balance Sheet Position at Year-End
Current assets	$4,243		$3,106		$2,440	$2,073		$2,717
Net property, plant & equipment	3,627		3,414		2,978	3,084		2,739
Total assets	10,956		7,837		7,977	8,337		8,711
Short-term debt	8		43		26	32		209
Other current liabilities	2,523		2,084		1,346	1,226		1,182
Long-term debt	1,363		1,890		1,408	1,434		2,236
Employee benefits	2,125		2,382		2,601	2,008		1,767
Preferred securities	216		226		-	-		249
Stockholders’ equity	3,970		1,093		2,027	2,506		1,919
Cash Flow Data
Net cash provided by (used in) operating activities	$1,400	(b)	$577		$279	$669	(c)	$(627)
Capital expenditures	579		316		258	287		244
Dividends paid	39		35		19	57		97
Employee Data
Total employment costs	$2,646	(d)	$2,221	(e)	$1,744	$1,581	(f)	$1,197	(g)
Average domestic employment costs (dollars per hour)	48.96	(d)	41.51	(e)	37.90	33.88	(f)	28.70
Average number of domestic employees	21,091		23,245		20,351	21,078		19,353
Average number of USSE employees	25,640		25,038	(h)	15,900	16,083		16,256	(g)
Number of pensioners at year-end	84,254		87,576		88,030	91,003		94,339
Stockholder Data at Year-End
Common shares outstanding (millions)	114.0		103.7		102.5	89.2		88.8
Registered shareholders (thousands)	31.9		44.6		50.0	52.4		50.3
Market price of common stock	$51.25		$35.02		$13.12	$18.11		$18.00
(a)	See Note (c) on page F-59.
(b)	Includes reclassification between net cash provided by operating activities and net cash used in financing activities from the unaudited cash flow data reported on Form 8-K filed January 25, 2005. Previously reported cash provided by operating activities was $1,468 million. This reclassification was made in order to record outstanding checks as a financing activity as discussed in the American Institute of Certified Public Accountants Technical Questions and Answers, TIS Section 1300.15 published in 2004.
(c)	Includes $819 million of tax settlements with Marathon.
(d)	Includes $17 million settlement loss for a non-qualified defined benefit pension plan and $5 million of termination and curtailment losses for a small Canadian defined benefit pension plan.
(e)	Includes National and USSB from dates of acquisition on May 20, 2003 and September 12, 2003, respectively, and excludes $623 million of workforce restructuring charges.
(f)	Includes East Chicago Tin and Transtar from dates of acquisition on March 1, 2001 and March 23, 2001, respectively.
(g)	Includes USSK from date of acquisition on November 20, 2000.
(h)	Includes USSB from date of acquisition on September 12, 2003.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of U. S. Steel’s management, including the chief executive officer and chief financial officer, U. S. Steel conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, U. S. Steel’s chief executive officer and chief financial officer concluded that U. S. Steel’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit and Finance Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Audit & Finance Committee” in U. S. Steel’s Proxy Statement for the 2005 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Corporate Governance & Public Policy Committee” in U. S. Steel’s Proxy Statement for the 2005 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Communications from Security Holders” in U. S. Steel’s Proxy Statement for the 2005 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in U. S. Steel’s Proxy Statement for the 2005 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

U. S. Steel has adopted a Code of Ethical Business Conduct that applies to all of its directors and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. U. S. Steel will provide a copy free of charge. To obtain a copy, contact the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-4801). The Code of Ethical Business Conduct is also available through the Company’s web site at www.ussteel.com. U. S. Steel does not intend to incorporate the contents of its web site into this document.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Executive Compensation” in U. S. Steel’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (i)	2,280,255	$30.08	7,112,857 (ii)
Equity compensation plans not approved by security holders (iii)	52,096	(iii)	(iii)
Total	2,332,351	—	(iii)

           i) The numbers in columns (a) and (b) of this row reflect all shares that could potentially be issued under the U. S. Steel 2002 Stock Plan as of December 31, 2004. (Because the outstanding options under the USX 1990 Stock Plan were converted to options under the U. S. Steel 2002 Stock Plan at the time of separation from Marathon Oil Corporation (formerly USX Corporation), these numbers include shares that may be issued as a result of grants originally made under the USX 1990 Stock Plan.) For more information, see Note 16 to the Financial Statements.

           ii) On February 22, 2005, U. S. Steel’s Board of Directors amended the 2002 Stock Plan to reduce the number of shares available for grants under the Plan to 1,000,000 shares (from 7,112,857 shares) with no more than 125,000 of the 1,000,000 shares to be granted in any form other than options. This amendment is subject to and effective upon shareholder approval of the 2005 Stock Incentive Plan, which will be submitted to shareholders in U. S. Steel’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

         iii) At December 31, 2004, U. S. Steel had three equity compensation plans that had not been approved by security holders; they were (1) the Non-Employee Director Deferred Compensation Plan, (2) the Non-Employee Director Stock Plan and (3) the Non-Officer Restricted Stock Plan. The weighted average exercise price for the Non-Employee Director Deferred Compensation Plan is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock accumulated through the date of the director’s retirement. A number of securities available for future issuance under the plans cannot be included in column (c) because the plans do not limit the number of shares authorized for issuance other than by the formulas pursuant to which shares are issued under the plans.

The Non-Employee Director Stock Plan provides that each new non-employee director may receive a grant of up to 1,000 shares of U. S. Steel common stock. In order to qualify, a director must first purchase an equivalent number of shares in the open market during the 60 days following the first date of his or her service on the Board. The Non-Employee Director Stock Plan and the Non-Officer Restricted Stock Plan have been suspended for purposes of future grants.

For a description of the other non-security holder approved plans, see Note 16 to the Financial Statements.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Transactions” in U. S. Steel’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Information Regarding the Independence of the Independent Registered Public Accounting Firm” in U. S. Steel’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Documents Filed as Part of the Report

1.    Financial Statements

Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” beginning on page F-1.

2.    Financial Statement Schedules and Supplementary Data

“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 67. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

“Report of Independent Registered Public Accounting Firm on Financial Statement Schedule” is included on page 68.

“Supplementary Data – Disclosures About Forward-Looking Statements” is provided beginning on page 72.

B. Exhibits

Exhibits 10(a) through 10(k) and Exhibit 10(r) through 10(u) are management contracts or compensatory plans or arrangements.

Exhibit No.

3.    Articles of Incorporation and By-Laws

(a) United States Steel Corporation Restated Certificate of Incorporation dated September 30, 2003	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2003, Commission File Number 1-16811.

(b) United States Steel Corporation By-Laws, dated April 30, 2002	Incorporated by reference to Exhibit 5 to United States Steel Corporation’s Form 8-A filed on February 6, 2003, Commission File Number 1-16811.

4.    Instruments Defining the Rights of Security Holders, Including Indentures

(a) Amended and Restated Credit Agreement dated as of October 22, 2004	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2004, Commission File Number 1-16811.

(b) Amended and Restated Security Agreement dated as of October 22, 2004 among United States Steel Corporation and JPMorgan Chase Bank as Collateral Agent	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2004, Commission File Number 1-16811.

(c)    Intercreditor Agreement dated as of May 20, 2003 by and among JPMorgan Chase Bank, as a Funding Agent; the Bank of Nova Scotia, as a Funding Agent and as Receivables Collateral Agent; JPMorgan Chase Bank, as Lender Agent; U. S. Steel Receivables LLC, as Transferor; and United States Steel Corporation, as Originator, as Initial Servicer and as Borrower

Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2003, Commission File Number 1-16811.

(d) Rights Agreement, dated as of December 31, 2001, between United States Steel Corporation and Mellon Investor Services, LLC, as Rights Agent	Incorporated by reference to Exhibit 4 to United States Steel Corporation’s Form 8-A/A filed on December 31, 2001, Commission File Number 1-16811.

(e) Form of Indenture among United States Steel LLC, Issuer; USX Corporation, Guarantor; and the Bank of New York, Trustee	Incorporated by reference to Exhibit 4.1 to United States Steel LLC’s Registration Statement on Form S-4/A (File No. 333-71454) filed on November 1, 2001.

(f)     Indenture dated July 27, 2001 among United States Steel LLC and United States Steel Financing Corp., Co-Issuers; USX Corporation, Guarantor; and the Bank of New York, Trustee regarding 10 3/4% Notes Due August 1, 2008

Incorporated by reference to Exhibit 4(f) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(g)   First Supplemental Indenture, dated November 26, 2001 to the Indenture dated July 27, 2001 among United States Steel LLC and United States Steel Financing Corp., Co-Issuers; USX Corporation, Guarantor; and the Bank of New York, Trustee regarding 10 3/4% Notes Due August 1, 2008

Incorporated by reference to Exhibit 4(g) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(h)   Second Supplemental Indenture dated May 20, 2003 among United States Steel LLC and United States Steel Financing Corp., Co-Issuers; USX Corporation, Guarantor; and the Bank of New York, Trustee regarding 10 3/4% Notes due August 1, 2008

Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K dated May 20, 2003, Commission File Number 1-16811.

(i)     Officer’s Certificate dated May 20, 2003 setting forth the terms and conditions of the 9 3/4% Senior Notes due 2010 pursuant to the Indenture dated as of May 20, 2003 between United States Steel Corporation and The Bank of New York, as Trustee

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K dated May 20, 2003, Commission File Number 1-16811.

(j) Certificate of Designation respecting the Series A Junior Preferred Stock	Incorporated by reference to Exhibit 4(h) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(k) Certificate of Designation respecting the 7% Series B Mandatory Convertible Preferred Shares	Incorporated by reference to Exhibit 4(i) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002, Commission File Number 1-16811.

Certain long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. U. S. Steel agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of U. S. Steel and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

10.    Material Contracts

(a) United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(a) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002, Commission File Number 1-16811.

(b) United States Steel Corporation Senior Executive Officer Annual Incentive Compensation Plan	Incorporated by reference to Exhibit 10(b) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002, Commission File Number 1-16811.

(c) United States Steel Corporation Annual Incentive Compensation Plan	Incorporated by reference to Exhibit 10(c) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(d) United States Steel Corporation Non-Officer Restricted Stock Plan	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(e) United States Steel Corporation Executive Management Supplemental Pension Program	Incorporated by reference to Exhibit 10(e) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(f) United States Steel Corporation Supplemental Thrift Program	Incorporated by reference to Exhibit 10(f) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(g) United States Steel Corporation Deferred Compensation Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10(g) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(h) Form of Severance Agreements between the Corporation and its Officers	Incorporated by reference to Exhibit 10(h) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(i) Retention Agreement between United States Steel Corporation and Thomas J. Usher, executed August 8, 2001	Incorporated by reference to Exhibit 10(i) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(j) Agreement between United States Steel Corporation and John P. Surma, executed December 21, 2001	Incorporated by reference to Exhibit 10(j) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(k) Retention Agreement between United States Steel Corporation and Dan D. Sandman, executed September 14, 2001	Incorporated by reference to Exhibit 10(k) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(l) Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.3 to United States Steel Corporation’s Form 8-K dated December 31, 2001, Commission File Number 1-16811.

(m) Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation’s Form 8-K dated December 31, 2001, Commission File Number 1-16811.

(n)   Amended and Restated Receivables Purchase Agreement, dated November 28, 2001 among U. S. Steel Receivables, as Seller; United States Steel LLC, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10(n) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(o) Purchase and Sale Agreement dated November 28, 2001 among United States Steel LLC, as initial Servicer and as Originator; and U. S. Steel Receivables LLC as purchaser and contributee	Incorporated by reference to Exhibit 10(o) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(p)   First Amendment dated May 6, 2002, and Second Amendment dated November 27, 2002, to Amended and Restated Receivables Purchase Agreement, dated November 28, 2001 among U. S. Steel Receivables as Seller; United States Steel LLC as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10(p) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002, Commission File Number 1-16811.

(q)   Third Amendment dated May 19, 2003, Fourth Amendment dated May 30, 2003, and Fifth Amendment dated July 30, 2003 to Amended and Restated Receivables Purchase Agreement, dated November 28, 2001 among U. S. Steel Receivables as Seller; United States Steel LLC as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10(q) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2003, Commission File Number 1-16811.

(r) Employment and Consulting Agreement between United States Steel Corporation and Thomas J. Usher, executed February 13, 2003	Incorporated by reference to Exhibit 10(q) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002, Commission File Number 1-16811.

(s) Form of Restricted Stock Grant under the United States Steel Corporation 2002 Stock Plan

(t) Form of Stock Option Grant to Officer-Directors under the United States Steel Corporation 2002 Stock Plan

(u) Form of Stock Option Grant to Executive Management Committee Members under the United States Steel Corporation 2002 Stock Plan

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

12.3	Computation of Pro Forma Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.4	Computation of Pro Forma Ratio of Earnings to Fixed Charges

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

24.	Powers of Attorney

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions(a)	Balance at End of Period
Year ended December 31, 2004:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$129	$16	$7	(b)	$52	$100
Investments and long-term receivables reserve	4	–	–		–	4
Deferred tax valuation allowance:
Federal	177	–	–	(c)	177	–
State	32	–	–	(c)	32	–
Foreign	32	–	16		–	48

Year ended December 31, 2003:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$57	$43	$39	(b)	$10	$129
Investments and long-term receivables reserve	2	2	–		–	4
Deferred tax valuation allowance:
Federal	–	–	177	(c)	–	177
State	7	–	32	(c)	7	32
Foreign	23	–	9	(d)	–	32

Year ended December 31, 2002:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$165	$29	$–		$137	$57
Investments and long-term receivables reserve	75	6	–		79	2
Deferred tax valuation allowance:
State	9	–	7	(c)	9	7
Foreign	20	–	3	(e)	–	23
(a)	Deductions for the allowance for doubtful accounts and long-term receivables include amounts written off as uncollectible, net of recoveries and net foreign currency gains and/or losses. Unless otherwise noted, reductions in the tax valuation allowances reflect changes in the amount of deferred taxes expected to be realized, resulting in credits to the provision for income taxes.
(b)	Includes $7 million related to the consolidation of the Clairton 1314B Partnership in 2004, and $39 million related to the acquisition of National Steel Corporation in 2003.
(c)	Reflects valuation allowance charged/credited to equity in 2003 for deferred tax assets related to minimum pension liability adjustments and reversed through equity in 2004 when the minimum pension liability was no longer necessary.
(d)	Includes $4 million related to the acquisition of Sartid, as well as valuation allowances established for deferred tax assets generated in the current period primarily related to net operating losses.
(e)	Reflects valuation allowances established for deferred tax assets generated in the current period primarily related to net operating losses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of United States Steel Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2005, included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(A)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 25, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on February 25, 2005.

UNITED STATES STEEL CORPORATION

By:	/s/ Larry G. Schultz
Larry G. Schultz Vice President & Controller

Signature	Title

* Thomas J. Usher	Chairman of the Board of Directors and Director

/s/ John P. Surma, Jr. John P. Surma, Jr.	President and Chief Executive Officer and Director

/s/ Gretchen R. Haggerty Gretchen R. Haggerty	Executive Vice President & Chief Financial Officer

/s/ Larry G. Schultz Larry G. Schultz	Vice President & Controller

* J. Gary Cooper	Director

* Robert J. Darnall	Director

* John G. Drosdick	Director

* Shirley Ann Jackson	Director

* Charles R. Lee	Director

* Frank J. Lucchino	Director

* Dan D. Sandman	Vice Chairman and Chief Legal & Administrative Officer, General Counsel and Secretary and Director

* Seth E. Schofield	Director

* Douglas C. Yearley	Director

*	By:	/s/ Gretchen R. Haggerty
Gretchen R. Haggerty, Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

1314B Partnership	Clairton 1314B Partnership, L.P.
ABO	accumulated benefit obligation
ADEM	Alabama Department of Environmental Management
Acero Prime	Acero Prime, S.R.L. de CV
CAA	Clean Air Act
CAMU	Corrective Action Management Unit
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFI	Court of First Instance of the European Communities
CMS	Corrective Measure Study
CWA	Clean Water Act
Delray	Delray Connecting Railroad Company
DESCO	Double Eagle Steel Coating Company
DOC	U.S. Department of Commerce
DOJ	U.S. Department of Justice
Double G	Double G Coatings Company LLC
EC	European Commission
EPA	U.S. Environmental Protection Agency
ERW	electric resistance weld
EU	European Union
FAS	Statement of Financial Accounting Standards
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation Number
Flat-Rolled	Flat-Rolled Products Segment
FPC	Feralloy Processing Company
FS	Feasibility Study
FSP	FASB Staff Position
Geneva	Geneva Steel Company
IDEM	Indiana Department of Environmental Management
ITC	U.S. International Trade Commission
KDHE	Kansas Department of Health & Environment
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
Kobe	Kobe Steel, Ltd.
LAER	Lowest Achievable Emission Rate
MACT	Maximum Achievable Control Technology
Marathon	Marathon Oil Corporation
Mining Sale	The sale of U. S. Steel’s coal mines and related assets
Ministry	Slovak Ministry of the Environment
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
NAP	national allocation plan
National	National Steel Corporation
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
OECD	Organization for Economic Cooperation and Development
OPEB	other postretirement benefits
PADEP	Pennsylvania Department of Environmental Protection
PADER	Pennsylvania Department of Environmental Resources
POSCO	Pohang Iron & Steel Co., Ltd.
ProCoil	ProCoil Company LLC
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act

RI	Remedial Investigation
RFI	RCRA Facility Investigation
Real Estate	U. S. Steel Real Estate Segment
Sartid	Sartid a.d. (In Bankruptcy), a former integrated steel company in Serbia, and certain of its subsidiaries
Senior Notes	U. S. Steel’s 10 3/4% senior notes due 2008 and its 9 3/4% senior notes due 2010
Series B Preferred	U. S. Steel’s 7% Series B Mandatory Convertible Preferred Shares
SPT	Special Purpose Trust
SSB	Salomon Smith Barney Holdings, Inc.
Straightline	Straightline Source
TAP	Transition Assistance Program
tons	net tons
Trust Preferred Securities	6.75% Convertible Quarterly Income Preferred Securities of USX Capital Trust I
Tubular	Tubular Products Segment
USS-POSCO	USS-POSCO Industries, U. S. Steel and Pohang Iron & Steel Co., Ltd. joint venture
USSB	U. S. Steel Balkan, U. S. Steel’s integrated steel facilities in Serbia
USSE	U. S. Steel Europe Segment
USSK	U. S. Steel Kosice, U. S. Steel’s integrated steel facilities in Slovakia
USSR	U. S. Steel Receivables LLC
USWA	United Steelworkers of America
VSZ	VSZ a.s., a Slovakian company and the former owner of the steel and related assets which formed USSK

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

Cautionary Language Concerning Forward-Looking Statements

Forward-looking statements with respect to U. S. Steel may include, but are not limited to, comments about general business strategies, financing decisions, projections of levels of revenues, income from operations or income from operations per ton, net income or earnings per share; levels of capital, environmental or maintenance expenditures; levels of employee benefits; the success or timing of completion of ongoing or anticipated capital or maintenance projects; levels of raw steel production capability, prices, production, shipments, or labor and raw material costs; availability of raw materials; the acquisition, idling, shutdown or divestiture of assets or businesses; the effect of restructuring or reorganization of business components and cost-reduction programs; the effect of potential steel industry consolidation; the effect of potential legal proceedings on the business and financial condition; the effects of actions of third parties such as competitors, or foreign, federal, state or local regulatory authorities; and the effects of import quotas, tariffs and other protectionist measures.

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

Liquidity Factors

U. S. Steel’s ability to finance its future business requirements through internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources is affected by its performance (as measured by various factors, including cash provided from operating activities), levels of inventories and accounts receivable, the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall U.S. and international financial climate, and, in particular, with respect to borrowings, by the level of U. S. Steel’s outstanding debt, its ability to comply with debt covenants and its credit ratings by rating agencies. To the extent that U. S. Steel management’s assumptions concerning these factors prove to be inaccurate, U. S. Steel may have difficulty obtaining the funds necessary to maintain or expand its operations.

Market Factors

U. S. Steel’s expectations as to levels of production and revenues, gross margins, income from operations and income from operations per ton are based upon assumptions as to future product prices and mix, and levels of raw steel production capability, production and shipments. These assumptions may prove to be inaccurate.

The steel industry has been characterized by excess world supply which has restricted the ability of U. S. Steel and the industry to raise prices during periods of economic growth and resist price decreases during economic contraction. In 2004, worldwide supply and demand were more in balance and supply was constrained by the availability of raw materials. Supply and demand relationships worldwide are heavily influenced by supply and demand in China.

Domestic flat-rolled steel supply has increased in recent years with the growth of minimills. These facilities are less expensive to build than integrated facilities, and are typically staffed by non-unionized work forces with lower total labor costs. Through the use of thin slab casting technology, some minimill competitors are increasingly able to compete directly with integrated producers of higher value-added products. Such competition could adversely affect U. S. Steel’s future product prices and shipment levels.

USSE does business primarily in Central and Western Europe and is subject to market conditions in those areas which are influenced by many of the same factors which affect domestic markets, as well as matters peculiar to international markets such as quotas and tariffs. USSE is affected by the worldwide overcapacity in the steel industry and the cyclical nature of demand for steel products and that demand’s sensitivity to worldwide general economic conditions. In particular, USSE is subject to economic conditions and political factors in Europe, which if changed could negatively affect its results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, limits on emissions, quotas, tariffs and other protectionist measures. USSE is also subject to foreign currency exchange risks because portions of USSE’s revenues and costs are in currencies other than the U.S. dollar. USSK and USSB are susceptible to these risks as they arise in Slovakia and the Union of Serbia and Montenegro, respectively.

The domestic steel industry has, in the past, been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 26 percent of the domestic steel market in 2004, 19 percent in 2003 and 26 percent in 2002. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Increases in future levels of imported steel could reduce future market prices and demand levels for domestic steel.

U. S. Steel also competes in many markets with producers of substitutes for steel products, including aluminum, cement, composites, glass, plastics and wood. The emergence of additional substitutes for steel products could adversely affect future prices and demand for steel products.

Many of U. S. Steel’s customers are in cyclical industries such as automotive, appliance, containers, construction and energy. As a result, future downturns in the economy in the U.S. or Europe or any of these industries could reduce the need for U. S. Steel’s products and adversely affect its profitability.

Operating and Cost Factors

The operations of U. S. Steel are subject to planned and unplanned outages due to maintenance, equipment malfunctions or work stoppages; and various hazards, including explosions, power outages, fires, floods and severe weather conditions, which could disrupt operations or the availability of raw materials, resulting in reduced production volumes and increased production costs.

As an integrated steel producer, U. S. Steel utilizes coal, coke, iron ore and, to a lesser extent, steel scrap as its major raw materials. U. S. Steel (1) purchases 100 percent of its coal requirements; (2) has the capability to source 100 percent of its domestic requirements for coke from owned and/or operated facilities in the U.S.; (3) purchases a portion of coke requirements for USSE; (4) has the capability to source 100 percent of its domestic requirements for iron ore from owned facilities in the U.S., (5) purchases 100 percent of iron ore requirements for USSE; and (6) purchases steel scrap above that generated through its normal operations domestically and for USSE. Global raw material prices have recently escalated to unprecedented levels. To the extent that U. S. Steel purchases raw materials, market or contract prices for such purchases can have major negative impacts on production costs.

Labor costs for U. S. Steel are affected by collective bargaining agreements. Most domestic hourly employees of U. S. Steel’s steel, coke and iron ore pellet facilities are covered by a collective bargaining agreement with the United Steelworkers of America (USWA), which expires in September 2008 and contains a no-strike provision. At Granite City Works, employees who work in the cokemaking and blast furnace operations are represented by the International Chemical Workers Union; and a small number of employees are represented by the Bricklayers and Laborers International unions. Agreements with these unions expire in November and December 2008, and also contain no-strike provisions. Domestic hourly employees engaged in transportation activities are represented by the USWA and other unions and are covered by collective bargaining agreements with varying expiration dates. In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires in February 2007, which is subject to annual wage negotiations. Represented employees at USSB are covered by a collective bargaining agreement that expires in November 2006, which is also subject to annual wage negotiations. The agreements at USSK and USSB include improvements in the employees’ social and wage benefits and work conditions. To the extent that increased labor costs are not recoverable through the sales prices of products, future income from operations would be reduced.

Labor costs for U. S. Steel are affected by three profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the USWA. Payment amounts per the agreement are calculated as percentages of consolidated income from operations after special items (as defined in the agreement) and are: (1) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton; (2) to be used to offset a portion of future medical insurance premiums to be paid by U. S. Steel retirees based on 5 percent of profit above $15 per ton; and (3) to be contributed to a trust to assist National retirees with healthcare costs based on between 6 percent and 7.5 percent of profit. At the end of 2003 and 2004, assumptions for the second calculation above were included in the calculation of retiree medical liabilities, and costs for this item are calculated in the same manner as other retiree medical expenses. U. S. Steel also has profit-based incentive plans for non-union employees. To the extent that these costs increase in the future, income from operations would be reduced.

Future net periodic benefit costs (credits) for pensions and other postretirement benefits can be volatile and depend on the future marketplace performance of plan assets; changes in actuarial assumptions regarding such factors as selection of a discount rate, the expected rate of return on plan assets and escalation of retiree health care costs; plan amendments affecting benefit payout levels; and profile changes in the beneficiary populations being valued. Changes in the assumptions or differences between actual and expected changes in the present value of liabilities or assets of U. S. Steel’s plans could cause net periodic benefit costs to increase or decrease materially from year to year. Income (loss) from operations for U. S. Steel included net periodic pension costs (excluding multiemployer plans) of $228 million in 2004, $544 million in 2003 and a credit of $3 million in 2002, respectively. Income (loss) from operations also included $106 million, $233 million and $138 million of expense for retiree medical and life insurance (excluding multiemployer plans) in 2004, 2003 and 2002, respectively. Based on preliminary actuarial information for 2005, U. S. Steel expects annual net periodic pension costs (excluding multiemployer plans) to be $230 million and annual retiree medical and life insurance costs (excluding multiemployer plans) to be $109 million. To the extent that these costs increase in the future, income from operations would be reduced.

At December 31, 2004, U. S. Steel’s underfunded benefit obligation for retiree medical and life insurance was $2.2 billion, an increase of approximately $15 million from the amount at the end of 2003. Also, the funded status of the projected pension benefit obligation improved from an underfunded position of $522 million at year-end 2003 to an underfunded position of $ 381 million at year-end 2004. To the extent that competitors do not provide similar benefits, or have been relieved of obligations to provide such benefits following bankruptcy reorganization, the competitive position of U. S. Steel may be adversely affected. Preliminary funding valuations of the main defined benefit pension plan as of December 31, 2004, indicate that the plan will not require cash funding for the 2005 plan year. The level of cash funding depends upon various factors such as future asset performance, the level of interest rates used to measure ERISA minimum funding levels, the impacts of business acquisitions or sales, union negotiated changes and future government regulation. U. S. Steel may make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years. Any such funding requirements could have an unfavorable impact on U. S. Steel’s ability to comply with its debt covenants, borrowing arrangements and cash flows.

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

For further discussion of certain of the factors described herein, and their potential effects on the businesses of U. S. Steel, see “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”