Form 10-Q
period 2005-03-31
UNITED STATES STEEL CORP
filed 2005-04-28
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Common stock outstanding at April 27, 2005 – 114,186,475 shares

PART I – FINANCIAL INFORMATION

Item I – Financial Statements

UNITED STATES STEEL CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	First Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2005	2004
Net sales:
Net sales	$3,496	2,709
Net sales to related parties	265	215

Total	3,761	2,924

Operating expenses (income):
Cost of sales (excludes items shown below)	2,873	2,552
Selling, general and administrative expenses	169	180
Depreciation, depletion and amortization (Note 6)	98	98
Income from investees	(13)	(6)
Net gains on disposal of assets (Note 7)	(4)	(42)
Other income, net (Note 8)	(2)	(9)

Total	3,121	2,773

Income from operations	640	151
Net interest and other financial costs (Note 9)	22	52

Income before income taxes, minority interests and cumulative effect of change in accounting principle	618	99
Income tax provision (Note 10)	155	51
Minority interests	8	4

Income before cumulative effect of change in accounting principle	455	44
Cumulative effect of change in accounting principle, net of tax (Note 15)	-	14

Net income	455	58
Dividends on preferred stock	(4)	(4)

Net income applicable to common stock	$451	$54

Income per common share (Note 11):
Income before cumulative effect of change in accounting principle per share:
- Basic	$3.95	$0.38
- Diluted	$3.48	$0.36

Cumulative effect of change in accounting principle, net of tax:
- Basic	$-	$0.13
- Diluted	$-	$0.11

Net income per share:
- Basic	$3.95	$0.51
- Diluted	$3.48	$0.47

Weighted average shares, in thousands:
- Basic	114,169	106,653
- Diluted	130,830	123,254
Dividends paid per share	$0.08	$0.05

The accompanying notes are an integral part of these financial statements

UNITED STATES STEEL CORPORATION

BALANCE SHEET

(Unaudited)

(Dollars in millions)	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,147	$1,037
Receivables, less allowance of $90 and $100 (Note 15)	1,775	1,592
Receivables from related parties (Note 18)	136	178
Inventories (Note 12)	1,308	1,197
Deferred income tax benefits (Note 10)	176	223
Other current assets	10	16

Total current assets	4,552	4,243
Investments and long-term receivables, less allowance of $4 and $4	286	283
Long-term receivables from related parties (Note 18)	20	19
Property, plant and equipment - net (Note 6)	3,651	3,627
Pension asset	2,483	2,538
Intangible assets, less amortization of $18 and $16	36	38
Deferred income tax benefits (Note 10)	35	40
Other noncurrent assets	166	168

Total assets	$11,229	$10,956
Liabilities
Current liabilities:
Accounts payable	$1,207	$1,227
Accounts payable to related parties (Note 18)	73	58
Bank checks outstanding	27	78
Payroll and benefits payable	697	807
Accrued taxes (Note 10)	280	320
Deferred income tax liabilities (Note 10)	-	4
Accrued interest	32	29
Long-term debt due within one year (Note 13)	8	8

Total current liabilities	2,324	2,531
Long-term debt, less unamortized discount (Note 13)	1,362	1,363
Deferred income tax liabilities (Note 10)	653	598
Employee benefits	2,106	2,125
Deferred credits and other liabilities	334	341

Total liabilities	6,779	6,958

Contingencies and commitments (Note 19)

Minority interests	30	28

Stockholders’ Equity:
Series B Mandatory Convertible Preferred shares (no par value, 5,000,000 shares issued, liquidation preference $50 per share) (Note 16)	216	216
Common stock (114,186,475 and 114,003,185 shares issued) (Note 16)	114	114
Additional paid-in capital	3,048	3,041
Retained earnings	1,093	651
Accumulated other comprehensive loss (Note 17)	(49)	(49)
Deferred compensation	(2)	(3)

Total stockholders’ equity	4,420	3,970

Total liabilities and stockholders’ equity	$11,229	$10,956

The accompanying notes are an integral part of these financial statements

UNITED STATES STEEL CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	First Quarter Ended March 31,
(Dollars in millions)	2005	2004
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$455	$58
Adjustments to reconcile to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	-	(14)
Depreciation, depletion and amortization	98	98
Provision for doubtful accounts	2	(11)
Pensions and other postretirement benefits	(113)	58
Minority interests	8	4
Deferred income taxes	103	33
Net gains on disposal of assets	(4)	(42)
Property tax settlement gain	(95)	-
Income from sale of coal seam gas interests	-	(7)
Income from equity investees, and distributions received	(4)	(2)
Changes in:
Current receivables - operating turnover	(141)	(161)
Inventories	(111)	104
Current accounts payable and accrued expenses	92	33
All other, net	6	(45)

Net cash provided by operating activities	296	106

Investing activities:
Capital expenditures	(122)	(70)
Disposal of assets	3	73
Sale of coal seam gas interests	-	7
Restricted cash - net	(1)	(3)

Net cash provided by (used in) investing activities	(120)	7

Financing activities:
Revolving credit facilities - borrowings	-	40
- repayments	-	(30)
Repayment of long-term debt	-	(2)
Common stock issued	6	339
Distribution to minority interest owners	(6)	-
Dividends paid	(13)	(9)
Change in bank checks outstanding	(51)	(2)

Net cash provided by (used in) financing activities	(64)	336

Effect of exchange rate changes on cash	(2)	(1)

Net increase in cash and cash equivalents	110	448
Cash and cash equivalents at beginning of year	1,037	316

Cash and cash equivalents at end of period	$1,147	$764
Cash provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(25)	$(58)
Income taxes paid to taxing authorities	(4)	(1)

The accompanying notes are an integral part of these financial statements

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) is engaged domestically in the production, sale and transportation of steel mill products, coke and iron ore pellets; the management and development of real estate; engineering and consulting services and, through U. S. Steel Kosice (USSK) and U. S. Steel Balkan (USSB), in the Slovak Republic and Serbia, respectively in the production and sale of steel mill products.

The information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2004 classifications including income from investees, net gains on disposal of assets and other income which are now part of operating expenses rather than part of revenues and other income (now referred to as net sales). This change was made so that U. S. Steel’s statement of operations is more comparable to those of competitors and other manufacturing companies. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2004.

2.	Stock – Based Compensation

U. S. Steel has various stock-based employee compensation plans. U. S. Steel accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options or tandem stock appreciation rights (SARs) at the date of grant, as all options and SARs granted have an exercise price equal to the market value of the underlying common stock. When the stock price exceeds the grant price, SARs are adjusted for changes in the market value and compensation expense is recorded. Deferred compensation for restricted stock under the United States Steel Corporation 2002 Stock Plan (2002 Stock Plan) and the USX Corporation 1990 Stock Plan (1990 Stock Plan) is charged to equity when the restricted stock is granted and subsequently adjusted for changes in the market value of the underlying stock. The deferred compensation is then expensed over the vesting period and adjusted if conditions of the restricted stock grant are not met. Deferred compensation for the restricted stock plan for certain salaried employees who are not officers of U. S. Steel is charged to equity when the restricted stock is granted and subsequently expensed over the vesting period.

In December 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 123 (revised 2004), “Shared-Based Payment,” (FAS 123R) which is an amendment of FAS No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) and supersedes APB 25 and its related implementation guidance. See further discussion in Note 3.

The following table illustrates the effect on net income and earnings per share if U. S. Steel had applied the fair value recognition provisions of FAS 123:

	First Quarter Ended March 31,
(In millions, except per share data)	2005	2004
Net income	$455	$58
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1	7
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	3	7

Pro forma net income	$453	$58

Net income per share:
- As reported - basic	$3.95	$0.51
- diluted	3.48	0.47
- Pro forma - basic	3.93	0.50
- diluted	3.47	0.47

The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

	First Quarter Ended March 31,
	2005	2004
Weighted average grant date exercise price per share of unvested option awards	$29.54	$15.45
Expected annual dividends per share, at grant date	$0.20	$0.20
Expected life in years	4	5
Expected volatility	43.7%	45.6%
Risk-free interest rate	3.3%	2.3%
Weighted average grant date fair value of unvested option awards during the period, as calculated from above	$10.71	$5.88

No SARs were issued in 2004 or 2005. U. S. Steel had 196,350 and 2,496,160 outstanding stock appreciation rights (SARs) at March 31, 2005 and 2004, respectively. Related compensation income of $1 million and expense of $10 million was recorded during the quarter ended March 31, 2005 and 2004, respectively.

3.	New Accounting Standards

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This Interpretation is effective for U. S. Steel no later than December 31, 2005, with early adoption encouraged. U. S. Steel is in the process of evaluating the effect of this Interpretation.

In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date of FAS 123R. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. Under the SEC’s rule, FAS 123R is now effective for U. S. Steel for annual, rather than interim, periods that begin after June 15, 2005. U. S. Steel will apply this Statement to all awards granted on or after January 1, 2006 and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on and after January 1, 2006 for the portion of outstanding awards for which requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS 123, for proforma disclosures. Currently, U. S. Steel expects that the effect of adopting this Statement on 2006 results will be a reduction to net income of less than $25 million.

4.	Segment Information

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category. Real Estate was a reportable segment until the end of 2004. As of January 1, 2005, the results of Real Estate are included in the Other Businesses category and prior period results have been restated to conform to this presentation. Real Estate’s results are managed and reviewed by the chief operating decision maker as part of the Other Businesses category.

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

The accounting principles applied at the operating segment level in determining income from operations are generally the same as those applied at the consolidated financial statement level. The transfer value for rounds from Flat-rolled to Tubular and the transfer value for domestic iron ore pellets from Other Businesses to Flat-rolled were set at the beginning of each year based on expected total production costs. Some intersegment sales and transfers for other operations are accounted for at cost, while others are accounted for at market-based prices. All intersegment sales and transfers are eliminated at the corporate consolidation level. All corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations for the first quarter of 2005 and 2004 are:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
First Quarter 2005
Flat-rolled	$2,444	$107	$2,551	$13	$335
USSE	901	11	912	-	212
Tubular	357	-	357	-	122

Total reportable segments	3,702	118	3,820	13	669
Other Businesses	59	151	210	-	(17)
Reconciling Items	-	(269)	(269)	-	(12)
Total	$3,761	$-	$3,761	$13	$640
First Quarter 2004
Flat-rolled	$2,112	$58	$2,170	$6	$113
USSE	514	-	514	-	40
Tubular	190	-	190	-	3

Total reportable segments	2,816	58	2,874	6	156
Other Businesses	90	124	214	-	6
Reconciling Items	-	(182)	(182)	-	(11)
Total	$2,906	$-	$2,906	$6	$151

The following is a schedule of reconciling items for the first quarter of 2005 and 2004:

	Income From Operations
(In millions)	2005	2004
Items not allocated to segments:
Retiree benefit expenses	$(83)	$(44)
Other items not allocated to segments:
Property tax settlement gain	70	-
Stock appreciation rights	1	(10)
Income from sale of real estate assets	-	43

Total items not allocated to segments	(12)	(11)

Total reconciling items	$(12)	$(11)

5.	Pensions and Other Postretirement Costs

The following table reflects components of net periodic benefit cost for the three months ended March 31, 2005 and 2004:

	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Service Cost	$23	$23	$3	$3
Interest Cost	108	115	37	38
Expected return on plan assets	(137)	(143)	(9)	(9)
Amortization of prior service cost	24	24	(11)	(11)
Amortization of net loss	39	32	7	5

Net periodic benefit cost, excluding below	57	51	27	26
Multiemployer plans	7	6	-	-
Settlement loss	-	1	-	-

Net periodic benefit cost	$64	$58	$27	$26

Employer Contributions

U. S. Steel’s Board of Directors authorized additional contributions to U. S. Steel’s trusts for pensions and its Voluntary Employees’ Beneficiary Association (VEBA) trust of up to $260 million by the end of 2006. U. S. Steel previously disclosed in its financial statements for the year ended December 31, 2004, that it expects to make a voluntary contribution of $130 million to its main defined benefit pension plan in 2005, and make cash payments of $12 million to other plans and $26 million to a multiemployer plan. As of March 31, 2005, a voluntary contribution of $130 million was made to the main defined benefit pension plan and cash payments of $2 million and $7 million were made to other plans and a multiemployer plan, respectively.

U. S. Steel also disclosed in its financial statements for the year ended December 31, 2004, that it expects to make a $12 million cash contribution to its other postretirement plans and to make cash payments totaling $231 million for other postretirement benefit payments not funded by trusts in 2005. As of March 31, 2005, $10 million in contributions were made to other postretirement plans and cash payments of $56 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $4 million for the three months ended March 31, 2005 and 2004.

6.	Depreciation, Depletion and Amortization

U. S. Steel records depreciation on a modified straight-line method for domestic steel-related assets based upon raw steel production levels. Applying modification factors decreased expenses by $4 million and $2 million for the first quarter of 2005 and 2004, respectively.

Accumulated depreciation and depletion totaled $7,322 million and $7,237 million at March 31, 2005 and December 31, 2004, respectively.

7.	Net Gains on Disposal of Assets

In the first quarter of 2004, U. S. Steel sold its remaining mineral interests, including coal seam gas interests, and certain real estate interests for net cash proceeds of $67 million. The sale resulted in a gain on disposal of assets of $36 million and other income, related to the sale of coal seam gas interests, of $7 million.

8.	Other Income

See Note 7 for a discussion of other income related to the sale of coal seam gas interests in the first quarter of 2004.

9.	Net Interest and Other Financial Costs

Net interest and other financial costs for the first quarter 2005 included a favorable effect of $25 million related to the Gary Works property tax settlement. See Note 19 for further discussion.

Net interest and other financial costs include amounts related to the remeasurement of USSK’s and USSB’s net monetary assets into the U.S. dollar, which is the functional currency for both. During the first quarter of 2005, net losses of $27 million were recorded, compared with net losses of $2 million in the first quarter of 2004.

10.	Income Taxes

The income tax provision in the first three months of 2005 reflects an estimated annual effective tax rate of 23 percent. This provision is based on an estimated annual effective rate, which requires management to make its best estimate of annual forecast pretax income for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2005 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2005 could be materially different from the forecast annual tax provision as of the end of the first quarter. In addition, U. S. Steel recognized $37 million of income tax expense in the first quarter 2005 related to the $95 million pre-tax gain from the Gary property tax settlement discussed in Note 19.

As of March 31, 2005, the amount of net foreign deferred tax assets recorded was $48 million, net of an established valuation allowance of $59 million. As of December 31, 2004, the amount of net foreign deferred tax assets recorded was $36 million, net of an established valuation allowance of $48 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Slovak koruna and Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to the lack of historical information and the losses experienced in the months immediately following the acquisition of USSB. If USSB continues to generate income, the valuation allowance of $33 million for Serbian taxes could be partially or fully reversed at such time that it is more likely than not that the related deferred tax assets will be realized.

As of March 31, 2005, the net domestic deferred tax liability was $490 million compared to $375 million at December 31, 2004.

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. See Note 19 for a discussion of the capital improvement program commitments to the Slovak government. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. The Slovak government has concluded audits for the years 2000 and 2001 and issued a favorable protocol indicating that USSK has complied with the tax credit agreements. Management believes that USSK has also fulfilled all of the necessary conditions for claiming the tax credit for 2002 through 2004. As a result of claiming tax credits of 100 percent of USSK’s tax liability and management’s intent to reinvest earnings in foreign operations, virtually no current income tax provision, except for the two $16 million tax payments discussed below, was recorded for USSK income for 2000 through 2004. During the first quarter 2005, a current income tax provision was booked for USSK because the tax credit is limited to 50 percent of the statutory rate for the years 2005 through 2009.

In connection with Slovakia joining the European Union (EU), the total tax credit granted to USSK for the period 2000 through 2009 was limited to $430 million, and USSK agreed to make tax payments of $16 million in 2004 and 2005, the first of which was paid in June 2004. U. S. Steel recorded a tax charge of $32 million in the first quarter of 2004 to account for the effects of this agreement. Also, additional conditions for claiming the tax credit were established. These new conditions limit USSK’s annual production of flat-rolled products and its sales of all products into the 15 countries that were members of the EU prior to Slovakia and nine other nations joining the EU in May 2004. Despite a 2003 lowering of the Slovak income tax rate, the future impact of these tax credit limitations could be material due to recent strong earnings at USSK. Management does not believe that the production and sales limits are materially burdensome.

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

11.	Income Per Common Share

Basic net income per common share was calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options and restricted stock and the conversion of preferred stock, provided in each case the effect is dilutive. For the first quarter ended March 31, 2005 and 2004, 696,590 shares and 660,950 shares of common stock related to employee options and restricted stock, respectively and 15,964,000 shares applicable to the conversion of preferred stock have been included in the computation of diluted net income because their effect was dilutive. Net income has not been adjusted for preferred stock dividend requirements since their conversion is assumed.

12.	Inventories

Inventories are carried at the lower of cost or market. At March 31, 2005 and December 31, 2004, the last-in, first-out (LIFO) method accounted for 84 percent of total inventory values.

(In millions)	March 31, 2005	December 31, 2004
Raw materials	$249	$253
Semi-finished products	605	562
Finished products	391	309
Supplies and sundry items	63	73

Total	$1,308	$1,197

Current acquisition costs were estimated to exceed the above inventory values by $840 million at March 31, 2005 and by $770 million at December 31, 2004. Costs of sales was reduced by $61 million $25 million in the first three months of 2005 and 2004, respectively, as a result of liquidations of LIFO inventories.

In addition to cost of sales effects, USSK LIFO liquidations also produced foreign currency exchange losses of less than $1 million for the first three months of 2005 and foreign exchange gains of $2 million for the first three months of 2004. These foreign currency gains are included in net interest and other financial costs. See Note 9.

Supplies and sundry items inventory in the table above includes $46 million of land held for residential/commercial development as of March 31, 2005, and December 31, 2004

13.	Debt

(In millions)	Interest Rates %	Maturity	Mar. 31, 2005	Dec. 31, 2004
Senior Notes	9 3/4	2010	$378	$378
Senior Notes	10 3/4	2008	348	348
Senior Quarterly Income Debt Securities	10	2031	49	49
Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes	4 3/4 - 6 7/8	2009 - 2033	472	472
Inventory Facility		2009	-	-
Fairfield Caster Lease		2005 - 2012	71	71
Other capital leases and all other obligations		2005 - 2014	54	55
USSK credit facilities		2006	-	-
USSB credit facility		2005	-	-

Total			1,372	1,373
Less unamortized discount			2	2
Less long-term debt due within one year			8	8

Long-term debt, less unamortized discount			$1,362	$1,363

At March 31, 2005, in the event of a change in control of U. S. Steel, debt obligations totaling $775 million may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $83 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel was in compliance with all of its debt covenants at March 31, 2005.

14.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs.

The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	March 31, 2005	December 31, 2004
Balance at beginning of year	$28	$20
Additional obligations incurred	-	1
Foreign currency translation effects	(1)	4
Accretion expense	1	3

Balance at end of period	$28	$28

Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate fair value.

15.	Variable Interest Entities

1314B Partnership

In accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,”(FIN 46R), U. S. Steel was required to consolidate the 1314B Partnership as of January 1, 2004. The 1314B Partnership was previously accounted for under the equity method. U. S. Steel is the sole general partner and there are two unaffiliated limited partners. U. S. Steel is responsible for purchasing, operations and sales of coke and coke by-products. U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for credits under Section 29 of the Internal Revenue Code. Furthermore, U. S. Steel, under certain circumstances, has indemnified the 1314B Partnership for environmental obligations. See Note 19 for further discussion of commitments related to the 1314B Partnership.

Upon the initial consolidation of the 1314B Partnership, $28 million of current assets, $8 million of net property, plant and equipment, no liabilities and a minority interest of $22 million were included on the balance sheet. A $14 million cumulative effect of change in accounting principle benefit, net of tax, was recorded in the first quarter of 2004.

Blackbird Acquisition Inc.

In accordance with FIN 46R, U. S. Steel consolidated Blackbird Acquisition Inc., an entity established during the third quarter of 2004 to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird Acquisition Inc. During 2004, $29 million of property, plant and equipment was purchased through this entity and reflected on U. S. Steel’s balance sheet, $16 million of which was consolidated through Blackbird at March 31, 2005 and December 31, 2004. All other financial impacts were insignificant.

Sale of accounts receivable

During the three months ended March 31, 2005 and 2004, no revolving interest in accounts receivable were sold to or repurchased from conduits. As of March 31, 2005, $500 million was available under this facility.

U. S. Steel’s net interest and other financial costs for the three months ended March 31, 2005 and 2004, included costs on the sale of receivables of less than $1 million.

16.	Common Stock Issuance and Preferred Shares

On March 9, 2004, U. S. Steel sold 8 million shares of its common stock in a public offering for net proceeds of $294 million. Proceeds from this offering were used to redeem $72 million principal amount of the 9 3/4% Senior Notes at 109.75 percent of the principal amount plus accrued interest and $187 million of the 10 3/4% Senior Notes at 110.75 percent of the principal amount plus accrued interest on April 19, 2004.

Preferred share dividends of $4 million accrued during the first quarter of 2004 reduced the paid-in capital of the Series B Preferred on the balance sheet because of U. S. Steel’s retained deficit during that period.

17.	Comprehensive Income

The following table reflects comprehensive income for the three months ended March 31, 2005 and 2004:

(In millions)	2005	2004
Net income	$455	$58
Other comprehensive income:
Changes in (net of tax):
Foreign currency translation adjustments	-	3

Comprehensive income	$455	$61

18.	Related Party Transactions

Revenues from related parties and receivables from related parties primarily reflect sales of steel products, raw materials, transportation services and fees for providing various management and other support services to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Total revenues generated by sales and service transactions with equity investees were $256 million and $210 million for the quarter ended March 31, 2005 and 2004, respectively. Revenues from related parties and receivables from related parties also include amounts related to the sale of materials, primarily coke by-products, to Marathon Oil Corporation (Marathon) and amounted to $9 million and $5 million for the quarter ended March 31, 2005 and 2004, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties.

Long-term receivables from related parties at March 31, 2005 and December 31, 2004, reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans and related to tax settlements in accordance with the tax sharing agreement entered into when U. S. Steel separated from Marathon on December 31, 2001. The amounts related to employee benefits will be paid by Marathon as participants retire and the amounts related to taxes will be settled after conclusion of the audit of Marathon’s consolidated federal tax returns for the years 1998 through 2001.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) under an agreement whereby U. S. Steel provides marketing, selling and customer service functions, including invoicing and receivables collection, for PRO-TEC. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk associated with the receivables. Payables to PRO-TEC under the agreement were $71 million and $56 million at March 31, 2005 and December 31, 2004, respectively.

Accounts payable to related parties at March 31, 2005 and December 31, 2004, also reflect the purchase of outside processing services from equity and certain other investees and the purchase of energy related products from Marathon. Purchases from these related parties totaled $17 million and $18 million as of March 31, 2005 and 2004, respectively.

19.	Contingencies and Commitments

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

Asbestos matters – U. S. Steel is a defendant in approximately 450 active cases involving approximately 10,000 plaintiffs. At December 31, 2004, U. S. Steel was a defendant in approximately 500 active cases involving approximately 11,000 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). More than 9,500, or 95 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 160 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

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

The previously announced personal property settlement agreement with the city of Gary, Lake County, and the state of Indiana was approved by the Lake County Property Tax Assessment Board of Appeals and the appeal period following this decision has expired. Under the settlement agreement, U. S. Steel will make a $44 million payment during the second quarter 2005. U. S. Steel also agreed to $150 million of capital spending at its Lake County operations over a four-year period or payment of 7.5 percent of any shortfall from the $150 million commitment, and agreed to negotiate the transfer of approximately 200 acres of property to the city of Gary. U. S. Steel reversed previous accruals of disputed amounts resulting in a reduction to cost of sales of $70 million and a reduction of interest and other financial costs of $25 million in the first quarter of 2005.

Environmental matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities totaled $122 million at March 31, 2005, of which $20 million was classified as current and $123 million at December 31, 2004, of which $21 million was classified as current. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the sum of expenditures to date and accrued liabilities by amounts that could range from insignificant to substantial.

As of March 31, 2005, a total of $58 million is accrued for legal and administrative costs and for post-closure costs for various landfills closed under the Resource Conservation and Recovery Act (RCRA); for two National Resource Damages (NRD) claims at Gary Works; and for the completion of projects for the Grand Calumet River dredging and the related Corrective Action Management Unit (CAMU.) The legal and administrative cost accruals are based on annual legal and administrative cost projections and do not change significantly from year to year. The post closure care costs are fixed based on permitted amounts. The NRD claims are settled and payment schedules are determined. The Grand Calumet River dredging and the related CAMU project are essentially complete, except for currently accrued liabilities for costs associated with re-dredging certain portions of the river. U. S. Steel expects no additional significant accruals for the dredging project. Of the remaining accrued liabilities, there are only five sites for which the accrual exceeds $1.0 million. The largest of these amounts is $13.6 million for closure costs for three hazardous waste sites at Gary Works. A Closure Permit application has been submitted for these three hazardous waste sites, and there has been no meaningful agency action on the application since it was submitted. The remaining four sites in this category total $10 million and have progressed through a significant portion of the design phase. Significant additional costs in excess of the accrued amounts are not expected.

There are four environmental remediation sites where it is reasonably possible that additional costs could have a material effect. These sites are RCRA Corrective Action Programs which require the investigation and possible remediation of soils and ground water for Gary Works, Fairfield Works, and the former Geneva Works; and the Municipal Industrial & Disposal Co. Superfund site in Elizabeth, PA. At March 31, 2005, accrued liabilities for these sites total $21 million associated with the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future agency demands regarding existing work at these sites may prove insignificant or could range in the aggregate up to 100 percent of the accrued liabilities. Reasonably possible additional costs for completion of remediation at these sites cannot be estimated but could be material. The remaining sixty-one sites each have accrued liabilities of less than $1.0 million, with fifty-three sites having liabilities of less than $0.5 million. There are no significant additional possible liabilities foreseen for any of these sites.

For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2005 and 2004 such capital expenditures totaled $28 million and $21 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

The European Commission (EC) is establishing carbon dioxide emission (CO2) limits for European Union member countries. On October 20, 2004, the EC approved a national allocation plan for

Slovakia (NAP) that reduced Slovakia’s original proposed CO2 allocation by approximately 14 percent and, on December 20, 2004, USSK filed an application for annulment of that decision in the Court of First Instance of the European Communities. In March 2005, the Slovak Ministry of the Environment (Ministry) took action based on the NAP that would require an 8 percent reduction in CO2 allowances for USSK. USSK subsequently instituted legal proceedings in the Supreme Court of the Slovak Republic requesting annulment of the Ministry’s decision. The legal actions by USSK against the EC and Slovakia will not stay the effects of either the EC’s October 20, 2004 decision or the Ministry’s decision concerning USSK’s CO2 allowances. USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. Based on the fair value of the anticipated shortfall of allowances related to the first quarter 2005 production, a long-term other liability of $3 million has been recorded on the balance sheet. However, the actual shortfall of allowances for the entire initial allocation period (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted with certainty at this time.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities cases (included in the $122 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $24 million at March 31, 2005. In the event that any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of March 31, 2005, the largest guarantee for a single such entity was $14 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. No liability has been recorded for these guarantees.

Contingencies related to Separation from Marathon – U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of $41 million as of March 31, 2005. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable may be declared immediately due and payable. Furthermore, certain leases assumed by U. S. Steel can be declared immediately due and payable. The amount of such obligations as of March 31, 2005 was approximately $181 million. No liability has been recorded for these contingencies as management believes the likelihood of occurrence is remote.

If the Separation is determined to be a taxable distribution of the stock of U. S. Steel, but there is no breach of a representation or covenant by either U. S. Steel or Marathon, U. S. Steel would be liable for any resulting taxes (Separation No-Fault Taxes) incurred by Marathon. U. S. Steel’s indemnity obligation for Separation No-Fault Taxes survives until the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel’s indemnity obligation for Separation No-Fault Taxes at March 31, 2005, is estimated to be $150 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the separation being determined to be a taxable distribution of the stock of U. S. Steel is remote.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $32 million at March 31, 2005). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

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

Transtar reorganization – The 2001 reorganization of Transtar, Inc. was intended to be tax-free for federal income tax purposes, with U. S. Steel and Transtar Holdings, L.P. (Holdings), an affiliate of Blackstone Capital Partners, L.P. agreeing through various representations and covenants to protect the reorganization’s tax-free status. If the reorganization is determined to be taxable, but there is no breach of a representation or covenant by either U. S. Steel or Holdings, U. S. Steel is liable for 44 percent of any resulting Holdings taxes (Transtar No-Fault Taxes), and Holdings is responsible for 56 percent of any resulting U. S. Steel taxes. U. S. Steel’s indemnity obligation for Transtar No-Fault Taxes survives until 30 days after the expiration of the applicable statute of limitations on April 15, 2005. The maximum potential amount of U. S. Steel’s indemnity obligation for Transtar No-Fault Taxes at March 31, 2005, was estimated to be approximately $70 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the reorganization being determined to be taxable is remote. U. S. Steel can recover all or a portion of any indemnified Transtar No-Fault Taxes if Holdings receives a future tax benefit as a result of the Transtar reorganization being taxable.

Clairton 1314B partnership – See description of the partnership in Note 15. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at March 31, 2005, including interest and tax gross-up, is approximately $630 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $139 million and $142 million as of March 31, 2005, and December 31, 2004, respectively, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At March 31, 2005, U. S. Steel’s domestic contract commitments to acquire property, plant and equipment totaled $226 million. Additionally, U.S. Steel has various purchase contracts for energy and raw materials with terms that are typically for a longer duration than sales contracts for steel products, therefore, U.S. Steel may find its margins reduced in periods of falling steel prices.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitment under this capital improvements program as of March 31, 2005 was $223 million.

USSB, acquired on September 12, 2003, has the following commitments with the Serbian government: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of the approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in USSB to any third party without government consent for a period of five years. USSB spent approximately $134 million (including working capital) through March 31, 2005. As of March 31, 2005, the remaining commitment with the Serbian government was $23 million.

As of March 31, 2005, under agreements with an unaffiliated third party, U. S. Steel has a remaining commitment to provide work that will generate $55 million of gross profit to the third party through March 31, 2015.

U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires U. S. Steel to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $68 million as of March 31, 2005, which declines over the duration of the agreement, may be required.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel, the Company or the Corporation). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004.

SEGMENTS

Effective with the first quarter of 2005, U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category. Real Estate was a reportable segment until the end of 2004. As of January 1, 2005, the results of Real Estate are included in Other Businesses, and prior period results have been restated to conform to this presentation. For further information, see Note 4 to Financial Statements.

RESULTS OF OPERATIONS

Net sales were $3,761 million in the first quarter of 2005, compared with $2,924 million in the same quarter last year. The $837 million increase primarily reflected increased prices for steel products and higher European shipment levels, partially offset by reduced shipments of domestic sheet products and lower trade shipments of coke and iron ore.

Income (Loss) from operations for U. S. Steel for the first quarter of 2005 and the first quarter of 2004 is set forth in the following table:

	First Quarter Ended March 31,
(Dollars in millions)	2005	2004
Flat-rolled	$335	$113
USSE	212	40
Tubular	122	3

Total income from reportable segments	669	156
Other Businesses	(17)	6

Segment income from operations	652	162
Retiree benefit expenses	(83)	(44)
Other items not allocated to segments:
Property tax settlement gain	70	-
Stock appreciation rights	1	(10)
Income from sale of real estate interests	-	43

Total income from operations	$640	$151

Profit-based union payments

Results for the first quarter of 2005 included costs of $95 million related to three profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the United Steelworkers of America (USWA), and to payments pursuant to agreements with other unions. This compared to $11 million in the same quarter last year. Segment results in the first quarters of 2005 and 2004 included $54 million and $4 million of these costs, respectively, and the balance was included in retiree benefit expenses. All of these costs are included in cost of sales. Payment amounts per the agreement with the USWA are calculated as percentages of consolidated income from operations after special items (as defined in the agreement) and are: (1) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton; (2) to be used to offset a portion of future medical insurance premiums to be paid by U. S. Steel retirees based on 5 percent of profit above $15 per ton; and (3) to be contributed to a trust to assist National retirees with healthcare costs based on between 6 percent and 7.5 percent of profit. At the end of 2003 and 2004, assumptions for the second calculation above were included in the calculation of retiree medical liabilities, and costs for this item are calculated in the same manner as other retiree medical expenses.

Pension and other postretirement benefits (OPEB) costs

Defined benefit pension and multiemployer plan benefit costs totaled $64 million in the first quarter of 2005, compared to $58 million in the first quarter of 2004. The increase mainly reflected a lower expected return on plan assets resulting from a lower asset base. Costs related to defined contribution plans totaled $4 million in the first quarters of 2005 and 2004.

OPEB costs, including multiemployer plans, totaled $27 million in the first quarter of 2005, compared to $26 million in the corresponding period of 2004.

Selling, general and administrative expenses

Selling, general and administrative expenses were $169 million in the first quarter of 2005, compared to $180 million in the first quarter of 2004. The decrease was primarily due to lower compensation expense related to stock appreciation rights.

Segment results for Flat-rolled

Segment income for Flat-rolled was $335 million in the first quarter of 2005, compared to $113 million in the same quarter of 2004. The improvement was mainly due to higher average realized prices, which increased by $175 per ton. These were partially offset by increased costs for raw materials, electricity and natural gas; lower shipment volumes; higher accruals for profit-based payments under the labor agreement with the USWA; and inefficiencies at Clairton coke operations that resulted from coal delivery disruptions.

Segment results for USSE

Segment income for USSE was $212 million in the first quarter of 2005, compared to $40 million in the comparable 2004 quarter. The increase was primarily due to higher average realized prices, which increased by $264 per ton; improved operating performance; and increased shipment volumes. These favorable items were partially offset by higher costs for raw materials.

Segment results for Tubular

Segment income for Tubular was $122 million in the first quarter of 2005, an improvement of $119 million compared with the first quarter of 2004. The increase resulted primarily from higher average realized prices, which increased by $493 per ton, partially offset by higher costs for tube rounds.

Results for Other Businesses

The loss for Other Businesses in the first quarter of 2005 was $17 million, compared with income of $6 million in the first quarter of 2004. The decline was mainly due to lower results for iron ore operations and real estate, partially offset by improved results for transportation services.

Items not allocated to segments:

Property tax settlement gain of $70 million resulted from a personal property tax settlement with the City of Gary, Lake County and the State of Indiana (Gary property tax settlement) and reflected the reversal of accruals in excess of the settlement amount of $44 million.

Stock appreciation rights resulted in a $1 million credit and a $10 million charge to compensation expense in the first quarters of 2005 and 2004, respectively. These stock appreciation rights were issued over the last ten years and allow the holders to receive cash and/or common stock equal to the excess of the fair market value of the common stock over the exercise price.

Income from sale of real estate interests of $43 million resulted from the sale in February 2004 of Real Estate’s remaining mineral interests and certain real estate interests. This amount consisted of a gain on disposal of assets of $36 million and other income, related to the sale of coal seam gas interests, of $7 million.

Net interest and other financial costs were $22 million in the first quarter of 2005, compared with $52 million during the same period in 2004. Net interest and other financial costs in the first quarter of 2005 included a favorable adjustment of $25 million related to the Gary property tax settlement. The decrease in the first quarter of 2005 compared to last year’s first quarter primarily reflected lower interest on tax-related liabilities primarily due to this favorable adjustment; lower debt levels resulting from the retirement of USSK’s long-term debt in November 2004 and the early redemption of certain senior notes in April 2004; and higher interest income. These were partially offset by increased unfavorable changes in foreign currency effects in the 2005 period. The foreign currency effects were primarily due to remeasurement of U. S. Steel Kosice (USSK) and U. S. Steel Balkan (USSB) net monetary assets into the U.S. dollar, which is the functional currency for both, and resulted in net losses of $27 million in the first quarter of 2005 and $2 million in the first quarter of 2004.

The provision for income taxes in the first quarter of 2005 was $155 million, compared with $51 million in the first quarter last year. During the first quarter of 2005, a current tax provision was booked for USSK because the provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 50 percent of its tax liability for years 2005 through 2009, compared to a 100 percent credit in previous years. The provision in 2005 included $37 million of incurred tax expense resulting from the $95 million pre-tax gain from the Gary property tax settlement, $70 million of which is included in cost of sales and $25 million of which is included in net interest and other financial costs. The provision in 2004 included a charge of $32 million related to the settlement of a dispute regarding tax benefits for USSK under Slovakia’s foreign investors’ tax credit.

As of March 31, 2005, U. S. Steel had net U.S. federal and state deferred tax liabilities of $407 million and $83 million, respectively. At March 31, 2005, the amount of net foreign deferred tax assets recorded was $48 million, net of an established valuation allowance of $59 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Slovak koruna and Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to the lack of historical information and the losses experienced in the months immediately following the acquisition of USSB. If USSB continues to generate income, the valuation allowance of $33 million for Serbian taxes could be partially or fully reversed at such time that it is more likely than not that the related deferred tax assets will be realized. Management will continue to monitor and assess taxable income, deferred tax assets and tax planning strategies to determine the need for, and the appropriate amount of, any valuation allowance.

See Note 10 to Financial Statements.

The cumulative effect of change in accounting principle, net of tax, was a credit of $14 million in the first quarter of 2004 and resulted from the adoption on January 1, 2004, of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”

U. S. Steel’s net income was $455 million in the first quarter of 2005, compared with $58 million in the first quarter of 2004. The improvement primarily reflected the factors discussed above.

OPERATING STATISTICS

Flat-rolled shipments of 3.5 million tons in the first quarter of 2005 decreased about 15 percent from the first quarter of 2004, and about 6 percent from the fourth quarter of 2004. Tubular shipments of 303,000 tons in the first quarter of 2005 increased about 11 percent from the same period in 2004, and about 6 percent from the fourth quarter of 2004. At USSE, first quarter 2005 shipments of 1.3 million net tons increased about 10 percent from shipments in the first quarter of 2004, and decreased about 4 percent from shipments in the fourth quarter of 2004.

Raw steel capability utilization for domestic facilities and European facilities in the first quarter of 2005 averaged 90.0 and 84.6 percent, respectively, compared with 92.6 and 72.8 percent in the first quarter of 2004 and 87.2 and 79.0 percent in the fourth quarter of 2004.

BALANCE SHEET

Cash and cash equivalents of $1,147 million at March 31, 2005 increased $110 million from year-end 2004. The increase was due primarily to improved results from operating activities.

Receivables, less allowances increased $183 million from year-end 2004, primarily due to higher selling prices in the first quarter of 2005 compared to the fourth quarter of 2004.

Inventories increased $111 million from December 31, 2004, due mainly to higher costs for coking coal and stockpiling in preparation for planned production facility outages in subsequent quarters. These were partially offset by a reduction in coke quantities as a result of coal delivery disruptions.

The $47 million decrease in short-term deferred income tax benefits from year-end 2003 mainly resulted from utilization of net operating loss carryforwards and minimum tax credits.

Payroll and benefits payable decreased $110 million from year-end 2004 primarily as a result of a $130 million voluntary contribution to the main domestic defined benefit pension plan and reduced OPEB liabilities, partially offset by increased liabilities for profit-based payments.

Accrued taxes decreased by $40 million compared to December 31, 2004. The change was primarily due to reversals related to the Gary property tax settlement, partially offset by increased federal tax liabilities.

CASH FLOW

Net cash provided from operating activities was $296 million for the first quarter of 2005, compared with $106 million in the same period of 2004. Higher income after adjustments for non-cash items was partially offset by increased working capital requirements. Cash from operating activities in the first quarter of 2005 was reduced by a $130 million voluntary contribution to the main domestic defined benefit pension plan.

Capital expenditures in the first quarter of 2005 were $122 million, compared with $70 million in the same period in 2004. Domestic expenditures were $73 million and included advance spending in preparation for the third quarter rebuild of the Gary Works No. 13 blast furnace and spending for coke oven thru-wall repairs at Gary Works and Clairton Works. European expenditures of $49 million included air emissions reduction projects for steelmaking facilities at USSK and the rehabilitation of the second blast furnace at USSB.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at March 31, 2005, totaled $226 million.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitment under this capital improvements program as of March 31, 2005, was $223 million. In addition, USSB has a commitment to the Serbian government that requires it to spend up to $157 million during the first five years for working capital; the repair, rehabilitation, improvement, modification and upgrade of facilities; and community support and economic development. USSB spent approximately $134 million (including working capital) through March 31, 2005, leaving a balance of $23 million under this commitment.

Capital expenditures for 2005 are expected to be approximately $755 million, including approximately $480 million for domestic facilities and approximately $275 million for European facilities. Capital expenditures for U. S. Steel’s European facilities may be higher or lower depending on exchange rates.

Common stock issued in the first three months of 2005 mainly resulted from stock sales through the exercise of options. Common stock issued in the first quarter of 2004 primarily reflected $294 million of net proceeds from U. S. Steel’s equity offering completed in March 2004. The remaining amount in the first quarter of 2004 mainly reflected stock sales through the exercise of options and sales to the United States Steel Corporation Savings Fund Plan for Salaried Employees.

Dividends paid in the first quarter of 2005 were $13 million, compared with $9 million in the same period in 2004. Payments in the first quarter of 2005 reflected the quarterly dividend rate of eight cents per common share, compared to five cents in last year’s first quarter. Dividends paid in both periods also reflected a quarterly dividend of $0.875 per share for the Series B Preferred. The quarterly dividend rate per common share was increased to 10 cents effective with the June 2005 payment.

For discussion of restrictions on future dividend payments, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004.

LIQUIDITY

U. S. Steel has entered into a $500 million Receivables Purchase Agreement with financial institutions that expires in November 2006. For further information regarding the Receivables Purchase Agreement, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004. As of March 31, 2005, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

U. S. Steel also has a revolving credit facility that provides for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the Receivables Purchase Agreement. The Inventory Facility expires in October 2009. The Inventory Facility contains restrictive covenants, many of which apply only when average availability under the facility is less than $100 million. For further information regarding the Inventory Facility, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004. As of March 31, 2005, U. S. Steel had in excess of $600 million of eligible inventory under the Inventory Facility, and utilized $6 million for letters of credit, reducing availability to $594 million.

At March 31, 2005, USSK had no borrowings against its $40 million and $20 million credit facilities, but had $4 million of customs guarantees outstanding, reducing availability to $56 million. Both facilities expire in December 2006.

In the third quarter of 2004, USSB entered into a EUR 9.3 million (which approximated $12 million at March 31, 2005) committed working capital facility secured by its inventory of finished and semi-finished goods. This facility has a term of one year, and can be extended by mutual agreement of the parties for up to two additional one-year periods. At March 31, 2005, USSB had no borrowings against this facility.

In 2001, U. S. Steel issued $535 million of 10 3/4% senior notes due August 1, 2008 (10 3/4% Senior Notes) and in 2003, U. S. Steel issued $450 million of 9 3/4% senior notes due May 15, 2010 (9 3/4% Senior Notes). On April 19, 2004, U. S. Steel redeemed $187 million principal amount of the 10 3/4% Senior Notes at a 10.75 percent premium, resulting in a reduction of the principal amount outstanding to $348 million, and redeemed $72 million principal amount of the 9 3/4% Senior Notes at a 9.75 percent premium, resulting in a reduction of the principal amount outstanding to $378 million. These were the aggregate principal amounts outstanding as of March 31, 2005.

The 10 3/4% Senior Notes and the 9 3/4% Senior Notes (together the Senior Notes) impose limitations on U. S. Steel’s ability to make restricted payments. For a discussion of restricted payments and the conditions that U. S. Steel must meet in order to make restricted payments, as well as other significant restrictions imposed on U. S. Steel by the Senior Notes, see the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004. As of March 31, 2005, U. S. Steel met the requirements and had approximately $1.5 billion of availability to make restricted payments.

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

U. S. Steel was in compliance with all of its debt covenants at March 31, 2005.

On April 7, 2005, Fitch Ratings upgraded U. S. Steel’s senior unsecured long-term debt rating to BB from BB- and raised the preferred stock rating to B+ from B.

U. S. Steel has used surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. U. S. Steel has replaced some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $117 million of liquidity sources for financial assurance purposes as of March 31, 2005, a decrease of $1 million during the first quarter of 2005, and expects to commit approximately $10 million more during the remainder of 2005.

U. S. Steel was contingently liable for debt and other obligations of Marathon Oil Corporation (Marathon) as of March 31, 2005, in the amount of $41 million. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes in the amount of $472 million and certain lease obligations totaling $181 million that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable.

The following table summarizes U. S. Steel’s liquidity as of March 31, 2005:

(Dollars in millions)

Cash and cash equivalents (a)	$1,130
Amount available under Receivables Purchase Agreement	500
Amount available under Inventory Facility	594
Amounts available under USSK credit facilities	56
Amounts available under USSB credit facilities	12

Total estimated liquidity	$2,292

(a)	Excludes $17 million of cash related to the 1314B Partnership because it is not available for U. S. Steel’s use.

U. S. Steel’s liquidity improved by $108 million from December 31, 2004, primarily reflecting increased cash generated from operations.

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

Commercial Commitments

Unconditional purchase obligations increased from $1,627 million at December 31, 2004 to $3,173 million at March 31, 2005 primarily as a result of raw material contract extensions.

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new off-balance sheet arrangements during the first three months of 2005.

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

The European Commission (EC) is establishing carbon dioxide (CO2) emission limits for European Union member countries. On October 20, 2004, the EC approved a national allocation plan for Slovakia (NAP) that reduced Slovakia’s original proposed CO2 allocation by approximately 14 percent and, on December 20, 2004, USSK filed an application for annulment of that decision in the Court of First Instance of the European Communities. In March 2005, the Slovak Ministry of the Environment (Ministry) took action based on the NAP that would require an 8 percent reduction in CO2 allowances for USSK. USSK subsequently instituted legal proceedings in the Supreme Court of the Slovak Republic requesting annulment of the Ministry’s decision. The legal actions by USSK against the EC and Slovakia will not stay the effects of either the EC’s October 20, 2004 decision or the Ministry’s decision concerning USSK’s CO2 allowances. USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. Based on the fair value of the anticipated shortfall of allowances related to first quarter 2005 production, a long-term other liability of $3 million has been recorded on the balance sheet. However, the actual shortfall of allowances for the entire initial allocation period (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted with certainty at this time.

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

U. S. Steel has been notified that it is a potentially responsible party (PRP) at 17 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of March 31, 2005. In addition, there are 9 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 41 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 19 to Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information - Item 1. Legal Proceedings - Environmental Proceedings.”

During the first quarter of 2005, U. S. Steel accrued $5 million and spent $6 million for environmental remediation for domestic and foreign facilities. The total accrual for such liabilities at March 31, 2005 was $122 million. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards (FAS) No. 143.

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

OUTLOOK

For Flat-rolled, second quarter 2005 average realized prices are expected to decline somewhat compared to the first quarter based on recent spot market price trends, while shipments should remain in line with the first quarter level. Flat-rolled costs in the second quarter are also expected to remain in line with the first quarter despite planned outages on three blast furnaces, preparatory costs related to the third quarter rebuild of U. S. Steel’s largest blast furnace at Gary Works, and the impact of an unplanned outage by the third-party oxygen supplier for the Mon Valley Works, which began in late March. For full-year 2005, Flat-rolled shipments are expected to be about 14.5 million tons.

For USSE, second quarter average realized prices are expected to be generally in line with the first quarter of 2005. Shipments should be moderately improved, but segment results are expected to decline due primarily to higher costs for raw materials. USSE shipments for full-year 2005 are projected to be approximately 5.8 million net tons, reflecting expected higher operating and shipment levels in Serbia following the planned mid-year startup of the second blast furnace.

Shipments for Tubular in second quarter 2005 are expected to be lower than first quarter levels due mainly to a planned outage at Lorain Pipe Mills. Average realized prices should improve moderately and tube round costs will increase. During the first quarter of 2005, prices of metallic additions used to produce tube rounds increased dramatically. Accordingly, the transfer price for tube rounds supplied by Flat-rolled, which had been established at the beginning of 2005 based on projected costs, was increased by $53 per ton effective April 1, 2005. Full-year shipments for Tubular are expected to be approximately 1.2 million tons.

Second quarter 2005 results for Other Businesses will improve compared to the first quarter of 2005, which was negatively affected by normal seasonal effects at iron ore operations in Minnesota.

U. S. Steel expects to pay $44 million in the second quarter under the Gary property tax settlement.

The trade remedies announced by President Bush on March 5, 2002, under Section 201 of the Trade Act of 1974, included a steel import monitoring system that allows the domestic steel industry, policymakers and others interested in the steel markets to identify steel import problems in a timely manner. The Department of Commerce (DOC) has extended the existing system through March 21, 2009 and will expand the system, effective June 9, 2005, to include all basic steel mill products.

The DOC and the U.S. International Trade Commission (ITC) have recently completed their five-year “sunset” reviews of trade relief granted in 1999 regarding hot-rolled flat steel products. In these proceedings, the agencies were required to determine whether the following should remain in effect: anti-dumping orders against product from Brazil and Japan, a suspension agreement pertaining to dumped product from Russia and a countervailing duty order against product from Brazil. The DOC had found that dumping or illegal subsidization, as the case may be, would be likely to continue or recur if any of these orders or the suspension agreement is revoked. On April 14, 2005, the ITC announced its decision that material injury to the domestic industry would be likely to continue or recur if any of the orders or the suspension agreement were revoked. As a result, the orders and suspension agreement will continue in effect, subject to the next sunset review that will commence in May 2009.

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments, and prices. Some factors, among others, that could affect market conditions, costs, shipments and prices for both domestic operations and USSE include global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of facility projects including blast furnace outages; the timing of resumption of normal operations by the Mon Valley Works’ oxygen supplier; natural gas and electricity prices and usage; raw materials availability and prices; the impact of fixed prices in energy and raw materials contracts (many of which have terms of one year or longer) as compared to short-term contract and spot prices of steel products; changes in environmental, tax and other laws; employee strikes; power outages; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and by actions taken by the U.S. Government and its agencies. Economic conditions and political factors in Europe that may affect USSE’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2004, and in subsequent filings for U. S. Steel.

ACCOUNTING STANDARDS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This Interpretation is effective for U. S. Steel no later than December 31, 2005, with early adoption encouraged. U. S. Steel is in the process of evaluating the effect of this Interpretation.

In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date of FAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. Under the SEC’s rule, FAS 123R is now effective for U. S Steel for annual, rather than interim, periods that begin after June 15, 2005. U. S. Steel will apply this Statement to all awards granted on or after January 1, 2006 and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on and after January 1, 2006 for the portion of outstanding awards for which requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS No. 123, “Accounting for Stock-Based Compensation” for proforma disclosures. Currently, U. S. Steel expects that the effect of adopting this Statement on 2006 results will be a reduction to net income of less than $25 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK AND RELATED RISK

Sensitivity analyses of the incremental effects on pretax income of hypothetical 10 percent and 25 percent decreases in commodity prices for open derivative commodity instruments as of March 31, 2005, are provided in the following table(a):

	Incremental Decrease in Income Before Income Taxes Assuming a Hypothetical Price Decrease of:

(Dollars in millions)	10%	25%
Commodity-Based Derivative Instruments

Zinc	$2.1	$5.2

(a)	The definition of a derivative instrument includes certain fixed price physical commodity contracts. Such instruments are included in the above table. Amounts reflect the estimated incremental effects on pretax income of hypothetical 10 percent and 25 percent decreases in closing commodity prices for each open contract position at March 31, 2005. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to March 31, 2005, may cause future pretax income effects to differ from those presented in the table.

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in March 31, 2005 interest rates on the fair value of the U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)
As of March 31, 2005
Non-Derivative Financial Instruments (a)	Fair Value	Incremental Increase in Fair Value (b)
Financial assets:
Investments and long-term receivables	$9	$–
Financial liabilities:
Long-term debt (c)(d)	$1,386	$50

(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)	Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at March 31, 2005, on the fair value of U. S. Steel’s non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at March 31, 2005.
(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

At March 31, 2005, U. S. Steel’s portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $50 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel’s results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

FOREIGN CURRENCY EXCHANGE RATE RISK

U. S. Steel, primarily through USSE, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At March 31, 2005, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $27.2 million) and Slovak koruna (total notional value of approximately $70.0 million). A 10 percent increase in the March 31, 2005 euro forward rates would result in a $9.7 million charge to income.

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

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2005, there have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter ended March 31,
(Dollars in millions)	2005	2004
INCOME FROM OPERATIONS
Flat-rolled Products	$335	$113
U. S. Steel Europe	212	40
Tubular	122	3
Other Businesses	(17)	6

Segment Income from Operations	652	162
Retiree benefit expenses	(83)	(44)
Other items not allocated to segments:
Property tax settlement gain	70
Stock appreciation rights	1	(10)
Income from sale of real estate interests	-	43

Total Income from Operations	$640	$151
CAPITAL EXPENDITURES
Flat-rolled Products	$59	$21
U. S. Steel Europe	49	39
Tubular	3	3
Other Businesses	11	7

Total	$122	$70
OPERATING STATISTICS
Average realized price: ($/net ton)(a)
Flat-rolled Products	$650	$475
U. S. Steel Europe	684	420
Tubular Products	1,165	672
Steel Shipments: (a)(b)
Flat-rolled Products	3,535	4,161
U. S. Steel Europe	1,290	1,173
Tubular Products	303	272
Raw Steel-Production: (b)
Domestic Facilities	4,303	4,479
U. S. Steel Europe	1,548	1,344
Raw Steel-Capability Utilization: (c)
Domestic Facilities	90.0%	92.6%
U. S. Steel Europe	84.6%	72.8%
Domestic iron ore production (b)	5,382	5,612
Domestic iron ore shipments (b)(d)	3,389	4,036
Domestic coke production (b)(f)	1,420	1,649
Domestic coke shipments (b)(e)(f)	245	672
(a)	Excludes intersegment transfers.
(b)	Thousands of net tons.
(c)	Based on annual raw steel production capability for domestic facilities of 19.4 million net tons and annual raw steel production capability for U. S. Steel Europe of 7.4 million net tons.
(d)	Includes intersegment transfers.
(e)	Includes trade shipments only.
(f)	Includes the 1314B Partnership.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future ecological monitoring costs, and U. S. Steel was obligated to purchase and restore several parcels of property that have been conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of March 31, 2005, project costs have amounted to $52.0 million with another $300,000 presently projected to complete work under the approved sediment remediation plan. A Dredge Completion Report was submitted to EPA on March 29, 2004. EPA responded with written comments on the report. In response, U. S. Steel conducted additional sampling of river sediments in a portion of the dredge project area. Based on the results of the additional sediment sampling, U. S. Steel is considering additional dredging that would include additional substantial bank stabilization measures. Negotiations to have this additional work considered as a final measure are proceeding. The additional dredging and bank stabilization is anticipated to cost approximately $9.0 million. In addition, negotiations have been initiated to permit the use of the Corrective Action Management Unit (CAMU) for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. Closure costs for the CAMU are estimated to be an additional $4.9 million. In addition to the sediment remediation project, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River, costs of which are estimated to be $2.4 million.

In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management (IDEM), acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The public trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a Natural Resources Damages Assessment. U. S. Steel was identified as a PRP along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs have formed a joint defense group. The trustees notified the public of their plan for assessment and later adopted the plan. In 2000, the trustees concluded their assessment of sediment injuries, which included a technical review of environmental conditions. The PRP joint defense group has proposed terms for the settlement of this claim, which have been endorsed by representatives of the trustees and EPA to be included in a consent decree that U. S. Steel expects will resolve this claim. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs, and obtained an 8-acre parcel of land that has been transferred to the Indiana Department of Natural Resources for addition to the Indiana Dunes National Lakeshore Park owned by the National Park Service. A Consent Decree memorializing this settlement has been executed by the parties and lodged with the United States District Court for the Northern District of Indiana on August 20, 2004. Concurrent with this lodging of the Consent Decree, the United States of America filed its complaint titled United States of America v. Atlantic Richfield, et. al. asserting liability for its claim against the settling parties. The consent decree was entered on the record by the court and is effective April 1, 2005.

On October 23, 1998, a final Administrative Order on Consent was issued by EPA addressing Corrective Action for solid waste management units throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. The Current Conditions Report, U. S. Steel’s first deliverable, was submitted to EPA in January 1997 and was approved by EPA in 1998. All remaining Phase I work plans have been approved by EPA. Two Phase II RFI work plans and a self-implementing interim measure have been submitted to EPA for approval. Two other self-implementing interim measures have been completed. Through March 31, 2005, U. S. Steel has spent approximately $16.6 million for the studies, work plans, field investigations and self-implementing interim measures. The cost to implement the remaining field investigations and the submitted work plans is estimated to be $5.1 million. Until they are completed, it is impossible to assess what additional expenditures will be necessary.

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at its Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $409,000.

In December 1995, U. S. Steel reached an agreement in principle with EPA and the U.S. Department of Justice (DOJ) with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by U. S. Steel, EPA and DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two Supplemental Environmental Projects at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved for the site on September 16, 2002. Field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. The cost to complete this study is estimated to be $454,000. In addition, U. S. Steel is developing a corrective measure implementation plan for remediation of Upper Opossum Creek. The cost to U. S. Steel for implementing this plan is estimated to be $3.6 million. Lower Opossum Creek is approximately 4.5 miles of the Opossum Creek Area of Concern. U. S. Steel is investigating Lower Opossum Creek under a joint agreement with Beazer, Inc. whereby U. S. Steel has agreed to pay 30 percent of the investigation costs. U. S. Steel estimates its share of the remaining costs of this investigation and costs to implement sediment remediation to be $807,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Implementation of the Phase I fieldwork for Ensley commenced in June 2004. The cost to complete this study is approximately $426,000.

Effective February 14, 2005, U. S. Steel entered into a consent order with Michigan Department of Environmental Quality related to Great Lakes Works that will include the installation of a new bag house for B2 Blast Furnace; the installation of baffles at the Quench Tower, which has been completed; projects to reduce emissions from the steel-producing facilities; a civil penalty of $950,000; and a supplemental environmental project at a cost of $200,000 for river bank improvements. U. S. Steel has paid the civil penalty. Great Lakes Works continues to identify and evaluate potential operating practices and facility improvements to reduce emissions.

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.0 million for cleanup and agency oversight costs through March 31, 2005. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Current study and oversight costs are estimated at $432,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five year review recommendations.

In November 1989, the Utah Department of Environmental Quality issued a permit to U. S. Steel for the closure of three hazardous waste impoundments including facility-wide corrective action at U. S. Steel’s former Geneva Works. The permit was administratively extended until May 14, 2004, when it was reissued to U. S. Steel and Geneva Steel Company (Geneva), the site owner. The permit allocates responsibility for corrective action between U. S. Steel and Geneva. U. S. Steel has commenced the development of work plans that are necessary to begin field investigations on some areas of the facility for which U. S. Steel has responsibility under the permit. The remaining costs to prepare these work plans, implement field investigations and continue post closure care on the three hazardous waste impoundments are estimated to be approximately $7.0 million. On June 2, 2004, Geneva filed a motion in U.S. Bankruptcy Court for the District of Utah to approve the amendment and assumption of the 1987 Asset Sales Agreement, the acceptance of the permit and the retention of a remediation contractor. On July 7, 2004, the motion was heard and granted providing for Geneva’s continuing involvement and funding of the remediation required by the permit. Remedial work continues in accordance with the permit.

ASBESTOS LITIGATION

U. S. Steel is a defendant in approximately 450 active cases involving approximately 10,000 plaintiffs. At December 31, 2004, U. S. Steel was a defendant in approximately 500 cases involving approximately 11,000 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). More than 9,500, or approximately 95 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 160 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

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

As discussed in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004, management views the verdict and resulting settlement in the March 28, 2003 Madison County case as aberrational, and believes that the likelihood of similar results in other cases is remote, although not impossible. Through March 31, 2005, U. S. Steel has not experienced any material adverse change in its ability to resolve pending claims as a result of the Madison County settlement.

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

Item 5. OTHER INFORMATION

APPROVAL OF PLANS

The Corporation’s shareholders and its Board of Directors approved the 2005 Stock Incentive Plan (Stock Plan) on April 26, 2005. The Stock Plan will be available for awards to employees, non-employee directors and other service providers of U. S. Steel, its subsidiaries and affiliates. The aggregate number of shares of U. S. Steel common stock which may be issued under the Stock Plan is 6,750,000 shares, subject to proportionate adjustment in the event of stock splits and similar events. For purposes of measuring the number of shares issued under the Stock Plan pursuant to awards granted, a share issued under the Plan pursuant to an award other than a stock option or purchase right, in which the participant pays the fair market value for such share measured as of the grant date, or appreciation right which is based on the fair market value of a share as of the grant date, will reduce the number of shares available under the Stock Plan by 1.42 shares. No awards may be granted under the Stock Plan subsequent to April 25, 2015. The foregoing summary is qualified in its entirety by reference to the full text of the Stock Plan, which is filed as Exhibit 10.1 to this report.

The Corporation’s shareholders and its Board of Directors approved the 2005 Annual Incentive Compensation Plan (Incentive Plan) on April 26, 2005. The Incentive Plan includes, among other things, the requirement to pay incentive awards in the form of cash and provisions that protect U. S. Steel’s ability to take a tax deduction for performance-based awards made under the Incentive Plan, in conformance with section 162(m) of the Internal Revenue Code and related regulations, in case certain executive officers who are awardees individually have more than $1,000,000 of compensation in any one year. The Incentive Plan will commence with the 2006 performance year and the Senior Executive Annual Incentive Compensation Plan will terminate following the 2005 performance year. The foregoing summary is qualified in its entirety by reference to the full text of the Incentive Plan, which is filed as Exhibit 10.2 to this report.

The 2002 Stock Plan (2002 Plan) was amended effective upon the approval of the Stock Plan by the Corporation’s shareholders and its Board of Directors, which approval occurred on April 26, 2005. The amendment reduces the number of shares of U. S. Steel common stock which may be issued under the 2002 Plan to 1,000,000 shares, of which no more than 125,000 may be granted in the form of restricted stock and other non-option forms of awards. The 2002 Plan will terminate on December 31, 2006. The foregoing summary is qualified in its entirety by reference to the full text of the amended 2002 Plan, which is filed as Exhibit 10.5 to this report.

APPOINTMENT OF PRINCIPAL OFFICER

On April 26, 2005, John H. Goodish, age 56, was elected Executive Vice President & Chief Operating Officer of the Corporation effective June 1, 2005. Mr. Goodish joined the Corporation in 1970 and, over the course of his career, has served in a number of positions of increasing responsibility, including most recently, General Manager of Mon Valley Works from 1990 to 1994, General Manager of Gary Works from 1994 to 1996, President of USX Engineers and Consultants, Inc. from 1996 to 2000, President of U. S. Steel Kosice, s.r.o. from 2000 to March 2003, Executive Vice President – International and Diversified Businesses from March 2003 to June 2003, and Executive Vice President - Operations from June 2003 to the present.

Mr. Goodish previously executed a Severance Agreement with the Corporation, a form of which is attached as Exhibit 10(h) to the Corporation’s Form 10-K for the year ended December 31, 2004, and a summary of which is included in the Corporation’s Proxy Statement for its 2005 Annual Meeting of Stockholders under the heading “Change in Control Arrangements and Employment Contracts.”

Item 6. EXHIBITS

10.1	2005 Stock Incentive Plan (incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement for the April 26, 2005, Annual Meeting of Stockholders)

10.2	2005 Annual Incentive Compensation Plan (incorporated by reference to Appendix C to United States Steel Corporation’s Definitive Proxy Statement for the April 26, 2005, Annual Meeting of Stockholders)

10.3	Compensation Arrangements for Named Executive Officers

10.4	Compensation Arrangements for Non-Employee Directors

10.5	Amended 2002 Stock Plan

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Larry G. Schultz
Larry G. Schultz
Vice President and Controller

April 28, 2005

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.