Form 10-Q
period 2005-06-30
UNITED STATES STEEL CORP
filed 2005-07-29
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No     .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes X No     .

Common stock outstanding at July 27, 2005 – 114,246,590 shares

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2005	2004	2005	2004
Net sales:
Net sales	$3,339	$3,203	$6,861	$5,918
Net sales to related parties	243	245	508	460

Total	3,582	3,448	7,369	6,378

Operating expenses (income):
Cost of sales (excludes items shown below)	2,925	2,816	5,824	5,374
Selling, general and administrative expenses	176	169	345	349
Depreciation, depletion and amortization (Note 6)	88	93	186	191
Income from investees	(13)	(13)	(26)	(19)
Net gains on disposal of assets (Note 7)	(6)	(2)	(10)	(44)
Other income, net (Note 7)	(1)	(3)	(3)	(12)

Total	3,169	3,060	6,316	5,839

Income from operations	413	388	1,053	539
Net interest and other financial costs (Note 8)	63	86	85	138

Income before income taxes, minority interests and cumulative effect of change in accounting principle	350	302	968	401
Income tax provision (Note 9)	93	86	248	137
Minority interests	12	5	20	9

Income before cumulative effect of change in accounting principle	245	211	700	255
Cumulative effect of change in accounting principle, net of tax (Note 14)	-	-	-	14

Net income	245	211	700	269
Dividends on preferred stock	(5)	(5)	(9)	(9)

Net income applicable to common stock	$240	$206	$691	$260

Income per common share (Note 10):
Income before cumulative effect of change in accounting principle per share:
- Basic	$2.11	$1.82	$6.06	$2.24
- Diluted	$1.88	$1.62	$5.36	$2.01

Cumulative effect of change in accounting principle, net of tax:
- Basic	$-	$-	$-	$0.13
- Diluted	$-	$-	$-	$0.11

Net income per share:
- Basic	$2.11	$1.82	$6.06	$2.37
- Diluted	$1.88	$1.62	$5.36	$2.12

Weighted average shares, in thousands:
- Basic	114,222	113,332	114,196	110,029
- Diluted	130,646	129,874	130,757	126,788

Dividends paid per share	$0.10	$0.05	$0.18	$0.10

The accompanying notes are an integral part of these financial statements

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,242	$1,037
Receivables, less allowance of $89 and $100 (Note 14)	1,570	1,592
Receivables from related parties (Note 17)	135	178
Inventories (Note 11)	1,428	1,197
Deferred income tax benefits (Note 9)	138	223
Other current assets	24	16

Total current assets	4,537	4,243
Investments and long-term receivables, less allowance of $3 and $4	292	283
Long-term receivables from related parties (Note 17)	20	19
Property, plant and equipment - net (Note 6)	3,723	3,627
Pension asset	2,430	2,538
Intangible assets, less amortization of $20 and $16	34	38
Deferred income tax benefits (Note 9)	26	40
Other noncurrent assets	176	168

Total assets	$11,238	$10,956
Liabilities
Current liabilities:
Accounts payable	$1,130	$1,227
Accounts payable to related parties (Note 17)	67	58
Bank checks outstanding	105	78
Payroll and benefits payable	722	807
Accrued taxes (Note 9)	52	320
Deferred income tax liabilities (Note 9)	-	4
Accrued interest	32	29
Long-term debt due within one year (Note 12)	8	8

Total current liabilities	2,116	2,531
Long-term debt, less unamortized discount (Note 12)	1,355	1,363
Deferred income tax liabilities (Note 9)	663	598
Employee benefits	2,076	2,125
Deferred credits and other liabilities	349	341

Total liabilities	6,559	6,958

Contingencies and commitments (Note 18)
Minority interests	30	28

Stockholders’ Equity:
Series B Mandatory Convertible Preferred shares (no par value, 5,000,000 shares issued, liquidation preference $50 per share) (Note 15)	216	216
Common stock (114,187,675 and 114,003,185 shares issued) (Note 15)	114	114
Additional paid-in capital	3,049	3,041
Retained earnings	1,322	651
Accumulated other comprehensive loss (Note 16)	(50)	(49)
Deferred compensation	(2)	(3)

Total stockholders’ equity	4,649	3,970

Total liabilities and stockholders’ equity	$11,238	$10,956

The accompanying notes are an integral part of these financial statements

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2005	2004
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$700	$269
Adjustments to reconcile to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	-	(14)
Depreciation, depletion and amortization	186	191
Provision for doubtful accounts	5	(10)
Pensions and other postretirement benefits	(81)	30
Minority interests	20	9
Deferred income taxes	158	90
Net gains on disposal of assets	(10)	(44)
Property tax settlement gain	(95)	-
Income from sale of coal seam gas interests	-	(7)
Income from equity investees, and distributions received	(6)	2
Changes in:
Current receivables - operating turnover	58	(337)
Inventories	(231)	(48)
Current accounts payable and accrued expenses	(193)	215
All other, net	(8)	(21)

Net cash provided by operating activities	503	325

Investing activities:
Capital expenditures	(279)	(165)
Disposal of assets	10	78
Sale of coal seam gas interests	-	7
Restricted cash - net	(6)	(8)
Investments, net	1	-

Net cash used in investing activities	(274)	(88)

Financing activities:
Revolving credit facilities - borrowings	-	83
- repayments	-	(70)
Repayment of long-term debt	(6)	(289)
Common stock issued	7	341
Distribution to minority interest owners	(17)	(5)
Dividends paid	(29)	(19)
Change in bank checks outstanding	27	(4)

Net cash provided by (used in) financing activities	(18)	37

Effect of exchange rate changes on cash	(6)	-

Net increase in cash and cash equivalents	205	274
Cash and cash equivalents at beginning of year	1,037	316

Cash and cash equivalents at end of period	$1,242	$590
Cash provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(54)	$(130)
Income taxes paid to taxing authorities	(196)	(21)

The accompanying notes are an integral part of these financial statements

Notes to Consolidated Financial Statements

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) is engaged domestically in the production, sale and transportation of steel mill products, coke and iron ore pellets; the management and development of real estate; engineering and consulting services and, through U. S. Steel Kosice (USSK) and U. S. Steel Balkan (USSB), in the Slovak Republic and Serbia, respectively, in the production and sale of steel mill products.

The information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2005 classifications including income from investees, net gains on disposal of assets and other income which are now part of operating expenses rather than part of revenues and other income (now referred to as net sales). This change was made so that U. S. Steel’s statement of operations is more comparable to those of its competitors and other manufacturing companies. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following table illustrates the effect on net income and earnings per share if U. S. Steel had applied the fair value recognition provisions of FAS 123:

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2005	2004	2005	2004
Net income	$245	$211	$700	$269
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	(3)	3	(2)	10
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(1)	4	2	11

Pro forma net income	$243	$210	$696	$268

Net income per share:
- As reported - basic	$2.11	$1.82	$6.06	$2.37
- diluted	1.88	1.62	5.36	2.12
- Pro forma - basic	2.09	1.81	6.02	2.36
- diluted	1.86	1.62	5.34	2.12

The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Exercise price per share of option award granted during the period	$40.37	$29.54	$40.37	$29.54
Expected annual dividends per share, at grant date	$0.40	$0.20	$0.40	$0.20
Expected life in years	4	4	4	4
Expected volatility	43.9%	43.7%	43.9%	43.7%
Risk-free interest rate	3.7%	3.3%	3.7%	3.3%
Fair value of option award granted during the period, as calculated above	$14.61	$10.71	$14.61	$10.71

No SARs were issued in 2005 or 2004. U. S. Steel had 196,350 and 2,377,010 SARs at June 30, 2005 and 2004, respectively. Related compensation pre-tax income of $3 million and pre-tax expense of $1 million was recorded during the second quarter ended June 30, 2005 and 2004, respectively, and $3 million pre-tax income and $11 million pre-tax expense was recorded during the six months ended June 30, 2005 and 2004, respectively.

3.	New Accounting Standards

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. U. S. Steel adopted the provisions of this Interpretation in the second quarter of 2005. There were no financial statement implications related to the adoption of this Interpretation.

In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delayed the effective date of FAS 123R. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. Under the SEC’s rule, FAS 123R is now effective for U. S. Steel for annual, rather than interim, periods that begin after June 15, 2005. U. S. Steel will apply this Statement to all awards granted on or after January 1, 2006 and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on and after January 1, 2006 for the portion of outstanding awards for which requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS 123 for proforma disclosures. Currently, U. S. Steel expects that the effect of adopting this Statement on 2006 results will be a reduction to net income of less than $15 million.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (FAS 154), which changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. FAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. FAS 154 is effective for U. S. Steel for accounting changes and correction of errors made on or after January 1, 2006.

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

The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations. Income from operations for reportable segments and Other Businesses does not include net interest and other financial costs, the income tax provision, benefit expenses for current retirees and certain other items that management believes are not indicative of future results. Information on segment assets is not disclosed as it is not reviewed by the chief operating decision maker.

The accounting principles applied at the operating segment level in determining income from operations are generally the same as those applied at the consolidated financial statement level. The transfer value for rounds from Flat-rolled to Tubular and the transfer value for domestic iron ore pellets from Other Businesses to Flat-rolled are set at the beginning of each year based on expected total production costs. During the first quarter of 2005, prices of metallic additions used to produce tube rounds increased dramatically and the transfer price for tube rounds supplied by Flat-rolled, which had been established at the beginning of 2005 based on projected costs, was increased by $53 per ton effective April 1, 2005. Because this trend continues, the transfer price was increased by an additional $20 per ton effective July 1, 2005. Some intersegment sales and transfers for other operations are accounted for at cost, while others are accounted for at market-based prices. All intersegment sales and transfers are eliminated at the corporate consolidation level. All corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations for the second quarter of 2005 and 2004 are:

(In millions) Second Quarter 2005	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
Flat-rolled	$2,207	$110	$2,317	$12	$190
USSE	893	-	893	1	141
Tubular	396	-	396	-	133

Total reportable segments	3,496	110	3,606	13	464
Other Businesses	86	240	326	-	23
Reconciling Items	-	(350)	(350)	-	(74)
Total	$3,582	$-	$3,582	$13	$413
Second Quarter 2004
Flat-rolled	$2,498	$74	$2,572	$13	$335
USSE	654	-	654	-	76
Tubular	210	-	210	-	25

Total reportable segments	3,362	74	3,436	13	436
Other Businesses	86	213	299	-	18
Reconciling Items	-	(287)	(287)	-	(66)
Total	$3,448	$-	$3,448	$13	$388

The results of segment operations for the first six months of 2005 and 2004 are:

(In millions) First Six Months 2005	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
Flat-rolled	$4,654	$217	$4,871	$25	$525
USSE	1,820	11	1,831	1	353
Tubular	750	-	750	-	255

Total reportable segments	7,224	228	7,452	26	1,133
Other Businesses	145	391	536	-	6
Reconciling Items	-	(619)	(619)	-	(86)
Total	$7,369	$-	$7,369	$26	$1,053
First Six Months 2004
Flat-rolled	$4,637	$113	$4,750	$19	$448
USSE	1,174	-	1,174	-	116
Tubular	392	-	392	-	28

Total reportable segments	6,203	113	6,316	19	592
Other Businesses	175	338	513	-	24
Reconciling Items	-	(451)	(451)	-	(77)
Total	$6,378	$-	$6,378	$19	$539

The following is a schedule of reconciling items to income from operations:

	Second Quarter Ended June 30		Six Months Ended June 30
(In millions)	2005	2004	2005	2004
Items not allocated to segments:
Retiree benefit expenses	$(70)	$(65)	$(153)	$(109)
Other items not allocated to segments:
Property tax settlement gain	-	-	70	-
Stock appreciation rights	2	(1)	3	(11)
Workforce reduction charges	(6)	-	(6)	-
Income from sale of real estate interests	-	-	-	43

Total other items not allocated to segments	(4)	(1)	67	32

Total reconciling items	$(74)	$(66)	$(86)	$(77)

5.	Pensions and Other Postretirement Costs

The following table reflects components of net periodic benefit cost for the second quarter ended June 30, 2005 and 2004:

	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Service Cost	$24	$24	$3	$3
Interest Cost	107	114	38	38
Expected return on plan assets	(137)	(142)	(9)	(8)
Amortization of prior service cost	24	23	(12)	(11)
Amortization of net loss	40	33	8	5

Net periodic benefit cost, excluding below	58	52	28	27
Multiemployer plans	6	6	-	-
Settlement loss and termination benefits	9	-	-	-

Net periodic benefit cost	$73	$58	$28	$27

The following table reflects components of net periodic benefit cost for the six months ended June 30, 2005 and 2004:

	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Service Cost	$47	$47	$6	$6
Interest Cost	215	229	75	76
Expected return on plan assets	(274)	(285)	(18)	(17)
Amortization of prior service cost	48	47	(23)	(22)
Amortization of net loss	79	65	15	10

Net periodic benefit cost, excluding below	115	103	55	53
Multiemployer plans	13	12	-	-
Settlement loss and termination benefits	9	1	-	-

Net periodic benefit cost	$137	$116	$55	$53

During the second quarter of 2005, a voluntary early retirement plan was offered to certain employees of USSK and special termination benefit charges of $6 million were recorded for those employees who accepted the offer as of June 30, 2005. Of this expense, $5 million was recorded in selling, general and administrative expenses and $1 million in cost of sales.

Employer Contributions

In the first half of 2005, a voluntary contribution of $130 million was made to the main defined benefit pension plan and cash payments of $6 million and $14 million were made to other plans and a multiemployer plan, respectively. U. S. Steel has previously disclosed that it expects to make additional cash payments of $6 million and $12 million to its other plans and a multiemployer plan, respectively, during the second half of 2005. In the first half of 2005, $12 million in contributions were made to other postretirement plans and cash payments of $110 million were made for other postretirement benefit payments not funded by trusts. U. S. Steel has previously disclosed that it expected to make additional cash payments totaling $121 million for other postretirement benefit payments not funded by trusts during the second half of 2005. U. S. Steel’s Board of Directors has authorized additional voluntary contributions to U. S. Steel’s trusts for pensions and its VEBA of up to $130 million by the end of 2006.

Company contributions to defined contribution plans totaled $5 million for the second quarter ended June 30, 2005 and $9 million for the six months ended June 30, 2005 and 2004.

6.	Depreciation, Depletion and Amortization

U. S. Steel records depreciation on a modified straight-line method for domestic steel-related assets based upon raw steel production levels. Applying modification factors decreased expenses by $17 million and $6 million for the second quarter of 2005 and 2004, respectively, and by $21 million and $8 million for the six months ended June 30, 2005 and 2004, respectively.

Accumulated depreciation and depletion totaled $7,348 million and $7,237 million at June 30, 2005 and December 31, 2004, respectively.

7.	Net Gains on Disposal of Assets and Other Income

In the first quarter of 2004, U. S. Steel sold its remaining mineral interests, including coal seam gas interests, and certain real estate interests for net cash proceeds of $67 million. The sale resulted in a gain on disposal of assets of $36 million and other income, related to the sale of coal seam gas interests, of $7 million.

8.	Net Interest and Other Financial Costs

Interest and other financial costs

Net interest and other financial costs include interest income on investments, interest expense on debt, financial costs related to our liquidity facilities, the amortization of discount and issue costs, and interest expense on tax reserves. These amounts are reduced by interest expense capitalized to in-process property, plant, and equipment. These net costs totaled $20 million and $70 million during the second quarter of 2005 and 2004, respectively, and $15 million and $120 million for the six months ended June 30, 2005 and 2004, respectively.

Net interest and other financial costs for the first quarter of 2005 included a favorable effect of $25 million related to the Gary Works property tax settlement. See Note 18 for further discussion.

Net interest and other financial costs in the second quarter of 2004 included a charge of $33 million for the redemption premiums and unamortized issuance and discount costs related to the April 19, 2004, redemption of $187 million principal amount of U. S. Steel’s 10 3/4% Senior Notes due August 1, 2008 and $72 million principal amount of U. S. Steel’s 9 3/4% Senior Notes due May 15, 2010 (see note 15).

Foreign currency gains and losses

Net interest and other financial costs include amounts primarily related to the remeasurement of USSK’s and USSB’s net monetary assets into the U.S. dollar, which is the functional currency for both. During the second quarter and first six months of 2005, net losses of $43 million and $70 million, respectively, were recorded, compared with net losses of $16 million and $18 million in the second quarter and first six months of 2004, respectively.

9.	Income Taxes

The income tax provision in the first six months of 2005 and 2004 reflects an estimated annual effective tax rate of 25 percent and 28 percent, respectively. The income tax provision for the first six months of 2005 includes a charge of $37 million related to the $95 million pre-tax gain from the Gary Property tax settlement discussed in Note 18. The income tax provision for the first six months of 2004 includes a charge of $32 million related to the settlement of a dispute regarding tax benefits for USSK under Slovakia’s foreign investors tax credit. Provisions are based on an estimated annual effective rate, which requires management to make its best estimate of annual forecast pretax income for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2005 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2005 could be materially different from the forecast annual tax provision as of the end of the second quarter.

As of June 30, 2005, the amount of net foreign deferred tax assets recorded was $36 million, net of an established valuation allowance of $66 million. As of December 31, 2004, the amount of net foreign deferred tax assets recorded was $36 million, net of an established valuation allowance of $48 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Slovak koruna and Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to the cumulative losses experienced since the acquisition of USSB. If USSB generates sufficient income, the valuation allowance of $42 million for Serbian tax assets could be partially or fully reversed at such time that it is more likely than not that the related deferred tax assets will be realized.

As of June 30, 2005, the net domestic deferred tax liability was $535 million compared to $375 million at December 31, 2004.

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. See Note 18 for a discussion of the capital improvement program commitments to the Slovak government. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. The Slovak government has concluded audits for the years 2000 and 2001 and issued a favorable protocol indicating that USSK has complied with the tax credit agreements. Management believes that USSK has also fulfilled all of the necessary conditions for claiming the tax credit for 2002 through 2004. As a result of claiming tax credits of 100 percent of USSK’s tax liability and management’s intent to reinvest earnings in foreign operations, virtually no current income tax provision, except for the two $16 million tax payments discussed below, was recorded for USSK income for 2000 through 2004. During the first six months of 2005, a current income tax provision was booked for USSK because the tax credit is limited to 50 percent of the statutory rate for the years 2005 through 2009.

In connection with Slovakia joining the European Union (EU), the total tax credit granted to USSK for the period 2000 through 2009 was limited to $430 million. USSK recorded a tax charge of $32 million in the first quarter of 2004 to account for the effects of this agreement and made tax payments of $16 million in 2004 and 2005. Also, additional conditions for claiming the tax credit were established. These new conditions limit USSK’s annual production of flat-rolled products and its sales of all products into the 15 countries that were members of the EU prior to Slovakia and nine other nations joining the EU in May 2004. Despite a 2003 lowering of the Slovak income tax rate, the future impact of these tax credit limitations could be material due to recent strong earnings at USSK. Management does not believe that the production and sales limits are materially burdensome.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. U. S. Steel expects the net effect of the phase-out of the ETI and the phase-in of this new deduction to result in a decrease in the effective tax rate for fiscal years 2005 and 2006 of less than 1 percentage-point, based on current earnings levels. In the long-term, U. S. Steel expects that the new deduction will result in a decrease of the annual effective tax rate of approximately 2 percentage-points based on current earnings levels. Under the guidance in FSP FAS 109-1, the deduction will be treated as a “special deduction” as described in FAS 109. As such, the special deduction will have no effect on deferred tax assets and liabilities existing as of the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on U. S. Steel’s tax return.

The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. U. S. Steel is not yet in a position to decide on whether, and to what extent, U. S. Steel might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the analysis to date, however, it is reasonably possible that U. S. Steel may repatriate some qualified dividend amount between $0 to $500 million, with the respective tax liability ranging from $0 to $26 million. U. S. Steel expects to be in a position to finalize its assessment by the fourth quarter of 2005.

While U. S. Steel is currently studying the impact of these one-time favorable foreign dividend provisions, as of June 30, 2005, and based on the tax laws in effect at that time, it remains U. S. Steel’s intention to continue to indefinitely reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. Undistributed earnings of certain consolidated foreign subsidiaries at June 30, 2005, amounted to $1.27 billion. If such earnings were not permanently reinvested, a U.S. deferred tax liability of approximately $400 million would have been required.

10.	Income Per Common Share

Basic net income per common share was calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options and restricted stock and the conversion of preferred stock, provided in each case the effect is dilutive. For the second quarter and six months ended June 30, 2005 and 2004, 16,423,898 shares and 16,560,874 shares, 16,541,423 shares and 16,759,713 shares, respectively, of common stock related to employee options, restricted stock and the conversion of preferred stock have been included in the computation of diluted net income because their effect was dilutive. Net income has not been adjusted for preferred stock dividend requirements since their conversion is assumed.

11.	Inventories

Inventories are carried at the lower of cost or market. At June 30, 2005 and December 31, 2004, the last-in, first-out (LIFO) method accounted for 83 percent of total inventory values.

(In millions)	June 30, 2005	December 31, 2004
Raw materials	$418	$253
Semi-finished products	601	562
Finished products	347	309
Supplies and sundry items	62	73

Total	$1,428	$1,197

Current acquisition costs were estimated to exceed the above inventory values by $830 million at June 30, 2005 and by $770 million at December 31, 2004. Cost of sales was increased by $34 million and $16 million in the second quarter of 2005 and 2004, respectively, and reduced by $27 million and $9 million in the first six months of 2005 and 2004, respectively, as a result of liquidations of LIFO inventories.

Supplies and sundry items inventory in the table above includes $45 million of land held for residential/commercial development as of June 30, 2005, and $46 million as of December 31, 2004.

12.	Debt

(In millions)	Interest Rates %	Maturity	June 30, 2005	Dec. 31, 2004
Senior Notes	9 3/4	2010	$378	$378
Senior Notes	10 3/4	2008	348	348
Senior Quarterly Income Debt Securities	10	2031	49	49
Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes	4 3/4 - 6 7/8	2009 – 2033	472	472
Inventory Facility		2009	-	-
Fairfield Caster Lease		2005 – 2012	66	71
Other capital leases and all other obligations		2005 – 2014	52	55
USSK credit facilities		2006	-	-
USSB credit facility		2005	-	-

Total			1,365	1,373
Less unamortized discount			2	2
Less long-term debt due within one year			8	8

Long-term debt, less unamortized discount			$1,355	$1,363

At June 30, 2005, in the event of a change in control of U. S. Steel, debt obligations totaling $775 million may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $80 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel was in compliance with all of its debt covenants at June 30, 2005.

13.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs.

The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	June 30, 2005	December 31, 2004
Balance at beginning of year	$28	$20
Additional obligations incurred	1	1
Foreign currency translation effects	(5)	4
Accretion expense	1	3

Balance at end of period	$25	$28

Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate fair value.

14.	Variable Interest Entities

1314B Partnership

In accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,”(FIN 46R), U. S. Steel was required to consolidate the 1314B Partnership as of January 1, 2004. The 1314B Partnership was previously accounted for under the equity method. U. S. Steel is the sole general partner and there are two unaffiliated limited partners. U. S. Steel is responsible for purchasing, operations and sales of coke and coke by-products. U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for credits under Section 29 of the Internal Revenue Code. Furthermore, U. S. Steel, under certain circumstances, has indemnified the 1314B Partnership for environmental obligations. See Note 18 for further discussion of commitments related to the 1314B Partnership.

Upon the initial consolidation of the 1314B Partnership, $28 million of current assets, $8 million of net property, plant and equipment, no liabilities and a minority interest of $22 million were included on the balance sheet. A $14 million cumulative effect of change in accounting principle benefit, net of tax, was recorded in the first quarter of 2004.

Blackbird Acquisition Inc.

In accordance with FIN 46R, U. S. Steel consolidated Blackbird Acquisition Inc., an entity established during the third quarter of 2004 to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird Acquisition Inc. During 2004, $29 million of property, plant and equipment was purchased through this entity and reflected on U. S. Steel’s balance sheet, of which there was zero consolidated through Blackbird at June 30, 2005 and $16 million consolidated at December 31, 2004. All other financial impacts were insignificant.

Sale of accounts receivable

During the six months ended June 30, 2005 and 2004, no revolving interests in accounts receivable were sold under U. S. Steel’s accounts receivable program. As of June 30, 2005, $500 million was available under this facility.

U. S. Steel’s net interest and other financial costs for the six months ended June 30, 2005 and 2004, included costs on the sale of receivables of less than $1 million.

15.	Common Stock Issuance and Preferred Shares

On March 9, 2004, U. S. Steel sold 8 million shares of its common stock in a public offering for net proceeds of $294 million. On April 19, 2004, proceeds from this offering were used to redeem $72 million principal amount of the 9 3/4% Senior Notes at 109.75 percent of the principal amount plus accrued interest and $187 million of the 10 3/4% Senior Notes at 110.75 percent of the principal amount plus accrued interest on April 19, 2004.

Preferred share dividends of $4 million accrued during the second quarter of 2004 and $9 million accrued during the first six months of 2004 reduced the paid-in capital of the Series B Preferred on the balance sheet because of U. S. Steel’s retained deficit during that period.

16.	Comprehensive Income

The following table reflects comprehensive income for the second quarter and six months ended June 30, 2005 and 2004:

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Net income	$245	$211	$700	$269
Other comprehensive income:
Minimum pension liability	2	-	2	-
Changes in foreign currency translation adjustments (net of tax):	(3)	1	(3)	(2)

Comprehensive income	$244	$212	$699	$267

17.	Related Party Transactions

Revenues from related parties and receivables from related parties primarily reflect sales of steel products, transportation services and fees for providing various management and other support services to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Total revenues generated by sales and service transactions with equity investees were $233 million and $238 million for the quarter ended June 30, 2005 and 2004, respectively, and $489 million and $448 million for the six months ended June 30, 2005 and 2004, respectively. Revenues from related parties and receivables from related parties also include amounts related to the sale of materials, primarily coke by-products, to Marathon Oil Corporation (Marathon) and amounted to $10 million and $7 million for the quarter ended June 30, 2005 and 2004, respectively, and $19 million and $12 million for the six months ended June 30, 2005 and 2004, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties.

Long-term receivables from related parties at June 30, 2005 and December 31, 2004, reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans and related to tax settlements in accordance with the tax sharing agreement entered into when U. S. Steel separated from Marathon on December 31, 2001. The amounts related to employee benefits will be paid by Marathon as participants retire and the amounts related to taxes will be settled after conclusion of the audit of Marathon’s consolidated federal tax returns for the years 1998 through 2001.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) under an agreement whereby U. S. Steel provides marketing, selling and customer service functions, including invoicing and receivables collection, for PRO-TEC. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk associated with the receivables. Payables to PRO-TEC under the agreement were $65 million and $56 million at June 30, 2005 and December 31, 2004, respectively.

Accounts payable to related parties at June 30, 2005 and December 31, 2004, reflect the purchase of outside processing services from equity and certain other investees. Payables to these investees, other than PRO-TEC, totaled $2 million as of June 30, 2005 and December 31, 2004. Purchases from these related parties amounted to $10 million and $9 million during the second quarter ended June 30, 2005 and 2004, respectively, and $19 million during the six months ended June 30, 2005 and 2004.

18.	Contingencies and Commitments

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

Asbestos matters – U. S. Steel is a defendant in approximately 480 active cases involving approximately 8,300 plaintiffs. At December 31, 2004, U. S. Steel was a defendant in approximately 500 active cases involving approximately 11,000 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). More than 7,900, or approximately 96 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 13 years ended December 31, 2004 that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals, including such matters since the Madison County jury verdict and settlement in March 2003.

Property taxes – U. S. Steel closed a personal property settlement agreement with the City of Gary, Lake County, and the State of Indiana in the first quarter 2005. As a result, previous accruals of disputed amounts were reversed which reduced cost of sales by $70 million and reduced interest and other financial costs by $25 million. Under the settlement agreement, U. S. Steel made a $44 million payment during the second quarter 2005 and fulfilled its obligation to spend $150 million on capital projects at its Lake County operations. U.S. Steel also agreed to negotiate the transfer of approximately 200 acres of property to the city of Gary, and these negotiations have not yet been completed.

Environmental matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities totaled $117 million at June 30, 2005, of which $20 million was classified as current and $123 million at December 31, 2004, of which $21 million was classified as current. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the sum of expenditures to date and accrued liabilities by amounts that could range from insignificant to substantial.

As of June 30, 2005, a total of $52 million is accrued for legal and administrative costs and for post-closure costs for various landfills closed under the Resource Conservation and Recovery Act (RCRA); for two National Resource Damages (NRD) claims at Gary Works; and for the completion of projects for the Grand Calumet River dredging and the related Corrective Action Management Unit (CAMU.) The legal and administrative cost accruals are based on annual legal and administrative cost projections and do not change significantly from year to year. The post closure care costs are fixed based on permitted amounts. The NRD claims are settled and payment schedules are determined. The Grand Calumet River dredging and the related CAMU project are essentially complete, except for currently accrued liabilities for costs associated with additional dredging and bank stabilization. U. S. Steel expects no additional significant accruals for the dredging project. Of the remaining accrued liabilities, there are only six sites for which the accrual exceeds $1 million. The largest of these amounts is $14 million for closure costs for three hazardous waste sites at Gary Works. A Closure Permit application has been submitted for these three hazardous waste sites, and there has been no meaningful agency action on the application since it was submitted. The remaining five sites in this category total $12 million and have progressed through a significant portion of the design phase. Significant additional costs in excess of the accrued amounts are not expected.

There are four environmental remediation sites where it is reasonably possible that additional costs could have a material effect. These sites are RCRA Corrective Action Programs which require the investigation and possible remediation of soils and ground water for Gary Works, Fairfield Works, and the former Geneva Works; and the Municipal Industrial & Disposal Co. Superfund site in Elizabeth, PA. At June 30, 2005, accrued liabilities for these sites totaled $21 million associated with the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future agency demands regarding existing work at these sites may prove insignificant or could range in the aggregate up to 100 percent of the accrued liabilities. Reasonably possible additional costs for completion of remediation at these sites cannot be estimated but could be material. The remaining 60 sites each have accrued liabilities of less than $1 million, with 53 sites having liabilities of less than $500,000. There are no significant additional possible liabilities foreseen for any of these sites.

For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2005 and 2004 such capital expenditures totaled $57 million and $33 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

The European Commission (EC) has established carbon dioxide emission (CO2) limits for European Union member countries. On October 20, 2004, the EC approved a national allocation plan for Slovakia (NAP) that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent and, on December 20, 2004, USSK filed an application for annulment of that decision in the Court of First Instance of the European Communities. In March 2005, the Slovak Ministry of the Environment (Ministry) took action based on the NAP that would require an 8 percent reduction in CO2 allowances for USSK. USSK subsequently instituted legal proceedings in the Supreme Court of the Slovak Republic requesting annulment of the Ministry’s decision. The legal actions by USSK against the EC and Slovakia will not stay the effects of either the EC’s October 20, 2004 decision or the Ministry’s decision concerning USSK’s CO2 allowances. USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. Based on the fair value of the anticipated shortfall of allowances related to the first six months of 2005 production, a long-term other liability of $9 million has been charged to income and recorded on the balance sheet. However, the actual shortfall of allowances for the entire initial allocation period (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted with certainty at this time.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities (included in the $117 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $24 million at June 30, 2005. In the event that any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of June 30, 2005, the largest guarantee for a single such entity was $14 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. No liability has been recorded for these guarantees.

Contingencies related to Separation from Marathon – U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of $35 million as of June 30, 2005. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable may be declared immediately due and payable. Furthermore, certain leases assumed by U. S. Steel can be declared immediately due and payable. The amount of such obligations as of June 30, 2005 was approximately $176 million. No liability has been recorded for these contingencies as management believes the likelihood of occurrence is remote.

If the Separation is determined to be a taxable distribution of the stock of U. S. Steel, but there is no breach of a representation or covenant by either U. S. Steel or Marathon, U. S. Steel would be liable for any resulting taxes (Separation No-Fault Taxes) incurred by Marathon. U. S. Steel’s indemnity obligation for Separation No-Fault Taxes survives until the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel’s indemnity obligation for Separation No-Fault Taxes at June 30, 2005 is estimated to be $150 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the separation being determined to be a taxable distribution of the stock of U. S. Steel is remote.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $35 million at June 30, 2005). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

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

Clairton 1314B partnership – See description of the partnership in Note 14. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at June 30, 2005, including interest and tax gross-up, is approximately $640 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $131 million as of June 30, 2005, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At June 30, 2005, U. S. Steel’s domestic contract commitments to acquire property, plant and equipment totaled $166 million. Additionally, U.S. Steel has various purchase contracts for energy and raw materials with terms that are typically for a longer duration than sales contracts for steel products, therefore, U.S. Steel may find its margins reduced in periods of falling steel prices.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitment under this capital improvements program as of June 30, 2005 was $177 million.

USSB, acquired on September 12, 2003, has the following commitments with the Serbian government: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of the approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in USSB to any third party without government consent for a period of five years. USSB spent approximately $149 million (including working capital) through June 30, 2005. As of June 30, 2005, the remaining commitment with the Serbian government was $8 million.

As of June 30, 2005, under agreements with an unaffiliated third party, U. S. Steel has a remaining commitment to provide work that will generate $42 million of gross profit to the third party through June 30, 2015.

U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires U. S. Steel to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $67 million as of June 30, 2005, which declines over the duration of the agreement, may be required.

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

RESULTS OF OPERATIONS

Net sales for U. S. Steel for the second quarters and first six months of 2005 and 2004 are set forth in the following table:

	Second Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2005	2004		2005	2004
Flat-rolled (a)	$2,207	$2,498	-12%	$4,654	$4,637	0%
USSE (a)	893	654	37%	1,820	1,174	55%
Tubular	396	210	89%	750	392	91%

Total sales from reportable segments	3,496	3,362	4%	7,224	6,203	16%
Other Businesses (a)	86	86	0%	145	175	-17%

Net sales	$3,582	$3,448	4%	$7,369	$6,378	16%
a)	Excludes intersegment sales

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the second quarter ended June 30, 2005 versus the second quarter ended June 30, 2004 is set forth in the following table:

Second Quarter Ended June 30, 2005 versus Second Quarter Ended June 30, 2004

	Steel Products				Coke & Other	Net Change
	Volume	Price	Mix	FX (b)
Flat-rolled (a)	-18%	7%	-1%	0%	0%	-12%
USSE	4%	23%	1%	3%	6%	37%
Tubular	11%	70%	4%	0%	4%	89%
(a)	Excludes intersegment sales
(b)	Foreign currency exchange effects

Net sales were $3,582 million in the second quarter of 2005, compared with $3,448 million in the same quarter last year. The 12 percent decline in sales for the Flat-rolled segment primarily reflected lower sheet shipment volumes and lower trade shipments of coke, partially offset by increased prices for Flat-rolled steel products, which were $50 per ton higher than in the second quarter of 2004. The 37 percent increase in sales for the European segment was primarily due to higher steel prices, which increased $152 per ton from the second quarter of 2004, higher shipments, and favorable foreign currency exchange rate effects. The significant increase in sales for the Tubular segment resulted mainly from higher prices, which increased $523 per ton from the same quarter last year, and increased shipments.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2005 versus the six months ended June 30, 2004 is set forth in the following table:

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

	Steel Products				Coke & Other	Net Change
	Volume	Price	Mix	FX (b)
Flat-rolled (a)	-16%	17%	0%	0%	-1%	0%
USSE (a)	6%	39%	1%	4%	5%	55%
Tubular	11%	74%	3%	0%	3%	91%
(a)	Excludes intersegment sales
(b)	Foreign currency exchange effects

Net sales were $7,369 million in the first six months of 2005, compared with $6,378 million in the same period last year. Sales for the Flat-rolled segment were up only slightly as the increases in Flat-rolled steel prices (up $114 per ton) and tin shipment volumes were offset by lower sheet shipment volumes and lower trade shipments of coke. Sales for USSE increased by 55 percent mainly as a result of higher steel prices (up $206 per ton), increased shipment volumes and favorable foreign currency exchange rate effects. Tubular sales were up significantly due primarily to higher prices (up $508 per ton) and shipment volumes.

Operating expenses

Total operating expenses as a percent of sales were 88 percent in the second quarter of 2005, compared to 89 percent in the second quarter of 2004 primarily because higher steel selling prices in the second quarter of 2005 were offset by higher unit production costs resulting mainly from higher raw material costs and inefficiencies related to blast furnace outages and curtailed operating levels. Total operating expenses as a percent of sales decreased from 92 percent in the first six months of 2004 to 86 percent in the first six months of 2005 primarily because higher unit production costs only partially offset the improvement in steel selling prices.

Profit-based union payments

Results for the second quarters and first six months of 2005 and 2004 included costs related to three profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the United Steelworkers of America (USWA), and to payments pursuant to agreements with other unions. All of these costs are included in cost of sales on the statement of operations.

	Second Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2005	2004		2005	2004
Allocated to segment results	$36	$32	13%	$91	$36	153%
Retiree benefit expenses	30	29	3%	70	37	89%

Total	$66	$61	8%	$161	$73	121%

Payment amounts per the agreement with the USWA are calculated as percentages of consolidated income from operations after special items (as defined in the agreement) and are: (1) to be contributed to the National Benefit Trust, the purpose of which (when established) is to assist National retirees with healthcare costs, based on between 6 percent and 7.5 percent of profit; (2) to be used to offset a portion of future medical insurance premiums to be paid by U. S. Steel retirees based on 5 percent of profit above $15 per ton; and (3) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. At the end of 2003 and 2004, assumptions for the second calculation above were included in the calculation of retiree medical liabilities, and costs for this item are calculated and recorded through the income statement in the same manner as other retiree medical expenses.

Pension and other postretirement benefits (OPEB) costs

Defined benefit pension and multiemployer plan benefit costs totaled $73 million in the second quarter of 2005, compared to $58 million in the second quarter of 2004. The increase mainly reflected $9 million in one-time charges associated with termination benefits for an early retirement program at U. S. Steel Kosice (USSK) and a settlement charge in the non-qualified pension plan related to executive retirements. Also contributing to the increase was a lower return on plan assets resulting from a lower asset base. Costs related to defined contribution plans totaled $5 million in the second quarters of 2005 and 2004. Defined benefit pension and multiemployer plan benefit costs totaled $137 million in the first six months of 2005, compared to $116 million in the same period of 2004. The increase mainly reflected the one-time charges mentioned above that occurred in the second quarter, a lower return on assets and higher amortization of net actuarial losses. Costs related to defined contribution plans totaled $9 million in the first six months of 2005, compared to $9 million in last year’s first half.

OPEB costs, including multiemployer plans, totaled $28 million and $55 million in the second quarter and first six months of 2005, respectively, compared to $27 million and $53 million in the corresponding periods of 2004.

Selling, general and administrative expenses

Selling, general and administrative expenses were $176 million in the second quarter of 2005, compared to $169 million in the second quarter of 2004. Selling, general and administrative expenses were $345 million in the first six months of 2005, compared to $349 million in the first six months of 2004.

Income from operations for U. S. Steel for the second quarters and first six months of 2005 and 2004 is set forth in the following table:

	Second Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2005	2004		2005	2004
Flat-rolled	$190	$335	-43%	$525	$448	17%
USSE	141	76	86%	353	116	204%
Tubular	133	25	432%	255	28	811%

Total income from reportable segments	464	436	6%	1,133	592	91%
Other Businesses	23	18	28%	6	24	-75%

Segment income from operations	487	454	7%	1,139	616	85%
Retiree benefit expenses	(70)	(65)	8%	(153)	(109)	40%
Other items not allocated to segments:
Property tax settlement gain	-	-		70	-
Stock appreciation rights	2	(1)		3	(11)
Workforce reduction charges	(6)	-		(6)	-
Income from sale of real estate interests	-	-		-	43

Total income from operations	$413	$388	6%	$1,053	$539	95%

Segment results for Flat-rolled

Segment income for Flat-rolled was $190 million in the second quarter of 2005, compared to $335 million in the same quarter of 2004. The 43 percent decline resulted mainly from lower shipment volumes, higher raw material costs, and inefficiencies related to blast furnace outages and curtailed operating levels. These were partially offset by higher prices. Flat-rolled generated income of $525 million in the first six months of 2005, compared with $448 million in the first six months of 2004. The 17 percent improvement was mainly due to higher average realized prices. These were partially offset by increased costs for raw materials and natural gas; lower shipment volumes; inefficiencies related to blast furnace outages, curtailed operating levels and coal delivery disruptions; and higher accruals for profit-based payments under the labor agreement with the USWA.

Segment results for USSE

Segment income for USSE was $141 million in the second quarter of 2005, compared to $76 million in the comparable 2004 quarter. Segment income for USSE for the first six months of 2005 was $353 million, compared to $116 million in the first six months of 2004. The increases in both 2005 periods were primarily due to higher average realized prices, partially offset by higher costs for raw materials. The net foreign currency exchange effects were not material to the change in income from 2004 to 2005 for either the quarter or the first six months.

Segment results for Tubular

Segment income for Tubular in the second quarter and first six months of 2005 increased by 432 percent and 811 percent, respectively, from the comparable 2004 periods. The substantial improvements in the 2005 periods mainly resulted from higher average realized prices, partially offset by higher costs for tube rounds. During the first quarter of 2005, prices of metallic additions used to produce tube rounds increased dramatically and the transfer price for tube rounds supplied by Flat-rolled, which had been established at the beginning of 2005 based on projected costs, was increased by $53 per ton effective April 1, 2005. Because this trend continues, the transfer price was increased by an additional $20 per ton effective July 1, 2005.

Results for Other Businesses

Other Businesses generated income of $23 million in the second quarter of 2005, compared to $18 million in the second quarter of 2004. The increase primarily reflected improved results from iron ore operations and the real estate business. Income from Other Businesses for the first six months of 2005 was $6 million, compared with income of $24 million in the first six months of 2004. The decline was mainly due to lower results for iron ore operations, partially offset by improved results for transportation services.

Items not allocated to segments:

Property tax settlement gain of $70 million in the first six months of 2005 resulted from a personal property tax settlement with the City of Gary, Lake County and the State of Indiana (Gary property tax settlement) and reflected the reversal of accruals in excess of the settlement amount of $44 million.

Stock appreciation rights resulted in credits to compensation expense of $2 million and $3 million in the second quarter and first six months of 2005, respectively, and charges of $1 million and $11 million in the second quarter and first six months of 2004, respectively. These stock appreciation rights were issued from 1995 through 2003 and allow the holders to receive cash and/or common stock equal to the excess of the fair market value of the common stock over the exercise price.

Workforce reduction charges of $6 million in the 2005 periods reflect special termination benefits for a voluntary early retirement program offered to certain employees at USSK.

Income from sale of real estate interests of $43 million in the first six months of 2004 resulted from the sale in February 2004 of Real Estate’s remaining mineral interests and certain real estate interests. This amount consisted of a gain on disposal of assets of $36 million and other income, related to the sale of coal seam gas interests, of $7 million.

Net interest and other financial costs

	Second Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2005	2004		2005	2004
Interest and other financial costs	$20	$37	-46%	$40	$87	-54%
Foreign currency losses	43	16	169%	70	18	289%
Adjustment from Gary property tax settlement	-	-		(25)	-
Charge from early estinguishment of debt	-	33		-	33

Total	$63	$86	-27%	$85	$138	-38%

Net interest and other financial costs in the first six months of 2005 included a favorable adjustment of $25 million related to the Gary property tax settlement. Net interest and other financial costs in the second quarter and first six months of 2004 included a $33 million charge resulting from the early extinguishment of certain senior debt. Excluding these one-time items, net interest and other financial costs increased by $10 million for the quarter and $5 million for the first six months. The increases in both periods primarily reflected increased foreign currency losses. These were partially offset by lower debt levels resulting from the retirement of USSK’s long-term debt in November 2004 and the early redemption of certain senior notes in April 2004, higher interest income and lower interest on tax-related liabilities. The foreign currency losses were primarily due to remeasurement of USSK and U. S. Steel Balkan (USSB) net monetary assets into the U.S. dollar, which is the functional currency for both.

Interest expense, excluding foreign currency effects and interest income on cash balances, is expected to be approximately $30 million per quarter for the remainder of the year.

The provision for income taxes in the second quarter and first six months of 2005 was $93 million and $248 million, compared with $86 million and $137 million in the respective periods in 2004. During the first and second quarters of 2005, a current tax provision was booked for USSK because the provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 50 percent of its tax liability for years 2005 through 2009, compared to a 100 percent credit in previous years. The provision in the first six months of 2005 included $37 million of incurred tax expense resulting from the $95 million pre-tax gain from the Gary property tax settlement, $70 million of which was included in cost of sales and $25 million of which was included in net interest and other financial costs. The provision in the first six months of 2004 included a charge of $32 million related to the settlement of a dispute regarding tax benefits for USSK under Slovakia’s foreign investors’ tax credit.

As of June 30, 2005, U. S. Steel had net U.S. federal and state deferred tax liabilities of $451 million and $84 million, respectively. At June 30, 2005, the amount of net foreign deferred tax assets recorded was $36 million, net of an established valuation allowance of $66 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Slovak koruna and Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to cumulative losses experienced since the acquisition of USSB. If USSB generates sufficient income, the valuation allowance of $42 million for Serbian tax assets could be partially or fully reversed at such time that it is more likely than not that the related deferred tax assets will be realized. Management will continue to monitor and assess taxable income, deferred tax assets and tax planning strategies to determine the need for, and the appropriate amount of, any valuation allowance.

For further information on income taxes see Note 9 to Financial Statements.

The cumulative effect of change in accounting principle, net of tax, was a credit of $14 million in the first six months of 2004 and resulted from the adoption on January 1, 2004, of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”

U. S. Steel’s net income was $245 million in the second quarter of 2005, compared to $211 million in the second quarter of 2004. Net income in the first six months of 2005 was $700 million, compared to $269 million in the same period last year. The improvements primarily reflected the factors discussed above.

OPERATING STATISTICS

Flat-rolled shipments of 3.2 million tons in the second quarter of 2005 decreased about 19 percent from the second quarter of 2004, and about 9 percent from the first quarter of 2005. Flat-rolled shipments of 6.8 million tons in the first half of 2005 decreased about 17 percent from same period in 2004. At USSE, second quarter 2005 shipments of 1.3 million net tons increased about 5 percent from shipments in the second quarter of 2004, and about 3 percent from shipments in the first quarter of 2005. USSE shipments of 2.6 million tons in the first six months of 2005 increased by approximately 8 percent from shipments in the first six months of 2004. Tubular shipments of 297,000 tons in the second quarter of 2005 increased about 10 percent from the same period in 2004, and decreased about 2 percent from the first quarter of 2005. Tubular shipments of 600,000 in the first six months of 2005 were 11 percent higher than in the first six months of 2004.

Raw steel capability utilization for domestic facilities and European facilities in the second quarter of 2005 averaged 74.4 and 80.2 percent, respectively, compared with 87.5 and 79.5 percent in the second quarter of 2004 and 90.0 and 84.6 percent in the first quarter of 2005. Raw steel capability utilization for domestic facilities and European facilities in the first six months of 2005 averaged 82.1 and 82.4 percent, respectively, compared with 90.0 and 76.1 percent in the first six months of 2004. The decreases in domestic capability utilization in the second quarter and first six months of 2005 compared to the same periods last year were due to blast furnace outages and curtailed operating levels. European capacity utilization improved in the six month period mainly because there were operational difficulties with a blast furnace in the first quarter of 2004.

BALANCE SHEET

Cash and cash equivalents of $1,242 million at June 30, 2005 increased $205 million from year-end 2004. The increase was due primarily to positive cash generated from operating activities less capital expenditures.

Inventories increased $231 million from December 31, 2004, due mainly to higher raw material inventories, including support for the start-up of the second blast furnace in Serbia.

The $85 million decrease in short-term deferred income tax benefits from year-end 2004 mainly resulted from utilization of net operating loss carryforwards and minimum tax credits.

Payroll and benefits payable decreased $85 million from year-end 2004 primarily as a result of a $130 million voluntary contribution to the main domestic defined benefit pension plan and reduced OPEB liabilities, partially offset by increased liabilities for profit-based payments, which include $179 million to be paid to the National Benefit Trust after it is established.

Accrued taxes decreased by $268 million compared to December 31, 2004. The change was primarily due to reversals related to the Gary property tax settlement and tax payments, partially offset by increased federal tax liabilities.

CASH FLOW

Net cash provided from operating activities of $503 million for the first six months of 2005 was more than adequate to cover investing and financing outlays. Cash from operating activities in the first six months of 2005 was reduced by a $130 million voluntary contribution to the main domestic defined benefit pension plan. Net cash provided from operating activities was $325 million in the comparable 2004 period. Higher income after adjustments for non-cash items was partially offset by the build in inventory and payments of accrued expenses.

Capital expenditures in the first six months of 2005 were $279 million, compared with $165 million in the same period in 2004. Domestic expenditures were $171 million and included spending for the major rebuild of the Gary Works No. 13 blast furnace, spending for coke oven thru-wall repairs at Gary Works and Clairton Works, and spending for blast furnace repairs at Granite City Works. European expenditures of $108 million included spending for blast furnace upgrades and air emissions reduction projects for coke-making and steelmaking facilities at USSK; and spending for the rehabilitation of the second blast furnace at USSB.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at June 30, 2005, totaled $166 million.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitment under this capital improvements program as of June 30, 2005, was $177 million. In addition, USSB has a commitment to the Serbian government that requires it to spend up to $157 million during the first five years for working capital; the repair, rehabilitation, improvement, modification and upgrade of facilities; and community support and economic development. USSB spent approximately $149 million (including working capital) through June 30, 2005, leaving a balance of $8 million under this commitment.

Capital expenditures for 2005 are expected to be approximately $695 million, including approximately $440 million for domestic facilities and approximately $255 million for European facilities. Capital expenditures for U. S. Steel’s European facilities may be higher or lower depending on exchange rates.

Common stock issued in the first six months of 2005 mainly resulted from stock sales through the exercise of employee stock options. Common stock issued in the first six months of 2004 primarily reflected $294 million of net proceeds from U. S. Steel’s equity offering completed in March 2004. The remaining amount in the first six months of 2004 mainly reflected stock sales through the exercise of options and sales to the United States Steel Corporation Savings Fund Plan for Salaried Employees.

Dividends paid in the first half of 2005 were $29 million, compared with $19 million in the same period in 2004. Payments in the first six months of 2005 reflected quarterly dividend rates of eight cents per common share for the March payment and 10 cents per common share for the June payment. The quarterly dividend rate was five cents per common share for both payments in the first six months of 2004. Dividends paid in 2005 and 2004 also reflected a quarterly dividend of $0.875 per share for the Series B Preferred.

For discussion of restrictions on future dividend payments, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

U. S. Steel has a $500 million Receivables Purchase Agreement with financial institutions that expires in November 2006. For further information regarding the Receivables Purchase Agreement, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004. As of June 30, 2005, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

U. S. Steel also has a revolving credit facility that provides for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the Receivables Purchase Agreement. The Inventory Facility, which expires in October 2009, contains restrictive covenants, many of which apply only when average availability under the facility is less than $100 million. For further information regarding the Inventory Facility, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004. As of June 30, 2005, U. S. Steel had in excess of $600 million of eligible inventory under the Inventory Facility, and utilized $6 million for letters of credit, reducing availability to $594 million.

At June 30, 2005, USSK had no borrowings against its $40 million and $20 million credit facilities, but had $4 million of customs guarantees outstanding, reducing availability to $56 million. Both facilities expire in December 2006.

In the third quarter of 2004, USSB entered into a EUR 9.3 million (which approximated $11 million at June 30, 2005) committed working capital facility secured by its inventory of finished and semi-finished goods. This facility has a term of one year, and can be extended by mutual agreement of the parties for up to two additional one-year periods. At June 30, 2005, USSB had no borrowings against this facility.

In 2001, U. S. Steel issued $535 million of 10 3/4% senior notes due August 1, 2008 (10 3/4% Senior Notes) and in 2003, U. S. Steel issued $450 million of 9 3/4% senior notes due May 15, 2010 (9 3/4% Senior Notes). On April 19, 2004, U. S. Steel redeemed $187 million principal amount of the 10 3/4% Senior Notes at a 10.75 percent premium, resulting in a reduction of the principal amount outstanding to $348 million, and redeemed $72 million principal amount of the 9 3/4% Senior Notes at a 9.75 percent premium, resulting in a reduction of the principal amount outstanding to $378 million. These were the aggregate principal amounts outstanding as of June 30, 2005.

The 10 3/4% Senior Notes and the 9 3/4% Senior Notes (together the Senior Notes) impose limitations on U. S. Steel’s ability to make restricted payments. For a discussion of restricted payments and the conditions that U. S. Steel must meet in order to make restricted payments, as well as other significant restrictions imposed on U. S. Steel by the Senior Notes, see the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004. As of June 30, 2005, U. S. Steel met the requirements and had approximately $1.6 billion of availability to make restricted payments.

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

U. S. Steel was in compliance with all of its debt covenants at June 30, 2005.

On April 7, 2005, Fitch Ratings upgraded U. S. Steel’s senior unsecured long-term debt rating to BB from BB- and raised the preferred stock rating to B+ from B.

U. S. Steel has used surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. U. S. Steel has replaced some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $110 million of liquidity sources for financial assurance purposes as of June 30, 2005, a decrease of $8 million during the first six months of 2005, and does not anticipate any material changes during the remainder of 2005.

U. S. Steel was contingently liable for debt and other obligations of Marathon Oil Corporation (Marathon) as of June 30, 2005, in the amount of $35 million. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes in the amount of $472 million and certain lease obligations totaling $176 million that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable.

The following table summarizes U. S. Steel’s liquidity as of June 30, 2005:

(Dollars in millions)

Cash and cash equivalents (a)	$1,221
Amount available under Receivables Purchase Agreement	500
Amount available under Inventory Facility	594
Amounts available under USSK credit facilities	56
Amounts available under USSB credit facilities	11

Total estimated liquidity	$2,382

(a)	Excludes $21 million of cash related to the Clairton1314B Partnership because it is not available for U. S. Steel's use.

U. S. Steel’s liquidity improved by almost $200 million from December 31, 2004, primarily reflecting an increase in cash and cash equivalents.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy its obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources. This opinion is a forward-looking statement based upon currently available information. To the extent that operating cash flow is materially lower than current levels or external financing sources are not available on terms competitive with those currently available, including increases in interest rates, future liquidity may be adversely affected.

Commercial Commitments

Unconditional purchase obligations increased from $1,627 million at December 31, 2004 to $3,155 million at June 30, 2005 primarily as a result of raw material contract extensions.

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new off-balance sheet arrangements during the first six months of 2005.

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

The European Commission (EC) has established carbon dioxide (CO2) emission limits for EU member countries. On October 20, 2004, the EC approved a national allocation plan for Slovakia (NAP) that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent and, on December 20, 2004, USSK filed an application for annulment of that decision in the Court of First Instance of the European Communities. In March 2005, the Slovak Ministry of the Environment (Ministry) took action based on the NAP that would require an 8 percent reduction in CO2 allowances for USSK. USSK subsequently instituted legal proceedings in the Supreme Court of the Slovak Republic requesting annulment of the Ministry’s decision. The legal actions by USSK against the EC and Slovakia will not stay the effects of either the EC’s October 20, 2004 decision or the Ministry’s decision concerning USSK’s CO2 allowances. USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. Based on the fair value of the anticipated shortfall of allowances related to first half 2005 production, a long-term other liability of $9 million has been charged to income and recorded on the balance sheet. However, the actual shortfall of allowances for the entire initial allocation period (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted with certainty at this time.

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

U. S. Steel has been notified that it is a potentially responsible party (PRP) at 15 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of June 30, 2005. In addition, there are 9 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 42 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 18 to Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information - Item 1. Legal Proceedings - Environmental Proceedings.”

During the second quarter of 2005, U. S. Steel accrued $6 million and spent $11 million for environmental remediation for domestic and foreign facilities. The total accrual for such liabilities at June 30, 2005 was $117 million. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards (FAS) No. 143.

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

OUTLOOK

U. S. Steel management expects operating results for the third quarter of 2005 to be lower than in the second quarter, reflecting recent spot price trends in domestic and European markets for sheet products. Recent reports of lower service center sheet inventory levels and improved Flat-rolled order entry rates are encouraging; however, market conditions will determine if these trends will be sustained throughout the third quarter and the remainder of the year.

For Flat-rolled, third quarter 2005 average realized prices are expected to be moderately lower than in the second quarter, reflecting lower spot prices, and shipment levels and costs are expected to be comparable to second quarter levels. The Gary blast furnace project will continue throughout the third quarter and our remaining domestic production facilities will be operated at levels necessary to balance our inventories and our order book. Full-year shipments are expected to be moderately lower than our previous forecast of 14.5 million tons.

For USSE, third quarter average realized prices are expected to be significantly lower than in the second quarter, primarily reflecting the recent decline in hot-rolled spot prices. The price decline should be partially offset by a significant decrease in raw material costs. The planned partial reline of the No. 2 blast furnace at U. S. Steel Kosice is expected to be completed during the third quarter and this furnace will be restarted when market conditions warrant. Third quarter 2005 shipments for USSE are expected to be about the same as in the second quarter.

Shipments and average realized prices for the Tubular segment in the third quarter of 2005 are expected to be in line with second quarter levels. Tube round costs will reflect a July 1 increase of $20 per ton to the transfer price for tube rounds supplied by Flat-rolled because of higher metallic addition costs.

The Board of Directors has approved the repurchase of up to eight million shares of United States Steel Corporation common stock. It is expected that the purchases will be made from time to time in open-market or privately negotiated transactions. The timing of such purchases will be determined by the company based upon a number of factors including the market price of United States Steel Corporation common stock; the availability and pursuit of strategic initiatives including investment and acquisition opportunities; operating cash flow and internal capital requirements; and general economic conditions in the United States and Europe.

The trade remedies announced by President Bush on March 5, 2002, under Section 201 of the Trade Act of 1974, included a steel import monitoring system that allows the domestic steel industry, policymakers and others interested in the steel markets to identify steel import problems in a timely manner. The Department of Commerce (DOC) expanded the system, effective June 9, 2005, to include all basic steel mill products.

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

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments, prices and the repurchase of United States Steel Corporation common stock. Some factors, among others, that could affect market conditions, costs, shipments and prices for both domestic operations and USSE include global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of the rebuild of the No. 13 blast furnace at Gary Works and other facility projects; natural gas and electricity prices and usage; raw materials availability and prices; the impact of fixed prices in energy and raw materials contracts (many of which have terms of one year or longer) as compared to short-term contract and spot prices of steel products; changes in environmental, tax and other laws; employee strikes; power outages; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and by actions taken by the U.S. Government and its agencies. Economic conditions and political factors in Europe that may affect USSE’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. Whether repurchases of United States Steel Corporation common stock in fact occur, and the amount and timing thereof, will be impacted by the factors mentioned above. United States Steel Corporation operating results and cash flow will also be influenced by many factors, a number of which are outside of its control. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2004, and in subsequent filings for U. S. Steel.

ACCOUNTING STANDARDS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. U. S. Steel adopted the provisions of this Interpretation in the second quarter of 2005. There were no financial statement implications related to the adoption of this Interpretation.

In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delayed the effective date of FAS 123R. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. Under the SEC’s rule, FAS 123R is now effective for U. S. Steel for annual, rather than interim, periods that begin after June 15, 2005. U. S. Steel will apply this Statement to all awards granted on or after January 1, 2006, and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on and after January 1, 2006 for the portion of outstanding awards for which requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS 123 for proforma disclosures. Currently, U. S. Steel expects that the effect of adopting this Statement on 2006 results will be a reduction to net income of less than $15 million.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (FAS 154), which changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. FAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. FAS 154 is effective for U. S. Steel for accounting changes and correction of errors made on or after January 1, 2006.

Item	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK AND RELATED RISK

Sensitivity analyses of the incremental effects on pretax income of hypothetical 10 percent and 25 percent decreases in commodity prices for open derivative commodity instruments as of June 30, 2005, are provided in the following table(a):

	Incremental Decrease in Income Before Income Taxes Assuming a Hypothetical Price Decrease of:

(Dollars in millions)	10%	25%
Commodity-Based Derivative Instruments

Zinc	$1.0	$2.5

(a)	Amounts reflect the estimated incremental effects on pretax income of hypothetical 10 percent and 25 percent decreases in closing commodity prices for each open contract position at June 30, 2005. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to June 30, 2005, may cause future pretax income effects to differ from those presented in the table.

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in June 30, 2005 interest rates on the fair value of the U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)	Fair Value	Incremental Increase in Fair Value (b)
Non-Derivative Financial Instruments (a)
Financial assets:
Investments and long-term receivables	$14	$-
Financial liabilities:
Long-term debt (c) (d)	$1,371	$50
(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at June 30, 2005, on the fair value of U. S. Steel’s non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at June 30, 2005.

(c)	Includes amounts due within one year and excludes capital leases.

(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

At June 30, 2005, U. S. Steel’s portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $50 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel’s results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

FOREIGN CURRENCY EXCHANGE RATE RISK

U. S. Steel, primarily through U. S. Steel Europe, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At June 30, 2005, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $25.3 million) and Slovak koruna (total notional value of approximately $65.1 million). A 10 percent increase in the June 30, 2005 euro forward rates would result in a $9.1 million charge to income.

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

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2005. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter ended June 30,		Six Months ended June 30,
(Dollars in millions)	2005	2004	2005	2004
INCOME FROM OPERATIONS
Flat-rolled Products	$190	$335	$525	$448
U. S. Steel Europe	141	76	353	116
Tubular	133	25	255	28
Other Businesses	23	18	6	24

Segment Income from Operations	487	454	1,139	616
Retiree benefit expenses	(70)	(65)	(153)	(109)
Other items not allocated to segments:
Property tax settlement gain	-	-	70	-
Stock appreciation rights	2	(1)	3	(11)
Workforce reduction charges	(6)	-	(6)	-
Income from sale of real estate interests	-	-	-	43

Total Income from Operations	$413	$388	$1,053	$539

CAPITAL EXPENDITURES
Flat-rolled Products	$78	$37	$137	$58
U. S. Steel Europe	59	40	108	79
Tubular	-	2	3	5
Other Businesses	20	16	31	23

Total	$157	$95	$279	$165

OPERATING STATISTICS
Average realized price: ($/net ton)(a)
Flat-rolled Products	$633	$583	$642	$528
U. S. Steel Europe	643	491	663	457
Tubular Products	1,302	779	1,233	725
Steel Shipments: (a)(b)
Flat-rolled Products	3,224	3,982	6,759	8,143
U. S. Steel Europe	1,332	1,263	2,622	2,436
Tubular Products	297	269	600	541
Raw Steel-Production: (b)
Domestic Facilities	3,597	4,230	7,900	8,709
U. S. Steel Europe	1,486	1,467	3,034	2,811
Raw Steel-Capability Utilization: (c)
Domestic Facilities	74.4%	87.5%	82.1%	90.0%
U. S. Steel Europe	80.2%	79.5%	82.4%	76.1%
Domestic iron ore production (b)	5,670	6,011	11,052	11,623
Domestic iron ore shipments (b)(d)	6,232	6,722	9,621	10,758
Domestic coke production (b)(f)	1,585	1,666	3,005	3,315
Domestic coke shipments (b)(e)(f)	241	642	486	1,314
(a)	Excludes intersegment transfers.
(b)	Thousands of net tons.
(c)	Based on annual raw steel production capability for domestic facilities of 19.4 million net tons and annual raw steel production capability for U. S. Steel Europe of 7.4 million net tons.
(d)	Includes intersegment transfers.
(e)	Includes trade shipments only.
(f)	Includes the 1314B Partnership.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

Granite City Works received two Notices of Violations (NOVs), dated February 20, 2004 and March 25, 2004 for air violations at the coke batteries, the blast furnace and the steel shop. All of the issues have been resolved except for an issue relating to air emissions that occur when coke is pushed out of the ovens for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). The IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. The case is anticipated to be resolved by entering into a Consent Order in early 2006, which will include a revised pushing compliance plan and a penalty. IEPA has proposed a civil penalty of $175,000 and is willing to consider Supplemental Environmental Projects (SEPs) to offset some of the penalty. U. S. Steel is reviewing IEPA’s proposed penalty and the possibility of SEPs.

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future ecological monitoring costs, and U. S. Steel was obligated to purchase and restore several parcels of property that have been conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of June 30, 2005, project costs have amounted to $52.3 million with another $400,000 presently projected to complete work under the approved sediment remediation plan. A Dredge Completion Report was submitted to EPA on March 29, 2004. EPA responded with written comments on the report. In response, U. S. Steel conducted additional sampling of river sediments in a portion of the dredge project area. Based on the results of the additional sediment sampling, U. S. Steel is considering additional dredging that would also include substantial bank stabilization measures. Negotiations to have this additional work considered as a final measure are proceeding. The additional dredging and bank stabilization is anticipated to cost approximately $9.0 million. Negotiations have also been initiated to permit the use of the Corrective Action Management Unit (CAMU) for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. Closure costs for the CAMU are estimated to be $4.9 million. In addition to the sediment remediation project, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $2.4 million.

In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management (IDEM), acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. U. S. Steel was identified as a potentially responsible party (PRP) along with 15 other companies owning property along the river and harbor canal. U. S. Steel and eight other PRPs formed a joint defense group. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs. A Consent Decree memorializing this settlement was executed by the parties and lodged with the United States District Court for the Northern District of Indiana on August 20, 2004. Concurrent with this lodging of the Consent Decree, the United States of America filed its complaint titled United States of America v. Atlantic Richfield, et. al. asserting liability for its claim against the settling parties. The consent decree was entered on the record by the court and is effective April 1, 2005. U. S. Steel paid its entire share of the assessment costs and $4.5 million of its share of the restoration costs to the public trustees in 2005. A balance of $16 million in restoration costs remains to be paid by U. S. Steel to complete its settlement obligations.

On October 23, 1998, a final Administrative Order on Consent was issued by EPA addressing Corrective Action for solid waste management units throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. The Current Conditions Report, U. S. Steel’s first deliverable, was submitted to EPA in January 1997 and was approved by EPA in 1998. All remaining Phase I work plans have been approved by EPA. Two Phase II RFI work plans and a self-implementing interim measure have been submitted to EPA for approval. Two other self-implementing interim measures have been completed. Through June 30, 2005, U. S. Steel has spent approximately $18.1 million for the studies, work plans, field investigations and self-implementing interim measures. The cost to implement the remaining field investigations, interim measures and the submitted work plans is estimated to be $5.7 million. Until they are completed, it is impossible to assess what additional expenditures will be necessary.

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

In December 1995, U. S. Steel reached an agreement in principle with EPA and the U.S. Department of Justice (DOJ) with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by U. S. Steel, EPA and DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two SEPs at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved for the site on September 16, 2002. Field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. The cost to complete this study is estimated to be $444,000. In addition, U. S. Steel is developing a corrective measure implementation plan for remediation of Upper Opossum Creek. The cost to U. S. Steel for implementing this plan is estimated to be $3.6 million. Lower Opossum Creek is approximately 4.5 miles of the Opossum Creek Area of Concern. U. S. Steel is investigating Lower Opossum Creek under a joint agreement with Beazer, Inc. whereby U. S. Steel has agreed to pay 30 percent of the investigation costs. U. S. Steel estimates its share of the remaining costs of this investigation and costs to implement sediment remediation to be $444,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Implementation of the Phase I fieldwork for Ensley commenced in June 2004. The cost to complete this study is approximately $423,000.

Effective February 14, 2005, U. S. Steel entered into a consent order with Michigan Department of Environmental Quality related to Great Lakes Works that will include the installation of a new bag house for B2 Blast Furnace; the installation of baffles at the Quench Tower, which has been completed; projects to reduce emissions from the steel-producing facilities; a civil penalty of $950,000; and a SEP at a cost of $200,000 for river bank improvements. U. S. Steel has paid the civil penalty. Great Lakes Works continues to identify and evaluate potential operating practices and facility improvements to reduce emissions.

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.0 million for cleanup and agency oversight costs through June 30, 2005. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Current study and oversight costs are estimated at $426,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five year review recommendations.

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

ASBESTOS LITIGATION

U. S. Steel is a defendant in approximately 480 active cases involving approximately 8,300 plaintiffs. At December 31, 2004, U. S. Steel was a defendant in approximately 500 cases involving approximately 11,000 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). More than 7,900, or approximately 96 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

As discussed in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004, management views the verdict and resulting settlement in the March 28, 2003 Madison County case as aberrational, and believes that the likelihood of similar results in other cases is remote, although not impossible. Through June 30, 2005, U. S. Steel has not experienced any material adverse change in its ability to resolve pending claims as a result of the Madison County settlement.

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

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although U. S. Steel’s results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 13 years ended December 31, 2004 that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals, including such matters since the Madison County jury verdict and settlement in March 2003.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

U. S. Steel had no sales of unregistered securities during the period covered by this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by U. S. Steel of its equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 16 (a)	48,638	$37.85	NA	NA
May 24 (b)	63,047	$40.37	NA	NA

(a)	Purchased pursuant to the exercise by Non-Officer Restricted Stock Plan participants of their right to elect Stock-for-Tax-Withholding in connection with the vesting of restricted shares under the plan.

(b)	Purchased pursuant to the exercise by 2002 Stock Plan participants of their right to elect Stock-for-Tax-Withholding in connection with the vesting of restricted shares under the plan.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 26, 2005. The following matters were acted upon.

ELECTION OF DIRECTORS

Richard A. Gephardt, Dr. Shirley Ann Jackson, Dan D. Sandman and Douglas C. Yearley were elected to serve three-year terms as Class I directors by the following votes:

Nominee	Votes For	Votes Withheld
Richard A. Gephardt	101,884,278	1,199,561
Dr. Shirley Ann Jackson	101,269,841	1,813,998
Dan D. Sandman	102,067,405	1,016,434
Douglas C. Yearley	101,389,182	1,694,657

Continuing as Class II directors for a term expiring in 2006 are J. Gary Cooper, Frank J. Lucchino, Seth E. Schofield and John P. Surma. Continuing as Class III directors for a term expiring in 2007 are Robert J. Darnall, John G. Drosdick and Charles R. Lee. Thomas J. Usher was elected to serve as a Class III director by the following votes:

Nominee	Votes For	Votes Withheld
Thomas J. Usher	100,261,210	2,822,629

ELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP (PwC) was elected as the independent registered public accounting firm by the following votes:

Votes For	Votes Against	Abstain
102,048,727	328,337	706,775

Item 6. EXHIBITS

10.1	The Non-Employee Director Stock Program of the 2005 Stock Incentive Plan, approved by the Board of Directors on May 24, 2005 - incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K dated May 31, 2005, Commission File Number 1-16811.

10.2	Performance Restricted Stock Grant Form under the 2002 Stock Plan with vesting on the first anniversary of the grant date, approved by the Compensation & Organization Committee of the Board of Directors on May 24, 2005 - incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K dated May 31, 2005, Commission File Number 1-16811.

10.3	Performance Restricted Stock Grant Form under the 2002 Stock Plan with vesting one-half on the second anniversary of the grant date and one-half on the third anniversary of the grant date, approved by the Compensation & Organization Committee of the Board of Directors on May 24, 2005 - incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K dated May 31, 2005, Commission File Number 1-16811.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Larry G. Schultz

Larry G. Schultz
Vice President and Controller

July 29, 2005

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.