Form 10-Q
period 2005-09-30
UNITED STATES STEEL CORP
filed 2005-10-28
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No X .

Common stock outstanding at October 26, 2005 – 113,383,677 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2005	2004	2005	2004
Net sales:
Net sales	$2,981	$3,460	$9,842	$9,378
Net sales to related parties	219	247	727	707

Total	3,200	3,707	10,569	10,085

Operating expenses (income):
Cost of sales (excludes items shown below)	2,808	2,967	8,632	8,341
Selling, general and administrative expenses	161	172	506	521
Depreciation, depletion and amortization (Note 6)	88	96	274	287
Income from investees	(2)	(18)	(28)	(37)
Net gains on disposal of assets (Note 7)	(7)	(2)	(17)	(46)
Other income, net (Note 7)	(7)	(2)	(10)	(14)

Total	3,041	3,213	9,357	9,052

Income from operations	159	494	1,212	1,033
Net interest and other financial costs (Note 8)	16	4	101	142

Income before income taxes, minority interests and cumulative effect of change in accounting principle	143	490	1,111	891
Income tax provision (Note 9)	28	126	276	263
Minority interests	8	10	28	19

Income before cumulative effect of change in accounting principle	107	354	807	609
Cumulative effect of change in accounting principle, net of tax (Note 14)	-	-	-	14

Net income	107	354	807	623
Dividends on preferred stock	(4)	(4)	(13)	(13)

Net income applicable to common stock	$103	$350	$794	$610

Income per common share (Note 10):
Income before cumulative effect of change in accounting principle per share:
- Basic	$0.89	$3.08	$6.96	$5.36
- Diluted	$0.82	$2.72	$6.18	$4.76

Cumulative effect of change in accounting principle, net of tax:
- Basic	$-	$-	$-	$0.13
- Diluted	$-	$-	$-	$0.11

Net income per share:
- Basic	$0.89	$3.08	$6.96	$5.49
- Diluted	$0.82	$2.72	$6.18	$4.87

Weighted average shares, in thousands:
- Basic	113,980	113,523	114,054	111,170
- Diluted	130,339	130,021	130,583	127,940

Dividends paid per share	$0.10	$0.05	$0.28	$0.15

The accompanying notes are an integral part of these consolidated financial statements

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,394	$1,037
Receivables, less allowance of $90 and $100 (Note 14)	1,504	1,592
Receivables from related parties (Note 17)	111	178
Inventories (Note 11)	1,341	1,197
Deferred income tax benefits (Note 9)	261	223
Other current assets	16	16

Total current assets	4,627	4,243
Investments and long-term receivables, less allowance of $3 and $4	291	283
Long-term receivables from related parties (Note 17)	15	19
Property, plant and equipment - net (Note 6)	3,840	3,627
Pension asset	2,377	2,538
Intangible assets, less amortization of $23 and $16	32	38
Deferred income tax benefits (Note 9)	11	40
Other noncurrent assets	172	168

Total assets	$11,365	$10,956
Liabilities
Current liabilities:
Accounts payable	$1,126	$1,227
Accounts payable to related parties (Note 17)	65	58
Bank checks outstanding	98	78
Payroll and benefits payable	742	807
Accrued taxes (Note 9)	129	320
Deferred income tax liabilities (Note 9)	-	4
Accrued interest	30	29
Long-term debt due within one year (Note 12)	17	8

Total current liabilities	2,207	2,531
Long-term debt, less unamortized discount (Note 12)	1,366	1,363
Deferred income tax liabilities (Note 9)	699	598
Employee benefits	2,024	2,125
Deferred credits and other liabilities	339	341

Total liabilities	6,635	6,958

Contingencies and commitments (Note 18)
Minority interests	29	28

Stockholders’ Equity:
Series B Mandatory Convertible Preferred shares (no par value, 5,000,000 shares issued, liquidation preference $50 per share) (Note 15)	216	216
Common stock (114,585,727 and 114,003,185 shares issued) (Note 15)	115	114
Treasury stock, at cost (1,202,300 and 0 shares)	(51)	-
Additional paid-in capital	3,060	3,041
Retained earnings	1,413	651
Accumulated other comprehensive loss (Note 16)	(50)	(49)
Deferred compensation	(2)	(3)

Total stockholders’ equity	4,701	3,970

Total liabilities and stockholders’ equity	$11,365	$10,956

The accompanying notes are an integral part of these consolidated financial statements

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2005	2004
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$807	$623
Adjustments to reconcile to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	-	(14)
Depreciation, depletion and amortization	274	287
Provision for doubtful accounts	6	(4)
Pensions and other postretirement benefits	(77)	(19)
Minority interests	28	19
Deferred income taxes	86	264
Net gains on disposal of assets	(17)	(46)
Property tax settlement gain	(95)	-
Income from sale of coal seam gas interests	-	(7)
Income from equity investees, and distributions received	2	(9)
Changes in:
Current receivables - operating turnover	153	(431)
Inventories	(144)	32
Current accounts payable and accrued expenses	(104)	235
All other, net	(35)	(8)

Net cash provided by operating activities	884	922

Investing activities:
Capital expenditures	(473)	(367)
Disposal of assets	25	87
Sale of coal seam gas interests	-	7
Restricted cash, net	7	(1)
Investments, net	4	(1)

Net cash used in investing activities	(437)	(275)

Financing activities:
Revolving credit facilities - borrowings	-	135
- repayments	-	(135)
Repayment of long-term debt	(7)	(297)
Common stock issued	27	348
Common stock repurchased	(52)	-
Distribution to minority interest owners	(26)	(16)
Dividends paid	(45)	(29)
Change in bank checks outstanding	20	93

Net cash provided by (used in) financing activities	(83)	99

Effect of exchange rate changes on cash	(7)	-

Net increase in cash and cash equivalents	357	746
Cash and cash equivalents at beginning of year	1,037	316

Cash and cash equivalents at end of period	$1,394	$1,062
Cash provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(83)	$(156)
Income taxes paid to taxing authorities	(210)	(29)

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The following table illustrates the effect on net income and earnings per share if U. S. Steel had applied the fair value recognition provisions of FAS 123:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2005	2004	2005	2004
Net income	$107	$354	$807	$623
Add: Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	1	4	(1)	13
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	3	6	5	17

Pro forma net income	$105	$352	$801	$619

Net income per share:
- As reported - basic	$0.89	$3.08	$6.96	$5.49
- diluted	0.82	2.72	6.18	4.87
- Pro forma - basic	0.88	3.06	6.87	5.46
- diluted	0.80	2.71	6.15	4.85

No SARs were issued in 2005 or 2004. U. S. Steel had 118,350 and 1,110,525 SARs at September 30, 2005 and 2004, respectively. Related compensation pre-tax expense of $1 million and $4 million was recorded during the third quarter ended September 30, 2005 and 2004, respectively, and pre-tax income of $2 million and pre-tax expense of $15 million was recorded during the nine months ended September 30, 2005 and 2004, respectively.

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

In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delayed the effective date of FAS 123R. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. Under the SEC’s rule, FAS 123R is now effective for U. S. Steel for annual, rather than interim, periods that begin after June 15, 2005. U. S. Steel will apply this Statement to all awards granted on or after January 1, 2006 and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on and after January 1, 2006 for the portion of outstanding awards for which requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS 123 for proforma disclosures. Currently, U. S. Steel expects that the effect of adopting this Statement on 2006 results will be a reduction to net income of less than $10 million.

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

The accounting principles applied at the operating segment level in determining income from operations are generally the same as those applied at the consolidated financial statement level. The transfer value for rounds from Flat-rolled to Tubular and the transfer value for domestic iron ore pellets from Other Businesses to Flat-rolled are set at the beginning of each year based on expected total production costs. During the first quarter of 2005, prices of metallic additions used to produce tube rounds increased dramatically and the transfer price for tube rounds supplied by Flat-rolled, which had been established at the beginning of 2005 based on projected costs, was increased by $53 per ton effective April 1, 2005. Because this trend continued, the transfer price was increased by an additional $20 per ton effective July 1, 2005. Some intersegment sales and transfers for other operations are accounted for at cost, while others are accounted for at market-based prices. All intersegment sales and transfers are eliminated at the corporate consolidation level. All corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations for the third quarter of 2005 and 2004 are:

(In millions) Third Quarter 2005	Customer sales	Intersegment sales	Net sales	Income from investees	Income from operations
Flat-rolled	$2,005	$181	$2,186	$2	$41
USSE	725	-	725	-	32
Tubular	368	-	368	-	124

Total reportable segments	3,098	181	3,279	2	197
Other Businesses	102	218	320	-	21
Reconciling Items	-	(399)	(399)	-	(59)
Total	$3,200	$-	$3,200	$2	$159
Third Quarter 2004
Flat-rolled	$2,605	$59	$2,664	$17	$362
USSE	781	-	781	1	146
Tubular	235	-	235	-	55

Total reportable segments	3,621	59	3,680	18	563
Other Businesses	86	220	306	-	7
Reconciling Items	-	(279)	(279)	-	(76)
Total	$3,707	$-	$3,707	$18	$494

The results of segment operations for the first nine months of 2005 and 2004 are:

(In millions) First Nine Months 2005	Customer sales	Intersegment sales	Net sales	Income from investees	Income from operations
Flat-rolled	$6,659	$398	$7,057	$27	$566
USSE	2,545	11	2,556	1	385
Tubular	1,118	-	1,118	-	379

Total reportable segments	10,322	409	10,731	28	1,330
Other Businesses	247	609	856	-	27
Reconciling Items	-	(1,018)	(1,018)	-	(145)
Total	$10,569	$-	$10,569	$28	$1,212
First Nine Months 2004
Flat-rolled	$7,242	$172	$7,414	$36	$810
USSE	1,955	-	1,955	1	262
Tubular	627	-	627	-	83

Total reportable segments	9,824	172	9,996	37	1,155
Other Businesses	261	558	819	-	31
Reconciling Items	-	(730)	(730)	-	(153)
Total	$10,085	$-	$10,085	$37	$1,033

The following is a schedule of reconciling items to income from operations:

	Third Quarter Ended September 30		Nine Months Ended September 30
(In millions)	2005	2004	2005	2004
Items not allocated to segments:
Retiree benefit expenses	$(55)	$(72)	$(208)	$(181)
Other items not allocated to segments:
Property tax settlement gain	-	-	70	-
Stock appreciation rights	(1)	(4)	2	(15)
Workforce reduction charges	(3)	-	(9)	-
Income from sale of real estate interests	-	-	-	43

Total other items not allocated to segments	(4)	(4)	63	28

Total reconciling items	$(59)	$(76)	$(145)	$(153)

5.	Pensions and Other Postretirement Costs

The following table reflects components of net periodic benefit cost for the third quarter ended September 30, 2005 and 2004:

	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Service cost	$24	$23	$3	$2
Interest cost	108	115	37	39
Expected return on plan assets	(138)	(142)	(9)	(9)
Amortization of prior service cost	24	24	(11)	(11)
Amortization of net loss	39	32	7	5

Net periodic benefit cost, excluding below	57	52	27	26
Multiemployer plans	7	7	-	-
Settlement loss and termination benefits	3	4	-	-

Net periodic benefit cost	$67	$63	$27	$26

The following table reflects components of net periodic benefit cost for the nine months ended September 30, 2005 and 2004:

	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Service cost	$71	$70	$9	$8
Interest cost	323	344	112	115
Expected return on plan assets	(412)	(427)	(27)	(26)
Amortization of prior service cost	72	71	(34)	(33)
Amortization of net loss	118	97	22	15

Net periodic benefit cost, excluding below	172	155	82	79
Multiemployer plans	20	19	-	-
Settlement loss and termination benefits	12	5	-	-

Net periodic benefit cost	$204	$179	$82	$79

During the second quarter of 2005, a voluntary early retirement plan was offered to certain employees of USSK and special termination benefit charges of $9 million were recorded for those employees who accepted the offer as of September 30, 2005. Of this expense, $8 million was recorded in selling, general and administrative expenses and $1 million in cost of sales.

Employer Contributions

In the first nine months of 2005, a voluntary contribution of $130 million was made to the main defined benefit pension plan and cash payments of $14 million and $21 million were made to other pension plans and a multiemployer pension plan, respectively. U. S. Steel expects its fourth quarter 2005 cash payments to approximate $2 million and $7 million for other pension plans and the multi-employer pension plan, respectively. This does not include any future termination benefit payments under the USSK voluntary termination program which are indeterminable at this time. In the first nine months of 2005, $32 million in contributions were made to other postretirement plans, including a $20 million voluntary contribution to fund the salaried retiree life trust. In the same period, cash payments of $164 million were made for other postretirement benefit payments not funded by trusts. U. S. Steel expects its fourth quarter 2005 cash payments to approximate $56 million for other postretirement payments not funded by trusts. U. S. Steel’s Board of Directors has authorized additional voluntary contributions to U. S. Steel’s trusts for pensions and its VEBA of up to $130 million by the end of 2006.

Company contributions to defined contribution plans totaled $5 million and $14 million for the third quarter and nine months ended September 30, 2005, respectively.

6.	Depreciation, Depletion and Amortization

U. S. Steel records depreciation on a modified straight-line method for domestic steel-related assets based upon raw steel production levels. Applying modification factors decreased expenses by $15 million and $6 million for the third quarter of 2005 and 2004, respectively, and by $36 million and $14 million for the nine months ended September 30, 2005 and 2004, respectively.

Accumulated depreciation and depletion totaled $7,352 million and $7,237 million at September 30, 2005 and December 31, 2004, respectively.

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

Interest and other financial costs

Net interest and other financial costs include interest income on investments, interest expense on debt, financial costs related to our liquidity facilities, the amortization of discount and issue costs, and interest expense on tax reserves. These amounts are reduced by interest expense capitalized to in-process property, plant, and equipment. These net costs totaled $17 million and $8 million during the third quarter of 2005 and 2004, respectively, and $32 million and $128 million for the nine months ended September 30, 2005 and 2004, respectively.

Net interest and other financial costs for the first quarter of 2005 included a favorable effect of $25 million related to the Gary Works property tax settlement. See Note 18 for further discussion.

Net interest and other financial costs in the third quarter and nine months of 2004 included a favorable adjustment of $31 million related to interest accrued for prior years’ income taxes. See Note 9.

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

Foreign currency gains and losses

Net interest and other financial costs include amounts primarily related to the remeasurement of USSK’s and USSB’s net monetary assets into the U.S. dollar, which is the functional currency for both. During the third quarter and first nine months of 2005, net gains of $1 million and net losses of $69 million, respectively, were recorded, compared with net gains of $4 million in the third quarter of 2004 and net losses of $14 million in the first nine months of 2004.

9.	Income Taxes

The income tax provision in the first nine months of 2005 and 2004 reflects an estimated annual effective tax rate of 25 percent and 27 percent, respectively. The income tax provision for the first nine months of 2005 includes a charge of $37 million related to the $95 million pre-tax gain from the Gary Property tax settlement discussed in Note 18. The income tax provision for the first nine months of 2004 includes a charge of $7 million related to favorable adjustments to accrued interest for prior years’ taxes of $31 million as a consequence of the settlement of the audit of Marathon Oil Corporation’s (Marathon’s) consolidated federal income tax returns for the years 1995 through 1997. U. S. Steel separated from Marathon on December 31, 2001. The income tax provision for the first nine months of 2004 also includes a charge of $32 million related to the settlement of a dispute regarding tax benefits for USSK under Slovakia’s foreign investors’ tax credit. Provisions are based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income. During the year, management regularly updates estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2005 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2005 could be materially different from the forecast annual tax provision as of the end of the third quarter.

As of September 30, 2005, the amount of net foreign deferred tax assets recorded was $23 million, net of an established valuation allowance of $77 million. As of December 31, 2004, the amount of net foreign deferred tax assets recorded was $36 million, net of an established valuation allowance of $48 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Slovak koruna and Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to the cumulative losses experienced since the acquisition of USSB. If USSB generates sufficient income, the valuation allowance of $53 million for Serbian tax assets could be partially or fully reversed at such time that it is more likely than not that the related deferred tax assets will be realized.

As of September 30, 2005, the net domestic deferred tax liability was $450 million compared to $375 million at December 31, 2004.

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the year in which the tax credit is claimed and the following four years. See Note 18 for a discussion of the capital improvement program commitments to the Slovak government. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. The Slovak government has concluded audits for the years 2000 and 2001 and issued a favorable protocol indicating that USSK has complied with the tax credit requirements for 2000. Management believes that USSK has also fulfilled all of the necessary conditions for claiming the tax credit for 2001 through 2004. As a result of claiming tax credits of 100 percent of USSK’s tax liability and management’s intent to reinvest earnings in foreign operations, virtually no current income tax provision, except for the two $16 million tax payments discussed below, was recorded for USSK income for 2000 through 2004. During the first nine months of 2005, a current income tax provision was booked for USSK because the tax credit is limited to 50 percent of the statutory rate for the years 2005 through 2009.

In connection with Slovakia joining the European Union (EU), the total tax credit granted to USSK for the period 2000 through 2009 was limited to $430 million. USSK recorded a tax charge of $32 million in the first quarter of 2004 to account for the effects of this agreement and made tax payments of $16 million in each of 2004 and 2005. Also, additional conditions for claiming the tax credit were established. These new conditions limit USSK’s annual production of flat-rolled products and its sales of all products into the 15 countries that were members of the EU prior to Slovakia and nine other nations joining the EU in May 2004. The future impact of these tax credit limitations could be material. Management does not believe that the production and sales limits are materially burdensome.

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

The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. U. S. Steel is not yet in a position to decide on whether, and to what extent, U. S. Steel might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the analysis to date, however, it is reasonably possible that U. S. Steel may repatriate some qualified dividend amount between $0 to $500 million, with the respective tax liability ranging from $0 to $26 million. U. S. Steel expects to be in a position to finalize its assessment by year-end 2005 based on a number of factors including, but not limited to, expected future generation, uses and sources of cash in Europe.

While U. S. Steel is currently studying the impact of these one-time favorable foreign dividend provisions, as of September 30, 2005, and based on the tax laws in effect at that time, it remains U. S. Steel’s intention to continue to indefinitely reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. Undistributed earnings of certain consolidated foreign subsidiaries at September 30, 2005, amounted to $1.41 billion. If such earnings had not been permanently reinvested, a U.S. deferred tax liability of approximately $460 million would have been required.

10.	Income Per Common Share

Basic net income per common share was calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options and restricted stock and the conversion of preferred stock, provided in each case the effect is dilutive. For the third quarter and nine months ended September 30, 2005, 16,359,512 shares and 16,529,003 shares, respectively, of common stock related to employee options, restricted stock and the conversion of preferred stock have been included in the computation of diluted net income per common share because their effect was dilutive. For the third quarter and nine months ended September 30, 2004, 16,497,915 shares and 16,770,094 shares, respectively, of common stock related to employee options, restricted stock and the conversion of preferred stock have been included in the computation of diluted net income per common share because their effect was dilutive. Net income has not been adjusted for preferred stock dividend requirements since their conversion is assumed.

11.	Inventories

Inventories are carried at the lower of cost or market. At September 30, 2005 and December 31, 2004, the last-in, first-out (LIFO) method accounted for 87 percent and 84 percent, respectively, of total inventory values.

(In millions)	September 30, 2005	December 31, 2004
Raw materials	$414	$253
Semi-finished products	530	562
Finished products	321	309
Supplies and sundry items	76	73

Total	$1,341	$1,197

Current acquisition costs were estimated to exceed the above inventory values by $900 million at September 30, 2005 and by $770 million at December 31, 2004. Cost of sales was increased by

$2 million and reduced by $2 million in the third quarter of 2005 and 2004, respectively, and reduced by $24 million and $11 million in the first nine months of 2005 and 2004, respectively, as a result of liquidations of LIFO inventories.

Supplies and sundry items inventory in the table above includes $47 million and $46 million of land held for residential/commercial development as of September 30, 2005 and December 31, 2004, respectively.

12.	Debt

(In millions)	Interest Rates %	Maturity	Sept. 30, 2005	Dec. 31, 2004
Senior Notes	9 3/4	2010	$378	$378
Senior Notes	10 3/4	2008	348	348
Senior Quarterly Income Debt Securities	10	2031	49	49
Obligations relating to Industrial Development and Environmental Improvement Bonds and Notes	4 3/4 - 6 7/8	2009 – 2033	472	472
Inventory Facility		2009	-	-
Fairfield Caster Lease		2005 – 2012	66	71
Other capital leases and all other obligations		2005 – 2014	71	55
USSK credit facilities		2006	-	-
USSB credit facility		2005	-	-

Total			1,384	1,373
Less unamortized discount			1	2
Less long-term debt due within one year			17	8

Long-term debt, less unamortized discount			$1,366	$1,363

At September 30, 2005, in the event of a change in control of U. S. Steel, debt obligations totaling $775 million may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $83 million or provide a letter of credit to secure the remaining obligation.

Marathon is an obligor on the Industrial Development and Environmental Improvement Bonds and Notes, the Fairfield caster lease and another capital lease that, as part of the agreements entered into when U. S. Steel separated from Marathon on December 31, 2001, are recorded on U. S. Steel’s balance sheet as debt. At September 30, 2005, in the event of the bankruptcy of Marathon, $605 million related to this debt may be declared immediately due and payable.

U. S. Steel was in compliance with all of its debt covenants at September 30, 2005.

In the third quarter of 2004, USSB entered into a EUR 9.3 million committed working capital facility secured by its inventory of finished and semi-finished goods. This facility expired on September 27, 2005. USSB entered into a new EUR 25 million facility on September 28, 2005, which is secured by its inventory of finished and semi-finished goods and expires September 28, 2008. Borrowing under this facility is subject to the satisfaction of certain conditions precedent, which were not completed until October xx, 2005.

See Note 15 for discussion of debt redemption in April 2004.

13.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs.

The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	September 30, 2005	December 31, 2004
Balance at beginning of year	$28	$20
Additional obligations incurred	1	1
Foreign currency translation effects	(5)	4
Accretion expense	2	3

Balance at end of period	$26	$28

Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These assets retirement obligations will be initially recognized in the period in which sufficient information exists to estimate fair value.

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

Blackbird Acquisition Inc.

In accordance with FIN 46R, U. S. Steel consolidated Blackbird Acquisition Inc., an entity established during the third quarter of 2004 to facilitate the purchase and sale of certain property, plant and equipment. U. S. Steel has no ownership interest in Blackbird Acquisition Inc. At September 30, 2005 and December 30, 2004, zero and $16 million was consolidated on U. S. Steel’s balance sheet, respectively. All other financial impacts were insignificant.

Sale of accounts receivable

During the nine months ended September 30, 2005 and 2004, no revolving interests in accounts receivable were sold under U. S. Steel’s accounts receivable program. As of September 30, 2005, $500 million was available under this facility. The facility expires in November 2006 and also terminates on the occurrence and failure to cure certain events including the failure to extend the commitments of the commercial paper conduits’ liquidity providers, which currently expire on November 23, 2005. U. S. Steel is negotiating a renewal of the 364-day commitments of the liquidity providers in accordance with the terms of the facility.

U. S. Steel’s net interest and other financial costs for the nine months ended September 30, 2005 and 2004, included costs on the sale of receivables of less than $1 million.

15.	Stockholders’ Equity

In the third quarter of 2005, U. S. Steel announced its Common Stock Repurchase Program that allows for the repurchase of up to eight million shares of its common stock from time to time in the open market or privately negotiated transactions. During the third quarter, U. S. Steel repurchased 1,210,000 shares of common stock for $52 million.

On March 9, 2004, U. S. Steel sold eight million shares of its common stock in a public offering for net proceeds of $294 million. On April 19, 2004, proceeds from this offering were used to redeem $72 million principal amount of the 9 3/4% Senior Notes at 109.75 percent of the principal amount plus accrued interest and $187 million of the 10 3/4% Senior Notes at 110.75 percent of the principal amount plus accrued interest on April 19, 2004.

Preferred share dividends of $4 million accrued during the third quarter of 2004 reduced retained earnings by $3 million and the paid-in capital of the Series B Preferred by $1 million. Preferred stock dividends of $13 million accrued during the first nine months of 2004 reduced the paid-in capital of the Series B Preferred by $10 million and retained earnings by $3 million because of U. S. Steel’s retained deficit during that period.

16.	Comprehensive Income

The following table reflects comprehensive income for the third quarter and nine months ended September 30, 2005 and 2004:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Net income	$107	$354	$807	$623
Other comprehensive income:
Minimum pension liability	-	-	2	-
Changes in foreign currency translation adjustments (net of tax):	-	-	(3)	(2)

Comprehensive income	$107	$354	$806	$621

17.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, transportation services and fees for providing various management and other support services to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Sales and service transactions with equity investees totaled $211 million and $234 million for the quarter ended September 30, 2005 and 2004, respectively, and $700 million and $682 million for the nine months ended September 30, 2005 and 2004, respectively. Net sales to related parties and receivables from related parties also include amounts related to the sale of materials, primarily coke by-products, to Marathon and amounted to $8 million and $13 million for the quarter ended September 30, 2005 and 2004, respectively, and $27 million and $25 million for the nine months ended September 30, 2005 and 2004, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties. Receivables from related parties also include receivables related to tax settlements with Marathon (discussed below) amounting to $7 million and zero at September 30, 2005 and December 31, 2004, respectively.

Long-term receivables from related parties at September 30, 2005 and December 31, 2004, reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans and related to tax settlements in accordance with the tax sharing agreement entered into when U. S. Steel separated from Marathon on December 31, 2001. The amounts related to employee benefits will be paid by Marathon as participants retire and the amounts related to taxes will be settled after conclusion of the audit of Marathon’s consolidated federal tax returns for the years 1998 through 2001.

Purchases from related parties amounted to $7 million and $10 million during the third quarter ended September 30, 2005 and 2004, respectively, and $26 million and $29 million during the nine months ended September 30, 2005 and 2004, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) under an agreement whereby U. S. Steel provides marketing, selling and customer service functions, including invoicing and receivables collection, for PRO-TEC. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk associated with the receivables. Payables to PRO-TEC under the agreement were $64 million and $56 million at September 30, 2005 and December 31, 2004, respectively. Accounts payable to related parties also include balances due for the purchase of outside processing services from equity and certain other investees. Payables for these services totaled $1 million and $2 million as of September 30, 2005 and December 31, 2004, respectively.

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

Asbestos matters – U. S. Steel is a defendant in approximately 470 active cases involving approximately 8,200 plaintiffs. At December 31, 2004, U. S. Steel was a defendant in approximately 500 active cases involving approximately 11,000 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). More than 7,900, or approximately 96 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

Property taxes – U. S. Steel closed a personal property settlement agreement with the City of Gary, Lake County, and the State of Indiana in the first quarter 2005. As a result, previous accruals of disputed amounts were reversed which reduced cost of sales by $70 million and reduced interest and other financial costs by $25 million. Under the settlement agreement, U. S. Steel made a $44 million payment during the second quarter 2005 and fulfilled its obligation to spend $150 million on capital projects at its Lake County operations. U. S. Steel also agreed to negotiate the transfer of approximately 200 acres of property to the city of Gary, and these negotiations have not yet been completed.

Environmental matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities totaled $117 million at September 30, 2005, of which $20 million was classified as current and $123 million at December 31, 2004, of which $21 million was classified as current. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the sum of expenditures to date and accrued liabilities by amounts that could range from insignificant to substantial.

As of September 30, 2005, a total of $52 million was accrued for legal and administrative costs and for post-closure costs for various landfills closed under the Resource Conservation and Recovery Act (RCRA); for two National Resource Damages (NRD) claims at Gary Works; and for the completion of projects for the Grand Calumet River dredging and the related Corrective Action Management Unit (CAMU.) The legal and administrative cost accruals are based on annual legal and administrative cost projections and do not change significantly from year to year. The post closure care costs are fixed based on permitted amounts. The NRD claims are settled and payment schedules are determined. The Grand Calumet River dredging and the related CAMU project are essentially complete, except for currently accrued liabilities for costs associated with additional dredging and bank stabilization. U. S. Steel expects no additional significant accruals for the dredging project. Of the remaining accrued liabilities, there are only seven sites for which the accrual exceeds $1 million. The largest of these amounts is $14 million for closure costs for three hazardous waste sites at Gary Works. A Closure Permit application has been submitted for these three hazardous waste sites, and there has been no meaningful agency action on the application since it was submitted. The remaining six sites in this category total $13 million and have progressed through a significant portion of the design phase. Significant additional costs in excess of the accrued amounts are not expected.

There are four environmental remediation sites where it is reasonably possible that additional costs could have a material effect. These sites are RCRA Corrective Action Programs which require the investigation and possible remediation of soils and ground water for Gary Works, Fairfield Works, and the former Geneva Works; and the Municipal Industrial & Disposal Co. Superfund site in Elizabeth, PA. At September 30, 2005, accrued liabilities for these sites totaled $20 million associated with the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future agency demands regarding existing work at these sites may prove insignificant or could range in the aggregate up to 100 percent of the accrued liabilities. Reasonably possible additional costs for completion of remediation at these sites cannot be estimated but could be material. The remaining 61 sites each have accrued liabilities of less than $1 million, with 54 sites having liabilities of less than $500,000. There are no significant additional possible liabilities foreseen for any of these sites.

For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2005 and 2004 such capital expenditures totaled $95 million and $68 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

The European Commission (EC) has established carbon dioxide emission (CO2) limits for European Union member countries. On October 20, 2004, the EC approved a national allocation plan for Slovakia (NAP) that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent and, on December 20, 2004, USSK filed an application for annulment of that decision in the Court of First Instance of the European Communities. In March 2005, the Slovak Ministry of the Environment (Ministry) confirmed in writing an eight percent reduction to the amount of CO2 allowances originally requested by USSK. USSK subsequently instituted legal proceedings in the Supreme Court of the Slovak Republic requesting annulment of the Ministry’s decision. The legal actions by USSK against the EC and Slovakia will not stay the effects of either the EC’s October 20, 2004 decision or the Ministry’s decision concerning USSK’s CO2 allowances. USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. Based on the fair value of the anticipated shortfall of allowances related to production in the first nine months of 2005, a long-term other liability of $13 million has been charged to income and recorded on the balance sheet. However, the actual shortfall of allowances for the entire initial allocation period (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted with certainty at this time.

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

Guarantees – Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $10 million at September 30, 2005. In the event that any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of September 30, 2005, the largest guarantee for a single such entity was $7 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. No liability has been recorded for these guarantees.

Contingencies related to separation from Marathon – U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of $33 million as of September 30, 2005. No liability has been recorded for these contingencies as management believes the likelihood of occurrence is remote. At September 30, 2005, in the event of the bankruptcy of Marathon, these obligations and $43 million related to certain of U. S. Steel’s operating leases may be declared immediately due and payable.

If the separation from Marathon is determined to be a taxable distribution of the stock of U. S. Steel, but there is no breach of a representation or covenant by either U. S. Steel or Marathon, U. S. Steel would be liable for any resulting taxes (Separation No-Fault Taxes) incurred by Marathon. U. S. Steel’s indemnity obligation for Separation No-Fault Taxes survives until the expiration of the applicable statute of limitations. The maximum potential amount of U. S. Steel’s indemnity obligation for Separation No-Fault Taxes at September 30, 2005 is estimated to be $160 million. No liability has been recorded for this indemnity obligation as management believes that the likelihood of the separation from Marathon being determined to be a taxable distribution of the stock of U. S. Steel is remote.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $32 million at September 30, 2005). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

Mining sale – U. S. Steel remains secondarily liable in the event that the purchaser triggers a withdrawal before September 30, 2008 from the multiemployer pension plan that covers employees of its former coal mining business. A withdrawal is triggered when annual contributions to the plan are substantially less than contributions made in prior years. The maximum exposure for the fee that could be assessed upon a withdrawal is $79 million. U. S. Steel has recorded a liability equal to the estimated fair value of this potential exposure. U. S. Steel has agreed to indemnify the purchaser for certain environmental matters, which are included in the environmental matters discussion.

Clairton 1314B partnership – See description of the partnership in Note 14. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at September 30, 2005, including interest and tax gross-up, is approximately $640 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $130 million as of September 30, 2005, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At September 30, 2005, U. S. Steel’s domestic contract commitments to acquire property, plant and equipment totaled $95 million. Additionally, U. S. Steel has various purchase contracts for energy and raw materials with terms that are typically for a longer duration than sales contracts for steel products, therefore, U. S. Steel may find its margins reduced in periods of falling steel prices.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitment under this capital improvements program as of September 30, 2005 was $117 million.

USSB, acquired on September 12, 2003, has the following commitments with the Serbian government: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of the approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in USSB to any third party without government consent for a period of five years. USSB spent approximately $155 million (including working capital) through September 30, 2005. As of September 30, 2005, the remaining spending commitment with the Serbian government was $2 million.

As of September 30, 2005, under agreements with an unaffiliated third party, U. S. Steel has a remaining commitment to provide work that will generate $40 million of gross profit to the third party through June 30, 2015.

U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires U. S. Steel to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $65 million as of September 30, 2005, which declines over the duration of the agreement, may be required.

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

RESULTS OF OPERATIONS

Net sales for U. S. Steel for the third quarters and first nine months of 2005 and 2004 are set forth in the following table:

(Dollars in millions, excluding intersegment sales)	Third Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2005	2004		2005	2004
Flat-rolled	$2,005	$2,605	-23%	$6,659	$7,242	-8%
USSE	725	781	-7%	2,545	1,955	30%
Tubular	368	235	57%	1,118	627	78%

Total sales from reportable segments	3,098	3,621	-14%	10,322	9,824	5%
Other Businesses	102	86	19%	247	261	-5%

Net sales	$3,200	$3,707	-14%	$10,569	$10,085	5%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the third quarter ended September 30, 2005 versus the third quarter ended September 30, 2004 is set forth in the following table:

Third Quarter Ended September 30, 2005 versus Third Quarter Ended September 30, 2004

	Steel Products (a)				Coke & Other	Net Change
	Volume	Price	Mix	FX (b)
Flat-rolled	-13%	-4%	-1%	0%	-5%	-23%
USSE	-2%	-2%	1%	-1%	-3%	-7%
Tubular	0%	47%	7%	0%	3%	57%
(a)	Excludes intersegment sales
(b)	Foreign currency exchange effects

Net sales were $3,200 million in the third quarter of 2005, compared with $3,707 million in the same quarter last year. The 23 percent decline in sales for the Flat-rolled segment primarily reflected lower shipment volumes for sheet and commercial coke and decreased average prices for Flat-rolled steel products, which were $41 per ton lower than in the third quarter of 2004. The 7 percent decrease in sales for the European segment was primarily due to reduced shipment volumes and lower average steel prices, which decreased $11 per ton from the third quarter of 2004. The significant increase in sales for the Tubular segment resulted mainly from higher average prices, which increased $486 per ton from the same quarter last year.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2005 versus the nine months ended September 30, 2004 is set forth in the following table:

Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004

	Steel Products (a)				Coke & Other	Net Change
	Volume	Price	Mix	FX (b)
Flat-rolled	-15%	14%	-5%	0%	-2%	-8%
USSE	2%	23%	1%	2%	2%	30%
Tubular	7%	72%	-4%	0%	3%	78%
(a)	Excludes intersegment sales
(b)	Foreign currency exchange effects

Net sales were $10,569 million in the first nine months of 2005, compared with $10,085 million in the same period last year. Sales for the Flat-rolled segment were down 8 percent as the increases in Flat-rolled average steel prices (up $63 per ton) were more than offset by lower sheet shipment volumes, unfavorable changes in product mix and lower trade shipments of coke. Sales for USSE increased by 30 percent mainly as a result of higher average steel prices (up $135 per ton). Tubular sales were up significantly due primarily to higher average prices (up $496 per ton).

Operating expenses

Total operating expenses as a percent of sales were 95 percent in the third quarter of 2005, compared to 87 percent in the third quarter of 2004 primarily due to lower steel selling prices and higher unit production costs, which resulted mainly from inefficiencies related to blast furnace outages and curtailed operating levels, and from higher energy costs. Total operating expenses as a percent of sales were 89 percent in the first nine months of 2005 and 90 percent in the first nine months of 2004.

Profit-based union payments

Results for the third quarters and first nine months of 2005 and 2004 included costs related to three profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the United Steelworkers of America (USWA), and to payments pursuant to agreements with other domestic unions. All of these costs are included in cost of sales on the statement of operations.

	Third Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2005	2004		2005	2004
Allocated to segment results	$9	$45	-80%	$100	$80	25%
Retiree benefit expenses	12	35	-66%	82	71	15%

Total	$21	$80	-74%	$182	$151	21%

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

Pension and other postretirement benefits (OPEB) costs

Defined benefit pension and multiemployer plan benefit costs totaled $67 million in the third quarter of 2005, compared to $63 million in the third quarter of 2004. The increase mainly reflected a lower asset base, which resulted in a higher amortization of net actuarial losses and a lower return on plan assets. Costs related to defined contribution plans totaled $5 million in the third quarter of 2005, compared to $4 million in the same period in 2004. Defined benefit pension and multiemployer pension plan benefit costs totaled $204 million in the first nine months of 2005, compared to $179 million in the same period of 2004. The increase mainly reflected a lower asset base, which resulted in a higher amortization of net actuarial losses and a lower return on assets, and higher one-time special charges associated with an early retirement program at U. S. Steel Kosice (USSK). Costs related to defined contribution plans totaled $14 million in the first nine months of 2005, compared to $13 million in the comparable 2004 period.

OPEB costs, including multiemployer plans, totaled $27 million and $82 million in the third quarter and first nine months of 2005, respectively, compared to $26 million and $79 million in the corresponding periods of 2004.

Selling, general and administrative expenses

Selling, general and administrative expenses were $161 million in the third quarter of 2005, compared to $172 million in the third quarter of 2004. The decrease was largely due to lower expenses for stock-based compensation and executive bonuses. Selling, general and administrative expenses were $506 million in the first nine months of 2005, compared to $521 million in the first nine months of 2004. The decline primarily reflected lower expenses for stock-based compensation and executive bonuses, partially offset by higher pension costs.

Income from operations for U. S. Steel for the third quarters and first nine months of 2005 and 2004 is set forth in the following table:

	Third Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2005	2004		2005	2004
Flat-rolled	$41	$362	-89%	$566	$810	-30%
USSE	32	146	-78%	385	262	47%
Tubular	124	55	125%	379	83	357%

Total income from reportable segments	197	563	-65%	1,330	1,155	15%
Other Businesses	21	7	200%	27	31	-13%

Segment income from operations	218	570	-62%	1,357	1,186	14%
Retiree benefit expenses	(55)	(72)	-24%	(208)	(181)	15%
Other items not allocated to segments:
Property tax settlement gain	-	-		70	-
Stock appreciation rights	(1)	(4)		2	(15)
Workforce reduction charges	(3)	-		(9)	-
Income from sale of real estate interests	-	-		-	43

Total income from operations	$159	$494	-68%	$1,212	$1,033	17%

Segment results for Flat-rolled

Segment income for Flat-rolled was $41 million in the third quarter of 2005, compared to $362 million in the same quarter of 2004. The 89 percent decline resulted mainly from lower shipment volumes of steel and commercial coke; decreased prices for flat-rolled steel products; inefficiencies related to blast furnace outages and curtailed operating levels; and higher costs for natural gas. These were partially offset by lower accruals for profit-based payments, higher transfer prices for tube rounds supplied to Tubular and lower raw material costs. Flat-rolled generated income of $566 million in the first nine months of 2005, compared with $810 million in the first nine months of 2004. The 30 percent decrease was mainly due to increased costs for raw materials, natural gas and electricity; lower shipment volumes; and inefficiencies related to blast furnace outages, curtailed operating levels and coal delivery disruptions. These were partially offset by higher average realized prices and increased transfer prices for tube rounds supplied to Tubular.

Segment results for USSE

Segment income for USSE was $32 million in the third quarter of 2005, compared to $146 million in the comparable 2004 quarter. The 78 percent decrease mainly reflected higher costs for raw materials, inefficiencies related to the outage of the No. 2 blast furnace in Slovakia, lower prices and reduced shipment volumes. Segment income for USSE for the first nine months of 2005 was $385 million, compared to $262 million in the first nine months of 2004. The 47 percent increase was primarily due to higher average realized prices and increased shipment volumes, partially offset by higher costs for raw materials and inefficiencies related to the blast furnace outage in Slovakia.

Segment results for Tubular

Segment income for Tubular in the third quarter and first nine months of 2005 increased by 125 percent and 357 percent, respectively, from the comparable 2004 periods. The substantial improvements in the 2005 periods mainly resulted from higher average realized prices, partially offset by higher costs for tube rounds. During 2005, the cost to produce tube rounds has increased dramatically and the transfer price for tube rounds supplied by Flat-rolled, which had been established at the beginning of 2005 based on projected costs, was increased by $53 per ton effective April 1, 2005, by an additional $20 per ton effective July 1, 2005, and by an additional $46 per ton effective October 1, 2005.

Results for Other Businesses

Other Businesses generated income of $21 million in the third quarter of 2005, compared to $7 million in the third quarter of 2004. The increase primarily reflected improved results from iron ore operations. Income from Other Businesses for the first nine months of 2005 was $27 million, compared with income of $31 million in the first nine months of 2004. The decline was mainly due to lower results for real estate operations.

Items not allocated to segments:

Property tax settlement gain of $70 million in the first nine months of 2005 resulted from a personal property tax settlement with the City of Gary, Lake County and the State of Indiana (Gary property tax settlement) and reflected the reversal of accruals in excess of the settlement amount of $44 million.

Stock appreciation rights resulted in a charge to compensation expense of $1 million in the third quarter of 2005, a credit of $2 million in the first nine months of 2005, and charges of $4 million and $15 million in the third quarter and first nine months of 2004, respectively. These stock appreciation rights were issued from 1995 through 2003 and allow the holders to receive cash and/or common stock equal to the excess of the fair market value of the common stock over the exercise price.

Workforce reduction charges of $3 million and $9 million in the third quarter and first nine months of 2005, respectively, reflected special termination benefits for a voluntary early retirement program offered to certain employees at USSK.

Income from sale of real estate interests of $43 million in the first nine months of 2004 resulted from the sale in February 2004 of Real Estate’s remaining mineral interests and certain real estate interests. This amount consisted of a gain on disposal of assets of $36 million and other income, related to the sale of coal seam gas interests, of $7 million.

Net interest and other financial costs

	Third Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2005	2004		2005	2004
Net interest and other financial costs	$17	$39	-56%	$57	$126	-55%
Foreign currency losses (gains)	(1)	(4)	-75%	69	14	393%
Adjustment from Gary property tax settlement	-	-		(25)	-
Adjustment related to interest accrued for prior years’ income taxes	-	(31)		-	(31)
Charge from early estinguishment of debt	-	-		-	33

Total net interest and other financial costs	$16	$4	300%	$101	$142	-29%

Net interest and other financial costs in the first nine months of 2005 included a favorable adjustment of $25 million related to the Gary property tax settlement. Net interest and other financial costs in the third quarter and first nine months of 2004 included a favorable adjustment of $31 million related to interest accrued for prior years’ income taxes. Net interest and other financial costs in the first nine months of 2004 also included a $33 million charge resulting from the early extinguishment of certain senior debt. Excluding these one-time items, net interest and other financial costs decreased by $19 million for the quarter and $14 million for the first nine months. The decreases in both periods reflected lower debt levels resulting from the retirement of USSK’s long-term debt in November 2004. Lower debt levels in the nine-month period also resulted from the early redemption of certain senior notes in April 2004. In addition, the decreases in both periods reflected higher interest income and lower interest on tax-related liabilities. The favorable changes in both periods were partially offset by unfavorable changes in foreign currency effects. The foreign currency effects were primarily due to remeasurement of USSK and U. S. Steel Balkan (USSB) net monetary assets into the U.S. dollar, which is the functional currency for both.

Interest expense, excluding foreign currency effects and interest income on cash balances, is expected to be approximately $30 million in the fourth quarter.

The provision for income taxes in the third quarter and first nine months of 2005 was $28 million and $276 million, compared with $126 million and $263 million in the respective periods in 2004. During 2005, a current tax provision was booked for USSK because the provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 50 percent of its tax liability for years 2005 through 2009, compared to a 100 percent credit in previous years. The provision in the first nine months of 2005 included $37 million of incurred tax expense resulting from the $95 million pre-tax gain from the Gary property tax settlement, $70 million of which was included in cost of sales and $25 million of which was included in net interest and other financial costs. The provision in the third quarter of 2004 included a $7 million unfavorable effect relating to an adjustment of prior years’ taxes. The provision in the first nine months of 2004 included a charge of $32 million related to the settlement of a dispute regarding tax benefits for USSK under Slovakia’s foreign investors’ tax credit.

As of September 30, 2005, U. S. Steel had net U.S. federal and state deferred tax liabilities of $380 million and $70 million, respectively. At September 30, 2005, the amount of net foreign deferred tax assets recorded was $23 million, net of an established valuation allowance of $77 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Slovak koruna and Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to cumulative losses experienced since the acquisition of USSB. If USSB generates sufficient income, the valuation allowance of $53 million for Serbian tax assets could be partially or fully reversed at such time that it is more likely than not that the related deferred tax assets will be realized. Management will continue to monitor and assess taxable income, deferred tax assets and tax planning strategies to determine the need for, and the appropriate amount of, any valuation allowance.

For further information on income taxes see Note 9 to Financial Statements.

The cumulative effect of change in accounting principle, net of tax, was a credit of $14 million in the first nine months of 2004 and resulted from the adoption on January 1, 2004, of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”

U. S. Steel’s net income was $107 million in the third quarter of 2005, compared to $354 million in the third quarter of 2004. Net income in the first nine months of 2005 was $807 million, compared to $623 million in the same period last year. The changes primarily reflected the factors discussed above.

OPERATING STATISTICS

Flat-rolled shipments of 3.2 million tons in the third quarter of 2005 decreased about 15 percent from the third quarter of 2004, and about 1 percent from the second quarter of 2005. Flat-rolled shipments of 10.0 million tons in the first nine months of 2005 decreased about 16 percent from same period in

2004. At USSE, third quarter 2005 shipments of 1.2 million net tons decreased about 2 percent from shipments in the third quarter of 2004, and about 8 percent from shipments in the second quarter of 2005. USSE shipments of 3.9 million tons in the first nine months of 2005 increased by approximately 4 percent from shipments in the first nine months of 2004. Tubular shipments of 264,000 tons in the third quarter of 2005 were flat compared to shipments in the same period in 2004, and decreased about 11 percent from the second quarter of 2005. Tubular shipments of 864,000 in the first nine months of 2005 were 7 percent higher than in the first nine months of 2004.

Raw steel capability utilization for domestic facilities and European facilities in the third quarter of 2005 averaged 71.9 and 64.1 percent, respectively, compared with 87.8 and 75.0 percent in the third quarter of 2004 and 74.4 and 80.2 percent in the second quarter of 2005. Raw steel capability utilization for domestic facilities and European facilities in the first nine months of 2005 averaged 78.7 and 76.2 percent, respectively, compared with 89.3 and 75.8 percent in the first nine months of 2004. Our largest blast furnaces in both the U.S. and in Europe were offline for the entire third quarter of 2005 while undergoing planned major rebuilds that should improve the productivity and reliability of these furnaces.

BALANCE SHEET

Cash and cash equivalents of $1,394 million at September 30, 2005 increased $357 million from year-end 2004. The increase was due primarily to positive cash generated from operating activities less capital expenditures, common stock repurchases and dividend payments.

Inventories increased $144 million from December 31, 2004, due mainly to higher raw material inventories.

Payroll and benefits payable decreased $65 million from year-end 2004 primarily as a result of a $130 million voluntary contribution to the main domestic defined benefit pension plan and reduced OPEB liabilities, partially offset by increased liabilities for profit-based payments, which include $191 million to be paid to the National Benefit Trust after it is established.

Accrued taxes decreased by $191 million compared to December 31, 2004. The change was primarily due to reversals related to the Gary property tax settlement and tax payments, partially offset by increased federal tax liabilities.

Treasury stock at September 30, 2005, primarily reflects the repurchase of 1,210,000 shares of U. S. Steel common stock for $52 million during the third quarter of 2005.

CASH FLOW

Net cash provided from operating activities of $884 million for the first nine months of 2005 was more than adequate to cover investing and financing outlays. Cash from operating activities in the first nine months of 2005 was reduced by a $130 million voluntary contribution to the main domestic defined benefit pension plan. Net cash provided from operating activities was $922 million in the comparable 2004 period, and was reduced by $120 million of voluntary contributions to the main domestic defined benefit pension plan.

Capital expenditures in the first nine months of 2005 were $473 million, compared with $367 million in the same period in 2004. Domestic expenditures were $298 million and included spending for the planned major rebuild of the largest Gary Works blast furnace, for environmental projects at our iron ore operations and for coke oven thru-wall repairs. European expenditures of $175 million included spending at USSK for air emissions reduction projects for coke-making and steelmaking facilities, for blast furnace upgrades and for a new automotive galvanizing line; and spending at USSB for the rehabilitation of the second blast furnace.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at September 30, 2005, totaled $95 million.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitment under this capital improvements program as of September 30, 2005, was $117 million. In addition, USSB has a commitment to the Serbian government that requires it to spend up to $157 million during the first five years for working capital; the repair, rehabilitation, improvement, modification and upgrade of facilities; and community support and economic development. USSB spent approximately $155 million (including working capital) through September 30, 2005, leaving a balance of $2 million under this commitment.

Capital expenditures for 2005 are expected to be approximately $730 million, including approximately $480 million for domestic facilities and approximately $250 million for European facilities. Capital expenditures for U. S. Steel’s European facilities may be higher or lower depending on exchange rates.

Repayment of long-term debt in the first nine months of 2004 primarily reflected the early redemption of a portion of senior debt in April. For more details, see “Liquidity and Capital Resources.”

Common stock issued in the first nine months of 2005 mainly resulted from stock sales through the exercise of employee stock options. Common stock issued in the first nine months of 2004 primarily reflected $294 million of net proceeds from U. S. Steel’s equity offering completed in March 2004. The remaining amount in the first nine months of 2004 mainly reflected stock sales through the exercise of options and sales to the United States Steel Corporation Savings Fund Plan for Salaried Employees.

Common stock repurchased reflects cash utilized to repurchase 1,210,000 shares of U. S. Steel common stock during the third quarter of 2005 in the open market. The U. S. Steel Common Stock Repurchase Program, which was announced during the third quarter of 2005, allows for the repurchase of up to eight million shares of its common stock from time to time in the open market or privately negotiated transactions.

Dividends paid in the first nine months of 2005 were $45 million, compared with $29 million in the same period in 2004. Payments in the first nine months of 2005 reflected quarterly dividend rates of eight cents per common share for the March payment and 10 cents per common share for the June and September payments. The quarterly dividend rate was five cents per common share for payments in the first nine months of 2004. Dividends paid in 2005 and 2004 also reflected a quarterly dividend of $0.875 per share for the Series B Preferred.

For discussion of restrictions on future dividend payments, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

U. S. Steel has a $500 million Receivables Purchase Agreement (RPA) with financial institutions that expires in November 2006. While the term of the RPA is five years, the commitments of the commercial paper conduit liquidity providers are for 364 days and currently terminate on November 23, 2005. U.S. Steel has requested renewals of the commitments and anticipates completing the renewals before the termination date. For further information regarding the RPA, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004. As of September 30, 2005, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

U. S. Steel also has a revolving credit facility that provides for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the RPA. The Inventory Facility, which expires in October 2009, contains restrictive covenants, many of which apply only when average availability under the facility is less than $100 million. For further information regarding the Inventory Facility, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004. As of September 30, 2005, U. S. Steel had in excess of $600 million of eligible inventory under the Inventory Facility, and utilized $6 million for letters of credit, reducing availability to $594 million.

At September 30, 2005, USSK had no borrowings against its $40 million and $20 million credit facilities, but had $4 million of customs guarantees outstanding, reducing availability to $56 million. Both facilities expire in December 2006.

In the third quarter of 2004, USSB entered into a EUR 9.3 million committed working capital facility secured by its inventory of finished and semi-finished goods. This facility expired on September 27, 2005. USSB entered into a new EUR 25 million facility on September 28, 2005, which is secured by its inventory of finished and semi-finished goods and expires September 28, 2008. Borrowing under this facility is subject to the satisfaction of certain conditions precedent, which are expected to be completed during the fourth quarter.

In 2001, U. S. Steel issued $535 million of 10 3/4% senior notes due August 1, 2008 (10 3/4% Senior Notes) and in 2003, U. S. Steel issued $450 million of 9 3/4% senior notes due May 15, 2010 (9 3/4% Senior Notes). On April 19, 2004, U. S. Steel redeemed $187 million principal amount of the 10 3/4% Senior Notes at a 10.75 percent premium, resulting in a reduction of the principal amount outstanding to $348 million, and redeemed $72 million principal amount of the 9 3/4% Senior Notes at a 9.75 percent premium, resulting in a reduction of the principal amount outstanding to $378 million. These were the aggregate principal amounts outstanding as of September 30, 2005.

The 10 3/4% Senior Notes and the 9 3/4% Senior Notes (together the Senior Notes) impose limitations on U. S. Steel’s ability to make restricted payments. For a discussion of restricted payments and the conditions that U. S. Steel must meet in order to make restricted payments, as well as other significant restrictions imposed on U. S. Steel by the Senior Notes, see the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004. As of September 30, 2005, U. S. Steel met those requirements and had approximately $1.6 billion of availability to make restricted payments.

If the Senior Note covenants are breached or if U. S. Steel fails to make payments under its material debt obligations or the RPA, certain creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral. This may also cause a termination event to occur under the RPA and a default under the Senior Notes. Additional indebtedness that U. S. Steel may incur in the future may also contain similar covenants, as well as other restrictive provisions. Cross-default and cross-acceleration clauses in the RPA, the Inventory Facility, the Senior Notes and any future additional indebtedness could have an adverse effect upon U. S. Steel’s financial position and liquidity.

U. S. Steel was in compliance with all of its debt covenants at September 30, 2005.

On April 7, 2005, Fitch Ratings upgraded U. S. Steel’s senior unsecured long-term debt rating to BB from BB- and raised the preferred stock rating to B+ from B.

U. S. Steel has used surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. U. S. Steel has replaced some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $110 million of liquidity sources for financial assurance purposes as of September 30, 2005, a decrease of $8 million during the first nine months of 2005, and expects a further decrease of approximately $3 million during the remainder of 2005.

U. S. Steel was contingently liable for debt and other obligations of Marathon Oil Corporation (Marathon) as of September 30, 2005, in the amount of $33 million. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as obligations relating to Industrial Development and Environmental Improvement Bonds and Notes in the amount of $472 million and certain lease obligations totaling $176 million that were assumed by U. S. Steel from Marathon, may be declared immediately due and payable.

The following table summarizes U. S. Steel’s liquidity as of September 30, 2005:

(Dollars in millions)

Cash and cash equivalents (a)	$1,378
Amount available under Receivables Purchase Agreement	500
Amount available under Inventory Facility	594
Amounts available under USSK credit facilities	56
Amounts available under USSB credit facilities	-

Total estimated liquidity	$2,528

(a)	Excludes $16 million of cash related to the Clairton 1314B Partnership because it is not available for U. S. Steel’s use.

U. S. Steel’s liquidity improved by $344 million from December 31, 2004, primarily reflecting an increase in cash and cash equivalents.

Congress is currently considering comprehensive pension funding reform legislation. There are many fundamental differences between the various versions of this legislation, although all involve new funding criteria and increased insurance premiums payable by plan sponsors, such as U. S. Steel, to the Pension Benefit Guaranty Corporation. While voluntary contributions could mitigate the impact of such legislation, such legislation, if adopted, could have a material impact on our cash flows. It is unclear whether any legislation will be adopted and any final legislation may be substantially different than the versions currently before the two Houses.

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

Commercial Commitments

Unconditional purchase obligations increased from $1,627 million at December 31, 2004 to $3,450 million at September 30, 2005 primarily as a result of raw material contract extensions.

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new off-balance sheet arrangements during the first nine months of 2005.

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

The European Commission (EC) has established carbon dioxide (CO2) emission limits for EU member countries. On October 20, 2004, the EC approved a national allocation plan for Slovakia (NAP) that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent and, on December 20, 2004, USSK filed an application for annulment of that decision in the Court of First Instance of the European Communities. In March 2005, the Slovak Ministry of the Environment (Ministry) confirmed in writing an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. USSK subsequently instituted legal proceedings in the Supreme Court of the Slovak Republic requesting annulment of the Ministry’s decision. The legal actions by USSK against the EC and Slovakia will not stay the effects of either the EC’s October 20, 2004 decision or the Ministry’s decision concerning USSK’s CO2 allowances. USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. Based on the fair value of the anticipated shortfall of allowances related to production in the first nine months of 2005, a long-term other liability of $13 million has been charged to income and recorded on the balance sheet. However, the actual shortfall of allowances for the entire initial allocation period (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted at this time.

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

U. S. Steel has been notified that it is a potentially responsible party (PRP) at 16 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of

September 30, 2005. In addition, there are 10 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 43 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 18 to Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information - Item 1. Legal Proceedings - Environmental Proceedings.”

During the third quarter of 2005, U. S. Steel accrued $4 million and spent $4 million for environmental remediation for domestic and foreign facilities. The total accrual for such liabilities at September 30, 2005 was $117 million. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards (FAS) No. 143.

The Senate Judiciary Committee has recommended to the Senate legislation that, if enacted, would create an asbestos trust fund that would provide benefits to asbestos claimants funded by payments over 30 years of $136 billion from companies and their insurers that have been involved in asbestos litigation, including U. S. Steel along with thousands of others. The legislation would provide an administrative system to process asbestos claims instead of resolution through judicial proceedings. The amount a company would be required to pay under the current version of the legislation would depend upon its placement among several tiers and sub-tiers, based upon corporate revenue and prior expenditures related to asbestos defense costs, settlements and judgments. Management estimates that if the legislation were adopted the annual cost to U. S. Steel would be somewhat greater than the historical cost of asbestos defense and settlement. It is unclear whether any legislation will be adopted and any final legislation may be substantially different than the version recommended by the Judiciary Committee.

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

OUTLOOK

With continuing reductions in service center inventory levels and firming spot prices, management expects fourth quarter market conditions to show improvement over the third quarter, but results will remain well below those of the first two quarters of the year. Our order book remains strong across all industries, but we will continue to be adversely affected by high natural gas prices and by reduced domestic raw steel capability for the duration of the Gary blast furnace rebuild.

For Flat-rolled, fourth quarter 2005 shipments and average realized prices are expected to improve compared to the third quarter; however, these effects may be more than offset by higher costs for natural gas. We expect the Gary No. 14 blast furnace to start up in December and to reach full production early next year.

For U. S. Steel Europe (USSE), fourth quarter shipments are expected to improve compared to the third quarter with all five blast furnaces operational after the October 12 restart of the No. 2 blast furnace in Slovakia. Average realized prices should also improve, reflecting the recent increase in spot prices. Raw material costs are expected to decline compared to the third quarter.

Shipments for the Tubular segment in the fourth quarter of 2005 are expected to return to second quarter levels while average realized prices should increase due to continued strong energy markets. The transfer price of tube rounds supplied by Flat-rolled was increased by $46 per ton effective October 1, 2005.

At December 31, 2003, U. S. Steel had required minimum liability adjustments that resulted in the recognition of an intangible asset of $440 million and a total cumulative net charge against equity of $1,462 million. At December 31, 2004, U. S. Steel did not have a required minimum pension liability adjustment. It is uncertain whether or not the main defined benefit pension plan will require a minimum pension liability adjustment when the plan is measured at year-end 2005.

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments, prices and pension matters. Some factors, among others, that could affect market conditions, costs, shipments and prices for both domestic operations and USSE include global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of the startup of the No. 14 blast furnace project at Gary Works and other facility projects; natural gas and electricity prices and usage; scrap and other raw materials availability and prices; the impact of fixed prices in energy and raw materials contracts (many of which have terms of one year or longer) as compared to short-term contract and spot prices of steel products; changes in environmental, tax and other laws; employee strikes; power outages; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and by actions taken by the U.S. Government and its agencies. Economic conditions and political factors in Europe that may affect USSE’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. Factors that may affect the amount of any minimum additional liability for the main defined benefit pension plan include, among others, pension fund investment performance, contributions to the pension fund, liability changes and interest rates. United States Steel Corporation operating results and cash flow will also be influenced by many factors, a number of which are outside of its control. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2004, and in subsequent filings for U. S. Steel.

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

In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delayed the effective date of FAS 123R. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. Under the SEC’s rule, FAS 123R is now effective for U. S. Steel for annual, rather than interim, periods that begin after June 15, 2005. U. S. Steel will apply this Statement to all awards granted on or after January 1, 2006, and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on and after January 1, 2006 for the portion of outstanding awards for which requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS 123 for proforma disclosures. Currently, U. S. Steel expects that the effect of adopting this Statement on 2006 results will be a reduction to net income of less than $10 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK AND RELATED RISK

Sensitivity analyses of the incremental effects on pretax income of hypothetical 10 percent and 25 percent decreases in commodity prices for open derivative commodity instruments as of September 30, 2005, are provided in the following table(a):

	Incremental Decrease in Income Before Income Taxes Assuming a Hypothetical Price Decrease of:

(Dollars in millions)	10%	25%
Commodity-Based Derivative Instruments

Zinc	$0.4	$1.1

(a)	Amounts reflect the estimated incremental effects on pretax income of hypothetical 10 percent and 25 percent decreases in closing commodity prices for each open contract position at September 30, 2005. Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to September 30, 2005, may cause future pretax income effects to differ from those presented in the table.

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in September 30, 2005 interest rates on the fair value of the U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)	Fair Value	Incremental Increase in Fair Value (b)
Non-Derivative Financial Instruments (a)
Financial assets:
Investments and long-term receivables	$10	$-
Financial liabilities:
Long-term debt (c) (d)	$1,371	$35

(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at September 30, 2005, on the fair value of U. S. Steel’s non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at September 30, 2005.

(c)	Includes amounts due within one year and excludes capital leases.

(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

At September 30, 2005, U. S. Steel’s portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $35 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel’s results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

FOREIGN CURRENCY EXCHANGE RATE RISK

U. S. Steel, primarily through U. S. Steel Europe, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 2005, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $23.5 million) and Slovak koruna (total notional value of approximately $62.7 million). A 10 percent increase in the September 30, 2005 euro forward rates would result in an $8.6 million charge to income.

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

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2005	2004	2005	2004
INCOME FROM OPERATIONS
Flat-rolled Products	$41	$362	$566	$810
U. S. Steel Europe	32	146	385	262
Tubular	124	55	379	83
Other Businesses	21	7	27	31

Segment Income from Operations	218	570	1,357	1,186
Retiree benefit expenses	(55)	(72)	(208)	(181)
Other items not allocated to segments:
Property tax settlement gain	-	-	70	-
Stock appreciation rights	(1)	(4)	2	(15)
Workforce reduction charges	(3)	-	(9)	-
Income from sale of real estate interests	-	-	-	43

Total Income from Operations	$159	$494	$1,212	$1,033

CAPITAL EXPENDITURES
Flat-rolled Products	$83	$109	$220	$167
U. S. Steel Europe	67	57	175	136
Tubular	1	3	4	8
Other Businesses	43	33	74	56

Total	$194	$202	$473	$367

OPERATING STATISTICS
Average realized price: ($/net ton)(a)
Flat-rolled Products	$586	$627	$624	$561
U. S. Steel Europe	562	573	631	496
Tubular Products	1,393	907	1,281	785
Steel Shipments: (a)(b)
Flat-rolled Products	3,191	3,745	9,950	11,888
U. S. Steel Europe	1,230	1,257	3,852	3,693
Tubular Products	264	266	864	807
Raw Steel-Production: (b)
Domestic Facilities	3,514	4,293	11,414	13,002
U. S. Steel Europe	1,200	1,400	4,234	4,211
Raw Steel-Capability Utilization: (c)
Domestic Facilities	71.9%	87.8%	78.7%	89.3%
U. S. Steel Europe	64.1%	75.0%	76.2%	75.8%
Domestic iron ore production (b)	5,878	5,546	16,930	17,169
Domestic iron ore shipments (b)(d)	6,066	6,930	15,687	17,688
Domestic coke production (b)(e)	1,602	1,659	4,607	4,974
Domestic coke shipments (b)(e)(f)	192	686	678	1,999
(a)	Excludes intersegment transfers.
(b)	Thousands of net tons.
(c)	Based on annual raw steel production capability of 19.4 million net tons for domestic facilities and 7.4 million net tons for U. S. Steel Europe.
(d)	Includes trade shipments and intersegment transfers.
(e)	Includes the 1314B Partnership.
(f)	Includes trade shipments only.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

Granite City Works received two Notices of Violations (NOVs), dated February 20, 2004 and March 25, 2004 for air violations at the coke batteries, the blast furnace and the steel shop. All of the issues have been resolved except for an issue relating to air emissions that occur when coke is pushed out of the ovens for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). The IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. The case is anticipated to be resolved by entering into a Consent Order in early 2006, which will include a revised pushing compliance plan and a penalty. IEPA has proposed a civil penalty of $175,000. On September 14, 2005, the Illinois Attorney General filed a complaint in the Madison County Circuit Court, titled People of the State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation, which included the issues raised in the two NOV’s.

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. In 1999, U. S. Steel paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future ecological monitoring costs, and U. S. Steel was obligated to purchase and restore several parcels of property that have been conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works. As of September 30, 2005, project costs have amounted to $52.5 million with another $200,000 presently projected to complete work under the approved sediment remediation plan. A Dredge Completion Report was submitted to EPA on March 29, 2004. EPA responded with written comments on the report. In response, U. S. Steel conducted additional sampling of river sediments in a portion of the dredge project area. Based on the results of the additional sediment sampling, U. S. Steel is considering additional dredging that would also include substantial bank stabilization measures. Negotiations to have this additional work considered as a final measure are proceeding. The additional dredging and bank stabilization is anticipated to cost approximately $9 million. A major modification to the Toxic Substances Control Act Approval is under review by EPA which, when issued, will permit the use of the Corrective Action Management Unit (CAMU) for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. Closure costs for the CAMU are estimated to be $4.9 million. In addition to the sediment remediation project, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $2.4 million.

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

On October 23, 1998, a final Administrative Order on Consent was issued by EPA addressing Corrective Action for solid waste management units throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. The Current Conditions Report, U. S. Steel’s first deliverable, was submitted to EPA in January 1997 and was approved by EPA in 1998. All remaining Phase I work plans have been approved by EPA. Two Phase II RFI work plans have been submitted to EPA for approval. Three self-implementing interim measures have been completed. Through September 30, 2005, U. S. Steel has spent approximately $19.6 million for the studies, work plans, field investigations and self-implementing interim measures. The cost to implement the remaining field investigations, interim measures and the submitted work plans is estimated to be $4.5 million. Until they are completed, it is impossible to assess what additional expenditures will be necessary.

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at its Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $406,000.

In December 1995, U. S. Steel reached an agreement in principle with EPA and the U.S. Department of Justice (DOJ) with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by U. S. Steel, EPA and DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two SEPs at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved for the site on September 16, 2002. Field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. The cost to complete this study is estimated to be $403,000. In addition, U. S. Steel has developed a corrective measure implementation plan for remediation of Upper Opossum Creek. The cost to U. S. Steel for implementing this plan is estimated to be $3.6 million. Lower Opossum Creek is approximately 4.5 miles of the Opossum Creek Area of Concern. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc. whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $418,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Implementation of the Phase I fieldwork for Ensley commenced in June 2004. The cost to complete this study is approximately $422,000.

Effective February 14, 2005, U. S. Steel entered into a consent order with Michigan Department of Environmental Quality related to Great Lakes Works that will include the installation of a new bag house for B2 Blast Furnace, which has been completed; the installation of baffles at the Quench Tower, which has been completed; projects to reduce emissions from the steel-producing facilities; a civil penalty of $950,000; and a SEP at a cost of $200,000 for river bank improvements. U. S. Steel has paid the civil penalty. Various construction projects are underway at the steel-producing facilities to improve emission capture and control. These projects are proceeding in compliance with the consent order schedule. Construction for the riverbank restoration SEP was completed in September 2005.

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.0 million for cleanup and agency oversight costs through September 30, 2005. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Current study and oversight costs are estimated at $416,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five year review recommendations.

In November 1989, the Utah Department of Environmental Quality issued a permit to U. S. Steel for the closure of three hazardous waste impoundments including facility-wide corrective action at U. S. Steel’s former Geneva Works. The permit was administratively extended until May 14, 2004, when it was reissued to U. S. Steel and Geneva Steel Company (Geneva), the site owner. The permit allocates responsibility for corrective action between U. S. Steel and Geneva. U. S. Steel has commenced the development of work plans that are necessary to begin field investigations on some areas of the facility for which U. S. Steel has responsibility under the permit. The remaining costs to prepare these work plans, implement field investigations and continue post closure care on the three hazardous waste impoundments are estimated to be approximately $7.9 million. On June 2, 2004, Geneva filed a motion in U.S. Bankruptcy Court for the District of Utah to approve the amendment and assumption of the 1987 Asset Sales Agreement, the acceptance of the permit and the retention of a remediation contractor. On July 7, 2004, the motion was heard and granted providing for Geneva’s continuing involvement and funding of the remediation required by the permit. Remedial work continues in accordance with the permit.

ASBESTOS LITIGATION

U. S. Steel is a defendant in approximately 470 active cases involving approximately 8,200 plaintiffs. At December 31, 2004, U. S. Steel was a defendant in approximately 500 active cases involving approximately 11,000 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). More than 7,900, or approximately 96 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

As discussed in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2004, management views the verdict and resulting settlement in the March 28, 2003 Madison County case as aberrational, and believes that the likelihood of similar results in other cases is remote, although not impossible. Through September 30, 2005, U. S. Steel has not experienced any material adverse change in its ability to resolve pending claims as a result of the Madison County settlement.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

U. S. Steel had no sales of unregistered securities during the period covered by this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by U. S. Steel of its equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1-31, 2005	910,000	$42.04	910,000	7,090,000
September 1-30, 2005	300,000	$44.27	300,000	6,790,000

The above shares were purchased pursuant to the U. S. Steel Common Stock Repurchase Program, which was announced on July 26, 2005 and allows for the repurchase of up to eight million shares of its common stock from time to time in the open market or privately negotiated transactions. The above purchases were all made in the open market.

Item 6. EXHIBITS

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

October 28, 2005

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.