Form 10-K
period 2005-12-31
UNITED STATES STEEL CORP
filed 2006-02-28
CIK 1163302

2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes     ✓     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes              No     ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.  Yes     ✓     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes              No     ✓

Aggregate market value of Common Stock held by non-affiliates as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter): $3.9 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

There were 108,832,518 shares of U. S. Steel Corporation Common Stock outstanding as of February 27, 2006.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated into Part III.

FORWARD-LOOKING STATEMENTS

Certain sections of the Annual Report of United States Steel Corporation (U. S. Steel) on Form 10-K, particularly Item 1. Business, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, include forward-looking statements concerning trends or events potentially affecting U. S. Steel. These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements.” References in this Annual Report on Form 10-K to “U. S. Steel”, “the Company”, “we”, “us” and “our” refer to U. S. Steel and its consolidated subsidiaries, unless otherwise indicated by the context.

PART I

Item 1. BUSINESS

U. S. Steel is an integrated steel producer with major production operations in the United States and Central Europe. An integrated producer uses iron ore and coke as primary raw materials for steel production. U. S. Steel has domestic annual raw steel production capability of 19.4 million net tons (tons) and Central European annual raw steel production capability of 7.4 million tons. U. S. Steel is also engaged in several other business activities, most of which are related to steel manufacturing. These include the production of iron ore pellets from taconite (rock containing iron) in the United States and the production of coke in both the United States and Central Europe; transportation services (railroad and barge operations); and real estate operations.

Segments

During 2005, U. S. Steel had three reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s domestic integrated steel mills and equity investees involved in the production of sheet, tin mill products and strip mill plate, as well as all domestic coke production facilities. These operations are principally located in the United States and primarily serve domestic customers in the service center, conversion, transportation (including automotive), container, construction and appliance markets. Effective May 20, 2003, the Flat-rolled segment includes the operating results of Granite City Works, Great Lakes Works, the Midwest Plant, ProCoil Company LLC (Procoil) and U. S. Steel’s equity interest in Double G Coatings Company L.P. (Double G), which were acquired from National Steel Corporation (National). In November 2003, U. S. Steel disposed of the Gary Works plate mill.

The acquisition of the assets of National on May 20, 2003, increased Flat-rolled’s annual raw steel production capability from 12.8 millions tons to 19.4 million tons. Domestic raw steel production was 15.3 million tons in 2005, 17.3 million tons in 2004 and 14.9 million tons in 2003, including results from the National assets following the acquisition. Domestic raw steel production averaged 79 percent of capability in 2005, compared to 89 percent of capability in 2004 and 88 percent of capability in 2003, recognizing the capability of National on a prorata basis. All steel produced in U. S. Steel’s domestic facilities is continuous cast.

The USSE segment includes the operating results of U. S. Steel Kosice (USSK), U. S. Steel’s integrated steel mill in Slovakia; and, effective September 12, 2003, U. S. Steel Balkan (USSB), U. S. Steel’s integrated steel facilities in Serbia. Prior to September 12, 2003, this segment included the operating results of activities under certain agreements with the former owner of USSB. These agreements were terminated in conjunction with the USSB acquisition. USSE primarily serves customers in the central and western European construction, conversion, service center, appliance, container, transportation, and oil, gas and petrochemical markets. USSE produces and sells sheet, strip mill plate, tin mill, tubular, precision tube and specialty steel products.

The acquisition of USSB on September 12, 2003, increased USSE’s annual raw steel production capability from 5.0 millions tons to 7.4 million tons. USSE’s raw steel production was 5.9 million tons in 2005, 5.7 million tons in 2004 and 4.8 million tons in 2003, including results from USSB following the acquisition. USSE’s raw steel production averaged 80 percent of capability in 2005, compared to 77 percent of capability in 2004 and 84 percent of capability in 2003, recognizing the capability of USSB on a prorata basis.

The Tubular segment includes the operating results of U. S. Steel’s domestic tubular production facilities. These operations produce and sell both seamless and electric resistance weld (ERW) tubular products. Tubular has the capability to produce 1.9 million tons of tubular products. The transfer price for steel rounds supplied by Flat-rolled is set at the beginning of the year based on expected total production costs and may be adjusted quarterly if actual production costs warrant.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of iron ore pellets, transportation services and the management and development of real estate. Effective May 20, 2003, Other Businesses include the operating results of iron ore pellet operations in Keewatin, Minnesota and the Delray Connecting Railroad Company, which were acquired from National. Prior to the sale on June 30, 2003 of U. S. Steel’s coal mines and related assets, Other Businesses were involved in the mining, processing and sale of coal.

U. S. Steel controls domestic iron ore properties having proven and probable iron ore reserves in grades that can be processed by U. S. Steel’s domestic operations. At year-end 2005, these reserves were estimated to be 808 million recoverable short tons. All reserves are located in Minnesota. Approximately 20 percent of these reserves are owned and the remaining 80 percent are leased. Current lease expiration dates vary from five to sixty years in the future, with the largest expiring in 2058. Leases are routinely revised and extended.

U. S. Steel’s transportation business provides rail and barge transportation services to a number of U. S. Steel’s domestic facilities as well as other domestic customers in the steel, coal, chemicals, oil refining and forest production industries.

For further information, see Note 6 to the Financial Statements.

Financial and Operational Highlights

Net Sales by Segment

The following table sets forth the total net sales of U. S. Steel by segment for each of the last three years.

(Dollars in millions, excluding intersegment sales)	2005	2004	2003(a)
Flat-rolled(b)(c)	$8,813	$9,827	$6,401
USSE	3,336	2,839	1,817
Tubular	1,546	941	573
Straightline(c)	–	–	138

Total sales from reportable segments	13,695	13,607	8,929
Other Businesses(d)	344	368	399

Net sales	$14,039	$13,975	$9,328
(a)	Includes National from the date of acquisition on May 20, 2003, and USSB from the date of acquisition on September 12, 2003.
(b)	Includes net sales from the 1314B Partnership effective January 1, 2004.
(c)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment. Prior year results have not been restated as, prior to December 31, 2003, Straightline had a separate management structure and was a different entity than residual Straightline.
(d)	Includes net sales from the management of mineral resources prior to February 2004, when U. S. Steel sold substantially all of the remaining mineral interests administered by our real estate business, and from the sale of coal prior to June 30, 2003, when U. S. Steel sold its coal mining business.

Income (Loss) from Operations

Income (Loss) from Operations by Segment(a)

The following table sets forth income (loss) from operations by segment for each of the last three years.

	Year Ended December 31,
		Adjusted(b)
(Dollars in Millions)	2005	2004	2003
Flat-rolled(c)	$602	$1,185	$(54)
USSE	502	439	214
Tubular	528	197	(25)
Straightline(c)	–	–	(70)

Total income from reportable segments	1,632	1,821	65
Other Businesses	43	58	15

Segment income from operations	$1,675	$1,879	$80
Retiree benefit expenses	(267)	(257)	(107)
Other items not allocated to segments:
Property tax settlement gain	70	–	–
Stock appreciation rights	1	(23)	(75)
Workforce reduction charges	(20)	(17)	(621)
Environmental remediation at previously sold facility	(20)	–	–
Income from sale of certain assets	–	43	47
Gain on timber contribution to pension plan	–	–	55
Asset impairments	–	–	(57)
Litigation items	–	–	(25)
Costs related to Straightline shutdown	–	–	(16)

Total income (loss) from operations	$1,439	$1,625	$(719)
(a)	See Note 6 to the Financial Statements for reconciliations and other disclosures required by FAS No. 131.

(b)	Adjusted from amounts previously reported due to the change in inventory accounting method at USSK. See Note 2 to the Financial Statements.

(c)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment. Prior year results have not been restated as, prior to December 31, 2003, Straightline had a separate management structure and was a different entity than residual Straightline.

Steel Shipments

Steel Shipments by Product

Steel Shipments by Product and Segment

The following tables set forth steel shipment data for U. S. Steel by segment and product for 2005, 2004 and 2003. Such data does not include shipments by joint ventures and other equity investees of U. S. Steel or shipments from Straightline for 2003.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Product – 2005

Hot-rolled Sheets	3,779	1,960	–	5,739
Cold-rolled Sheets	4,343	1,383	–	5,726
Coated Sheets	3,657	405	–	4,062
Tin Mill Products	1,388	561	–	1,949
Tubular	—	140	1,156	1,296
Semi-finished and Plates	129	762		891

TOTAL	13,296	5,211	1,156	19,663

Product – 2004

Hot-rolled Sheets	5,164	2,215	–	7,379
Cold-rolled Sheets	4,587	1,172	–	5,759
Coated Sheets	4,286	396	–	4,682
Tin Mill Products	1,443	510	–	1,953
Tubular	–	158	1,092	1,250
Semi-finished and Plates	155	589	–	744

TOTAL	15,635	5,040	1,092	21,767

Product – 2003

Hot-rolled Sheets	4,495	1,777	–	6,272
Cold-rolled Sheets	4,072	1,221	–	5,293
Coated Sheets	3,215	383	–	3,598
Tin Mill Products	1,105	320	–	1,425
Tubular	–	145	882	1,027
Semi-finished and Plates	630	1,003	–	1,633

TOTAL	13,517	4,849	882	19,248

Steel Shipments by Market

Steel Shipments by Market and Segment

The following tables set forth steel shipment data for U. S. Steel by segment and major market for 2005, 2004 and 2003. Such data does not include shipments by joint ventures and other equity investees of U. S. Steel or shipments from Straightline for 2003. No single customer accounted for more than 10 percent of gross annual revenues; however, Tubular has one customer that accounts for more than 10 percent of its segment revenues.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Major Market – 2005
Steel Service Centers	3,172	807	4	3,983
Further Conversion:
Trade Customers	1,638	1,302	1	2,941
Joint Ventures	1,744	–	–	1,744
Transportation (Including Automotive)	2,449	372	2	2,823
Construction and Construction Products	1,079	1,109	–	2,188
Containers	1,297	531	–	1,828
Oil, Gas and Petrochemicals	–	33	1,055	1,088
Export	515	–	94	609
All Other	1,402	1,057	–	2,459

TOTAL	13,296	5,211	1,156	19,663

Major Market – 2004
Steel Service Centers	4,270	1,050	6	5,326
Further Conversion:
Trade Customers	1,952	1,060	1	3,013
Joint Ventures	2,017	–	–	2,017
Transportation (Including Automotive)	2,557	314	2	2,873
Construction and Construction Products	1,774	1,090	–	2,864
Containers	1,361	456	–	1,817
Oil, Gas and Petrochemicals	–	40	987	1,027
Export	531	–	96	627
All Other	1,173	1,030	–	2,203

TOTAL	15,635	5,040	1,092	21,767

Major Market – 2003
Steel Service Centers	4,165	797	9	4,971
Further Conversion:
Trade Customers	1,526	1,293	50	2,869
Joint Ventures	1,728	12	–	1,740
Transportation (Including Automotive)	2,151	359	2	2,512
Construction and Construction Products	1,309	1,226	–	2,535
Containers	1,092	359	–	1,451
Oil, Gas and Petrochemicals	32	40	692	764
Export	484	–	129	613
All Other	1,030	763	–	1,793

TOTAL	13,517	4,849	882	19,248

Business Strategy

U. S. Steel’s strategy is based on our stated aspiration to be a conservative, responsible company that generates a competitive return on capital and meets our financial and stakeholder obligations. Within this value framework, our business strategy is to increase our value-added product mix; to expand our global business platform; to improve our capital structure and strengthen our balance sheet; to improve our reliability and cost competitiveness; and to become a world leader in safety performance.

In North America, we are focused on providing value-added steel products to our target markets where we believe that our leadership position, production and processing capabilities and technical service provide a competitive advantage. These products include advanced high strength steel and coated sheets for the automotive and appliance industries, sheets for the manufacture of motors and electrical equipment, galvanized and Galvalume® sheets for the construction industry, improved tin mill products for the container industry and oil country tubular goods. We significantly expanded our domestic value-added capability and strengthened our position in the automotive, container and construction industries with the 2003 acquisition of substantially all of the integrated steelmaking assets of National.

Through our November 2000 purchase of USSK in Slovakia, we initiated a major offshore expansion into the European market. We extended our presence in Central Europe in 2003 with the acquisition of USSB in Serbia. Our strategy is to be a leading European steel producer and the prime supplier of steel to growing European markets, to grow our customer base in Europe by providing reliable delivery of high-quality steel and to invest in value-added facilities, including an automotive hot-dip galvanizing line that is currently under construction and scheduled for start-up in early 2007.

We will assess domestic and international expansion opportunities, including raw materials, in light of changing global steel market conditions and long-term customer needs in order to maximize shareholder value; however, current high valuations reduce the appeal of a number of available opportunities. While we have most recently pursued expansion through 100 percent acquisition, we may also participate in future expansion through joint ventures, acquisitions of less than 100 percent equity interests and other means.

Over the last three years, we have taken a balanced approach to allocation of our capital resources and free cash flow. We have made strategic investments domestically and in Europe, increased our capital expenditures in order to enhance our infrastructure as well as to take advantage of cost reduction and value-added market opportunities, improved our capital structure, voluntarily funded our employee benefit obligations, increased our common stock dividends, repurchased our common stock and enhanced our liquidity.

For example, we acquired National and USSB in 2003. Subsequently, we have more than doubled our average annual capital spending over the 2003 level, focusing on investments such as tin mill, dynamo and automotive galvanizing facilities at USSK; the quench and temper line at Lorain Tubular Operations; major blast furnace projects at Gary Works, Granite City Works, USSK and USSB; refurbishing the steelmaking shop at USSB; and several significant environmental projects worldwide. In 2004, we redeemed $259 million of certain senior notes with the proceeds from an equity offering of eight million common shares and retired $281 million of USSK long-term debt, enhancing our balance sheet, reducing our interest cost and improving our maturity schedule. Over the last three years, we made voluntary contributions of $500 million to our main domestic defined benefit pension plan and $80 million to a qualified trust to fund retiree medical and life obligations. We increased our dividend twice in 2005, doubling it from 5 cents per share to 10 cents per share. We repurchased 5.8 million shares of common stock for $254 million, an average price of $43.55 per share. Finally, we improved our liquidity by approximately $1.2 billion after the acquisitions in 2003.

The National acquisition and the 2003 labor agreements with the United Steelworkers of America (USWA) covering all of our domestic facilities enabled us to achieve a major reduction in the cost structure of our domestic business. We are now focusing on administrative cost reductions in our European operations. Other ongoing cost improvement efforts include logistics and supply chain management improvements, global procurement initiatives, centralized processed products management and maintenance supplies management.

The foregoing statements of belief are forward-looking statements. Predictions regarding future cost savings are subject to uncertainties. Factors that may affect the amount of cost savings include the availability of a trained and optimally-sized workforce to operate our businesses and our ability to implement and maintain our cost reduction strategy. Actual results could differ materially from those expressed in these forward-looking statements.

We significantly improved our safety performance in 2005. On a global basis our OSHA recordable rate improved by 42% and we achieved a 65% reduction in the days away from work cases compared to 2004.

We have also entered into a number of joint ventures with domestic and international partners to take advantage of market or manufacturing opportunities.

Steel Industry Background and Competition

The steel industry is cyclical and highly competitive and historically has been characterized by excess world supply, which has restricted the ability of U. S. Steel and the industry to raise prices during periods of economic growth and resist price decreases during periods of economic contraction. In 2004, worldwide supply and demand were more in balance and supply was constrained by the availability of raw materials largely due to growing demand in China. This led to substantial price increases that continued into early 2005. Starting in the second quarter, excess service center inventory levels began to exert downward pressure on flat-rolled spot prices. Prices have strengthened recently as worldwide supply and demand returned to a more balanced position. U. S. Steel reduced production to respond to lower demand during much of 2005, and it has been reported that a number of domestic and international competitors did so as well. Current flat-rolled price levels are not nearly as high as those experienced in early 2005 and in late 2004. Supply and demand relationships worldwide are heavily influenced by supply and demand in China.

U. S. Steel is the seventh largest steel producer in the world, the second largest integrated steel producer in North America and one of the largest integrated flat-rolled producers in Central Europe. U. S. Steel competes with many domestic and foreign steel producers. Competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills, which primarily use steel scrap and, increasingly, iron-bearing feedstocks as raw materials. Mini-mills typically enjoy certain competitive advantages in the markets in which they compete through lower capital expenditures for construction of facilities and non-unionized work forces with lower total employment costs. Some mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers of flat-rolled products. Depending on market conditions, including market conditions for steel scrap, the production generated by flat-rolled mini-mills can have an adverse effect on U. S. Steel’s selling prices and shipment levels. Due primarily to growth in worldwide steel production, especially in China, prices for steelmaking commodities such as steel scrap, coal, coke and iron ore escalated to unprecedented levels in 2004 and these commodities remain very expensive. U. S. Steel’s balanced domestic raw materials position and limited dependence on purchased steel scrap has helped the competitive position of U. S. Steel’s domestic operations. The steel industry also faces competition in many markets from producers of materials such as aluminum, cement, composites, glass, plastics and wood.

U. S. Steel has approximately 46,000 active employees worldwide and provides defined benefit pension and/or other postretirement benefits to approximately 114,000 retirees and beneficiaries. Domestic integrated producers that have emerged from bankruptcy proceedings and mini-mills do not have comparable fixed retiree obligations.

Steel imports to the United States accounted for an estimated 25 percent of the domestic steel market in 2005, 26 percent in 2004 and 19 percent in 2003. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Increases in future levels of imported steel could reduce future market prices and demand levels for domestic steel.

The U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) are currently conducting five year “sunset” reviews of existing trade relief in four proceedings that include products of interest to U. S. Steel: Seamless Standard, Line and Pressure Pipe (SSLPP); Tin-Coated and Chromium-Coated Steel Sheet (Tinplate); Welded Pipe and Tube (Welded Pipe) and Corrosion-Resistant Carbon Steel Flat Products (Corrosion-Resistant). In these proceedings, the agencies will determine whether the existing trade relief should remain in effect.

The SSLPP proceeding involves anti-dumping orders put in place in 2000 against large diameter product from Japan and Mexico and small diameter product from the Czech Republic, Japan, Romania and South Africa. The DOC has completed its investigations, finding that dumping would be likely to continue or recur if any of these orders is revoked. The ITC will hold a hearing in March 2006 and thereafter decide whether injury to the domestic industry would be likely to continue or recur if any of the orders is revoked.

The Tinplate proceeding involves an anti-dumping order put in place in 2000 against product from Japan. The DOC has completed its investigations, finding that dumping would be likely to continue or recur if this order is revoked. The ITC will hold a hearing in April 2006 and thereafter decide whether injury to the domestic industry would be likely to continue or recur if any of the orders is revoked.

The Welded Pipe proceeding includes anti-dumping orders put in place in 1992 against product from Brazil, South Korea, Mexico and Taiwan. The DOC has completed its investigations, finding that dumping would be likely to continue or recur if any of these orders is revoked. The ITC will hold a hearing in May 2006 and thereafter decide whether injury to the domestic industry would be likely to continue or recur if any of the orders is revoked.

The Corrosion-Resistant proceeding involves anti-dumping orders against product from Australia, Canada, France, Germany, Japan and South Korea and countervailing duty orders against product from France, Germany and South Korea, all of which were put in place in 1993. The DOC is engaged in its investigations to determine whether dumping would be likely to continue or recur if any of these orders is revoked. The ITC is expected to hold its hearing in this matter in about September 2006.

Other sunset reviews that will be initiated in 2006 are: Oil Country Tubular Goods from Argentina, Italy, Japan, Korea and Mexico and Seamless Pipe from Argentina, Brazil and Germany (both in June 2006); Hot-Rolled Sheet and Strip from Argentina, China, India, Indonesia, Kazakhstan, the Netherlands, Romania, South Africa, Taiwan, Thailand and Ukraine (August 2006); and Welded Large Diameter Line Pipe from Japan and Mexico (November 2006).

U. S. Steel will monitor imports closely and file anti-dumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, financial results.

U. S. Steel’s domestic businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel’s competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to its prior disposal of environmentally sensitive materials. Domestic integrated facilities that have emerged from bankruptcy proceedings, mini-mills and other competitors generally do not have similar historic liabilities. For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

USSK and USSB conduct business primarily in Central and Western Europe and are subject to market conditions in those areas which are influenced by many of the same factors that affect domestic markets, as well as matters peculiar to international markets such as quotas and tariffs. USSK and USSB are affected by worldwide overcapacity in the steel industry, the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. In particular, USSK and USSB are subject to economic conditions, environmental regulations and political factors in Europe, which if changed could negatively affect results of operations and cash flow. These economic conditions, environmental regulations and political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, limits on emissions (see “Environmental Matters” for a discussion regarding carbon dioxide emissions limits, which are applicable to European Union (EU) member countries), and quotas, tariffs and other protectionist measures. USSK and USSB are affected by the volatility of raw materials prices, and USSB has recently been affected by curtailments of natural gas available in the one pipeline that supplies Serbia. USSK is subject to foreign currency exchange risks because its revenues are primarily in euros and its costs are primarily in U.S. dollars and Slovak koruna. USSB is subject to foreign currency exchange risks because its revenues are primarily in euros and Serbian dinars and its costs are primarily in U.S. dollars and Serbian dinars.

Facilities and Locations

Flat-rolled

With the exception of the Fairfield pipe mill, the operating results of all the facilities within U. S. Steel’s domestic integrated steel mills are included in Flat-rolled. These facilities include Gary Works, Great Lakes Works, Mon Valley Works, Granite City Works and Fairfield Works.

Gary Works, located at Gary, Indiana, has annual raw steel production capability of 7.5 million tons. Gary Works has three coke batteries, four blast furnaces, six steelmaking vessels, a vacuum degassing unit and four continuous slab casters. In January 2006, we completed a major rebuild of our largest blast furnace, which is located at Gary Works. Gary Works generally consumes all the coke it produces and sells several coke by-products. Finishing facilities include a hot strip mill, two pickling lines, two cold reduction mills, three temper mills, a double cold reduction line, two tin coating lines, an electrolytic galvanizing line and a hot dip galvanizing line. Principal products include hot-rolled, cold-rolled and coated sheets and tin mill products. Gary Works also produces strip mill plate. The Midwest Plant and East Chicago Tin are operated as part of Gary Works.

The Midwest Plant, located in Portage, Indiana, finishes hot-rolled bands. Midwest facilities include a pickling line, two cold reduction mills, two temper mills, a double cold reduction mill, two hot dip galvanizing lines, a tin coating line and a tin-free steel line. Principal products include tin mill products and hot dip galvanized, cold-rolled and electrical lamination sheets. Midwest was acquired from National.

East Chicago Tin is located in East Chicago, Indiana. Facilities include a pickling line, a cold reduction mill, a temper mill, a tin coating line and a tin-free steel line.

Great Lakes Works, located in Ecorse and River Rouge, Michigan, has annual raw steel production capability of 3.8 million tons. Great Lakes facilities include three blast furnaces, two steelmaking vessels, a vacuum degassing unit, two slab casters, a hot strip mill, a high-speed pickling line, a tandem cold reduction mill, a temper mill, an electrolytic galvanizing line and a hot dip galvanizing line. Principal products include hot-rolled, cold-rolled and coated sheets. Great Lakes Works was acquired from National.

Mon Valley Works consists of the Edgar Thomson Plant, located in Braddock, Pennsylvania; the Irvin Plant, located in West Mifflin, Pennsylvania; the Fairless Plant, located in Fairless Hills, Pennsylvania; and Clairton Works, located in Clairton, Pennsylvania. Mon Valley Works has annual raw steel production capability of 2.9 million tons. Facilities at the Edgar Thomson Plant include two blast furnaces, two steelmaking vessels, a vacuum degassing unit and a slab caster. Irvin Plant facilities include a hot strip mill, two pickling lines, a cold reduction mill, a temper mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. The Fairless Plant operates a hot dip galvanizing line. Principal products from Mon Valley Works include hot-rolled, cold-rolled and coated sheets, as well as coke produced at Clairton Works.

Clairton Works is comprised of twelve coke batteries, two of which are operated for the 1314B Partnership, which is discussed below. Clairton (including the 1314B Partnership) produced 4.3 million tons of coke in 2005, 4.3 million tons in 2004 and 4.5 million tons in 2003. Approximately 76 percent of annual production (including the 1314B Partnership) was consumed by U. S. Steel facilities in 2005 and the remainder was sold to other domestic steel producers. Several coke by-products are sold to the chemicals and raw materials industries.

U. S. Steel is the sole general partner of and owns an equity interest in the 1314B Partnership. As general partner, U. S. Steel is responsible for operating and selling coke and by-products from the partnership’s two coke batteries located at U. S. Steel’s Clairton Works. U. S. Steel’s share of profits during 2005 was 45.75 percent. U. S. Steel consolidates the results of the 1314B Partnership in its financial statements.

Granite City Works, located in Granite City, Illinois, has annual raw steel production capability of 2.8 million tons. Granite City’s facilities include two coke batteries, two blast furnaces, two steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Granite City Works generally consumes all the coke it produces and sells several coke by-products. Principal products include hot-rolled and coated sheets. Granite City Works was acquired from National.

Fairfield Works, located in Fairfield, Alabama, has annual raw steel production capability of 2.4 million tons. Fairfield Works facilities included in Flat-rolled are a blast furnace, three steelmaking vessels, a vacuum degassing unit, a slab caster, a rounds caster, a hot strip mill, a pickling line, a cold reduction mill, two temper/skin pass mills, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Principal products include hot-rolled, cold-rolled and coated sheets, and steel rounds for Tubular.

ProCoil, a wholly owned subsidiary located in Canton, Michigan, slits and cuts steel coils to desired specifications, provides laser welding services and warehouses material to service automotive customers. ProCoil was acquired from National.

U. S. Steel participates in a number of joint ventures which are included in Flat-rolled, most of which are conducted through subsidiaries or other separate legal entities. All such joint ventures are accounted for under the equity method. The significant joint ventures and other investments are described below, all of which are 50 percent owned except Feralloy Processing Company (FPC) and Acero Prime, S.R.L. de C.V. (Acero Prime), in which U. S. Steel holds 49 percent and 40 percent interests, respectively. For financial information regarding joint ventures and other investments, see Note 15 to the Financial Statements.

U. S. Steel and Pohang Iron & Steel Co., Ltd. (POSCO) of South Korea participate in a joint venture, USS-POSCO Industries (USS-POSCO), located in Pittsburg, California. The joint venture markets high quality sheet and tin mill products, principally in the western United States. USS-POSCO produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel from hot bands principally provided by U. S. Steel and POSCO, which each provide about 50 percent of its requirements. Total shipments by USS-POSCO were 1.2 million tons in 2005, 1.4 million tons in 2004 and 1.2 million tons in 2003.

U. S. Steel and Kobe Steel, Ltd. of Japan participate in a joint venture, PRO-TEC Coating Company (PRO-TEC). PRO-TEC owns and operates two hot-dip galvanizing lines in Leipsic, Ohio, which primarily serve the automotive industry. PRO-TEC’s annual capability is approximately 1.2 million tons. U. S. Steel supplies PRO-TEC with all of its requirements of cold-rolled sheets and markets all of its products. Total shipments by PRO-TEC were 1.1 million tons in 2005, 2004 and 2003.

U. S. Steel and Severstal North America, Inc. participate in Double Eagle Steel Coating Company (DESCO), a joint venture which operates an electrogalvanizing facility located in Dearborn, Michigan. The facility can coat both sides of sheet steel with free zinc or zinc alloy coatings, primarily for use in the automotive industry. DESCO processes steel supplied by each partner and each partner markets its share of the output. In 2005, 2004 and 2003, DESCO’s total production was 693 thousand tons, 650 thousand tons and 683 thousand tons, respectively, of electrogalvanized steel.

U. S. Steel and Mittal Steel Co. NV participate in the Double G joint venture, a hot dip galvanizing and Galvalume® facility located near Jackson, Mississippi, which primarily serves the construction industry. U. S. Steel’s interest was acquired from National on May 20, 2003. Double G’s production was 234 thousand tons in 2005, 316 thousand tons in 2004 and 288 thousand tons in 2003.

U. S. Steel and Worthington Industries, Inc. participate in a joint venture known as Worthington Specialty Processing, which operates a steel processing facility in Jackson, Michigan. The plant is operated by Worthington Industries, Inc. The facility is capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. In 2005, 2004 and 2003, Worthington Specialty Processing shipments were 342 thousand tons, 326 thousand tons and 282 thousand tons, respectively.

U. S. Steel and Olympic Steel, Inc. participate in a joint venture to process laser welded sheet steel blanks, Olympic Laser Processing (OLP). Due to challenging business conditions, it was decided in January 2006 to shut down OLP.

FPC, a joint venture between U. S. Steel and Feralloy Corporation, converts coiled hot strip mill plate into sheared and flattened plates for shipment to customers. The plant, located in Portage, Indiana, has a temper mill linked to a cut-to-length leveling line. The line provides stress-free, leveled product with a superior surface finish. FPC provides processing services to the joint venture partners and other steel consumers and service centers. FPC had annual revenues of $6.6 million in 2005, $5.1 million in 2004 and $3.4 million in 2003.

Chrome Deposit Corporation (CDC), a joint venture between U. S. Steel and Court Holdings, reconditions finishing work rolls, which require grinding, chrome plating, and/or texturing. The rolls are used on rolling mills to provide superior finishes on steel sheets. CDC has seven locations across the United States, with all locations near major steel mills. In 2005, 2004, and 2003, CDC had annual revenues of $18.3 million, $19.9 million and $19.0 million, respectively.

U. S. Steel, along with Feralloy Mexico, S.R.L. de C.V. and Mitsui Development Co., Inc., participates in a joint venture, Acero Prime. Acero Prime operates in Mexico with facilities in San Luis Potosi and Ramos Arizpe, and a leased warehouse in Toluca. Acero Prime provides slitting, warehousing and logistical services.

U. S. Steel carries out a wide range of applied research, development and technical support functions at a leased Research and Technology Center located in Monroeville, Pennsylvania. In 2006, the research, development and technical support functions currently performed in Monroeville will be relocated to a newly-acquired facility in Munhall, Pennsylvania.

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

USSE

USSE consists of USSK, USSB and several subsidiaries of each.

USSK is headquartered at its integrated facility in Kosice, Slovakia, which has annual raw steel production capability of 5.0 million tons. This facility has two coke batteries, three blast furnaces, four steelmaking vessels, a vacuum degassing unit, two dual strand casters, a hot strip mill, two pickling lines, two cold reduction mills, a temper mill, a temper/double cold reduction mill, two hot dip galvanizing lines, two tin coating lines, three dynamo lines and a color coating line.

In addition, USSK owns 100 percent of Walzwerk Finow GmbH, located in eastern Germany, which produces and ships about 90 thousand tons per year of welded precision steel tubes and cold-rolled specialty shaped sections from both cold-rolled and hot-rolled product supplied primarily by USSK. USSK also has facilities for manufacturing heating radiators, spiral welded pipe and refractories.

USSB has an integrated plant in Smederevo, Serbia which has annual raw steel production capability of 2.4 million tons. Facilities at this plant include two blast furnaces, three steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a cold reduction mill, a temper mill and a temper/double cold reduction mill. Other facilities include a tin mill in Sabac, a limestone mine in Kucevo, a river port and a foundry, all located in Serbia.

Tubular

Seamless products are produced on a mill located at Fairfield Works in Fairfield, Alabama, and on two mills located in Lorain, Ohio. ERW products are produced on a mill located in McKeesport, Pennsylvania, which is operated by Camp-Hill Corporation.

Other Businesses

U. S. Steel’s iron ore pellet operations are located at Mt. Iron (Minntac) and Keewatin (Keetac), Minnesota. During 2005, 2004 and 2003, these operations produced 22.3 million, 22.9 million and 18.6 million tons of iron ore pellets, respectively, including those produced at Keewatin after its acquisition in May 2003.

U. S. Steel owns 100 percent of Transtar, Inc. Transtar and its subsidiaries (the Elgin, Joliet and Eastern Railway Company in Illinois and Indiana; the Lake Terminal Railroad Company in Ohio; Union Railroad Company and McKeesport Connecting Railroad Company in Pennsylvania; the Birmingham Southern Railroad Company, Fairfield Southern Company, Inc., Mobile River Terminal Company, and Warrior and Gulf Navigation Company, all located in Alabama; and Delray Connecting Railroad Company in Michigan, which was acquired from National) comprise U. S. Steel’s transportation business.

U. S Steel owns and develops various real estate assets, which include approximately 200,000 acres of surface rights primarily in Alabama, Maryland, Michigan, Minnesota and Pennsylvania.

Raw Materials and Energy

Historically, supplies of raw materials and energy used to produce steel were more than sufficient and costs were relatively stable. In the past several years there has been a tightening of raw material availability and substantial increases in costs. As an integrated producer, U. S. Steel’s primary raw materials are iron units in the form of iron ore or taconite, carbon units in the form of coal and coke (which is produced from coal) and steel scrap. The amounts of such raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel producing equipment. In broad terms, U. S. Steel estimates that it consumes about 1.4 tons of coal to produce one ton of coke and that it consumes over 1.2 tons of iron ore pellets and a little less than 0.4 tons of coke for each ton of raw steel produced. While we believe that these estimates are useful for planning purposes, substantial variations occur.

Iron Ore

With the iron ore facilities at Minntac and Keetac, which contain an estimated 808 million short tons of recoverable reserves, U. S. Steel has the capability of being completely self-sufficient for its domestic iron ore requirements to support blast furnace production. Recoverable tons means the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Any surplus pellet production is sold to domestic and foreign consumers, including USSE. Depending on market conditions and transportation costs, internal iron ore requirements may be satisfied by the purchase of pellets from third parties, permitting the sale of additional pellets on the open market.

USSE purchases most of its iron ore requirements from third parties, but has purchased iron ore from U. S. Steel’s domestic iron ore facilities. U. S. Steel believes that supplies of iron ore, adequate to meet USSE’s needs, are available at competitive market prices. The main sources of iron ore for USSE are Russia and Ukraine, with supplemental supply from Slovakia, Venezuela and Brazil.

Coal

All of U. S. Steel’s domestic coal requirements are purchased from third parties. U. S. Steel believes that supplies of coal adequate to meet its domestic needs are available from third parties at competitive market prices. Coal supplies were disrupted during late 2003 and throughout 2004 largely due to the declarations of force majeure by several of U. S. Steel’s major coal suppliers. Supplies were disrupted in early 2005 due to river lock closures resulting from flooding. U. S. Steel has entered into contracts at competitive market prices for its domestic coal requirements in 2006.

USSK’s coal requirements are purchased from third parties. U. S. Steel believes that supplies of coal adequate to meet USSK’s needs are available from third parties at competitive market prices. The main sources of coal for USSK include Poland, the Czech Republic, the United States, Russia and Ukraine. USSK has entered into contracts at competitive market prices for its coal requirements in 2006. USSB, which purchases coke, does not currently require coal to support its operations.

Coke

Domestically, U. S. Steel operates cokemaking facilities at its Clairton, Pennsylvania; Gary, Indiana; and Granite City, Illinois locations. These facilities have the capability to supply the majority of U. S. Steel’s domestic metallurgical coke requirements for blast furnace production. A prior relationship with a coke facility adjacent to the Great Lakes Works expired at year-end 2005. Blast furnace coal injection processes at Gary Works, Great Lakes Works and Fairfield Works reduce U. S. Steel’s domestic coke requirements. U. S. Steel routinely sells or swaps a portion of the coke production from its Clairton facility. To the extent that it is necessary or appropriate considering existing needs and/or applicable transportation costs, coke is purchased from or swapped with domestic and international suppliers or other end-users. We are evaluating alternatives to add cokemaking capacity and to enhance energy recovery efficiencies.

USSK operates a cokemaking facility that primarily serves the steelmaking operations at USSK. Depending on market conditions and operational schedules, USSK may purchase small quantities of coke on the open market and may occasionally supply a portion of USSB’s needs. Blast furnace coal injection processes at USSK reduce its coke requirements. USSB purchases predominantly all of its coke requirements from third party suppliers. U. S. Steel believes that supplies of coke, adequate to meet USSK’s and USSB’s needs, are available at competitive market prices. The main sources of coke for USSK and USSB in 2006 are expected to be Poland, Ukraine, Russia, Bosnia, China and the Czech Republic.

Limestone

All domestic limestone requirements are purchased from third parties. U. S. Steel believes that supplies of limestone adequate to meet its domestic needs are readily available from third parties at competitive market prices.

All limestone requirements for USSK are purchased from a third party under a long-term contract. USSB sources approximately 50 percent of its limestone requirements from third party suppliers with the balance coming from production from a limestone mine under its direct control. U. S. Steel believes that supplies of limestone adequate to meet USSB’s needs are available from third parties at competitive market prices.

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

Natural Gas

U. S. Steel purchases all of its domestic natural gas requirements from third parties. U. S. Steel believes that supplies of natural gas adequate to meet its domestic needs are available from third parties at competitive market prices. Currently, about 60 percent of U. S. Steel’s domestic natural gas purchases are based on solicited bids, on a monthly basis, from various vendors; approximately 15 percent are made through long-term contracts; and the remainder are made daily. U. S. Steel utilizes some hedging and derivative purchasing practices with regard to domestic requirements for natural gas because of the volatility of natural gas markets. As shown in the graph, domestic natural gas prices have increased significantly over the last several years.

USSK and USSB purchase their natural gas requirements from third parties. U. S. Steel believes that supplies of natural gas, adequate to meet USSE’s needs, are normally available from third parties at competitive market prices. Natural gas prices in Slovakia and Serbia have been less volatile than in the U.S.; however, prices increased in 2004 and 2005 and are expected to increase again in 2006. USSB has recently experienced curtailments of its natural gas supplies. Serbia relies upon a single pipeline system for its natural gas, making USSB and other industrial customers vulnerable to disruptions in this system.

Commercial Sales of Product

U. S. Steel characterizes its sales as contract if sold pursuant to an agreement with a one year or longer duration and as spot if sold pursuant to a shorter term contract. In 2005 approximately 50%, 25% and 5% of sales by Flat rolled, USSE and Tubular, respectively, were contract sales. U. S. Steel does not consider sales backlog to be a meaningful measure since volume commitments in most contracts are based on each customer’s specific monthly orders.

Environmental Matters

U. S. Steel maintains a comprehensive environmental policy overseen by the Corporate Governance and Public Policy Committee of the U. S. Steel Board of Directors. The Environmental Affairs organization has the responsibility to ensure that U. S. Steel’s operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Executive Environmental Committee, which is comprised of officers of U. S. Steel, is charged with reviewing its overall performance with various environmental compliance programs. Also, U. S. Steel, largely through the American Iron and Steel Institute and the International Iron and Steel Institute, continues its involvement in the development of various air, water and waste regulations with federal, state and local governments and international stakeholders concerning the implementation of cost effective pollution reduction strategies.

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

USSK is subject to the laws of Slovakia and the European Union (EU). The environmental requirements of Slovakia and the EU are comparable to domestic environmental standards. USSK’s environmental expenses in 2005 included fees and/or penalties totaling approximately $8 million. There are no legal proceedings pending against USSK involving environmental matters. USSK has entered into an agreement with the Slovak government to bring its facilities into environmental compliance in order to meet environmental standards as established from time to time by Slovak law. One current compliance project is a dedusting system for Steel Shop No. 2 to meet air emission standards for particulates. These standards are applicable January 1, 2007 and USSK is attempting to complete the project by this deadline; however, project completion is currently anticipated for the first quarter 2007. Failure to meet the applicable deadline could result in the imposition of corrective measures by the Slovak Ministry of Environment (Ministry).

While the United States has not ratified the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC), in order to provide EU member states a mechanism for fulfilling their Kyoto commitments, has established its own CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan for Slovakia that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Ministry imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions agains the EC and the Ministry challenging these reductions. In addition, USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. However, the actual shortfall of allowances for the initial allocation period (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted at this time. Based on the fair value of the anticipated shortfall of allowances related to production in 2005, a long-term other liability of $4 million has been charged to income and recorded on the balance sheet. Domestically, while ratification of the Kyoto Protocol does not seem likely in the near term, there remains the possibility that the U.S. Environmental Protection Agency may impose limitations on greenhouse gases. The impact on U. S. Steel’s domestic operations cannot be estimated.

USSB is subject to the laws of the Union of Serbia and Montenegro. These laws are currently less restrictive than either the EU or U.S. standards, but this is expected to change over the next several years in anticipation of possible EU accession. Under the terms of the acquisition, USSB will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study. The study was completed in June 2004 and submitted to the Government of Serbia in accordance with the terms of the acquisition.

For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Air

The CAA imposes stringent limits on air emissions with a federally mandated operating permit program and civil and criminal enforcement sanctions. The principal impact of the CAA on U. S. Steel is on the cokemaking and primary steelmaking operations, as described in this section.

The CAA requires the regulation of hazardous air pollutants and development and promulgation of Maximum Achievable Control Technology (MACT) Standards. It was determined in 1995 that the Chrome Electroplating MACT did not apply to steel mill sources; however, the U.S. Environmental Protection Agency (EPA) stated that MACT standards applicable to these sources would be forthcoming. To date, there has been no action taken. U. S. Steel facilities that potentially would be affected are the electrolytic tinning lines at Gary Works and the tin-free steel lines at East Chicago Tin and the Midwest Plant. The EPA MACT standards for integrated iron and steel plants require compliance by May 22, 2006. The taconite iron ore processing MACT requires compliance by October 30, 2006. U. S. Steel anticipates that additional emissions control equipment will be needed to comply with the taconite iron ore processing MACT at Minntac. Keetac has installed an air scrubber for that purpose. Costs associated with compliance with these MACT standards are included in the capital expenditures disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

The CAA specifically addressed the regulation and control of coke oven batteries. U. S. Steel has elected to comply with the Lowest Achievable Emission Rate (LAER) standards and believes it will be able to meet the current LAER standards. The LAER standards are expected to be further revised in 2010 and additional health risk-based standards are expected to be adopted in 2020. The Phase II Coke MACT for pushing, quenching and battery stacks requires compliance by April 14, 2006. The EPA is developing regulations to address Regional Haze, the impact of which could be significant to U. S. Steel, but the cost cannot be reasonably estimated until the final regulations are promulgated and, more importantly, the states implement their State Implementation Plans covering their standards. For additional information regarding significant enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

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

Remediation

A significant portion of U. S. Steel’s currently identified environmental remediation projects relate to the remediation of former and present operating locations. A number of these locations were sold by U. S. Steel and are subject to cost-sharing and remediation provisions in the sales agreements. Projects include completion of the remediation of the Grand Calumet River, remediation of the former Geneva Works and the closure and remediation of permitted hazardous and non-hazardous waste landfills.

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

Property, Plant and Equipment Additions

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Notes 16 and 25 to the Financial Statements.

Employees

As of December 31, 2005, U. S. Steel employees totaled approximately 21,000 domestically and approximately 25,000 in Europe. Most domestic hourly employees of U. S. Steel’s steel, coke and iron ore pellet facilities are covered by a collective bargaining agreement with the USWA, which expires in September 2008 and contains a no-strike provision. At Granite City Works, employees who work in the cokemaking and blast furnace operations are represented by the International Chemical Workers Union; and a small number of employees are represented by the Bricklayers and Laborers International unions. Agreements with these unions expire in November and December 2008, and also contain no-strike provisions. Domestic hourly employees engaged in transportation activities are represented by the USWA and other unions and are covered by collective bargaining agreements with varying expiration dates. In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires in December 2007, which is subject to annual wage negotiations. Most employees at USSB are represented by three unions and are covered by a collective bargaining agreement that expires in November 2006, which is also subject to annual wage negotiations. On February 10, 2006, USSB and two of the three unions agreed to the hourly base earnings for 2006 and signed an annex to the collective bargaining agreement. As of the date of this filing, the largest labor union at USSB had not agreed to the negotiated 2006 hourly base earnings or signed the annex.

Available Information

U. S. Steel’s Internet address is www.ussteel.com. U. S. Steel posts its annual report on Form 10-K, its quarterly reports on Form 10-Q and its proxy statement to its web site as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (SEC). U. S. Steel also posts all press releases and earnings releases to its web site.

All other filings with the SEC are available via a direct link on the U. S. Steel web site to the SEC’s web site, www.sec.gov.

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

Other Information

Information on net sales, depreciation, capital expenditures and income (loss) by reportable segments and for Other Businesses and on net sales and assets by geographic area are set forth in Note 6 to the Financial Statements.

For significant operating data for U. S. Steel for each of the last five years, see “Five-Year Operating Summary” on pages F-60 and F-61.

Item 1A. RISK FACTORS

Risk Factors Concerning the Steel Industry

Steel consumption is cyclical and worldwide overcapacity in the steel industry and the availability of alternative products have resulted in intense competition, which may have an adverse effect on profitability and cash flow.

Steel consumption is highly cyclical and generally follows general economic and industrial conditions both worldwide and in various smaller geographic areas. The steel industry has historically been characterized by excess world supply. This has led to substantial price decreases during periods of economic weakness, which have not been offset by commensurate price increases during periods of economic strength. Substitute materials are increasingly available for many steel products, which further reduces demand for steel.

Rapidly growing demand and supply in China and other developing economies may result in additional excess worldwide capacity and falling steel prices.

Over the last several years steel consumption in China and other developing economies such as India has increased at a rapid pace. Steel companies have responded by developing plans to rapidly increase steel production capability in these countries. Steel production, especially in China, has been expanding rapidly and could be well in excess of Chinese demand depending on continuing demand growth rates. Because China is now the largest worldwide steel producer by a significant margin, any significant Chinese capacity excess could have a major impact on world steel trade and prices if excess production is exported to other markets.

Increases in prices and limited availability of raw materials and energy may constrain operating levels and reduce profit margins.

Steel producers require large amounts of raw materials – iron ore or other iron containing material, steel scrap, coke and coal for integrated producers such as U. S. Steel, and scrap for mini-mill producers. Both integrated and mini-mill producers consume large amounts of energy. Over the last several years, prices for raw materials and energy, in particular natural gas, have increased significantly. In many cases these price increases have been a greater percentage than price increases for the sale of steel products. U. S. Steel and other steel producers have periodically been faced with problems in receiving sufficient raw materials and energy in a timely manner, resulting in production curtailments. These production curtailments and escalated costs have reduced profit margins and may continue to do so in the future.

Increased imports of steel products into the U.S. could negatively affect domestic steel prices and demand levels and reduce profitability of domestic producers.

Steel imports to the United States accounted for an estimated 25 percent of the domestic steel market in 2005, 26 percent in 2004 and 19 percent in 2003. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Import levels may also be impacted by decisions of government agencies under U.S. trade laws. Increases in future levels of imported steel could reduce future market prices and demand levels for domestic steel.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs.

Domestic steel producers are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Environmental laws and regulations, particularly the Clean Air Act, could result in substantially increased capital, operating and compliance costs.

International environmental requirements vary. While standards in the European Union and Japan are generally comparable to domestic standards, other nations have substantially lesser requirements that may give competitors in such nations a competitive advantage.

Unplanned equipment outages and other unforeseen disruptions may reduce our results of operations.

Our steel production depends on the operation of critical pieces of equipment, such as blast furnaces, casters and hot strip mills. It is possible that we could experience prolonged periods of reduced production due to unplanned equipment failures. It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents and severe weather conditions. Availability of supplies could also be affected by logistical disruptions (shortages of barges or rail cars). To the extent that lost production could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and our unit production costs could be adversely affected.

Risk Factors concerning U. S. Steel Legacy Obligations

Many lawsuits have been filed against U. S. Steel involving asbestos-related injuries, which could have a material adverse effect on our financial position, results of operation and cash flow.

U. S. Steel is a defendant in a large number of cases in which approximately 8,400 claimants actively allege a variety of respiratory and other diseases based on alleged exposure to asbestos. Many of these cases involve multiple claimants (often hundreds or thousands) and defendants (typically from fifty to more than one hundred). It is possible that we may experience large judgments against us in the future that could have an impact upon the number of future claims filed against us and on the amount of future settlements, which would have an adverse impact on our profitability and cash flow.

Our retiree employee health care and retiree life insurance plan costs, most of which are unfunded obligations, are higher than those of many of our competitors. These plans create a competitive disadvantage and negatively affect our profitability and cash flow.

We maintain defined benefit retiree health care and life insurance plans covering most of our domestic employees and former employees upon their retirement. As of December 31, 2005, approximately 114,000 current retirees and beneficiaries are receiving pension and/or medical benefits. U. S. Steel’s underfunded benefit obligations for retiree medical and life insurance were $2.3 billion at year-end 2005. Most of these underfunded obligations are subject to collective bargaining agreements with unionized workforces and will be subject to future negotiations. Other postretirement benefit expense is expected to be approximately $111 million in 2006.

Many domestic and international competitors do not provide defined benefit retiree health care and life insurance plans and other international competitors operate in jurisdictions with government sponsored health care plans that may offer them a cost advantage. Several domestic competitors provide defined contribution health care plans with contributions increased based upon profitability. This will provide these competitors with a significant competitive advantage during periods of low profits.

Our defined benefit pension plan costs are higher than those of our competitors. These plans create a competitive disadvantage and negatively affect our profitability and cash flow.

We have noncontributory defined benefit pension plans covering many of our domestic employees and former employees upon their retirement. The funded status of these plans declined from an overfunded position of $1.2 billion at year-end 2001 to an underfunded position of $606 million at year-end 2005. Minimum contributions to these plans is controlled under ERISA and other government regulations and substantial cash contributions may be required. The amount of annual contributions may be substantially increased if Congress adopts pension reform legislation such as that currently under consideration. Pension benefits are subject to collective bargaining agreements with unionized workforces and will be subject to future negotiations.

Most domestic and international competitors do not provide defined benefit pension plans, but may provide defined contribution pension plans with contributions increasing based upon profitability. This will provide these competitors with a significant competitive advantage during periods of low profits.

We have higher environmental remediation costs than our competitors. This creates a competitive disadvantage and negatively affects our profitability and cash flow.

U. S. Steel is currently involved in approximately 60 remediation projects at currently operating facilities, facilities that have been closed or sold to third parties and other sites where material generated by U. S. Steel was deposited. In addition, there are numerous other former operating or disposal sites that could become the subject of remediation.

Environmental remediation costs and related cash requirements of many of our competitors may be substantially less than ours. Many international competitors do not face similar laws in the jurisdictions where they operate. Numerous domestic competitors have substantially shorter operating histories than we do, resulting in less exposure for environmental remediation. Domestic competitors that have obtained relief under the Bankruptcy Code may have been released from certain environmental obligations that existed prior to the bankruptcy filing.

Other Risk Factors applicable to U. S. Steel

The terms of our indebtedness may restrict our ability to pay dividends.

Under the terms of our 10 3/4% Senior Notes due 2008 and our 9 3/4% Senior Notes due 2010 (collectively, the “Senior Notes”), we are not able to pay dividends on capital stock unless we meet certain restricted payment tests.

The terms of our indebtedness and our accounts receivable program contain restrictive provisions that may limit our flexibility.

We have Senior Notes outstanding in the aggregate principal amount of $726 million as of December 31, 2005. The Senior Notes impose significant restrictions on us such as limits on additional borrowings and certain investments and the use of funds from asset sales. Our $600 million revolving credit agreement secured by inventory prohibits us from selling certain principal properties and imposes additional restrictions if the amount available to be borrowed under that agreement is less than $100 million. Such restrictions include maintaining a fixed charge coverage ratio and limitations on capital expenditures and investments. The Senior Notes, the revolving credit agreement and some of our other loan facilities and leases have provisions that may cause a default under one of these agreements to become a default under the others. These covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.

Rating agencies may downgrade our credit ratings, which would make it more difficult for us to raise capital and would increase our financial costs.

Any downgrade in our credit ratings would make raising capital more difficult, would increase the cost of future borrowings and would affect the terms on which we purchase goods and services. In addition, the fees payable under our receivables sales program would increase and the amount of receivables eligible for sale could be reduced.

“Change in control” clauses may require us to immediately purchase or repay debt.

Upon the occurrence of “change in control” events specified in our Senior Notes, inventory facility and various other loan documents, the holders of our indebtedness may require us to immediately purchase or repay that debt on less than favorable terms. We may not have the financial resources to make these purchases and repayments, and a failure to purchase or repay such indebtedness would trigger cross-acceleration clauses under the Senior Notes and other indebtedness.

We have deferred tax assets that we may not be able to realize.

As of December 31, 2005, U. S. Steel had net federal, foreign and state deferred tax assets of $486 million. Although management believes that it is more likely than not that future operating results and tax planning strategies generating sufficient future taxable income can be utilized to realize the net deferred tax assets, there can be no assurance that we will be able to generate such results or implement these strategies.

Our international operations expose us to uncertainties and risks from abroad, which could negatively affect our results of operations.

USSK, located in the Slovak Republic, and USSB, located in Serbia, constitute nearly 28% of our total raw steel production capability, and accounted for 24% of net sales for 2005. Both USSK and USSB are subject to economic conditions and political factors in Europe, which if changed could negatively affect their results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation and quotas, tariffs and other protectionist measures. USSK and USSB are also subject to foreign currency exchange risks.

Any future international acquisitions would expose us to similar risks.

Natural gas supplies to USSB may be curtailed and such curtailments would have a negative effect on our profitability and cash flows.

USSB is dependent upon availability of natural gas in Serbia, which is dependent upon a single pipeline. Serbia has experienced major curtailments during periods of peak demand in Eastern Europe. Such curtailments have forced USSB to interrupt steel production and finishing operations in the past and this could recur in the future.

The carbon dioxide emission limits established by the European Commission may limit the amount of steel that can be produced at USSK and negatively affect our results of operations and cash flow.

The European Commission (EC) has established carbon dioxide (CO2) emission limits for EU member countries. Under this program the Slovak Ministry of the Environment has reduced the amount of CO2 that USSK may emit. USSK may be required to reduce its production or purchase emission credits, either of which may have a negative impact on income and cash flow.

Our business requires substantial debt service, contingent obligations, capital investment, operating lease, capital commitments and maintenance expenditures that we may be unable to fulfill.

With approximately $1.6 billion of debt outstanding as of December 31, 2005, we have substantial debt service requirements. Interest and other financial costs, excluding foreign currency losses, interest income, capitalized interest and the adjustment from the Gary property tax settlement, totaled $124 million in 2005 and are expected to be about the same in 2006; however, interest and other financial costs will change with changes to our capital structure.

Our operations are capital intensive. For the five-year period ended December 31, 2005, total capital expenditures were $2.2 billion. USSK has a commitment to the Slovak government for a capital improvements program over a period commencing with the acquisition date and ending on December 31, 2010. As of December 31, 2005, the remaining commitment under this program was $53 million. At December 31, 2005, our domestic contract commitments to acquire property, plant and equipment totaled $82 million and we were obligated to make aggregate lease payments of $376 million under operating leases.

In addition to capital expenditures and lease payments, we spend significant amounts for maintenance of raw material, raw steel and steel-finishing production facilities, including periodic relines or rebuilds of our seventeen blast furnaces.

As of December 31, 2005, we had contingent obligations consisting of indemnity obligations under active surety bonds, trusts and letters of credit totaling approximately $133 million, guarantees of approximately $10 million of indebtedness for unconsolidated entities and contractual purchase commitments under purchase orders and “take or pay” arrangements of approximately $3.9 billion, plus contingencies under the sale of our mining assets of approximately $79 million. As the general partner of the Clairton 1314B Partnership, L.P., we are obligated to fund cash shortfalls incurred by that partnership but may withdraw as the general partner if we are required to fund in excess of $150 million in operating cash shortfalls. As of December 31, 2005, we were also contingently liable for $2 million of debt and other obligations of Marathon.

Our business may not generate sufficient operating cash flow or external financing sources may not be available in amounts sufficient to enable us to service or refinance our indebtedness or to fund other liquidity needs.

U. S. Steel is exposed to uninsured losses.

U. S. Steel’s insurance coverage against catastrophic casualty and business interruption exposures contains certain common exclusions, substantial deductibles and self insurance retentions.

Our collective bargaining agreements may limit our flexibility.

The collective bargaining agreement with the USWA contains provisions that prohibit us from pursuing any North American transaction involving steel or steel-related assets without the consent of the USWA, grants the USWA a right to bid on any sale of one or more facilities covered by the collective bargaining agreement and requires us to make reasonable and necessary capital expenditures to maintain the competitive status of our domestic facilities. That agreement also restricts our ability to trade, sell or use foreign-produced coke and iron ore in North America, and further requires that the ratio of non-USWA employees to USWA employees at our domestic facilities not exceed 1 to 5.

Strikes, work stoppages and customer concern about the possibility of strikes, particularly upon the expiration of our major domestic collective bargaining agreement, could adversely impact our relationships with our customers which in turn could have a material adverse effect on our business, financial condition or results of operations. In addition, mini-mill producers and certain foreign competitors and producers of comparable products do not have unionized work forces. This may place us at a competitive disadvantage.

While other domestic integrated unionized steel producers have similar requirements in their agreements with the USWA, foreign and non-union domestic producers are not subject to such requirements.

U. S. Steel is involved in multiemployer plans covering pensions and other postretirement benefit costs. We have legal and contractual requirements for future funding of these plans, which will have a negative effect on our cash flows. In addition, funding requirements for participants could increase as a result of any underfunding of these plans.

U. S. Steel is subject to work stoppages as a result of periodic labor negotiations at facilities in Europe.

Most employees at USSK and USSB are represented by unions pursuant to agreements that expire in December 2007 and November 2006, respectively, both of which are subject to annual wage rate negotiations. Any strike or work stoppage upon expiration of the current agreements or as a result of the inability to agree on annual wage rates could have significant negative effects on results of operations.

Customer payment defaults could have an adverse effect on our financial condition and results of operations.

Many of our customers operate in cyclical industries and could experience financial difficulties in times of economic downturn. In some cases, these difficulties may result in bankruptcy filings or cessation of operations. If customers experiencing financial problems default on paying amounts owed to us, we may not be able to collect these amounts or recognize expected revenue. Any material payment defaults by our customers could have an adverse effect on our results of operations and financial condition.

There are risks associated with acquisitions.

The success of recent acquisitions and any future acquisitions will depend substantially on our ability to integrate the acquired operations successfully with existing operations. If we are unable to integrate new operations successfully, our financial results and business reputation could suffer. Recent acquisitions in the steel industry have involved prices significantly higher than the prices we paid for our recent acquisitions. Such prices will make it more difficult to achieve adequate financial returns. Additional risks associated with acquisitions are the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience. International acquisitions may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

Provisions of Delaware Law, our governing documents and our rights plan may make a takeover of U. S. Steel more difficult.

Certain provisions of Delaware law, our certificate of incorporation and by-laws and our rights plan could make more difficult or delay our acquisition by means of a tender offer, a proxy contest or otherwise and the removal of incumbent directors. These provisions are intended to discourage certain types of coercive takeover practices and inadequate takeover bids, even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following table lists U. S. Steel’s properties, their locations and their products and services:

North American Operations

Property	Location	Products and Services
Gary Works	Gary, Indiana	Sheets; Tin Mill; Strip mill plate; Coke
Midwest Plant	Portage, Indiana	Sheets; Tin Mill
East Chicago Tin	East Chicago, Indiana	Tin Mill
Great Lakes Works	Ecorse and River Rouge, Michigan	Sheets
Mon Valley Works
Irvin Plant	West Mifflin, Pennsylvania	Sheets
Edgar Thomson Plant	Braddock, Pennsylvania	Slabs
Fairless Plant	Fairless Hills, Pennsylvania	Galvanized sheets
Clairton Works	Clairton, Pennsylvania	Coke
Clairton 1314B Partnership(a)	Clairton, Pennsylvania	Coke
Granite City Works	Granite City, Illinois	Sheets; Coke
Fairfield Works	Fairfield, Alabama	Sheets; Tubular
ProCoil Company LLC	Canton, Michigan	Steel processing; Warehousing
USS-POSCO Industries(b)	Pittsburg, California	Sheets; Tin Mill
PRO-TEC Coating Company(b)	Leipsic, Ohio	Galvanized sheets
Double Eagle Steel Coating Company(b)	Dearborn, Michigan	Electrogalvanized sheets
Double G Coatings Company, L.P.(b)	Jackson, Mississippi	Galvanized and Galvalume® sheets
Worthington Specialty Processing(b)	Jackson, Michigan	Steel processing
Feralloy Processing Company(b)	Portage, Indiana	Steel processing
Chrome Deposit Corporation(b)	Various	Roll processing
Acero Prime, S.R.L. de C.V.(b)	San Luis Potosi and Ramos Arizpe, Mexico	Steel processing; Warehousing
Lorain Tubular Operations	Lorain, Ohio	Tubular
Minntac iron ore operations	Mt. Iron, Minnesota	Iron ore pellets
Keetac iron ore operations	Keewatin, Minnesota	Iron ore pellets
Transtar	Alabama, Illinois, Indiana, Michigan, Ohio, Pennsylvania	Transportation services

International Operations

Property	Location	Products and Services
U. S. Steel Kosice	Kosice, Slovakia	Sheets; Tin Mill; Strip mill plate; Tubular; Coke
Walzwerke Finow GmbH	Finow, Germany	Precision steel tubes; Specialty shaped sections
U. S. Steel Balkan	Smederevo, Sabac and Kucevo, Serbia	Sheets; Tin Mill; Strip mill plate; Limestone
(a)	A consolidated partnership in which U. S. Steel owns less than 100 percent
(b)	Equity investee

With the exception of properties acquired from National on May 20, 2003 and our joint ventures, U. S. Steel or its predecessors have owned most of its domestic properties for at least 30 years with no material adverse claims asserted. In connection with the National acquisition, U. S. Steel obtained title reports and insurance covering each of the properties obtained. In addition, the Bankruptcy Court order provided that U. S. Steel acquired all of the assets free and clear of any liabilities, rights restrictions or other interests. In the case of the real property and buildings of USSK, certified copies of the property registrations were obtained and examined by local counsel prior to the acquisition. In the case of USSB, the Serbian bankruptcy law provides that USSB acquired its assets free and clear of any prior claims.

Several steel production facilities are leased. The caster facility at Fairfield, Alabama is subject to a lease expiring in 2012, with an option to purchase or to extend the lease. A coke battery at Clairton, Pennsylvania is subject to a lease through 2012, at which time title will pass to U. S. Steel. This facility was subleased to the Clairton 1314B Partnership until July 2, 2004. A ladle metallurgy and caster facility at Ecorse, Michigan is subject to a lease expiring in 2007, with an option to purchase at the end of the lease term. The electrolytic galvanizing facility at Ecorse, Michigan is subject to a lease expiring in 2007. In 2005, U. S. Steel made an irrevocable decision to purchase the electrolytic galvanizing facility at lease expiration. At Gary Works and the Midwest Plant in Indiana, U. S. Steel has supply agreements for various utility services with third parties who own cogeneration facilities located on U. S. Steel property. The Gary Works agreement expires in 2011 and includes a fixed buyout provision at the option of U. S. Steel. In the fourth quarter of 2005, U. S. Steel provided irrevocable notice to purchase the Gary Works cogeneration facility in the second quarter of 2006. The Midwest Plant agreement expires in 2013. The headquarters office space in Pittsburgh, Pennsylvania used by U. S. Steel is leased through 2018.

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Notes 16 and 25 to the Financial Statements.

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

Asbestos Litigation

U. S. Steel is a defendant in approximately 500 active cases, involving approximately 8,400 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). More than 8,000, or approximately 95 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 150 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

In every asbestos case in which U. S. Steel is named as a party, the complaints are filed against numerous named defendants and generally do not contain allegations regarding specific monetary damages sought. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants and in no case is there any allegation of monetary damages against U. S. Steel. In 2005, approximately 42 percent of the cases filed against U. S. Steel stated that the damages sought exceeded the amount required to establish jurisdiction of the court in which the case was filed (jurisdictional amounts generally range from $25,000 to $75,000). Approximately 33 percent did not specify any damages at all, approximately 25 percent alleged damages of $1 million and less than half of one percent alleged damages exceeding $10 million. Historically, over 90 percent of the cases against U. S. Steel did not specify any damage amount or stated that the damages sought exceeded the amount required to establish jurisdiction of the court in which the case was filed. U. S. Steel does not consider the amount of damages alleged, if any, in a complaint to be relevant in assessing its potential exposure to asbestos liabilities. The ultimate outcome of any claim depends upon a myriad of legal and factual issues, including whether the plaintiff can prove actual disease, if any; actual exposure, if any, to U. S. Steel products; or the duration of exposure to asbestos, if any, on U. S. Steel’s premises. U. S. Steel has noted over the years that the form of complaint including its allegations, if any, concerning damages often depends upon the form of complaint filed by particular law firms and attorneys. Often the same damage allegation will be in multiple complaints regardless of the number of plaintiffs, the number of defendants, or any specific diseases or conditions alleged.

U. S. Steel aggressively pursues grounds for the dismissal of U. S. Steel from pending cases and litigates cases to verdict where it believes litigation is appropriate. U. S. Steel also makes efforts to settle appropriate cases, especially mesothelioma cases, for reasonable, and frequently nominal, amounts. At December 31, 2002, U. S. Steel had a total of approximately 14,100 active claims outstanding. In 2003, except for the aberrant result in the Madison County case referred to in the following paragraph, U. S. Steel settled 83 claims for a total of approximately $4.6 million, and had a total of 2,038 claims dismissed or otherwise resolved and added 514 new cases (or 2,856 new claims). At December 31, 2003, U. S. Steel had a total of approximately 14,800 active claims outstanding. During 2004, U. S. Steel paid approximately $14.6 million in settlements. These settlements and voluntary and involuntary dismissals resulted in the disposition of approximately 5,300 claims. New case filings added 1,464 claims. At December 31, 2004, U. S. Steel had a total of approximately 11,000 active claims outstanding. During 2005, U. S. Steel paid approximately $11 million in settlements. These settlements, along with review of case docket information for certain states and voluntary and involuntary dismissals, resulted in the disposition of approximately 3,800 claims. New case filings added approximately 1,200 claims.

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

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although U. S. Steel’s results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 14 years that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals, including such matters since the Madison County jury verdict and settlement in March 2003.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Environmental Proceedings

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2005, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

At December 31, 2005, U. S. Steel had been identified as a PRP at a total of 17 CERCLA sites. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for cleanup and remediation costs in connection with 7 of these sites will be between $100,000 and $1 million per site, and for 8 of these sites will be under $100,000.

At the remaining two sites, management expects that U. S. Steel’s share in the remaining cleanup costs at each site will exceed $1 million, although it is not possible to accurately predict the amount of final allocation of such costs. The following is a summary of the status of these sites:

1.	In October 1991, the Pennsylvania Department of Environmental Resources (PADER) placed the Municipal & Industrial Disposal Co. site in Elizabeth, Pa. on the Pennsylvania State Superfund list and began a Remedial Investigation (RI), which was issued in 1997. U. S. Steel and the Pennsylvania Department of Environmental Protection (PADEP) signed a Consent Order and Agreement on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. In 2003 the Consent Order and Agreement became final. U. S. Steel estimates its future liability at the site to be $6.8 million.

2.	In November 1996, U. S. Steel received a CERCLA 104(e) request from the U.S. Environmental Protection Agency (EPA) requesting information on the former waste oil processing site named

Breslube-Penn located in Coraopolis, PA. U. S. Steel joined a PRP group and entered into an Administrative Order on Consent along with six other PRPs to conduct a RI/Feasibility Study (FS). The RI has been completed and the FS, which was submitted to EPA, is currently being reviewed by EPA and PADEP. The total cost to implement a remediation project is not presently determinable. U. S. Steel’s share of the costs for this project will depend upon EPA’s selection of an alternative from the range of alternatives presented in the FS and the number of PRPs available to allocate the costs. U. S. Steel anticipates that more PRPs may be added to the group by EPA before the costs of remediation are allocated. U. S. Steel has an accrual of $1.0 million for this site.

In addition, there are 12 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.

Other Remediation Activities

There are 43 additional sites where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 5 of these sites will be under $100,000 per site, another 16 sites have potential costs between $100,000 and $1 million per site, and 9 sites may involve remediation costs between $1 million and $5 million. As described below, costs for remediation, investigation, restoration or compensation are estimated to be in excess of $10 million at one site, in excess of $15 million at two sites and in excess of $25 million at one site. Potential costs associated with remediation at the remaining 9 sites are not presently determinable.

Gary Works

On January 26, 1998, pursuant to an action filed by EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future ecological monitoring costs, and U. S. Steel was obligated to purchase and restore several parcels of property that have been conveyed to the trustees. As of December 31, 2005, project costs have amounted to $52.5 million. U. S. Steel anticipates doing additional dredging at a cost of $8.4 million. U. S. Steel is presently in discussions with the dredging contractor and intends to meet with EPA in an effort to reduce the anticipated cost of this work. In addition to the sediment remediation project, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $1.3 million.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites located on plant property with total costs estimated to be $19.0 million.

In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management (IDEM), acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs. A Consent Decree memorializing this settlement was entered on the record by the court April 1, 2005. U. S. Steel paid its entire share of the assessment costs and $4.5 million of its share of the restoration costs to the public trustees in 2005. A balance of $16 million in restoration costs remains to be paid by U. S. Steel to complete its settlement obligations.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for solid waste management units throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. All remaining Phase I work plans have been approved by EPA and reports of field investigation findings have been submitted to EPA. Two Phase II RFI work plans have been submitted to EPA for approval. Three self-implementing interim measures have been completed. Through December 31, 2005, U. S. Steel has spent approximately $21.2 million for the studies, work plans, field investigations and self-implementing interim measures. The cost to implement the remaining field investigations for the submitted work plans is estimated to be $2.8 million. Until they are completed, it is impossible to assess what additional expenditures will be necessary.

On November 30, 1999, IDEM issued a notice of violation (NOV) alleging various air violations at Gary Works, including opacity violations at the No. 1 BOP and pushing violations at the four coke batteries. On August 21, 2002, IDEM issued a revised NOV which supercedes the 1999 NOV and includes alleged violations at the blast furnaces, steel shops and coke batteries from 1998 to 2002. On December 27, 2005, IDEM issued a NOV which includes alleged violations at the No. 8 Blast Furnace and the Coke Batteries for the period of 2002 through 2005. The cost of the settlement of this matter is currently indeterminable. An agreed order is being negotiated that may include a pushing compliance plan.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a solid waste management unit (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After its acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel intends to submit a remediation alternative to IDEM recommending an “in-place” closure of the East Side SWMU. The cost to close the East Side SWMU is expected to be $4.1 million.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at its Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $452,000.

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and The U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two Supplemental Environmental Projects (SEPs) at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved and field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. The cost to complete this study is estimated to be $102,000. In addition, U. S. Steel has developed a corrective measure implementation plan for remediation of Upper Opossum Creek. The cost to U. S. Steel for implementing this plan is estimated to be $3.6 million. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc. whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $418,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Implementation of the Phase I fieldwork for Ensley commenced in June 2004. The cost to complete this study is approximately $338,000.

Lorain Tubular Operations

In 1997, USS/Kobe Steel Company (USS/Kobe), a former joint venture between U. S. Steel and Kobe Steel, Ltd. (Kobe) with steelmaking, bar producing and tubular operations in Lorain, Ohio, was the subject of a multi-media audit by EPA that included an air, water and hazardous waste compliance review. The tubular operations at Lorain are now operated by U. S. Steel as Lorain Tubular Operations. U. S. Steel and EPA entered into a consent decree that resolved all issues related to U. S. Steel’s operations. The Consent Decree was filed with the U. S. District Court for the Northern District of Ohio Eastern Division (United States of America and State of Ohio v. United States Steel Corporation), where it was entered November 29, 2005. In December 2005, U. S. Steel paid cash penalties totaling $100,025. Also in December 2005, U. S. Steel conducted a test of particulate emissions from its No. 3 Seamless Rotary Mill scrubber system to demonstrate compliance with its permit limitations. In addition, U. S. Steel has agreed to perform a SEP to do PCB transformer replacement for a combined amount of approximately $395,000. Issues related to the company that retained the steelmaking and bar-producing facilities were resolved in its bankruptcy proceedings.

Great Lakes Works

Effective February 14, 2005, U. S. Steel entered into a consent order with Michigan Department of Environmental Quality (MDEQ) related to Great Lakes Works that included the installation of a new bag house for B2 Blast Furnace, which has been completed; the installation of baffles at the Quench Tower, which has been completed; projects to reduce emissions from the steel-producing facilities; a civil penalty of $950,000, which has been paid; and a SEP at a cost of $200,000 for river bank improvements. Various construction projects are underway at the steel-producing facilities to improve emission capture and control. These projects are proceeding in compliance with the consent order schedule. Construction for the riverbank restoration SEP was completed in September 2005. On January 6, 2006, Great Lakes Works received a proposed administrative consent order (Order) from the MDEQ that alleged violations of NPDES permits at the facility. The Order identifies certain corrective actions desired by MDEQ to address the alleged violations and anticipates an undisclosed penalty amount. Great Lakes Works had previously initiated work on some of these actions and completed others. Costs to complete the remaining corrective actions requested by MDEQ are presently not determinable. One of the corrective actions addresses three river basins along the Detroit River and U. S. Steel has undertaken a project to remove historic basin sediments from these areas. $800,000 has been spent on the project as of December 31, 2005. Costs to complete the river basin project are estimated to be $1.2 million. Great Lakes Works intends to negotiate a settlement of this matter with MDEQ in 2006.

Duluth Works

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.0 million for cleanup and agency oversight costs through June 30, 2005. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Current study and oversight costs are estimated at $385,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five-year review recommendations.

Granite City

Granite City Works received two NOVs, dated February 20, 2004 and March 25, 2004 for air violations at the coke batteries, the blast furnace and the steel shop. All of the issues have been resolved except for an issue relating to air emissions that occur when coke is pushed out of the ovens for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). The IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. The case is anticipated to be resolved by entering into a Consent Order in early 2006, which will include a revised pushing compliance plan and a penalty. IEPA has proposed a civil penalty of $175,000. On September 14, 2005, the Illinois Attorney General filed a complaint in the Madison County Circuit Court, titled People of the State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation, which included the issues raised in the two NOVs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel Company’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, has commenced the development of work plans that are necessary to begin field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel estimates its share of the remaining costs of remediation and post closure care of three hazardous waste impoundments to be $29.4 million.

Other

In February 2005, U. S. Steel’s lease for a third party to mine slag at the Gascola slag disposal site in Penn Hills, Pennsylvania was terminated. Current mining regulations require closure of the site. The cost to close the slag disposal site is estimated to be $2.8 million. This work will include contour of the highwalls and vegetative cover for the entire site.

In September 2001, U. S. Steel agreed to an Administrative Order on Consent with the State of North Carolina for the assessment and cleanup of a Greensboro, North Carolina fertilizer manufacturing site. The Order allocated responsibility for remediation costs among U. S. Steel and two other parties. The estimated remediation costs are $3.1 million. U. S. Steel’s estimated share of these costs is $788,000, based on the agreed allocation factor of 26 percent. U. S. Steel is preparing a Remedial Action Plan (RAP) for the site for submittal to the North Carolina Department of Environmental and Natural Resources (NCDENR) that will propose limited soil removal and monitored natural attenuation for groundwater beneath the site. The RAP is due to the NCDENR in April 2006.

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB), entered into a consent order to conduct an investigation and develop remediation alternatives. In 2004, a remedial action design report was submitted to and approved by KDHE. U. S. Steel anticipates that its 50 percent share of the costs necessary to complete the remedial design and implement the preferred remedy will be approximately $2.8 million. In 2005, KDHE and the U.S. Fish and Wildlife Service asserted a claim against U. S. Steel and SSB for natural resource damages at the site and nearby creek. The parties have agreed to settlement of this claim for a cash payment and U. S. Steel’s share is $247,875.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of U. S. Steel and their ages as of February 1, 2006, are as follows:

John J. Connelly	59	Senior Vice President–Strategic Planning and Business Development
John H. Goodish	57	Executive Vice President & Chief Operating Officer
Gretchen R. Haggerty	50	Executive Vice President & Chief Financial Officer
David H. Lohr	52	Senior Vice President–European Operations & President– U. S. Steel Kosice
Dan D. Sandman	57	Vice Chairman and Chief Legal & Administrative Officer, General Counsel and Secretary
Larry G. Schultz	56	Vice President & Controller
Thomas W. Sterling	58	Senior Vice President–Human Resources and Business Services
John P. Surma, Jr.	51	Chairman of the Board of Directors and Chief Executive Officer

All of the executive officers mentioned above have held responsible management or professional positions with U. S. Steel, Marathon Oil Corporation or their subsidiaries for more than the past five years.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The principal market on which U. S. Steel common stock is traded is the New York Stock Exchange. U. S. Steel common stock is also traded on the Chicago Stock Exchange and the Pacific Exchange. Information concerning the high and low sales price for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in “Selected Quarterly Financial Data (Unaudited)” on page F-57.

As of January 31, 2006, there were 27,427 registered holders of U. S. Steel common stock.

The Board of Directors intends to declare and pay dividends on U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel, although it has no obligation under Delaware law or the U. S. Steel Certificate of Incorporation to do so. After the separation from Marathon Oil Corporation, U. S. Steel established an initial quarterly dividend rate of $0.05 per share effective with the March 2002 payment. The quarterly dividend rate was increased to $.08 per share effective with the March 2005 payment, and increased to $.10 per share effective with the June 2005 payment. The outstanding 7% Series B Mandatory Convertible Preferred Shares (Series B Preferred) will mandatorily convert into U. S. Steel common stock on June 15, 2006. Based upon the average closing price for U. S. Steel’s common stock over a prescribed period before the conversion, the number of common shares that will be issued in exchange for the 5 million shares of Series B Preferred ranges from approximately 16.0 million to 19.2 million. As long as the average closing price of U. S. Steel’s common stock for the prescribed period is equal to or greater than $15.66 per share, the conversion rate will be 3.1928 common shares for each Series B Preferred share. Dividends on U. S. Steel common stock are limited to legally available funds and are subject to limitations under U. S. Steel’s debt obligations. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Liquidity.”

Recent Sales of Unregistered Securities

In 2005, no unregistered shares were issued.

Issuer Purchases of Equity Securities

The following table contains information about purchases by U. S. Steel of its equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2005	–	–	–	–
February 1-28, 2005	–	–	–	–
March 1-31, 2005	–	–	–	–

Quarter ended March 31, 2005	–	–	–	–

April 1-30, 2005	–	–	–	–
May 1-31, 2005	111,685	$39.27	–	–
June 1-30, 2005	–	–	–	–

Quarter ended June 30, 2005	111,685	$39.27	–	–

July 1-31, 2005	–	–	–	–
August 1-31, 2005	910,000	$42.04	910,000	7,090,000
September 1-30, 2005	300,000	$44.27	300,000	6,790,000

Quarter ended September 30, 2005	1,210,000	$42.59	1,210,000	6,790,000

October 1-31, 2005	200,000	$36.30	200,000	6,590,000
November 1-30, 2005	2,410,000	$40.15	2,410,000	4,180,000
December 1-31, 2005	2,000,000	$48.90	2,000,000	2,180,000

Quarter ended December 31, 2005	4,610,000	$43.78	4,610,000	2,180,000

With the exception of the shares repurchased in May 2005, the above shares were purchased pursuant to the U. S. Steel Common Stock Repurchase Program, which was announced on July 26, 2005 and allowed for the repurchase of up to eight million shares of its common stock from time to time in the open market or privately negotiated transactions. The above purchases were all made in the open market.

On January 31, 2006, U. S. Steel announced the replacement of this repurchase program with a new program having the authority to purchase up to eight million shares of its common stock. It is expected that the purchases will be made from time to time in open-market or privately negotiated transactions. The timing of such purchases will be determined by the company based upon a number of factors including the market price of United States Steel Corporation common stock; the availability and pursuit of strategic initiatives including investment and acquisition opportunities; operating cash flow and internal capital requirements; and general economic conditions in the United States and Europe.

Of the shares repurchased in May 2005, 48,638 were purchased pursuant to the exercise by Non-Officer Restricted Stock Plan participants of their right to elect Stock-for-Tax-Witholding in connection with the vesting of restricted shares under the plan, and the remainder were purchased pursuant to the exercise by 2002 Stock Plan participants of their right to elect Stock-for-Tax-Witholding in connection with the vesting of restricted shares under the plan.

Item 6. SELECTED FINANCIAL DATA

Dollars in millions (except per share data)
		Adjusted(a)
	2005	2004	2003	2002	2001(b)
Statement of Operations Data:
Net sales(c)	$14,039	$13,975	$9,328	$6,949	$6,286
Income (loss) from operations(d)	1,439	1,625	(719)	123	(404)
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles(d)	910	1,121	(363)	81	(211)
Net income (loss)(d)	$910	$1,135	$(420)	$81	$(211)
Per Common Share Data:
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles(e) – basic	$7.87	$9.87	$(3.67)	$0.83	$(2.37)
– diluted	7.00	8.72	(3.67)	0.83	(2.37)
Net income (loss)(e) – basic	7.87	10.00	(4.22)	0.83	(2.37)
– diluted	7.00	8.83	(4.22)	0.83	(2.37)
Dividends paid(f)	0.38	0.20	0.20	0.20	0.55
Balance Sheet Data – December 31:
Total assets	$9,822	$11,064	$7,897	$7,991	$8,332
Capitalization:
Debt(g)	$1,612	$1,371	$1,933	$1,434	$1,466
Stockholders’ equity	3,324	4,074	1,151	2,042	2,501

Total capitalization	$4,936	$5,445	$3,084	$3,476	$3,967
(a)	Adjusted from amounts previously reported due to the change in inventory accounting method at USSK. See Note 2 to the Financial Statements and the Five-Year Financial Summary.
(b)	Prior to December 31, 2001, U. S. Steel comprised an operating unit of USX Corporation, now named Marathon Oil Corporation. On December 31, 2001, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock to holders of USX-U. S. Steel Group common stock on a one-for-one basis. The balance sheet position as of December 31, 2001, reflects the financial position of U. S. Steel as a standalone entity. The income statement for the year ended December 31, 2001 represents a carve-out presentation of the businesses of U. S. Steel.
(c)	For discussion of changes between the years 2005, 2004 and 2003, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase in net sales from 2002 to 2003 primarily reflected higher shipment volumes for domestic sheet and tin products due to the National acquisition, increased prices and shipment volumes for USSE and increased prices for domestic sheet products. The improvement also reflected higher prices and volumes on commercial coke shipments, increased shipments of slabs and increased shipments for Straightline. These were partially offset by lower coal revenue due to the sale of the mining assets, lower plate revenue due in part to the disposition of the Gary plate mill, and lower commercial shipments of iron ore pellets. The increase in net sales from 2001 to 2002 was primarily due to higher shipments and average realized prices for domestic sheet products; the absence of a $104 million impairment of receivables that was included in 2001; increased Straightline shipments as a result of a full year of operations; and higher average realized prices for USSK, which were partially due to foreign exchange effects.
(d)	For discussion of changes between the years 2005, 2004 and 2003, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The decrease from 2002 to 2003 primarily reflected restructuring charges, higher pension and OPEB costs and increased compensation expense related to stock appreciation rights. The improvement from 2001 to 2002 was primarily due to improved operating efficiencies; higher average realized prices and shipment volumes for sheet products; lower asset impairments; lower energy costs; cost savings initiatives; and higher income from iron ore pellet and coal operations. These were partially offset by higher pension settlement losses; lower shipment volumes and average realized prices for tubular products; the absence of the gain on the Transtar reorganization, which occurred in 2001; and lower income from coke operations.
(e)	See Note 12 to the Financial Statements for the basis of calculating earnings per share.
(f)	For year 2001, represents dividends paid per share on USX–U. S. Steel Group common stock.
(g)	For discussion of changes between the years 2005, 2004 and 2003, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase from 2002 to 2003 was mainly due to the issuance of $450 million of 9 3/4% senior notes in May 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and related notes that appear elsewhere in this document.

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of U. S. Steel. These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see “Item 1A – Risk Factors” and “Supplementary Data – Disclosures About Forward-Looking Statements.”

Overview

U. S. Steel, the seventh largest steel producer in the world and the second largest integrated steel producer in North America, has a broad and diverse mix of products and customers. U. S. Steel uses iron ore, coal, coke, and steel scrap to produce a wide range of steel products, concentrating on value-added steel products for customers with demanding technical applications in the automotive, appliance, container, industrial machinery, construction and oil and gas industries. In addition to its domestic facilities, U. S. Steel has significant operations in Central Europe through U. S. Steel Kosice (USSK), located in Slovakia, and U. S. Steel Balkan (USSB), located in Serbia. U. S. Steel ‘s financial results are primarily determined by the combined effects of shipment volume, selling prices, production costs and product mix. The primary drivers for U. S. Steel are economic conditions in the United States, Europe and, to a lesser extent, other steel-consuming regions; the levels of worldwide steel production and consumption; pension and other postretirement benefits (OPEB) costs; and raw material (iron ore, coal, coke, steel scrap, zinc and tin) and energy (natural gas and electricity) costs.

U. S. Steel’s long-term success depends on our ability to implement our strategy to continue to increase our value-added product mix; to expand our global business platform; to improve our capital structure and strengthen our balance sheet; to improve our reliability and cost competitiveness; and to become a world leader in safety performance. In North America, U. S. Steel is focused on providing value-added steel products to its target markets. In Europe, U. S. Steel’s strategy is to be a leading producer and the prime supplier of steel to growing European markets, and to invest in value-added facilities, including an automotive hot-dip galvanizing line that is currently under construction. For a fuller description of our strategy, see “Item 1. Business Description – Business Strategy.” Some of the other key issues which will impact the global steel industry, including U. S. Steel, are the sustainability of higher steel prices; the cost of purchased raw materials and energy; the level of unfunded pension and OPEB liabilities; the magnitude and durability of the world economic recovery; and the impact of production and consumption of steel in China, which has resulted in volatility in steel raw material supplies and global steel pricing. Steel imports to the United States in 2005 were lower than 2004 levels. Import levels may increase in 2006 depending on the relative strength of the U.S. dollar, market pricing, consumption in the United States versus other regions and foreign production levels.

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

U. S. Steel bases its estimate of the annual expected return on plan assets on the historical long-term rate of return experienced by U. S. Steel’s plan assets, the investment mix of plan assets between debt, equities and other investments, and its view of market returns expected in the future. Based on a review of these factors, U. S. Steel has kept the expected annual return on pension plan assets for its main pension plan at 8.0 percent for 2006.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the measurement date. In setting these rates, we utilize several Merrill Lynch Average AAA/AA Corporate Bond indexes and both the 30-year and the 10-year U. S. Treasury bond rates as a preliminary indication of interest rate movements and levels, and we also look to an internally calculated rate determined by matching our expected benefit payments to payments from a stream of AA or higher rated zero coupon corporate bonds theoretically available in the marketplace. Based on this evaluation at December 31, 2005, U. S. Steel lowered the discount rate used to measure both pension and OPEB obligations from 5.75 percent to 5.50 percent. Lower discount rates increase the actuarial losses of the plans and will unfavorably impact net periodic benefit costs by approximately $6 million for pensions in 2006 principally due to the impact of required amortization amounts.

U. S. Steel determines the escalation trend in per capita health care costs based on historical rate experience under U. S. Steel’s insurance plans. Assumed health care cost trend rates no longer have a significant effect on the amounts reported for U. S. Steel’s health care plans, other than the benefit plan offered to retired mineworkers, since a cost cap was negotiated in 2003 with the USWA, which freezes Steelworker retiree medical costs after the 2006 base year. Most non-union benefits are limited to flat dollar payments that are not affected by escalation. For measurement purposes, U. S. Steel has assumed an initial escalation rate of 9 percent for 2006. This rate is assumed to decrease gradually to an ultimate rate of 4.75 percent in 2013 and remain at that level thereafter.

Net periodic pension cost, excluding multiemployer plans, is expected to total approximately $159 million in 2006. Total OPEB costs in 2006 are expected to be approximately $111 million.

A sensitivity analysis of the projected incremental effect of a hypothetical  1/2 percent change in the significant assumptions used in the pension and OPEB calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(In millions of dollars)	(1/2%)	1/2%
Expected return on plan assets
Incremental Increase (Decrease) in:
Expected pension costs for 2006	$34	$(34)
Discount rate
Incremental Increase (Decrease) in:
Expected pension & OPEB costs for 2006	$16	$(17)
Pension & OPEB liabilities at December 31, 2005	$430	$(470)
Health care cost escalation trend rates
Incremental Increase (Decrease) in:
Expected OPEB costs for 2006	$(8)	$9

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

Taxes – U. S. Steel records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event that U. S. Steel were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should U. S. Steel determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the valuation allowance for deferred tax assets would be charged to income in the period such determination was made. U. S. Steel expects to generate future taxable income to realize the benefits of its net deferred tax assets.

U. S. Steel makes no provision for deferred U.S. and certain foreign income taxes on the undistributed earnings of USSK and other consolidated foreign subsidiaries because management intends, without regard to the one-time repatriation in 2005, to permanently reinvest such earnings in foreign operations. See Note 14 to the Financial Statements. Undistributed foreign earnings at December 31, 2005, net of the $300 million repatriation, amounted to approximately $1,276 million. If such earnings were not permanently reinvested, a U.S. deferred tax liability of approximately $400 million would have been required.

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

Environmental Remediation – U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. U. S. Steel regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination was made. As of December 31, 2005, total accruals for environmental remediation were $145 million, excluding liabilities related to asset retirement obligations under Statement of Financial Accounting Standards (FAS) No. 143.

Change in Accounting Method

During the fourth quarter of 2005, U. S. Steel changed its method of determining the cost of USSK inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Management considers the FIFO method to be preferable to the LIFO method for USSK because it creates consistency of the valuation method used for inventories within the USSE reportable segment and provides for comparability of the USSE segment with major international competitors. In accordance with FAS No. 154, prior period results have been adjusted to apply the new method retrospectively. See Note 2 to the Financial Statements.

Segments

During 2005, U. S. Steel had three reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s domestic integrated steel mills and equity investees involved in the production of sheet, tin mill products and strip mill plate, as well as all domestic coke production facilities. These operations are principally located in the United States and primarily serve domestic customers in the service center, conversion, transportation (including automotive), container, construction and appliance markets. Effective May 20, 2003, the Flat-rolled segment includes the operating results of Granite City Works, Great Lakes Works, the Midwest Plant, ProCoil Company LLC and U. S. Steel’s equity interest in Double G Coatings Company L.P., which were acquired from National. In November 2003, U. S. Steel disposed of the Gary Works plate mill.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill in Slovakia; and, effective September 12, 2003, USSB, U. S. Steel’s integrated steel facilities in Serbia. Prior to September 12, 2003, this segment included the operating results of activities under certain agreements with the former owner of USSB. These agreements were terminated in conjunction with the USSB acquisition. USSE produces and sells sheet, strip mill plate, tin mill, tubular, precision tube and specialty steel products. USSE primarily serves customers in the central and western European construction, conversion, service center, appliance, container, transportation, and oil, gas and petrochemical markets.

The Tubular segment includes the operating results of U. S. Steel’s domestic tubular production facilities. These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemical markets.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of iron ore pellets, transportation services and the management and development of real estate. Effective May 20, 2003, Other Businesses include the operating results of iron ore pellet operations in Keewatin, Minnesota and Delray Connecting Railroad Company, which were acquired from National. Prior to the sale on June 30, 2003 of U. S. Steel’s coal mines and related assets, Other Businesses were involved in the mining, processing and sale of coal.

The transfer values of steel rounds and bands supplied to Tubular from Flat-rolled and of iron ore pellets supplied to Flat-rolled from Other Businesses are set at the beginning of each year based on expected total production costs and may be adjusted quarterly if actual production costs warrant.

For further information, see Note 6 to the Financial Statements.

Net Sales

The following table sets forth the net sales of U. S. Steel by segment for each of the last three years:

(Dollars in millions, excluding intersegment sales)	2005	2004	2003(a)
Flat-rolled(b)(c)	$8,813	$9,827	$6,401
USSE	3,336	2,839	1,817
Tubular	1,546	941	573
Straightline(c)	–	–	138

Total sales from reportable segments	13,695	13,607	8,929
Other Businesses(d)	344	368	399

Net sales	$14,039	$13,975	$9,328
(a)	Includes National from the date of acquisition on May 20, 2003, and USSB from the date of acquisition on September 12, 2003.
(b)	Includes net sales from the 1314B Partnership effective January 1, 2004.
(c)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment. Prior year results have not been restated as, prior to December 31, 2003, Straightline had a separate management structure and was a different entity than residual Straightline.
(d)	Includes net sales from the management of mineral resources prior to February 2004, when U. S. Steel sold substantially all of the remaining mineral interests administered by our real estate business, and from the sale of coal prior to June 30, 2003, when U. S. Steel sold its coal mining business.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following tables:

Year Ended December 31, 2005 versus Year Ended December 31, 2004

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	-14%	6%	0%	0%	-2%	-10%
USSE	2%	14%	1%	0%	1%	18%
Tubular	6%	52%	5%	0%	1%	64%
(a)	Excludes intersegment sales
(b)	Foreign currency exchange effects

Total net sales in 2005 increased by $64 million compared to 2004. Sales for the Flat-rolled segment were down 10 percent as the increases in Flat-rolled average steel prices (up $43 per ton) were more than offset by lower sheet shipment volumes and lower trade shipments of coke. Sales for USSE increased by 18 percent mainly as a result of higher average steel prices (up $81 per ton). Tubular sales were up significantly due primarily to higher average prices (up $463 per ton), as well as increased shipment volumes and an improved product mix.

Year Ended December 31, 2004 versus Year Ended December 31, 2003

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	12%	34%	4%	0%	4%	54%
USSE	2%	28%	11%	7%	8%	56%
Tubular	23%	42%	2%	0%	-3%	64%
(a)	Excludes intersegment sales
(b)	Foreign currency exchange effects

Total net sales in 2004 increased $4,647 million compared to 2003. Sales for the Flat-rolled segment increased 54 percent mainly as a result of higher average realized prices (up $152 per ton), higher shipment volumes for domestic sheet and tin products; and higher sales on commercial coke shipments due primarily to the consolidation of the 1314B Partnership effective January 1, 2004. These were partially offset by lower 2004 shipment volumes for plate products resulting from the disposal in November 2003 of U. S. Steel’s only plate mill. Sales for domestic sheet and tin products benefited from the inclusion of shipments from the acquired National Steel Corporation (National) facilities for the entire 2004 period. USSE sales were up 56 percent mainly due to higher average realized prices (up $171 per ton), favorable changes in product mix and favorable foreign currency exchange rate effects. Sales for USSE included shipments from the acquired Serbian facilities for the entire 2004 period. The 64 percent increase for Tubular was primarily due to higher average realized prices (up $233 per ton) and shipment volumes.

Operating expenses

Profit-based union payments

Results for the years ended December 31, 2005 and December 31, 2004 included costs related to three profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the USWA. All of these costs are included in cost of sales on the statement of operations.

	Year Ended December 31
(Dollars in millions)	2005	2004	% Change
Allocated to segment results	$115	$131	-12%
Retiree benefit expenses	100	110	-9%

Total	$215	$241	-11%

Payment amounts per the agreement with the USWA are calculated as percentages of consolidated income from operations after special items (as defined in the agreement) and are: (1) to be contributed to the National Benefit Trust, the purpose of which (when established) is to assist National retirees with healthcare costs, based on between 6 percent and 7.5 percent of profit; (2) to be used to offset a portion of future medical insurance premiums to be paid by U. S. Steel retirees based on 5 percent of profit above $15 per ton; and (3) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. At the end of 2003 and 2004, assumptions for the second calculation above were included in the calculation of retiree medical liabilities, and costs for this item were calculated and recorded through the income statement in the same manner as other retiree medical expenses.

Pension and OPEB costs

Defined benefit pension and multiemployer pension plan benefit costs, which are included in income (loss) from operations, totaled $280 million in 2005, compared to $254 million in 2004 and $556 million in 2003. The costs in 2005, 2004 and 2003 included settlement, termination and curtailment losses of $23 million, $22 million and $447 million, respectively. The increase from 2004 to 2005 mainly reflected a lower asset base, which resulted in a higher amortization of net actuarial losses and a lower return on plan assets. Excluding the settlement, termination and curtailment losses, the increase in 2004 compared to 2003 mainly reflected a lower return on assets and higher amortization of net actuarial losses due to recognition of prior years’ net asset losses, revised retirement rate assumptions, curtailment liabilities from the prior year’s Transition Assistance Program (TAP) and a lower discount rate.

OPEB costs, which are also included in income (loss) from operations, totaled $109 million in 2005, $106 million in 2004 and $241 million in 2003. Costs in 2003 included $58 million of curtailment charges. The reduction in OPEB expense in 2004 compared to 2003, excluding the curtailment charges, primarily reflected cost-sharing mechanisms negotiated with the USWA in 2003 in conjunction with assumed changes to retiree participation in company-sponsored prescription drug programs based on future benefits under the Medicare Prescription Drug Improvement and Modernization Act of 2003. This decrease was partially offset by higher costs in 2004 related to the early retirements under the TAP recorded at the end of the third quarter of 2003 and additional costs in 2004 due to the full-period inclusion of costs related to employees added with the National acquisition and to changes in assumed retirement ages.

Costs related to defined contribution plans totaled $19 million in 2005, $18 million in 2004 and $15 million in 2003.

For additional information on pensions and other postretirement benefits, see Note 20 to the Financial Statements.

Selling, general and administrative expenses

Selling, general and administrative expenses were $698 million in 2005, compared to $739 million in 2004. The decline primarly reflected lower expenses for stock-based and executive compensation, partially offset by higher pension costs.

Selling, general and administrative expenses increased by $66 million in 2004 compared to 2003. The increase was primarily due to higher pension costs and increased costs following the acquisition of the Serbian facilities, partially offset by lower stock-based compensation and lower OPEB costs.

Restructuring charges

Restructuring charges of $683 million in 2003 consisted of the workforce reduction charge of $621 million, costs related to the Straightline shutdown totaling $16 million and $46 million of asset impairments, all of which are reflected in the following table under “Other items not allocated to segments.” See Note 10 to the Financial Statements for further details.

Income (loss) from operations:(a)

	Year Ended December 31,
		Adjusted(b)
(Dollars in Millions)	2005	2004	2003
Flat-rolled(c)	$602	$1,185	$(54)
USSE	502	439	214
Tubular	528	197	(25)
Straightline(c)	–	–	(70)

Total income from reportable segments	1,632	1,821	65
Other Businesses	43	58	15

Segment income from operations	$1,675	$1,879	$80
Retiree benefit expenses	(267)	(257)	(107)
Other items not allocated to segments:
Property tax settlement gain	70	–	–
Stock appreciation rights	1	(23)	(75)
Workforce reduction charges	(20)	(17)	(621)
Environmental remediation at previously sold facility	(20)	–	–
Income from sale of certain assets	–	43	47
Gain on timber contribution to pension plan	–	–	55
Asset impairments	–	–	(57)
Litigation items	–	–	(25)
Costs related to Straightline shutdown	–	–	(16)

Total income (loss) from operations	$1,439	$1,625	$(719)
(a)	See Note 6 to the Financial Statements for reconciliations and other disclosures required by FAS No. 131.
(b)	Adjusted from amounts previously reported due to the change in inventory accounting method at USSK. See Note 2 to the Financial Statements.
(c)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment. Prior year results have not been restated as, prior to December 31, 2003, Straightline had a separate management structure and was a different entity than residual Straightline.

Segment results for Flat-rolled

Flat-rolled segment income in 2005 declined by $583 million compared to 2004. The decrease primarily resulted from lower steel and commercial coke shipment volumes and higher costs for raw materials, outages, energy and labor. These were partially offset by increased prices for flat-rolled products and higher transfer values for steel rounds supplied to Tubular. During 2005, the cost to produce tube rounds has increased dramatically and the transfer price for tube rounds supplied to Tubular, which had been established at the beginning of 2005 based on projected costs, was increased by $53 per ton effective April 1, 2005, by an additional $20 per ton effective July 1, 2005, and by an additional $46 per ton effective October 1, 2005. Capability utilization in 2005 was adversely affected by the rebuild of U. S. Steel’s largest blast furnace as well as lower demand levels early in the year as a result of high service center and end customer inventory levels.

Flat-rolled recorded segment income of $1,185 million in 2004, compared to a loss of $54 million in 2003. The improvement was mainly due to higher average realized prices; cost savings due to workforce reductions and ongoing cost reduction efforts; and the full-period realization of favorable effects resulting from the National acquisition. These improvements were partially offset by higher costs for raw materials, benefits and energy; and accruals for profit-based payments for union and non-union employees.

Segment results for USSE

USSE segment income of $502 million for 2005 increased by $63 million from 2004 due mainly to higher prices, partially offset by increased raw material and outage costs.

USSE segment income for 2004 was $439 million, compared to income of $214 million in 2003. The increase primarily resulted from higher average realized prices, partially offset by increased costs for raw materials.

Capability utilization declined in 2003 and 2004 primarily due to the inclusion of USSB as one of its two blast furnaces was not operational until the third quarter of 2005. Capability utilization was also adversely affected in 2005 by the rebuild of our largest European blast furnace in Slovakia and in 2004 by operational difficulties with a blast furnace early in the year.

Segment results for Tubular

Tubular segment income of $528 million in 2005 reflected an improvement of $331 million compared to 2004. The increase resulted mainly from higher prices, partially offset by higher costs for steel rounds as discussed in “Segment results for Flat-rolled.”

Tubular recorded segment income of $197 million in 2004, compared to a segment loss of $25 million in 2003. The improvement resulted primarily from higher average realized prices. Margins in 2004 also benefited from stable costs for the significant portion of steel rounds supplied by Flat-rolled, which were transferred at a cost-based annual value established at the beginning of the year.

Results for Other Businesses

The decline in income from Other Businesses from $58 million in 2004 to $43 million in 2005 was mainly due to lower results at iron ore pellet operations due to lower trade sales and increased costs for natural gas, partially offset by higher intersegment sales and by improved results for real estate activities and transportation services.

Other Businesses recorded income of $58 million in 2004, compared to $15 million in 2003. The improvement was mainly due to higher results for iron ore pellet operations and transportation services, partially offset by lower results for real estate activities.

Items not allocated to segments:

Property tax settlement gain of $70 million in 2005 resulted from a personal property tax settlement with the city of Gary, Lake County and the state of Indiana (Gary property tax settlement) and reflected the reversal of accruals in excess of the settlement amount of $44 million.

Stock appreciation rights resulted in a credit to compensation expense of $1 million in 2005 and charges of $23 million and $75 million in 2004 and 2003, respectively. These stock appreciation rights were issued from 1995 through 2003 and allow the holders to receive cash and/or common stock equal to the excess of the fair market value of the common stock over the exercise price.

Workforce reduction charges of $20 million in 2005 reflected special termination benefits for a voluntary early retirement program offered to certain employees at USSK. Workforce reduction charges of $17 million in 2004 reflected a pension settlement loss in the non-qualified defined benefit pension plan related to the retirement of several executive management employees. Workforce reduction charges totaling $621 million in 2003 related to U. S. Steel’s operating and administrative cost reduction programs and consisted of curtailment expenses of $310 million for pensions and $64 million for other postretirement benefits related to employee reductions under the TAP for union employees (excluding former National employees retiring under the TAP), other retirements, layoffs and asset dispositions; $103 million for early retirement cash incentives related to the TAP; pension settlement losses of $97 million due to a high level of retirements of salaried employees; termination benefit charges of $40 million primarily for enhanced pension benefits provided to U. S. Steel employees retiring under the TAP; and $7 million for the cost of layoff unemployment benefits provided to non-represented employees.

Income from sale of certain assets of $43 million in 2004 resulted from the sale in February 2004 of substantially all of the remaining mineral interests administered by our real estate business and certain real estate interests. Income from sale of certain assets of $47 million in 2003 resulted from the sale in April 2003 of certain coal seam gas interests and from the sale in June 2003 of our coal mines and related assets.

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

Costs related to Straightline shutdown consisted of the write-down of fixed assets and recognition of certain employee benefit costs resulting from the shutdown of Straightline, which was completed in 2004.

Net interest and other financial costs

	Year Ended December 31,
		Adjusted(a)
(Dollars in millions)	2005	2004	2003
Net interest and other financial costs	$72	$156	$167
Foreign currency losses (gains)	80	(36)	(54)
Adjustment from Gary property tax settlement	(25)	–	–
Adjustment related to interest accrued for prior years’ income taxes	–	(38)	(17)
Charge from early extinguishment of debt	–	33	–

Total net interest and other financial costs	$127	$115	$96
(a)	Adjusted from amounts previously reported due to the change in inventory accounting method at USSK. See Note 2 to the Financial Statements.

Net interest and other financial costs in 2005 included a favorable adjustment of $25 million related to the Gary property tax settlement. Net interest and other financial costs in 2004 and 2003 included favorable adjustments of $38 million and $17 million, respectively, related to interest accrued for prior years’ income taxes. Net interest and other financial costs in 2004 also included a $33 million charge resulting from the early extinguishment of certain senior debt. Excluding these items, the $32 million increase in 2005 primarily reflected an unfavorable change in foreign currency effects. This was partially offset by lower debt levels resulting from the retirement of USSK long-term debt in November 2004 and the redemption of certain senior notes in April 2004, higher interest income and lower interest on tax-related liabilities. Excluding the previously identified items, the small increase in 2004 compared to 2003 primarily reflected a smaller foreign currency gain, partially offset by higher interest income and lower interest on tax-related liabilities. The foreign currency effects were primarily due to remeasurement of USSK and USSB net monetary assets into the U.S. dollar, which was the functional currency of both prior to January 1, 2006.

U. S. Steel is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar. The functional currency for most of our operations outside the United States was the U.S. dollar through December 31, 2005. As of January 1, 2006, the functional currency for USSK and USSB was changed from the U.S. dollar to the euro primarily because of significant changes in economic facts and circumstances as a result of Slovakia’s entry into the European Union and the subsequent entry of the Slovak koruna into the Exchange Rate Mechanizm II in preparation for Slovakia’s adoption of the euro. Other factors that contributed to this change are the evolution of USSE into an autonomous business segment, the settlement of its U.S. dollar denominated debt and the establishment of euro-based debt facilities. This change in functional currency will be applied on a prospective basis.

Income taxes

The income tax provision in 2005 was $365 million, compared to $356 million in 2004 and a benefit of $452 million in 2003. The provision in 2005 included a charge of $37 million resulting from the $95 million pre-tax gain from the Gary property tax settlement and a $16 million charge resulting from the repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004. During 2005, a current tax provision was booked for USSK because the provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 50 percent of its tax liability for years 2005 through 2009, compared to a 100 percent credit in previous years. The provision in 2004 included a charge of $32 million related to the settlement regarding tax benefits for USSK under Slovakia’s foreign investors’ tax credit, and a $23 million favorable effect relating to an adjustment of prior years’ taxes. The tax benefit in 2003 included a favorable effect relating to adjustments of prior years’ taxes of $19 million. The tax provisions in all three years were primarily the result of pre-tax results from domestic operations.

As of December 31, 2005, U. S. Steel had net U.S. federal and state deferred tax assets of $472 million. The valuation allowance for domestic taxes was reversed through equity in 2004. At December 31, 2005, the amount of net foreign deferred tax assets recorded was $14 million, net of an established valuation allowance of $81 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Slovak koruna and the Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to the cumulative losses experienced since the acquisition of USSB. If USSB generates sufficient income, the valuation allowance of $58 million for Serbian taxes could be partially or fully reversed at such time that it is more likely than not that the related deferred tax assets will be realized. Management will continue to monitor and assess taxable income, deferred tax assets and tax planning strategies to determine the need for, and the appropriate amount of, any valuation allowance.

See Note 14 to the Financial Statements for further information regarding income taxes.

Net income (loss)

Net income in 2005 was $910 million, compared with $1,135 million in 2004 and with a net loss of $420 million in 2003. The changes primarily reflected the factors discussed above.

Financial Condition, Cash Flows and Liquidity

Financial Condition

Current assets at year-end 2005 increased $480 million from year-end 2004 primarily due to increased cash balances (see “Cash Flows”) and higher inventories, partially offset by a reduction in outstanding accounts receivable. The increase in inventories was mainly due to higher quantities of raw materials. The decrease in accounts receivables primarily resulted from lower sales in the fourth quarter of 2005, compared to the fourth quarter of 2004, due mainly to lower prices and shipment volumes for flat-rolled products.

FAS No. 87 “Employer’s Accounting for Pensions” provides that if, at any plan measurement date, the fair value of plan assets is less than the plan’s accumulated benefit obligation (ABO), the sponsor must record a minimum liability at least equal to the amount by which the ABO exceeds the fair value of the plan assets and any pension asset must be removed from the balance sheet. The sum of the liability and pension asset is offset by the recognition of an intangible asset and/or as a direct charge to stockholders’ equity, net of tax effects. Such adjustments have no direct impact on earnings per share or cash. At December 31, 2005, U. S. Steel’s main defined benefit pension plan was measured and it was determined that an additional minimum liability was required for this plan. Consequently, entries were recorded that eliminated prepaid pensions, increased the intangible pension asset by $250 million and resulted in a net charge to equity of $1.37 billion, which increased the accumulated other comprehensive loss.

Long-term deferred income tax benefits at year-end 2005 increased $171 million from year-end 2004 and long-term deferred income tax liabilities were eliminated, primarily due to the establishment of federal and state deferred tax assets in connection with the additional minimum liability for U. S. Steel’s main defined benefit pension plan, as well as the utilization of net operating loss carryforwards.

Current liabilities at year-end 2005 increased $214 million from year-end 2004 mainly due to the increase in short-term debt and current maturities of long-term debt, which primarily reflects amounts drawn against a one-year revolving credit facility at USSK. The facility was entered into in order to facilitate the repatriation of $300 million in foreign earnings pursuant to the American Jobs Creation Act of 2004, as discussed in Note 14 to the Financial Statements.

Cash Flows

Net cash provided from operating activities of $1,218 million in 2005 and $1,400 million in 2004 was more than adequate to cover investing and financing activities. In 2003, net cash provided from operating activities was $577 million, which was insufficient to cover the acquisitions of National and USSB. The shortfall was covered by the issuance of long-term debt and preferred stock. Cash from operating activities was reduced by payments related to employee benefits as shown in the table below. U. S. Steel’s Board of Directors has authorized additional contributions of up to $260 million to U. S. Steel’s trusts for pensions and OPEB by the end of 2007.

Employee Benefit Payments

	Year Ended December 31,
(Dollars in millions)	2005	2004		2003
Voluntary contributions to main defined benefit pension plan	$(130)	$(295)		$(16)
OPEB payments not funded by trusts	(213)	(186)		(60)
Contributions to VEBA(a)	(60)	(30)		–
Contributions to other OPEB trusts	(22)	(4)		(19)
Payments to multiemployer pension plans(b)	(28)	(50	)(c)	–
Payments to pension plans not funded by trusts	(24)	(44)		(15)

Reductions in cash flows from operating activities	$(477)	$(609)		$(110)
(a)	All were voluntary except for $10 million in 2005.
(b)	Primarily the Steelworkers Pension Trust.
(c)	Includes $11 million related to 2003 hours worked.

Capital expenditures were $741 million in 2005, $579 million in 2004 and $316 million in 2003.

Domestic expenditures of $492 million in 2005 included spending for the major rebuild of the largest U. S. Steel blast furnace at Gary Works, for environmental projects at our iron ore operations and for coke oven thru-wall repairs. European expenditures of $249 million included spending at USSK for air emission reduction projects for cokemaking and steelmaking facilities, for a new automotive galvanizing line, for construction of an air separation plant and for blast furnace upgrades; and spending at USSB for the rehabilitation of the second blast furnace.

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

Domestic expenditures in 2003 included the quench and temper line project at Lorain Tubular Operations and other smaller projects, the most significant of which were at Gary Works, Mon Valley Works and Minntac. European expenditures in 2003 included continued work on the third dynamo line and the installation of additional tin mill facilities at USSK.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at December 31, 2005, totaled $82 million.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitment under this capital improvements program as of December 31, 2005, was $53 million. In addition, USSB has a commitment to the Serbian government that requires it to spend up to $157 million during the first five years for working capital; the repair, rehabilitation, improvement, modification and upgrade of facilities; and community support and economic development. USSB spent approximately $156 million (including working capital) through December 31, 2005, leaving a balance of $1 million under this commitment.

Capital expenditures for 2006 are expected to be approximately $700 million, reflecting approximately $440 million for domestic operations and $260 million for European operations. Domestic projects include the completion of the rebuild of U. S. Steel’s largest blast furnace at Gary Works, acquisition of mobile, mining and other production equipment, and coke oven thru-wall replacements at Clairton Works. We are also evaluating alternatives to add cokemaking capacity and to enhance energy recovery efficiency. Projects in Slovakia include continued spending for a new automotive galvanizing line, and continuing work on air emission reduction projects in the steelmaking facilities and on a new air separation plant. Projects in Serbia include preparatory work for the reline of the No. 2 blast furnace in 2007.

The preceding statement concerning expected 2006 capital expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, general economic conditions, business conditions, availability of capital, whether or not assets are purchased or financed by operating leases, and unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

Borrowings against revolving credit facilities in 2005 reflected amounts drawn against a USSK credit agreement that was entered into in order to facilitate the repatriation by U. S. Steel of certain foreign earnings pursuant to the American Jobs Creation Act of 2004, as discussed in Note 14 to the Financial Statements.

Common stock repurchased reflected cash utilized to repurchase 5.8 million shares of U. S. Steel common stock during 2005 in the open market. A U. S. Steel common stock repurchase program, which was announced during the third quarter of 2005, allowed for the repurchase of up to eight million shares of its common stock from time to time in the open market or privately negotiated transactions. On January 31, 2006, the Board of Directors replenished the common stock repurchase program authorizing the repurchase of up to eight million shares of U. S. Steel common stock from time to time in the open market or privately negotiated transactions.

Common stock issued in 2004 primarily reflected $294 million of net proceeds from U. S. Steel’s equity offering completed in March 2004, which were used for the early redemption of certain senior notes in April 2004. This redemption is included in repayment of long-term debt, which also reflects the retirement of long-term USSK debt in November 2004.

Dividends paid

(In Dollars)	Dividends Paid per Share
	U. S. Steel Common Stock				Series B Preferred
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
2005	$0.10	$0.10	$0.10	$0.08	$0.875	$0.875	$0.875	$0.875
2004	$0.05	$0.05	$0.05	$0.05	$0.875	$0.875	$0.875	$0.875
2003	$0.05	$0.05	$0.05	$0.05	$0.875	$0.875	$1.206	$–

Dividends were paid out of additional paid-in capital while U. S. Steel was in a retained deficit position. The outstanding 7% Series B Mandatory Convertible Preferred Shares (Series B Preferred) will mandatorily convert into U. S. Steel common stock on June 15, 2006. Based upon the average market price for U. S. Steel’s common stock over a prescribed period before the conversion, the number of shares that will be issued in exchange for the 5 million shares of Series B Preferred ranges from approximately 16.0 million to 19.2 million. As long as the average closing price of U. S. Steel’s common stock for the prescribed period is equal to or greater than $15.66 per share, the conversion rate will be 3.1928 common shares for each Series B Preferred share. For discussion of restrictions on future dividend payments, see “Liquidity.”

Liquidity

U. S. Steel has a Receivables Purchase Agreement to sell a revolving interest in eligible trade receivables generated by U. S. Steel and certain of its subsidiaries through a commercial paper conduit program with funding under the facility up to the lesser of eligible receivables or $500 million. The Receivables Purchase Agreement expires on November 28, 2006. Qualifying accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables LLC (USSR), a consolidated wholly owned special purpose entity. USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

While the Receivables Purchase Agreement expires in November 2006, the facility also terminates on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the inventory facility discussed in the following paragraph and other debt obligations, any failure to maintain certain ratios related to the collectability of the receivables and failure to extend the commitments of the commercial paper conduits liquidity providers, which currently terminate on November 22, 2006. As of December 31, 2005, $500 million was available to be sold under this facility.

U. S. Steel has a revolving credit facility that provides for borrowings of up to $600 million secured by a lien on our domestic inventory and receivables other than those sold under the Receivables Purchase Agreement (Inventory Facility). The Inventory Facility contains restrictive covenants, many of which apply only when average availability under the facility is less than $100 million, including a fixed charge coverage ratio test. In addition, a $100 million availability block may apply beginning May 1, 2008 until the 10 3/4% senior notes due August 1, 2008 (10 3/4% Senior Notes) are repaid, refinanced or defeased. Interest on borrowings is calculated based on either LIBOR or the agent’s prime rate using spreads based on facility availability as defined in the agreement. Although there were no amounts drawn against this facility at December 31, 2005, availability was $594 million due to $6 million of letters of credit issued against the facility. This facility expires in October 2009.

At December 31, 2005, USSK had no borrowings against its $40 million and $20 million credit facilities, but had $4 million of customs guarantees outstanding, reducing availability to $56 million. Both facilities expire in December 2006.

USSB was the sole obligor on a EUR 9.3 million committed working capital facility secured by its inventory of finished and semi-finished goods. This facility expired on September 27, 2005. On September 28, 2005, USSB entered into a new EUR 25 million facility (which approximated $30 million at December 31, 2005), which is secured by its inventory of finished and semi-finished goods and expires September 28, 2008. At December 31, 2005, USSB had no borrowings against this facility.

USSK is the sole obligor on a EUR 195 million revolving credit facility (which approximated $231 million at December 31, 2005) that expires in December 2006. The facility bears interest at EURIBOR plus 20 basis points. USSK is obligated to pay a commitment fee on undrawn amounts. At December 31, 2005, this facility was fully drawn. This facility was entered into in order to facilitate the repatriation by U. S. Steel of certain foreign earnings pursuant to the American Jobs Creation Act of 2004, as discussed in Note 14 to the Financial Statements.

In July 2001, U. S. Steel issued $385 million of 10 3/4% Senior Notes, and in September 2001, U. S. Steel issued an additional $150 million of 10 3/4% Senior Notes. In May 2003, U. S. Steel issued $450 million of 9 3/4% senior notes due May 15, 2010 (9 3/4% Senior Notes).

On April 19, 2004, U. S. Steel redeemed $187 million principal amount of the 10 3/4% Senior Notes at a 10.75 percent premium, resulting in a reduction of the principal amount outstanding to $348 million, and redeemed $72 million principal amount of the 9 3/4% Senior Notes at a 9.75 percent premium, resulting in a reduction of the principal amount outstanding to $378 million. These were the aggregate principal amounts outstanding as of December 31, 2005. U. S. Steel redeemed these notes using most of the $294 million net proceeds from an equity offering, which was completed in March 2004. The remaining net proceeds were used for general corporate purposes.

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

As of December 31, 2005, U. S. Steel met the consolidated coverage ratio and had approximately $1.5 billion of availability to make restricted payments under the calculation described in the preceding paragraph. The Senior Notes indentures also allow U. S. Steel to declare and make payment of dividends on the Series B Preferred, and allow other restricted payments of up to $28 million as of December 31, 2005. U. S. Steel’s ability to declare and pay dividends or make other restricted payments in the future is subject to U. S. Steel’s ability to continue to meet the consolidated coverage ratio and have amounts available under the calculation or one of the exclusions just discussed.

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

U. S. Steel was in compliance with all of its debt covenants at December 31, 2005.

U. S. Steel has utilized surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. U. S. Steel has replaced some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $114 million of liquidity sources for financial assurance purposes as of December 31, 2005, a decrease of $4 million during 2005, and does not expect any material changes in 2006.

U. S. Steel was contingently liable for debt and other obligations of Marathon as of December 31, 2005, in the amount of $2 million. In the event of the bankruptcy of Marathon, these obligations for which U. S. Steel is contingently liable, as well as $556 million relating to Environmental Revenue Bonds and two capital leases and $41 million relating to certain operating leases, may be declared immediately due and payable.

The following table summarizes U. S. Steel’s liquidity as of December 31, 2005:

(Dollars in millions)
Cash and cash equivalents(a)	$1,452
Amount available under Receivables Purchase Agreement	500
Amount available under Inventory Facility	594
Amounts available under USSK credit facilities	56
Amounts available under USSB credit facility	30

Total estimated liquidity(b)	$2,632
(a)	Excludes $27 million of cash related to the Clairton 1314B Partnership because it was not available for U. S. Steel’s use.
(b)	The Senior Notes contain restrictions that could, under certain circumstances, limit the amount that U.S.Steel is permitted to borrow under its liquidity facilities.

(a)	The Senior Notes contain restrictions that could, under certain circumstances, limit the amount that U. S. Steel is permitted to borrow under its liquidity facilities.
(b)	Excludes $27 million and $16 million at December 31, 2005 and 2004, respectively, of cash related to the Clairton 1314B Partnership because it was not available for U. S. Steel’s use.

U. S. Steel’s liquidity has increased significantly compared to year-end 2003 primarily as a result of cash generated from operating activities.

The following table summarizes U. S. Steel’s contractual obligations at December 31, 2005, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

(Dollars in millions)
			Payments Due by Period
Contractual Obligations	Total		2006	2007 through 2008	2009 through 2010	Beyond 2010
Long-term debt and capital leases(a)	$1,613		$249	$394	$413	$557
Operating leases(b)	376		106	121	52	97
Capital commitments(c)	135		49	33	–	53
Environmental commitments(c)	145		26	–	–	119	(d)
Steelworkers Pension Trust	–	(e)	29	51	–	–	(e)
Other postretirement benefits	–	(f)	225	530	500	–	(f)

Total contractual obligations	$2,269	(g)	$684	$1,129	$965	$826	(g)
(a)	See Note 18 to the Financial Statements.
(b)	See Note 28 to the Financial Statements.
(c)	See Note 29 to the Financial Statements.
(d)	Timing of potential cash flows is not determinable.
(e)	It is impossible to make a prediction of cash requirements beyond the term of the USWA labor contract, which expires in 2008.
(f)	U. S. Steel accrues an annual cost for these benefit obligations under plans covering its active and retiree populations in accordance with generally accepted accounting principles. These obligations will require corporate cash in future years to the extent that trust assets are restricted or insufficient and to the extent that company contributions are required by law or union labor agreement. Amounts in the years 2006 through 2010 reflect our current estimate of corporate cash outflows and are net of the projected use of funds available from asset trusts. The accuracy of this forecast of future cash flows depends on various factors such as actual asset returns, the mix of assets within the asset trusts, medical escalation and discount rates used to calculate obligations, the availability of surplus pension assets allowable for transfer to pay retiree medical claims and company decisions or Voluntary Employee Benefit Association restrictions that impact the timing of the use of trust assets. Also, as such, the amounts shown could differ significantly from what is actually expended and, at this time, it is impossible to make a reliable prediction of cash requirements beyond five years.
(g)	Amount of contractual cash obligations is not determinable because other post-retirement benefit cash obligation estimates are not reliable beyond five years, as discussed in (f) above.

Contingent lease payments have been excluded from the above table. Contingent lease payments relate to operating lease agreements that include a floating rental charge, which is associated to a variable component. Future contingent lease payments are not determinable to any degree of certainty. U. S. Steel’s annual incurred contingent lease expense is disclosed in Note 28 to the Financial Statements. Additionally, recorded liabilities related to deferred income taxes and other liabilities that may have an impact on liquidity and cash flow in future periods are excluded from the above table.

Pension obligations have been excluded from the above table. In 2005, U. S. Steel voluntarily contributed $130 million to its main domestic defined benefit pension plan. Further cash payments of $24 million were made to pension plans not funded by trusts. In 2004, U. S. Steel voluntarily contributed $295 million to its main domestic defined benefit pension plan. Further cash payments of $44 million were made to pension plans not funded by trusts. In 2003, U. S. Steel made a $75 million voluntary contribution to the main defined benefit pension plan, consisting mainly of timber assets, and made contributions of $15 million to other smaller pension plans.

U. S. Steel’s Board of Directors has authorized additional contributions of up to $260 million to U. S. Steel’s trusts for pensions and OPEB by the end of 2007. Voluntary funding of approximately $130 million is currently anticipated for the main domestic defined benefit pension plan in 2006. U. S. Steel also expects to make cash payments of $13 million to pension plans not funded by trusts in 2006. U. S. Steel may also make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years. The amount of annual contributions may be substantially increased if Congress adopts pension reform legislation such as that currently under consideration. Any such funding could have an unfavorable impact on U. S. Steel’s debt covenants, borrowing arrangements and cash flows. The funded status of U. S. Steel’s pension plans is disclosed in Note 20 to the Financial Statements. Also, profit-based contributions to a trust to be established under the labor agreement with the USWA to assist National retirees with health care costs have been excluded from the above table as it is not possible to make an accurate prediction of payments required under this provision of the labor agreement.

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2005, and the effect such commitments could have on its liquidity and cash flows in future periods.

(Dollars in millions)
	Scheduled Reductions by Period
Commercial Commitments	Total	2006	2007 through 2008	2009 through 2010	Beyond 2010
Standby letters of credit(a)	$83	$75	$–	$–	$8	(c)
Surety bonds(a)	16	4	–	–	12	(c)
Funded Trusts(a)	34	–	–	–	34
Clairton 1314B Partnership(a)(b)(d)	150	–	–	–	150	(c)
Guarantees of indebtedness of unconsolidated entities(a)(d)	10	8	1	–	1
Contingent liabilities:
- Unconditional purchase obligations(e)	3,886	2,507	1,078	195	106

Total commercial commitments	$4,179	$2,594	$1,079	$195	$311
(a)	Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b)	See Note 19 to the Financial Statements.
(c)	Timing of potential cash outflows is not determinable.
(d)	See Note 29 to the Financial Statements.
(e)	Reflects contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of gases and certain energy and utility services.

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

Off-Balance Sheet Arrangements

In the fourth quarter of 2005, U. S. Steel provided irrevocable notice to purchase the Gary Works co-generation facility in the second quarter of 2006; therefore, the agreement for the supply of electric power (previously expiring in 2011) will be terminated.

U. S. Steel has an off-balance sheet arrangement for the leasing of certain machinery and equipment at the Great Lakes facility. This operating lease arrangement is with a special purpose trust (Trust). The Trust financed the construction of the facility and issued debt and equity certificates to third parties. These independent third parties are the beneficiaries of the Trust. U. S. Steel has provided no guarantees or capitalization of this entity and there is no assurance that U. S. Steel will purchase the facility at lease expiration. U. S. Steel’s transactions with the Trust are limited to the operating lease agreement, and the associated lease expense is included in cost of sales on the Statement of Operations. U. S. Steel does not consolidate this Trust because all of the conditions for consolidation have not been met under the provisions of FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

U. S. Steel has invested in several joint ventures that are reported as equity investments. Several of these investments involved a transfer of assets in exchange for an equity interest. In some cases, U. S. Steel has agreed to guarantee a portion of the debt of the entity and, in others, U. S. Steel has supply arrangements. In some cases, the labor force used by the investees is composed of U. S. Steel employees, the cost of which is reimbursed; however, failing reimbursement, U. S. Steel is ultimately responsible for the cost of these employees. The terms of U. S. Steel’s purchase and supply arrangements were a result of negotiations in arms-length transactions with the other joint venture participants, who are not affiliates of U. S. Steel. For further information on the impact of FIN 46R, see Note 19 to the Financial Statements.

Other guarantees and indemnifications are discussed in detail in Note 29 to the Financial Statements.

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

In April 2004, U. S. Steel entered into a 10-year agreement for coal pulverization services at the Great Lakes facility, replacing a similar agreement that was entered into by National, which was not assumed as part of the acquisition. During the initial 5-year period, the Great Lakes facility is obligated to purchase minimum monthly pulverization services at fixed prices that are annually adjusted for inflation. During the second 5-year period, U. S. Steel has the right to purchase pulverization services on a requirements basis, subject to the capacity of the pulverized coal operations, at fixed prices that are annually adjusted for inflation. This agreement resulted in an increase of approximately $45 million in U. S. Steel’s unconditional purchase obligations. U. S. Steel has no ownership interest in this facility.

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

USSK is subject to the laws of Slovakia and the European Union (EU). The environmental requirements of Slovakia and the EU are comparable to domestic environmental standards. USSK has entered into an agreement with the Slovak government to bring its facilities into environmental compliance in order to meet environmental standards as established from time to time by Slovak law. One current compliance project is a dedusting system for Steel Shop No. 2 to meet air emission standards for particulates. These standards are applicable January 1, 2007 and USSK is attempting to complete the project by this deadline; however, project completion is currently anticipated for the first quarter 2007. Failure to meet the applicable deadline could result in the imposition of corrective measures by the Slovak Ministry of Environment (Ministry).

While the United States has not ratified the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC), in order to provide EU member states a mechanism for fulfilling their Kyoto commitments, has established its own CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan for Slovakia that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Ministry imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions agains the EC and the Ministry challenging these reductions. In addition, USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. However, the actual shortfall of allowances for the initial allocation period (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted at this time. Based on the fair value of the anticipated shortfall of allowances related to production in 2005, a long-term other liability of $4 million has been charged to income and recorded on the balance sheet. Domestically, while ratification of the Kyoto Protocol does not seem likely in the near term, there remains the possibility that the U.S. Environmental Protection Agency may impose limitations on greenhouse gases. The impact on U. S. Steel’s domestic operations cannot be estimated.

USSB is subject to the laws of the Union of Serbia and Montenegro, which are currently more lenient than either the EU or U.S. standards, but this is expected to change over the next several years in anticipation of possible EU accession. Under the terms of the acquisition, USSB will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study. The study was completed in June 2004 and submitted to the Government of Serbia in accordance with the terms of the acquisition.

U. S. Steel’s environmental expenditures(a):

(Dollars in millions)
	2005	2004	2003
Domestic:
Capital	$66	$24	$8
Compliance
Operating & maintenance	305	241	206
Remediation(b)	23	18	38

Total Domestic	$394	$283	$252
USSE:
Capital	$67	$97	$22
Compliance
Operating & maintenance	12	8	10
Remediation(b)	3	3	3

Total USSE	$82	$108	$35

Total U. S. Steel	$476	$391	$287

(a)	Based on previously established U.S. Department of Commerce survey guidelines.
(b)	These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 18 percent of total capital expenditures in 2005, 21 percent in 2004 and 10 percent in 2003.

Compliance expenditures represented 3 percent of U. S. Steel’s total costs and expenses in 2005, 2 percent in 2004 and 3 percent in 2003. Remediation spending during 2003 to 2005 was mainly related to remediation activities at former and present operating locations. These projects include remediation of contaminated sediments in the Grand Calumet River that receives discharges from Gary Works and the closure of permitted hazardous and non-hazardous waste landfills.

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

For discussion of other relevant environmental items, see “Item 3. Legal Proceedings – Environmental Proceedings.”

During 2005, U. S. Steel accrued $49 million for environmental remediation activities for domestic and foreign facilities. The total accrual for such liabilities at December 31, 2005, was $145 million. These amounts exclude liabilities related to asset retirement obligations under FAS No. 143.

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, U. S. Steel does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2006. U. S. Steel’s environmental capital expenditures are expected to be approximately $113 million in 2006, $61 million of which is related to projects at USSE. Predictions beyond 2006 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, U. S. Steel anticipates that environmental capital expenditures will be approximately $76 million in 2007, including $60 million for USSE; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

U. S. Steel is a defendant in approximately 500 active asbestos cases, involving approximately 8,400 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). More than 8,000, or approximately 95 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

The Senate Judiciary Committee has recommended to the Senate legislation that, if enacted, would create an asbestos trust fund that would provide benefits to asbestos claimants funded by payments over 30 years of

$136 billion from companies and their insurers that have been involved in asbestos litigation, including U. S. Steel along with thousands of others. The legislation would provide an administrative system to process asbestos claims instead of resolution through judicial proceedings. The amount that a company would be required to pay under the current version of the legislation would depend upon its placement among several tiers and sub-tiers, based upon corporate revenue and prior expenditures related to asbestos defense costs, settlements and judgments. Management estimates that if the legislation were adopted in the form proposed by the Judiciary Committee, the annual cost to U. S. Steel would be somewhat greater than the historical cost of asbestos defense and settlement. It is unclear whether any legislation will be adopted and any final legislation may be substantially different than the version recommended by the Judiciary Committee.

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although U. S. Steel’s results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition. For additional detail concerning asbestos litigation, see “Item 3. Legal Proceedings – Asbestos Litigation.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 29 to the Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Financial Statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to U. S. Steel.

Outlook for 2006

The first quarter of 2006 looks positive for our domestic and European markets. Service center and end customer inventories are balanced and we expect continued strength in the energy markets served by our Tubular segment.

For Flat-rolled, first quarter 2006 shipments are expected to improve compared to the fourth quarter of 2005 due to the restart of the Gary No. 14 blast furnace, with prices at or above the fourth quarter level. We expect higher raw material costs to be largely offset by reduced energy and outage costs.

For U. S. Steel Europe, first quarter shipments are expected to increase and average realized prices and costs should be consistent with fourth quarter levels. However, first quarter results will be negatively affected by production curtailments at Serbian operations as a result of natural gas supply disruptions and could also be negatively affected by potential job-related actions by a labor union at USSB that is dissatisfied with the 2006 wage agreement, which became effective upon approval of the other unions.

Shipments and average realized prices for the Tubular segment in the first quarter of 2006 are expected to be in line with the fourth quarter.

First quarter 2006 results for Other Businesses should decline from the fourth quarter due primarily to normal seasonal variations at our iron ore operations in Minnesota.

Total costs for pension plans and other postretirement benefits are expected to be approximately $300 million in 2006, compared to $390 million in 2005.

Accounting Standards

In December 2004, the FASB issued FAS No. 123R. This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delayed the effective date of FAS 123R. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. Under the SEC’s rule, FAS 123R is now effective for U. S. Steel for annual rather than interim periods that begin after June 15, 2005. U. S. Steel will apply this Statement to all awards granted on or after January 1, 2006 and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on and after January 1, 2006 for the portion of outstanding awards for which requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS 123 for proforma disclosures. Currently, U. S. Steel expects that the effect of adopting this Statement on 2006 results will be a reduction to net income of less than $10 million.

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

In May 2005, the FASB issued FAS 154, which changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. FAS 154 is effective for accounting changes and correction of errors made on or after January 1, 2006, with early adoption permitted. U. S. Steel began applying the provisions of this statement in the fourth quarter of 2005.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. U. S. Steel does not expect any financial statement implications related to the adoption of this Statement.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management Opinion Concerning Derivative Instruments

U. S. Steel uses commodity-based and foreign currency derivative instruments to manage its market risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase of natural gas and nonferrous metals, and also certain business transactions denominated in foreign currencies. Derivative instruments used for trading and other activities have been marked-to-market and the resulting gains or losses recognized in the current period in income from operations. For future periods, U. S. Steel may elect to use hedge accounting for certain transactions, primarily related to forecasted natural gas purchases. For those transactions, the impact of the effective portion of the hedging instrument will be recognized in other comprehensive income until the natural gas purchase is settled. Once the purchase is settled, the effect of the hedged item will be recognized in income. While U. S. Steel’s risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

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

U. S. Steel had no open derivative commodity instruments as of December 31, 2005. Sensitivity analyses of the incremental effects on pre-tax income of hypothetical 10 percent and 25 percent decreases in closing commodity prices for open derivative commodity instruments as of December 31, 2004 are provided in the following table:

(Dollars in millions)
	Assuming a Hypothetical Price Decrease of:
	2005		2004
Commodity-Based Derivative Instruments	10%	25%	10%	25%
Incremental Decrease in Income Before Taxes:
Zinc	–	–	$2.9	$7.2
Natural Gas	–	–	$1.8	$4.4

Management evaluates the portfolio of derivative commodity instruments on an ongoing basis and adjusts strategies to reflect anticipated market conditions, changes in risk profiles and overall business objectives. Changes to the portfolio subsequent to December 31, 2005, may cause future pretax income effects to differ from those presented in the table.

U. S. Steel recorded a net pre-tax gain on other than trading activity of $7 million in 2005, compared to gains of $4 million in 2004 and $1 million in 2003. These gains were offset by changes in the realized prices of the underlying hedged commodities. For carrying amount and fair value of derivative commodity instruments, see Note 26 to the Financial Statements.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 2005 and 2004 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)
	2005		2004
Non-Derivative Financial Instruments(a)	Fair Value(b)	Increase in Fair Value(c)	Fair Value(b)	Increase in Fair Value(c)
Financial assets:
Investments and long-term receivables(d)	$18	$–	$7	$–
Financial liabilities:
Debt(e)(f)	$1,568	$36	$1,419	$50
(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)	See Note 24 to the Financial Statements for carrying value of instruments.
(c)	Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 2005, and 2004, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2005, and December 31, 2004.
(d)	For additional information, see Note 15 to the Financial Statements.
(e)	Excludes capital lease obligations.
(f)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities. For additional information, see Note 18 to the Financial Statements.

At December 31, 2005, U. S. Steel’s portfolio of debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $36 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel’s results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

Foreign Currency Exchange Rate Risk

U. S. Steel, primarily through USSE, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 2005, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $23.1 million) and Slovak koruna (total notional value of approximately $61.6 million). A 10 percent increase in the December 31, 2005 euro forward rates would result in a $8.5 million charge to income.

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

February 27, 2006

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

Internal Control Over Financial Reporting

United States Steel Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of United States Steel Corporation’s management, including the chief executive officer and chief financial officer, United States Steel Corporation conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2005.

United States Steel Corporation management’s assessment of the effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Surma	/s/ John H. Goodish
John P. Surma Chairman of the Board of Directors and Chief Executive Officer	John H. Goodish Executive Vice President and Chief Operating Officer

/s/ Gretchen R. Haggerty	/s/ Larry G. Schultz
Gretchen R. Haggerty Executive Vice President and Chief Financial Officer	Larry G. Schultz Vice President and Controller

PricewaterhouseCoopers LLP 600 Grant St. Pittsburgh PA 15219

Report of Independent Registered Public Accounting Firm

To the Stockholders of United States Steel Corporation:

We have completed integrated audits of United States Steel Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries (the Company) at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for inventories at United States Steel Kosice in 2005. As discussed in Note 19 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” and, accordingly, began consolidating Clairton 1314B Partnership as of January 1, 2004. As discussed in Note 21 to the consolidated financial statements, the Company adopted Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and, accordingly, changed its manner of recording asset retirement costs as of January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Reports to Stockholders – Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 27, 2006

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
		Adjusted (Note 2)
(Dollars in millions)	2005	2004	2003
Net sales:
Net sales	$13,108	$12,936	$8,354
Net sales to related parties (Note 27)	931	1,039	974

Total	14,039	13,975	9,328

Operating expenses (income):
Cost of sales (excludes items shown below)	11,601	11,368	8,458
Selling, general and administrative expenses	698	739	673
Depreciation, depletion and amortization (Note 1)	366	382	363
Loss (income) from investees (Note 7)	(30)	(57)	11
Net gains on disposal of assets (Note 8)	(21)	(57)	(85)
Other income, net (Note 9)	(14)	(25)	(56)
Restructuring charges (Note 10)	-	-	683

Total	12,600	12,350	10,047

Income (loss) from operations	1,439	1,625	(719)
Net interest and other financial costs (Note 11)	127	115	96

Income (loss) before income taxes, minority interests, extraordinary loss and cumulative effects of changes in accounting principles	1,312	1,510	(815)
Income tax provision (benefit) (Note 14)	365	356	(452)
Minority interests (Note 19)	37	33	-

Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles	910	1,121	(363)
Extraordinary loss, net of tax (Note 4)	-	-	(52)
Cumulative effects of changes in accounting principles, net of tax (Notes 19 and 21)	-	14	(5)

Net income (loss)	910	1,135	(420)
Dividends on preferred stock	(18)	(18)	(16)

Net income (loss) applicable to common stock	$892	$1,117	$(436)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

(Continued)

	Year Ended December 31,
		Adjusted (Note 2)
(Dollars in millions, except per share amounts)	2005	2004	2003
Income Per Common Share (Note 12):

Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles:
- Basic	$7.87	$9.87	$(3.67)
- Diluted	$7.00	$8.72	$(3.67)

Extraordinary loss, net of tax:
- Basic	$-	$-	$(0.50)
- Diluted	$-	$-	$(0.50)

Cumulative effects of changes in accounting principles, net of tax:
- Basic	$-	$0.13	$(0.05)
- Diluted	$-	$0.11	$(0.05)

Net income (loss):
- Basic	$7.87	$10.00	$(4.22)
- Diluted	$7.00	$8.83	$(4.22)

Pro forma Amounts Assuming FIN 46R Was Applied Retrospectively:
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles, as reported	$910	$1,121	$(363)
FIN 46R pro forma effect (Note 19)	-	-	(1)

Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles, adjusted	$910	$1,121	$(364)
Per share adjusted:
- Basic	$7.87	$9.87	$(3.68)
- Diluted	$7.00	$8.72	$(3.68)

Net income (loss), adjusted	$910	$1,121	$(416)
Per share adjusted:
- Basic	$7.87	$9.87	$(4.18)
- Diluted	$7.00	$8.72	$(4.18)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	December 31,
		Adjusted (Note 2)
(Dollars in millions)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,479	$1,037
Receivables, less allowance of $68 and $100 (Note 19)	1,516	1,592
Receivables from related parties (Note 27)	82	178
Inventories (Note 2 and 13)	1,466	1,305
Deferred income tax benefits (Note 14)	275	223
Other current assets	13	16

Total current assets	4,831	4,351
Investments and long-term receivables, less allowance of $2 and $4 (Note 15)	288	283
Long-term receivable from related parties (Note 27)	15	19
Property, plant and equipment, net (Note 16)	4,015	3,627
Intangible pension asset (Note 20)	251	1
Prepaid pensions (Note 20)	-	2,538
Other intangible assets, net (Note 1)	29	37
Deferred income tax benefits (Note 14)	211	40
Other noncurrent assets	182	168

Total assets	$9,822	$11,064
Liabilities
Current liabilities:
Accounts payable	$1,208	$1,227
Accounts payable to related parties (Note 27)	48	58
Bank checks outstanding	115	78
Payroll and benefits payable	912	807
Accrued taxes (Note 14)	186	320
Deferred income tax liabilities (Note 14)	-	8
Accrued interest	31	29
Short-term debt and current maturities of long-term debt (Note 18)	249	8

Total current liabilities	2,749	2,535
Long-term debt, less unamortized discount (Note 18)	1,363	1,363
Deferred income tax liabilities (Note 14)	-	598
Employee benefits (Note 20)	2,008	2,125
Deferred credits and other liabilities	346	341

Total liabilities	6,466	6,962

Contingencies and commitments (Note 29)
Minority interests (Note 19)	32	28
Stockholders’ Equity
Preferred shares - 7% Series B Mandatory Convertible Preferred Issued - 5,000,000 shares (no par value, authorized 40,000,000, liquidation preference $50 per share) (Note 22)	216	216
Common stock issued - 114,585,727 shares and 114,003,185 shares (par value $1 per share, authorized 400,000,000 shares) (Note 22)	115	114
Treasury stock, at cost (5,799,650 and 0 shares)	(253)	-
Additional paid-in capital	3,061	3,041
Retained earnings	1,605	755
Accumulated other comprehensive loss	(1,418)	(49)
Deferred compensation	(2)	(3)

Total stockholders’ equity	3,324	4,074

Total liabilities and stockholders’ equity	$9,822	$11,064

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
		Adjusted (Note 2)
(Dollars in millions)	2005	2004	2003
Increase (decrease) in cash and cash equivalents Operating activities:
Net income (loss)	$910	$1,135	$(420)
Adjustments to reconcile net cash provided by operating activities:
Extraordinary loss, net of tax	-	-	52
Cumulative effects of changes in accounting principles, net of tax	-	(14)	5
Depreciation, depletion and amortization	366	382	363
Provision for doubtful accounts	10	16	43
Pensions and other postretirement benefits	(86)	(215)	184
Minority interests	37	33	-
Deferred income taxes	43	360	(443)
Net gains on disposal of assets	(21)	(57)	(85)
Property tax settlement gain	(95)	-	-
Restructuring charges	-	-	594
Income from sale of coal seam gas interests	-	(7)	(34)
Loss (income) from equity investees, and distributions received	10	(14)	47
Changes in:
Current receivables - sold	-	-	190
- repurchased	-	-	(190)
- operating turnover	165	(550)	(99)
Inventories	(161)	38	190
Current accounts payable and accrued expenses	50	311	297
All other, net	(10)	(18)	(117)

Net cash provided by operating activities	1,218	1,400	577

Investing activities:
Capital expenditures	(741)	(579)	(316)
Acquisitions	-	-	(905)
Disposal of assets	31	95	94
Sale of coal seam gas interests	-	7	34
Restricted cash - withdrawals	7	6	51
- deposits	(9)	(12)	(83)
Investments, net	4	(1)	(5)

Net cash used in investing activities	(708)	(484)	(1,130)

Financing activities:
Revolving credit facilities - borrowings	231	135	15
- repayments	-	(135)	(15)
Issuance of long-term debt, net of refinancing costs	42	(2)	427
Repayment of long-term debt	(52)	(569)	(30)
Preferred stock issued	-	-	242
Common stock issued	28	361	23
Common stock repurchased	(254)	-	-
Distribution to minority interest owners	(33)	(27)	-
Dividends paid	(60)	(39)	(35)
Change in bank checks outstanding	37	73	-

Net cash provided by (used in) financing activities	(61)	(203)	627

Effect of exchange rate changes on cash	(7)	8	(1)

Net increase in cash and cash equivalents	442	721	73
Cash and cash equivalents at beginning of year	1,037	316	243

Cash and cash equivalents at end of year	$1,479	$1,037	$316

  See Note 25 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
(Dollars in millions)	2005	2004	2003	2005	2004	2003
Preferred shares (Note 22):
Balance at beginning of year	$216	$226	$-	5,000	5,000	-
Issued in public offering	-	-	242	-	-	5,000
Dividends on preferred stock	-	(10)	(16)	-	-	-

Balance at end of year	$216	$216	$226	5,000	5,000	5,000
Common stock:
Balance at beginning of year	$114	$104	$102	114,003	103,663	102,485
Common stock issued:
Public offering (Note 22)	-	8	-	-	8,000	-
Employee stock plans	1	2	1	583	2,333	388
Dividend Reinvestment Plan	-	-	1	-	7	790

Balance at end of year	$115	$114	$104	114,586	114,003	103,663
Treasury stock:
Balance at beginning of year	$-	$-	$-	-	-	-
Common stock repurchased	(254)	-	-	(5,820)	-	-
Common stock reissued for employee stock plans	1	-	-	20	-	-

Balance at end of year	$(253)	$-	$-	(5,800)	-	-
Additional paid-in capital:
Balance at beginning of year	$3,041	$2,687	$2,689
Dividends on common stock	-	(10)	(21)
Common stock issued (Note 22)	20	364	19

Balance at end of year	$3,061	$3,041	$2,687
				Comprehensive Income (Loss)
		Adjusted (Note 2)			Adjusted (Note 2)
(Dollars in millions)	2005	2004	2003	2005	2004	2003
Retained earnings (deficit):
Balance at beginning of year	$755	$(361)	$59
Net income (loss)	910	1,135	(420)	$910	$1,135	$(420)
Dividends on common stock	(42)	(11)	-
Dividends on preferred stock	(18)	(8)	-

Balance at end of year	$1,605	$755	$(361)
Accumulated other comprehensive income (loss):
Minimum pension liability adjustments (Note 20):
Balance at beginning of year	$(28)	$(1,477)	$(776)
Changes during year, net of taxes(a)	(1,367)	1,450	(699)	(1,367)	1,450	(699)
Changes during year, equity investee	-	(1)	(2)	-	(1)	(2)

Balance at end of year(b)	$(1,395)	$(28)	$(1,477)

Foreign currency translation adjustments:
Balance at beginning of year	$(21)	$(24)	$(27)
Changes during year, net of taxes(a)	(2)	3	3	(2)	3	3

Balance at end of year	(23)	(21)	(24)

Total balances at end of year	$(1,418)	$(49)	$(1,501)

Deferred compensation:
Balance at beginning of year	$(3)	$(2)	$(3)
Changes during year, net of taxes	1	(1)	1

Balance at end of year	$(2)	$(3)	$(2)

Total comprehensive income (loss)				$(459)	$2,587	$(1,118)
Total stockholders’ equity	$3,324	$4,074	$1,153
(a) Related income tax (provision) benefit:
Minimum pension liability adjustments	$874	$(584)	$105
Foreign currency translation adjustments	-	-	-

(b) Includes $17 million at December 31, 2005 and 2004 and $16 million at December 31, 2003 for U. S. Steel’s portion of the minimum pension liability of an equity investee.

The accompanying notes are an integral part of these consolidated financial statements.

1.	Nature of Business and Significant Accounting Policies

Nature of Business

United States Steel Corporation (U. S. Steel) is engaged domestically in the production, sale and transportation of steel mill products, coke and iron ore pellets; the management and development of real estate and, through U. S. Steel Kosice (USSK) and U. S. Steel Balkan (USSB) in the Slovak Republic and Serbia, respectively, in the production and sale of steel mill products. As reported in Note 4, until June 30, 2003, U. S. Steel was also engaged in the production and sale of coal.

Prior to December 31, 2001, the businesses of U. S. Steel comprised an operating unit of USX Corporation, now named and referred to herein as Marathon Oil Corporation (Marathon). On December 31, 2001, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock to holders of USX – U. S. Steel Group common stock (Steel Stock) in exchange for all outstanding shares of Steel Stock on a one-for-one basis (the Separation).

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

The accounts of businesses acquired have been included in the consolidated financial statements from the dates of acquisition. See Note 3 for further discussion of businesses acquired.

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

Loss (income) from investees includes U. S. Steel’s proportionate share of loss (income) from equity method investments, which is recorded on a one month lag except for significant and unusual items which are recorded in the period of occurrence. Gains or losses from changes in ownership of unconsolidated investees are recognized in the period of change. Unrealized profits and losses on transactions with equity investees have been eliminated in consolidation.

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

Sales recognition

Sales are recognized when products are shipped, properties are sold or services are provided to customers, the sales price is fixed and determinable, collectibility is reasonably assured, and title and risks of ownership have passed to the buyer. Shipping and other transportation costs charged to buyers are recorded in both sales and cost of sales.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities of three months or less.

Inventories

Inventories are carried at lower of cost or market on a worldwide basis.

In the fourth quarter 2005, U. S. Steel changed its method of determining the cost of USSK inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Management considers this change to be preferable because it creates a consistent method of determining the cost of inventories within the U. S. Steel Europe (USSE) reportable segment and provides for comparability of the USSE segment with major international competitors. In accordance with Statement of Financial Accounting Standards (FAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154), the change from the LIFO method has been applied retrospectively by adjusting all prior periods presented. See Note 2.

LIFO is the predominant method of inventory costing for domestic inventories. The LIFO method of inventory costing was used on 71% and 66% of total inventories at December 31, 2005 and 2004, respectively.

Derivative instruments

U. S. Steel uses commodity-based and foreign currency derivative instruments to manage its exposure to price risk. Futures, forwards, swaps and options are used to reduce the effects of fluctuations in the purchase price of natural gas and nonferrous metals and also certain business transactions denominated in foreign currencies. U. S. Steel has not at this time elected to designate derivative instruments as qualifying for hedge accounting treatment. As a result, the changes in fair value of all derivatives are recognized immediately in results of operations.

Property, plant and equipment

U. S. Steel records depreciation on a modified straight-line or straight-line method utilizing a composite or group asset approach based upon estimated lives of assets. The modified straight-line method is utilized for domestic steel-producing assets and is based on raw steel production levels. The modification factors applied to straight-line calculations range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level. Applying modification factors decreased depreciation expense by $49 million, $20 million and $21 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Depletion of mineral properties is based on rates which are expected to amortize cost over the estimated tonnage of minerals to be removed.

U. S. Steel evaluates impairment of its property, plant and equipment on an individual asset basis or by logical groupings of assets whenever circumstances indicate that the carrying value may not be recoverable. Assets deemed to be impaired are written down to their fair value using discounted future cash flows and, if available, comparable market values.

When property, plant and equipment depreciated on a group basis is sold or otherwise disposed of, proceeds are credited to accumulated depreciation, depletion and amortization with no immediate effect on income. When property, plant and equipment depreciated on an individual basis is sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as assets held for sale.

Major maintenance activities

U. S. Steel incurs maintenance costs on all of its major equipment. Costs that extend the life of the asset are separately capitalized in property, plant and equipment and are depreciated over their estimated useful life. All other repair and maintenance costs are expensed as incurred.

Environmental remediation

Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve existing assets’ environmental safety or efficiency. U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable. The timing of remediation accruals typically coincide with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted if the amount and timing of the cash disbursements are readily determinable.

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

Intangible Assets

Intangible assets are comprised of proprietary software costs. Amortization is recorded on the straight-line method with useful lives ranging from 5 to 7 years. U. S. Steel evaluates impairment of its intangible assets on an individual basis whenever circumstances indicate that the carrying value may not be recoverable. Intangible assets deemed to be impaired are written down to their fair value using discounted cash flows and, if available, comparable market values. Intangible asset cost basis at December 31, 2005 and 2004 amounted to $53 million. Accumulated amortization amounted to $24 million and $16 million at December 31, 2005 and 2004, respectively. Amortization expense related to intangible assets over the next five years is expected to be $9 million in 2006, 2007, and 2008, $2 million in 2009 and less than $1 million in 2010.

Pensions, other postretirement and postemployment benefits

U. S. Steel has noncontributory defined benefit pension plans and defined benefit retiree health care and life insurance plans (Other Benefits) that cover the majority of its domestic employees on their retirement. Effective May 21, 2003, newly-hired United Steelworkers of America (USWA) union employees and union employees hired with the purchase of substantially all of the integrated steelmaking assets of National Steel Corporation (National) receive pension benefits through the Steelworkers Pension Trust (SPT), a multi-employer pension plan, based upon an hourly contribution rate. Since July 1, 2003 all newly-hired non-union domestic salaried employees, including all those hired from National, receive pension benefits through a defined contribution plan whereby U. S. Steel agrees to contribute a certain percentage of salary based upon attained age each year. The majority of U. S. Steel’s European employees are covered by government-sponsored programs in which U. S. Steel makes required annual contributions. Also, U. S. Steel sponsors defined benefit plans for most European employees covering benefit payments due to employees upon their retirement, some of which are government mandated. The net pension and Other Benefits obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets, salary increases, the mortality of participants and the current level and future escalation of health care costs. Additionally, U. S. Steel recognizes an obligation to provide postemployment benefits for disability-related claims covering indemnity and medical payments for certain domestic employees. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses are deferred and amortized over future periods.

Carbon Dioxide Emission Rights

USSK accounts for the carbon dioxide (CO2) allowances allocated to USSK by the Slovak Ministry of the Environment (see further discussion in Note 29) by recording a liability for the estimated shortfall of such allowances related to emissions already produced based on the current market value of the CO2 allowances.

Concentration of credit and business risks

U. S. Steel is exposed to credit risk in the event of nonpayment by customers principally within the automotive, steel, container, construction, and service center industries and for any sales of coke or iron ore to other integrated producers. Changes in these industries may significantly affect management’s estimates and U. S. Steel’s financial performance. U. S. Steel mitigates its exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. USSK and USSB mitigate credit risk for approximately 53% and 80% of their revenues, respectively, by requiring bank guarantees, letters of credit, credit insurance, prepayment or other collateral.

The majority of U. S. Steel’s customers are located in the United States and Central and Western Europe. No single customer accounted for more than 10% of gross annual revenues.

Foreign currency translation

U. S. Steel is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar. The functional currency for most of our operations outside the United States was the U.S. dollar through December 31, 2005.

As of January 1, 2006, the functional currency for USSK and USSB was changed from the U.S. dollar to the euro primarily because of significant changes in economic facts and circumstances as a result of Slovakia’s entry into the European Union (EU) and the subsequent entry of the Slovak koruna into the Exchange Rate Mechanizm II in preparation for Slovakia’s adoption of the euro. Other factors that contributed to this change are the evolution of USSE into an autonomous business segment, the settlement of its U.S. dollar denominated debt and the establishment of euro-based debt facilities. This change in functional currency will be applied on a prospective basis. After January 1, 2006, assets and liabilities of these entities will be translated from euros to U.S. dollars at period-end exchange rates, and revenues and expenses will be translated at average exchange rates for the applicable period. Resulting translation adjustments will be recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity.

Stock-based compensation

U. S. Steel has various stock-based employee compensation plans, which are described more fully in Note 17. Through December 31, 2005, U. S. Steel accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations. No stock-based employee compensation cost was reflected in net income for stock options or stock appreciation rights (SARs) at the date of grant, as all options and SARs granted had an exercise price equal to the market value of the underlying common stock on the date of grant. When the stock price exceeded the grant price, SARs were adjusted for changes in the market value and compensation expense was recorded. Deferred compensation for restricted stock was charged to equity when the restricted stock was granted and subsequently adjusted for changes in the market value of the underlying stock. The deferred compensation was then expensed over the vesting period and adjusted if conditions of the restricted stock grant were not met. Deferred compensation for the restricted stock plan for certain salaried employees who are not officers of U.S Steel was charged to equity when the restricted stock was granted and subsequently expensed over the vesting period.

On January 1, 2006, U. S. Steel began to apply the provisions of FAS No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R) which is an amendment of FAS No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) and supersedes APB 25 and its related Interpretations. See further discussion in Note 5.

The following table illustrates the effect on net income and earnings per share if U. S. Steel had applied the fair value recognition provisions of FAS 123:

	Year Ended December 31,
		Adjusted (Note 2)
(In millions, except per share data)	2005	2004	2003
Net income (loss)	$910	$1,135	$(420)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	-	21	51
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(8)	(27)	(52)

Pro forma net income (loss)	$902	$1,129	$(421)

Net income (loss) per share:
- As reported - basic	$7.87	$10.00	$(4.22)
- diluted	7.00	8.83	(4.22)
- Pro forma - basic	7.79	9.95	(4.23)
- diluted	6.96	8.80	(4.23)

The above pro forma amounts were based on a Black-Scholes option-pricing model, which included the following information and assumptions:

	Year Ended December 31,
	2005	2004	2003
Weighted average grant date exercise price per share of options granted during the period	$40.37	$29.54	$15.45
Expected annual dividends per share	$0.40	$0.20	$0.20
Expected life in years	4	4	5
Expected volatility	44%	44%	46%
Risk-free interest rate	3.7%	3.3%	2.3%
Weighted average grant date fair value of options granted during the period, as calculated from above	$14.61	$10.71	$5.88

Deferred taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include U. S. Steel’s expectation to generate sufficient future taxable income and the projected time period over which these deferred tax assets will be realized. Deferred tax liabilities have not been recognized for the undistributed earnings of certain foreign subsidiaries, primarily USSK, because management intends, without regard to the one-time repatriation in 2005, to permanently reinvest such earnings in foreign operations. See further discussion in Note 14. U. S. Steel records a valuation allowance when necessary to reduce deferred tax assets to the amount that will more likely than not be realized.

Insurance

U. S. Steel is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income in the period of occurrence.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

2.	Change in Inventory Method

During the fourth quarter of 2005, U. S. Steel changed its method of determining the cost of USSK inventories from the LIFO method to the FIFO method. Management considers this change to be preferable because it creates a consistent method of determining the cost of inventories within the USSE reportable segment and provides for comparability of the USSE reportable segment with major international competitors. Comparative financial statements for all prior periods presented have been adjusted to apply the new method retrospectively.

The following line items on the statement of operations for the year ended December 31, 2005 were affected by the change in accounting principle:

(Dollars in millions)	As Computed under LIFO	Effect of Change	As Reported under FIFO
Cost of sales	$11,584	$17	$11,601
Income from operations	1,456	(17)	1,439
Net interest and other financial costs(a)	102	25	127
Income tax provision	366	(1)	365
Net income	951	(41)	910
Net income per common share:
- Basic	$8.23	$(0.36)	$7.87
- Diluted	$7.32	$(0.32)	$7.00
(a)	Reflects the adjustment for foreign currency remeasurement effects of adjusted inventory cost.

In accordance with FAS No. 154, “Accounting Changes and Error Corrections” (FAS 154) the change from the LIFO method has been applied retrospectively by adjusting all prior periods presented. The following tables present the line items on the statement of operations that were impacted by the accounting change for the years ended December 31, 2004 and 2003:

(Dollars in millions)	As Originally Reported	Effect of Change	As Adjusted
Year Ended December 31, 2004
Cost of sales	$11,413	$(45)	$11,368
Income from operations	1,580	45	1,625
Net interest and other financial costs(a)	119	(4)	115
Income tax provision	351	5	356
Net income	1,091	44	1,135
Net income per common share:
- Basic	$9.60	$0.40	$10.00
- Diluted	$8.48	$0.35	$8.83
Year Ended December 31, 2003
Cost of sales	$8,469	$(11)	$8,458
Loss from operations	(730)	11	(719)
Net interest and other financial costs(a)	130	(34)	96
Income tax benefit	(454)	2	(452)
Net loss	(463)	43	(420)
Net loss per common share:
- Basic	$(4.64)	$0.42	$(4.22)
- Diluted	$(4.64)	$0.42	$(4.22)
(a)	Reflects the adjustment for foreign currency remeasurement effects of adjusted inventory cost.

The following tables present the line items on the balance sheet that were impacted by the accounting change at December 31, 2005 and 2004:

December 31, 2005 (Dollars in millions)	As Computed under LIFO	Effect of Change	As Reported under FIFO
Inventory	$1,400	$66	$1,466
Deferred income tax benefits	278	(3)	275
Retained earnings	1,542	63	1,605

December 31, 2004 (Dollars in millions)	As Originally Reported	Effect of Change	As Adjusted
Inventory	$1,197	$108	$1,305
Deferred income tax liabilities	4	4	8
Retained earnings	651	104	755

As a result of the accounting change, retained earnings as of January 1, 2003 increased from $42 million, as originally reported using the LIFO method, to $59 million using the FIFO method.

The following tables present the line items on the statement of cash flows that were impacted by the accounting change for the years ended December 31, 2005, 2004 and 2003:

Year Ended December 31, 2005 (Dollars in millions)	As Computed under LIFO	Effect of Change	As Reported under FIFO
Net income	$951	$(41)	$910
Deferred income taxes	44	(1)	43
Inventories	(203)	42	(161)

(Dollars in millions)	As Originally Reported	Effect of Change	As Adjusted
Year Ended December 31, 2004
Net income	$1,091	$44	$1,135
Deferred income taxes	355	5	360
Inventories	87	(49)	38
Year Ended December 31, 2003
Net loss	$(463)	$43	$(420)
Deferred income taxes	(445)	2	(443)
Inventories	235	(45)	190

Because U. S. Steel adopted the accounting change in the fourth quarter of 2005, it is necessary to adjust the previously reported quarters of 2005 as if the change had been effective as of January 1, 2005. The accounting change affects the quarters of 2005 as follows:

	Unaudited
Statement of Operations (Dollars in millions)	As Originally Reported	Effect of Change	As Adjusted
Quarter Ended September 30, 2005
Cost of sales	$2,808	$11	$2,819
Income from operations	159	(11)	148
Net interest and other financial costs(a)	16	4	20
Income tax provision	28	(1)	27
Net income	107	(14)	93
Net income per common share:
- Basic	$0.89	$(0.12)	$0.77
- Diluted	$0.82	$(0.11)	$0.71
Quarter Ended June 30, 2005
Cost of sales	$2,925	$(8)	$2,917
Income from operations	413	8	421
Net interest and other financial costs(a)	63	5	68
Income tax provision	93	(1)	92
Net income	245	4	249
Net income per common share:
- Basic	$2.11	$0.03	$2.14
- Diluted	$1.88	$0.03	$1.91
Quarter Ended March 31, 2005
Cost of sales	$2,899	$(8)	$2,891
Income from operations	640	8	648
Net interest and other financial costs(a)	22	3	25
Income tax provision	155	1	156
Net income	455	4	459
Net income per common share:
- Basic	$3.95	$0.03	$3.98
- Diluted	$3.48	$0.03	$3.51
(a)	Reflects the adjustment for foreign currency remeasurement effects of adjusted inventory cost.

	Unaudited
Balance Sheet (Dollars in millions)	As Originally Reported	Effect of Change	As Adjusted
September 30, 2005
Inventory	$1,341	$101	$1,442
Deferred income tax benefits	261	(3)	258
Retained earnings	1,413	98	1,511
June 30, 2005
Inventory	$1,428	$116	$1,544
Deferred income tax benefits	138	(4)	134
Retained earnings	1,322	112	1,434
March 31, 2005
Inventory	$1,308	$113	$1,421
Deferred income tax benefits	176	(5)	171
Retained earnings	1,093	108	1,201

	Unaudited
Statement of Cash Flows (Dollars in millions)	As Originally Reported	Effect of Change	As Adjusted
Nine Months Ended September 30, 2005
Net income	$807	$(6)	$801
Deferred income taxes	86	(1)	85
Inventories	(144)	7	(137)
Six Months Ended June 30, 2005
Net income	$700	$8	$708
Deferred income taxes	158	-	158
Inventories	(231)	(8)	(239)
Three Months Ended March 31, 2005
Net income	$455	$4	$459
Deferred income taxes	103	1	104
Inventories	(111)	(5)	(116)

The accounting change affects the quarters of 2004 as follows:

	Unaudited
Statement of Operations (Dollars in millions)	As Originally Reported	Effect of Change	As Adjusted
Quarter Ended December 31, 2004
Cost of sales	$3,072	$4	$3,076
Income from operations	547	(4)	543
Net interest and other financial costs(a)	(23)	10	(13)
Income tax provision	88	3	91
Net income	468	(17)	451
Net income per common share:
- Basic	$4.07	$(0.15)	$3.92
- Diluted	$3.59	$(0.13)	$3.46
Quarter Ended September 30, 2004
Cost of sales	$2,967	$(7)	$2,960
Income from operations	494	7	501
Net interest and other financial costs(a)	4	1	5
Income tax provision	126	1	127
Net income	354	5	359
Net income per common share:
- Basic	$3.08	$0.04	$3.12
- Diluted	$2.72	$0.04	$2.76
Quarter Ended June 30, 2004
Cost of sales	$2,816	$(29)	$2,787
Income from operations	388	29	417
Net interest and other financial costs(a)	86	(15)	71
Income tax provision	86	-	86
Net income	211	44	255
Net income per common share:
- Basic	$1.82	$0.39	$2.21
- Diluted	$1.62	$0.34	$1.96
Quarter Ended March 31, 2004
Cost of sales	$2,558	$(13)	$2,545
Income from operations	151	13	164
Net interest and other financial costs(a)	52	-	52
Income tax provision	51	1	52
Net income	58	12	70
Net income per common share:
- Basic	$0.51	$0.11	$0.62
- Diluted	$0.47	$0.10	$0.57
(a)	Reflects adjustment for foreign currency remeasurement effects of adjusted inventory cost.

	Unaudited
Balance Sheet (Dollars in millions)	As Originally Reported	Effect of Change	As Adjusted
September 30, 2004
Inventory	$1,251	$122	$1,373
Deferred income tax benefits	167	(1)	166
Retained earnings	193	121	314
June 30, 2004
Inventory	$1,332	$116	$1,448
Deferred income tax benefits	245	-	245
Retained deficit	(152)	116	(36)
March 31, 2004
Inventory	$1,180	$72	$1,252
Deferred income tax benefits	239	-	239
Retained deficit	(363)	72	(291)

	Unaudited
Statement of Cash Flows (Dollars in millions)	As Originally Reported	Effect of Change	As Adjusted
Nine Months Ended September 30, 2004
Net income	$623	$61	$684
Deferred income taxes	264	2	266
Inventories	32	(63)	(31)
Six Months Ended June 30, 2004
Net income	$269	$56	$325
Deferred income taxes	90	1	91
Inventories	(48)	(58)	(106)
Three Months Ended March 31, 2004
Net income	$58	$12	$70
Deferred income taxes	33	1	34
Inventories	104	(14)	90

3.	Business Combinations

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

In connection with the acquisition of National’s assets, U. S. Steel reached a labor agreement with the USWA that covers employees at the U. S. Steel facilities and the acquired National facilities. The agreement was ratified by the USWA membership in May 2003, expires in September 2008 and provided for a workforce restructuring through a Transition Assistance Program (TAP) (See Note 10).

The following unaudited pro forma data for U. S. Steel includes the results of operations of National as if the acquisition had been consummated at the beginning of 2003, including the effects of the labor agreement as it pertains to the former National facilities and the financings incurred to fund the acquisition (see Notes 18 and 22). The unaudited pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

Adjusted (Note 2)
(Dollars in millions, except per share data) (Unaudited)	Pro Forma 2003
Net sales	$10,334
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles	(355)
Per share – basic and diluted	(3.62)
Net income (loss)	(414)
Dividends on preferred stock	18
Net income (loss) applicable to common stock	(432)
Per share – basic and diluted	(4.19)

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

The transaction required the following commitments by USSB: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of the approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in USSB to any third party without government consent for a period of five years. As of December 31, 2005, $1 million remained under the spending commitment with the Serbian government. USSB did not assume or acquire any pre-acquisition liabilities including environmental, tax, social insurance liabilities, product liabilities and employee claims, other than $4 million in pension and other employee related liabilities.

The statement of operations includes the results of USSB from September 12, 2003. Prior to the acquisition, the operating results of activities under certain agreements with Sartid were included in the results of USSE.

From 1992 to 1995 and again from 1999 to October 2000, political and economic sanctions were enforced against Serbia by the United Nations. As a result of operating under the sanctions and government control, these facilities had been operating at levels well below capacity and were in disrepair. The limited financial data available for Sartid is not reliable nor is it believed that reliable historical financial statements could be prepared from the data that exists. In addition, any historical information provided would not reflect a market-based operation. Therefore, U. S. Steel management believes that historical financial information for Sartid is irrelevant to investors and consequently, no historical information for Sartid is presented nor will it be provided in future filings. In addition, pro forma financial data is not presented for prior years because there is no reliable historical information on which to base pro forma amounts.

4.	Divestiture

On June 30, 2003, U. S. Steel completed the sale of the coal mines and related assets of U. S. Steel Mining Company, LLC (Mining Sale) to PinnOak Resources, LLC (PinnOak), which is not affiliated with U. S. Steel, thereby ending U. S. Steel’s participation in coal mining operations. PinnOak acquired the Pinnacle No. 50 mine complex located near Pineville, West Virginia and the Oak Grove mine complex located near Birmingham, Alabama. In conjunction with the sale, U. S. Steel and PinnOak entered into a coal supply agreement, which runs through December 31, 2006.

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

5.	New Accounting Standards

In December 2004, the FASB issued FAS No. 123R. This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delayed the effective date of FAS 123R. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. Under the SEC’s rule, FAS 123R is now effective for U. S. Steel for annual rather than interim periods that begin after June 15, 2005. U. S. Steel will apply this Statement to all awards granted on or after January 1, 2006 and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on and after January 1, 2006 for the portion of outstanding awards for which requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS 123 for proforma disclosures. Currently, U. S. Steel expects that the effect of adopting this Statement on 2006 results will be a reduction to net income of less than $10 million.

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

In May 2005, the FASB issued FAS 154, which changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. FAS 154 is effective for accounting changes and correction of errors made on or after January 1, 2006, with early adoption permitted. U. S. Steel began applying the provisions of this statement in the fourth quarter of 2005.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. U. S. Steel does not expect any financial statement implications related to the adoption of this Statement.

6.	Segment Information

During 2005, U. S. Steel had three reportable operating segments: Flat-rolled Products (Flat-rolled), USSE and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category. Real Estate was a reportable segment until the end of 2004. As of January 1, 2005, the results of Real Estate are included in the Other Businesses category, and prior period results have been reclassified to conform to this presentation. As of January 1, 2004, the residual results of Straightline were included in the Flat-rolled segment, see further discussion in Note 10. The application of FIN 46R required U. S. Steel to consolidate the 1314B Partnership effective January 1, 2004. The results of the 1314B Partnership, which are included in the Flat-rolled segment, were previously accounted for under the equity method. For further information, see Note 19.

The Flat-rolled segment includes the operating results of U. S. Steel’s domestic integrated steel mills and equity investees involved in the production of sheet, tin mill products and strip mill plate, as well as all domestic coke production facilities. These operations are principally located in the United States and primarily serve domestic customers in the service center, conversion, transportation (including automotive), container, construction and appliance markets. Effective May 20, 2003, the Flat-rolled segment includes the operating results of Granite City Works, Great Lakes Works, the Midwest Plant, ProCoil and U. S. Steel’s equity interest in Double G, which were acquired from National. In November 2003, U. S. Steel disposed of the Gary Works plate mill.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill in Slovakia; and, effective September 12, 2003, USSB, U. S. Steel’s integrated steel facilities in Serbia. Prior to September 12, 2003, this segment included the operating results of activities under certain agreements with Sartid. These agreements were terminated in conjunction with the acquisition. USSE produces and sells sheet, strip mill plate, tin mill, tubular, precision tube and specialty steel products. USSE primarily serves customers in the central and western European construction, conversion, service center, appliance, container, transportation, and oil, gas and petrochemical markets.

The Tubular segment includes the operating results of U. S. Steel’s domestic tubular production facilities. These operations produce and sell both seamless and electric resistance weld tubular products and primarily serve customers in the oil, gas and petrochemical markets.

Other Businesses include the production and sale of iron ore pellets, transportation services and the management and development of real estate. Effective May 20, 2003, Other Businesses include the operating results of Keewatin and Delray Connecting Railroad, which were acquired from National. Prior to the Mining Sale on June 30, 2003, Other Businesses were involved in the mining, processing and sale of coal.

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

The accounting principles applied at the operating segment level in determining income (loss) from operations are generally the same as those applied at the consolidated financial statement level. The transfer value for steel rounds and bands from Flat-rolled to Tubular and the transfer value for domestic iron ore pellets from Other Businesses to Flat-rolled are set at the beginning of each year based on expected total production costs and may be adjusted quarterly if actual production costs warrant. During 2005, the cost to produce steel rounds increased dramatically, and the transfer price for steel rounds supplied by Flat-rolled, which had been established at the beginning of 2005 based on projected costs, was increased by $53 per ton effective April 1, 2005, by an additional $20 per ton effective July 1, 2005 and by an additional $46 per ton effective October 1, 2005. All other intersegment sales and transfers are accounted for at market-based prices. All intersegment sales and transfers are eliminated at the corporate consolidation level. Corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations are as follows:

(In millions)	Customer sales	Intersegment sales	Net sales	Income (loss) from equity investees	Income (loss) from operations		Depreciation, depletion & amortization	Capital expenditures
2005
Flat-rolled(a)	$8,813	$441	$9,254	$30	$602		$232	$377
USSE	3,336	10	3,346	-	502		72	249
Tubular	1,546	-	1,546	-	528		13	5

Total reportable segments	13,695	451	14,146	30	1,632		317	631
Other Businesses	344	860	1,204	-	43		49	110
Reconciling Items	-	(1,311)	(1,311)	-	(236)		-	-

Total	$14,039	$-	$14,039	$30	$1,439		$366	$741

2004
Flat-rolled(a)	$9,827	$237	$10,064	$55	$1,185		$268	$253
USSE(b)	2,839	-	2,839	2	439	(b)	55	223
Tubular	941	-	941	-	197		16	8

Total reportable segments	13,607	237	13,844	57	1,821	(b)	339	484
Other Businesses	368	760	1,128	-	58		43	95
Reconciling Items	-	(997)	(997)	-	(254)		-	-

Total	$13,975	$-	$13,975	$57	$1,625	(b)	$382	$579

2003
Flat-rolled(a)	$6,401	$213	$6,614	$16	$(54)		$250	$101
USSE(b)	1,817	11	1,828	1	214	(b)	50	121
Tubular	573	-	573	-	(25)		15	50
Straightline(c)	138	-	138	-	(70)		5	2

Total reportable segments	8,929	224	9,153	17	65	(b)	320	274
Other Businesses	399	640	1,039	(17)	15		43	42
Reconciling Items	-	(864)	(864)	(11)	(799)		-	-

Total	$9,328	$-	$9,328	$(11)	$(719	)(b)	$363	$316

(a)	Includes the results of National flat-rolled facilities from May 20, 2003, the residual results of Straightline from January 1, 2004 and the consolidated results of the 1314B Partnership that was accounted for under the equity method prior to January 1, 2004.
(b)	As a result of the change from the LIFO to the FIFO method of inventory costing at USSK (see further information in Note 2), USSE income from operations for the years ended December 31, 2004 and 2003 increased from $394 million and $203 million, respectively, to $439 million and $214 million, respectively. USSE includes the results of USSB from September 12, 2003. Prior to September 12, 2003, USSE included the effects of activities under certain agreements with Sartid.
(c)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment. Prior year results have not been restated as, prior to December 31, 2003, Straightline had a separate management structure and was a different entity than the residual Straightline.

The following is a schedule of reconciling items to income (loss) from operations:

(In millions)	2005	2004	2003
Items not allocated to segments:
Retiree benefit expenses	$(267)	$(257)	$(107)
Other items not allocated to segments:
Property tax settlement gain (Note 14)	70	-	-
Environmental remediation at previously sold facility (Note 29)	(20)	-	-
Income from sale of certain assets (Notes 8 and 9)	-	43	47
Gain on timber contribution to pension plan (Note 8)	-	-	55
Workforce reduction charges, including pension settlement losses (Notes 10 and 20)	(20)	(17)	(621)
Stock appreciation rights (Note 17)	1	(23)	(75)
Costs related to Straightline shutdown (Note 10)	-	-	(16)
Litigation items (Note 29)	-	-	(25)
Asset impairments - loss on plate mill swap (Note 10)	-	-	(46)
- cost method investment (Note 7)	-	-	(11)

Total other items not allocated to segments	31	3	(692)

Total reconciling items	$(236)	$(254)	$(799)

Net Sales by Product:

The following summarizes net sales by product:

(In millions)	2005	2004	2003

Flat-rolled steel products	$11,277	$11,555	$7,372
Tubular	1,651	1,042	626
Raw materials (coal, coke and iron ore)(a)	385	705	419
Other(b)	726	673	911

Total:	$14,039	$13,975	$9,328
(a)	The sale of coal ceased with the Mining Sale on June 30, 2003. Includes net sales from the 1314B Partnership effective January 1, 2004.
(b)	Includes sales of steel production by-products; transportation services and the management and development of real estate. Included net sales from steel mill products distribution prior to January 1, 2004, when the residual results of Straightline were included in Flat-rolled; and net sales from the management of mineral resources prior to February 2004, when U.S. Steel sold substantially all of the remaining mineral interests administered by Real Estate.

Geographic Area:

The information below summarizes net sales and property, plant and equipment, equity investments, and split dollar life insurance (assets) based on the location of the operating segment to which they relate.

(In millions)	Year	Net Sales	Assets

United States	2005	$10,774	$3,337
	2004	$11,146	$3,127
	2003	$7,522

Europe	2005	3,346	949
	2004	2,839	775
	2003	1,827

Other Foreign Countries	2005	10	6
	2004	8	7
	2003	9

Eliminations	2005	(91)	-
	2004	(18)	-
	2003	(30)

Total	2005	$14,039	$4,292
	2004	$13,975	$3,909
	2003	$9,328

7.	Income from Investees

Income from investees in 2003 includes an impairment charge of $11 million due to an other than temporary decline in value of a cost method investment.

8.	Net Gains on Disposal of Assets

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

In 2005, 2004 and 2003, U. S. Steel received $2 million, $7 million and $14 million, respectively, as a result of trade adjustment assistance legislation.

On April 25, 2003, U. S. Steel sold certain coal seam gas interests in Alabama for net cash proceeds of approximately $34 million, which is reflected in other income.

10.	Restructuring Charges

During 2003, U. S. Steel implemented a restructuring program to reduce its cost structure primarily through workforce and administrative cost reductions, a new labor agreement with the USWA, industry consolidation and the divestiture of non-core assets. The domestic steel industry has been restructuring after many years of low prices and worldwide oversupply. One factor facilitating the restructuring of the domestic steel industry has been the reduced cost structure through the elimination of unfunded pension, healthcare and other legacy costs for companies that went through the bankruptcy process.

During 2003, U. S. Steel incurred $683 million of restructuring related costs. These restructuring charges included employee severance and benefit charges of $623 million, which include $2 million related to the Straightline shutdown, and fixed asset impairments of $60 million. See further discussion on the employee severance and benefit charges in Note 20. The fixed asset impairment charges include $46 million for the November 1, 2003 non-monetary exchange of U. S. Steel’s plate mill at Gary Works for the assets of International Steel Group, Inc.’s No. 2 pickle line at its Indiana Harbor Works and $14 million for the write-off of fixed assets of the Straightline segment which was closed to new business effective December 31, 2003, due to continued operating losses. Straightline was shut down in 2004.

11.	Net Interest and Other Financial Costs

			Adjusted (Note 2)
(In millions)	2005		2004		2003
Interest and other financial income:
Interest income	$40		$14		$6
Foreign currency remeasurement gains (losses)	(80)		36	(a)	54	(a)

Total	(40)		50		60

Interest and other financial costs:
Interest incurred	119		154		154
Less interest capitalized	12		8		8

Net interest	107		146		146
Interest on tax issues	(28	)(b)	(26	)(c)	-	(c)
Loss on debt extinguishment	-		27	(d)	-
Financial costs on:
Sale of receivables	1		2		2
Inventory facility	2		4		1
Amortization of discounts and deferred financing costs	5		12	(e)	7	(f)

Total	87		165		156

Net interest and other financial costs	$127		$115		$96
(a)	As a result of the change from the LIFO to the FIFO inventory costing method at USSK (see further information in Note 2), foreign currency remeasurement gains for the years ended December 31, 2004 and 2003 increased from $32 million and $20 million, respectively, to $36 million and $54 million, respectively.
(b)	Includes a favorable effect of $25 million related to the Gary Works property tax settlement in the first quarter of 2005. See Note 14 for further discussion.
(c)	Includes a favorable adjustment of $38 million and $17 million for 2004 and 2003, respectively, related to the settlement of prior years’ taxes.
(d)	Charge related to the premium paid on the partial early extinguishment of the 9.75% and 10.75% Senior Notes. See Note 18.
(e)	Includes a $6 million write-off of discount issue costs related to the partial early extinguishment of the 9.75% and 10.75% Senior Notes. See Note 18.
(f)	Includes a $3 million write-off of deferred financing costs associated with the $400 million inventory facility which was replaced by a $600 million facility in May 2003.

Net interest and other financial costs include amounts related to the remeasurement of USSK’s and USSB’s assets and liabilities into the U.S. dollar, which was USSK’s and USSB’s functional currency through December 31, 2005.

12.	Income and Dividends Per Common Share

Basic net income (loss) per common share is calculated by adjusting net income (loss) for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share assumes the exercise of stock options, the vesting of restricted stock and the conversion of preferred stock, provided in each case the effect is dilutive.

Potential common stock of 16,499,945 shares related to the conversion of preferred stock, exercise of employee stock options and vesting of restricted stock have been included in the computation of diluted net income for 2005 because their effects were dilutive. Potential common stock of 16,804,489 shares related to the conversion of preferred stock, exercise of employee stock options and vesting of restricted stock have been included in the computation of diluted net income for 2004 because their effects were dilutive. Potential common stock of 14,431,178 shares related to the conversion of preferred stock, exercise of employee stock options and vesting of restricted stock have been excluded from the computation of diluted net loss for 2003 because their effects were antidilutive.

		Adjusted (Note 2)
Computation of Income Per Common Share	2005	2004	2003
Net income (loss) applicable to common stock (in millions)	$892	$1,117	$(436)
Weighted average shares outstanding (in thousands):
Basic	113,470	111,838	103,179
Diluted	129,970	128,643	103,179
Per share:
Basic	$7.87	$10.00	$(4.22)
Diluted	$7.00	$8.83	$(4.22)

Quarterly dividends on common stock amounted to 8 cents per share for the first quarter and 10 cents per share for the second, third and fourth quarters of 2005. Quarterly dividends amounted to 5 cents per share for each quarter of 2004 and 2003.

13.	Inventories

(In millions)	December 31, 2005	Adjusted (Note 2) December 31, 2004
Raw materials	$428	$308
Semi-finished products	568	591
Finished products	391	333
Supplies and sundry items	79	73

Total	$1,466	$1,305

See the discussion of the change in the method of determining the cost of inventories at USSK in Note 2. The prior year disclosures in the paragraph below have been adjusted to reflect this change.

Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $680 million in 2005 and $660 million in 2004. Cost of revenues was reduced and income (loss) from operations was improved by $22 million, $15 million and $10 million in 2005, 2004 and 2003, respectively, as a result of liquidations of LIFO inventories.

Supplies and sundry items inventory in the table above includes $50 million and $46 million of land held for residential/commercial development as of December 31, 2005 and 2004, respectively.

U. S. Steel has a raw material swap agreement with another steel manufacturer designed to provide logistical efficiencies in the supply of coke to our operating locations. The coke swaps are recorded at cost in accordance with APB 29, “Accounting for Nonmonetary Transactions” U. S. Steel shipped approximately 310,000 tons and received approximately 315,000 tons of coke under the swap agreement during 2005. There was no income statement impact related to these swaps.

14.	Income Taxes

Provisions (benefits) for income taxes were:

	2005			2004			2003
					Adjusted (Note 2)			Adjusted (Note 2)
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$246	$21	267	$(34)	$318	$284	$(14)	$(359)	$(373)
State and local	37	4	41	5	64	69	3	(73)	(70)
Foreign	39	18	57	25	(22)	3	2	(11)	(9)

Total	$322	$43	$365	$(4)	$360	$356	$(9)	$(443)	$(452)

A reconciliation of the federal statutory tax rate of 35% to total provisions (benefits) follows:

		Adjusted (Note 2)
(In millions)	2005	2004	2003
Statutory rate applied to income (loss) before income taxes	$459	$529	$(285)
Minority Interest	(13)	(11)	-
Excess percentage depletion	(34)	(28)	(1)
Effects of foreign operations	(66)	(157)	(102)
State and local income taxes after federal income tax effects	26	45	(46)
Adjustments of prior years’ federal income taxes	(2)	(23)	(19)
Other	(5)	1	1

Total provisions (benefits)	$365	$356	$(452)

American Jobs Creation Act

The American Jobs Creation Act of 2004 (the Act) provides a deduction for income from qualified domestic production activities, which is phased in from 2005 through 2010. The Act also provides for a phase-out of the existing extra-territorial income (ETI) exclusion for certain foreign sales over the years 2005 and 2006. The net effect of the phase-out of the ETI and the phase-in of this new deduction resulted in a decrease in the effective tax rate for fiscal year 2005 of less than 1 percentage-point, and U. S. Steel expects the same effect for 2006 based on current earnings levels. In the long-term, U. S. Steel expects that the new deduction will result in a decrease of the annual effective tax rate of approximately 2 percentage-points based on current earnings levels. Under the guidance in FSP FAS 109-1, the deduction will be treated as a “special deduction” as described in FAS 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing as of the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on U. S. Steel’s tax return.

The Act also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In December 2005, U. S. Steel both approved a plan for reinvestment and repatriated a cash dividend amount of $300 million, of which $287 million qualified for the 85 percent dividends received deduction. Pursuant to the plan for reinvestment, during 2005 U. S. Steel made expenditures for capital additions and improvements at its domestic steel and iron-ore producing facilities in excess of the $300 million cash dividend amount. As a result, U. S. Steel recorded a related tax expense of $16 million of which $15 million related to the amount that qualified for the 85 percent dividends received deduction.

Taxes on Foreign Income

Pretax income for the years 2005, 2004 and 2003 included $389 million, $453 million and $260 million attributable to foreign sources. Without regard to the one-time repatriation discussed above, as of December 31, 2005, and based on the tax laws in effect at that time, it remains U. S. Steel’s intention to continue to indefinitely reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. Undistributed earnings of certain consolidated foreign subsidiaries, net of the $300 million repatriation, at December 31, 2005, amounted to $1,276 million. If such earnings were not permanently reinvested, a U.S. deferred tax liability of approximately $400 million would have been required.

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales, and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the year in which the credit is claimed and the following four years. See Note 29 for a discussion of the capital improvement program commitments to the Slovak government. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. The Slovak government has confirmed that USSK has complied with the tax credit requirements for 2000, and management believes that USSK has also fulfilled all of the necessary conditions for claiming the tax credit for 2001 through 2005. As a result of claiming tax credits of 100 percent of USSK’s tax liability for the years 2000 through 2004 and management’s intent to reinvest earnings in foreign operations, virtually no current income tax provision, except for the two $16 million tax payments discussed below, was recorded for USSK income for the years 2001 through 2004. During 2005, a current income tax provision was recorded for USSK because the tax credit is limited to 50 percent of the statutory rate.

In connection with Slovakia joining the EU, the total tax credit granted to USSK for the period 2000 through 2009 was agreed to be limited to $430 million. It is possible that the tax credit could expire prior to 2009 if taxable earnings are sufficient to utilize the credit earlier. USSK recorded a charge of $32 million in the first quarter of 2004 to account for the effects of this agreement and made tax payments of $16 million in each of 2004 and 2005. Also, additional conditions for claiming the tax credit were established. These new conditions limit USSK’s annual production of flat-rolled products and its sales of all products into the 15 countries that were members of the EU prior to Slovakia and nine other nations that joined the EU in May 2004. Management does not believe the production and sales limits are materially burdensome.

Gary Property Tax Settlement

U. S. Steel closed a personal property settlement agreement with the City of Gary, Lake County, and the State of Indiana in the first quarter 2005. As a result, previous accruals of disputed amounts were reversed which reduced cost of sales by $70 million and reduced interest and other financial costs by $25 million. Under the settlement agreement, U. S. Steel made a $44 million payment during the second quarter 2005 and fulfilled its obligation to spend $150 million on capital projects at its Lake County operations. U. S. Steel also agreed to negotiate the transfer of approximately 200 acres of property to the city of Gary, and these negotiations have not yet been completed. The income tax provision for 2005 includes a charge of $37 million related to the $95 million pre-tax gain from the settlement.

Status of IRS Examinations

In connection with the Separation, U. S. Steel and Marathon entered into a tax sharing agreement that provides for payments between U. S. Steel and Marathon for certain tax adjustments which may be made after the Separation. The examination phase of the IRS audit of the consolidated tax returns of Marathon for the years 1998 through 2001 has been completed, and the appeals process began in 2005. The examination phase of the IRS audit of the consolidated tax returns of U. S. Steel for the years 2002 and 2003 began in 2005. Unfavorable settlement of any particular issue would require use of U. S. Steel’s cash and could increase the effective tax rate to the extent an issue was more than just the timing of a deduction or income item and was settled for more than the amount of the provision. Favorable resolution, including resolution of claims that have been made for additional tax deductions and credits, could increase U. S. Steel’s cash and be recognized as a reduction to U. S. Steel’s effective tax rate in the year of resolution. U. S. Steel believes it has made adequate provision for income taxes and interest which may become payable for years not settled.

During 2004, the audit of Marathon’s consolidated federal income tax returns for the years 1995 through 1997 was completed, reviewed and approved by the Congressional Joint Committee on Taxation. As a consequence of this settlement and the favorable adjustments to accrued interest for prior years’ taxes, additional tax expense of $7 million was recorded in 2004. Also in 2004, as part of its audit of the 1998 through 2001 years, the Internal Revenue Service completed its review of a Research and Development Tax Credit claim related to the years 1988 through 2000, which resulted in a benefit to the income tax provision of $15 million, and a reversal of interest expense accruals of $2 million. During 2003, the audit of Marathon for the years 1988 through 1994 was settled with the IRS and allocated to U. S. Steel, resulting in the recognition of a $13 million benefit.

Deferred taxes

Deferred tax assets and liabilities resulted from the following:

	December 31,
		Adjusted (Note 2)
(In millions)	2005	2004
Deferred tax assets:
Federal tax loss carryforwards	$-	$84
Federal minimum tax credits	-	11
State tax credit carryforwards ($2 million expiring in 2010 and 2011, $3 million do not expire)	5	5
State tax loss carryforwards (expiring in 2009 through 2023)	4	23
Foreign tax loss carryforwards and credits ($57 million expiring in 2013 through 2015, $23 million do not expire)	80	48
Employee benefits	901	1,126
Receivables, payables and debt	16	63
Expected federal benefit for deducting state deferred income taxes	23	22
Contingencies and accrued liabilities	68	77
Other deductible temporary differences	69	24
Inventory	22	-
Valuation allowances:
Federal	-	-
State	-	-
Foreign	(81)	(48)

Total deferred tax assets	1,107	1,435

Deferred tax liabilities:
Property, plant and equipment	586	495
Pension asset	-	1,023
Inventory	-	172
Investments in subsidiaries and equity investees	35	42
Other taxable temporary differences	-	46

Total deferred tax liabilities	621	1,778

Net deferred tax assets (liabilities)	$486	$(343)

At December 31, 2005, the net domestic deferred tax asset was $472 million. At December 31, 2004, the net domestic deferred tax liability was $375 million. During 2004, federal and state valuation allowances totaling $209 million previously charged to other comprehensive income were reversed. See discussion related to the additional minimum liability below. Substantially all of U. S. Steel’s deferred tax assets relate to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and payments are made to retirees. Despite the cyclical nature of the domestic integrated steel industry, management fully expects to realize tax benefits for the entire amount of these recorded tax assets. Several of the factors considered in reaching this conclusion were the length of time over which the deductions for employee benefit liabilities will be claimed on tax returns, the current law provisions which permit loss carryforwards for an extended period, and U. S. Steel’s demonstrated ability of utilizing the entire amount of tax deductions and tax attributes over previous business cycles.

Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Slovak koruna and Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to the cumulative losses experienced since the acquisition of USSB. As USSB generates sufficient income, the valuation allowance of $58 million for Serbian taxes could be partially or fully reversed at such time that it is more likely than not that the related deferred tax asset will be realized. At December 31, 2005 and 2004, the amount of net foreign deferred tax assets recorded was $14 million and $32 million, respectively, net of an established valuation allowance of $81 million and $48 million, respectively. The net deferred tax asset at December 31, 2004, included $29 million of Slovak tax recorded in 2004 related to foreign exchange losses on long-term receivables. During 2004, the Slovak tax law was clarified to allow cumulative foreign exchange losses to be deducted. The repayment of long-term USSK debt in November 2004 resulted in a $14 million Slovak tax related to foreign exchange gains, which was offset fully by the Slovak income tax credit. Accordingly, the $14 million deferred tax liability that was associated with this gain was reversed in 2004, resulting in a credit to tax expense.

Additional minimum liability

Based on the year-end 2005 measurement of the main defined benefit pension plan, U. S. Steel was required to record an additional minimum liability which resulted in an increase to deferred tax assets. See further discussion in Note 20. The corresponding charge to equity was $1,366 million, net of deferred tax assets of $873 million. This resulted in U. S. Steel being in an overall net deferred tax asset position as of December 31, 2005. See further discussion on the domestic deferred tax asset above. Based on the year-end 2004 measurement of the main defined benefit pension plan, the additional minimum liability recorded in 2003 for this plan was no longer necessary, resulting in a reversal of the related deferred tax assets of $794 million and an associated valuation allowance of $209 million through equity.

15.	Investments and Long-Term Receivables

	December 31,
(In millions)	2005	2004
Equity method investments	$250	$256
Receivables due after one year, less allowance of $2 and $4	10	1
Split dollar life insurance	20	20
Other	8	6

Total	$288	$283

Summarized financial information of investees accounted for by the equity method of accounting is as follows:

(In millions)	2005	2004	2003
Income data – year ended December 31:
Net sales	$1,825	$1,902	$1,734
Operating income (loss)	(19)	67	(2)
Net income (loss)	(39)	55	(54)
Balance sheet data – December 31:
Current assets	$443	$516
Noncurrent assets	509	566
Current liabilities	211	274
Noncurrent liabilities	323	342

Investees accounted for using the equity method include:

Investee	Country	December 31, 2005 Ownership
Acero Prime, S. R. L. de CV	Mexico	40%
Chrome Deposit Corporation	United States	50%
Double Eagle Steel Coating Company	United States	50%
Double G Coatings Company L.P.	United States	50%
Feralloy Processing Company	United States	49%
PRO-TEC Coating Company	United States	50%
USS-POSCO Industries	United States	50%
Worthington Specialty Processing	United States	50%

The application of FIN 46R resulted in U. S. Steel consolidating the 1314B Partnership effective January 1, 2004. The results of the 1314B Partnership were previously accounted for under the equity method. See further discussion in Note 19.

Dividends and partnership distributions received from equity investees were $40 million in 2005, $43 million in 2004 and $36 million in 2003.

For discussion of transactions and related receivable and payable balances between U. S. Steel and its investees, see Note 27.

16.	Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2005	2004
Land and depletable property	-	$165	$175
Buildings	35 years	727	673
Machinery and equipment	4-22 years	10,235	9,827
Leased machinery and equipment	3-25 years	189	189

Total		11,316	10,864
Less accumulated depreciation, depletion and amortization		7,301	7,237

Net		$4,015	$3,627

Amounts in accumulated depreciation, depletion and amortization for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $109 million and $108 million at December 31, 2005 and 2004, respectively.

17.	Stock-Based Compensation Plans

On April 26, 2005, U. S. Steel’s stockholders approved the 2005 Stock Incentive Plan (the “2005 Stock Plan”). The aggregate number of shares of U. S. Steel common stock that may be issued under the 2005 Stock Plan is 6,750,000 shares during the 10-year life of the plan. Generally, a share issued under the Plan pursuant to an award other than a stock option will reduce the number of shares available under the Stock Plan by 1.42 shares. The purposes of the 2005 Stock Plan are to attract, retain and motivate employees and non-employee directors of outstanding ability, and to align their interests with those of the stockholders of U. S. Steel. The Compensation & Organization Committee administers the plan pursuant to which they may make grants of stock options (the options have a term of up to ten years), restricted stock, performance awards, and other stock-based awards. Also, shares related to awards (i) that are forfeited, (ii) that terminate without shares having been issued or (iii) for which payment is made in cash or property other than shares are again available for awards under the plan; provided, however, shares delivered to the Corporation or withheld for purposes of satisfying the exercise price or tax withholding obligations shall not again be available for awards. In 2005, total awards under this plan amounted to 1,121 shares of other stock-based awards, consisting of 1,000 shares under the Non-Employee Director Stock Program and 121 Common Stock Units under the Deferred Compensation Program for Non-Employee Directors (see program discussion below).

The 2002 Stock Plan, which became effective January 1, 2002, replaced the 1990 Stock Plan as a stock-based compensation plan for key management employees of U. S. Steel and will be used in addition to the 2005 Stock Plan. In that regard, the Board amended the 2002 Stock Plan to reduce the number of shares of U. S. Steel common stock that may be issued under the plan to 1,000,000 shares, of which no more than 125,000 may be granted in the form of restricted stock and other non-option forms of awards. The 2002 Stock Plan authorizes the Compensation and Organization Committee of the board of directors to grant restricted stock, stock options and stock appreciation rights (SARS) to key management employees. In addition, shares awarded after April 26, 2005 that do not result in shares being issued are available for subsequent grant. For purposes of granting awards, the 2002 Stock Plan will terminate on December 31, 2006.

The 2002 Stock Plan options are issued at the market price per share at the date of grant and vest over a one-year service period. Certain options include tandem SARS that contain the right to receive cash and/or common stock equal to the excess of the fair market value of shares of common stock, as determined in accordance with the plan, over the option price of shares. Under the 2002 Stock Plan, no stock options may be exercised prior to one year or after eight years from the date of grant. Under the 1990 Stock Plan, stock options expire ten years from the date they were granted. No SARS were issued in 2005 or 2004. U. S. Steel had 118,350, 636,050 and 6,372,930 SARs at December 31, 2005, 2004 and 2003, respectively. Related compensation pre-tax income of $1 million and pre-tax expense of $23 million and $75 million was recorded during 2005, 2004 and 2003, respectively.

In connection with the separation from Marathon, all options to purchase Steel Stock were converted into options to purchase U. S. Steel common stock with identical terms, and the remaining vesting periods and term of the options were continued.

The following is a summary of stock option activity:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,280,255	$30.08	7,329,430	$22.19	6,165,270	$25.84
Granted	870,600	40.37	1,480,000	29.54	2,422,000	14.38
Exercised	(1,008,425)	30.15	(6,495,275)	21.04	(902,760)	21.69
Canceled	(4,700)	37.61	(33,900)	34.19	(355,080)	33.49

Outstanding at end of year	2,137,730	$34.22	2,280,255	$30.08	7,329,430	$22.19
Options exercisable at end of year	1,270,630	$30.02	801,955	$31.07	5,027,530	$25.79

The following table represents outstanding stock options issued under the 2005 Stock Plan, 2002 Stock Plan and 1990 Stock Plan at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Under Option	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Under Option	Weighted- Average Exercise Price
$ 12.21 - 28.22	40,115	4.7 years	$20.73	40,115	$20.73
29.54 - 34.44	1,113,640	6.3	29.60	1,113,640	29.60
37.28 - 40.37	983,975	6.8	40.00	116,875	37.28

	2,137,730	6.5	34.22	1,270,630	30.02

Restricted stock granted to officers of U.S. Steel under the 2002 Stock Plan is awarded for such consideration, if any, as determined by the Compensation and Organization Committee, subject to forfeiture provisions and restrictions on transfer. Those restrictions may be removed as conditions such as performance, continuous service and other criteria are met. Restricted stock is valued at the market price per share at the date of grant and vests over service periods that range from one to three years.

The following table presents information on restricted stock grants issued under the 2002 Stock Plan:

	2005	2004	2003
Number of shares granted	125,000	63,710	88,600
Weighted-average grant-date fair value per share	$40.37	$29.54	$15.45

U. S. Steel had a restricted stock plan for certain salaried employees who are not officers of the Corporation; this plan has been suspended. Of the awarded stock, 50 percent vests at the end of two years from the date of grant and the remaining 50 percent vests in four years from the date of grant. Prior to vesting, the employee has the right to vote such stock and receive dividends thereon. The nonvested shares are not transferable and are retained by U. S. Steel until they vest. There were no shares granted under this plan in 2005, 2004 or 2003 and the final vesting of awarded shares occurred during 2005.

Under the 2005 Stock Plan, U. S. Steel has a Deferred Compensation Program for Non-Employee Directors of its Board of Directors. The program permits non-employee directors to defer up to 100 percent of their annual retainers in the form of common stock units; however, participants are required to defer at least 70 percent of their annual retainers in the form of common stock units. Common stock units are book entry units equal in value to a share of stock. During 2005, 6,513 units were issued; during 2004, 8,251 units were issued; and during 2003, 23,182 units were issued.

Additionally, a one-time grant of common stock units was made to non-employee directors in 2005 with a value to each director of $40,000 at the time of grant. In 2005, 6,957 such units were awarded with a December 31, 2005 value of less than $1 million.

Under the 2005 Stock Plan, U. S. Steel also has a Non-Employee Director Stock Program pursuant to which each current non-employee director has received a grant of up to 1,000 shares of common stock. In order to qualify, each such director must first have purchased an equivalent number of shares in the open market during the 60 days following the first date of his or her service on the Board.

Total stock-based compensation expense was less than $1 million in 2005, $34 million in 2004 and $84 million in 2003.

18.	Debt

(In millions)	Interest Rates %	Maturity	December 31,
			2005	2004
Senior Notes	9 3/4	2010	$378	$378
Senior Notes	10 3/4	2008	348	348
Senior Quarterly Income Debt Securities	10	2031	49	49
Obligations relating to Environmental Revenue Bonds	4 3/4 - 6 7/8	2009 - 2033	470	472
Inventory Facility		2009	-	-
Fairfield Caster Lease		2006 - 2012	66	71
Other capital leases and all other obligations		2006 - 2014	71	55
USSK credit facilities	Variable	2006	231	-
USSB credit facility		2008	-	-

Total			1,613	1,373
Less unamortized discount			1	2
Less short-term debt and long-term debt due within one year			249	8

Long-term debt, less unamortized discount			$1,363	$1,363

Senior Notes – In May 2003, U. S. Steel issued $450 million of Senior Notes due May 15, 2010 (9 3/4% Senior Notes). These notes have an interest rate of 9 3/4% per annum payable semi-annually on May 15 and November 15. The 9 3/4% Senior Notes were issued under U. S. Steel’s shelf registration statement and were not listed on any national securities exchange. Proceeds from the sale of the 9 3/4% Senior Notes were used to finance a portion of the purchase price of National’s assets. Up to 35% of the original aggregate principal amount of the 9 3/4% Senior Notes could be redeemed at any time prior to May 15, 2006, with the proceeds of public offerings of certain capital stock at a redemption price of 109.75% of the principal amount plus accrued interest. In 2001, U. S. Steel issued $535 million of 10 3/4% Senior Notes. Up to 35% of the aggregate principal amount of the 10 3/4% Senior Notes could have been redeemed at any time prior to August 1, 2004, with the proceeds of public offerings of certain capital stock. On April 19, 2004, U. S. Steel redeemed $72 million principal amount of the 9 3/4% Senior Notes at 109.75% of the principal amount plus accrued interest and $187 million of the 10 3/4% Senior Notes at 110.75% of the principal amount plus accrued interest, using proceeds from the March 9, 2004 common stock offering. See Note 22.

Senior Quarterly Income Debt Securities (Quarterly Debt Securities) – The Quarterly Debt Securities are redeemable at the option of U. S. Steel, in whole or in part, on or after December 31, 2006, at 100% of the principal amount together with accrued but unpaid interest to the redemption date. Interest is payable quarterly.

Obligations relating to Environmental Revenue Bonds – Under an agreement related to the Separation, U. S. Steel assumed and will discharge all principal, interest and other duties of Marathon under these obligations, including any amounts due upon any defaults or accelerations of any of the obligations, other than defaults or accelerations caused by any action of Marathon. The agreement also provides that on or before the tenth anniversary of the Separation (December 31, 2011), U. S. Steel will provide for the discharge of Marathon from any remaining liability under any of these obligations. In the fourth quarter of 2005, U. S. Steel entered into an arrangement that refunded $42 million of environmental revenue bonds and made U. S. Steel the underlying obligor, thereby eliminating Marathon’s related contingent liability (see Note 29). In addition, U. S. Steel entered into an arrangement that defeased $2 million of environmental revenue bonds on December 30, 2005.

In the event of the bankruptcy of Marathon, $556 million related to this debt, the Fairfield Caster Lease and the coke battery lease at Clairton Works may be declared immediately due and payable.

Inventory Facility – U. S. Steel has a revolving credit facility that provides for borrowings of up to $600 million. The facility is secured by a lien on U. S. Steel’s inventory and receivables (to the extent not sold under the Receivables Purchase Agreement – see Note 19). Interest on borrowings is calculated based on either LIBOR or the agent’s prime rate using spreads based on facility availability as defined in the agreement. Although there were no amounts drawn against this facility at December 31, 2005, availability was $594 million due to $6 million of letters of credit issued against the facility. This facility expires in October 2009.

Fairfield Caster Lease – U. S. Steel is the sublessee of a slab caster at the Fairfield Works in Alabama. The sublease is accounted for as a capital lease. Marathon is the primary obligor under the lease. Under an agreement related to the Separation, U. S. Steel assumed and will discharge all obligations under this lease, which has a final maturity of 2012, subject to additional extensions.

Other capital leases and all other obligations – In the third quarter 2005, U. S. Steel amended the Electrolytic Galvanizing Line lease at its Great Lakes Works, which required U. S. Steel to record a capital lease obligation of $19 million. U. S. Steel is the lessee of a coke battery at the Clairton Works in Pennsylvania. Additionally, U. S. Steel was the lessee of a coke battery at the Granite City Works in Illinois until it purchased the facility in June 2004.

USSK credit facilities – USSK is the sole obligor on a EUR 195 million revolving credit facility (which approximated $231 million at December 31, 2005) that expires in December 2006. The facility bears interest at EURIBOR plus 20 basis points. USSK is obligated to pay a commitment fee on undrawn amounts. At December 31, 2005, this facility was fully drawn. This facility was entered into in order to facilitate the repatriation by USS of certain foreign earnings pursuant to the American Jobs Creation Act, as discussed in Note 14.

USSK is the sole obligor on a $40 million revolving credit facility that expires in December 2006. The facility bears interest at the applicable inter-bank offer rate plus a margin. USSK is obligated to pay a commitment fee on undrawn amounts. At December 31, 2005 and 2004, there were no borrowings against this facility.

USSK is the sole obligor on a revolving $20 million credit facility that expires in December 2006. This is a multi-use facility available for overdraft borrowings, fixed interest period borrowings, plus issuance of letters of credit and bank guarantees. The facility bears interest at the applicable inter-bank offer rate plus a margin. USSK is obligated to pay a commitment fee on the undrawn portion of the facility. At December 31, 2005 and 2004, there were no borrowings against this facility.

At December 31, 2005, availability under these facilities was $56 million as a result of $4 million of customs guarantees issued against these facilities.

USSB credit facility – On September 28, 2005, U. S. Steel Serbia, d.o.o., a wholly-owned subsidiary of USSB, entered into a EUR 25 million (which approximated $30 million at December 31, 2005) committed working capital facility secured by its inventory of semi-finished and finished goods. The facility can be used for working capital financing and general corporate purposes, as well as for the issuance of letters of credit and bank guarantees. The facility bears interest at the applicable inter-bank offer rate plus a margin and expires in September 2008. At December 31, 2005, there were no borrowings against this facility.

Covenants – The Senior Notes, Quarterly Debt Securities and the Inventory Facility may be declared immediately due and payable in the event of a change in control of U. S. Steel, as defined in the related agreements. In such event, U. S. Steel may also be required to either purchase the leased Fairfield Caster for $80 million or provide a letter of credit to secure the remaining obligation. Additionally, the Senior Notes contain various other significant restrictions, the majority of which will not apply upon the attainment of an investment grade rating, including restrictions on the payment of dividends, limits on additional borrowings, including limiting the amount of borrowings secured by inventories or sales under the Receivables Purchase Agreement; limits on sale/leasebacks; limits on the use of funds from asset sales and sale of the stock of subsidiaries; and restrictions on U. S. Steel’s ability to invest in joint ventures or make certain acquisitions. The Inventory Facility imposes additional restrictions including limitations on capital expenditures and certain asset sales. The fixed charge coverage ratio test in the Inventory Facility is calculated as the ratio of operating cash flow to cash charges for the previous four consecutive quarters then ended as defined in the agreement of not less than 1.25 times. This coverage test must be met if the average availability, as defined in the agreement, is less than $100 million. In addition, a $100 million availability block may apply beginning May 1, 2008, until the 10.75% Senior Notes are repaid, refinanced or defeased. If the Inventory Facility covenants are breached or if U. S. Steel fails to make payments under its material debt obligations or the Receivables Purchase Agreement, creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral. This may also cause a termination event to occur under the Receivables Purchase Agreement and a default under the Senior Notes. If that occurs, the purchasers under the Receivables Purchase Agreement are entitled to collect all of U. S. Steel’s receivables until they are repaid and the holders of the Senior Notes would be able to declare their obligations immediately due and payable. U. S. Steel was in compliance with all of its debt covenants at December 31, 2005.

Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2006	2007	2008	2009	2010	Later Years	Total
$ 249	$32	$362	$16	$397	$557	$1,613

19.	Variable Interest Entities

1314B Partnership

In accordance with FIN 46R, U. S. Steel consolidated the 1314B Partnership as of January 1, 2004. The 1314B Partnership was previously accounted for under the equity method. U. S. Steel is the sole general partner and there are two unaffiliated limited partners. U. S. Steel is responsible for purchasing, operations and sales of coke and coke by-products. U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. The partnership at times had operating cash shortfalls in 2004 and 2003 that were funded with loans from U. S. Steel. There were no outstanding loans with the partnership at December 31, 2005 and 2004. An unamortized deferred gain from the formation of the partnership of $150 million is included in deferred credits and other liabilities in the balance sheet. The gain will not be recognized in income as long as U. S. Steel has a commitment to fund cash shortfalls of the partnership. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for credits under Section 29 of the Internal Revenue Code. Furthermore, U. S. Steel, under certain circumstances, has indemnified the 1314B Partnership for environmental obligations. See Note 29 for further discussion of commitments related to the 1314B Partnership.

Upon the initial consolidation of the 1314B Partnership, $28 million of current assets, $8 million of net property, plant and equipment, no liabilities and a minority interest of $22 million were included on the balance sheet. A $14 million cumulative effect of change in accounting principle benefit, net of tax, was recorded in the first quarter of 2004.

Distributions to the limited partners totaled $33 million and $27 million in 2005 and 2004, respectively.

Blackbird Acquisition Inc. (Blackbird)

In accordance with FIN 46R, U. S. Steel consolidated Blackbird, an entity established during the third quarter of 2004 to facilitate the purchase and sale of certain property, plant and equipment. U. S. Steel has no ownership interest in Blackbird Acquisition Inc. At December 31, 2005 and 2004, zero and $16 million of property, plant and equipment was consolidated through Blackbird.

Sale of Accounts Receivable

U. S. Steel has a Receivables Purchase Agreement to sell a revolving interest in eligible trade receivables generated by U. S. Steel and certain of its subsidiaries through a commercial paper conduit program with funding under the facility up to the lesser of eligible receivables or $500 million. The Receivables Purchase Agreement expires on November 28, 2006. Qualifying accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables LLC (USSR), a consolidated wholly owned special purpose entity. USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

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

During 2005 and 2004, USSR did not sell any accounts receivable. During 2003, USSR sold to conduits and subsequently repurchased $190 million of revolving interest in accounts receivable. As of December 31, 2005 and 2004, $500 million was available to be sold under this facility. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. During 2005 and 2004, U. S. Steel incurred costs of $1 million and $2 million, respectively, relating to fees on the Receivables Purchase Agreement. These costs are included in net interest and other financial costs in the statement of operations.

The table below summarizes cash flows from and paid to USSR:

(In millions)	2005	2004
Proceeds from:
Collections reinvested	$10,283	$10,129
Securitizations	-	-
Servicing fee	10	10

The table below summarizes the trade receivables for USSR:

	December 31,
(In millions)	2005	2004
Balance of accounts receivable-net, purchased by USSR	$931	$1,016
Revolving interest sold to conduits	-	-

Accounts receivable - net, included in the balance sheet of U. S. Steel	$931	$1,016

The facility would be terminated on the occurrence and failure to cure certain events, including, among others, certain defaults with respect to the Inventory Facility and other debt obligations, any failure of USSR to maintain certain ratios related to the collectability of the receivables, and failure to extend the commitments of the commercial paper conduits’ liquidity providers which currently terminate on November 22, 2006.

20.	Pensions and Other Postretirement Benefits

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

Effective May 21, 2003, newly-hired USWA union employees and union employees hired with the purchase of National receive pension benefits through the SPT, a multi-employer pension plan, based upon an hourly company contribution. Since July 1, 2003 all newly-hired non-union domestic salaried employees, including all those hired from National, receive pension benefits through a defined contribution plan to which U. S. Steel contributes a certain percentage of salary based upon attained age each year.

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

U. S. Steel uses a December 31 measurement date for its plans, and may have an interim measurement date if significant events occur.

	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Change in benefit obligations
Benefit obligations at January 1	$7,935	$8,089	$2,730	$2,689
Service cost	95	94	12	12
Interest cost	430	459	150	153
Plan amendments	1	1	13	-
Actuarial (gains) losses	185	260	147	126
Exchange rate (gain) loss	(3)	3	-	-
Plan merger and acquisition	-	1	-	-
Settlements, curtailments and termination benefits	14	(33)	-	-
Benefits paid	(873)	(939)	(246)	(250)

Benefit obligations at December 31	$7,784	$7,935	$2,806	$2,730
Change in plan assets
Fair value of plan at January 1	$7,554	$7,567	$466	$460
Actual return on plan assets	349	625	12	35
Exchange rate loss	-	1	-	-
Employer contributions	130	295	82	35
Settlements paid from plan assets	(3)	-	-	-
Benefits paid from plan assets	(852)	(934)	(28)	(64)

Fair value of plan assets at December 31	$7,178	$7,554	$532	$466
Funded status of plans at December 31	$(606)	$(381)	$(2,274)	$(2,264)
Unrecognized prior service cost	252	346	(432)	(490)
Unrecognized actuarial losses	2,608	2,385	771	633

Net amount recognized	$2,254	$2,350	$(1,935)	$(2,121)

Amounts for Pension Benefits and Other Benefits recognized in the balance sheet consist of:

	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Pension asset	$-	$2,538	$-	$-
Payroll and benefits payable	(137)	(137)	(223)	(238)
Employee benefits	(118)	(70)	(1,712)	(1,883)
Intangible assets	251	1	-	-
Accumulated other comprehensive loss(a)	2,258	18	-	-

Net amount recognized	$2,254	$2,350	$(1,935)	$(2,121)
(a)	Accumulated other comprehensive loss effects of minimum pension liability adjustments are reflected net of tax of $881 million and $7 million at December 31, 2005 and 2004, respectively, on the Statement of Stockholders’ Equity.

The accumulated benefit obligation for all defined benefit pension plans was $7,429 million and $7,592 million at December 31, 2005 and 2004, respectively.

	December 31,
(In millions)	2005	2004
Information for pension assets with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations	$(7,429)	$(71)
Aggregate projected benefit obligations (PBO)	(7,784)	(91)
Aggregate fair value of plan assets	7,178	-

The aggregate accumulated benefit obligations in excess of plan assets reflected above are included in the payroll and benefits payable and employee benefits lines on the balance sheet.

	Pension Benefits			Other Benefits
(In millions)	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$95	$94	$103	$12	$12	$16
Interest cost	430	459	460	150	153	181
Expected return on plan assets	(548)	(570)	(635)	(36)	(35)	(39)
Amortization - prior service costs	95	95	96	(46)	(44)	(27)
- actuarial losses	158	128	73	29	20	44

Net periodic benefit cost, excluding below	230	206	97	109	106	175
Multiemployer plans(a)	27	26	12	-	-	8
Settlement, termination and curtailment losses(b)	23	22	447	-	-	58

Net periodic benefit cost	$280	$254	$556	$109	$106	$241
(a)	Primarily represents pension accruals for the SPT covering USWA employees hired from National and new USWA employees hired after May 21, 2003. Other Benefits consist of payments made in the first six months of 2003 to a multi-employer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value liability of the Coal Act obligation was recorded as of June 30, 2003, following the sale of the last active mining operations.
(b)	Reflects pension settlements of $97 million in 2003 due to a high level of salaried lump sum payments for earlier than expected retirements and the salaried workforce reduction program. Also includes in 2003, pension, termination and curtailment losses of $350 million and Other Benefits curtailment losses, both reflecting the USWA union employees’ TAP early retirement program and the salaried workforce reduction program.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Weighted-average actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Increase in compensation rate	4.00%	4.00%	4.00%	4.00%

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Weighted-average actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	5.75%	6.00%	6.25%	5.75%	6.00%	5.98%
Expected annual return on plan assets	8.00%	8.00%	8.14%	8.00%	8.00%	8.00%
Increase in compensation rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the measurement date. In setting these rates, we utilize several Merrill Lynch Average AAA/AA Corporate Bond indexes and both the 30-year and the 10-year U. S. Treasury bond rates as a preliminary indication of interest rate movements and levels, and we also look to an internally calculated rate determined by matching our expected benefit payments to payments from a stream of AA or higher rated zero coupon corporate bonds theoretically available in the marketplace. Based on this evaluation at December 31, 2005, U. S. Steel lowered the discount rate used to measure both Pension and Other Benefits obligations from 5.75 percent to 5.50 percent.

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

Assumed healthcare cost trend rates at December 31:	2005	2004
Healthcare cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates no longer have a significant effect on the majority of the liabilities reported for our health care plans, other than the benefit plan offered to retired mineworkers, due to the cost cap that was negotiated in 2003 with the USWA that freezes all retiree medical costs after the 2006 base year. Most salaried benefits are limited to flat dollar payments that are not affected by escalation. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest components	$8	$(7)
Effect on other postretirement benefit obligations	140	(117)

Plan Assets

U. S. Steel’s Pension Benefits weighted-average asset allocations by asset category are as follows:

	December 31, 2005		December 31, 2004
(In millions)	Assets	Percent	Assets	Percent
Asset Category:
Domestic equity securities	$3,911	55%	$4,246	56%
Foreign equity securities	698	10%	607	8%
Short-term investments	211	3%	471	6%
Debt securities	2,183	30%	2,033	27%
Properties	145	2%	120	2%
Other	30	0%	77	1%

Total	$7,178	100%	$7,554	100%

U. S. Steel’s Other Benefits weighted-average asset allocations by asset category are as follows:

	December 31, 2005		December 31, 2004
(In millions)	Assets	Percent	Assets	Percent
Asset Category:
Domestic equity securities	$306	58%	$269	57%
Foreign equity securities	18	3%	15	3%
Short-term investments	122	23%	93	20%
Debt securities	69	13%	77	17%
Other	17	3%	12	3%

Total	$532	100%	$466	100%

U. S. Steel’s investment strategy for pension and retiree medical trusts provides that at least half of plan assets are invested in common stock with the balance primarily invested in bonds and other fixed-income securities. U. S. Steel believes that returns on common stock over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds and other fixed-income securities tend to offset some of the shorter-term volatility of common stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel is currently using an 8.0 percent assumed rate of return for purposes of the expected return on assets for the development of net periodic cost for the main defined benefit pension plan and Other Benefits. This rate was chosen by taking into account the intended asset mix and the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans, and for intervening recent long-term periods, have exceeded this 8.0 percent rate. However, given the existing low-interest rate environment, it may be inappropriate to assume that similar returns could be achieved going forward.

Cash Flows

Contributions – U. S. Steel’s Board of Directors authorized additional contributions to U. S. Steel’s trusts for pensions and its Voluntary Employee Benefit Association (VEBA) trust of up to $260 million by the end of 2007. U. S. Steel expects to make a voluntary contribution of $130 million to its main defined benefit pension plan in 2006, and make cash payments of $13 million to plans not funded by trusts and $29 million to a multiemployer plan. U. S. Steel made a voluntary $130 million contribution to its main defined benefit pension plan in 2005, and made cash payments of $24 million to plans not funded by trusts and $28 million to a multiemployer plan. During 2004, U. S. Steel made voluntary contributions of $295 million to its main defined benefit pension plan. Further cash payments of $44 million were made to plans not funded by trusts and $50 million in payments were made to a multiemployer plan. In December 2003, U. S. Steel made a voluntary contribution of timber cutting rights, valued at $59 million, and a voluntary cash contribution of $16 million to its main defined benefit pension plan (see Note 8). Further contributions totaling $15 million were made to other smaller plans in 2003. Cash payments for multiemployer plans in each period discussed above primarily reflect payments to the SPT.

U. S. Steel expects to make a $10 million cash contribution to its other postretirement plans and cash payments totaling $212 million for other postretirement benefit payments not funded by trusts in 2006. U. S. Steel made cash contributions of $60 million to its VEBA trust, of which $50 million was avoluntary contribution, $22 million in cash contributions to its other postretirement plans and cash payments totaling $213 million for other postretirement benefit payments not funded by trusts in 2005. During 2004, U. S. Steel made a cash contribution of $30 million to its VEBA trust and $4 million to its Coal Act Escrow trust and made cash payments totaling $186 million for other postretirement benefit payments not funded by trusts. During 2003, U. S. Steel made a cash contribution of $19 million to its Coal Act Escrow trust, cash payments totaling $60 million for other postretirement benefit payments not funded by trusts and $8 million to the postretirement multiemployer Coal Act Plan.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans (including the plan established to represent liabilities under the Coal Act of 1992):

(In millions)	Pension Benefits	Other Benefits
2006	$795	$240
2007	705	270
2008	690	250
2009	680	240
2010	665	235
Years 2011 - 2015	3,245	1,040

Settlements, terminations and curtailments

During 2005, a voluntary early retirement plan was offered to certain employees of USSK and special termination benefit charges of $20 million were recorded for those employees who accepted the offer during 2005. Of this expense, $18 million was recorded in selling, general and administrative expenses and $2 million in cost of sales.

Selling, general and administrative expenses for 2004 included a pretax settlement loss of $17 million related to retirement of certain executive management employees under a non-qualified defined benefit plan, and pretax termination and curtailment losses of $5 million related to the partial termination of a small Canadian pension plan.

See discussion of 2003 settlements, curtailments and termination benefit charges in footnote (b) to the “Components of net periodic benefit cost” table. These costs were part of 2003 restructuring charges, as discussed in Note 10.

Additional minimum liability

FAS No. 87 “Employers’ Accounting for Pensions” provides that if at any plan measurement date, the fair value of plan assets is less than the plan’s accumulated benefit obligation (ABO), the sponsor must establish an additional minimum liability at least equal to the amount by which the ABO exceeds the fair value of the plan assets and any pension asset must be removed from the balance sheet. The sum of the liability and pension asset is offset by the recognition of an intangible asset and/or as a direct charge to stockholders’ equity, net of tax effects. Such adjustments have no direct impact on earnings per share or cash. As of December 31, 2005, for the main defined benefit pension plan, using a discount rate of 5.5 percent, the actuarial measurement of the plan’s liabilities indicated that it was underfunded by $169 million on an ABO basis, and an additional liability adjustment was needed. This caused a non-cash charge to equity (net of tax) of $1,366 million. As of December 31, 2004, the actuarial measurement of the plan’s liabilities indicated that it was overfunded on an ABO basis and no additional minimum liability adjustments were needed. This caused a reversal of the charge to equity (net of tax) of $1,449 million that had been recorded at the end of 2003. Several other smaller non-qualified plans are not funded and additional minimum liability adjustments of $19 million were required at December 31, 2005 and 2004 for these plans.

Defined contribution plans

U. S. Steel also contributes to several defined contribution plans for its salaried employees and a small number of wage employees. Since July 1, 2003, all newly hired non-union domestic salaried employees, including all non-union salaried people hired from National, receive pension benefits through a defined contribution pension plan with defined percentages based on their age, for which company contributions totaled $5 million, $4 million and $1 million in 2005, 2004 and 2003, respectively. U. S. Steel’s contributions to salaried employees’ defined contribution savings fund plans, which for the most part are based on a percentage of the employees’ salary depending on years of service, totaled $13 million in 2005 and $14 million in both 2004 and 2003. Most union employees are eligible to participate in a defined contribution savings fund plan where there is no company match on savings. U. S. Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans. U. S. Steel’s costs under these defined contribution plans totaled less than $1 million in each of 2005, 2004 and 2003.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. U. S. Steel first recognized the estimated effects of this Act on its accumulated postretirement benefit obligation (“APBO”) as of December 31, 2003, with estimated savings of $450 million included as an actuarial gain primarily due to changes in participation assumptions caused by the impact of the Act in combination with the cost cap negotiated with the USWA in May 2003. Participant withdrawals from the company’s optional drug program are expected to occur starting in 2006 as participants seek more affordable drug coverage under Medicare Part D benefits. Beginning in 2006, a cost cap will be implemented in accordance with a provision in the May 2003 USWA contract that freezes all company costs at a fixed per capita rate for subsequent years. This cost cap is expected to cause increasingly higher premiums charged each year and to accelerate the participant withdrawal rates. Projected participant withdrawal rates were revised at December 31, 2005 to reflect a lower than expected withdrawal of participants into the Medicare Part D program during the period 2006 through 2009 due to lower than expected drug escalation in 2005 and 2006 and a lower initial sign up rate into the Medicare Part D program for the 2006 plan year. Estimated actuarial savings for changes in participation assumptions caused by the Act in combination with the USWA cost cap and the federal subsidy derived from the Act have been reduced to approximately $300 million as of December 31, 2005. Clarification of the legislative details of the Act during 2005 altered U. S. Steel’s assumptions regarding passage of the actuarial equivalence test for the Company’s USWA steelworker medicare retiree group such that U. S. Steel now expects to collect an estimated $20 million associated with a 28 percent government subsidy available under the Act for this group on projected gross drug costs paid by U. S. Steel in 2006. Currently, U. S. Steel does not project for this retiree group that it will pass the actuarial equivalence test needed to collect the government drug subsidy in 2007 and later years.

U. S. Steel also expects lower drug costs for the 28 percent government subsidy on projected gross drug costs paid by U. S. Steel for the mineworkers’ union drug program beginning in 2006 and later years. The savings for this subsidy (including smaller savings associated with a joint venture plan where U. S. Steel is paying a portion of retiree insurance costs) are estimated at approximately $60 million and are included as a reduction to the reported APBO for Other Benefits noted above.

There may be further clarifications of the legislative details of the Act in future years that could significantly alter some or all of our assumptions. Furthermore, the participant withdrawal rates could occur at a faster or slower pace than has been assumed and the estimated savings could be greater or less than the savings identified currently. Additional impacts stemming from the Act on smaller retiree populations are not significant to the Company’s retiree insurance liabilities, although it is not clear what benefit will be forthcoming from populations not directly controlled by U. S. Steel under the Coal Act of 1992, but which are measured as company APBO liabilities under Other Benefits.

21.	Asset Retirement Obligations

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

The following table reflects changes in the carrying values of AROs for the years ended December 31, 2005 and 2004:

	December 31,
(In millions)	2005	2004
Balance at beginning of year	$28	$20
Additional obligations incurred	1	1
Foreign currency translation effects	(5)	4
Accretion expense	3	3

Balance at end of year	$27	$28

Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate fair value.

22.	Common Stock Repurchase Program, Common Stock and Preferred Share Issuance

In July 2005, U. S. Steel announced its Common Stock Repurchase Program that allows for the repurchase of up to eight million shares of its common stock from time to time in the open market or privately negotiated transactions. During 2005, U. S. Steel repurchased 5,820,000 shares of common stock for $254 million under this program.

In March 2004, U. S. Steel sold 8 million shares of its common stock in a public offering for net proceeds of $294 million. Proceeds from this offering were used to redeem a portion of the 9 3/4% Senior Notes and the 10 3/4% Senior Notes. See further discussion in Note 18.

In February 2003, U. S. Steel sold 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Series B Preferred) for net proceeds of $242 million. The Series B Preferred have a dividend yield of 7%, a 20% conversion premium (for an equivalent conversion price of $15.66 per common share) and will mandatorily convert into shares of U. S. Steel common stock on June 15, 2006. The net proceeds of the offering were used for general corporate purposes and to fund a portion of the cash purchase price for the acquisition of National’s assets. Based upon the average closing price for U. S. Steel’s common stock over a prescribed period before the conversion, the number of common shares that will be issued in exchange for the 5 million shares of Series B Preferred ranges from approximately 16.0 million to 19.2 million. A total of 19.2 million authorized but unissued common shares have been reserved for the conversion. As long as the average closing price of U.S. Steel’s common stock over the prescribed period is equal to or greater than $15.66 per share, the conversion rate will be 3.1928 common shares for each Series B Preferred share. During 2005, preferred stock dividends reduced retained earnings by $18 million. During 2004, preferred stock dividends of $18 million reduced the paid-in-capital of the Series B Preferred by $10 million and also reduced retained earnings by $8 million. During 2003, preferred stock dividends of $16 million reduced the paid-in-capital of the Series B Preferred. Preferred stock dividends reduced paid-in-capital of the Series B Preferred in times that U. S. Steel had a retained deficit.

23.	Stockholder Rights Plan

On December 31, 2001, U. S. Steel adopted a Stockholder Rights Plan and declared a dividend distribution of one right for each share of common stock issued pursuant to the Plan of Reorganization in connection with the Separation. Each right becomes exercisable, at a price of $110, after any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for 15 percent or more of the outstanding voting power represented by the outstanding Voting Stock, except pursuant to a qualifying all-cash tender offer for all outstanding shares of Voting Stock which results in the offeror owning shares of Voting Stock representing a majority of the voting power (other than Voting Stock beneficially owned by the offeror immediately prior to the offer). If the rights become exercisable, each right will entitle the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Preferred Stock or, upon the acquisition by any person of 15 percent or more of the outstanding voting power represented by the outstanding Voting Stock (or, in certain circumstances, other property), common stock having a market value of twice the exercise price. After a person or group acquires 15 percent or more of the outstanding voting power, if U. S. Steel engages in a merger or other business combination where it is not the surviving corporation or where it is the surviving corporation and the Voting Stock is changed or exchanged, or if 50 percent or more of U. S. Steel’s assets, earnings power or cash flow are sold or transferred, each right will entitle the holder to purchase common stock of the acquiring entity having a market value of twice the exercise price. The rights and the exercise price are subject to adjustment. The rights will expire on December 31, 2011, unless such date is extended or the rights are earlier redeemed by U. S. Steel before they become exercisable. Under certain circumstances, the Board of Directors has the option to exchange one share of the respective class of Voting Stock for each exercisable right.

24.	Fair Value of Financial Instruments

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 26, by individual balance sheet account. U. S. Steel’s financial instruments at December 31, 2005 and 2004, were:

	December 31, 2005		December 31, 2004
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Cash and cash equivalents	$1,479	$1,479	$1,037	$1,037
Receivables	1,516	1,516	1,592	1,592
Receivables from related parties	97	97	197	197
Investments and long-term receivables(a)	18	18	7	7

Total financial assets	$3,110	$3,110	$2,833	$2,833
Financial liabilities:
Accounts payable	$1,323	$1,323	$1,305	$1,305
Accounts payable to related parties	48	48	58	58
Accrued interest	31	31	29	29
Debt(b)	1,568	1,476	1,419	1,245

Total financial liabilities	$2,970	$2,878	$2,811	$2,637
(a)	Excludes equity method investments and split dollar life insurance.
(b)	Excludes capital lease obligations.

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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees, see Note 29.

25.	Supplemental Cash Flow Information

(In millions)	2005	2004	2003
Net cash provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(107)	$(203)	$(145)
Income taxes paid to taxing authorities	(291)	(38)	(5)
Income tax settlements received from Marathon	7	3	16
Noncash investing and financing activities:
U. S. Steel common stock issued for employee stock plans	$1	$13	$1
Assets acquired through capital leases	20	3	72
Contribution of timber cutting rights	-	-	4
Business combinations:
Acquisition of National - liabilities assumed	-	-	417
Acquisition of USSB - liabilities assumed	-	-	4

26.	Derivative Instruments

The following table sets forth quantitative information by class of derivative instrument at December 31, 2005 and 2004:

(In millions)	Fair Value Assets(a)	Carrying Amount Assets
Non-Hedge Designation:
OTC forward currency contract:(b)
December 31, 2005	$1	$1
December 31, 2004	1	1

OTC commodity swaps:(b)
December 31, 2005	$-	$-
December 31, 2004	3	3
(a)	The fair value amounts are based on exchange-traded prices and dealer quotes.
(b)	The arrangements vary in duration.

27.	Transactions with Related Parties

Net sales from related parties and receivables from related parties primarily reflect sales of steel products, raw materials, transportation services and fees for providing various management and other support services to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Sales and service transactions with equity investees were $896 million, $1,003 million and $956 million in 2005, 2004 and 2003, respectively. Net sales from related parties and receivables from related parties also include amounts related to the sale of materials, primarily coke by-products, to Marathon and amounted to $35 million, $36 million and $18 million in 2005, 2004 and 2003, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties. Receivables from related parties also include receivables related to tax settlements with Marathon (discussed below) amounting to $4 million and zero at December 31, 2005 and 2004, respectively.

Long-term receivables from related parties at December 31, 2005 and 2004 reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans and to tax settlements in accordance with the tax sharing agreement. The amounts related to employee benefits will be paid by Marathon as participants retire and the amounts related to taxes will be settled after conclusion of the audit of Marathon’s consolidated federal tax returns for the years 1998 through 2001, as agreed to when Marathon and U. S. Steel separated on December 31, 2001. See further discussion in Note 14.

Purchases from equity investees for outside processing services amounted to $32 million, $38 million and $136 million during 2005, 2004 and 2003, respectively. Purchases from Marathon for energy related products amounted to $31 million, $30 million and $32 million during 2005, 2004 and 2003, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) under an agreement whereby U. S. Steel provides marketing, selling and customer service functions, including invoicing and receivables collection, for PRO-TEC. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. Payables to PRO-TEC under the agreement were $47 million and $56 million at December 31, 2005 and 2004, respectively. Payables to equity investees totaled $1 million and $2 million at December 31, 2005 and 2004, respectively.

On January 31, 2006, Thomas J. Usher retired as Chairman of the Board of Directors of U .S. Steel and as a director of the Corporation. Mr. Usher’s concurrent service as the Chairman of the Board of Directors of Marathon historically caused Marathon to be a related party to U. S. Steel; therefore, effective with Mr. Usher’s retirement from the U. S. Steel Board of Directors, on a prospective basis, transactions with Marathon will no longer be considered related party transactions.

28.	Leases

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Leases	Operating Leases
2006	$29	$115
2007	41	86
2008	21	46
2009	21	32
2010	21	30
Later years	42	108
Sublease rentals	-	(41)

Total minimum lease payments	175	$376

Less imputed interest costs	39

Present value of net minimum lease payments included in long-term debt (see Note 18)	$136

Operating lease rental expense:

(In millions)	2005	2004	2003
Minimum rentals	$131	$161	$148
Contingent rentals	17	17	13
Sublease rentals	(11)	(25)	(23)

Net rental expense	$137	$153	$138

U. S. Steel leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. See discussion of residual value guarantees in Note 29. Contingent rental payments are determined based on operating lease agreements that include floating rental charges that are directly associated to variable operating components.

29.	Contingencies and Commitments

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

Asbestos matters – U. S. Steel is a defendant in approximately 500 active cases, involving approximately 8,400 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). More than 8,000, or approximately 95 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During 2005, U. S. Steel paid approximately $11 million in settlements. These settlements along with review of case docket information for certain states, and voluntary and involuntary dismissals, resulted in the disposition of approximately 3,800 claims. New case filings added approximately 1,200 claims.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 150 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

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

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 14 years that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals, including such matters since the Madison County jury verdict and settlement in March 2003.

Environmental matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities totaled $145 million at December 31, 2005, of which $26 million was classified as current and $123 million at December 31, 2004, of which $21 million was classified as current. Expenses related to remediation activities are recorded in cost of sales. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the sum of expenditures to date and accrued liabilities by amounts that could range from insignificant to substantial.

As of December 31, 2005, a total of $52 million was accrued for legal and administrative costs and for post-closure costs for various landfills closed under the Resource Conservation and Recovery Act (RCRA); for two National Resource Damages (NRD) claims at Gary Works; and for the completion of projects for the Grand Calumet River dredging and the related Corrective Action Management Unit (CAMU.) The legal and administrative cost accruals are based on annual legal and administrative cost projections and do not change significantly from year to year. The post closure care costs are fixed based on permitted amounts. The NRD claims are settled and payment schedules are determined. The Grand Calumet River dredging and the related CAMU project are essentially complete, except for currently accrued liabilities for costs associated with additional dredging. U. S. Steel expects no additional significant accruals for the dredging project. Of the remaining accrued liabilities, except for the four RCRA Corrective Actions Programs discussed below, there are only nine sites for which the accrual exceeds $1 million. The largest of these amounts is $14 million for closure costs for three hazardous waste sites at Gary Works. A Closure Permit application has been submitted for these three hazardous waste sites, and there has been no meaningful agency action on the application since it was submitted. The remaining eight sites in this category total $20 million and have progressed through a significant portion of the design phase. Significant additional costs in excess of the accrued amounts are not expected.

There are four environmental remediation sites where it is reasonably possible that additional costs could have a material effect. These sites are RCRA Corrective Action Programs, which require the investigation and possible remediation of soils and ground water for Gary Works, Fairfield Works, and the Municipal Industrial & Disposal Co. Superfund site in Elizabeth, PA. At December 31, 2005, accrued liabilities for these sites totaled $40 million associated with the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future agency demands regarding existing work at these sites may prove insignificant or could range in the aggregate up to 100 percent of the accrued liabilities. Reasonably possible additional costs for completion of remediation at these sites cannot be estimated but could be material. The remaining 45 sites each have accrued liabilities of less than $1 million, with 36 of these sites having liabilities of less than $500,000. There are no significant additional possible liabilities foreseen for any of these sites.

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including for the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the site, has commenced the development of work plans that are necessary to begin field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel estimates its share of the remaining costs of remediation to be $26 million.

For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2005 and 2004 such capital expenditures totaled $133 million and $121 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

While the United States has not ratified the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC), in order to provide EU member states a mechanism for fulfilling their Kyoto commitments, has established its own CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan for Slovakia that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Slovak Ministry of the Environment (Ministry) imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. In addition, USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. However, the actual shortfall of allowances for the initial allocation period (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted at this time. Based on the fair value of the anticipated shortfall of allowances related to production in 2005, a long-term other liability of $4 million has been charged to income and recorded on the balance sheet. Domestically, while ratification of the Kyoto Protocol does not seem likely in the near term, there remains the possibility that the U.S. Environmental Protection Agency may impose limitations on greenhouse gases. The impact on U. S. Steel’s domestic operations cannot be estimated.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities (included in the $145) million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $10 million at December 31, 2005. In the event that any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of December 31, 2005, the largest guarantee for a single such entity was $7 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. Liabilities amounting to $2 million have been recorded for these guarantees.

Contingencies related to separation from Marathon – U. S. Steel was contingently liable for debt and other obligations of Marathon in the amount of $2 million as of December 31, 2005. No liability has been recorded for these contingencies as management believes the likelihood of occurrence is remote. At December 31, 2005, in the event of the bankruptcy of Marathon, these obligations and $41 million related to certain of U. S. Steel’s operating leases may be declared immediately due and payable.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $33 million at December 31, 2005). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

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

Clairton 1314B partnership – See description of the partnership in Note 19. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at December 31, 2005, including interest and tax gross-up, is approximately $650 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $133 million as of December 31, 2005, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At December 31, 2005, U. S. Steel’s domestic contract commitments to acquire property, plant and equipment totaled $82 million.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitment under this capital improvements program as of December 31, 2005, was $53 million.

See discussion of USSB commitments with the Serbian government in Note 3.

As of December 31, 2005, under agreements with an unaffiliated third party, U. S. Steel has a remaining commitment to provide work that will generate $32 million of gross profit to the third party through June 30, 2015.

U. S. Steel entered into a 15-year take-or-pay arrangement in 1993, which requires U. S. Steel to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. Charges for deliveries of pulverized coal totaled $23 million, $24 million and $23 million in 2005, 2004 and 2003, respectively. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $63 million as of December 31, 2005, which declines over the duration of the agreement, may be required.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2005				2004 - Adjusted(a)
		Adjusted(a)
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Net sales	$3,470	$3,200	$3,582	$3,787	$3,890	$3,707	$3,448	$2,930

Segment income from operations:
Flat-rolled	36	41	190	335	375	362	335	113
USSE	112	21	149	220	128	153	105	53
Tubular	149	124	133	122	114	55	25	3

Total reportable segments	297	186	472	677	617	570	465	169
Other Businesses(b)	16	21	23	(17)	27	7	18	6
Items not allocated to segments	(91)	(59)	(74)	(12)	(101)	(76)	(66)	(11)

Total income from operations	222	148	421	648	543	501	417	164
Income before cumulative effects of changes in accounting principles	109	93	249	459	451	359	255	56
Cumulative effects of changes in accounting principles, net of tax(c)	-	-	-	-	-	-	-	14

Net income	$109	$93	$249	$459	$451	$359	$255	$70
Common stock data

Income before cumulative effect of change in accounting principle, per share
- Basic	$0.94	$0.77	$2.14	$3.98	$3.92	$3.12	$2.21	$0.49
- Diluted	$0.85	$0.71	$1.91	$3.51	$3.46	$2.76	$1.96	$0.46
Cumulative effect of change in accounting principle, net of tax, per share
- Basic	-	-	-	-	-	-	-	0.13
- Diluted	-	-	-	-	-	-	-	0.11
Net income per share
- Basic	$0.94	$0.77	$2.14	$3.98	$3.92	$3.12	$2.21	$0.62
- Diluted	$0.85	$0.71	$1.91	$3.51	$3.46	$2.76	$1.96	$0.57
Dividends paid per share	$0.10	$0.10	$0.10	$0.08	$0.05	$0.05	$0.05	$0.05
Price range of common stock(d)
- Low	$33.59	$34.09	$34.05	$45.20	$32.15	$32.95	$25.23	$31.40
- High	$51.45	$45.95	$52.12	$63.90	$54.06	$39.98	$39.98	$40.15
(a)	As a result of the change from the LIFO method of inventory costing at USSK (see further information on the following page and in Note 2 to the Financial Statements), the noted line items have been adjusted from the amounts originally reported.
(b)	Real Estate was a reportable segment until the end of 2004. As of January 1, 2005, the results of Real Estate are included in the Other Businesses category, and prior period results have been restated to conform to this presentation.
(c)	See Note 19 to the Financial Statements.
(d)	Composite tape.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

As a result of the change from the LIFO method of inventory costing at USSK (see further information in Note 2 to the Financial Statements), the noted line items have been adjusted from the amounts originally reported, as follows:

	2005			2004
(In millions, except per share data)	As Originally Reported	Adjustment	As Adjusted	As Originally Reported	Adjustment	As Adjusted
4th Quarter
USSE income from operations				$132	$(4)	$128
Total reportable segments				621	(4)	617
Total income from operations				547	(4)	543
Income before cumulative effect of change in accounting principle				468	(17)	451
Net income				$468	$(17)	$451
Income before cumulative effect of change in accounting principle per share
- Basic				$4.07	$(0.15)	$3.92
- Diluted				$3.59	$(0.13)	$3.46
Net income per share
- Basic				$4.07	$(0.15)	$3.92
- Diluted				$3.59	$(0.13)	$3.46
3rd Quarter
USSE income from operations	$32	$(11)	$21	$146	$7	$153
Total reportable segments	197	(11)	186	563	7	570
Total income from operations	159	(11)	148	494	7	501
Income before cumulative effect of change in accounting principle	107	(14)	93	354	5	359
Net income	$107	$(14)	$93	$354	$5	$359
Income before cumulative effect of change in accounting principle per share
- Basic	$0.89	$(0.12)	$0.77	$3.08	$0.04	$3.12
- Diluted	$0.82	$(0.11)	$0.71	$2.72	$0.04	$2.76
Net income per share
- Basic	$0.89	$(0.12)	$0.77	$3.08	$0.04	$3.12
- Diluted	$0.82	$(0.11)	$0.71	$2.72	$0.04	$2.76
2nd Quarter
USSE income from operations	$141	$8	$149	$76	$29	$105
Total reportable segments	464	8	472	436	29	465
Total income from operations	413	8	421	388	29	417
Income before cumulative effect of change in accounting principle	245	4	249	211	44	255
Net income	$245	$4	$249	$211	$44	$255
Income before cumulative effect of change in accounting principle per share
- Basic	$2.11	$0.03	$2.14	$1.82	$0.39	$2.21
- Diluted	$1.88	$0.03	$1.91	$1.62	$0.34	$1.96
Net income per share
- Basic	$2.11	$0.03	$2.14	$1.82	$0.39	$2.21
- Diluted	$1.88	$0.03	$1.91	$1.62	$0.34	$1.96
1st Quarter
USSE income from operations	$212	$8	$220	$40	$13	$53
Total reportable segments	669	8	677	156	13	169
Total income from operations	640	8	648	151	13	164
Income before cumulative effect of change in accounting principle	455	4	459	44	12	56
Net income	$455	$4	$459	$58	$12	$70
Income before cumulative effect of change in accounting principle per share
- Basic	$3.95	$0.03	$3.98	$0.38	$0.11	$0.49
- Diluted	$3.48	$0.03	$3.51	$0.36	$0.10	$0.46
Net income per share
- Basic	$3.95	$0.03	$3.98	$0.51	$0.11	$0.62
- Diluted	$3.48	$0.03	$3.51	$0.47	$0.10	$0.57

SUPPLEMENTARY INFORMATION ON MINERAL RESERVES OTHER THAN OIL AND GAS

(Unaudited)

Mineral Reserves

U. S. Steel operates two iron ore surface mining complexes in Minnesota consisting of the open pit Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant. The Keetac Mine and Pellet Plant were part of the acquisition of substantially all of the integrated steel making assets of National Steel Corporation.

The following table provides a summary of our reserves and minerals production by mining complex:

	Proven and Probable Reserves As of December 31, 2005			Production
(Millions of short tons)	Owned	Leased	Total	2005	2004	2003(a)
Iron ore pellets:
Minntac Mine and Pellet Plant	152	490	642	16.5	16.9	15.8
Keetac Mine and Pellet Plant	7	159	166	5.8	6.0	2.9

Total	159	649	808	22.3	22.9	18.7
(a)	Includes Keetac production after the acquisition on May 20, 2003.

Iron Ore Reserves

Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. The estimate of proven and probable reserves is of recoverable tons. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Neither inferred reserves nor resources that exist in addition to proven and probable reserves were included in these figures. At December 31, 2005, all 808 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its two operating mines and are of blast furnace pellet grade.

U. S. Steel estimates its iron ore reserves using physical inspections, sampling, laboratory testing, 3-D computer models, economic pit analysis and fully-developed pit designs for its two operating mines. These estimates are reviewed and reassessed from time to time. The most recent such reviewled U. S. Steel to reduce its determination of proven and probable reserves mainly due to excluding areas where sampling and measurement did not meet its new 600-foot drill spacing standard, based on updated geostatistical studies.

FIVE-YEAR OPERATING SUMMARY

(Thousands of tons, unless otherwise noted)	2005	2004	2003	2002	2001
Raw Steel Production
Gary, IN	5,009	6,446	6,506	6,669	6,114
Mon Valley, PA	2,708	2,798	2,657	2,649	1,951
Fairfield, AL	2,083	2,324	2,156	2,217	2,028
Great Lakes, MI(a)	3,002	3,153	1,921	-	-
Granite City, IL(a)	2,541	2,545	1,674	-	-

Total Domestic facilities	15,343	17,266	14,914	11,535	10,093
USSK	4,547	4,532	4,691	4,394	4,051
USSB(b)	1,336	1,153	146	-	-

Total	21,226	22,951	19,751	15,929	14,144

Raw Steel Capability
Domestic(c)	19,400	19,400	16,887	12,800	12,800
USSE(b)	7,400	7,400	5,737	5,000	5,000

Total	26,800	26,800	22,624	17,800	17,800

Production as % of total capability:
Domestic(d)	79.1	89.0	88.3	90.1	78.9
USSE(e)	79.5	76.8	84.3	87.9	81.0
Coke Production(f)
Domestic (c)	6,092	6,644	5,433	5,104	4,647
USSE(b)	1,696	1,731	1,731	1,653	1,555

Total	7,788	8,375	7,164	6,757	6,202

Coke Shipments - Domestic(f)
Trade	855	2,699	1,967	1,698	2,070
Intercompany	5,082	3,947	3,363	3,487	2,661

Total	5,937	6,646	5,330	5,185	4,731

Iron Ore Pellet Production
Total	22,282	22,884	18,608	16,398	14,151

Iron Ore Pellet Shipments
Trade	2,195	3,444	1,790	3,335	2,985
Intercompany	19,592	20,845	16,448	12,904	11,928

Total	21,787	24,289	18,238	16,239	14,913

Steel Shipments by Product - Domestic Facilities(c)(g)
Sheets	11,779	14,037	11,782	8,594	7,234
Tin mill products	1,388	1,443	1,105	822	785
Tubular	1,156	1,092	882	773	1,022
Semi-finished and plate(h)	129	155	630	484	760

Total	14,452	16,727	14,399	10,673	9,801

Total as % of domestic steel industry	14.0	14.9	13.6	10.8	9.9
Steel Shipments by Product - USSE(b)(g)
Sheets	3,748	3,783	3,381	2,757	2,693
Tin mill products	561	510	320	195	159
Tubular	140	158	145	137	131
Semi-finished and plate	762	589	1,003	912	779

Total	5,211	5,040	4,849	4,001	3,762

(a)	These facilities were acquired on May 20, 2003, as part of the acquisition of National.
(b)	Includes the operations of USSB following the acquisition on September 12, 2003.
(c)	Includes the operations of National following the acquisition on May 20, 2003.
(d)	Annual capacity increased from 12.8 million tons to 19.4 million tons on May 20, 2003 as a result of the acquisition of National.
(e)	Annual capacity increased from 5.0 million tons to 7.4 million tons on September 12, 2003 as a result of the USSB acquisition.
(f)	Includes the consolidation of Clairton 1314B Partnership, LLP as of January 1, 2004.
(g)	Does not include shipments by joint ventures and other equity investees of U. S. Steel. Does not include shipments from Straightline prior to January 1, 2004.
(h)	In November 2003, U. S. Steel disposed of the Gary Works plate mill.

FIVE-YEAR OPERATING SUMMARY (Continued)

(Thousands of net tons, unless otherwise noted)	2005	2004	2003	2002	2001
Steel Shipments by Market - Domestic Facilities(a)(b)
Steel service centers	3,176	4,276	4,174	2,673	2,421
Transportation (including automotive)	2,451	2,559	2,153	1,222	1,143
Further conversion:
Joint ventures	1,744	2,017	1,728	1,550	1,328
Trade customers	1,639	1,953	1,576	1,311	1,153
Containers	1,297	1,361	1,092	863	779
Construction and construction products	1,079	1,774	1,309	880	794
Oil, gas and petrochemicals	1,055	987	724	647	895
Export	609	627	613	501	522
All other	1,402	1,173	1,030	1,026	766

Total	14,452	16,727	14,399	10,673	9,801

Steel Shipments by Market - USSE(a)(c)
Steel service centers	807	1,050	797	613	492
Transportation (including automotive)	372	314	359	263	194
Further conversion:
Joint ventures	-	-	12	20	30
Trade customers	1,302	1,060	1,293	1,056	1,092
Containers	531	456	359	289	234
Construction and construction products	1,109	1,090	1,226	1,068	1,082
Oil, gas and petrochemicals	33	40	40	32	34
All other	1,057	1,030	763	660	604

Total	5,211	5,040	4,849	4,001	3,762

Average Steel Price Per Ton
Flat-rolled	$617	$574	$422	$410	$397
Tubular	1,326	863	630	651	685
USSE	610	529	358	276	260
(a)	Does not include shipments by joint ventures and other equity investees. Does not include shipments from Straightline prior to January 1, 2004.
(b)	Includes the operations of National following the acquisition on May 20, 2003.
(c)	Includes the operations of USSB following the acquisition on September 12, 2003.

FIVE-YEAR FINANCIAL SUMMARY

		Adjusted (e)
(Dollars in millions, except per share amounts)	2005	2004	2003(a)		2002	2001(b)
Net sales by segment:
Flat-rolled(c)	$9,254	$10,064	$6,614		$4,842	$4,249
USSE	3,346	2,839	1,828		1,179	1,060
Tubular	1,546	941	573		517	712
Straightline(d)	-	-	138		73	2
Other Businesses	1,204	1,128	1,039		1,130	1,014

Total reportable segments	15,350	14,972	10,192		7,741	7,037
Intersegment sales	(1,311)	(997)	(864)		(792)	(751)

Total	$14,039	$13,975	$9,328		$6,949	$6,286

Segment income (loss):
Flat-rolled(c)	$602	$1,185	$(54)		$(84)	$(596)
USSE	502	439	214		105	124
Tubular	528	197	(25)		(6)	74
Straightline(d)	-	-	(70)		(45)	(19)

Total reportable segments	1,632	1,821	65		(30)	(417)
Other Businesses	43	58	15		83	1
Items not allocated to segments	(236)	(254)	(799	)(f)	70	12

Total income (loss) from operations	1,439	1,625	(719)		123	(404)
Net interest and other financial costs	127	115	96		91	137
Income tax provision (benefit)	365	356	(452)		(49)	(330)
Net income (loss) before extraordinary item and cumulative effects of changes in accounting principles	$910	$1,121	$(363)		$81	$(211)
Per common share:
- Basic	7.87	9.87	(3.67)		0.83	(2.37)
- Diluted	7.00	8.72	(3.67)		0.83	(2.37)
Net income (loss)	910	1,135	(420)		81	(211)
Per common share:
- Basic	7.87	10.00	(4.22)		0.83	(2.37)
- Diluted	7.00	8.83	(4.22)		0.83	(2.37)
(a)	Includes National from the date of acquisition on May 20, 2003 and USSB from date of acquisition on September 12, 2003.
(b)	Prior to December 31, 2001, U. S. Steel comprised an operating unit of USX Corporation, now named Marathon Oil Corporation. The income statement and cash flow data for the year ended December 31, 2001 represents a carve-out presentation of the businesses of U. S. Steel.
(c)	Includes the 1314B Partnership effective January 1, 2004.
(d)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment.
(e)	As a result of the change from the LIFO method of inventory costing at USSK (see further information in Note 2 to the Financial Statements), the noted line items shown on page F-64 have been adjusted from the amounts previously reported.
(f)	Includes $683 million of restructuring charges. See Note 10 to the Financial Statements.

FIVE-YEAR FINANCIAL SUMMARY (Continued)

		Adjusted(b)
(Dollars in millions, unless otherwise noted)	2005	2004		2003		2002	2001(a)
Balance Sheet Position at Year-End
Current assets	$4,831	$4,351		$3,166		$2,454	$2,068
Net property, plant & equipment	4,015	3,627		3,414		2,978	3,084
Total assets	9,822	11,064		7,897		7,991	8,332
Short-term debt and current maturities of long-term debt	249	8		43		26	32
Other current liabilities	2,500	2,527		2,083		1,343	1,224
Long-term debt	1,363	1,363		1,890		1,408	1,434
Employee benefits	2,008	2,125		2,382		2,601	2,008
Preferred securities	216	216		226		-	-
Total stockholders’ equity	3,324	4,074		1,153		2,044	2,503
Cash Flow Data
Net cash provided by operating activities	$1,218	$1,400		$577		$279	$669	(c)
Capital expenditures	741	579		316		258	287
Dividends paid	60	39		35		19	57
Employee Data
Total employment costs	$2,693	$2,646	(d)	$2,221	(e)	$1,744	$1,581	(f)
Average domestic employment costs (dollars per hour)	49.64	48.96	(d)	41.51	(e)	37.90	33.88	(f)
Average number of domestic employees	21,026	21,091		23,245		20,351	21,078
Average number of USSE employees	25,173	25,640		25,038	(g)	15,900	16,083
Number of pensioners at year-end	80,602	84,254		87,576		88,030	91,003
Stockholder Data at Year-End
Common shares outstanding, net of treasury shares (millions)	108.8	114.0		103.7		102.5	89.2
Registered shareholders (thousands)	27.6	31.9		44.6		50.0	52.4
Market price of common stock	$48.07	$51.25		$35.02		$13.12	$18.11
(a)	Prior to December 31, 2001, U. S. Steel comprised an operating unit of USX Corporation, now named Marathon Oil Corporation (Marathon). On December 31, 2001, U. S. Steel was capitalized through the issuance of 89.2 million shares of common stock to holders of USX-U. S. Steel Group common stock on a one-for-one basis. The balance sheet position as of December 31, 2001 reflects the financial position of U. S. Steel as a standalone entity. The income statement and cash flow data for the year ended December 31, 2001 represents a carve-out presentation of the businesses of U. S. Steel.
(b)	As result of the change from the LIFO method of inventory costing at USSK (see further information in Note 2 to the Financial Statements), the noted line items shown on page F-64 have been adjusted from the amounts previously reported.
(c)	Includes $819 million of tax settlements with Marathon.
(d)	Includes $17 million settlement loss for a non-qualified defined benefit pension plan and $5 million of termination and curtailment losses for a small Canadian defined benefit pension plan.
(e)	Includes National and USSB from dates of acquisition on May 20, 2003 and September 12, 2003, respectively, and excludes $623 million of workforce restructuring charges.
(f)	Includes East Chicago Tin and Transtar from dates of acquisition on March 1, 2001 and March 23, 2001, respectively.
(g)	Includes USSB from date of acquisition on September 12, 2003.

FIVE-YEAR FINANCIAL SUMMARY (Continued)

As result of the change from the LIFO method of inventory costing at USSK (see further information in Note 2 to the Financial Statements), the noted line items have been adjusted from the amounts previously reported, as shown below.

	2004			2003
(In millions, except per share amounts)	As Originally Reported	Adjustment	As Adjusted	As Originally Reported	Adjustment	As Adjusted
USSE	$394	$45	$439	$203	$11	$214
Total reportable segments	1,776	45	1,821	54	11	65
Total income (loss) from operations	1,580	45	1,625	(730)	11	(719)
Net interest and other financial costs	119	(4)	115	130	(34)	96
Income tax provision (benefit)	351	5	356	(454)	2	(452)
Net income (loss) before extraordinary item and cumulative effects of changes in accounting principles	$1,077	$44	$1,121	$(406)	$43	$(363)
Per common share:
- Basic	$9.47	$0.40	$9.87	$(4.09)	$0.42	$(3.67)
- Diluted	$8.37	$0.35	$8.72	$(4.09)	$0.42	$(3.67)
Net income (loss)	$1,091	$44	$1,135	$(463)	$43	$(420)
Per common share:
- Basic	$9.60	$0.40	$10.00	$(4.64)	$0.42	$(4.22)
- Diluted	$8.48	$0.35	$8.83	$(4.64)	$0.42	$(4.22)

	2002			2001
(In millions, except per share amounts)	As Originally Reported	Adjustment	As Adjusted	As Originally Reported	Adjustment	As Adjusted
USSE	$110	$(5)	$105	$123	$1	$124
Total reportable segments	(25)	(5)	(30)	(418)	1	(417)
Total income (loss) from operations	128	(5)	123	(405)	1	(404)
Net interest and other financial costs	115	(24)	91	141	(4)	137
Income tax provision (benefit)	(48)	(1)	(49)	(328)	(2)	(330)
Net income (loss) before extraordinary item and cumulative effects of changes in accounting principles per share	$61	$20	$81	$(218)	$7	$(211)
Per common share:
- Basic	$0.62	$0.21	$0.83	$(2.45)	$0.08	$(2.37)
- Diluted	$0.62	$0.21	$0.83	$(2.45)	$0.08	$(2.37)
Net income (loss)	$61	$20	$81	$(218)	$7	$(211)
Per common share:
- Basic	$0.62	$0.21	$0.83	$(2.45)	$0.08	$(2.37)
- Diluted	$0.62	$0.21	$0.83	$(2.45)	$0.08	$(2.37)

	2004			2003
(In millions, except per share amounts)	As Originally Reported	Adjustment	As Adjusted	As Originally Reported	Adjustment	As Adjusted
Balance Sheet Position at Year-End
Current assets	$4,243	$108	$4,351	$3,106	$59	$3,165
Total assets	10,956	108	11,064	7,837	59	7,896
Other current liabilities	2,523	4	2,527	2,084	(1)	2,083
Stockholders’ equity	3,970	104	4,074	1,093	60	1,153

	2002			2001
(In millions, except per share amounts)	As Originally Reported	Adjustment	As Adjusted	As Originally Reported	Adjustment	As Adjusted
Balance Sheet Position at Year-End
Current assets	$2,440	$14	$2,454	$2,073	$(5)	$2,068
Total assets	7,977	14	7,991	8,337	(5)	8,332
Other current liabilities	1,346	(3)	1,343	1,226	(2)	1,224
Stockholders’ equity	2,027	17	2,044	2,506	(3)	2,503

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit and Finance Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Audit & Finance Committee” in U. S. Steel’s Proxy Statement for the 2006 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Corporate Governance & Public Policy Committee” in U. S. Steel’s Proxy Statement for the 2006 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Communications from Security Holders” in U. S. Steel’s Proxy Statement for the 2006 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in U. S. Steel’s Proxy Statement for the 2006 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

U. S. Steel has adopted a Code of Ethical Business Conduct that applies to all of its directors and officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. U. S. Steel will provide a copy of this code free of charge upon request. To obtain a copy, contact the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-4801). The Code of Ethical Business Conduct is also available through the Company’s web site at www.ussteel.com. U. S. Steel does not intend to incorporate the contents of its web site into this document.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Executive Compensation” in U. S. Steel’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders(a)	2,137,851	$34.22	6,756,308(b)
Equity compensation plans not approved by security holders(c)	65,444	(one for one)	0
Total	2,203,295	–	6,756,308

(a)	Column (1) of this row reflects all shares that could potentially be issued as a result of outstanding grants under the U. S. Steel 2002 Stock Plan and the 2005 Stock Incentive Plan as of December 31, 2005. Because outstanding options under the USX 1990 Stock Plan were converted to options under the U. S. Steel 2002 Stock Plan at the time of separation from Marathon Oil Corporation (formerly USX Corporation), these numbers include shares that may be issued as a result of grants originally made under the USX 1990 Stock Plan. (For more information, see Note 17 to the Financial Statements.) Column (1) includes 121 Common Stock Units that have been issued pursuant to the Deferred Compensation Program for Non-Employee Directors, an amended program now under the 2005 Stock Incentive Plan. Column (2) excludes these Common Stock Units since one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement.

(b)	This number includes 6,748,408 shares available for grant under the 2005 Stock Incentive Plan and 7,900 shares that remain available for grants under the 2002 Stock Plan, which terminates on December 31, 2006.

(c)	Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued pursuant to the 2005 Stock Incentive Plan, a shareholder approved plan. As of December 31, 2005, U. S. Steel had no equity compensation plans that had not been approved by security holders.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Transactions” in U. S. Steel’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Information Regarding the Independence of the Independent Registered Public Accounting Firm” in U. S. Steel’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Documents Filed as Part of the Report

1.    Financial Statements

Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” beginning on page F-1.

2.    Financial Statement Schedules and Supplementary Data

“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 76. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

“Supplementary Data – Disclosures About Forward-Looking Statements” is provided beginning on page 80.

B. Exhibits

Exhibits 10(a) through 10(j) and Exhibit 10(s) through 10(jj) are management contracts or compensatory plans or arrangements.

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

Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on May 22, 2003, Commission File Number 1-16811.

(i)     Officer’s Certificate dated May 20, 2003 setting forth the terms and conditions of the 9 3/4% Senior Notes due 2010 pursuant to the Indenture dated as of May 20, 2003 between United States Steel Corporation and The Bank of New York, as Trustee

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 22, 2003, Commission File Number 1-16811.

(j) Certificate of Designation respecting the Series A Junior Preferred Stock	Incorporated by reference to Exhibit 4(h) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(k) Certificate of Designation respecting the 7% Series B Mandatory Convertible Preferred Shares	Incorporated by reference to Exhibit 4(i) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002, Commission File Number 1-16811.

(l) Facility Agreement dated 15 December 2005 among U. S. Steel Kosice, s.r.o. and ING Bank N.V., CITIBANK, N.A. Bahrain, and Slovenská Sporentel’ňa, a.s. as arrangers	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on December 20, 2005, Commission File Number 1-16811.

Certain long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. U. S. Steel agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of U. S. Steel and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

10.    Material Contracts

(a) United States Steel Corporation 2002 Stock Plan, as amended April 26, 2005	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2005, Commission File Number 1-16811.

(b) United States Steel Corporation Senior Executive Officer Annual Incentive Compensation Plan	Incorporated by reference to Exhibit 10(b) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002, Commission File Number 1-16811.

(c) United States Steel Corporation Annual Incentive Compensation Plan	Incorporated by reference to Exhibit 10(c) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(d) United States Steel Corporation Non-Officer Restricted Stock Plan	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(e) United States Steel Corporation Executive Management Supplemental Pension Program

(f) United States Steel Corporation Supplemental Thrift Program

(g) United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on December 2, 2005, Commission File Number 1-16811.

(h) Form of Severance Agreements between the Corporation and its Officers	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on December 9, 2005, Commission File Number 1-16811.

(i) Agreement between United States Steel Corporation and John P. Surma, executed December 21, 2001	Incorporated by reference to Exhibit 10(j) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(j) Retention Agreement between United States Steel Corporation and Dan D. Sandman, executed September 14, 2001	Incorporated by reference to Exhibit 10(k) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(k) Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.3 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(l) Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(m)     Amended and Restated Receivables Purchase Agreement, dated November 28, 2001 among U. S. Steel Receivables, as Seller; United States Steel LLC, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10(n) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(n) Purchase and Sale Agreement dated November 28, 2001 among United States Steel LLC, as initial Servicer and as Originator; and U. S. Steel Receivables LLC as purchaser and contributee	Incorporated by reference to Exhibit 10(o) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(o)       First Amendment dated May 6, 2002, and Second Amendment dated November 27, 2002, to Amended and Restated Receivables Purchase Agreement, dated November 28, 2001 among U. S. Steel Receivables as Seller; United States Steel LLC as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10(p) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002, Commission File Number 1-16811.

(p)       Third Amendment dated May 19, 2003, Fourth Amendment dated May 30, 2003, and Fifth Amendment dated July 30, 2003 to Amended and Restated Receivables Purchase Agreement, dated November 28, 2001 among U. S. Steel Receivables as Seller; United States Steel LLC as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10(q) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2003, Commission File Number 1-16811.

(q)       Sixth Amendment dated March 30, 2005 to Amended and Restated Receivables Purchase Agreement, dated November 28, 2001 among U. S. Steel Receivables as Seller; United States Steel LLC as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on March 31, 2005, Commission File Number 1-16811.

(r)        Seventh Amendment dated November 23, 2005 to Amended and Restated Receivables Purchase Agreement, dated November 28, 2001 among U. S. Steel Receivables as Seller; United States Steel LLC as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on November 23, 2005, Commission File Number 1-16811.

(s) Employment and Consulting Agreement between United States Steel Corporation and Thomas J. Usher, executed February 13, 2003	Incorporated by reference to Exhibit 10(q) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002, Commission File Number 1-16811.

(t) Form of Restricted Stock Grant under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(s) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(u) Form of Stock Option Grant to Officer-Directors under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(t) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(v) Form of Stock Option Grant to Executive Management Committee Members under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(u) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(w) November 29, 2005 Amendment to the February 13, 2003 Employment and Consulting Agreement between United States Steel Corporation and Thomas J. Usher	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on December 2, 2005, Commission File Number 1-16811.

(x) Certain compensation arrangements for named executive officers.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2005, Commission File Number 1-16811.

(y) Summary of non-employee director compensation arrangements	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2005, Commission File Number 1-16811.

(z) Non-Tax Qualified Pension Plan

(aa) 2005 Stock Incentive Plan	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2005.

(bb) Administrative Regulations for the Long-Term Incentive Compensation Program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K dated November 29, 2005, Commission File Number 1-16811.

(cc) 2005 Annual Incentive Compensation Plan	Incorporated by reference to Appendix C to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2005.

(dd) Administrative Regulations for the Executive Management Annual Incentive Compensation Program under the 2005 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on February 13, 2006, Commission File Number 1-16811.

(ee) Non-Employee Director Stock Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(ff) Form of stock option grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan

(gg) Form of restricted stock grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan

(hh) Form of performance award grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan

(ii) Form of performance restricted stock grant, with vesting on the first anniversary, under the the 2002 Stock Plan	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(jj) Form of performance restricted stock grant, with vesting 1/2 each on the second and third anniversaries, under the the 2002 Stock Plan	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

18.	Preferability Letter from PricewaterhouseCoopers LLP

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

24.	Powers of Attorney

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions(a)		Balance at End of Period
Year ended December 31, 2005:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$100	$10	$–		$42		$68
Investments and long-term receivables reserve	4	–	–		(2)		2
Deferred tax valuation allowance:
Federal	–	–	–		–		–
State	–	–	–		–		–
Foreign	48	–	33		–		81

Year ended December 31, 2004:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$129	$16	$7	(b)	$52		$100
Investments and long-term receivables reserve	4	–	–		–		4
Deferred tax valuation allowance:
Federal	177	–	–		177	(c)	–
State	32	–	–		32	(c)	–
Foreign(e)	32	–	16		–		48

Year ended December 31, 2003:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$57	$43	$39	(b)	$10		$129
Investments and long-term receivables reserve	2	2	–		–		4
Deferred tax valuation allowance:
Federal	–	–	177	(c)	–		177
State	7	–	32	(c)	7		32
Foreign(e)	23	–	9	(d)	–		32
(a)	Deductions for the allowance for doubtful accounts and long-term receivables include amounts written off as uncollectible, net of recoveries and net foreign currency exchange gains and/or losses. Unless otherwise noted, reductions in the tax valuation allowances reflect changes in the amount of deferred taxes expected to be realized, resulting in credits to the provision for income taxes.
(b)	Relates to the consolidation of the Clairton 1314B Partnership in 2004, and to the acquisition of National Steel Corporation in 2003.
(c)	Reflects valuation allowance charged/credited to equity in 2003 for deferred tax assets related to minimum pension liability adjustments and reversed through equity in 2004 when the minimum pension liability was no longer necessary.
(d)	Includes $4 million related to the acquisition of Sartid.
(e)	Adjusted from amounts previously reported due to a revision in the estimate of USSB deferred tax assets and the related valuation allowance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on February 28, 2006.

UNITED STATES STEEL CORPORATION

By:	/s/ Larry G. Schultz
Larry G. Schultz Vice President and Controller

Signature	Title

/s/ John P. Surma, Jr. John P. Surma, Jr.	Chairman of the Board of Directors and Chief Executive Officer and Director

/s/ Gretchen R. Haggerty Gretchen R. Haggerty	Executive Vice President and Chief Financial Officer

/s/ Larry G. Schultz Larry G. Schultz	Vice President and Controller

* J. Gary Cooper	Director

* Robert J. Darnall	Director

* John G. Drosdick	Director

* Richard A. Gephardt	Director

* Charles R. Lee	Director

* Frank J. Lucchino	Director

* Dan D. Sandman	Vice Chairman and Chief Legal & Administrative Officer, General Counsel and Secretary and Director

Seth E. Schofield	Director

* Douglas C. Yearley	Director

*	By:	/s/ Gretchen R. Haggerty
Gretchen R. Haggerty, Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

1314B Partnership	Clairton 1314B Partnership, L.P.
ABO	accumulated benefit obligation
ADEM	Alabama Department of Environmental Management
Acero Prime	Acero Prime, S.R.L. de CV
CAA	Clean Air Act
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CMS	Corrective Measure Study
CWA	Clean Water Act
Delray	Delray Connecting Railroad Company
DESCO	Double Eagle Steel Coating Company
DOC	U.S. Department of Commerce
DOJ	U.S. Department of Justice
Double G	Double G Coatings Company LLC
EC	European Commission
EPA	U.S. Environmental Protection Agency
ERW	electric resistance weld
EU	European Union
FAS	Statement of Financial Accounting Standards
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation Number
Flat-Rolled	Flat-Rolled Products segment
FPC	Feralloy Processing Company
FS	Feasibility Study
IDEM	Indiana Department of Environmental Management
ITC	U.S. International Trade Commission
KDHE	Kansas Department of Health & Environment
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
Kobe	Kobe Steel, Ltd.
LAER	Lowest Achievable Emission Rate
MACT	Maximum Achievable Control Technology
Marathon	Marathon Oil Corporation
Mining Sale	The sale of U. S. Steel’s coal mines and related assets
Ministry	Slovak Ministry of the Environment
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
National	National Steel Corporation
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
OPEB	other postretirement benefits
PADEP	Pennsylvania Department of Environmental Protection
PADER	Pennsylvania Department of Environmental Resources
POSCO	Pohang Iron & Steel Co., Ltd.
ProCoil	ProCoil Company LLC
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act
RI	Remedial Investigation
RFI	RCRA Facility Investigation
Sartid	Sartid a.d. (In Bankruptcy), a former integrated steel company in Serbia, and certain of its subsidiaries
Senior Notes	U. S. Steel’s 10 3/4% senior notes due 2008 and its 9 3/4% senior notes due 2010
Series B Preferred	U. S. Steel’s 7% Series B Mandatory Convertible Preferred Shares

SPT	Steelworkers Pension Trust
Straightline	Straightline Source
TAP	Transition Assistance Program
tons	net tons
Tubular	Tubular Products segment
USS-POSCO	USS-POSCO Industries, U. S. Steel and Pohang Iron & Steel Co., Ltd. joint venture
USSB	U. S. Steel Balkan, U. S. Steel’s integrated steel facilities in Serbia
USSE	U. S. Steel Europe segment
USSK	U. S. Steel Kosice, U. S. Steel’s integrated steel facilities in Slovakia
USSR	U. S. Steel Receivables LLC
USWA	United Steelworkers of America

SUPPLEMENTARY DATA

DISCLOSURES ABOUT FORWARD-LOOKING STATEMENTS

U. S. Steel includes forward-looking statements concerning trends, market forces, commitments, material events or other contingencies potentially affecting the Company in reports filed with the Securities and Exchange Commission, external documents and oral presentations. In order to take advantage of “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, U. S. Steel is filing the following cautionary language identifying important factors (though not necessarily all such factors) that could cause actual outcomes to differ materially from information set forth in forward-looking statements made by, or on behalf of, U. S. Steel and its representatives.

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

The steel industry is cyclical and highly competitive and historically has been characterized by excess world supply, which has restricted the ability of U. S. Steel and the industry to raise prices during periods of economic growth and resist price decreases during periods of economic contraction. In 2004, worldwide supply and demand were more in balance and supply was constrained by the availability of raw materials largely due to growing demand in China. This led to substantial price increases that continued into early 2005. Starting in the second quarter, excess service center inventory levels began to exert downward pressure on flat-rolled spot prices. Prices have strengthened recently as worldwide supply and demand returned to a more balanced position. U. S. Steel reduced production to respond to lower demand during much of 2005, and it has been reported that a number of domestic and international competitors did so as well. Current flat-rolled price levels are not nearly as high as those experienced in early 2005 and in late 2004. Supply and demand relationships worldwide are heavily influenced by supply and demand in China.

Domestic flat-rolled steel supply has increased in recent years with the growth of minimills. These facilities are less expensive to build than integrated facilities, and are typically staffed by non-unionized work forces with lower total labor costs. Through the use of thin slab casting and the developing cast strip technologies, some minimill competitors are increasingly able to compete directly with integrated producers of higher value-added products. Such competition could adversely affect U. S. Steel’s future product prices and shipment levels.

USSE does business primarily in Central and Western Europe and is subject to market conditions in those areas which are influenced by many of the same factors which affect domestic markets, as well as matters peculiar to international markets such as quotas and tariffs. USSE is affected by the worldwide overcapacity in the steel industry and the cyclical nature of demand for steel products and that demand’s sensitivity to worldwide general economic conditions. In particular, USSE is subject to economic conditions and political factors in Europe, which if changed could negatively affect its results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, limits on emissions, quotas, tariffs and other protectionist measures. USSE is affected by the volatility of raw materials prices, and USSB has recently been affected by curtailments of natural gas available in the one pipeline that supplies Serbia. USSE is also subject to foreign currency exchange risks because portions of USSE’s revenues and costs are in currencies other than the U.S. dollar. USSK and USSB are susceptible to these risks as they arise in Slovakia and the Union of Serbia and Montenegro, respectively.

The domestic steel industry has, in the past, been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 25 percent of the domestic steel market in 2005, 26 percent in 2004 and 19 percent in 2004. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Increases in future levels of imported steel could reduce future market prices and demand levels for domestic steel.

U. S. Steel also competes in many markets with producers of substitutes for steel products, including aluminum, cement, composites, glass, plastics and wood. The emergence of additional substitutes for steel products could adversely affect future prices and demand for steel products.

Many of U. S. Steel’s customers are in cyclical industries such as automotive, appliance, container, construction and energy. As a result, future downturns in the economy in the U.S. or Europe or any of these industries could reduce the need for U. S. Steel’s products and adversely affect its profitability.

Operating and Cost Factors

The operations of U. S. Steel are subject to planned and unplanned outages due to maintenance, equipment malfunctions or work stoppages; and various hazards, including explosions, power outages, fires, floods, accidents and severe weather conditions, which could disrupt operations or the availability of raw materials, resulting in reduced production volumes and increased production costs.

As an integrated steel producer, U. S. Steel utilizes coal, coke, iron ore and, to a lesser extent, steel scrap as its major raw materials. U. S. Steel (1) purchases 100 percent of its coal requirements; (2) has the capability to source the majority of its domestic requirements for coke from owned and/or operated facilities in the U.S.; (3) purchases a portion of coke requirements for USSE; (4) has the capability to source 100 percent of its domestic requirements for iron ore from owned facilities in the U.S., (5) purchases 100 percent of iron ore requirements for USSE; and (6) purchases steel scrap above that generated through its normal operations domestically and for USSE. Global raw material prices escalated to unprecedented levels in 2004 and these commodities remain very expensive. To the extent that U. S. Steel purchases raw materials, market or contract prices for such purchases can have major negative impacts on production costs.

Labor costs for U. S. Steel are affected by collective bargaining agreements. Most domestic hourly employees of U. S. Steel’s steel, coke and iron ore pellet facilities are covered by a collective bargaining agreement with the United Steelworkers of America (USWA), which expires in September 2008 and contains a no-strike provision. At Granite City Works, employees who work in the cokemaking and blast furnace operations are represented by the International Chemical Workers Union; and a small number of employees are represented by the Bricklayers and Laborers International unions. Agreements with these unions expire in November and December 2008, and also contain no-strike provisions. Domestic hourly employees engaged in transportation activities are represented by the USWA and other unions and are covered by collective bargaining agreements with varying expiration dates. In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires in December 2007, which is subject to annual wage negotiations. Most employees at USSB are represented by three unions and are covered by a collective bargaining agreement that expires in November 2006, which is also subject to annual wage negotiations. On February 10, 2006, USSB and two of the three unions agreed to the hourly base earnings for 2006 and signed an annex to the collective bargaining agreement. As of the date of this filing, the largest labor union at USSB had not agreed to the 2006 hourly base earnings or signed the annex. The agreements at USSK and USSB include improvements in the employees’ social and wage benefits and work conditions. To the extent that increased labor costs are not recoverable through the sales prices of products, future income from operations would be reduced.

Domestic labor costs for U. S. Steel are affected by three profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the USWA. Payment amounts per the agreement with the USWA are calculated as percentages of consolidated income from operations after special items (as defined in the agreement) and are: (1) to be contributed to the National Benefit Trust, the purpose of which (when established) is to assist National retirees with healthcare costs, based on between 6 percent and 7.5 percent of profit; (2) to be used to offset a portion of future medical insurance premiums to be paid by U. S. Steel retirees based on 5 percent of profit above $15 per ton; and (3) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. At the end of 2003 and 2004, assumptions for the second calculation above were included in the calculation of retiree medical liabilities, and costs for this item were calculated and recorded through the income statement in the same manner as other retiree medical expenses.

Future net periodic benefit costs (credits) for pensions and other postretirement benefits can be volatile and depend on the future marketplace performance of plan assets; changes in actuarial assumptions regarding such factors as selection of a discount rate, the expected rate of return on plan assets and escalation of retiree health care costs; plan amendments affecting benefit payout levels; and profile changes in the beneficiary populations being valued. Changes in the assumptions or differences between actual and expected changes in the present value of liabilities or assets of U. S. Steel’s plans could cause net periodic benefit costs to increase or decrease materially from year to year. Income (loss) from operations for U. S. Steel included net periodic pension costs (excluding multiemployer plans) of $253 million in 2005, $228 million in 2004 and $544 million in 2002, respectively. Income (loss) from operations also included $109 million, $106 million and $233 million of expense for retiree medical and life insurance (excluding multiemployer plans) in 2005, 2004 and 2003, respectively. Based on preliminary actuarial information for 2005, U. S. Steel expects annual net periodic pension costs (excluding multiemployer plans) to be $159 million and annual retiree medical and life insurance costs (excluding multiemployer plans) to be $111 million. To the extent that these costs increase in the future, income from operations would be reduced.

At December 31, 2005, U. S. Steel’s underfunded benefit obligation for retiree medical and life insurance was $2.3 billion, an improvement of $10 million from the amount at the end of 2004. Also, the funded status of the projected pension benefit obligation declined from an underfunded position of $381 million at year-end 2004 to an underfunded position of $606 million at year-end 2005. To the extent that competitors do not provide similar benefits, or have been relieved of obligations to provide such benefits following bankruptcy reorganization, the competitive position of U. S. Steel may be adversely affected. Preliminary funding valuations of the main defined benefit pension plan as of December 31, 2005, indicate that the plan will not require cash funding for the 2006 plan year. The level of cash funding depends upon various factors such as future asset performance, the level of interest rates used to measure ERISA minimum funding levels, the impacts of business acquisitions or sales, union negotiated changes and future government regulation. The amount of annual contributions may be substantially increased if Congress adopts pension reform legislation such as that currently under consideration. U. S. Steel may make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years. Any such funding requirements could have an unfavorable impact on U. S. Steel’s ability to comply with its debt covenants, borrowing arrangements and cash flows.

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

For further discussion of certain of the factors described herein, and their potential effects on the businesses of U. S. Steel, see “Item 1. Business,” “Item 1A Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”