Form 10-Q
period 2006-03-31
UNITED STATES STEEL CORP
filed 2006-04-28
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Large accelerated filer X.	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No X

Common stock outstanding at April 27, 2006 – 108,931,868 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	First Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2006	Adjusted (Note 1) 2005
Net sales:
Net sales	$3,521	$3,522
Net sales to related parties	207	265

Total	3,728	3,787

Operating expenses (income):
Cost of sales (excludes items shown below)	3,098	2,903
Selling, general and administrative expenses	158	157
Depreciation, depletion and amortization (Note 6)	112	98
Income from investees	(7)	(13)
Net gains on disposal of assets	(1)	(4)
Other income, net	(1)	(2)

Total	3,359	3,139

Income from operations	369	648
Net interest and other financial costs (Note 7)	16	25

Income before income taxes and minority interests	353	623
Income tax provision (Note 8)	90	156
Minority interests	7	8

Net income	256	459
Dividends on preferred stock	(4)	(4)

Net income applicable to common stock	$252	$455

Income per common share (Note 9):
Net income per share:
- Basic	$2.31	$3.98
- Diluted	$2.04	$3.51
Weighted average shares, in thousands:
- Basic	108,809	114,169
- Diluted	125,559	130,830

Dividends paid per share	$0.10	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,471	$1,479
Receivables, less allowance of $72 and $68 (Note 13)	1,722	1,520
Receivables from related parties (Note 15)	107	89
Inventories (Note 10)	1,483	1,466
Deferred income tax benefits (Note 8)	257	275
Other current assets	6	13

Total current assets	5,046	4,842
Investments and long-term receivables, less allowance of $3 and $2	285	288
Long-term receivables from related parties (Note 15)	4	4
Property, plant and equipment - net (Note 6)	4,159	4,015
Intangible pension asset	251	251
Other intangible assets, less accumulated amortization of $26 and $24	28	29
Deferred income tax benefits (Note 8)	217	211
Other noncurrent assets	180	182

Total assets	$10,170	$9,822
Liabilities
Current liabilities:
Accounts payable	$1,194	$1,208
Accounts payable to related parties (Note 15)	73	48
Bank checks outstanding	99	115
Payroll and benefits payable	920	912
Accrued taxes (Note 8)	239	186
Accrued interest	37	31
Short-term debt and current maturities of long-term debt (Note 11)	175	249

Total current liabilities	2,737	2,749
Long-term debt, less unamortized discount (Note 11)	1,359	1,363
Employee benefits	1,989	2,008
Deferred credits and other liabilities	349	346

Total liabilities	6,434	6,466

Contingencies and commitments (Note 16)
Minority interests	31	32

Stockholders’ Equity:
Series B Mandatory Convertible Preferred shares (no par value, 5,000,000 shares issued, liquidation preference $50 per share) (Note 9)	216	216
Common stock (114,585,727 shares issued) (Note 9)	115	115
Treasury stock, at cost (5,731,059 and 5,799,650 shares)	(250)	(253)
Additional paid-in capital	3,061	3,061
Retained earnings	1,846	1,605
Accumulated other comprehensive loss (Note 14)	(1,283)	(1,418)
Deferred compensation	-	(2)

Total stockholders’ equity	3,705	3,324

Total liabilities and stockholders’ equity	$10,170	$9,822

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	First Quarter Ended March 31,
(Dollars in millions)	2006	Adjusted (Note 1) 2005
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$256	$459
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	112	98
Provision for doubtful accounts	3	2
Pensions and other postretirement benefits	(9)	(113)
Minority interests	7	8
Deferred income taxes	16	104
Net gains on disposal of assets	(1)	(4)
Property tax settlement gain	-	(95)
Income (loss) from equity investees, and distributions received	5	(4)
Changes in:
Current receivables	(221)	(141)
Inventories	(16)	(116)
Current accounts payable and accrued expenses	79	92
All other, net	(3)	6

Net cash provided by operating activities	228	296

Investing activities:
Capital expenditures	(127)	(122)
Disposal of assets	4	3
Restricted cash, net	4	(1)

Net cash used in investing activities	(119)	(120)

Financing activities:
Repayment of debt	(83)	-
Common stock issued	3	6
Distribution to minority interest owners	(8)	(6)
Dividends paid	(15)	(13)
Change in bank checks outstanding	(16)	(51)
Excess tax benefits from stock-based compensation	1	-

Net cash used in financing activities	(118)	(64)

Effect of exchange rate changes on cash	1	(2)

Net increase (decrease) in cash and cash equivalents	(8)	110
Cash and cash equivalents at beginning of year	1,479	1,037

Cash and cash equivalents at end of period	$1,471	$1,147
Cash provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(32)	$(25)
Income taxes paid to taxing authorities	(8)	(4)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) is engaged domestically in the production, sale and transportation of steel mill products, coke and iron ore pellets; the management and development of real estate; and, through U. S. Steel Kosice (USSK) in the Slovak Republic and U. S. Steel Balkan (USSB) in Serbia, in the production and sale of steel mill products.

During the fourth quarter of 2005, U. S. Steel changed its method of determining the cost of USSK inventories from the last-in, first out (LIFO) method to the first-in, first-out (FIFO) method. Management considers the FIFO method to be preferable to the LIFO method for USSK because it creates a consistent method of determining the cost of inventories within the U. S. Steel Europe (USSE) reportable segment and provides comparability of the USSE reportable segment with major international competitors. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (FAS) No. 154, “Accounting Changes and Error Corrections,” prior period results have been adjusted to apply the new method. See Note 2 to the financial statements in the United States Steel Corporation 2005 Annual Report on Form 10-K. This change increased net income by $4 million, or 3 cents per diluted share, for the quarter ended March 31, 2005.

The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to current year classifications. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Stock-based Compensation

Stock-based compensation

U. S. Steel has several stock-based employee compensation plans which are more fully described in Note 1 of the United States Steel Corporation 2005 Annual Report on Form 10-K. Prior to January 1, 2006, U. S. Steel accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations.

Effective January 1, 2006, U. S. Steel adopted the fair value recognition provisions of FAS No. 123(R), “Share-Based Payments,” (FAS 123(R)) using the modified prospective application method. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006 includes the applicable amounts of compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of FAS No. 123 and previously presented in the pro forma footnote disclosures). Compensation cost in the future will also include all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of FAS 123(R)). Results for prior periods have not been restated. Prior to the adoption of FAS 123(R), no compensation cost was reflected in net income for stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with FAS 123(R), compensation expense for stock options is now recorded over the vesting period using the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model. The restricted stock grant date fair value, which is the market price of the underlying common stock, is expensed over the vesting period. Compensation expense is no longer recorded for changes in the market value of restricted stock. No new stock appreciation rights (SARS) have been issued since 2003 and all outstanding SARS are fully vested. Under FAS 123(R), compensation expense continues to be recorded for changes in the market value of unexercised SARS.

Stock-based compensation expense

(In millions, except per share amounts)	First Quarter Ended March 31, 2006
Stock-based compensation expense recognized:
Cost of sales	$1
Selling, general and administrative expenses	2

Total	3
Related deferred income tax benefit	1

Decrease in net income	$2
Decrease in basic earnings per share	$0.02
Decrease in diluted earnings per share	$0.02

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing FAS No. 123(R).

Prior period pro forma presentations

The following pro forma information is provided for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provision of FAS No. 123 had been applied to stock-based employee compensation prior to January 1, 2006:

(In millions, except per share amounts)	Adjusted (Note 1) First Quarter Ended March 31, 2005
Net income	$459
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	3

Pro forma net income	$457

Net income per share:
- As reported - basic	$3.98
- diluted	3.51
- Pro forma - basic	3.96
- diluted	3.50

The above disclosures of the effect of stock-based compensation expense for the three months ended March 31, 2006, and the pro forma effect as if FAS 123 had been applied to the three months ended March 31, 2005, are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the assumptions listed below:

	First Quarter Ended March 31,
	2006	2005
Grant date exercise price per share of unvested option awards	$40.37	$29.54
Expected annual dividends per share, at grant date	$0.40	$0.20
Expected life in years	4	4
Expected volatility	44%	44%
Risk-free interest rate	3.7%	3.3%
Grant date fair value of unvested option awards as calculated from above	$14.61	$10.71

The Expected annual dividends per share are based on the latest annualized dividend rate and the current market price of the underlying common stock at the date of grant.

Expected life in years is determined primarily from historical stock option exercise data.

Expected volatility is based on the historical volatility of U. S. Steel stock and the implied volatility calculated from traded options on U. S. Steel stock.

The Risk-free interest rate is based on the U. S. Treasury strip rate for the expected life of the option.

Stock option activity

The following table shows a summary of the status and activity of stock options for the first quarter ended March 31, 2006:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	2,137,730	$34.22
Granted	0
Exercised	(126,250)	32.88
Forfeited or expired	(2,700)	40.37

Outstanding at March 31, 2006	2,008,780	$34.30	6.4	$53
Exercisable at March 31, 2006	1,144,380	$29.71	5.9	$35

During the three months ended March 31, 2006, the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $3 million. The total amount of cash received from the exercise of options was $4 million, and the related net tax benefit realized from the exercise of these options was $1 million.

Restricted stock activity

Restricted stock granted to officers of U. S. Steel under U. S. Steel’s various stock-based compensation plans is valued at the grant date fair value, which is the market price of the underlying common stock, and vests over service periods that range from one to three years.

The following table shows a summary of the status and activity of restricted stock grants for the first quarter ended March 31, 2006:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	125,000	$40.37
Granted	0
Vested	0
Forfeited or expired	0

Nonvested at March 31, 2006	125,000	$40.37

Compensation expense related to restricted stock totaled less than $1 million and $2 million for the quarters ended March 31, 2006 and 2005, respectively. The related net tax benefit related to restricted awards was less than $1 million for the quarters ended March 31, 2006 and 2005.

As of March 31, 2006, there was $4 million of total future compensation cost related to nonvested share-based compensation arrangements and the weighted-average period over which this cost is expected to be recognized is less than one year.

3.	New Accounting Standards

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

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This Statement requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. This Statement is effective January 1, 2007. U. S. Steel does not expect any financial statement implications related to the adoption of this Statement.

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

The transfer value for steel rounds and bands from Flat-rolled to Tubular and the transfer value for domestic iron ore pellets from Other Businesses to Flat-rolled are set at the beginning of each year based on expected total production costs and may be adjusted quarterly if actual production costs warrant. All other intersegment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level. Corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations for the first quarter of 2006 and 2005 are:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income (loss) from operations
First Quarter 2006
Flat-rolled	$2,326	$123	$2,449	$7	$127
USSE	854	9	863	-	125
Tubular	485	-	485	-	177

Total reportable segments	3,665	132	3,797	7	429
Other Businesses	63	179	242	-	-
Reconciling items	-	(311)	(311)	-	(60)
Total	$3,728	$-	$3,728	$7	$369
First Quarter 2005
Flat-rolled	$2,444	$107	$2,551	$13	$335
USSE (a)	927	11	938	-	220
Tubular	357	-	357	-	122

Total reportable segments	3,728	118	3,846	13	677
Other Businesses	59	151	210	-	(17)
Reconciling items	-	(269)	(269)	-	(12)
Total	$3,787	$-	$3,787	$13	$648
(a)	As a result of the change from the LIFO to the FIFO method of inventory costing at USSK (see further information in Note 1), USSE income from operations for the quarter ended March 31, 2005 increased from $212 million to $220 million.

The following is a schedule of reconciling items for the first quarter of 2006 and 2005:

	Income From Operations
(In millions)	2006	2005
Items not allocated to segments:
Retiree benefit expenses	$(55)	$(83)
Other items not allocated to segments:
Asset impairment (Note 6)	(5)	-
Property tax settlement gain (Note 8)	-	70
Stock appreciation rights (Note 2)	-	1

Total items not allocated to segments	(60)	(12)

Total reconciling items	$(60)	$(12)

5.	Pensions and Other Postretirement Costs

The following table reflects components of net periodic benefit cost for the three months ended March 31, 2006 and 2005:

	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Service cost	$24	$23	$4	$3
Interest cost	102	108	37	37
Expected return on plan assets	(140)	(137)	(11)	(9)
Amortization of prior service cost	16	24	(11)	(11)
Amortization of net loss	38	39	9	7

Net periodic benefit cost, excluding below	40	57	28	27
Multiemployer plans	7	7	-	-

Net periodic benefit cost	$47	$64	$28	$27

Employer contributions

U. S. Steel’s Board of Directors authorized additional contributions to U. S. Steel’s trusts for pensions and its Voluntary Employees’ Beneficiary Association (VEBA) trust of up to $260 million by the end of 2007. U. S. Steel previously disclosed in its financial statements for the year ended December 31, 2005, that it expects to make a voluntary contribution of $130 million to its main defined benefit pension plan in 2006, and make cash payments of $13 million to plans not funded by trusts and $29 million to a multiemployer plan. As of March 31, 2006, cash payments of $7 million had been made to other plans and cash payments of $7 million had been made to a multiemployer plan, respectively.

U. S. Steel also disclosed in its financial statements for the year ended December 31, 2005, that it expects to make a $10 million cash contribution to its other postretirement plans and to make cash payments totaling $212 million for other postretirement benefit payments not funded by trusts in 2006. As of March 31, 2006, $10 million in contributions had been made to other postretirement plans and cash payments of $61 million had been made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $5 million and $4 million for the three months ended March 31, 2006 and 2005, respectively.

6.	Depreciation, Depletion and Amortization

Due to the potential sale of a small wholly owned German subsidiary of USSK, an impairment review was completed in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, a charge of $5 million was recorded in depreciation, depletion and amortization on the statement of operations.

U. S. Steel records depreciation on a modified straight-line method for domestic steel-related assets based upon raw steel production levels. Applying modification factors decreased expenses by $8 million and $4 million for the first quarter of 2006 and 2005, respectively.

Accumulated depreciation and depletion totaled $7,375 million and $7,301 million at March 31, 2006 and December 31, 2005, respectively.

7.	Net Interest and Other Financial Costs

Net interest and other financial costs include foreign currency gains and losses which, through December 31, 2005, included amounts related to the remeasurement of USSK’s and USSB’s net monetary assets into the U.S. dollar, which was the functional currency for both until December 31, 2005. As of January 1, 2006, the functional currency for USSK and USSB was changed from the U.S. dollar to the euro primarily because of significant changes in economic facts and circumstances as a result of Slovakia’s entry into the European Union (EU) and the subsequent entry of the Slovak koruna into the Exchange Rate Mechanism II in preparation for Slovakia’s adoption of the euro. Other factors that contributed to this change are the evolution of USSE into an autonomous business segment, the settlement of its U.S. dollar denominated debt and the establishment of euro-based debt facilities. This change in functional currency has been applied on a prospective basis and resulted in a credit to the foreign currency translation adjustment in other comprehensive income of $108 million at the date of change. After January 1, 2006, assets and liabilities of these entities are translated from euros to U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are recorded in the accumulated other comprehensive loss component of stockholders’ equity. During the first quarter of 2006, net foreign currency gains of $1 million were recorded in net interest and other financial costs, compared with net losses of $30 million in the first quarter of 2005.

Net interest and other financial costs for the first quarter 2005 included a favorable effect of $25 million related to the Gary Works property tax settlement. See Note 8 for further discussion.

8.	Income Taxes

Provision for taxes

The income tax provision in the first three months of 2006 reflects an estimated annual effective tax rate of 25 percent. This provision is based on an estimated annual effective rate, which requires management to make its best estimate of annual forecast pretax income for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2006 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2006 could be materially different from the forecast annual tax provision as of the end of the first quarter.

Taxes on foreign income

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the five years following the year in which the tax credit is claimed. See Note 16 for a discussion of the capital improvement program commitments to the Slovak government. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. In connection with Slovakia joining the EU, the total tax credit granted to USSK for the period 2000 through 2009 was agreed to be limited to $430 million. The Slovak government has confirmed that USSK has complied with the tax credit requirements for 2000, and management believes that USSK has also fulfilled all of the necessary conditions for claiming the tax credit for 2001 through 2005. As a result of claiming tax credits of 100 percent of USSK’s tax liability and management’s intent to reinvest earnings in foreign operations, virtually no current income tax provision was recorded for USSK income for the years 2001 through 2004. During 2005 and in the first quarter of 2006, a current income tax provision was recorded for USSK because the tax credit is limited to 50 percent of the statutory rate.

Gary property tax settlement

U. S. Steel closed a personal property settlement agreement with the city of Gary, Lake County, and the state of Indiana in the first quarter of 2005. As a result, previous accruals of disputed amounts were reversed which reduced cost of sales by $70 million and reduced interest and other financial costs by $25 million. The income tax provision for the first quarter of 2005 includes a charge of $37 million related to the $95 million pre-tax gain from the settlement.

Status of IRS examinations

In connection with the separation of U. S. Steel from Marathon Oil Corporation (Marathon) on December 31, 2001, U. S. Steel and Marathon entered into a tax sharing agreement that provides for payments between U. S. Steel and Marathon for certain tax adjustments which may be made after the separation. The 1998-2001 IRS audit of the Marathon consolidated tax returns is currently in the appeals phase and is expected to conclude by the fourth quarter of 2006. The 2002-2003 IRS audit of U. S. Steel’s tax returns is currently in the examination phase and is expected to conclude by the second quarter of 2006. At the conclusion of the examination phase, the Company will determine which issues, if any, will be appealed. U. S. Steel believes it has made adequate provision for income taxes and interest which may become payable for years not settled.

Deferred taxes

As of March 31, 2006, the net domestic deferred tax asset was $456 million compared to $472 million at December 31, 2005. Based on factors such as the length of time over which the deduction for employee benefit liabilities will be claimed on tax returns, the current law provisions which permit loss carryforwards for an extended period, and U. S. Steel’s demonstrated ability to utilize the entire amount of tax deductions and tax attributes over previous business cycles, management fully expects to realize tax benefits for the entire amount of these recorded tax assets.

As of March 31, 2006, the amount of net foreign deferred tax assets recorded was $17 million, net of an established valuation allowance of $86 million. As of December 31, 2005, the amount of net foreign deferred tax assets recorded was $14 million, net of an established valuation allowance of $81 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Slovak koruna and Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to the cumulative losses experienced since the acquisition of USSB. As USSB generates sufficient income, the valuation allowance of $62 million for Serbian taxes could be partially or fully reversed at such time that it is more likely than not that the related deferred tax asset will be realized.

9.	Income Per Common Share, Common and Preferred Shares

Income per common share

Basic net income per common share was calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options and restricted stock and the conversion of preferred stock, provided in each case the effect is dilutive. For the first quarter ended March 31, 2006 and 2005, 16,750,640 shares and 16,660,590 shares of common stock, respectively, related to the conversion of preferred stock, employee options, and restricted stock have been included in the computation of diluted net income because their effect was dilutive. Net income has not been adjusted for preferred stock dividend requirements since their conversion is assumed.

Common Stock Repurchase Program

In July 2005, U. S. Steel announced its Common Stock Repurchase Program that allowed for the repurchase of up to eight million shares of its common stock from time to time in the open market or privately negotiated transactions. During 2005, U. S. Steel repurchased 5,820,000 shares of common stock for $254 million under this program. On January 31, 2006, this program was replenished allowing for the repurchase of up to eight million shares of U. S. Steel common stock from time to time in the open market or privately negotiated transactions. No shares of common stock were repurchased during the first quarter of 2006.

Preferred share conversion

The Series B Preferred shares will mandatorily convert into shares of U. S. Steel common stock on June 15, 2006. Based upon the average closing price for U. S. Steel’s common stock over a prescribed period before the conversion, the number of common shares that will be issued in exchange for the 5 million shares of Series B Preferred ranges from approximately 16.0 million to 19.2 million. A total of 19.2 million authorized but unissued common shares have been reserved for the conversion. As long as the average closing price of U. S. Steel’s common stock over the prescribed period is equal to or greater than $15.66 per share, the conversion rate will be 3.1928 common shares for each Series B Preferred share.

Dividends paid per share

On April 25, 2006, U. S. Steel announced an increase in the quarterly common stock dividend rate to 15 cents per share. The dividend rate for the first quarter 2006 and 2005 was 10 cents per share and 8 cents per share, respectively.

10.	Inventories

Inventories are carried at the lower of cost or market. The first-in, first-out method is the method of inventory costing for USSE. The last-in, first-out (LIFO) method is the predominant method of inventory costing for domestic inventories. At March 31, 2006 and December 31, 2005, the LIFO method accounted for 72 percent and 71 percent of total inventory values, respectively.

(In millions)	March 31, 2006	December 31, 2005
Raw materials	$397	$428
Semi-finished products	614	568
Finished products	398	391
Supplies and sundry items	74	79

Total	$1,483	$1,466

Current acquisition costs were estimated to exceed the above inventory values by $770 million at March 31, 2006 and by $680 million at December 31, 2005. Cost of sales was reduced by $7 million and $61 million in the first three months of 2006 and 2005, respectively, as a result of liquidations of LIFO inventories.

Supplies and sundry items inventory in the table above includes $53 million and $50 million of land held for residential/commercial development as of March 31, 2006 and December 31, 2005, respectively.

U. S. Steel has a coke swap agreement with another steel manufacturer designed to provide logistical efficiencies for the supply of coke to our operating locations. The coke swaps are recorded at cost in accordance with APB 29, “Accounting for Nonmonetary Transactions” and FAS No. 153, “Exchanges of Nonmonetary Assets.” U. S. Steel shipped approximately 117,000 tons and received approximately 116,000 tons of coke under the swap agreement during the first quarter of 2006. U. S. Steel shipped approximately 310,000 tons and received approximately 315,000 tons of coke under the swap agreement during the year ended December 31, 2005. There was no income statement impact related to these swaps.

11.	Debt

(In millions)	Interest Rates %	Maturity	Mar. 31, 2006	Dec. 31, 2005
Senior Notes	9 3/4	2010	$378	$378
Senior Notes	10 3/4	2008	348	348
Senior Quarterly Income Debt Securities	10	2031	49	49
Environmental Revenue Bonds	4 3/4 - 6 7/8	2009 – 2033	470	470
Inventory Facility		2009	-	-
Fairfield Caster Lease		2006 – 2012	66	66
Other capital leases and all other obligations		2006 – 2014	67	71
USSK credit facilities	Variable	2006	157	231
USSB credit facility		2008	-	-

Total			1,535	1,613
Less unamortized discount			1	1
Less short-term debt and long-term debt due within one year			175	249

Long-term debt, less unamortized discount			$1,359	$1,363

At March 31, 2006, in the event of a change in control of U. S. Steel, debt obligations totaling $775 million may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $77 million or provide a letter of credit to secure the remaining obligation.

In the event of the bankruptcy of Marathon, $550 million related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at Clairton Works may be declared immediately due and payable.

U. S. Steel was in compliance with all of its debt covenants at March 31, 2006.

12.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	March 31, 2006	December 31, 2005
Balance at beginning of year	$27	$28
Additional obligations incurred	-	1
Foreign currency translation effects	1	(5)
Accretion expense	1	3

Balance at end of period	$29	$27

Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate their fair value.

13.	Variable Interest Entities

Clairton 1314B Partnership (1314B Partnership)

U. S. Steel is the sole general partner and there are two unaffiliated limited partners of the 1314B Partnership, which owns two of the twelve coke batteries at Clairton Works. Because U. S. Steel is the primary beneficiary of this entity, U. S. Steel is required to consolidate this partnership in its financial results. U. S. Steel is responsible for purchasing, operations and sales of coke and coke by-products. U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for credits under Section 29 (now Section 45K) of the Internal Revenue Code. Furthermore, U. S. Steel, under certain circumstances, has indemnified the 1314B Partnership for environmental obligations. See Note 16 for further discussion of commitments related to the 1314B Partnership.

Blackbird Acquisition Inc.

In accordance with FIN 46R, U. S. Steel consolidates Blackbird Acquisition Inc., (Blackbird), an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird. At March 31, 2006 and December 31, 2005, there were no property, plant and equipment balances consolidated through Blackbird.

U. S. Steel Receivables, LLC

U. S. Steel has a Receivable Purchase Agreement to sell a revolving interest in eligible trade receivables generated by U. S. Steel through a commercial paper conduit program. Qualifying accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned consolidated special purpose entity. USSR can then sell interests in the receivables to certain conduits. During the three months ended March 31, 2006 and 2005, no revolving interest in accounts receivable were sold to or repurchased from conduits. As of March 31, 2006, $500 million was available under this facility. This facility expires on November 28, 2006.

14.	Comprehensive Income

The following table reflects comprehensive income for the three months ended March 31, 2006 and 2005.

(In millions)	2006	Adjusted (Note 1) 2005
Net income	$256	$459
Changes in foreign currency translation adjustments, net of tax	135	-

Comprehensive income	$391	$459

The change in functional currency for USSK and USSB from the U.S. dollar to the euro resulted in a credit to foreign currency translation adjustments of $108 million on January 1, 2006. See further discussion in Note 7.

15.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, raw materials, coke-by products, transportation services and fees for providing various management and other support services to equity investees and other related parties. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $207 million and $265 million for the quarters ended March 31, 2006 and 2005, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties. Receivables from related parties also include interest receivable related to tax settlements with Marathon amounting to $12 million and $11 million at March 31, 2006 and December 31, 2005, respectively. These amounts will be settled after conclusion of the audit of Marathon’s consolidated federal tax returns for the years 1998 through 2001, as agreed to when Marathon and U. S. Steel separated on December 31, 2001.

Long-term receivables from related parties at March 31, 2006 and December 31, 2005, reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans. These amounts will be paid by Marathon as participants retire.

Purchases of outside processing services from equity investees amounted to $243 million and $242 million for the quarter ended March 31, 2006 and March 31, 2005, respectively. Purchases of energy related products from another related party amounted to $2 million and $8 million for the quarter ended March 31, 2006 and 2005, respectively.

Accounts payable to related parties includes balances due to PRO-TEC Coating Company (PRO-TEC) of $71 million and $47 million at March 31, 2006 and December 31, 2005, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to equity investees totaled $2 million and $1 million at March 31, 2006 and December 31, 2005, respectively.

16.	Contingencies and Commitments

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

Asbestos matters – U. S. Steel is a defendant in approximately 480 active cases involving approximately 6,400 plaintiffs. At December 31, 2005, U. S. Steel was a defendant in active cases involving approximately 8,400 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred defendants). More than 6,000, or approximately 94 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, we believe that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

These claims against U. S. Steel fall into three major groups: (1) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel; (2) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); and (3) claims made by industrial workers allegedly exposed to products formerly manufactured by U. S. Steel. While U. S. Steel has excess casualty insurance, these policies have multi-million dollar self-insured retentions. To date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims.

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

The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because it believes it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. Among the reasons that U. S. Steel cannot reasonably estimate the number and nature of claims against it is that the vast majority of pending claims against it allege so-called “premises” liability-based exposure on U. S. Steel’s current or former premises. These claims are made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers.

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 14 years that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals.

Environmental matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities totaled $146 million at March 31, 2006, of which $26 million was classified as current, and $145 million at December 31, 2005, of which $26 million was classified as current. Expenses related to remediation are recorded in cost of sales. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the sum of expenditures to date and accrued liabilities by amounts that could range from insignificant to substantial.

As of March 31, 2006, a total of $52 million is accrued for legal and administrative costs; for post-closure costs for various landfills; for two National Resource Damages (NRD) claims at Gary Works; and for the completion of projects for the Grand Calumet River dredging and the related Corrective Action Management Unit (CAMU.) The legal and administrative cost accruals are based on annual legal and administrative cost projections and do not change significantly from year to year. The post closure care costs are fixed based on permitted amounts. The NRD claims are settled and payment schedules are determined. The Grand Calumet River dredging and the related CAMU project are essentially complete, except for currently accrued liabilities for costs associated with additional dredging. U. S. Steel expects no additional significant accruals for the dredging project.

There are three environmental remediation sites where it is reasonably possible that additional costs could have a material effect. These sites are RCRA Corrective Action Programs, which require the investigation and possible remediation of soils and ground water, for Gary Works and Fairfield Works; and the Municipal Industrial & Disposal Co. Superfund site in Elizabeth, PA. At March 31, 2006, accrued liabilities for these sites totaled $16 million associated with the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future agency demands regarding existing work at these sites may prove insignificant or could range in the aggregate up to 100 percent of the accrued liabilities. Reasonably possible additional costs for completion of remediation at these sites cannot be estimated but could be material.

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including for the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the site, has commenced the development of work plans that are necessary to begin field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel estimates its share of the remaining costs of remediation to be $25 million.

Of the remaining accrued liabilities, there are only six sites for which the accrual exceeds $1 million. The largest of these amounts is $14 million for closure costs for three hazardous waste sites at Gary Works. A Closure Permit application has been submitted for these three hazardous waste sites, and there has been no meaningful agency action on the application since it was submitted. The remaining five sites in this category total $16 million and have progressed through a significant portion of the design phase. Significant additional costs in excess of the accrued amounts are not expected.

The remaining forty-nine sites each have accrued liabilities of less than $1 million, with thirty-nine of these sites having liabilities of less than $500,000. We do not forsee significant additional liabilities for any of these sites.

For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2006 and 2005 such capital expenditures totaled $24 million and $28 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

While the United States has not ratified the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC), in order to provide EU member states a mechanism for fulfilling their Kyoto commitments, has established its own CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan for Slovakia that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Slovak Ministry of the Environment (Ministry) imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. In addition, USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. However, the actual shortfall of allowances for the initial allocation period (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted at this time. Based on the fair value of the anticipated shortfall of allowances related to production through March 31, 2006, a long-term other liability of $7 million has been charged to income and recorded on the balance sheet. At December 31, 2005, the long-term liability was $4 million. Domestically, while ratification of the Kyoto Protocol does not seem likely in the near term, there remains the possibility that the U.S. Environmental Protection Agency may impose limitations on greenhouse gases. The impact on U. S. Steel’s domestic operations cannot be estimated.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities cases (included in the $146 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $10 million at March 31, 2006. In the event that any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of March 31, 2006, the largest guarantee for a single such entity was $7 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. Liabilities amounting to $2 million have been recorded for these guarantees.

Contingencies related to separation from Marathon – In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $42 million as of March 31, 2006 may be declared immediately due and payable.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $29 million at March 31, 2006). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

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

1314B Partnership – See description of the partnership in Note 13. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for the credit under Section 29 (now Section 45K) of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at March 31, 2006, including interest and tax gross-up, is approximately $660 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $131 million and $133 million as of March 31, 2006 and December 31, 2005, respectively, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At March 31, 2006, U. S. Steel’s domestic contract commitments to acquire property, plant and equipment totaled $70 million.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitment under this capital improvements program as of March 31, 2006 was $14 million.

USSB, acquired on September 12, 2003, has the following commitments with the Serbian government: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of the approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in USSB to any third party without government consent for a period of five years. As of March 31, 2006, $1 million remained under the spending commitment with the Serbian government.

As of March 31, 2006, under agreements with an unaffiliated third party, U. S. Steel has a remaining commitment to provide work that will generate $30 million of gross profit to the third party through March 31, 2015.

U. S. Steel is party to a take-or-pay arrangement that expires in 2008. Under this arrangement, U. S. Steel is required to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $62 million as of March 31, 2006, which declines over the duration of the agreement, may be required.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005. References in this Quarterly Report on Form 10-Q to “U. S. Steel”, “the Company”, “we”, “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context.

RESULTS OF OPERATIONS

Net sales for the first quarters of 2006 and 2005 are set forth in the following table:

(Dollars in millions, excluding intersegment sales)	First Quarter Ended March 31,		% Change
	2006	2005
Flat-rolled	$2,326	$2,444	-5%
USSE	854	927	-8%
Tubular	485	357	36%

Total sales from reportable segments	3,665	3,728	-2%
Other Businesses	63	59	7%

Net sales	$3,728	$3,787	-2%

Management’s analysis of the percentage change in net sales for our reportable business segments for the first quarter ended March 31, 2006 versus the first quarter ended March 31, 2005 is set forth in the following table:

First Quarter Ended March 31, 2006 versus First Quarter Ended March 31, 2005

	Steel Products (a)				Coke & Other	Net Change
	Volume	Price	Mix	FX (b)
Flat-rolled	0%	-6%	1%	0%	0%	-5%
USSE	16%	-12%	-2%	-9%	-1%	-8%
Tubular	5%	30%	1%	0%	0%	36%
(a)	Excludes intersegment sales
(b)	Foreign currency exchange effects

Net sales were $3,728 million in the first quarter of 2006, compared with $3,787 million in the same quarter last year. The 5 percent decrease in sales for the Flat-rolled segment primarily reflected lower average prices for Flat-rolled steel products, which were $34 per ton below the first quarter of 2005. The 8 percent decrease in sales for the European segment was primarily due to lower average steel prices and unfavorable foreign currency exchange rate effects, partially offset by increased shipment volumes. Including the foreign exchange effects, average prices decreased by $140 per ton. The significant increase in sales for the Tubular segment resulted mainly from higher average prices, which increased $341 per ton from the same quarter last year.

Operating expenses

Total operating expenses as a percent of sales were 90 percent in the first quarter of 2006, compared to 83 percent in the first quarter of 2005 primarily due to lower selling prices for flat-rolled steel and higher unit production costs, which resulted mainly from increased costs for planned outages and energy at our domestic operations, partially offset by lower raw material costs at our European operations.

Profit-based union payments

Results for the first quarters of 2006 and 2005 included costs related to three profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the United Steelworkers of America (USWA), and to payments pursuant to agreements with other domestic unions.

	First Quarter Ended March 31, (a)		% Change
(Dollars in millions)	2006	2005
Allocated to segment results	$46	$54	-15%
Retiree benefit expenses	27	41	-34%

Total	$73	$95	-23%
(a)	Included in cost of sales on the statement of operations and excludes costs related to item 2 below

Payment amounts per the agreement with the USWA are calculated as percentages of consolidated income from operations after special items (as defined in the agreement) and are: (1) to be contributed to the National Benefit Trust, the purpose of which (when established) is to assist National retirees with healthcare costs, based on between 6 percent and 7.5 percent of profit; (2) to be used to offset a portion of future medical insurance premiums to be paid by U. S. Steel retirees based on 5 percent of profit above $15 per ton; and (3) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. At the end of 2004 and 2005, assumptions for the second calculation above were included in the calculation of retiree medical liabilities, and costs for this item are calculated and recorded through the income statement in the same manner as other retiree medical expenses.

Pension and other postretirement benefits (OPEB) costs

Defined benefit and multiemployer plan pension costs totaled $47 million in the first quarter of 2006, compared to $64 million in the first quarter of 2005. The decrease mainly reflected a reduced prior service cost amortization associated to 1991 pension improvements that are now fully amortized and a reduced interest component reflecting lower liabilities caused by normal maturation of the plan. Costs related to defined contribution plans totaled $5 million in the first quarter of 2006, compared to $4 million in the same period in 2005.

OPEB costs, including multiemployer plans, totaled $28 million in the first quarter of 2006, compared to $27 million in the corresponding period of 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses were $158 million in the first quarter of 2006, compared to $157 million in the first quarter of 2005.

Income from operations for the first quarters of 2006 and 2005 is set forth in the following table:

	First Quarter Ended March 31,		% Change
(Dollars in millions)	2006	2005
Flat-rolled	$127	$335	-62%
USSE	125	220 (a)	-43%
Tubular	177	122	45%

Total income from reportable segments	429	677	-37%
Other Businesses	-	(17)

Segment income from operations	429	660	-35%
Retiree benefit expenses	(55)	(83)	-34%
Other items not allocated to segments:
Asset impairment charge	(5)	-
Property tax settlement gain	-	70
Stock appreciation rights	-	1

Total income from operations	$369	$648	-43%
(a)	As a result of the change from the LIFO to FIFO method of inventory accounting at USSK (see further information in Note 1 to Financial Statements), USSE income from operations for the quarter ended March 31, 2005 increased from $212 million to $220 million.

Segment results for Flat-rolled

	First Quarter Ended March 31,		% Change
	2006	2005
Income from operations ($ millions)	$127	$335	-62%
Raw steel production (mnt)	4,141	4,303	-4%
Capability utilization	86.6%	90.0%	-4%
Steel shipments (mnt)	3,529	3,535	0%
Average realized steel price per ton	$616	$650	-5%

The decline in Flat-rolled segment income in the first quarter of 2006 compared to the first quarter last year was primarily due to lower average prices for flat-rolled steel products and higher costs for planned outages, energy and raw materials. These were partially offset by higher transfer prices for steel rounds supplied to Tubular and lower accruals for profit-based payments.

Segment results for USSE

	First Quarter Ended March 31,			% Change
	2006	2005
Income from operations ($ millions)	$125	$220	(a)	-43%
Raw steel production (mnt)	1,753	1,548		13%
Capability utilization	95.7%	84.6%		13%
Steel shipments (mnt)	1,508	1,290		17%
Average realized steel price per ton	$544	$684		-20%
(a)	As a result of the change from the LIFO to FIFO method of inventory accounting at USSK (see further information in Note 1 to Financial Statements), USSE income from operations for the quarter ended March 31, 2005 increased from $212 million to $220 million.

The decrease in USSE’s first quarter 2006 segment income compared to the same quarter last year mainly reflected lower average prices, partially offset by reduced raw material costs and higher shipment volumes.

Segment results for Tubular

	First Quarter Ended March 31,		% Change
	2006	2005
Income from operations ($ millions)	$177	$122	45%
Steel shipments (mnt)	319	303	5%
Average realized steel price per ton	$1,506	$1,165	29%

The substantial improvement in Tubular’s first quarter 2006 segment income compared to the first quarter of 2005 mainly resulted from higher average realized prices, partially offset by higher costs for steel rounds.

Results for Other Businesses

Other Businesses generated breakeven results in the first quarter of 2006, compared to a loss of $17 million in the first quarter of 2005. The improvement primarily reflected better results from iron ore operations.

Items not allocated to segments

Due to the potential sale of a small wholly owned German subsidiary of U. S. Steel Kosice (USSK), an impairment review was completed in accordance with Statement of Accounting Financial Standards (FAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and, as a result, an asset impairment charge of $5 million was recorded in depreciation, depletion and amortization on the statement of operations during the first quarter of 2006.

Property tax settlement gain of $70 million in the first quarter of 2005 resulted from a personal property tax settlement with the City of Gary, Lake County and the State of Indiana (Gary property tax settlement) and reflected the reversal of accruals in excess of the settlement amount of $44 million.

Stock appreciation rights resulted in a credit to compensation expense of $1 million in the first quarter of 2005. These stock appreciation rights were issued from 1995 through 2003 and allow the holders to receive cash and/or common stock equal to the excess of the fair market value of the common stock over the exercise price.

Net interest and other financial costs

	First Quarter Ended March 31,			% Change
(Dollars in millions)	2006	2005
Net interest and other financial costs	$17	$20		-15%
Foreign currency (gains) losses	(1)	30	(a)
Adjustment from Gary property tax settlement	-	(25)

Total net interest and other financial costs	$16	$25		-36%
(a)	As a result of the change from the LIFO to FIFO method of inventory accounting at USSK (see further information in Note 1 to Financial Statements), the foreign currency loss for the quarter ended March 31, 2005 increased from $27 million to $30 million.

Net interest and other financial costs in the first quarter of 2005 included a favorable adjustment of $25 million related to the Gary property tax settlement. Excluding this item, net interest and other financial costs decreased by $34 million from the same quarter last year. The decrease was primarily due to favorable changes in foreign currency effects.

Net interest and other financial costs include foreign currency gains and losses which, through December 31, 2005, included amounts related to the remeasurement of USSK’s and U. S. Steel Balkan’s (USSB’s) net monetary assets into the U.S. dollar, which was the functional currency for both until December 31, 2005. As of January 1, 2006, the functional currency for USSK and USSB was changed from the U.S. dollar to the euro primarily because of significant changes in economic facts and circumstances as a result of Slovakia’s entry into the European Union (EU) and the subsequent entry of the Slovak koruna into the Exchange Rate Mechanism II in preparation for Slovakia’s adoption of the euro. Other factors that contributed to this change are the evolution of USSE into an autonomous business segment, the settlement of its U.S. dollar denominated debt and the establishment of euro-based debt facilities. This change in functional currency has been applied on a prospective basis and resulted in a credit to the foreign currency translation adjustment in other comprehensive income of $108 million at the date of change. After January 1, 2006, assets and liabilities of these entities are translated from euros to U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are recorded in the accumulated other comprehensive loss component of stockholders’ equity. During the first quarter of 2006, net foreign currency gains of $1 million were recorded, compared with net losses of $30 million in the first quarter of 2005.

Interest expense, excluding foreign currency effects and interest income on cash balances, is expected to be approximately $130 million in 2006.

The provision for income taxes in the first quarter of 2006 was $90 million, compared with $156 million in the first quarter of 2005. The provision in the first quarter of 2005 included a $37 million charge resulting from the $95 million pre-tax gain from the Gary property tax settlement, $70 million of which was included in cost of sales and $25 million of which was included in net interest and other financial costs. Excluding these effects, the estimated annual effective tax rate of 25 percent for 2006 increased from 23 percent as of the end of the first quarter of 2005 on the expectation of higher domestic income relative to overall income.

As of March 31, 2006, U. S. Steel had net U.S. federal and state deferred tax assets of $392 million and $64 million, respectively. At March 31, 2006, the amount of net foreign deferred tax assets recorded was $17 million, net of an established valuation allowance of $86 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Slovak koruna and

Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to cumulative losses experienced since the acquisition of USSB. If USSB generates sufficient income, the valuation allowance of $62 million for Serbian tax assets could be partially or fully reversed at such time that it is more likely than not that the related deferred tax assets will be realized. Management will continue to monitor and assess taxable income, deferred tax assets and tax planning strategies to determine the need for, and the appropriate amount of, any valuation allowance.

For further information on income taxes see Note 8 to Financial Statements.

U. S. Steel’s net income was $256 million in the first quarter of 2006, compared to $459 million in the first quarter of 2005. The change primarily reflected the factors discussed above.

BALANCE SHEET

Receivables increased by $220 million from year-end 2005 mainly as a result of increased shipment volumes as compared to the fourth quarter of 2005.

Payroll and benefits payable includes $236 million to be paid to the National Benefit Trust (NBT) after it is established. The accrual for the NBT increased by $27 million during the first quarter of 2006. See “Profit-based union payments.”

Short-term debt and current maturities of long-term debt decreased by $74 million, which primarily reflected partial repayment of amounts drawn against USSK’s credit facilities.

The accumulated other comprehensive loss decreased by $135 million primarily as a result of the translation adjustments resulting from the change in the functional currency in Slovakia and Serbia as discussed above.

CASH FLOW

Net cash provided from operating activities of $228 million for the first quarter of 2006 was more than adequate to cover net investing expenditures and fell slightly short of covering net financing outlays, which included debt repayment of $83 million. Cash from operating activities of $296 in the first quarter of 2005 was more than adequate to cover investing and financing outlays.

Capital expenditures in the first quarter of 2006 were $127 million, compared with $122 million in the same period in 2005. Domestic expenditures were $83 million and included spending for the completion of the rebuild of our largest blast furnace at Gary Works and for improvements to cokemaking facilities at Granite City Works. European expenditures of $44 million included spending at USSK for a new automotive galvanizing line.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at March 31, 2006, totaled $70 million.

USSK has a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. The remaining commitment under this capital improvements program as of March 31, 2006, was $14 million. In addition, USSB has a commitment to the Serbian government that requires it to spend up to $157 million during the first five years for working capital; the repair, rehabilitation, improvement, modification and upgrade of facilities; and community support and economic development. As of March 31, 2006, the remaining spending commitment with the Serbian government was $1 million.

Capital expenditures for 2006 are expected to be approximately $650 million, including approximately $420 million for domestic facilities and approximately $230 million for European facilities. Capital expenditures for our European facilities may be higher or lower depending on exchange rates.

Repayment of debt in the first quarter of 2006 primarily reflected partial repayment of amounts drawn against USSK’s credit facilities.

Dividends paid in the first quarter of 2006 were $15 million, compared with $13 million in the same period in 2005. Payments in the first quarters of 2006 and 2005 reflected quarterly dividend rates of ten cents and eight cents per common share, respectively. Dividends paid in the first quarters of 2006 and 2005 also reflected a quarterly dividend of $0.875 per share for our Series B Preferred shares. The quarterly dividend rate per common share was increased to 15 cents effective with the June 2006 payment.

For discussion of restrictions on future dividend payments, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

U. S. Steel has a $500 million Receivables Purchase Agreement (RPA) with financial institutions that expires in November 2006. For further information regarding the RPA, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

U. S. Steel also has a revolving credit facility that provides for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the RPA. The Inventory Facility, which expires in October 2009, contains restrictive covenants, many of which apply only when average availability under the facility is less than $100 million, including a fixed charge coverage ratio test. In addition, lenders may terminate their commitments and declare any amounts outstanding payable upon a change in control of U. S. Steel. For further information regarding the Inventory Facility, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006, U. S. Steel had in excess of $600 million of eligible inventory under the Inventory Facility, and utilized $6 million for letters of credit, reducing availability to $594 million.

At March 31, 2006, USSK had no borrowings against its $40 million and $20 million credit facilities, but had $4 million of customs guarantees outstanding, reducing availability to $56 million. Both facilities expire in December 2006.

In December 2005, USSK entered into a new EUR 195 million one-year revolving credit facility. During the first quarter of 2006, USSK gave notice to reduce the facility availability to EUR 130 million (which approximated $157 million), the amount outstanding at March 31, 2006. We anticipate that these borrowings will be repaid before the end of 2006 with funds generated from USSK’s cash flow. The foregoing statement of belief is a forward-looking statement. A prediction as to USSK’s cash flow is subject to uncertainties with respect to (among other things) the market for USSK’s products and USSK’s operating expenses, and actual results could differ materially from those expressed in this forward-looking statement.

At March 31, 2006, USSB had no borrowings against its EUR 25 million facility (which approximated $30 million), which is secured by its inventory of finished and semi-finished goods and expires September 28, 2008.

At March 31, 2006, U. S. Steel had $348 million outstanding under its 10 3/4% senior notes due August 1, 2008, and $378 million outstanding under its 9 3/4% senior notes due May 15, 2010. These senior notes impose limitations on our ability to make restricted payments. For a discussion of restricted payments and the conditions that we must meet in order to make restricted payments, as well as other significant restrictions imposed on us by the senior notes, see the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006, we met those requirements and had approximately $1.65 billion of availability to make restricted payments.

If the senior note covenants are breached or if we fail to make payments under its material debt obligations or the RPA, certain creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral. This may also cause a termination event to occur under the RPA and a default under the senior notes. Additional indebtedness that we may incur in the future may also contain similar covenants, as well as other restrictive provisions. Cross-default and cross-acceleration clauses in the RPA, the Inventory Facility, the senior notes and any future additional indebtedness could have an adverse effect upon our financial position and liquidity.

We were in compliance with all of our debt covenants at March 31, 2006.

We have used surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. We have replaced some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. We have committed $111 million of liquidity sources for financial assurance purposes as of March 31, 2006, a decrease of $3 million during the first quarter of 2006, and expect no material changes during the remainder of 2006.

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $550 million relating to Environmental Revenue Bonds and two capital leases, as well as $42 million relating to certain operating leases, may be declared immediately due and payable.

As of March 31, 2006, we have accrued $236 million in payroll and benefits payable, which will be paid to the National Benefit Trust after it is established. See “Profit-based union payments.”

The following table summarizes our liquidity as of March 31, 2006:

(Dollars in millions)

Cash and cash equivalents (a)	$1,446
Amount available under Receivables Purchase Agreement	500
Amount available under Inventory Facility	594
Amount available under USSK credit facilities	56
Amount available under USSB credit facilities	30

Total estimated liquidity	$2,626

(a)	Excludes $25 million of cash related to the Clairton 1314B Partnership because it is not available for U. S. Steel’s use.

Our liquidity was virtually unchanged from December 31, 2005.

Congress is currently considering comprehensive pension funding reform legislation. There are many fundamental differences between the various versions of this legislation, although all involve new funding criteria and increased insurance premiums payable by plan sponsors, such as U. S. Steel, to the Pension Benefit Guaranty Corporation. While voluntary contributions could mitigate the impact of such legislation, if adopted, it could have a material impact on our cash flows. It is unclear whether any legislation will be adopted and any final legislation may be substantially different than the versions currently before the two Houses.

U. S. Steel management believes that our liquidity will be adequate to satisfy its obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for our business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources. This opinion is a forward-looking statement based upon currently available information. To the extent that operating cash flow is materially lower than current levels or external financing sources are not available on terms competitive with those currently available, including increases in interest rates, future liquidity may be adversely affected.

Off-balance Sheet Arrangements

We did not enter into any new off-balance sheet arrangements during the first quarter of 2006.

ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to domestic mini-mills, some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to its prior disposal of environmentally sensitive materials. Domestic integrated facilities that have emerged from bankruptcy proceedings, mini-mills and other competitors generally do not have similar liabilities.

USSK is subject to the laws of Slovakia and the European Union (EU). The environmental requirements of Slovakia and the EU are comparable to domestic environmental standards. There are no legal proceedings pending against USSK involving environmental matters. USSK has entered into an agreement with the Slovak government to bring its facilities into environmental compliance in order to meet environmental standards as established from time to time by Slovak law. One current compliance project is a dedusting system for Steel Shop No. 2 to meet air emission standards for particulates. These standards are applicable January 1, 2007 and USSK is attempting to complete the project by this deadline; however, project completion is currently anticipated for the second quarter of 2007. Failure to meet the applicable deadline could result in the imposition of corrective measures by the Slovak Ministry of Environment (Ministry).

While the United States has not ratified the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC), in order to provide EU member states a mechanism for fulfilling their Kyoto commitments, has established its own CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan for Slovakia that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Ministry imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. In addition, USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. However, the actual shortfall of allowances for the initial allocation period (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted at this time. Based on the fair value of the anticipated shortfall of allowances related to production through March 2006, a long-term other liability of $7 million has been charged to income and recorded on the balance sheet. Domestically, while ratification of the Kyoto Protocol does not seem likely in the near term, there remains the possibility that the U.S. Environmental Protection Agency may impose limitations on greenhouse gases. The impact on our domestic operations cannot be estimated.

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

U. S. Steel has been notified that it is a potentially responsible party (PRP) at 17 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of March 31, 2006. In addition, there are 15 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 42 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 16 to Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information - Item 1. Legal Proceedings - Environmental Proceedings.”

During the first quarter of 2006, U. S. Steel accrued $7 million for environmental matters for domestic and foreign facilities. The total accrual for such liabilities at March 31, 2006 was $146 million. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards (FAS) No. 143.

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

OUTLOOK

We are expecting strong results in the second quarter of 2006 as demand in key markets remains firm and our people and facilities are performing well.

We expect second quarter Flat-rolled results to improve from the first quarter as shipment volumes continue to increase and average prices and costs remain comparable to first quarter levels.

For U. S. Steel Europe (USSE), we expect improvements in second quarter shipments to be partially offset by higher costs, while average prices should be comparable to first quarter levels.

Second quarter 2006 shipments and prices for Tubular are expected to be lower than first quarter levels as shipments and product mix will be negatively affected by maintenance outages at our two largest facilities that produce our highest margin seamless products. These outages are planned to last approximately two weeks.

Second quarter 2006 results for Other Businesses should improve from the first quarter as a result of normal seasonal effects at iron ore operations in Minnesota.

U. S. Steel is currently negotiating the sale of a small wholly owned German subsidiary. If this sale is finalized during the second quarter, we expect it to result in a loss on sale of less than $15 million.

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments and prices. Some factors, among others, that could affect market conditions, costs, shipments and prices for both domestic operations and USSE include global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of facility projects; natural gas and electricity prices and usage; raw materials and transportation availability and prices; the impact of fixed prices in energy and raw material contracts (many of which have terms of one year or longer) compared to short-term contract and spot prices of steel products; changes in environmental, tax, pension and other laws; employee strikes; power outages; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Economic conditions and political factors in Europe that may affect USSE’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2005, and in subsequent filings for U. S. Steel.

INTERNATIONAL TRADE

The U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) have completed their five-year “sunset” reviews of existing trade relief pertaining to Seamless Standard, Line and Pressure Pipe (SSLPP). The DOC had found that dumping would be likely to continue or recur if any of these orders is revoked. On April 6, 2006, the ITC concluded these cases with its determinations that injury to the domestic industry would be likely to continue or recur if the orders against large diameter and small diameter product from Japan and small diameter product from Romania were to be discontinued. These orders will therefore remain in effect. The ITC found that revocation of the other orders, pertaining to large diameter product from Mexico and small diameter product from the Czech Republic and South Africa, would not be likely to result in continued or resumed injury to the domestic industry. Those orders will therefore be discontinued.

The DOC and the ITC are currently conducting five year “sunset” reviews of existing trade relief in three other proceedings that include products of interest to U. S. Steel: Tin-Coated and Chromium-Coated Steel Sheet (Tinplate); Welded Pipe and Tube (Welded Pipe) and Corrosion-Resistant Carbon Steel Flat Products (Corrosion- Resistant). In these proceedings, the agencies will determine whether the existing trade relief should remain in effect.

The Tinplate proceeding involves an anti-dumping order put in place in 2000 against product from Japan. The DOC has completed its investigation, finding that dumping would be likely to continue or recur if this order is revoked. The ITC held a hearing on April 27, 2006 and will decide whether injury to the domestic industry would be likely to continue or recur if the order is revoked.

The Welded Pipe proceeding includes anti-dumping orders put in place in 1992 and earlier against product from Brazil, India, South Korea, Mexico, Taiwan, Thailand and Turkey; and a 1986 countervailing duty order against Turkey. The DOC has completed its investigations, finding that dumping would be likely to continue or recur if any of these orders is revoked. The ITC will hold a hearing on May 9, 2006 and thereafter decide whether injury to the domestic industry would be likely to continue or recur if any of the orders is revoked.

The Corrosion-Resistant proceeding involves anti-dumping orders against product from Australia, Canada, France, Germany, Japan and South Korea and countervailing duty orders against product from France and South Korea, all of which were put in place in 1993. The DOC is engaged in its investigations to determine whether dumping would be likely to continue or recur if any of these orders is revoked. The ITC is scheduled to hold its hearing in this matter on October 17, 2006.

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

We will monitor imports closely and file anti-dumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, financial results.

ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect any financial statement implications related to the adoption of this Statement.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (FAS 156). FAS 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. This Statement is effective January 1, 2007. We do not expect any financial statement implications related to the adoption of this Statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK AND RELATED RISK

We had no open derivative commodity instruments as of March 31, 2006. We use commodity-based derivative instruments to manage our market risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase of natural gas and nonferrous metals. Derivative instruments used for trading and other activities have been marked-to-market and the resulting gains or losses recognized in the current period in income from operations. For future periods, we may elect to use hedge accounting for certain transactions, primarily related to natural gas purchases.

INTEREST RATE RISK

We are subject to the effects of interest rate fluctuations on certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in March 31, 2006 interest rates on the fair value of the our non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)	Fair Value	Incremental Increase in Fair Value (b)
Non-Derivative Financial Instruments (a)
Financial assets:
Investments and long-term receivables	$16	$-
Financial liabilities:
Long-term debt (c) (d)	$1,485	$34

(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)	Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at March 31, 2006, on the fair value of our non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of our long-term debt at March 31, 2006.
(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

At March 31, 2006, our portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $34 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only to the extent that we elected to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value.

FOREIGN CURRENCY EXCHANGE RATE RISK

U. S. Steel, primarily through U. S. Steel Europe, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. We have made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At March 31, 2006, we had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $21.8 million) and Slovak koruna (total notional value of approximately $60.5 million). A 10 percent increase in the March 31, 2006 euro forward rates would result in an $8.2 million charge to income.

SAFE HARBOR

These Quantitative and Qualitative Disclosures About Market Risk include forward-looking statements with respect to management’s opinion about risks associated with our use of derivative instruments. These statements are based on certain assumptions with respect to market prices, industry supply and demand for steel products and certain raw materials, and foreign exchange rates. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to our hedging programs may differ materially from those discussed in the forward-looking statements.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2006	2005
INCOME FROM OPERATIONS
Flat-rolled Products	$127	$335
U. S. Steel Europe	125	220 (a)
Tubular	177	122
Other Businesses	-	(17)

Segment Income from Operations	429	660
Retiree benefit expenses	(55)	(83)
Other items not allocated to segments:
Asset impairment charge	(5)	-
Property tax settlement gain	-	70
Stock appreciation rights	-	1

Total Income from Operations	$369	$648

CAPITAL EXPENDITURES
Flat-rolled Products	$69	$59
U. S. Steel Europe	44	49
Tubular	-	3
Other Businesses	14	11

Total	$127	$122

OPERATING STATISTICS
Average realized price: ($/net ton)(b)
Flat-rolled Products	$616	$650
U. S. Steel Europe	544	684
Tubular Products	1,506	1,165
Steel Shipments: (b)(c)
Flat-rolled Products	3,529	3,535
U. S. Steel Europe	1,508	1,290
Tubular Products	319	303
Raw Steel-Production: (c)
Domestic Facilities	4,141	4,303
U. S. Steel Europe	1,753	1,548
Raw Steel-Capability Utilization: (d)
Domestic Facilities	86.6%	90.0%
U. S. Steel Europe	95.7%	84.6%
Domestic iron ore production (c)	5,473	5,382
Domestic coke production (c)(e)	1,490	1,420
(a)	As a result of the change from the LIFO to FIFO method of inventory accounting at USSK (see further information in Note 1 to Financial Statements), USSE income from operations for the quarter ended March 31, 2005 increased from $212 million to $220 million.
(b)	Excludes intersegment transfers.
(c)	Thousands of net tons.
(d)	Based on annual raw steel production capability of 19.4 million net tons for domestic facilities and 7.4 million net tons for U. S. Steel Europe.
(e)	Includes the 1314B Partnership.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, U. S. Steel entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for future ecological monitoring costs, and U. S. Steel was obligated to purchase and restore several parcels of property that have been conveyed to the trustees. As of March 31, 2006, project costs have amounted to $52.7 million. U. S. Steel anticipates doing additional dredging at a cost of $8.4 million. U. S. Steel is presently in discussions with the dredging contractor and continues to work with EPA in an effort to reduce the anticipated cost of this work. In addition to the sediment remediation project, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $1.2 million.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites and one solid waste disposal site located on plant property with total costs estimated to be $19.1 million.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for solid waste management units throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. All remaining Phase I work plans have been approved by EPA and reports of field investigation findings have been submitted to EPA. Two Phase II RFI work plans have been submitted to EPA for approval. Three self-implementing interim measures have been completed. Through March 31, 2006, U. S. Steel has spent approximately $21.4 million for the studies, work plans, field investigations and self-implementing interim measures. The cost to complete the Phase I work and implement the field investigations for the submitted Phase II work plans is estimated to be $1.7 million. U. S. Steel is preparing a proposal to EPA seeking approval to implement Corrective Measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the Corrective Measures for soil contamination to be approximately $3.4 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary.

Clairton

In March 2006, U. S. Steel met with Allegheny County Health Department (ACHD) to discuss entering into a Consent Order to address compliance with the stack opacity limit at the pushing emission control baghouse for B Battery. No penalty amount was discussed but a penalty is anticipated. U. S. Steel had already submitted a compliance plan to ACHD committing to repair of 24 thru-walls. ACHD is looking for more details in the compliance plan.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a solid waste management unit (East Side SWMU) by the Indiana Department of Environmental Management

(IDEM) before U. S. Steel acquired this plant from National Steel Corporation. After its acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a remediation alternative to IDEM recommending an “in-place” closure of the East Side SWMU. The cost to close the East Side SWMU is expected to be $4.1 million.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at its Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $392,000.

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and The U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two Supplemental Environmental Projects (SEPs) at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved and field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. The cost to complete this study is estimated to be $73,000. In addition, U. S. Steel has implemented a final corrective measure for remediation of Upper Opossum Creek and has completed the field work for this final measure. We have accrued $2.9 million to cover the cost of this work. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc. whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $212,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Implementation of the Phase I fieldwork for Ensley commenced in June 2004. The cost to complete this study is approximately $329,000.

Great Lakes Works

Effective February 14, 2005, U. S. Steel entered into a consent order with Michigan Department of Environmental Quality (MDEQ) related to Great Lakes Works that included the installation of a new bag house for B2 Blast Furnace, which has been completed; the installation of baffles at the Quench Tower, which has been completed; projects to reduce emissions from the steel-producing facilities; a civil penalty of $950,000, which has been paid; and a SEP at a cost of $200,000 for river bank improvements. Construction for the riverbank restoration SEP was completed in September 2005. Various construction projects were initiated at the steel-producing facilities to improve emission capture and control. On-site construction activities associated with these projects have been completed in compliance with the consent order schedule.

On January 6, 2006, Great Lakes Works received a proposed administrative consent order (Order) from the MDEQ that alleged violations of NPDES permits at the facility. U. S. Steel is engaged in negotiations with MDEQ to resolve this matter and U. S. Steel has submitted a proposed revised consent order with a proposed penalty of $50,000 to MDEQ. The proposed order identifies certain corrective actions desired by MDEQ to address the alleged violations. Great Lakes Works had previously initiated work on some of these corrective actions and is committed to do others. One of the corrective actions addresses three river basins along the Detroit River and U. S. Steel has undertaken a project to remove historic basin sediments from these areas. As of March 31, 2006, $1.0 million has been spent on the project. Costs to complete the river basin project are estimated to be $1.0 million. Costs to complete the remaining corrective actions are presently not determinable.

Duluth Works

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.1 million for cleanup and agency oversight costs through March 31, 2006. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Current study and oversight costs are estimated at $317,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five-year review recommendations.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel Company’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, has commenced the development of work plans that are necessary to begin field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel estimates its share of the remaining costs of remediation and post-closure care of three hazardous waste impoundments to be $28.6 million.

ASBESTOS LITIGATION

U. S. Steel is a defendant in approximately 480 active cases involving approximately 6,400 plaintiffs. At December 31, 2005, U. S. Steel was a defendant in approximately 500 active cases involving approximately 8,400 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). More than 6,000, or approximately 94 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

In every asbestos case in which U. S. Steel is named as a party, the complaints are filed against numerous named defendants and generally do not contain allegations regarding specific monetary damages sought. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants and in no case is there any allegation of monetary damages against U. S. Steel. Historically, approximately 89 percent of the cases against U. S. Steel did not specify any damage amount or stated that the damages sought exceeded the amount required to establish jurisdiction of the court in which the case was filed. (Jurisdictional amounts generally range from $25,000 to $75,000.) U. S. Steel does not consider the amount of damages alleged, if any, in a complaint to be relevant in assessing its potential exposure to asbestos liabilities. The ultimate outcome of any claim depends upon a myriad of legal and factual issues, including whether the plaintiff can prove actual disease, if any; actual exposure, if any, to U. S. Steel products; or the duration of exposure to asbestos, if any, on U. S. Steel’s premises. U. S. Steel has noted over the years that the form of complaint including its allegations, if any, concerning damages often depends upon the form of complaint filed by particular law firms and attorneys. Often the same damage allegation will be in multiple complaints regardless of the number of plaintiffs, the number of defendants, or any specific diseases or conditions alleged.

U. S. Steel aggressively pursues grounds for the dismissal of U. S. Steel from pending cases and litigates cases to verdict where it believes litigation is appropriate. U. S. Steel also makes efforts to settle appropriate cases, especially mesothelioma cases, for reasonable, and frequently nominal, amounts. At December 31, 2003, U. S. Steel had a total of approximately 14,800 active claims outstanding. In 2004, U. S. Steel paid approximately $14.6 million in settlements. These settlements and voluntary and involuntary dismissals resulted in the disposition of approximately 5,300 claims. New case filings added 1,464 claims. At December 31, 2004, U. S. Steel had a total of approximately 11,000 active claims outstanding. During 2005, U. S. Steel paid approximately $11 million in settlements. These settlements, along with review of case docket information for certain states and voluntary and involuntary dismissals, resulted in the disposition of approximately 3,800 claims. New case filings added approximately 1,200 claims. At December 31, 2005, U. S. Steel had a total of approximately 8,400 active claims outstanding.

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

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although

U. S. Steel’s results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 14 years ended December 31, 2005 that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals, including matters in Madison County, Illinois, where U. S. Steel lost a significant verdict in 2003. U. S. Steel has not seen any material differences in subsequent settlements in Madison County or elsewhere and management believes that the possibility of other such aberrational verdicts is remote, although not impossible.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Item 1A. RISK FACTORS

During the first quarter of 2006, there were no material changes to the risk factors that were disclosed in Item 1A of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6. EXHIBITS

10.1	United States Steel Corporation Executive Management Supplemental Pension Program

10.2	Letter agreement dated April 10, 2006 amending the Amended and Restated Receivables Purchase Agreement, dated November 28, 2001, as amended, among U. S. Steel Receivables, as Seller; United States Steel LLC, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent.

10.3	Administrative Regulations to the Executive Management Annual Incentive Compensation Program under the 2005 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on February 13, 2006, Commission File Number 1-16811)

10.4	Base Salaries of Named Executive Officers

10.5	Summary of Non-employee Director Compensation Arrangements

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Larry G. Schultz

Larry G. Schultz
Vice President and Controller

April 28, 2006

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.