Form 10-Q
period 2006-06-30
UNITED STATES STEEL CORP
filed 2006-07-28
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer Ö.	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No  Ö

Common stock outstanding at July 27, 2006 – 123,074,891 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2006	Adjusted (Note 1) 2005	2006	Adjusted (Note 1) 2005
Net sales:
Net sales	$3,857	$3,339	$7,378	$6,861
Net sales to related parties	250	243	457	508

Total	4,107	3,582	7,835	7,369

Operating expenses (income):
Cost of sales (excludes items shown below)	3,339	2,927	6,437	5,830
Selling, general and administrative expenses	156	166	314	323
Depreciation, depletion and amortization (Note 6)	114	88	226	186
Income from investees	(13)	(13)	(20)	(26)
Net gains on disposal of assets	(1)	(6)	(2)	(10)
Other income, net	(2)	(1)	(3)	(3)

Total	3,593	3,161	6,952	6,300

Income from operations	514	421	883	1,069
Net interest and other financial costs (Note 7)	14	68	30	93

Income before income taxes and minority interests	500	353	853	976
Income tax provision (Note 8)	91	92	181	248
Minority interests	5	12	12	20

Net income	404	249	660	708
Dividends on preferred stock	(4)	(5)	(8)	(9)

Net income applicable to common stock	$400	$244	$652	$699

Income per common share (Note 9):
Net income per share:
- Basic	$3.60	$2.14	$5.93	$6.13
- Diluted	$3.22	$1.91	$5.26	$5.42
Weighted average shares, in thousands:
- Basic	111,129	114,222	109,949	114,196
- Diluted	125,242	130,646	125,371	130,757

Dividends paid per share	$0.15	$0.10	$0.25	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,477	$1,479
Receivables, less allowance of $63 and $68 (Note 13)	1,885	1,520
Receivables from related parties (Note 15)	131	89
Inventories (Note 10)	1,517	1,466
Deferred income tax benefits (Note 8)	241	275
Other current assets	28	13

Total current assets	5,279	4,842
Investments and long-term receivables, less allowance of $1 and $2	278	288
Long-term receivables from related parties (Note 15)	5	4
Property, plant and equipment - net (Note 6)	4,212	4,015
Intangible pension asset	251	251
Other intangible assets, less accumulated amortization of $28 and $24	26	29
Deferred income tax benefits (Note 8)	204	211
Other noncurrent assets	184	182

Total assets	$10,439	$9,822
Liabilities
Current liabilities:
Accounts payable	$1,225	$1,208
Accounts payable to related parties (Note 15)	73	48
Bank checks outstanding	102	115
Payroll and benefits payable	1,008	912
Accrued taxes (Note 8)	162	186
Accrued interest	39	31
Short-term debt and current maturities of long-term debt (Note 11)	134	249

Total current liabilities	2,743	2,749
Long-term debt, less unamortized discount (Note 11)	1,331	1,363
Employee benefits	1,944	2,008
Deferred credits and other liabilities	357	346

Total liabilities	6,375	6,466

Contingencies and commitments (Note 16)
Minority interests	31	32

Stockholders' Equity:
Series B Mandatory Convertible Preferred shares (no par value, 0 and 5,000,000 shares issued, liquidation preference $50 per share) (Note 9)	-	216
Common stock (123,784,911 and 114,585,727 shares issued) (Note 9)	124	115
Treasury stock, at cost (566,440 and 5,799,650 shares)	(34)	(253)
Additional paid-in capital	2,946	3,061
Retained earnings	2,229	1,605
Accumulated other comprehensive loss (Note 14)	(1,232)	(1,418)
Deferred compensation	-	(2)

Total stockholders’ equity	4,033	3,324

Total liabilities and stockholders’ equity	$10,439	$9,822

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2006	Adjusted (Note 1) 2005
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$660	$708
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	226	186
Provision for doubtful accounts	2	5
Pensions and other postretirement benefits	(50)	(81)
Minority interests	12	20
Deferred income taxes	43	158
Net gains on disposal of assets	(2)	(10)
Property tax settlement gain	-	(95)
Income (loss) from equity investees, and distributions received	4	(6)
Changes in:
Current receivables	(367)	58
Inventories	(30)	(239)
Current accounts payable and accrued expenses	115	(193)
All other, net	(45)	(8)

Net cash provided by operating activities	568	503

Investing activities:
Capital expenditures	(251)	(279)
Disposal of assets	6	10
Restricted cash, net	-	(6)
Investments, net	-	1

Net cash used in investing activities	(245)	(274)

Financing activities:
Repayment of debt	(156)	(6)
Common stock issued	10	7
Common stock repurchased	(117)	-
Distribution to minority interest owners	(13)	(17)
Dividends paid	(36)	(29)
Change in bank checks outstanding	(13)	27
Excess tax benefits from stock-based compensation	1	-

Net cash used in financing activities	(324)	(18)

Effect of exchange rate changes on cash	(1)	(6)

Net increase (decrease) in cash and cash equivalents	(2)	205
Cash and cash equivalents at beginning of year	1,479	1,037

Cash and cash equivalents at end of period	$1,477	$1,242
Cash provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(63)	$(54)
Income taxes paid to taxing authorities	(175)	(196)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) is engaged domestically in the production, sale and transportation of steel mill products, coke and iron ore pellets; the management and development of real estate; and, through U. S. Steel Kosice (USSK) in the Slovak Republic and U. S. Steel Balkan (USSB) in Serbia, in the production and sale of steel mill products.

During the fourth quarter of 2005, U. S. Steel changed its method of determining the cost of USSK inventories from the last-in, first out (LIFO) method to the first-in, first-out (FIFO) method. Management considers the FIFO method to be preferable to the LIFO method for USSK because it creates a consistent method of determining the cost of inventories within the U. S. Steel Europe (USSE) reportable segment and provides comparability of the USSE reportable segment with major international competitors. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (FAS) No. 154, “Accounting Changes and Error Corrections,” prior period results have been adjusted to apply the new method. See Note 2 to the financial statements in the United States Steel Corporation 2005 Annual Report on Form 10-K. This change increased net income by $4 million, or 3 cents per diluted share, for the quarter ended June 30, 2005 and $8 million, or 6 cents per diluted share, for the six months ended June 30, 2005.

The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications of prior year data have been made to conform to current year classifications. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Stock-based Compensation

Stock-based compensation

Prior to January 1, 2006, U. S. Steel accounted for stock-based compensation following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Effective January 1, 2006, U. S. Steel adopted the fair value recognition provisions of FAS No. 123(R), “Share-Based Payments,” (FAS 123(R)) which requires the recognition of compensation expense for stock-based compensation based on the grant date fair value. U. S. Steel has elected the modified prospective application method for adoption, and prior period financial statements have not been restated. Under this adoption method, compensation expense recognized in the six months ended June 30, 2006 includes the applicable amounts of compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and previously presented in the pro forma footnote disclosures). Prior to the adoption of FAS 123(R), no compensation expense was recorded for stock options.

Stock-based compensation expense

The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Second Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense recognized:
Cost of sales	$2	$3
Selling, general and administrative expenses	3	5

Total	5	8
Related deferred income tax benefit	2	3

Decrease in net income	$3	$5
Decrease in basic earnings per share	$0.02	$0.04
Decrease in diluted earnings per share	$0.02	$0.04

As of June 30, 2006, total future compensation cost related to nonvested stock-based compensation arrangements was $29 million, and the weighted-average period over which this cost is expected to be recognized is two years.

Prior period pro forma presentations

The following pro forma information is provided for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provision of FAS No. 123 had been applied to stock-based employee compensation prior to January 1, 2006:

	Adjusted (Note 1)
(In millions, except per share amounts)	Second Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
Net income	$249	$708
Add: Stock-based employee compensation income included in reported net income, net of related tax effects	(3)	(2)
Deduct: Total stock-based employee compensation expense (income) determined under fair value methods for all awards, net of related tax effects	(1)	2

Pro forma net income	$247	$704

Net income per share:
- As reported - basic	$2.14	$6.13
- diluted	1.91	5.42
- Pro forma - basic	2.12	6.09
- diluted	1.89	5.40

Stock options

In accordance with FAS 123(R), compensation expense for stock options is now recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model using the assumptions listed below. Awards vest over service periods that range from one to three years and have an initial term of eight or ten years.

Black-Scholes Assumptions	May 2006 Grant	May 2005 Grant
Grant date price per share of option award	$65.40	$40.37
Expected annual dividends per share, at grant date	$0.60	$0.40
Expected life in years	5	4
Expected volatility	43.4%	43.9%
Risk-free interest rate	4.8%	3.7%
Grant date fair value per share of unvested option awards as calculated from above	$27.05	$14.61

The expected annual dividends per share are based on the latest annualized dividend rate at the date of grant; the expected life in years is determined primarily from historical stock option exercise data; the expected volatility is based on the historical volatility of U. S. Steel stock; and the risk-free interest rate is based on the U. S. Treasury strip rate for the expected life of the option.

Certain stock options include tandem stock appreciation rights (SARS) that contain the right to receive cash. No SARS were issued in 2006, 2005 and 2004 and all outstanding SARS are fully vested. Under FAS 123(R), compensation expense continues to be recorded for changes in the market value of unexercised SARS.

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2006:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	2,137,730	$34.22
Granted May 30, 2006	344,490	65.40
Exercised	(213,275)	34.30
Forfeited or expired	(4,900)	40.37

Outstanding at June 30, 2006	2,264,045	$38.94	6.5	$71
Exercisable at June 30, 2006	1,919,555	$34.20	6.3	$69

During the six months ended June 30, 2006, the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $6 million. The total amount of cash received by U. S. Steel from the exercise of options was $7 million during the six months ended June 30, 2006, and the related net tax benefit realized from the exercise of these options was $2 million.

Stock awards

In accordance with FAS 123(R), compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.

Remaining outstanding performance restricted stock awards, a type of award granted prior to 2006, vest in three tranches, subject to U. S. Steel’s satisfaction of certain performance criteria during 2005. In May 2006, the Compensation & Organization Committee determined that the performance criteria had been satisfied and a portion of the performance restricted stock awards vested (52,900 shares). The remaining shares are scheduled to vest ratably, in May 2007 and May 2008, conditioned upon participants’ continued employment.

Restricted stock awards vest ratably over three years. The fair value of restricted stock awards is the market price of the underlying common stock on the date of grant.

Performance stock awards vest, subject to the satisfaction of performance goals, at the end of a three-year performance period. The number of performance stock awards that are scheduled to vest is a function of U. S. Steel’s total shareholder return compared to the total shareholder return of peer companies over the three-year performance period. Performance stock awards can vest at between zero and 200 percent of the target award.

The following table shows a summary of the performance stock awards as of June 30, 2006:

Performance Period	Fair Value (in millions)	Unrecognized Compensation Expense (in millions)	Minimum Shares	Target Shares	Maximum Shares
2006 - 2009	$6	$6	-	95,400	190,800

The following table shows a summary of the status and activity of nonvested stock awards for the six months ended June 30, 2006:

	Performance Restricted Stock Awards	Restricted Stock Awards	Performance Stock Awards	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	125,000	-	-	125,000	$40.37
Granted May 30, 2006	-	229,380	95,400	324,780	64.91
Vested	(52,900)	-	-	(52,900)	40.37
Performance award adjustment (a)	-	-	5,867	5,867	63.74
Forfeited or expired	-	-	-	-	-

Nonvested at June 30, 2006	72,100	229,380	101,267	402,747	$60.50
(a)	A performance award adjustment was determined using a Monte Carlo simulation technique to reflect the potential outcomes of the peer group comparison at the end of the three year performance period.

Compensation expense related to nonvested stock awards totaled $2 million for the quarter and six months ended June 30, 2006. The net tax benefit related to these awards was less than $1 million for the quarter and six months ended June 30, 2006.

3.	New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. U.S. Steel is in the process of evaluating the financial impact of adopting FIN 48.

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

The results of segment operations for the second quarter of 2006 and 2005 are:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
Second Quarter 2006
Flat-rolled	$2,581	$118	$2,699	$13	$212
USSE	1,003	-	1,003	-	188
Tubular	444	-	444	-	146

Total reportable segments	4,028	118	4,146	13	546
Other Businesses	79	297	376	-	33
Reconciling Items	-	(415)	(415)	-	(65)
Total	$4,107	$-	$4,107	$13	$514
Second Quarter 2005
Flat-rolled	$2,207	$110	$2,317	$12	$190
USSE (a)	893	-	893	1	149
Tubular	396	-	396	-	133

Total reportable segments	3,496	110	3,606	13	472
Other Businesses	86	240	326	-	23
Reconciling Items	-	(350)	(350)	-	(74)
Total	$3,582	$-	$3,582	$13	$421
(a)	As a result of the change from the LIFO to the FIFO method of inventory costing at USSK (see further information in Note 1), USSE income from operations for the quarter ended June 30, 2005 increased from $141 million to $149 million.

The results of segment operations for the first six months of 2006 and 2005 are:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
First Six Months 2006
Flat-rolled	$4,907	$241	$5,148	$20	$339
USSE	1,857	9	1,866	-	313
Tubular	929	-	929	-	323

Total reportable segments	7,693	250	7,943	20	975
Other Businesses	142	476	618	-	33
Reconciling Items	-	(726)	(726)	-	(125)
Total	$7,835	$-	$7,835	$20	$883
First Six Months 2005
Flat-rolled	$4,654	$217	$4,871	$25	$525
USSE (a)	1,820	11	1,831	1	369
Tubular	750	-	750	-	255

Total reportable segments	7,224	228	7,452	26	1,149
Other Businesses	145	391	536	-	6
Reconciling Items	-	(619)	(619)	-	(86)
Total	$7,369	$-	$7,369	$26	$1,069
(a)	As a result of the change from the LIFO to the FIFO method of inventory costing at USSK (see further information in Note 1), USSE income from operations for the six months ended June 30, 2005 increased from $353 million to $369 million.

The following is a schedule of reconciling items to income from operations:

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Items not allocated to segments:
Retiree benefit expenses	$(65)	$(70)	$(120)	$(153)
Other items not allocated to segments:
Asset impairment (Note 6)	-	-	(5)	-
Property tax settlement gain (Note 8)	-	-	-	70
Workforce reduction charges (Note 5)	-	(6)	-	(6)
Stock appreciation rights (Note 2)	-	2	-	3

Total other items not allocated to segments	-	(4)	(5)	67

Total reconciling items	$(65)	$(74)	$(125)	$(86)

5.	Pensions and Other Postretirement Costs

The following table reflects components of net periodic benefit cost for the second quarter ended June 30, 2006 and 2005:

	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Service cost	$25	$24	$3	$3
Interest cost	102	107	37	38
Expected return on plan assets	(139)	(137)	(11)	(9)
Amortization of prior service cost	15	24	(12)	(12)
Amortization of net loss	38	40	10	8

Net periodic benefit cost, excluding below	41	58	27	28
Multiemployer plans	7	6	-	-
Settlement loss and termination benefits	-	9	-	-

Net periodic benefit cost	$48	$73	$27	$28

The following table reflects components of net periodic benefit cost for the six months ended June 30, 2006 and 2005:

	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Service cost	$49	$47	$7	$6
Interest cost	204	215	74	75
Expected return on plan assets	(279)	(274)	(22)	(18)
Amortization of prior service cost	31	48	(23)	(23)
Amortization of net loss	76	79	19	15

Net periodic benefit cost, excluding below	81	115	55	55
Multiemployer plans	14	13	-	-
Settlement loss and termination benefits	-	9	-	-

Net periodic benefit cost	$95	$137	$55	$55

During the second quarter of 2005, a voluntary early retirement plan was offered to certain employees of USSK and special termination benefit charges of $6 million were recorded for those employees who accepted the offer as of June 30, 2005. Of this expense, $5 million was recorded in selling, general and administrative expenses and $1 million in cost of sales.

Employer contributions

U. S. Steel’s Board of Directors authorized additional voluntary contributions to U. S. Steel’s trusts for pensions and its Voluntary Employees’ Beneficiary Association (VEBA) trust of up to $260 million by the end of 2007, of which $210 million remains.

U. S. Steel expects to make a voluntary contribution of at least $130 million to its main defined benefit pension plan in 2006, and make cash payments of $14 million to pension plans not funded by trusts and $29 million to the Steelworkers Pension Trust. In the first half of 2006, cash payments of $10 million had been made to other pension plans and cash payments of $14 million had been made to the Steelworkers Pension Trust, respectively.

U. S. Steel also made contributions of $60 million to the VEBA trust during the first half of 2006, $50 million of which was a voluntary amount made in the second quarter. Aside from these amounts, U. S. Steel expects to make cash payments totaling $213 million for other postretirement benefit payments not funded by trusts in 2006. In the first half of 2006, cash payments of $117 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $5 million for the second quarter ended June 30, 2006 and 2005 and $10 million and $9 million for the six months ended June 30, 2006 and 2005, respectively.

6.	Depreciation, Depletion and Amortization

Due to the potential sale of a small wholly owned German subsidiary of USSK, an impairment review was completed in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, a charge of $5 million was recorded in depreciation, depletion and amortization on the consolidated statement of operations in the first quarter of 2006.

U. S. Steel records depreciation on a modified straight-line method for domestic steel-related assets based upon raw steel production levels. Applying modification factors decreased expenses by $1 million and $17 million for the second quarter of 2006 and 2005, respectively, and by $9 million and $21 million for the six months ended June 30, 2006 and 2005, respectively.

Accumulated depreciation and depletion totaled $7,511 million and $7,301 million at June 30, 2006 and December 31, 2005, respectively.

7.	Net Interest and Other Financial Costs

Net interest and other financial costs include foreign currency gains and losses which, through December 31, 2005, included amounts related to the remeasurement of USSK’s and USSB’s net monetary assets into the U.S. dollar, which was the functional currency for both until December 31, 2005. As of January 1, 2006, the functional currency for USSK and USSB was changed from the U.S. dollar to the euro primarily because of significant changes in economic facts and circumstances as a result of Slovakia’s entry into the European Union (EU) and the subsequent entry of the Slovak koruna into the Exchange Rate Mechanism II in preparation for Slovakia’s adoption of the euro. Other factors that contributed to this change are the evolution of USSE into an autonomous business segment, the settlement of its U.S. dollar denominated debt and the establishment of euro-based debt facilities. This change in functional currency has been applied on a prospective basis and resulted in a credit to the foreign currency translation adjustment in other comprehensive income of $108 million at the date of change. After January 1, 2006, assets and liabilities of these entities are translated from euros to U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are recorded in the accumulated other comprehensive loss component of stockholders’ equity. During the second quarter of 2006, foreign currency gains and losses netting to zero were recorded in net interest and other financial costs, compared with net losses of $48 million in the second quarter of 2005. During the first six months of 2006, net foreign currency gains of $1 million were recorded in interest and other financial costs, compared to net foreign currency losses of $78 million in the first six months of 2005.

Net interest and other financial costs for the first quarter 2005 included a favorable effect of $25 million related to the Gary Works property tax settlement. See Note 8 for further discussion.

8.	Income Taxes

Provision for taxes

The income tax provision in the first six months of 2006 reflects an estimated annual effective tax rate of 24 percent exclusive of some discrete period items, including a $15 million favorable adjustment recorded in the second quarter of 2006 primarily related to refined assumptions used to determine the estimated 2005 tax accrual. This provision is based on an estimated annual effective rate, which requires management to make its best estimate of annual forecast pretax income for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2006 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2006 could be materially different from the forecast annual tax provision as of the end of the second quarter.

Taxes on foreign income

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures within five years following the year in which the tax credit is claimed. See Note 16 for a discussion of the capital improvement program commitments to the Slovak government. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. In connection with Slovakia joining the EU, the total tax credit granted to USSK for the period 2000 through 2009 was agreed to be limited to $430 million. The Slovak government has confirmed that USSK has complied with the tax credit requirements for 2000, and management believes that USSK has also fulfilled all of the necessary conditions for claiming the tax credit for 2001 through 2005. As a result of claiming tax credits of 100 percent of USSK’s tax liability and management’s intent to reinvest earnings in foreign operations, virtually no current income tax provision was recorded for USSK income for the years 2001 through 2004, except for $32 million in Slovak tax payments remitted as a result of the settlement with the European Union in 2004. During 2005 and in the first six months of 2006, a current income tax provision was recorded for USSK because the tax credit is limited to 50 percent of the statutory rate. Also, during 2005, a U.S. tax provision of approximately $16 million was recorded relating to the $300 million cash dividend repatriated in December 2005 under the temporary incentive provided for by the American Jobs Creation Act of 2004.

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

Status of IRS examinations

In connection with the separation of U. S. Steel from Marathon Oil Corporation (Marathon) on December 31, 2001, U. S. Steel and Marathon entered into a tax sharing agreement that provides for payments between U. S. Steel and Marathon for certain tax adjustments which may be made after the separation. The IRS audit of Marathon’s 1998-2001 consolidated tax returns was settled with the IRS in the second quarter of 2006 and is currently under review by the Congressional Joint Committee on Taxation, which is expected to be completed by the fourth quarter of 2006. The IRS audit of U. S. Steel’s 2002-2003 tax returns was completed in the second quarter of 2006 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from the settlement of these audits.

Deferred taxes

As of June 30, 2006, the net domestic deferred tax asset was $428 million compared to $472 million at December 31, 2005. Based on factors such as the length of time over which the deduction for employee benefit liabilities will be claimed on tax returns, the current law provisions which permit loss carryforwards for an extended period, and U. S. Steel’s demonstrated ability to utilize the entire amount of tax deductions and tax attributes over previous business cycles, management fully expects to realize tax benefits for the entire amount of these recorded tax assets.

As of June 30, 2006, the amount of net foreign deferred tax assets recorded was $17 million, net of an established valuation allowance of $97 million. As of December 31, 2005, the amount of net foreign deferred tax assets recorded was $14 million, net of an established valuation allowance of $81 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, Slovak koruna and Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to the cumulative losses experienced since the acquisition of USSB. As USSB generates sufficient income, the valuation allowance of $69 million for Serbian taxes as of June 30, 2006 could be partially or fully reversed at such time that it is more likely than not that the related deferred tax asset will be realized.

Sales taxes

Sales are recorded net of sales taxes that are charged to buyers. Sales taxes primarily relate to value-added tax on USSE sales.

9.	Income Per Common Share, Common and Preferred Shares

Income per common share

Basic net income per common share was calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options, the vesting of stock awards and the conversion of preferred stock, provided in each case the effect is dilutive. For the second quarter and six months ended June 30, 2006, 14,113,262 shares and 15,421,732 shares, respectively, have been included in the computation of diluted net income per common share. For the second quarter and six months ended June 30, 2005, 16,423,898 shares and 16,560,874 shares, respectively, have been included in the computation of diluted net income per common share. Net income has not been adjusted for preferred stock dividend requirements since their conversion was assumed.

Common Stock Repurchase Program

During the second quarter and first six months of 2006, 1.9 million shares of U. S. Steel common stock were repurchased in the open market for $117 million. U. S. Steel has repurchased a total of 7.7 million shares for $371 million since its Common Stock Repurchase Program was initially announced in July 2005, and 6.1 million shares remain authorized for repurchase under the program.

Preferred share conversion

The Series B Preferred shares mandatorily converted into 16 million shares of U. S. Steel common stock on June 15, 2006, based upon the average closing price for U. S. Steel’s common stock over a prescribed period before the conversion.

Dividends paid per share

On April 25, 2006, U. S. Steel announced an increase in the quarterly common stock dividend rate to 15 cents per share compared to 10 cents per share during the first quarter of 2006. The dividend rate for the second quarter and first quarter 2005 was 10 cents per share and 8 cents per share, respectively.

10.	Inventories

The first-in, first-out method is the method of inventory costing for USSE. The last-in, first-out (LIFO) method is the predominant method of inventory costing for domestic inventories. At June 30, 2006 and December 31, 2005, the LIFO method accounted for 72 percent and 71 percent of total inventory values, respectively. Inventories are carried at the lower of cost or market.

(In millions)	June 30, 2006	December 31, 2005
Raw materials	$389	$428
Semi-finished products	688	568
Finished products	365	391
Supplies and sundry items	75	79

Total	$1,517	$1,466

Current acquisition costs were estimated to exceed the above inventory values by $760 million at June 30, 2006 and by $680 million at December 31, 2005. Cost of sales was reduced by $1 million and increased by $34 million in the second quarter of 2006 and 2005, respectively, and reduced by $8 million and $27 million in the first six months of 2006 and 2005, respectively, as a result of liquidations of LIFO inventories.

Supplies and sundry items inventory in the table above includes $64 million and $58 million of real estate held for residential/commercial development as of June 30, 2006 and December 31, 2005, respectively.

U. S. Steel has a coke swap agreement with another steel manufacturer designed to provide logistical efficiencies for the supply of coke to our operating locations. The coke swaps are recorded at cost in accordance with APB 29, “Accounting for Nonmonetary Transactions” and FAS No. 153, “Exchanges of Nonmonetary Assets.” U. S. Steel shipped approximately 123,210 tons and received approximately 123,259 tons of coke under the swap agreement during the first six months of 2006. U. S. Steel shipped approximately 310,000 tons and received approximately 315,000 tons of coke under the swap agreement during the year ended December 31, 2005. There was no income statement impact related to these swaps.

11.	Debt

(In millions)	Interest Rates %	Maturity	June 30, 2006	Dec. 31, 2005
Senior Notes	9 3/4	2010	$378	$378
Senior Notes	10 3/4	2008	348	348
Senior Quarterly Income Debt Securities	10	2031	49	49
Environmental Revenue Bonds	4 3/4 - 6 7/8	2009 – 2033	458	470
Inventory Facility		2009	-	-
Fairfield Caster Lease		2006 – 2012	60	66
Other capital leases and all other obligations		2006 – 2014	66	71
USSK credit facilities	Variable	2006	107	231
USSB credit facility		2008	-	-

Total			1,466	1,613
Less unamortized discount			1	1
Less short-term debt and current maturities of long-term debt			134	249

Long-term debt, less unamortized discount			$1,331	$1,363

At June 30, 2006, in the event of a change in control of U. S. Steel, debt obligations totaling $775 million may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $74 million or provide a letter of credit to secure the remaining obligation.

In the event of the bankruptcy of Marathon, $535 million related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at Clairton Works may be declared immediately due and payable.

U. S. Steel was in compliance with all of its debt covenants at June 30, 2006.

12.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	June 30, 2006	December 31, 2005
Balance at beginning of year	$27	$28
Additional obligations incurred	-	1
Foreign currency translation effects	2	(5)
Accretion expense	2	3

Balance at end of period	$31	$27

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

Blackbird Acquisition Inc.

In accordance with FIN 46R, U. S. Steel consolidates Blackbird Acquisition Inc., (Blackbird), an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird. At June 30, 2006 and December 31, 2005, there were no property, plant and equipment balances consolidated through Blackbird.

U. S. Steel Receivables, LLC

U. S. Steel has a Receivable Purchase Agreement to sell a revolving interest in eligible trade receivables generated by U. S. Steel through a commercial paper conduit program. Qualifying accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned consolidated special purpose entity. USSR can then sell interests in the receivables to certain conduits. During the six months ended June 30, 2006 and 2005, no revolving interest in accounts receivable were sold to or repurchased from conduits. As of June 30, 2006, $500 million was available under this facility. This facility expires on November 28, 2006.

14.	Comprehensive Income

The following table reflects the components of comprehensive income:

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005 Adjusted (Note 1)	2006	2005 Adjusted (Note 1)
Net income	$404	$249	$660	$708
Changes in foreign currency translation adjustments, net of tax	51	-	186	-
Minimum pension liability	-	2	-	2

Comprehensive income	$455	$251	$846	$710

The change in functional currency for USSK and USSB from the U.S. dollar to the euro resulted in a credit to foreign currency translation adjustments of $108 million on January 1, 2006. See further discussion in Note 7.

15.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, raw materials, coke-by products, transportation services and fees for providing various management and other support services to equity investees and other related parties. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $250 million and $243 million for the quarters ended June 30, 2006 and 2005, respectively, and $457 million and $508 million for the six months ended June 30, 2006 and 2005, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties. Receivables from related parties also include taxes and interest receivable related to tax settlements with Marathon amounting to $22 million and $11 million at June 30, 2006 and December 31, 2005, respectively. These amounts will be settled after conclusion of the audit of Marathon’s consolidated federal tax returns for the years 1998 through 2001, as agreed to when Marathon and U. S. Steel separated on December 31, 2001.

Long-term receivables from related parties at June 30, 2006 and December 31, 2005, reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans. These amounts will be paid by Marathon as participants retire.

Purchases of outside processing services from equity investees amounted to $9 million and $10 million for the quarters ended June 30, 2006 and 2005, respectively, and $19 million for the six months ended June 30, 2006 and 2005.

Accounts payable to related parties includes balances due to PRO-TEC Coating Company (PRO-TEC) of $72 million and $47 million at June 30, 2006 and December 31, 2005, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other equity investees totaled $1 million at June 30, 2006 and December 31, 2005.

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

Asbestos matters – As of June 30, 2006, U. S. Steel was a defendant in approximately 230 active cases involving approximately 4,050 plaintiffs. At December 31, 2005, U. S. Steel was a defendant in approximately 500 active cases involving approximately 8,400 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). More than 3,800, or approximately 94 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 100 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

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

Environmental matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities totaled $145 million at June 30, 2006, of which $25 million was classified as current, and $145 million at December 31, 2005, of which $26 million was classified as current. Expenses related to remediation are recorded in cost of sales. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the sum of expenditures to date and accrued liabilities by amounts that could range from insignificant to substantial.

As of June 30, 2006, a total of $50 million is accrued for legal and administrative costs; for post-closure costs for various landfills; for two National Resource Damages (NRD) claims at Gary Works; and for the completion of projects for the Grand Calumet River dredging and the related Corrective Action Management Unit (CAMU.) The legal and administrative cost accruals are based on annual legal and administrative cost projections and do not change significantly from year to year. The post closure care costs are fixed based on permitted amounts. The NRD claims are settled and payment schedules are determined. The Grand Calumet River dredging and the related CAMU project are essentially complete, except for currently accrued liabilities for costs associated with additional dredging, CAMU maintenance and wastewater treatment. U. S. Steel expects no additional significant accruals for the dredging project.

There are three environmental remediation sites where it is reasonably possible that additional costs could have a material effect. These sites are RCRA Corrective Action Programs, which require the investigation and possible remediation of soils and ground water, for Gary Works and Fairfield Works; and the Municipal Industrial & Disposal Co. Superfund site in Elizabeth, PA. At June 30, 2006, accrued liabilities for these sites totaled $17 million associated with the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future agency demands regarding existing work at these sites may prove insignificant or could range in the aggregate up to 100 percent of the accrued liabilities. Reasonably possible additional costs for completion of remediation at these sites cannot be estimated but could be material.

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

Of the remaining accrued liabilities, there are only seven sites for which the accrual exceeds $1 million. The largest of these amounts is $14 million for closure costs for three hazardous waste sites at Gary Works. A Closure Permit application has been submitted for these three hazardous waste sites, and U. S. Steel submitted a revised closure plan for HWT-2 and a revised closure concept for HWD-5 in June 2006. There has been no meaningful agency action on the application since it was submitted. The remaining six sites in this category total $18 million and have progressed through a significant portion of the design phase. Significant additional costs in excess of the accrued amounts are not expected.

The remaining fifty sites each have accrued liabilities of less than $1 million, with forty-one of these sites having liabilities of less than $500,000. We do not forsee significant additional liabilities for any of these sites.

For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of

2006 and 2005 such capital expenditures totaled $46 million and $57 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

While the United States of America has not ratified the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC), in order to provide EU member states a mechanism for fulfilling their Kyoto commitments, has established its own CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan (NAP I) for Slovakia that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Slovak Ministry of the Environment (Ministry) imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. In addition, USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. However, the actual shortfall of allowances for the initial allocation period covered by NAP I (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted at this time. Based on the fair value of the anticipated shortfall of allowances related to production through June 30, 2006, a long-term other liability of $11 million has been charged to income and recorded on the balance sheet. At December 31, 2005, the long-term liability was $4 million. Recently Slovakia finished preparation of its proposed national allocation plan for the second CO2 trading period, 2008 - 2012 (NAP II). NAP II will be submitted to the EC for review and approval. The deadline for the EC to approve NAP II is December 31, 2006. As was the case with NAP I, the EC is not required to approve the NAP II as submitted. The potential financial and/or operational impacts of NAP II are not currently determinable.

Domestically, while ratification of the Kyoto Protocol does not seem likely in the near term, there remains the possibility that the U.S. Environmental Protection Agency may impose limitations on greenhouse gases. The impact on U. S. Steel’s domestic operations cannot be estimated.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities cases (included in the $145 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $7 million at June 30, 2006. In the event that any defaults of guaranteed liabilities occur,

U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of June 30, 2006, the largest guarantee for a single such entity was $5 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. Liabilities amounting to $2 million have been recorded for these guarantees.

Contingencies related to separation from Marathon – In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $40 million as of June 30, 2006 may be declared immediately due and payable.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $29 million at June 30, 2006). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

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

1314B Partnership – See description of the partnership in Note 13. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for the credit under Section 29 (now Section 45K) of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at June 30, 2006, including interest and tax gross-up, is approximately $670 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $127 million as of June 30, 2006, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At June 30, 2006, U. S. Steel’s domestic contract commitments to acquire property, plant and equipment totaled $72 million.

USSK had a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. As of June 30, 2006, USSK had fulfilled the spending commitment with the Slovak government.

USSB, acquired on September 12, 2003, has the following commitments with the Serbian government: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in USSB to any third party without government consent for a period of five years. As of June 30, 2006, all spending commitments have been fulfilled, except for spending on economic development, which has a remaining commitment of less than $1 million.

As of June 30, 2006, under agreements with an unaffiliated third party, U. S. Steel has a remaining commitment to provide work that will generate gross profit of approximately $24 million to the third party through March 31, 2015.

U. S. Steel is party to a take-or-pay arrangement that expires in 2008. Under this arrangement, U. S. Steel is required to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $61 million as of June 30, 2006, which declines over the duration of the agreement, may be required.

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

RESULTS OF OPERATIONS

Net sales for U. S. Steel for the second quarters and first six months of 2006 and 2005 are set forth in the following table:

(Dollars in millions, excluding intersegment sales)	Second Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
Flat-rolled	$2,581	$2,207	17%	$4,907	$4,654	5%
USSE	1,003	893	12%	1,857	1,820	2%
Tubular	444	396	12%	929	750	24%

Total sales from reportable segments	4,028	3,496	15%	7,693	7,224	6%
Other Businesses	79	86	-8%	142	145	-2%

Net sales	$4,107	$3,582	15%	$7,835	$7,369	6%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the second quarter ended June 30, 2006 versus the second quarter ended June 30, 2005 is set forth in the following table:

Second Quarter Ended June 30, 2006 versus Second Quarter Ended June 30, 2005

	Steel Products (a)				Coke & Other	Net Change
	Volume	Price	Mix	FX (b)
Flat-rolled	19%	-2%	0%	0%	0%	17%
USSE	17%	-7%	-3%	0%	5%	12%
Tubular	0%	11%	2%	0%	-1%	12%
(a)	Excludes intersegment sales
(b)	Translation-related effects

Net sales were $4,107 million in the second quarter of 2006, compared with $3,582 million in the same quarter last year. The increase in sales for the Flat-rolled segment primarily reflected higher shipments of sheet products. The increase in sales for the European segment was primarily due to higher shipments, partially offset by lower average realized prices, which decreased $62 per ton from the second quarter of 2005. The increase in sales for the Tubular segment resulted mainly from higher average realized prices, which increased $177 per ton from the same quarter last year.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2006 versus the six months ended June 30, 2005 is set forth in the following table:

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

	Steel Products (a)				Coke & Other	Net Change
	Volume	Price	Mix	FX (b)
Flat-rolled	9%	-4%	0%	0%	0%	5%
USSE	12%	-7%	-2%	-3%	2%	2%
Tubular	3%	18%	3%	0%	0%	24%
(a)	Excludes intersegment sales
(b)	Translation-related effects

Net sales were $7,835 million in the first six months of 2006, compared with $7,369 million in the same period last year. Sales for the Flat-rolled segment were up as higher shipments of sheet products were partially offset by decreases in average realized Flat-rolled steel prices (down $22 per ton). Sales for USSE increased slightly mainly as a result of increased shipment volumes, partially offset by lower average realized prices and translation-related effects. Including the translation-related effects, average realized prices decreased $100 per ton from the first half of 2005. Tubular sales were up significantly due primarily to higher average realized prices (up $260 per ton).

Operating expenses

Total operating expenses as a percent of sales were 87 percent in the second quarter of 2006, compared to 88 percent in the second quarter of 2005 mainly because declines in average selling prices for flat-rolled steel products were offset by lower unit production costs due mainly to operating efficiencies and reduced outage costs. Total operating expenses as a percent of sales increased from 85 percent in the first six months of 2005 to 89 percent in the first six months of 2006 primarily because lower unit production costs, which resulted mainly from operating efficiencies, were more than offset by decreases in average selling prices for flat-rolled steel products.

Profit-based union payments

Results for the second quarters and first six months of 2006 and 2005 included costs related to three profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the United Steelworkers of America (USWA), and to payments pursuant to agreements with other unions. All of these costs are included in cost of sales on the statement of operations.

(Dollars in millions)	Second Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
Allocated to segment results	$47	$36	31%	$76	$91	-16%
Retiree benefit expenses	37	30	23%	64	70	-9%

Total	$84	$66	27%	$140	$161	-13%

Payment amounts per the agreement with the USWA are calculated as percentages of consolidated income from operations after special items (as defined in the agreement) and are: (1) to be contributed to the National Benefit Trust, the purpose of which (when established) is to assist National retirees with healthcare costs, based on between 6 percent and 7.5 percent of profit; (2) to be used to offset a portion of future medical insurance premiums to be paid by U. S. Steel retirees based on 5 percent of profit above $15 per ton; and (3) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. At the end of 2004 and 2005, assumptions for the second calculation above were included in the actuarial calculation of retiree medical liabilities, and costs for this item are calculated and recorded through the income statement in the same manner as other retiree medical expenses.

Pension and other postretirement benefits (OPEB) costs

Defined benefit pension and multiemployer plan benefit costs totaled $48 million in the second quarter of 2006, compared to $73 million in the second quarter of 2005. The second quarter of 2005 included $9 million in one-time charges consisting of termination benefits for an early retirement program at U. S. Steel Kosice (USSK) and a settlement charge in the non-qualified pension plan related to executive retirements. Defined benefit pension and multiemployer plan benefit costs totaled $95 million in the first six months of 2006, compared to $137 million in the same period of 2005. Excluding the one-time charges in 2005, the decrease in pension expense in 2006 compared to 2005 mainly reflects a reduced prior service cost amortization associated with 1991 pension improvements that are now fully amortized and a reduced interest component reflecting lower liabilities caused by normal maturation of the plan. Costs related to defined contribution plans totaled $5 million and $10 million in the second quarter and first six months of 2006, respectively, compared to $5 million and $9 million in last year’s second quarter and first half, respectively.

OPEB costs, including multiemployer plans, totaled $27 million and $55 million in the second quarter and first six months of 2006, respectively, compared to $28 million and $55 million in the corresponding periods of 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses were $156 million in the second quarter of 2006, compared to $166 million in the second quarter of 2005. Selling, general and administrative expenses were $314 million in the first six months of 2006, compared to $323 million in the first six months of 2005. The decreases in both periods were primarily due to lower pension expense as discussed above.

Income from operations for U. S. Steel for the second quarters and first six months of 2006 and 2005 is set forth in the following table:

(Dollars in millions)	Second Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
Flat-rolled	$212	$190	12%	$339	$525	-35%
USSE	188	149 (a)	26%	313	369 (a)	-15%
Tubular	146	133	10%	323	255	27%

Total income from reportable segments	546	472	16%	975	1,149	-15%
Other Businesses	33	23	43%	33	6	450%

Segment income from operations	579	495	17%	1,008	1,155	-13%
Retiree benefit expenses	(65)	(70)	-7%	(120)	(153)	-22%
Other items not allocated to segments:
Asset impairment charge	-	-		(5)	-
Workforce reduction charges	-	(6)		-	(6)
Stock appreciation rights	-	2		-	3
Property tax settlement gain	-	-		-	70

Total income from operations	$514	$421	22%	$883	$1,069	-17%
(a)	As a result of the change from the LIFO to FIFO method of inventory accounting at USSK (see further information in Note 1 to Financial Statements), USSE income from operations for the quarter and six months ended June 30, 2005 increased from $141 million to $149 million and from $353 million to $369 million, respectively.

Segment results for Flat-rolled

	Second Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
Income from operations ($ millions)	$212	$190	12%	$339	$525	-35%
Raw steel production (mnt)	4,585	3,597	27%	8,726	7,900	10%
Capability utilization	94.8%	74.4%	27%	90.7%	82.1%	10%
Steel shipments (mnt)	3,878	3,224	20%	7,407	6,759	10%
Average realized steel price per ton	$624	$633	-1%	$620	$642	-3%

The increase in second quarter 2006 Flat-rolled income as compared to second quarter 2005 resulted mainly from higher shipment volumes, increased operating efficiencies and lower outage costs, partially offset by higher raw material costs and lower average realized prices for flat-rolled steel products. The decline in first half 2006 income as compared to the same period in 2005 was mainly due to lower average realized prices and higher costs for energy and raw materials. These were partially offset by increased shipment volumes, improved operating efficiencies and higher transfer prices for steel rounds supplied to Tubular.

Segment results for USSE

	Second Quarter Ended June 30,			% Change	Six Months Ended June 30,			% Change
	2006	2005			2006	2005
Income from operations ($ millions)	$188	$149	(a)	26%	$313	$369	(a)	-15%
Raw steel production (mnt)	1,803	1,486		21%	3,556	3,034		17%
Capability utilization	97.4%	80.2%		21%	96.6%	82.4%		17%
Steel shipments (mnt)	1,652	1,332		24%	3,160	2,622		21%
Average realized steel price per ton	$581	$643		-10%	$563	$663		-15%
(a)	As a result of the change from the LIFO to FIFO method of inventory accounting at USSK (see further information in Note 1 to Financial Statements), USSE income from operations for the quarter and six months ended June 30, 2005 increased from $141 million to $149 million and from $353 million to $369 million, respectively.

The increase in USSE income in the second quarter of 2006 as compared to the second quarter of 2005 was primarily due to higher shipment volumes and lower raw material costs, partially offset by lower average realized prices. The decline in income for the six-month period resulted mainly from lower average realized prices, translation-related effects and higher energy costs. These were partially offset by lower raw material costs and increased shipment volumes.

Segment results for Tubular

	Second Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
Income from operations ($ millions)	$146	$133	10%	$323	$255	27%
Steel shipments (mnt)	298	297	0%	617	600	3%
Average realized steel price per ton	$1,479	$1,302	14%	$1,493	$1,233	21%

The improvements in Tubular income in the 2006 periods mainly resulted from higher average realized prices, partially offset by higher costs for tube rounds and outages.

Results for Other Businesses

Other Businesses generated income of $33 million in the second quarter of 2006, compared to $23 million in the second quarter of 2005. The increase primarily reflected improved results from iron ore operations and transportation services. Income from Other Businesses for the first six months of 2006 was $33 million, compared with income of $6 million in the first six months of 2005. The increase was mainly due to better results for iron ore operations and for transportation services, partially offset by lower results for real estate operations.

Items not allocated to segments:

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

Stock appreciation rights resulted in credits to compensation expense of $2 million and $3 million in the second quarter and first six months of 2005, respectively. These stock appreciation rights were issued from 1995 through 2003 and allow the holders to receive cash and/or common stock equal to the excess of the fair market value of the common stock over the exercise price.

Property tax settlement gain of $70 million in the first six months of 2005 resulted from a personal property tax settlement with the city of Gary, Lake County and the state of Indiana (Gary property tax settlement) and reflected the reversal of accruals in excess of the settlement amount of $44 million.

Net interest and other financial costs

(Dollars in millions)	Second Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
Interest and other financial costs	$31	$29	7%	$63	$56	13%
Interest income	(17)	(9)	89%	(32)	(16)	100%
Foreign currency (gains) losses	-	48		(1)	78
Adjustment from Gary property tax settlement	-	-		-	(25)

Total	$14	$68	-79%	$30	$93	-68%

Net interest and other financial costs in the first six months of 2005 included a favorable adjustment of $25 million related to the Gary property tax settlement. Excluding the effect of this item in the six-month period, the decreases in both periods were primarily due to favorable changes in foreign currency effects and increased interest income.

Net interest and other financial costs include foreign currency gains and losses which, through December 31, 2005, included amounts related to the remeasurement of USSK’s and U. S. Steel Balkan’s (USSB’s) net monetary assets into the U.S. dollar, which was the functional currency for both until December 31, 2005. As of January 1, 2006, the functional currency for USSK and USSB was changed from the U.S. dollar to the euro primarily because of significant changes in economic facts and circumstances as a result of Slovakia’s entry into the European Union (EU) and the subsequent entry of the Slovak koruna into the Exchange Rate Mechanism II in preparation for Slovakia’s adoption of the euro. Other factors that contributed to this change are the evolution of USSE into an autonomous business segment, the settlement of its U.S. dollar denominated debt and the establishment of euro-based debt facilities. This change in functional currency has been applied on a prospective basis and resulted in a credit to the foreign currency translation adjustment in other comprehensive income of $108 million at the date of change. After January 1, 2006, assets and liabilities of these entities are translated from euros to U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are recorded in the accumulated other comprehensive loss component of stockholders’ equity. During the second quarter and first six months of 2006, net foreign currency gains and losses netting to zero and net foreign currency gains of $1 million, respectively, were recorded, compared with net foreign currency losses of $48 million and $78 million in the comparable periods in 2005.

Interest expense, excluding foreign currency effects and interest income on cash balances, is expected to be approximately $130 million in 2006.

The income tax provision in the second quarter and first six months of 2006 was $91 million and $181 million, compared with $92 million and $248 million in the respective periods of 2005. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 50 percent of its tax liability for years 2005 through 2009. The provision in the second quarter and first six months of 2006 included a favorable adjustment of $15 million primarily related to refined assumptions used to determine the estimated 2005 tax accrual. The provision in the first six months of 2005 included a $37 million charge resulting from the $95 million pre-tax gain from the Gary property tax settlement, $70 million of which was included in cost of sales and $25 million of which was included in net interest and other financial costs.

As of June 30, 2006, U. S. Steel had net U.S. federal and state deferred tax assets of $368 million and $60 million, respectively. At June 30, 2006, the amount of net foreign deferred tax assets recorded was $17 million, net of an established valuation allowance of $97 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, Slovak koruna and Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to cumulative losses experienced since the acquisition of USSB. If USSB generates sufficient income, the valuation allowance of $69 million for Serbian tax assets could be partially or fully reversed at such time that it is more likely than not that the related deferred tax assets will be realized. Management will continue to monitor and assess taxable income, deferred tax assets and tax planning strategies to determine the need for, and the appropriate amount of, any valuation allowance.

For further information on income taxes see Note 8 to Financial Statements.

U. S. Steel’s net income was $404 million in the second quarter of 2006, compared to $249 million in the second quarter of 2005. Net income in the first six months of 2006 was $660 million, compared to $708 million in the same period last year. The changes in both periods primarily reflected the factors discussed above.

BALANCE SHEET

Receivables increased by $407 million from year-end 2005 as shipment volumes and average realized prices in the second quarter of 2006 increased as compared to the fourth quarter of 2005.

Payroll and benefits payable includes $273 million, which has not been paid to the National Benefit Trust (NBT) because the NBT has not been established. The accrual for the NBT increased by $64 million during the first half of 2006. See “Results of Operations – Operating expenses – Profit-based union payments.”

Short-term debt and current maturities of long-term debt decreased by $115 million, which primarily reflected partial repayment of amounts drawn against USSK’s credit facilities.

The Series B Mandatory Convertible Preferred Shares automatically converted into 15,964 thousand shares of common stock during the second quarter of 2006.

The accumulated other comprehensive loss decreased by $186 million primarily as a result of the translation adjustments resulting from the change in the functional currency in Slovakia and Serbia as discussed above.

CASH FLOW

Net cash provided from operating activities was $568 million for the first six months of 2006, compared with $503 million in the same period last year. Cash from operating activities in the first six months of 2006 was reduced by a $50 million voluntary contribution to the Voluntary Employees’ Beneficiary Association (VEBA) trust. Cash from operating activities in the first six months of 2005 was reduced by a $130 million voluntary contribution to the main domestic defined benefit pension plan. Cash from operating activities in the first half of 2006 fell $1 million short of covering net investing outlays and financing outlays, which included $156 million of debt repayments and $117 million of common stock repurchases.

Capital expenditures in the first six months of 2006 were $251 million, compared with $279 million in the same period in 2005. Domestic expenditures were $156 million and included spending for the completion of the rebuild of our largest blast furnace at Gary Works, for open pit mining and emissions control equipment at Minntac and for improvements to cokemaking facilities at Granite City Works. European expenditures of $95 million included spending at USSK for a new automotive galvanizing line.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at June 30, 2006, totaled $72 million.

USSK had a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. As of June 30, 2006, USSK had fulfilled the spending commitment with the Slovak government. In addition, USSB has a commitment to the Serbian government that requires it to spend up to $157 million during the first five years for working capital; the repair, rehabilitation, improvement, modification and upgrade of facilities; and community support and economic development. As of June 30, 2006, USSB had fulfilled all spending commitments, except spending for economic development, which has a remaining commitment of less than $1 million.

Capital expenditures for 2006 are expected to be approximately $630 million, including approximately $405 million for domestic facilities and approximately $225 million for European facilities. Capital expenditures for U. S. Steel’s European facilities may be higher or lower depending on exchange rates.

Repayment of debt in the first half of 2006 primarily reflected partial repayment of amounts drawn against USSK’s credit facilities.

Common stock repurchased in the first half of 2006 totaled 1.9 million shares. We have repurchased a total of 7.7 million shares at a total cost of $371 million since our repurchase program was authorized in July 2005.

Dividends paid in the first half of 2006 were $36 million, compared with $29 million in the same period in 2005. Payments in the first six months of 2006 reflected quarterly dividend rates of 10 cents per common share for the March payment and 15 cents per common share for the June payment. Payments in the first six months of 2005 reflected quarterly dividend rates of eight cents per common share for the March payment and 10 cents per common share for the June payment. Dividends paid in 2006 and 2005 also reflected a quarterly dividend of $0.875 per share for the Series B Preferred, which were mandatorily converted into U. S. Steel common stock on June 15, 2006 at a rate of 3.1928 common shares for each Series B Preferred share.

For discussion of restrictions on future dividend payments, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

U. S. Steel has a $500 million Receivables Purchase Agreement (RPA) with financial institutions that expires in November 2006. For further information regarding the RPA, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005. As of June 30, 2006, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

U. S. Steel also has a revolving credit facility that provides for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the RPA. The Inventory Facility, which expires in October 2009, contains restrictive covenants, many of which apply only when average availability under the facility is less than $100 million, including a fixed charge coverage ratio test. In addition, lenders may terminate their commitments and declare any amounts outstanding payable upon a change in control of U. S. Steel. For further information regarding the Inventory Facility, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005. As of June 30, 2006, U. S. Steel had in excess of $600 million of eligible inventory under the Inventory Facility, and utilized $2 million for letters of credit, reducing availability to $598 million.

At June 30, 2006, USSK had no borrowings against its $40 million and $20 million credit facilities, but had $4 million of customs guarantees outstanding, reducing availability to $56 million. Both facilities expire in December 2006.

In December 2005, USSK entered into a new EUR 195 million one-year revolving credit facility. During the first quarter of 2006, USSK gave notice to reduce the facility availability to EUR 130 million. During the second quarter of 2006, USSK gave notice to reduce the facility availability to EUR 85 million (which approximated $107 million), the amount outstanding at June 30, 2006. We anticipate that these borrowings will be repaid before the end of 2006 with funds generated from USSK’s cash flow. The foregoing statement of belief is a forward-looking statement. A prediction as to USSK’s cash flow is subject to uncertainties with respect to (among other things) the market for USSK’s products and USSK’s operating expenses, and actual results could differ materially from those expressed in this forward-looking statement.

At June 30, 2006, USSB had no borrowings against its EUR 25 million facility (which approximated $32 million), which is secured by its inventory of finished and semi-finished goods and expires September 28, 2008.

At June 30, 2006, U. S. Steel had $348 million outstanding under its 10 3/4% senior notes due August 1, 2008, and $378 million outstanding under its 9 3/4% senior notes due May 15, 2010. These senior notes impose limitations on our ability to make restricted payments. For a discussion of restricted payments and the conditions that we must meet in order to make restricted payments, as well as other significant restrictions imposed on us by the senior notes, see the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005. As of June 30, 2006, we met those requirements and had approximately $1.7 billion of availability to make restricted payments.

If the senior note covenants are breached or if we fail to make payments under our material debt obligations or the RPA, certain creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral. This may also cause a termination event to occur under the RPA and a default under the senior notes. Additional indebtedness that we may incur in the future may also contain similar covenants, as well as other restrictive provisions. Cross-default and cross-acceleration clauses in the RPA, the Inventory Facility, the senior notes and any future additional indebtedness could have an adverse effect upon our financial position and liquidity.

We were in compliance with all of our debt covenants at June 30, 2006.

We have used surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. We have replaced some surety bonds with other forms of financial assurance. The use of other forms of financial assurance and collateral have a negative impact on liquidity. We have committed $111 million of liquidity sources for financial assurance purposes as of June 30, 2006, unchanged during the second quarter, and expect no material changes during the remainder of 2006.

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $535 million relating to Environmental Revenue Bonds and two capital leases, as well as $40 million relating to certain operating leases, may be declared immediately due and payable.

As of June 30, 2006, we have accrued a total of $283 million, including interest payable, which has not been paid to the NBT because the NBT has not been established. See “Results of Operations – Operating expenses - Profit-based union payments.”

We currently plan to make a voluntary contribution of at least $130 million to our main defined benefit pension plan by the end of the year. The timing and exact amount of such contribution will depend on the outcome of pension legislation currently being considered by Congress.

The following table summarizes U. S. Steel’s liquidity as of June 30, 2006:

(Dollars in millions)

Cash and cash equivalents (a)	$1,457
Amount available under Receivables Purchase Agreement	500
Amount available under Inventory Facility	598
Amounts available under USSK credit facilities	56
Amounts available under USSB credit facilities	32

Total estimated liquidity	$2,643

(a)	Excludes $20 million of cash related to the Clairton 1314B Partnership because it is not available for U. S. Steel's use.

Our liquidity at June 30, 2006 was virtually unchanged from December 31, 2005.

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

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new off-balance sheet arrangements during the first six months of 2006.

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

USSK is subject to the laws of Slovakia and the European Union (EU). The environmental requirements of Slovakia and the EU are comparable to domestic environmental standards. There are no legal proceedings pending against USSK involving environmental matters. USSK has entered into an agreement with the Slovak government to bring its facilities into environmental compliance in order to meet environmental standards as established from time to time by Slovak law. One current compliance project is a dedusting system for Steel Shop No. 2 to meet air emission standards for particulates. These standards are applicable January 1, 2007 and USSK is attempting to complete the project by this deadline; however, project completion is currently anticipated for the third quarter of 2007. Failure to meet the applicable deadline could result in the imposition of corrective measures by the Slovak Ministry of Environment (Ministry).

While the United States of America has not ratified the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC), in order to provide EU member states a mechanism for fulfilling their Kyoto commitments, has established its own CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan (NAP I) for Slovakia that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Ministry imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. In addition, USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. However, the actual shortfall of allowances for the initial allocation period covered by NAP I (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted at this time. Based on the fair value of the anticipated shortfall of allowances related to production through June 2006, a long-term other liability of $11 million has been charged to income and recorded on the balance sheet. At December 31, 2005, the long-term liability was $4 million. Recently Slovakia finished preparation of its proposed national allocation plan for the second CO2 trading period, 2008-2012 (NAP II). NAP II will be submitted to the EC for review and approval. The deadline for the EC to approve NAP II is December 31, 2006. As was the case with NAP I, the EC is not required to approve NAP II as submitted. The potential financial and/or operational impacts of NAP II are not currently determinable.

Domestically, while ratification of the Kyoto Protocol does not seem likely in the near term, there remains the possibility that limitations may be imposed on greenhouse gases. The impact on our domestic operations cannot be estimated.

USSB is subject to the laws of Serbia. These laws are currently less restrictive than either the EU or U.S. standards, but this is expected to change over the next several years in anticipation of possible EU accession. Under the terms of the acquisition, USSB will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study. The study was completed in June 2004 and submitted to the Government of Serbia.

U. S. Steel has been notified that it is a potentially responsible party (PRP) at 19 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of June 30, 2006. In addition, there are 14 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 39 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 16 to Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the second quarter of 2006, U. S. Steel accrued $7 million for environmental matters for domestic and foreign facilities. The total accrual for such liabilities at June 30, 2006 was $145 million. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards (FAS) No. 143.

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

OUTLOOK

We expect continued strong operating results for our three reportable segments in the third quarter of 2006. Healthy steel consumption levels are expected during the quarter along with further increases in flat-rolled prices in the U.S. and in Europe.

For Flat-rolled, we expect increased third quarter 2006 average realized prices, partially offset by increased costs for raw materials and outages, and shipments are expected to be comparable to second quarter levels.

Third quarter average realized prices are also expected to improve for USSE, partially offset by higher costs, primarily for raw materials. Shipments are expected to remain at second quarter levels. In Serbia, we are currently involved in discussions with our employees, unions and local government agencies regarding a workforce reduction plan that may be initiated as early as the third quarter.

Shipments and average realized prices for the Tubular segment in the third quarter of 2006 are expected to be in line with second quarter levels, and costs are expected to improve due mainly to lower outage costs.

This release contains forward-looking statements with respect to market conditions, operating costs, shipments and prices. Some factors, among others, that could affect market conditions, costs, shipments and prices for both domestic operations and USSE include global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of facility projects; natural gas and electricity prices and usage; raw materials availability and prices; the impact of fixed prices in energy and raw materials contracts (many of which have terms of one year or longer) as compared to shorter-term contracts and spot prices of steel products; changes in environmental, tax and other laws; employee strikes; power outages or curtailments; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Economic conditions and political factors in Europe that may affect USSE’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2005, and in subsequent filings for U. S. Steel.

INTERNATIONAL TRADE

During the first six months of 2006, the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) completed their five-year “sunset” reviews of existing trade relief pertaining to Seamless Standard, Line and Pressure Pipe (SSLPP), Tin-Coated and Chromium-Coated Steel Sheet (Tinplate) and Welded Pipe and Tube (Welded Pipe).

In the SSLPP proceedings, the DOC and ITC made determinations to continue orders against large diameter and small diameter product from Japan and small diameter product from Romania. These orders will therefore remain in effect. The ITC decided to discontinue orders pertaining to large diameter product from Mexico and small diameter product from the Czech Republic and South Africa.

The Tinplate proceeding involved an anti-dumping order against product from Japan. Both the DOC and the ITC made determinations to continue the order for another five years. However, this matter remains on appeal before the U.S. Court of Appeals for the Federal Circuit.

In the Welded Pipe proceeding, both the DOC and the ITC made determinations to continue anti-dumping orders against product from Brazil, India, South Korea, Mexico, Taiwan, Thailand and Turkey; and to continue a countervailing duty order against Turkey.

As reported in the Annual Report on Form 10-K for the year ended December 31, 2005, the DOC and the ITC are currently conducting, or will commence this year, five year “sunset” reviews of other existing trade relief of interest to U. S. Steel: Corrosion-Resistant Carbon Steel Flat Products, Oil Country Tubular Goods, Seamless Pipe, Hot-rolled Sheet and Strip and Welded Large Diameter Line Pipe. Decisions concerning these reviews are expected to be made later this year or in 2007.

ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. U. S. Steel is in the process of evaluating the financial impact of adopting FIN 48.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards (FAS) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (FAS 155). This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect any financial statement implications related to the adoption of this Statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK AND RELATED RISK

We had no open derivative commodity instruments as of June 30, 2006. We use commodity-based derivative instruments to manage our market risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase of natural gas and nonferrous metals. Derivative instruments used for trading and other activities have been marked-to-market and the resulting gains or losses recognized in the current period in income from operations. For future periods, we may elect to use hedge accounting for certain transactions, primarily related to natural gas purchases.

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in June 30, 2006 interest rates on the fair value of the U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)	Fair Value	Incremental Increase in Fair Value (b)
Non-Derivative Financial Instruments (a)
Financial assets:
Investments and long-term receivables	$15	$-
Financial liabilities:
Long-term debt (c) (d)	$1,413	$34

(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)	Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at June 30, 2006, on the fair value of U. S. Steel’s non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at June 30, 2006.
(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

At June 30, 2006, U. S. Steel’s portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $34 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel’s results and cash flows only to the extent that U. S. Steel repurchased or otherwise retired all or a portion of its fixed-rate debt portfolio at prices above carrying value.

FOREIGN CURRENCY EXCHANGE RATE RISK

U. S. Steel, primarily through U. S. Steel Europe, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At June 30, 2006, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $24.4 million) and Slovak koruna (total notional value of approximately $65.2 million). A 10 percent increase in the June 30, 2006 euro forward rates would result in a $6.3 million charge to income.

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

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2006	2005	2006	2005
INCOME FROM OPERATIONS
Flat-rolled	$212	$190	$339	$525
U. S. Steel Europe	188	149 (a)	313	369 (a)
Tubular	146	133	323	255
Other Businesses	33	23	33	6

Segment Income from Operations	579	495	1,008	1,155
Retiree benefit expenses	(65)	(70)	(120)	(153)
Other items not allocated to segments:
Asset impairment charge	-	-	(5)	-
Workforce reduction charges	-	(6)	-	(6)
Stock appreciation rights	-	2	-	3
Property tax settlement gain	-	-	-	70

Total Income from Operations	$514	$421	$883	$1,069

CAPITAL EXPENDITURES
Flat-rolled	$32	$78	$101	$137
U. S. Steel Europe	51	59	95	108
Tubular	1	-	1	3
Other Businesses	40	20	54	31

Total	$124	$157	$251	$279

OPERATING STATISTICS
Average realized price: ($/net ton)(b)
Flat-rolled Products	$624	$633	$620	$642
U. S. Steel Europe	581	643	563	663
Tubular Products	1,479	1,302	1,493	1,233
Steel Shipments: (b)(c)
Flat-rolled Products	3,878	3,224	7,407	6,759
U. S. Steel Europe	1,652	1,332	3,160	2,622
Tubular Products	298	297	617	600
Raw Steel-Production: (c)
Domestic Facilities	4,585	3,597	8,726	7,900
U. S. Steel Europe	1,803	1,486	3,556	3,034
Raw Steel-Capability Utilization: (d)
Domestic Facilities	94.8%	74.4%	90.7%	82.1%
U. S. Steel Europe	97.4%	80.2%	96.6%	82.4%
Domestic iron ore production (c)	5,493	5,670	10,966	11,052
Domestic coke production (c)(e)	1,485	1,585	2,975	3,005
(a)	As a result of the change from the LIFO to FIFO method of inventory accounting at USSK (see further information in Note 1 to Financial Statements), USSE income from operations for the quarter and six months ended June 30, 2005 increased from $141 million to $149 million and from $353 million to $369 million, respectively.
(b)	Excludes intersegment transfers.
(c)	Thousands of net tons.
(d)	Based on annual raw steel production capability for domestic facilities of 19.4 million net tons and annual raw steel production capability for U. S. Steel Europe of 7.4 million net tons.
(e)	Includes the Clairton 1314B Partnership.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of June 30, 2006, project costs have amounted to $52.7 million. U. S. Steel anticipates doing additional dredging at a cost of $8.4 million. U. S. Steel is presently in discussions with the dredging contractor and continues to work with EPA in an effort to reduce the anticipated cost of this work. The Corrective Action Management Unit (CAMU) will remain available to receive dredged materials from the Grand Calumet River and could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. CAMU maintenance and wastewater treatment are anticipated to be an additional $2.1 million for the next five years. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $1.2 million.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites and one solid waste disposal site located on plant property with total costs estimated to be $19.1 million.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for solid waste management units throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. All remaining Phase I work plans have been approved by EPA and reports of field investigation findings have been submitted to EPA. Two Phase II RFI work plans have been submitted to EPA for approval. Four self-implementing interim measures have been completed. Through June 30, 2006, U. S. Steel has spent approximately $22.0 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel is preparing a proposal to EPA seeking approval for perimeter groundwater monitoring and has informed EPA that it will perform an investigation of sediments in the West Grand Calumet Lagoon. The costs to complete the Phase I work and implement the field investigations for the submitted Phase II work plans, the anticipated perimeter groundwater monitoring and investigation of the West Grand Calumet Lagoon are estimated to be $3.7 million. U. S. Steel is preparing a proposal to EPA seeking approval to implement Corrective Measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the Corrective Measures for soil contamination to be approximately $3.4 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary.

In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management (IDEM), acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs. A Consent Decree memorializing this settlement was entered on the record by the court and thereafter became effective April 1, 2005. U. S. Steel paid its entire share of the assessment costs and $4.5 million of its share of the restoration costs to the public trustees in 2005. U. S. Steel paid an additional $4.0 million of its share of restoration costs plus interest in 2006. A balance of $12.0 million in restoration costs remains to be paid by U. S. Steel to complete its settlement obligations.

On November 30, 1999, IDEM issued a notice of violation (NOV) alleging various air violations at Gary Works, including opacity violations at the No. 1 BOP and pushing violations at the four coke batteries. On August 21, 2002, IDEM issued a revised NOV which supercedes the 1999 NOV and includes alleged violations at the blast furnaces, steel shops and coke batteries from 1998 to 2002. On December 27, 2005, IDEM issued a NOV which includes alleged violations at the No. 8 Blast Furnace and the Coke Batteries for the period of 2002 through 2005. The cost of the settlement of this matter is currently indeterminable. U. S. Steel received a draft Agreed Order from IDEM on June 27, 2006. IDEM has included a proposed penalty of $2.3 million. The Agreed Order also includes pushing compliance plans, a door work practice plan, a refractory repair plan, monitoring of flue caps, installation of two ambient monitors and compliance with all coke battery requirements by January 1, 2007. U. S. Steel will meet with IDEM to discuss this proposed Order in July 2006.

Clairton

In March 2006, U. S. Steel met with Allegheny County Health Department (ACHD) to discuss entering into a Consent Order to address compliance with the stack opacity limit at the pushing emission control baghouse for B Battery. No penalty amount was discussed but a penalty is anticipated. U. S. Steel had already submitted a compliance plan to ACHD committing to repair of 24 thru-walls. U. S. Steel received a draft Consent Order from ACHD on July 3, 2006, and is reviewing that proposed order.

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

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at its Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $426,000.

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and The U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two Supplemental Environmental Projects (SEPs) at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved and field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. The cost to complete this study is estimated to be $327,000. In addition, U. S. Steel has implemented a final corrective measure for remediation of Upper Opossum Creek and has completed the field work for this final measure. The cost to complete this work is estimated to be $2.0 million. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc. whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Implementation of the Phase I fieldwork for Ensley commenced in June 2004. The cost to complete this study is approximately $329,000.

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

On January 6, 2006, Great Lakes Works received a proposed administrative consent order from MDEQ that alleged violations of NPDES permits at the facility. U. S. Steel is engaged in negotiations with MDEQ to resolve this matter and U. S. Steel has submitted a proposed revised consent order with a proposed penalty of $50,000 to MDEQ. The proposed order identifies certain corrective actions desired by MDEQ to address the alleged violations. Great Lakes Works had previously initiated work on some of these corrective actions and is committed to do others. One of the corrective actions addresses three river basins along the Detroit River and U. S. Steel has undertaken a project to remove historic basin sediments from these areas. As of June 30, 2006, $1.0 million has been spent on the project. Costs to complete the river basin project are estimated to be $1.8 million. Costs to complete the remaining corrective actions are presently not determinable.

Duluth Works

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.1 million for cleanup and agency oversight costs through June 30, 2006. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable. Study and oversight costs are currently estimated at $283,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five-year review recommendations.

Granite City Works

Granite City Works received two NOVs, dated February 20, 2004 and March 25, 2004 for air violations at the coke batteries, the blast furnace and the steel shop. All of the issues have been resolved except for an issue relating to air emissions that occur when coke is pushed out of the ovens for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. The case is anticipated to be resolved by entering into a Consent Order, which will include a revised pushing compliance plan and a penalty. IEPA has proposed a civil penalty of $175,000. On September 14, 2005, the Illinois Attorney General filed a complaint in the Madison County Circuit Court, titled People of the State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation, which included the issues raised in the two NOVs. U. S. Steel submitted a counteroffer of $125,000 for the civil penalty and will submit to IEPA an updated pushing compliance plan.

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

ASBESTOS LITIGATION

As of June 30, 2006, U. S. Steel was a defendant in approximately 230 active cases involving approximately 4,050 plaintiffs (claims). At December 31, 2005, U. S. Steel was a defendant in approximately 500 active cases involving approximately 8,400 plaintiffs. During the first six months of 2006, settlements and dismissals resulted in the disposition of approximately 4,700 claims and U. S. Steel paid approximately $1.4 million in settlements. New filings added approximately 350 claims.

Many of these cases involve multiple defendants (typically from fifty to more than one hundred). More than 3,800, or approximately 94 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 100 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

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

Item 1A. RISK FACTORS

During the second quarter of 2006, there were no material changes to the risk factors that were disclosed in Item 1A of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

U. S. Steel had no sales of unregistered securities during the period covered by this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by U. S. Steel of its equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1-31, 2006 (a)	121,818	$63.87	100,000	7,900,000
June 1-30, 2006	1,777,000	$62.37	1,777,000	6,123,000
(a)	The “Total Number of Shares Purchased” column includes 21,818 shares that were purchased pursuant to the exercise by 2002 Stock Plan participants of their right to elect Stock-for-Tax-Withholding in connection with the vesting of restricted shares under the plan.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 25, 2006. The following matters were acted upon.

ELECTION OF DIRECTORS

J. Gary Cooper, Frank J. Lucchino, Seth E. Schofield and John P. Surma were elected to serve three-year terms as Class II directors by the following votes:

Nominee	Votes For	Votes Withheld
J. Gary Cooper	97,116,497	1,199,155
Frank J. Lucchino	96,965,213	1,350,439
Seth E. Schofield	96,790,716	1,524,936
John P. Surma	96,871,024	1,444,628

Continuing as Class III directors for a term expiring in 2007 are Robert J. Darnall, John G. Drosdick and Charles R. Lee. Continuing as Class I directors for a term expiring in 2008 are Richard A. Gephardt, Dan D. Sandman and Douglas C. Yearley.

ELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP (PwC) was elected as the independent registered public accounting firm by the following votes:

Votes For	Votes Against	Abstain
97,094,404	491,200	730,048

Item 6. EXHIBITS

10.1	Summary of Non-employee Director Compensation Arrangements

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Larry G. Schultz

Larry G. Schultz
Vice President and Controller

July 28, 2006

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.