Form 10-Q
period 2006-09-30
UNITED STATES STEEL CORP
filed 2006-11-02
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Common stock outstanding at November 1, 2006 – 118,474,256 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2006	Adjusted (Note 1) 2005	2006	Adjusted (Note 1) 2005
Net sales:
Net sales	$3,865	$2,981	$11,243	$9,842
Net sales to related parties	241	219	698	727

Total	4,106	3,200	11,941	10,569

Operating expenses (income):
Cost of sales (excludes items shown below)	3,308	2,830	9,745	8,660
Selling, general and administrative expenses	144	150	458	473
Depreciation, depletion and amortization (Note 6)	113	88	339	274
Income from investees	(19)	(2)	(39)	(28)
Net gains on disposal of assets	-	(7)	(2)	(17)
Other income, net	(1)	(7)	(4)	(10)

Total	3,545	3,052	10,497	9,352

Income from operations	561	148	1,444	1,217
Net interest and other financial costs (Note 7)	7	20	37	113

Income before income taxes and minority interests	554	128	1,407	1,104
Income tax provision (Note 8)	136	27	317	275
Minority interests	1	8	13	28

Net income	417	93	1,077	801
Dividends on preferred stock (Note 9)	-	(4)	(8)	(13)

Net income applicable to common stock	$417	$89	$1,069	$788

Income per common share (Note 9):
Net income per share:
- Basic	$3.44	$0.77	$9.39	$6.90
- Diluted	$3.42	$0.71	$8.67	$6.13
Weighted average shares, in thousands:
- Basic	121,270	113,980	113,764	114,054
- Diluted	121,964	130,339	124,226	130,583

Dividends paid per share	$0.15	$0.10	$0.40	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,410	$1,479
Receivables, less allowance of $61 and $68 (Note 13)	1,871	1,520
Receivables from related parties (Note 15)	147	89
Inventories (Note 10)	1,673	1,466
Deferred income tax benefits (Note 8)	167	275
Other current assets	17	13

Total current assets	5,285	4,842
Investments and long-term receivables, less allowance of $6 and $2	284	288
Long-term receivables from related parties (Note 15)	4	4
Property, plant and equipment - net (Note 6)	4,269	4,015
Intangible pension asset	252	251
Other intangible assets, less accumulated amortization of $31 and $24	23	29
Deferred income tax benefits (Note 8)	170	211
Other noncurrent assets	175	182

Total assets	$10,462	$9,822
Liabilities
Current liabilities:
Accounts payable	$1,286	$1,208
Accounts payable to related parties (Note 15)	69	48
Bank checks outstanding	120	115
Payroll and benefits payable	1,102	912
Accrued taxes (Note 8)	123	186
Accrued interest	42	31
Short-term debt and current maturities of long-term debt (Note 11)	26	249

Total current liabilities	2,768	2,749
Long-term debt, less unamortized discount (Note 11)	1,327	1,363
Employee benefits	1,786	2,008
Deferred credits and other liabilities	355	346

Total liabilities	6,236	6,466

Contingencies and commitments (Note 16)
Minority interests	31	32

Stockholders' Equity:
Series B Mandatory Convertible Preferred shares (no par value, 0 and 5,000,000 shares issued, liquidation preference $50 per share) (Note 9)	-	216
Common stock (123,784,911 and 114,585,727 shares issued) (Note 9)	124	115
Treasury stock, at cost (4,995,055 and 5,799,650 shares)	(298)	(253)
Additional paid-in capital	2,942	3,061
Retained earnings	2,628	1,605
Accumulated other comprehensive loss (Note 14)	(1,201)	(1,418)
Deferred compensation	-	(2)

Total stockholders’ equity	4,195	3,324

Total liabilities and stockholders’ equity	$10,462	$9,822

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2006	Adjusted (Note 1) 2005
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,077	$801
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	339	274
Provision for doubtful accounts	2	6
Pensions and other postretirement benefits	(199)	(77)
Minority interests	13	28
Deferred income taxes	124	85
Net gains on disposal of assets	(2)	(17)
Property tax settlement gain	-	(95)
Income from equity investees, and distributions received	(2)	2
Changes in:
Current receivables	(335)	153
Inventories	(180)	(137)
Current accounts payable and accrued expenses	211	(104)
All other, net	(13)	(35)

Net cash provided by operating activities	1,035	884

Investing activities:
Capital expenditures	(397)	(473)
Disposal of assets	6	25
Restricted cash, net	6	7
Investments, net	-	4

Net cash used in investing activities	(385)	(437)

Financing activities:
Repayment of debt	(277)	(7)
Common stock issued	16	27
Common stock repurchased	(396)	(52)
Distribution to minority interest owners	(15)	(26)
Dividends paid	(54)	(45)
Change in bank checks outstanding	5	20
Excess tax benefits from stock-based compensation	2	-

Net cash used in financing activities	(719)	(83)

Effect of exchange rate changes on cash	-	(7)

Net increase (decrease) in cash and cash equivalents	(69)	357
Cash and cash equivalents at beginning of year	1,479	1,037

Cash and cash equivalents at end of period	$1,410	$1,394
Cash provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(92)	$(83)
Income taxes paid to taxing authorities	(250)	(210)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) is engaged domestically in the production, sale and transportation of steel mill products, coke and iron ore pellets; the management and development of real estate; and, through U. S. Steel Kosice (USSK) in the Slovak Republic and U. S. Steel Balkan (USSB) in the Republic of Serbia, in the production and sale of steel mill products.

During the fourth quarter of 2005, U. S. Steel changed its method of determining the cost of USSK inventories from the last-in, first out (LIFO) method to the first-in, first-out (FIFO) method. Management considers the FIFO method to be preferable to the LIFO method for USSK because it creates a consistent method of determining the cost of inventories within the U. S. Steel Europe (USSE) reportable segment and provides comparability of the USSE reportable segment with major international competitors. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (FAS) No. 154, “Accounting Changes and Error Corrections,” prior period results have been adjusted to apply the new method. See Note 2 to the financial statements in the United States Steel Corporation 2005 Annual Report on Form 10-K. This change decreased net income by $14 million, or 11 cents per diluted share, for the quarter ended September 30, 2005 and $6 million, or 5 cents per diluted share, for the nine months ended September 30, 2005.

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

Stock-based compensation

Prior to January 1, 2006, U. S. Steel accounted for stock-based compensation following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Effective January 1, 2006, U. S. Steel adopted the fair value recognition provisions of FAS No. 123(R), “Share-Based Payments,” (FAS 123(R)) which requires the recognition of compensation expense for stock-based compensation based on the grant date fair value. U. S. Steel has elected the modified prospective application method for adoption, and prior period consolidated financial statements have not been restated. Under this adoption method, compensation expense recognized in the nine months ended September 30, 2006 includes compensation expense related to the May 2006 grants and the applicable amounts of compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and previously presented in the pro forma footnote disclosures). Prior to the adoption of FAS 123(R), no compensation expense was recorded for stock options.

Stock-based compensation expense

The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Third Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation expense recognized:
Cost of sales	$1	$4
Selling, general and administrative expenses	2	7

Total	3	11
Related deferred income tax benefit	1	4

Decrease in net income	$2	$7
Decrease in basic earnings per share	$0.02	$0.06
Decrease in diluted earnings per share	$0.02	$0.06

As of September 30, 2006, total future compensation cost related to nonvested stock-based compensation arrangements was $25 million, and the weighted-average period over which this cost is expected to be recognized is less than eighteen months.

Prior period pro forma presentations

The following pro forma information is provided for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provision of FAS No. 123 had been applied to stock-based employee compensation prior to January 1, 2006:

	Adjusted (Note 1)
(In millions, except per share amounts)	Third Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income	$93	$801
Add: Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	1	(1)
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	3	5

Pro forma net income	$91	$795

Net income per share:
- As reported - basic	$0.77	$6.90
- diluted	0.71	6.13
- Pro forma - basic	0.76	6.85
- diluted	0.70	6.10

Stock options

In accordance with FAS 123(R), compensation expense for stock options is now recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model using the assumptions listed below. The May 2005 awards vested over a one-year service period and have a term of eight years. The May 2006 awards vest ratably over a three-year service period and have a term of ten years.

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

Certain stock options include tandem stock appreciation rights (SARS) that contain the right to receive cash. No SARS were issued in 2006, 2005 and 2004 and the 32,600 outstanding SARS are fully vested. Under FAS 123(R), compensation expense continues to be recorded for changes in the market value of unexercised SARS.

The following table shows a summary of the status and activity of stock options for the nine months ended September 30, 2006:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	2,137,730	$34.22
Granted May 30, 2006	344,490	65.40
Exercised	(374,664)	32.93
Forfeited or expired	(4,900)	40.37

Outstanding at September 30, 2006	2,102,656	$39.54	6.3	$38
Exercisable at September 30, 2006	1,758,166	$34.48	6.0	$41

During the nine months ended September 30, 2006, the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $11 million. The total amount of cash received by U. S. Steel from the exercise of options was $12 million during the nine months ended September 30, 2006, and the related net tax benefit realized from the exercise of these options was $4 million.

Stock awards

In accordance with FAS 123(R), compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.

Remaining outstanding performance restricted stock awards, a type of award granted prior to 2006, vest in three tranches, subject to U. S. Steel’s satisfaction of certain performance criteria during 2005. In May 2006, the Compensation & Organization Committee determined that the performance criteria had been satisfied and a portion of the performance restricted stock awards vested (52,900 shares). The remaining 72,100 shares are scheduled to vest ratably, in May 2007 and May 2008, conditioned upon participants’ continued employment.

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

The following table shows a summary of the performance stock awards as of September 30, 2006:

Performance Period	Fair Value (in millions)	Unrecognized Compensation Expense (in millions)	Minimum Shares	Target Shares	Maximum Shares
2006 - 2009	$6	$5	-	95,400	190,800

The following table shows a summary of the status and activity of nonvested stock awards for the nine months ended September 30, 2006:

	Performance Restricted Stock Awards	Restricted Stock Awards	Performance Stock Awards	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	125,000	-	-	125,000	$40.37
Granted May 30, 2006	-	229,380	95,400	324,780	64.91
Vested	(52,900)	-	-	(52,900)	40.37
Performance award adjustment (a)	-	-	5,867	5,867	63.74
Forfeited or expired	-	-	-	-	-

Nonvested at September 30, 2006	72,100	229,380	101,267	402,747	$60.50
(a)	A performance award adjustment was determined using a Monte Carlo simulation technique to reflect potential outcomes of the peer group comparison at the end of the three-year performance period.

3.	New Accounting Standards

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158). This Statement requires recognition of the funded status of a benefit plan in the balance sheet and has no income statement effect. The funded status of a plan is measured as the difference between plan assets at fair value and the benefit obligation. FAS 158 also requires recognition of the deferred actuarial gains or losses and prior service costs or credits as a component of other comprehensive income. This Statement also requires additional disclosures about the annual effects on net periodic benefit cost arising from the recognition of the deferred actuarial gains or losses and prior service costs or credits. The recognition and disclosure requirements of FAS 158 are effective for the fiscal year ending December 31, 2006, with early application encouraged. U. S. Steel is in the process of evaluating the financial impact of adopting FAS 158. Application of this Standard at December 31, 2005 would have resulted in a reduction in the intangible asset of $250 million, an increase in employee benefit liabilities of approximately $690 million, an increase in deferred tax assets of approximately $365 million and a decrease in stockholders’ equity of approximately $575 million. However, the actual impact of the adoption of FAS 158 at December 31, 2006 could differ significantly from these estimates due to contributions made and the actual returns on plan assets during 2006, as well as potential changes in underlying economic conditions which influence the assumptions used in the actuarial valuation of plan assets and obligations, including the estimated return on plan assets and discount rates.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. This Statement is effective as of January 1, 2008. U. S. Steel does not expect any material financial statement implications relating to the adoption of this Statement.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. For U. S. Steel, SAB 108 is effective for the fiscal year ending December 31, 2006. SAB 108 does not require prior period restatement as a result of adopting the new guidance if management properly applied its previous approach to assessing unrecorded misstatements and all relevant qualitative factors were considered. The cumulative effect of the initial application of SAB 108, if any, would be reported in the carrying amounts of assets and liabilities as of January 1, 2006, with an offsetting adjustment to the beginning balance of retained earnings. The nature and amount of each of the individual misstatements corrected would be required to be disclosed. U. S. Steel is in the process of evaluating the financial statement impact, if any, of adopting SAB 108.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for U. S. Steel on January 1, 2007. U.S. Steel is still in the process of evaluating the financial impact of adopting FIN 48.

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

The results of segment operations for the third quarter of 2006 and 2005 are:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
Third Quarter 2006
Flat-rolled	$2,545	$108	$2,653	$18	$230
USSE	1,036	-	1,036	1	219
Tubular	455	-	455	-	164

Total reportable segments	4,036	108	4,144	19	613
Other Businesses	70	289	359	-	39
Reconciling Items	-	(397)	(397)	-	(91)
Total	$4,106	$-	$4,106	$19	$561
Third Quarter 2005
Flat-rolled	$2,005	$181	$2,186	$2	$41
USSE (a)	725	-	725	-	21
Tubular	368	-	368	-	124

Total reportable segments	3,098	181	3,279	2	186
Other Businesses	102	218	320	-	21
Reconciling Items	-	(399)	(399)	-	(59)
Total	$3,200	$-	$3,200	$2	$148
(a)	As a result of the change from the LIFO to the FIFO method of inventory costing at USSK (see further information in Note 1), USSE income from operations for the quarter ended September 30, 2005 decreased from $32 million to $21 million.

The results of segment operations for the first nine months of 2006 and 2005 are:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
First Nine Months 2006
Flat-rolled	$7,452	$349	$7,801	$38	$569
USSE	2,893	9	2,902	1	532
Tubular	1,384	-	1,384	-	487

Total reportable segments	11,729	358	12,087	39	1,588
Other Businesses	212	765	977	-	72
Reconciling Items	-	(1,123)	(1,123)	-	(216)
Total	$11,941	$-	$11,941	$39	$1,444
First Nine Months 2005
Flat-rolled	$6,659	$398	$7,057	$27	$566
USSE (a)	2,545	11	2,556	1	390
Tubular	1,118	-	1,118	-	379

Total reportable segments	10,322	409	10,731	28	1,335
Other Businesses	247	609	856	-	27
Reconciling Items	-	(1,018)	(1,018)	-	(145)
Total	$10,569	$-	$10,569	$28	$1,217
(a)	As a result of the change from the LIFO to the FIFO method of inventory costing at USSK (see further information in Note 1), USSE income from operations for the nine months ended September 30, 2005 increased from $385 million to $390 million.

The following is a schedule of reconciling items to income from operations:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Items not allocated to segments:
Retiree benefit expenses	$(70)	$(55)	$(190)	$(208)
Other items not allocated to segments:
Workforce reduction charges (Note 5)	(21)	(3)	(21)	(9)
Asset impairment charge (Note 6)	-	-	(5)	-
Property tax settlement gain (Note 8)	-	-	-	70
Stock appreciation rights (Note 2)	-	(1)	-	2

Total other items not allocated to segments	(21)	(4)	(26)	63

Total reconciling items	$(91)	$(59)	$(216)	$(145)

5.	Pension and Other Benefits

The following table reflects components of net periodic benefit cost for the third quarter ended September 30, 2006 and 2005:

	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Service cost	$24	$24	$3	$3
Interest cost	102	108	37	37
Expected return on plan assets	(140)	(138)	(10)	(9)
Amortization of prior service cost	15	24	(11)	(11)
Amortization of net loss	39	39	9	7

Net periodic benefit cost, excluding below	40	57	28	27
Multiemployer plans	8	7	-	-
Settlement, termination and curtailment losses	11	3	-	-

Net periodic benefit cost	$59	$67	$28	$27

The following table reflects components of net periodic benefit cost for the nine months ended September 30, 2006 and 2005:

	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Service cost	$73	$71	$10	$9
Interest cost	306	323	111	112
Expected return on plan assets	(419)	(412)	(32)	(27)
Amortization of prior service cost	46	72	(34)	(34)
Amortization of net loss	115	118	28	22

Net periodic benefit cost, excluding below	121	172	83	82
Multiemployer plans	22	20	-	-
Settlement, termination and curtailment losses	11	12	-	-

Net periodic benefit cost	$154	$204	$83	$82

During the third quarter of 2006, approximately 1,800 USSB employees (approximately 23 percent of the workforce) accepted a severance or voluntary early retirement plan (VERP). Employee severance and net employee benefit charges of $21 million (including the $11 million in settlement, termination and curtailment losses reflected in the table above) were recorded for those employees who accepted the offer. Of this expense, $4 million was recorded in selling, general and administrative expenses and $17 million in cost of sales. As of September 30, 2006 approximately 1,300 employees had left the Company and $15 million of cash payments had been made. The remaining cash payments of approximately $7 million will be made when the remaining employees leave the Company, primarily in the fourth quarter 2006.

During the second quarter of 2005, a VERP was offered to certain employees of USSK and special termination benefit charges of $3 million and $9 million were recorded during the quarter and nine months ended September 30, 2005, respectively for those employees who accepted the offer. Of this expense, $3 million and $8 million was recorded in selling, general and administrative expenses during the quarter and nine months ended September 30, 2005, respectively and $1 million in cost of sales during the nine months ended September 30, 2005.

Employer contributions

U. S. Steel made a voluntary contribution of $140 million to its main defined benefit pension plan in the third quarter 2006. In the first nine months of 2006, in addition to $7 million in payments related to the USSB VERP (which is included in the $15 million discussed above), cash payments of $11 million were made to other pension plans and cash payments of $21 million were made to the Steelworkers Pension Trust (SPT). For the year, U. S. Steel expects to make a total of $12 million in payments related to the USSB VERP, $14 million of payments to other pension plans not funded by trusts, and $29 million of payments to the SPT.

U. S. Steel also made contributions of $60 million to its trust for retiree health and life insurance during the first nine months of 2006, $50 million of which was a voluntary contribution made in the second quarter. Aside from these amounts, U. S. Steel expects to make cash payments totaling $253 million for other postretirement benefit payments not funded by trusts in 2006, and made a contribution of $20 million to the retiree life trust covering salaried employees in the fourth quarter 2006. In the first nine months of 2006, cash payments of $193 million were made for other postretirement benefit payments not funded by trusts.

U. S. Steel’s Board of Directors has authorized additional voluntary contributions of up to $300 million to our trusts for pensions and healthcare by the end of 2008.

Company contributions to defined contribution plans totaled $6 million and $5 million for the third quarter ended September 30, 2006 and 2005, respectively and $16 million and $14 million for the nine months ended September 30, 2006 and 2005, respectively.

Passed into law in August 2006, the new Pension Protection Act legislation prescribes a new methodology for calculating the minimum amount companies must contribute to their defined benefit pension plans beginning in 2008. While U.S. Steel continues to study various aspects of the legislation, preliminary estimates are that the annual cash contributions required under the legislation for the first several years are not expected to be significantly different from the $140 million voluntary contribution that U. S. Steel made to its main defined benefit pension plan in August 2006. The contributions actually required will be greatly influenced by the frequency and level of voluntary contributions prior to 2008, the elective use or disavowal of existing credit balances in future periods and various economic factors and actuarial assumptions that may come to influence the level of the funded position as of December 31, 2007.

6.	Depreciation, Depletion and Amortization

An impairment review was completed in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, a charge of $5 million was recorded in depreciation, depletion and amortization on the consolidated statement of operations in the first quarter of 2006.

U. S. Steel records depreciation on a modified straight-line method for domestic steel-related assets based upon raw steel production levels. Applying modification factors decreased expenses by $4 million and $15 million for the third quarter of 2006 and 2005, respectively, and by $13 million and $36 million for the nine months ended September 30, 2006 and 2005, respectively.

Accumulated depreciation and depletion totaled $7,612 million and $7,301 million at September 30, 2006 and December 31, 2005, respectively.

7.	Net Interest and Other Financial Costs

Net interest and other financial costs include foreign currency gains and losses which, through December 31, 2005, included amounts related to the remeasurement of USSK’s and USSB’s net monetary assets into the U.S. dollar, which was the functional currency for both until December 31, 2005. As of January 1, 2006, the functional currency for USSK and USSB was changed from the U.S. dollar to the euro primarily because of significant changes in economic facts and circumstances as a result of Slovakia’s entry into the European Union (EU) and the subsequent entry of the Slovak koruna into the Exchange Rate Mechanism II in preparation for Slovakia’s adoption of the euro. Other factors that contributed to this change are the evolution of USSE into an autonomous business segment, the settlement of its U.S. dollar denominated debt and the establishment of euro-based debt facilities. This change in functional currency has been applied on a prospective basis and resulted in a credit to the foreign currency translation adjustment in other comprehensive income of $108 million at the date of change. After January 1, 2006, assets and liabilities of these entities are translated from euros to U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are recorded in the accumulated other comprehensive loss component of stockholders’ equity. During the third quarter of 2006, foreign currency gains of $6 million were recorded in net interest and other financial costs, compared with net losses of $3 million in the third quarter of 2005. During the first nine months of 2006, net foreign currency gains of $7 million were recorded in interest and other financial costs, compared to net foreign currency losses of $81 million in the first nine months of 2005.

Net interest and other financial costs for the first quarter 2005 included a favorable effect of $25 million related to the Gary Works property tax settlement. See Note 8 for further discussion.

8.	Income Taxes

Provision for taxes

The income tax provision in the first nine months of 2006 reflects an estimated annual effective tax rate of 24 percent, exclusive of some discrete period items that include a $15 million favorable adjustment recorded in the second quarter 2006 primarily related to the refinement of assumptions used to determine the estimated 2005 tax accrual. This provision is based on an estimated annual effective rate, which requires management to make its best estimate of annual forecast pretax income for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2006 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2006 could be materially different from the forecast annual tax provision as of the end of the third quarter.

Taxes on foreign income

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures within five years following the year in which the tax credit is claimed. See Note 16 for a discussion of the capital improvement program commitments to the Slovak government. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. In connection with Slovakia joining the EU, the total tax credit granted to

USSK was limited to $430 million for the period 2000 through 2009. Management expects that this limit may be reached prior to 2009. The Slovak government audited and confirmed that USSK has fulfilled all of the necessary conditions for claiming the tax credit for the years 2000 through 2005. As a result of claiming tax credits of 100 percent of USSK’s tax liability and management’s intent to reinvest earnings in foreign operations, virtually no current income tax provision was recorded for USSK income for the years 2000 through 2004, except for $32 million in Slovak tax payments remitted as a result of the settlement with the European Union in 2004. During 2005 and in the first nine months of 2006, a current income tax provision was recorded for USSK because the tax credit is limited to 50 percent of the statutory rate. Also, during 2005, a U.S. tax provision of approximately $16 million was recorded relating to the $300 million cash dividend repatriated in December 2005 under the temporary incentive provided for by the American Jobs Creation Act of 2004.

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

Status of IRS examinations

In connection with the separation of U. S. Steel from Marathon Oil Corporation (Marathon) on December 31, 2001, U. S. Steel and Marathon entered into a tax sharing agreement that provides for payments between U. S. Steel and Marathon for certain tax adjustments which may be made after the separation. The IRS audit of Marathon’s 1998-2001 consolidated tax returns was settled with the IRS in the second quarter of 2006 and was approved by the Congressional Joint Committee on Taxation in September 2006. U. S. Steel has a related receivable from Marathon in the amount of $47 million of which $34 million is tax and $13 million is interest and expects to receive payment of $34 million in the fourth quarter 2006 and the remainder in 2007.

The IRS audit of U. S. Steel’s 2002-2003 tax returns was completed in the second quarter of 2006 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from the settlement of these audits.

Deferred taxes

As of September 30, 2006, the net domestic deferred tax asset was $322 million compared to $472 million at December 31, 2005. Based on factors such as the length of time over which the deduction for employee benefit liabilities will be claimed on tax returns, the current law provisions which permit loss carryforwards for an extended period, and U. S. Steel’s demonstrated ability to utilize the entire amount of tax deductions and tax attributes over previous business cycles, management expects to realize tax benefits for the entire amount of these recorded tax assets.

As of September 30, 2006, the amount of net foreign deferred tax assets recorded was $15 million, net of an established valuation allowance of $109 million. As of December 31, 2005, the amount of net foreign deferred tax assets recorded was $14 million, net of an established valuation allowance of $81 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, Slovak koruna and Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to the cumulative losses experienced since the acquisition of USSB. As USSB generates sufficient income, the valuation allowance of $73 million for Serbian deferred tax assets as of September 30, 2006 would be partially or fully reversed at such time that it is more likely than not that they will be realized.

Sales taxes

Sales are recorded net of sales taxes that are charged to buyers. Sales taxes primarily relate to value-added tax on USSE sales.

9.	Income Per Common Share, Common and Preferred Shares

Income per common share

Basic net income per common share was calculated by adjusting net income for dividend requirements of any outstanding preferred stock and is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options, the vesting of stock awards and the conversion of any outstanding preferred stock, provided in each case the effect is dilutive. For the third quarter and nine months ended September 30, 2006, 694,167 and 10,462,390 additional shares, respectively, have been included in the computation of diluted net income per common share. For the third quarter and nine months ended September 30, 2005, 16,359,512 and 16,529,003 additional shares, respectively, have been included in the computation of diluted net income per common share. Net income has not been adjusted for preferred stock dividend requirements since their conversion was assumed.

Common Stock Repurchase Program

During the third quarter and first nine months of 2006, 4.7 million and 6.6 million shares, respectively of U. S. Steel common stock were repurchased in the open market for $279 million and $396 million, respectively. U. S. Steel has repurchased a total of 12.4 million shares for $650 million since its Common Stock Repurchase Program was initially announced in July 2005, and 1.5 million shares remain authorized for repurchase under the program. On October 31, 2006, the Board of Directors replenished the common stock repurchase program authorizing the repurchase of up to eight million shares of U. S. Steel common stock from time to time in the open market or privately negotiated transactions.

Preferred share conversion

The Series B Preferred shares mandatorily converted into 16 million shares of U. S. Steel common stock on June 15, 2006, based upon the average closing price for U. S. Steel’s common stock over a prescribed period before the conversion.

Dividends paid per share

On October 31, 2006, U. S. Steel announced an increase in the quarterly common stock dividend rate to 20 cents per share. The quarterly common stock dividend rate was 15 cents per share in the third quarter and second quarter 2006 and 10 cents per share during the first quarter 2006. The dividend rate was 10 cents per share for the third quarter and second quarter 2005 and 8 cents per share for the first quarter 2005.

10.	Inventories

The FIFO method is the method of inventory costing for USSE. The LIFO method is the predominant method of inventory costing for domestic inventories. At September 30, 2006 and December 31, 2005, the LIFO method accounted for 70 percent and 71 percent of total inventory values, respectively. Inventories are carried at the lower of cost or market.

(In millions)	September 30, 2006	December 31, 2005
Raw materials	$462	$428
Semi-finished products	661	568
Finished products	454	391
Supplies and sundry items	96	79

Total	$1,673	$1,466

Current acquisition costs were estimated to exceed the above inventory values by $770 million at September 30, 2006 and by $680 million at December 31, 2005. Cost of sales was increased by $6 million and $2 million in the third quarter of 2006 and 2005, respectively, and reduced by $2 million and $24 million in the first nine months of 2006 and 2005, respectively, as a result of liquidations of LIFO inventories.

Supplies and sundry items inventory in the table above includes $73 million and $58 million of real estate held for development or resale as of September 30, 2006 and December 31, 2005, respectively.

U. S. Steel has a coke swap agreement with another steel manufacturer designed to provide logistical efficiencies for the supply of coke to our operating locations. The coke swaps are recorded at cost in accordance with APB 29, “Accounting for Nonmonetary Transactions” and FAS No. 153, “Exchanges of Nonmonetary Assets.” U. S. Steel shipped approximately 125,530 tons and received approximately 123,259 tons of coke under the swap agreement during the first nine months of 2006. U. S. Steel shipped approximately 310,000 tons and received approximately 315,000 tons of coke under the swap agreement during the year ended December 31, 2005. There was no income statement impact related to these swaps.

11.	Debt

(In millions)	Interest Rates %	Maturity	Sept. 30, 2006	Dec. 31, 2005
Senior Notes	9 3/4	2010	$378	$378
Senior Notes	10 3/4	2008	348	348
Senior Quarterly Income Debt Securities	10	2031	49	49
Environmental Revenue Bonds	4 3/4 - 6 7/8	2009 – 2033	458	470
Inventory Facility		2009	-	-
Fairfield Caster Lease		2006 – 2012	60	66
Other capital leases and all other obligations		2006 – 2014	61	71
USSK credit facilities	Variable	2006	-	231
USSB credit facility		2008	-	-

Total			1,354	1,613
Less unamortized discount			1	1
Less short-term debt and current maturities of long-term debt			26	249

Long-term debt, less unamortized discount			$1,327	$1,363

During the third quarter 2006, USSK’s EUR 195 million revolving credit facility was paid in full and terminated.

Some, or all, of the outstanding 9 3/4% Senior Notes, scheduled to retire in 2010, may be redeemed, at a premium, after May 15, 2007. The premium ranges from zero percent to 4.875 percent depending on the redemption date.

The Senior Quarterly Income Debt Securities are redeemable at the option of U. S. Steel, in whole or in part, on or after December 31, 2006, at 100% of the principal amount together with accrued but unpaid interest to the redemption date. Interest is payable quarterly.

At September 30, 2006, in the event of a change in control of U. S. Steel, debt obligations totaling $775 million may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $77 million or provide a letter of credit to secure the remaining obligation.

In the event of the bankruptcy of Marathon, $536 million related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at Clairton Works may be declared immediately due and payable.

U. S. Steel was in compliance with all of its debt covenants at September 30, 2006.

12.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	September 30, 2006	December 31, 2005
Balance at beginning of year	$27	$28
Additional obligations incurred	-	1
Foreign currency translation effects	3	(5)
Accretion expense	2	3

Balance at end of period	$32	$27

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

Blackbird Acquisition Inc.

In accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” (FIN 46R), U. S. Steel consolidates Blackbird Acquisition Inc., (Blackbird), an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird. At September 30, 2006 and December 31, 2005, there were no property, plant and equipment balances consolidated through Blackbird.

U. S. Steel Receivables, LLC

U. S. Steel has a receivables purchase program. Trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned consolidated special purpose entity. USSR can then sell revolving interests in the receivables to certain commercial paper conduits. During the nine months ended September 30, 2006 and 2005, no interest in accounts receivable were sold to or repurchased from conduits. As of September 30, 2006, $500 million was available under this facility. During the third quarter of 2006, the Receivables Purchase Agreement was amended and extended to September 25, 2009, and no longer requires annual commitment extensions.

Chicago Lakeside Development, LLC

In the third quarter 2006, Chicago Lakeside Development, LLC (CLD) was established to develop land that U. S. Steel owns in Chicago, Illinois. During the first phase of the project (expected to last approximately eighteen months), CLD will investigate the feasibility of the project and plan the development; U. S. Steel will contribute approximately 45 percent of the costs incurred during this phase. If CLD successfully launches its development plan, U. S. Steel will contribute its land to the entity for development. During the third quarter 2006, U. S. Steel contributed $2 million to CLD. U. S. Steel consolidates CLD in accordance with the provisions of FIN 46R. During the third quarter 2006, the consolidation of CLD increased cost of sales by $5 million, which is partially offset by minority interests of $3 million.

14.	Comprehensive Income

The following table reflects the components of comprehensive income:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005 Adjusted (Note 1)	2006	2005 Adjusted (Note 1)
Net income	$417	$93	$1,077	$801
Changes in foreign currency translation adjustments, net of tax	31	-	217	(3)
Minimum pension liability	-	-	-	2

Comprehensive income	$448	$93	$1,294	$800

The change in functional currency for USSK and USSB from the U.S. dollar to the euro resulted in a credit to foreign currency translation adjustments of $108 million on January 1, 2006. See further discussion in Note 7.

15.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, raw materials, coke by-products, transportation services and fees for providing various management and other support services to equity investees and other related parties. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $241 million and $211 million for the quarters ended September 30, 2006 and 2005, respectively, and $698 million and $700 million for the nine months ended September 30, 2006 and 2005, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties. Receivables from related parties also include taxes and interest receivable related to tax settlements with Marathon amounting to $47 million and $11 million at September 30, 2006 and December 31, 2005, respectively. See further information in Note 8.

Long-term receivables from related parties at September 30, 2006 and December 31, 2005, reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans. These amounts will be paid by Marathon as participants retire.

Purchases of outside processing services from equity investees amounted to $11 million and $7 million for the quarters ended September 30, 2006 and 2005, respectively, and $30 million and $26 million for the nine months ended September 30, 2006 and 2005, respectively.

Accounts payable to related parties includes balances due to PRO-TEC Coating Company (PRO-TEC) of $67 million and $47 million at September 30, 2006 and December 31, 2005, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other equity investees totaled $2 million and $1 million at September 30, 2006 and December 31, 2005, respectively.

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

Asbestos matters – As of September 30, 2006, U. S. Steel was a defendant in approximately 250 active cases involving approximately 3,800 plaintiffs. At December 31, 2005, U. S. Steel was a defendant in approximately 500 active cases involving approximately 8,400 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). More than 3,500, or approximately 92 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 115 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities totaled $135 million at September 30, 2006, of which $17 million was classified as current, and $137 million at December 31, 2005, of which $18 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $3 million and $14 million for the quarter and nine months ended September 30, 2006, respectively and $2 million and $10 million for the quarter and nine months ended September 30, 2005, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 25 percent.

Remediation Projects

U. S. Steel is involved in environmental remediation projects at or adjacent to several U. S. Steel current and former facilities and other locations, that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1) Projects with Ongoing Study and Scope Development are those projects for which material additional costs are reasonably possible.

(2) Significant Projects with Defined Scope are those projects with significant accrued liabilities, a defined scope and little likelihood of material additional costs.

(3) Other Projects are those projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be material, and those projects for which we do not yet possess sufficient information to form a judgment about potential costs.

Projects with Ongoing Study and Scope Development – There are four environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are three Resource Conservation and Recovery Act (RCRA) programs, including two at Fairfield Works and one at the Fairless Plant, and one state Comprehensive Environmental Response, Conservation and Liability Act (CERCLA) program at the Duluth St. Louis Estuary and Upland Project. As of September 30, 2006, accrued liabilities for these projects totaled $3 million for the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects may prove insignificant or could range in the aggregate up to $25 million. It is anticipated that the scope of one of the Fairfield Works RCRA projects will become defined during 2007 and may be removed from this category. The scope of the Duluth project, depending on agency negotiations, could also become defined in 2007.

Significant Projects with Defined Scope – As of September 30, 2006, a total of $63 million was accrued for projects at or related to Gary Works, as well as the Municipal Industrial & Disposal Company (MIDC) CERCLA site in Elizabeth, PA, where the scope of the work required is well developed. The Gary Works projects include the RCRA program, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site. The RCRA program is in the final study stage and data currently indicates that any further required remediation, beyond that which has been accrued, should not be material. The NRD claims have been resolved by final settlement orders and payment schedules are determined. The Grand Calumet River and the related CAMU project are essentially complete, except for currently accrued liabilities for costs associated with additional dredging, CAMU maintenance and wastewater treatment. A Closure Permit application has been submitted for the hazardous waste sites, that also addresses the one solid waste site, and there has been no meaningful agency action on the application. Investigation and studies have been completed for the MIDC project as well as 90 percent of the remedial design. U. S. Steel does not expect any material additional costs related to these projects.

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including for the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the project, has commenced the development of work plans that are necessary to begin field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel had an accrued liability of $24 million as of September 30, 2006 for its share of the remaining costs of remediation and does not expect additional costs to be material.

Other Projects – There are five other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2006 was $14 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at September 30, 2006 was $11 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $15 million at September 30, 2006 and were based on a known scope of work.

Administrative and Legal Costs – As of September 30, 2006, U. S. Steel had an accrued liability of $5 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on annual administrative and legal cost projections and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2006 and 2005 such capital expenditures totaled $60 million and $95 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

Kyoto Protocol and CO2 Emissions – While the United States has not ratified the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC), in order to provide EU member states a mechanism for fulfilling their Kyoto commitments, has established its own CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan (NAP I) for Slovakia that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Slovak Ministry of the Environment (Ministry) imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. In addition, USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. However, the actual shortfall of allowances for the initial allocation period covered by NAP I (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted at this time. Based on the fair value of the anticipated shortfall of allowances related to production through September 30, 2006, a long-term other liability of $8 million has been charged to income and recorded on the balance sheet. At December 31, 2005, the long-term liability was $4 million. Recently Slovakia finished preparation of its proposed national allocation plan for the second CO2 trading period, 2008 - 2012 (NAP II). NAP II was submitted to the EC for review and approval. The deadline for the EC to approve NAP II is December 31, 2006. As was the case with NAP I, the EC is not required to approve the NAP II as submitted. The potential financial and/or operational impacts of NAP II are not currently determinable.

Domestically, while ratification of the Kyoto Protocol does not seem likely in the near term, there remains the possibility that the U.S. Environmental Protection Agency may impose limitations on greenhouse gases. The impact on U. S. Steel’s domestic operations cannot be estimated.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities cases (included in the $135 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – Guarantees of the liabilities of unconsolidated entities of U. S. Steel totaled $6 million at September 30, 2006. In the event that any defaults of guaranteed liabilities occur, U. S. Steel has access to its interest in the assets of the investees to reduce potential losses resulting from these guarantees. As of September 30, 2006, the largest guarantee for a single such entity was $3 million, which represents the maximum exposure to loss under a guarantee of debt service payments of an equity investee. Liabilities amounting to $2 million have been recorded for these guarantees.

Contingencies related to separation from Marathon – In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $39 million as of September 30, 2006 may be declared immediately due and payable.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $29 million at September 30, 2006). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

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

1314B Partnership – See description of the partnership in Note 13. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for the credit under Section 29 (now Section 45K) of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at September 30, 2006, including interest and tax gross-up, is approximately $680 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is more than sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $122 million as of September 30, 2006, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At September 30, 2006, U. S. Steel’s contract commitments to acquire property, plant and equipment totaled $174 million.

USSK had a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. USSK fulfilled the spending commitment with the Slovak government in the second quarter 2006.

USSB, acquired on September 12, 2003, has the following commitments with the Serbian government: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for three years assuring employment of approximately 9,000 employees, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in USSB to any third party without government consent for a period of five years. As of

September 30, 2006, all spending commitments have been fulfilled, except for spending on economic development, which has a remaining commitment of less than $1 million.

As of September 30, 2006, under agreements with an unaffiliated third party, U. S. Steel has a remaining commitment to provide work that will generate gross profit of approximately $14 million to the third party through March 31, 2015.

U. S. Steel is party to a take-or-pay arrangement that expires in 2008. Under this arrangement, U. S. Steel is required to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $61 million as of September 30, 2006, which declines over the duration of the agreement, may be required.

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

RESULTS OF OPERATIONS

Net sales for U. S. Steel for the third quarters and first nine months of 2006 and 2005 are set forth in the following table:

(Dollars in millions, excluding intersegment sales)	Third Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Flat-rolled	$2,545	$2,005	27%	$7,452	$6,659	12%
USSE	1,036	725	43%	2,893	2,545	14%
Tubular	455	368	24%	1,384	1,118	24%

Total sales from reportable segments	4,036	3,098	30%	11,729	10,322	14%
Other Businesses	70	102	-31%	212	247	-14%

Net sales	$4,106	$3,200	28%	$11,941	$10,569	13%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the third quarter ended September 30, 2006 versus the third quarter ended September 30, 2005 is set forth in the following table:

Third Quarter Ended September 30, 2006 versus Third Quarter Ended September 30, 2005

	Steel Products (a)				Coke & Other	Net Change
	Volume	Price	Mix	FX (b)
Flat-rolled	15%	14%	-2%	0%	0%	27%
USSE	23%	16%	-2%	5%	1%	43%
Tubular	15%	13%	-4%	0%	0%	24%
(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $4,106 million in the third quarter of 2006, compared with $3,200 million in the same quarter last year. The increase in sales for the Flat-rolled segment primarily reflected increased shipments of sheet products and higher average realized prices (up $65 per ton). The increase in sales for the European segment was primarily due to higher shipment volumes, higher average realized prices and favorable currency translation effects. Including the currency translation effects, average realized prices increased $78 per ton from the third quarter of 2005. The increase in sales for the Tubular segment resulted mainly from increased shipment volumes and higher average realized prices, which increased $98 per ton from the same quarter last year.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005 is set forth in the following table:

Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

	Steel Products (a)				Coke & Other	Net Change
	Volume	Price	Mix	FX (b)
Flat-rolled	11%	2%	-1%	0%	0%	12%
USSE	21%	-4%	-2%	-1%	0%	14%
Tubular	7%	14%	3%	0%	0%	24%
(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $11,941 million in the first nine months of 2006, compared with $10,569 million in the same period last year. Sales for the Flat-rolled segment were up mainly on higher shipments of sheet products. Sales for USSE increased mainly as a result of higher shipment volumes, partially offset by lower average realized prices (down $42 per ton, including currency translation effects). Tubular sales were up significantly due primarily to higher prices (up $211 per ton) and increased shipment volumes.

Operating expenses

Total operating expenses as a percent of sales were 86 percent in the third quarter of 2006, compared to 95 percent in the third quarter of 2005. The improvement primarily resulted from higher average realized prices in all of our reportable business segments. Total operating expenses as a percent of sales were 88 percent in the first nine months of 2006 and 2005.

Profit-based union payments

Results for the third quarters and first nine months of 2006 and 2005 included costs related to three profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the United Steelworkers of America (USWA), and to payments pursuant to agreements with other unions. All of these costs are included in cost of sales on the statement of operations.

	Third Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2006	2005		2006	2005
Allocated to segment results	$53	$9	489%	$129	$100	29%
Retiree benefit expenses	41	12	242%	105	82	28%

Total	$94	$21	348%	$234	$182	29%

Payment amounts per the agreement with the USWA are calculated as percentages of consolidated income from operations after special items (as defined in the agreement) and are: (1) to be used to assist retirees from National Steel with healthcare costs, based on between 6 percent and

7.5 percent of profit; (2) to be used to offset a portion of future medical insurance premiums to be paid by U. S. Steel retirees based on 5 percent of profit above $15 per ton; and (3) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton.

At the end of 2004 and 2005, assumptions for the second calculation above were included in the actuarial calculation of retiree medical liabilities. This actuarial calculation is performed annually as of December 31, unless a significant interim event occurs. Costs for this item are not reflected in the table above and are calculated and recorded through the income statement in the same manner as other retiree medical costs, whereby actuarial gains and losses are deferred and amortized over future periods. As with all other postretirement benefit obligations, changes in the actuarial assumptions used or differences in actual versus expected experience between measurement dates could cause a significant change in the retiree medical liability and periodic costs recognized from year to year.

Pension and other benefit costs

Defined benefit pension and multiemployer plan benefit costs totaled $59 million in the third quarter of 2006, compared to $67 million in the third quarter of 2005. Defined benefit pension and multiemployer plan benefit costs totaled $154 million in the first nine months of 2006, compared to $204 million in the same period of 2005. The third quarter and first nine months of 2006 included $11 million in one-time charges consisting of settlement, termination and curtailment losses for U. S. Steel Balkan (USSB) employees who accepted a voluntary early retirement program. The first nine months of 2005 included $9 million in one-time charges consisting of termination benefits for an early retirement program at U. S. Steel Kosice (USSK) and a settlement charge in the non-qualified pension plan related to executive retirements. Excluding the one-time charges, the decrease in pension expense in 2006 compared to 2005 mainly reflects a reduced prior service cost amortization associated with 1991 pension improvements that are now fully amortized and a reduced interest component reflecting lower liabilities caused by normal maturation of the plan. Costs related to defined contribution plans totaled $6 million and $16 million in the third quarter and first nine months of 2006, respectively, compared to $5 million and $14 million in last year’s third quarter and first nine months, respectively.

Other benefit costs totaled $28 million and $83 million in the third quarter and first nine months of 2006, respectively, compared to $27 million and $82 million in the comparable periods last year.

Selling, general and administrative expenses

Selling, general and administrative expenses were $144 million in the third quarter of 2006, compared to $150 million in the third quarter of 2005. Selling, general and administrative expenses were $458 million in the first nine months of 2006, compared to $473 million in the first nine months of 2005. The decreases in both periods were primarily due to lower pension expense as discussed above.

Income from operations for U. S. Steel for the third quarters and first nine months of 2006 and 2005 is set forth in the following table:

	Third Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2006	2005		2006	2005
Flat-rolled	$230	$41	461%	$569	$566	1%
USSE	219	21 (a)	943%	532	390 (a)	36%
Tubular	164	124	32%	487	379	28%

Total income from reportable segments	613	186	230%	1,588	1,335	19%
Other Businesses	39	21	86%	72	27	167%

Segment income from operations	652	207	215%	1,660	1,362	22%
Retiree benefit expenses	(70)	(55)	27%	(190)	(208)	-9%
Other items not allocated to segments:
Workforce reduction charges	(21)	(3)		(21)	(9)
Asset impairment charge	-	-		(5)	-
Property tax settlement gain	-	-		-	70
Stock appreciation rights	-	(1)		-	2

Total income from operations	$561	$148	279%	$1,444	$1,217	19%
(a)	As a result of the change from the LIFO to FIFO method of inventory accounting at USSK (see further information in Note 1 to Financial Statements), USSE income from operations for the quarter and nine months ended September 30, 2005 decreased from $32 million to $21 million and increased from $385 million to $390 million, respectively.

Segment results for Flat-rolled

	Third Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Income from operations ($ millions)	$230	$41	461%	$569	$566	1%
Raw steel production (mnt)	4,359	3,514	24%	13,085	11,414	15%
Capability utilization	89.1%	71.9%	24%	90.2%	78.7%	15%
Steel shipments (mnt)	3,695	3,191	16%	11,102	9,950	12%
Average realized steel price per ton	$651	$586	11%	$630	$624	1%

The increase in third quarter 2006 Flat-rolled income from operations as compared to third quarter 2005 resulted mainly from higher average realized prices for flat-rolled steel products, increased shipment volumes, decreased outage costs and lower natural gas costs. These were partially offset by increased raw material costs and higher costs for profit-based payments. The small change in first nine months 2006 income from operations as compared to the same period in 2005 was mainly due to increased shipment volumes, higher average realized prices for flat-rolled steel products, lower outage costs and higher transfer prices for steel rounds supplied to Tubular. These were offset by increases in raw material costs, depreciation expense, charges for profit-based payments and electricity costs.

Segment results for USSE

	Third Quarter Ended September 30,			% Change	Nine Months Ended September 30,			% Change
	2006	2005			2006	2005
Income from operations ($ millions)	$219	$21	(a)	943%	$532	$390	(a)	36%
Raw steel production (mnt)	1,734	1,200		45%	5,290	4,234		25%
Capability utilization	92.7%	64.1%		45%	95.3%	76.2%		25%
Steel shipments (mnt)	1,552	1,230		26%	4,712	3,852		22%
Average realized steel price per ton	$640	$562		14%	$589	$631		-7%
(a)	As a result of the change from the LIFO to FIFO method of inventory accounting at USSK (see further information in Note 1 to Financial Statements), USSE income from operations for the quarter and nine months ended September 30, 2005 decreased from $32 million to $21 million and increased from $385 million to $390 million, respectively.

The increase in USSE income from operations in the third quarter of 2006 as compared to the third quarter of 2005 was primarily due to increased average realized prices, higher shipment volumes, lower raw material costs and net favorable currency translation effects. The improvement in income from operations for the nine-month periods resulted mainly from increased shipment volumes and lower raw material costs. These were partially offset by lower average realized prices, net unfavorable currency translation effects and higher energy costs.

Segment results for Tubular

	Third Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Income from operations ($ millions)	$164	$124	32%	$487	$379	28%
Steel shipments (mnt)	303	264	15%	920	864	6%
Average realized steel price per ton	$1,491	$1,393	7%	$1,492	$1,281	16%

The improvements in Tubular income from operations in the third quarter and first nine months of 2006 as compared to the same periods of 2005 mainly resulted from higher average realized prices and shipment volumes, partially offset by higher costs for steel rounds.

Results for Other Businesses

Other Businesses generated income of $39 million in the third quarter of 2006, compared to $21 million in the third quarter of 2005. The increase primarily reflected improved results from iron ore operations. Income from Other Businesses for the first nine months of 2006 was $72 million, compared with income of $27 million in the first nine months of 2005. The increase was mainly due to better results for iron ore operations and for transportation services, partially offset by lower results for real estate operations.

Items not allocated to segments:

Workforce reduction charges of $21 million in the third quarter and first nine months of 2006 reflect employee severance and net benefit charges related to a voluntary workforce reduction program at USSB. Workforce reduction charges of $3 million and $9 million in the third quarter and first nine months of 2005, respectively, reflect special termination benefits for a voluntary early retirement program at USSK.

An impairment review of a small wholly owned German subsidiary of USSK was completed in accordance with Statement of Accounting Financial Standards (FAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and, as a result, an asset impairment charge of $5 million was recorded in depreciation, depletion and amortization on the statement of operations during the first quarter of 2006.

Property tax settlement gain of $70 million in the first nine months of 2005 resulted from a personal property tax settlement with the city of Gary, Lake County and the state of Indiana (Gary property tax settlement) and reflected the reversal of accruals in excess of the settlement amount of $44 million.

Stock appreciation rights resulted in a charge of $1 million and a credit of $2 million to compensation expense in the third quarter and first nine months of 2005, respectively. These stock appreciation rights were issued from 1995 through 2003 and allow the holders to receive cash and/or common stock equal to the excess of the fair market value of the common stock over the exercise price.

Net interest and other financial costs

	Third Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2006	2005		2006	2005
Interest and other financial costs	$30	$28	7%	$93	$83	12%
Interest income	(17)	(11)	55%	(49)	(26)	88%
Foreign currency (gains) losses	(6)	3		(7)	81
Adjustment from Gary property tax settlement	-	-		-	(25)

Total	$7	$20	-65%	$37	$113	-67%

Net interest and other financial costs in the first nine months of 2005 included a favorable adjustment of $25 million related to the Gary property tax settlement. Excluding the effect of this item in the nine-month period, the decreases in both periods were primarily due to favorable changes in foreign currency effects and increased interest income.

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

Net interest and other financial costs, excluding foreign currency effects, are expected to be approximately $15 million in the fourth quarter of 2006.

The income tax provision in the third quarter and first nine months of 2006 was $136 million and $317 million, respectively, compared with $27 million and $275 million in the respective periods in 2005. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 50 percent of its tax liability for years 2005 through 2009. The provision in the first nine months of 2006 included a favorable adjustment of $15 million, recorded in the second quarter of 2006, primarily related to the refinement of assumptions used to determine the estimated 2005 tax accrual. The provision in the first nine months of 2005 included a charge of $37 million resulting from the $95 million pre-tax gain from the Gary property tax settlement, $70 million of which was included in cost of sales and $25 million of which was included in net interest and other financial costs.

As of September 30, 2006, U. S. Steel had a net domestic deferred tax asset of $322 million. At September 30, 2006, the amount of net foreign deferred tax assets recorded was $15 million, net of an established valuation allowance of $109 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, Slovak koruna and Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to cumulative losses experienced since the acquisition of USSB. As USSB generates sufficient income, the valuation allowance of $73 million for Serbian deferred tax assets as of September 30, 2006, would be partially or fully reversed at such time that it is more likely than not that they will be realized. Management will continue to monitor and assess taxable income, deferred tax assets and tax planning strategies to determine the need for, and the appropriate amount of, any valuation allowance.

For further information on income taxes see Note 8 to Financial Statements.

U. S. Steel’s net income was $417 million in the third quarter of 2006, compared to $93 million in the third quarter of 2005. Net income in the first nine months of 2006 was $1,077 million, compared to $801 million in the same period last year. The improvements primarily reflected the factors discussed above.

BALANCE SHEET

Receivables increased by $409 million from year-end 2005 as shipment volumes and average realized prices in the third quarter of 2006 increased as compared to the fourth quarter of 2005.

Payroll and benefits payable includes a $318 million payable, which will be used to assist retirees from National Steel with healthcare costs. This liability increased $106 million since year-end 2005 and has not been paid because the associated trust has not been established. This excludes related interest payable of $13 million, which is recorded in Accrued interest. See “Results of Operations – Operating expenses – Profit-based union payments.”

Short-term debt and current maturities of long-term debt decreased by $223 million, which primarily reflected repayment of USSK’s EUR 195 million credit facility.

The Series B Mandatory Convertible Preferred Shares automatically converted into 15,964 thousand shares of common stock during the second quarter of 2006.

The accumulated other comprehensive loss decreased by $217 million primarily as a result of the translation adjustments resulting from the change in the functional currency in Slovakia and Serbia as discussed above, and subsequent translation effects.

CASH FLOW

Net cash provided from operating activities was $1,035 million for the first nine months of 2006, compared with $884 million in the same period last year. Cash from operating activities in the first nine months of 2006 was reduced by a $140 million voluntary contribution to our main defined benefit pension plan and a $50 million voluntary contribution to our trust for retiree health and life insurance. Cash from operating activities in the first nine months of 2005 was reduced by a $130 million voluntary contribution to our main defined benefit pension plan. Net investing and financing outlays, which included $277 million of debt repayment and $396 million of common stock repurchases, exceeded cash from operating activities by $69 million in the first nine months of 2006. In the fourth quarter of 2006, U. S. Steel contributed $20 million to its retiree life trust covering salaried employees. In addition, U. S. Steel’s Board of Directors has authorized additional voluntary contributions of up to $300 million to our trusts for pensions and healthcare by the end of 2008.

Capital expenditures in the first nine months of 2006 were $397 million, compared to $473 million in the same period in 2005. The most significant expenditures in 2006 were for a new hot dip galvanizing line at USSK for automotive applications; improvements to cokemaking facilities at Granite City Works, Clairton Works and Gary Works; upgrades at our iron ore operations; and the completion of the rebuild of our largest blast furnace at Gary Works.

U. S. Steel’s contract commitments to acquire property, plant and equipment at September 30, 2006, totaled $174 million.

Capital expenditures for 2006 are expected to be approximately $655 million, including approximately $440 million for domestic facilities and approximately $215 million for European facilities. Capital expenditures for U. S. Steel’s European facilities may be higher or lower depending on exchange rates.

Repayment of debt in the first nine months of 2006 primarily reflected repayment of USSK’s EUR 195 million credit facility.

Common stock repurchased in the first nine months of 2006 totaled 6.6 million shares. We have repurchased a total of 12.4 million shares at a total cost of $650 million since our repurchase program was originally authorized in July 2005. On October 31, 2006, our Board of Directors replenished the common stock repurchase program authorizing the repurchase of up to eight million shares of U. S. Steel common stock from time to time in the open market or privately negotiated transactions.

Dividends paid in the first nine months of 2006 were $54 million, compared with $45 million in the same period in 2005. Payments in the first nine months of 2006 reflected quarterly dividend rates of 10 cents per common share for the March payment and 15 cents per common share for the June and September payments. Payments in the first nine months of 2005 reflected quarterly dividend rates of eight cents per common share for the March payment and 10 cents per common share for the June and September payments. Dividends paid in 2006 and 2005 also reflected a quarterly dividend of $0.875 per share for the Series B Preferred, which were mandatorily converted into U. S. Steel common stock on June 15, 2006. The quarterly dividend rate per common share was increased to 20 cents effective with the December 2006 payment.

For discussion of restrictions on future dividend payments, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

U. S. Steel has a $500 million Receivables Purchase Agreement (RPA) with financial institutions. During the third quarter of 2006, the RPA was amended and extended to September 25, 2009, and no longer requires annual commitment extensions. For further information regarding the RPA, see U. S. Steel’s Current Report on Form 8-K dated September 27, 2006. As of September 30, 2006, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

U. S. Steel also has a revolving credit facility that provides for borrowings of up to $600 million secured by all domestic inventory and related assets, including receivables other than those sold under the RPA (Inventory Facility). The Inventory Facility, which expires in October 2009, contains restrictive covenants, many of which apply only when average availability under the facility is less than $100 million, including a fixed charge coverage ratio test. In addition, lenders may terminate their commitments and declare any amounts outstanding payable upon a change in control of U. S. Steel. For further information regarding the Inventory Facility, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005. As of September 30, 2006, U. S. Steel had in excess of $600 million of eligible inventory under the Inventory Facility, and utilized $2 million for letters of credit, reducing availability to $598 million.

At September 30, 2006, USSK had no borrowings against its $40 million and $20 million credit facilities, but had $4 million of customs guarantees outstanding, reducing availability to $56 million. Both facilities expire in December 2006.

During the third quarter of 2006, USSK’s EUR 195 million credit facility was paid in full and terminated.

At September 30, 2006, USSB had no borrowings against its EUR 25 million facility (which approximated $32 million), which is secured by its inventory of finished and semi-finished goods and expires September 28, 2008.

At September 30, 2006, U. S. Steel had $348 million outstanding 10 3/4% senior notes due August 1, 2008, and $378 million outstanding 9 3/4% senior notes due May 15, 2010. These senior notes impose limitations on our ability to make restricted payments. For a discussion of restricted payments and the conditions that we must meet in order to make restricted payments, as well as other significant restrictions imposed on us by the senior notes, see the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005. As of September 30, 2006, we met those requirements and had $1.6 billion of availability to make restricted payments.

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

We were in compliance with all of our debt covenants at September 30, 2006.

Although most of our debt is not currently redeemable, management is evaluating options to reduce our outstanding debt.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. We have committed $107 million of liquidity sources for financial assurance purposes as of September 30, 2006, a decrease of $7 million during the first nine months of 2006, and expect no material changes during the remainder of 2006.

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $536 million relating to Environmental Revenue Bonds and two capital leases, as well as $39 million relating to certain operating leases, may be declared immediately due and payable.

As of September 30, 2006, we have accrued $331 million, including interest payable, which will be used to assist retirees from National Steel with healthcare costs. This liability has not been paid because the associated trust has not been established. See “Results of Operations – Operating expenses – Profit-based union payments.”

Passed into law in August 2006, the new Pension Protection Act legislation prescribes a new methodology for calculating the minimum amount companies must contribute to their defined benefit pension plans beginning in 2008. While U. S. Steel continues to study various aspects of the legislation, preliminary estimates are that the annual cash contributions required under the legislation for the first several years are not expected to be significantly different from the $140 million voluntary contribution that U. S. Steel made to its main defined benefit pension plan in August 2006. The contributions actually required will be greatly influenced by the frequency and level of voluntary contributions prior to 2008, the elective use or disavowal of existing credit balances in future periods and various economic factors and actuarial assumptions that may come to influence the level of the funded position as of December 31, 2007.

The following table summarizes U. S. Steel’s liquidity as of September 30, 2006:

(Dollars in millions)

Cash and cash equivalents (a)	$1,386
Amount available under Receivables Purchase Agreement	500
Amount available under Inventory Facility	598
Amounts available under USSK credit facilities	56
Amounts available under USSB credit facilities	32

Total estimated liquidity	$2,572

(a)	Excludes $24 million of cash related to the Clairton 1314B Partnership because it is not available for U. S. Steel's use.

Our liquidity at September 30, 2006 was $60 million less than liquidity at December 31, 2005 primarily due to the decrease in cash and cash equivalents.

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

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new off-balance sheet arrangements during the first nine months of 2006.

ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations and similar obligations in Europe, although ongoing compliance costs have also been significant. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. U. S. Steel believes that its major domestic and European integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to domestic mini-mills, some foreign steel producers and producers of materials which compete with steel, which may not be required to incur equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to its prior disposal of environmentally sensitive materials. Domestic integrated facilities that have emerged from bankruptcy proceedings, mini-mills and other competitors generally do not have similar liabilities.

Domestically, U. S. Steel is subject to the U.S. environmental standards, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, as well as state and local laws and regulations.

USSK is subject to the laws of Slovakia and the European Union (EU). The environmental requirements of Slovakia and the EU are comparable to domestic environmental standards. There are no legal proceedings pending against USSK involving environmental matters. USSK has a current compliance project for a dedusting system for Steel Shop No. 2 to meet air emission standards for particulates. These standards are applicable January 1, 2007, but USSK anticipates that it will not achieve compliance until the end of the third quarter of 2007. Failure to meet the January 1, 2007 deadline could result in the imposition of corrective measures by the Slovak Ministry of Environment (Ministry). USSK does not anticipate that corrective measures would have a material adverse effect on production, results of operations or cash flows.

While the United States has not ratified the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC), in order to provide EU member states a mechanism for fulfilling their Kyoto commitments, has established its own CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan (NAP I) for Slovakia that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Ministry imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. In addition, USSK is evaluating a number of alternatives ranging from purchasing CO2 allowances to reducing steel production, and it is not currently possible to predict the impact of these decisions on USSK. However, the actual shortfall of allowances for the initial allocation period covered by NAP I (2005 through 2007) will depend upon a number of internal and external variables and the effect of that shortfall on USSK cannot be predicted at this time. Based on the fair value of the anticipated shortfall of allowances related to production through September 2006, a long-term other liability of $8 million has been charged to income and recorded on the balance sheet. At December 31, 2005, the long-term liability was $4 million. Recently Slovakia finished preparation of its proposed national allocation plan for the second CO2 trading period, 2008-2012 (NAP II). NAP II has been submitted to the EC for review and approval. The deadline for the EC to approve NAP II is

December 31, 2006. As was the case with NAP I, the EC is not required to approve NAP II as submitted. The potential financial and/or operational impacts of NAP II are not currently determinable.

Domestically, while ratification of the Kyoto Protocol does not seem likely in the near term, there remains the possibility that the U.S. Environmental Protection Agency may impose limitations on greenhouse gases. The impact on our domestic operations cannot be estimated.

USSB is subject to the laws of the Republic of Serbia. These laws are currently less restrictive than either the EU or U.S. standards, but this is expected to change over the next several years in anticipation of possible EU accession. Under the terms of the acquisition, USSB will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study. The study was completed in June 2004 and submitted to the Government of Serbia.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.” U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 16 to Financial Statements.

Expenses related to environmental remediation totaled $3 million and $14 million for the quarter and nine months ended September 30, 2006, respectively. Accrued liabilities for remediation activities totaled $135 million at September 30, 2006. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards (FAS) No. 143.

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

OUTLOOK

We expect continued strong results from our European and Tubular segments in the fourth quarter; however, overall operating results are expected to decline from the third quarter, primarily reflecting reduced profitability in our Flat-rolled segment. Recent weakening in the U.S. economy coupled with high imports and customer inventory levels have resulted in softer flat-rolled spot markets in the near term.

For Flat-rolled, we expect fourth quarter 2006 average realized prices and shipments to be lower than in the third quarter, and costs are expected to increase primarily due to several blast furnace outages and lower operating levels. We will adjust the duration of these outages so that our operations are in balance with our anticipated customer demand.

Fourth quarter average realized prices are expected to remain at third quarter levels for U. S. Steel Europe (USSE), and higher costs are expected to more than offset the anticipated improvement in shipment volumes. The collective bargaining agreement covering the majority of employees in Serbia expires on November 19, 2006, and negotiations for a new agreement are ongoing.

Average realized prices for the Tubular segment in the fourth quarter of 2006 are expected to decline slightly from third quarter levels and shipments will be significantly lower due to high levels of imports and customer efforts to bring their inventories in line with demand.

Our longer-term outlook will be determined by overall economic growth trends.

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments and prices. Some factors, among others, that could affect market conditions, costs, shipments and prices for both domestic operations and USSE include global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of facility projects; natural gas and electricity prices and usage; raw materials availability and prices; the impact of fixed prices in energy and raw materials contracts (many of which have terms of one year or longer) as compared to shorter-term contracts and spot prices of steel products; changes in environmental, tax and other laws; employee strikes; power outages or curtailments; U.S. and global economic performance and political developments; and resolution of a new labor agreement in Serbia. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Economic conditions and political factors in Europe that may affect USSE’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2005, and in subsequent filings for U. S. Steel.

INTERNATIONAL TRADE

The U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) have completed their five-year “sunset” reviews of existing trade relief pertaining to Tin-Coated and Chromium-Coated Steel Sheet (Tinplate) and Welded Pipe and Tube (Welded Pipe).

The Tinplate proceeding involved an anti-dumping order put in place in 2000 against product from Japan. The DOC had found that dumping would be likely to continue or recur if the order is revoked. Subsequently, on June 13, 2006, the ITC decided that material injury to the domestic industry would be likely to continue or recur if the order is revoked. The order therefore remains in effect. The decision of the ITC in 2000, on which this order was based, was under appeal until August 2006. This lengthy series of appeals terminated when the U.S. Court of Appeals for the Federal Circuit issued its decision on August 10, 2006, affirming the ITC’s finding of injury and reversing a lower court’s decision that the ITC was in error in finding injury.

The orders of interest to U.S. Steel that were at issue in the Welded Pipe proceeding included anti-dumping orders put in place in 1992 and earlier against product from Brazil, India, South Korea, Mexico, Taiwan, Thailand and Turkey; and a 1986 countervailing duty order against Turkey. The DOC had found that dumping would be likely to continue or recur if any of these orders is revoked. On June 29, 2006, the ITC decided that material injury to the domestic industry would be likely to continue or recur if any of the orders is revoked. The orders will therefore remain in effect.

The DOC and the ITC are currently conducting five year “sunset” reviews of other existing trade relief of interest to U. S. Steel: Corrosion-Resistant Carbon Steel Flat Products (Corrosion-Resistant), Carbon Cut to Length Plate (Cut to Length Plate), Seamless Pipe, Oil Country Tubular Goods (OCTG) and Hot-Rolled Steel Products (Hot-Rolled).

The Corrosion-Resistant proceeding involves anti-dumping orders against product from Australia, Canada, France, Germany, Japan and South Korea; and countervailing duty orders against product from France and South Korea, all of which were put in place in 1993. The DOC has found that dumping and subsidization would be likely to continue or recur if any of these orders is revoked. The ITC held its injury hearing on October 17, 2006, and is scheduled to vote its decision on December 14, 2006.

The Cut to length Plate proceeding involves both anti-dumping and countervailing duty orders against product from Belgium, Brazil, Mexico, Spain, Sweden, and the United Kingdom; and antidumping orders against Finland, Germany, Poland, Romania and Taiwan, most of which were put in place in 1993 with the exception of Taiwan which has been in place since 1979. The DOC has found that dumping would be likely to continue or recur if any of these orders is revoked. The ITC held its injury hearing on October 19, 2006, and is scheduled to vote its decision on December 14, 2006.

The Seamless Pipe proceeding involves anti-dumping orders against product from Argentina, Brazil and Germany. The OCTG proceeding involves anti-dumping orders against product from Argentina, Italy, Japan, Korea and Mexico; and a countervailing duty order against product from Italy. All of these orders were imposed in 1995. The DOC is engaged in its investigations to determine whether dumping would be likely to continue or recur if any of the orders is revoked. The ITC has scheduled its injury hearings on February 8, 2007 and April 12, 2007, respectively, and is scheduled to vote its decisions on March 27, 2007 and May 31, 2007, respectively. The orders against OCTG from Argentina and Mexico are subject to various challenges and appeals before the U.S. Court of International Trade, NAFTA binational panels and a WTO review panel. Adverse decisions in these cases could cause those orders to be prematurely terminated.

The Hot-Rolled proceeding involves anti-dumping orders against product from Argentina, China, India, Indonesia, Kazakhstan, Netherlands, Romania, South Africa, Taiwan, Thailand and Ukraine; and countervailing duty orders against product from Argentina, India, Indonesia, South Africa and Thailand. These orders were imposed in 2001. The DOC is engaged in its investigations to determine whether dumping would be likely to continue or recur if any of the orders is revoked. The ITC will hold its injury hearing in the second quarter of 2007.

In November 2006, the DOC and the ITC will initiate sunset reviews of antidumping orders against Welded Large Diameter Line Pipe from Japan and Mexico.

We cannot predict the outcome of these rulings, or any other future actions regarding other import duties or other trade restrictions on imports of steel products. We expect to continue to experience high levels of competition from imports and will continue to monitor imports closely and file anti-dumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, financial results.

ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158). This Statement requires recognition of the funded status of a benefit plan in the balance sheet and has no income statement effect. The funded status of a plan is measured as the difference between plan assets at fair value and the benefit obligation. FAS 158 also requires recognition of the deferred actuarial gains or losses and prior service costs or credits as a component of other comprehensive income. This Statement also requires additional disclosures about the annual effects on net periodic benefit cost arising from the recognition of the deferred actuarial gains or losses and prior service costs or credits. The recognition and disclosure requirements of FAS 158 are effective for the fiscal year ending December 31, 2006, with early application encouraged. U. S. Steel is in the process of evaluating the financial impact of adopting FAS No. 158. Application of this Standard at December 31, 2005 would have resulted in a reduction in the intangible asset of $250 million, an increase in employee benefit liabilities of approximately $690 million, an increase in deferred tax assets of approximately $365 million and a decrease in stockholders’ equity of approximately $575 million. However, the actual impact of the adoption of FAS 158 at December 31, 2006 could differ significantly from these estimates due to contributions made and the actual returns on plan assets during 2006, as well as potential changes in underlying economic conditions which influence the assumptions used in the actuarial valuation of plan assets and obligations, including the estimated return on plan assets and discount rates.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. This Statement is effective as of January 1, 2008. U. S. Steel does not expect any material financial statement implications relating to the adoption of this Statement.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. For U. S. Steel, SAB 108 is effective for the fiscal year ending December 31, 2006. SAB 108 does not require prior period restatement as a result of adopting the new guidance if management properly applied its previous approach to assessing unrecorded misstatements and all relevant qualitative factors were considered. The cumulative effect of the initial application of SAB 108, if any, would be reported in the carrying amounts of assets and liabilities as of January 1, 2006, with an offsetting adjustment to the beginning balance of retained earnings. The nature and amount of each of the individual misstatements corrected would be required to be disclosed. U. S. Steel is in the process of evaluating the financial statement impact, if any, of adopting SAB 108.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for U. S. Steel on January 1, 2007. U. S. Steel is still in the process of evaluating the financial impact of adopting FIN 48.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK AND RELATED RISK

We had no open derivative commodity instruments as of September 30, 2006. We use commodity-based derivative instruments to manage our market risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase of natural gas and nonferrous metals. Derivative instruments are marked-to-market and the resulting gains or losses recognized in the current period in income from operations. For future periods, we may elect to use hedge accounting for certain transactions, primarily related to natural gas purchases.

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in September 30, 2006 interest rates on the fair value of the U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)	Fair Value	Incremental Increase in Fair Value (b)
Non-Derivative Financial Instruments (a)
Financial assets:
Investments and long-term receivables	$14	$-
Financial liabilities:
Long-term debt (c) (d)	$1,307	$31

(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)	Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at September 30, 2006, on the fair value of U. S. Steel’s non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at September 30, 2006.
(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

At September 30, 2006, U. S. Steel’s portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $31 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, U. S. Steel’s sensitivity to decreases in interest rates and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel’s results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

FOREIGN CURRENCY EXCHANGE RATE RISK

U. S. Steel, primarily through U. S. Steel Europe, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 2006, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $22.9 million) and Slovak koruna (total notional value of approximately $63.6 million). A 10 percent increase in the September 30, 2006 euro forward rates would result in an $8.7 million charge to income.

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

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
INCOME FROM OPERATIONS
Flat-rolled	$230	$41	$569	$566
U. S. Steel Europe	219	21 (a)	532	390 (a)
Tubular	164	124	487	379
Other Businesses	39	21	72	27

Segment Income from Operations	652	207	1,660	1,362
Retiree benefit expenses	(70)	(55)	(190)	(208)
Other items not allocated to segments:
Workforce reduction charges	(21)	(3)	(21)	(9)
Asset impairment charge	-	-	(5)	-
Property tax settlement gain	-	-	-	70
Stock appreciation rights	-	(1)	-	2

Total Income from Operations	$561	$148	$1,444	$1,217

CAPITAL EXPENDITURES
Flat-rolled	$46	$83	$147	$220
U. S. Steel Europe	67	67	162	175
Tubular	1	1	2	4
Other Businesses	32	43	86	74

Total	$146	$194	$397	$473

OPERATING STATISTICS
Average realized price: ($/net ton)(b)
Flat-rolled	$651	$586	$630	$624
U. S. Steel Europe	640	562	589	631
Tubular	1,491	1,393	1,492	1,281
Steel Shipments: (b)(c)
Flat-rolled	3,695	3,191	11,102	9,950
U. S. Steel Europe	1,552	1,230	4,712	3,852
Tubular	303	264	920	864

Total Steel Shipments	5,550	4,685	16,734	14,666
Raw Steel-Production: (c)
Domestic Facilities	4,359	3,514	13,085	11,414
U. S. Steel Europe	1,734	1,200	5,290	4,234
Raw Steel-Capability Utilization: (d)
Domestic Facilities	89.1%	71.9%	90.2%	78.7%
U. S. Steel Europe	92.7%	64.1%	95.3%	76.2%
Domestic iron ore production (c)	5,953	5,878	16,919	16,930
Domestic coke production (c)(e)	1,446	1,602	4,421	4,607
(a)	As a result of the change from the LIFO to FIFO method of inventory accounting at USSK (see further information in Note 1 to Financial Statements), USSE income from operations for the quarter and nine months ended September 30, 2005 decreased from $32 million to $21 million and increased from $385 million to $390 million, respectively.
(b)	Excludes intersegment transfers.
(c)	Thousands of net tons.
(d)	Based on annual raw steel production capability for domestic facilities of 19.4 million net tons and annual raw steel production capability for U. S. Steel Europe of 7.4 million net tons.
(e)	Includes the 1314B Partnership.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of September 30, 2006, project costs have amounted to $52.7 million. U. S. Steel anticipates doing additional dredging at a cost of $8.4 million. The Corrective Action Management Unit (CAMU) will remain available to receive dredged materials from the Grand Calumet River and could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $2.1 million for the next five years. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $1.1 million. In total, the accrued liability for the above projects based on the estimated remaining costs was $12.6 million at September 30, 2006.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites and one solid waste disposal site located on plant property. The related accrued liability for the total estimated costs was $19.2 million at September 30, 2006.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for solid waste management units throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Two Phase II RFI work plans have been submitted to EPA for approval. Four self-implementing interim measures have been completed. Through September 30, 2006, U. S. Steel has spent approximately $22.7 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel is preparing a proposal to EPA seeking approval for perimeter groundwater monitoring and has begun an investigation of sediments in the West Grand Calumet Lagoon. The costs to complete the Phase I work and implement the field investigations for the submitted Phase II work plans, the anticipated perimeter groundwater monitoring and investigation of the West Grand Calumet Lagoon are estimated to be $3.6 million. U. S. Steel is preparing a proposal to EPA seeking approval to implement Corrective Measures necessary to address soil contamination at Gary Works. Additionally, U. S. Steel has informed EPA that it will remove the abandoned drums recently discovered in the West Grand Calumet Lagoon and dispose of the materials at the CAMU. U. S. Steel estimates the minimum cost of the Corrective Measures for soil contamination and drum removal to be approximately $3.5 million. Closure costs for the CAMU are estimated to be an additional $4.9 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was $12.0 million at September 30, 2006, based on the estimated remaining costs.

In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management (IDEM), acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs. A Consent Decree memorializing this settlement was entered on the record by the court and thereafter became effective April 1, 2005. U. S. Steel paid its entire share of the assessment costs and $4.5 million of its share of the restoration costs to the public trustees in 2005. U. S. Steel paid an additional $4.0 million of its share of restoration costs plus interest in 2006. A balance of $12 million in restoration costs to complete our settlement obligations remains as an accrued liability as of September 30, 2006.

On November 30, 1999, IDEM issued a notice of violation (NOV) alleging various air violations at Gary Works, including opacity violations at the No. 1 BOP and pushing violations at the four coke batteries. On August 21, 2002, IDEM issued a revised NOV, which supercedes the 1999 NOV and includes alleged violations at the blast furnaces, steel shops and coke batteries from 1998 to 2002. On December 27, 2005, IDEM issued a NOV which includes alleged violations at the No. 8 Blast Furnace and the Coke Batteries for the period of 2002 through 2005. The cost of the settlement of this matter is currently indeterminable. U. S. Steel received a draft Agreed Order from IDEM on June 27, 2006, which includes a proposed penalty of $2.3 million. The Agreed Order also includes pushing compliance plans, a door work practice plan, a refractory repair plan, monitoring of flue caps, installation of two ambient monitors and compliance with all coke battery requirements by January 1, 2007. U. S. Steel responded with comments on the draft Order and is now in discussions with IDEM to resolve this matter. The $2.3 million proposed penalty was recorded as an accrued liability as of September 30, 2006.

Clairton

In March 2006, U. S. Steel met with Allegheny County Health Department (ACHD) to discuss entering into a Consent Order to address compliance with the stack opacity limit at the pushing emission control baghouse for B Battery. No penalty amount was discussed, but a penalty of an undetermined amount is anticipated. U. S. Steel had already submitted a compliance plan to ACHD committing to repair of 24 thru-walls. U. S. Steel received a draft Consent Order from ACHD on July 3, 2006, and is in discussions with ACHD to resolve this matter. A liability has not been recorded for this matter as the amount of the penalty it is not currently determinable.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a solid waste management unit (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After its acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending an “in-place” closure of the East Side SWMU. The cost to close the East Side SWMU is expected to be $4.1 million, and was recorded as an accrued liability as of September 30, 2006.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at its Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $412,000, and was recorded as an accrued liability as of September 30, 2006. It is reasonably possible that additional costs of $25 million may be incurred at a combination of this site in addition to the two RCRA projects at Fairfield Works and the project at the Duluth Works discussed elsewhere in this section.

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and The U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two Supplemental Environmental Projects (SEPs) at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved and field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. ADEM approved the Phase I RFI Report and requested a Phase II RFI work plan. The cost to develop and implement the Phase II RFI work plan is estimated to be $819,000, and was recorded as an accrued liability as of September 30, 2006. In addition, U. S. Steel has implemented a final corrective measure for remediation of Upper Opossum Creek and has completed the fieldwork for this final measure and submitted a certification completion report to ADEM. U. S. Steel has an accrued liability for possible additional work on this remediation project of $824,000 as of September 30, 2006, pending final approval by ADEM of the completed fieldwork. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc. whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Based on results from its Phase I facility investigation of Ensley, U. S. Steel has identified approximately 2.5 acres of land at the former coke plant for remediation. The estimated cost to remediate this area and close Ensley was recorded as an accrued liability of $1.5 million as of September 30, 2006. While U. S. Steel does not possess information necessary to estimate reasonably possible additional costs at this site, they may range from insignificant to substantial. In total, the accrued liability for the projects described above was $3.4 million at September 30, 2006, based on estimated remaining costs. It is reasonably possible that additional costs of $25 million may be incurred at a combination of these sites in addition to the RCRA project at the Fairless Plant and the project at the Duluth Works discussed elsewhere in this section.

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

On January 6, 2006, Great Lakes Works received a proposed administrative consent order from MDEQ that alleged violations of NPDES permits at the facility. U. S. Steel is engaged in negotiations with MDEQ to resolve this matter and U. S. Steel has submitted to MDEQ a proposed revised consent order with a proposed civil penalty and SEP totaling $300,000, which was recorded as an accrued liability as of September 30, 2006. The proposed order identifies certain corrective actions desired by MDEQ to address the alleged violations. Great Lakes Works had previously initiated work on some of these corrective actions and is committed to do others. One of the corrective actions addresses three river basins along the Detroit River and U. S. Steel has undertaken a project to remove historic basin sediments from these areas. As of September 30, 2006, $1.1 million has been spent on the project, and an accrued liability of $1.8 million has been recorded for estimated costs to complete the river basin project. Costs to complete the remaining corrective actions are presently not determinable.

Duluth Works

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.1 million for cleanup and agency oversight costs through September 30, 2006. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. The method and extent of remediation at this site is presently unknown, therefore, future costs are indeterminable. Study and oversight costs are currently estimated at $273,000, and were recorded as an accrued liability as of September 30, 2006. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five-year review recommendations. It is reasonably possible that additional costs of $25 million may be incurred at a combination of this site in addition to the two RCRA projects at Fairfield Works and the RCRA project at the Fairless Plant discussed elsewhere in this section.

Granite City Works

Granite City Works received two NOVs, dated February 20, 2004 and March 25, 2004 for air violations at the coke batteries, the blast furnace and the steel shop. All of the issues have been resolved except for an issue relating to air emissions that occur when coke is pushed out of the ovens for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. We anticipate resolving this case by entering into a Consent Order, which will include a revised pushing compliance plan and a penalty. IEPA has proposed a civil penalty of $175,000. On September 14, 2005, the Illinois Attorney General filed a complaint in the Madison County Circuit Court, titled People of the State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation, which included the issues raised in the two NOVs. U. S. Steel submitted a counteroffer of $125,000 for the civil penalty and will submit to IEPA an updated pushing compliance plan. U. S. Steel has recorded an accrued liability of $175,000 for this matter as of September 30, 2006.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel Company’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, has commenced the development of work plans that are necessary to begin field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel has recorded an accrued liability of $24.3 million as of September 30, 2006, for its estimated share of the remaining costs of remediation of three hazardous waste impoundments.

ASBESTOS LITIGATION

As of September 30, 2006, U. S. Steel was a defendant in approximately 250 active cases involving approximately 3,800 plaintiffs (claims). At December 31, 2005, U. S. Steel was a defendant in approximately 500 active cases involving approximately 8,400 plaintiffs. During the first nine months of 2006, settlements and dismissals resulted in the disposition of approximately 5,150 claims and U. S. Steel paid approximately $4.5 million in settlements. New filings added approximately 550 claims.

Many of these cases involve multiple defendants (typically from fifty to more than one hundred). More than 3,500, or approximately 92 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 115 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors that were disclosed in Item 1A of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2005 through the date of this filing.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

U. S. Steel had no sales of unregistered securities during the period covered by this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by U. S. Steel of its equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2006	270,100	$64.74	270,100	5,852,900
August 1-31, 2006	2,691,700	$59.77	2,691,700	3,161,200
September 1-30, 2006	1,705,000	$58.96	1,705,000	1,456,200

Item 6. EXHIBITS

10.1	Second Amended and Restated Receivables Purchase Agreement, dated as of September 27, 2006 by and among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers, LC Banks and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent is incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

10.2	First Amendment to the Purchase and Sale Agreement dated as of September 27, 2006 by and among United States Steel Corporation and U. S. Steel Receivables LLC is incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Larry G. Schultz

Larry G. Schultz
Vice President and Controller

November 2, 2006

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.