Form 10-K
period 2006-12-31
UNITED STATES STEEL CORP
filed 2007-02-27
CIK 1163302

2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission file number 1-16811

(Exact name of registrant as specified in its charter)

Delaware	25-1897152
(State of Incorporation)	(I.R.S. Employer Identification No.)

600 Grant Street, Pittsburgh, PA 15219-2800

(Address of principal executive offices)

Tel. No. (412) 433-1121

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on which Registered
United States Steel Corporation Common Stock, par value $1.00	New York Stock Exchange, Chicago Stock Exchange

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

Aggregate market value of Common Stock held by non-affiliates as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter): $8.6 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

There were 118,487,727 shares of U. S. Steel Corporation Common Stock outstanding as of February 26, 2007.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated into Part III.

FORWARD-LOOKING STATEMENTS

Certain sections of the Annual Report of United States Steel Corporation (U. S. Steel) on Form 10-K, particularly Item 1. Business, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, include forward-looking statements concerning trends or events potentially affecting U. S. Steel. These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional factors affecting the businesses of U. S. Steel, see “Item 1A. Risk Factors” and “Supplementary Data – Disclosures About Forward-Looking Statements.” References in this Annual Report on Form 10-K to “U. S. Steel”, “the Company”, “we”, “us” and “our” refer to U. S. Steel and its consolidated subsidiaries, unless otherwise indicated by the context.

PART I

Item 1. BUSINESS

U. S. Steel is an integrated steel producer with major production operations in the United States (U.S.) and Central Europe. An integrated producer uses iron ore and coke as primary raw materials for steel production. U. S. Steel has annual raw steel production capability of 19.4 million net tons (tons) in the U.S. and 7.4 million tons in Central Europe. U. S. Steel is also engaged in several other business activities, most of which are related to steel manufacturing. These include the production of coke in both the United States and Central Europe; and the production of iron ore pellets from taconite, transportation services (railroad and barge operations) and real estate operations in the U.S.

Segments

During 2006, U. S. Steel had three reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of sheet, tin mill products, strip mill plate and rounds for Tubular, as well as all coke production facilities in the U.S. These operations are principally located in the United States and primarily serve domestic customers in the service center, conversion, transportation (including automotive), container, construction and appliance markets.

Flat-rolled has annual raw steel production capability of 19.4 million tons. Raw steel production was 16.4 million tons in 2006, 15.3 million tons in 2005 and 17.3 million tons in 2004. Raw steel production averaged 84 percent of capability in 2006, 79 percent of capability in 2005 and 89 percent of capability in 2004. All steel produced by U. S. Steel in the U.S. is continuous cast.

The USSE segment includes the operating results of U. S. Steel Košice (USSK), U. S. Steel’s integrated steel mill in Slovakia; and U. S. Steel Balkan (USSB), U. S. Steel’s integrated steel mill and other facilities in Serbia. USSE primarily serves customers in the central, western and southern European construction, conversion, service center, appliance, container, transportation (including automotive), and oil, gas and petrochemical markets. USSE produces and sells sheet, strip mill plate, tin mill and tubular products, as well as heating radiators and refractories.

USSE has annual raw steel production capability of 7.4 million tons. USSE’s raw steel production was 7.1 million tons in 2006, 5.9 million tons in 2005 and 5.7 million tons in 2004. USSE’s raw steel production averaged 95 percent of capability in 2006, 80 percent of capability in 2005 and 77 percent of capability in 2004. All steel produced in U. S. Steel’s European facilities is continuous cast.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities in the U.S. These operations produce and sell both seamless and electric resistance welded tubular products and primarily serve customers in the oil, gas and petrochemical markets. Tubular has the annual capability to produce 1.8 million tons of products.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of iron ore pellets, transportation services and the management and development of real estate.

The transfer value of steel rounds and bands supplied to Tubular by Flat-rolled and the transfer value of iron ore pellets supplied to Flat-rolled by Other Businesses are set at the beginning of the year based on expected total production costs and may be adjusted quarterly if actual production costs warrant.

For further information, see Note 3 to the Financial Statements.

Financial and Operational Highlights

Net Sales by Segment

Includes National Steel facilities from the date of acquisition on May 20,

2003, and USSB from the date of acquisition on September 12, 2003.

The following table sets forth the total net sales of U. S. Steel by segment for each of the last three years.

(Dollars in millions, excluding intersegment sales)	2006	2005	2004
Flat-rolled	$9,607	$8,813	$9,827
USSE	3,968	3,336	2,839
Tubular	1,798	1,546	941

Total sales from reportable segments	15,373	13,695	13,607
Other Businesses	342	344	368

Net sales	$15,715	$14,039	$13,975

Income (Loss) from Operations

Includes National Steel facilities from the date of acquisition on May 20,

2003, and USSB from the date of acquisition on September 12, 2003.

Income from Operations by Segment(a)

The following table sets forth income from operations by segment for each of the last three years.

	Year Ended December 31,
(Dollars in Millions)	2006	2005	2004
Flat-rolled	$600	$602	$1,185
USSE	714	502	439
Tubular	631	528	197

Total income from reportable segments	1,945	1,632	1,821
Other Businesses	129	43	58

Segment income from operations	2,074	1,675	1,879
Retiree benefit expenses	(243)	(267)	(257)
Other items not allocated to segments:
Workforce reduction charges	(21)	(20)	(17)
Out of period adjustments	(15)	–	–
Asset impairment charge	(5)	–	–
(Loss)/gain from sale of certain assets	(5)	–	43
Environmental remediation at previously sold facility	–	(20)	–
Stock appreciation rights	–	1	(23)
Property tax settlement gain	–	70	–

Total income from operations	$1,785	$1,439	$1,625
(a)	See Note 3 to the Financial Statements for reconciliations and other disclosures required by Statement of Financial Accounting Standards No. 131.

Steel Shipments

Includes National Steel facilities from the date of acquisition on May 20,

2003, and USSB from the date of acquisition on September 12, 2003.

Steel Shipments by Product

Steel Shipments by Product and Segment

The following table displays steel shipment data for U. S. Steel by segment and product for 2006, 2005 and 2004. Such data does not include shipments by joint ventures and other equity investees of U. S. Steel.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Product – 2006

Hot-rolled Sheets	4,195	2,327	–	6,522
Cold-rolled Sheets	4,479	1,535	–	6,014
Coated Sheets	4,083	415	–	4,498
Tin Mill Products	1,318	587	–	1,905
Tubular	–	150	1,191	1,341
Semi-finished and Plates	105	1,247	–	1,352

TOTAL	14,180	6,261	1,191	21,632

Product – 2005

Hot-rolled Sheets	3,779	1,960	–	5,739
Cold-rolled Sheets	4,343	1,383	–	5,726
Coated Sheets	3,657	405	–	4,062
Tin Mill Products	1,388	561	–	1,949
Tubular	–	140	1,156	1,296
Semi-finished and Plates	129	762	–	891

TOTAL	13,296	5,211	1,156	19,663

Product – 2004

Hot-rolled Sheets	5,164	2,215	–	7,379
Cold-rolled Sheets	4,587	1,172	–	5,759
Coated Sheets	4,286	396	–	4,682
Tin Mill Products	1,443	510	–	1,953
Tubular	–	158	1,092	1,250
Semi-finished and Plates	155	589	–	744

TOTAL	15,635	5,040	1,092	21,767

Steel Shipments by Market

Steel Shipments by Market and Segment

The following table displays steel shipment data for U. S. Steel by segment and major market for 2006, 2005 and 2004. Such data does not include shipments by joint ventures and other equity investees of U. S. Steel. No single customer accounted for more than 10 percent of gross annual revenues; however, Tubular has one customer that accounts for more than 10 percent of segment revenues.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Major Market – 2006
Steel Service Centers	3,241	1,367	1	4,609
Further Conversion – Trade Customers	1,820	1,267	1	3,088
– Joint Ventures	1,808	–	–	1,808
Transportation (Including Automotive)	2,517	439	1	2,957
Construction and Construction Products	1,263	1,526	–	2,789
Containers	1,317	566	–	1,883
Appliances and Electrical Equipment	1,198	512	–	1,710
Oil, Gas and Petrochemicals	–	41	1,073	1,114
Export	628	–	115	743
All Other	388	543	–	931

TOTAL	14,180	6,261	1,191	21,632

Major Market – 2005
Steel Service Centers	3,172	807	4	3,983
Further Conversion – Trade Customers	1,638	1,302	1	2,941
– Joint Ventures	1,744	–	–	1,744
Transportation (Including Automotive)	2,449	372	2	2,823
Construction and Construction Products	1,079	1,109	–	2,188
Containers	1,297	531	–	1,828
Appliances and Electrical Equipment	1,031	402	–	1,433
Oil, Gas and Petrochemicals	–	33	1,055	1,088
Export	515	–	94	609
All Other	371	655	–	1,026

TOTAL	13,296	5,211	1,156	19,663

Major Market – 2004
Steel Service Centers	4,270	1,050	6	5,326
Further Conversion – Trade Customers	1,952	1,060	1	3,013
– Joint Ventures	2,017	–	–	2,017
Transportation (Including Automotive)	2,557	314	2	2,873
Construction and Construction Products	1,774	1,090	–	2,864
Containers	1,361	456	–	1,817
Appliances and Electrical Equipment	829	328	–	1,157
Oil, Gas and Petrochemicals	–	40	987	1,027
Export	531	–	96	627
All Other	344	702	–	1,046

TOTAL	15,635	5,040	1,092	21,767

Business Strategy

U. S. Steel’s strategy is based on our stated aspiration to be a responsible company that generates a competitive return on capital and meets our financial and stakeholder obligations. Within this value framework, our business strategy is to continue to increase our value-added product mix; to expand our global business platform; to improve our capital structure and strengthen our balance sheet; to improve our reliability and cost competitiveness; to become a world leader in safety and environmental performance; and to attract and retain a diverse workforce with the talent and skills needed for our long-term success.

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

In Europe, our strategy is to be a leading steel producer and a prime supplier of steel to growing European markets, to expand our customer base by providing reliable delivery of high-quality steel and to invest in value-added facilities, including an automotive hot-dip galvanizing line at USSK that started up in February 2007.

We will assess U.S. and international expansion opportunities, including raw material facilities, in light of changing global steel market conditions and long-term customer needs in order to maximize shareholder value. We may consider 100 percent acquisition opportunities, joint ventures and other means.

We have taken a balanced approach to allocation of our capital resources and free cash flow. We have increased our capital expenditures in order to enhance our infrastructure as well as to take advantage of cost reduction and value-added market opportunities, reduced our debt, voluntarily funded our employee benefit obligations, increased our common stock dividends, repurchased our common stock and enhanced our liquidity.

For example, we have more than doubled our average annual capital spending over the 2003 level, focusing on investments such as dynamo and automotive galvanizing facilities at USSK; major blast furnace projects at Gary Works, Granite City Works, USSK and USSB; refurbishing the steelmaking shop at USSB; upgrades to our ironmaking and cokemaking facilities in the U.S. and several significant environmental projects. In 2004, we redeemed $259 million of certain senior notes with the proceeds from an equity offering of eight million common shares and retired $281 million of USSK long-term debt. In late 2006 and early 2007, we purchased $328 million of our 10 3/4% Senior Notes due August 1, 2008 and redeemed $49 million of our 10% Senior Quarterly Income Debt Securities due 2031 with available cash. These debt reductions have enhanced our balance sheet, reduced our interest cost and improved our maturity schedule. Over the last three years, we made voluntary contributions of $565 million to our main domestic defined benefit pension plan and $136 million to our trusts for retiree health care and life insurance. We increased our quarterly common stock dividend four times over the last two years, quadrupling it from 5 cents per share to 20 cents per share. We have repurchased 13.1 million shares of common stock for $696 million since our stock repurchase program was initially authorized in July 2005. Finally, we improved our liquidity by approximately $1.4 billion since the National Steel and USSB acquisitions in 2003.

The acquisition of the National Steel facilities and the 2003 labor agreements with the United Steelworkers (USW) covering all of our production facilities in the U.S. enabled us to achieve a major productivity-oriented improvement in the cost structure of our U.S. business. We completed voluntary workforce reduction programs in the U.S. in 2003 and at USSK in 2005, and began one at USSB in 2006. The first phase of the USSB program will be completed in the first quarter of 2007. The second phase of the program, which will be implemented in the first half of 2007, is expected to result in a reduction of no more than five percent of the workforce. Other ongoing cost improvement efforts include logistics and supply chain management improvements, global procurement initiatives, centralized processed products management and maintenance supplies management.

We are currently pursuing the potential company-wide benefits of implementing an enterprise resource planning (ERP) system to help us operate more efficiently. The implementation of an ERP system would provide the opportunity to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.

The foregoing statements of belief are forward-looking statements. Predictions regarding future cost savings are subject to uncertainties. Factors that may affect the amount of cost savings include the availability of a trained and optimally-sized workforce to operate our businesses and our ability to implement and maintain our cost reduction strategies. Actual results could differ materially from those expressed in these forward-looking statements.

We significantly improved our safety performance in 2006. On a global basis our OSHA recordable rate improved by 30 percent and we achieved a 26 percent reduction in the days away from work cases compared to 2005.

Given the large number of employees eligible for retirement in the near future (see “Risk Factors – Other Risk Factors applicable to U. S. Steel”), recruiting, developing and retaining a diverse workforce and a world-class leadership team are crucial to the long-term success of our company.

We have also entered into a number of joint ventures with domestic and international partners to take advantage of market or manufacturing opportunities.

Steel Industry Background and Competition

The global steel industry is cyclical, highly competitive and has historically been characterized by overcapacity.

U. S. Steel is the sixth largest steel producer in the world, the second largest integrated steel producer in North America and one of the largest integrated flat-rolled producers in Central Europe. U. S. Steel competes with many U.S. and international steel producers. Competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills, which primarily use steel scrap and, increasingly, iron-bearing feedstocks as raw materials.

Mini-mills typically require lower capital expenditures for construction of facilities and may have lower total employment costs; however, these competitive advantages may be more than offset by the cost of scrap when scrap prices are high. Some mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers of flat-rolled products, who are able to manufacture a broader range of products. U. S. Steel provides defined benefit pension and/or other postretirement benefits to approximately 88,000 retirees and beneficiaries. Mini-mills and most of our other competitors do not have comparable fixed retiree obligations.

Also, international competitors may have lower labor costs than U.S. producers and some are owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations, as well as prevailing market conditions. We also face competition in many markets from producers of materials such as aluminum, cement, composites, glass, plastics and wood.

Due primarily to growth in worldwide steel production, especially in China, prices for steelmaking commodities such as steel scrap, coal, coke and iron ore escalated to unprecedented levels in 2004 and these commodities remain very expensive. Our balanced raw materials position in the U.S. and limited dependence on purchased steel scrap has helped the competitive position of our U.S. operations.

Steel imports to the United States, which reached all-time highs in 2006, accounted for an estimated 31 percent of the U.S. steel market in 2006, 25 percent in 2005 and 26 percent in 2004. Increases in future levels of imported steel could reduce future market prices and demand levels for steel produced in our U.S. facilities.

The U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) recently completed their five-year “sunset” reviews of existing trade relief pertaining to Corrosion-Resistant Carbon Steel Flat Products (Corrosion-Resistant) and Carbon Cut to Length Plate (Cut to Length Plate).

The Corrosion-Resistant proceeding involved anti-dumping orders against product from Australia, Canada, France, Germany, Japan and South Korea; and countervailing duty orders against product from France and South Korea, all of which were put in place in 1993. The DOC had found that dumping and subsidization would be likely to continue or recur if any of these orders is revoked. On December 14, 2006, the ITC rendered its decision that material injury to the domestic industry would be likely to continue or recur if any of the orders from Germany or

South Korea were to be revoked. It also found that material injury would not be likely to continue or recur upon revocation of any of the other orders. Thus, the orders from Germany and South Korea remain in place, while the other orders have been revoked. We are appealing the ITC’s determinations regarding Australia, Canada, France and Japan.

The Cut to Length Plate proceeding involves both anti-dumping and countervailing duty orders against product from Belgium, Brazil, Mexico, Spain, Sweden, and the United Kingdom; and antidumping orders against Finland, Germany, Poland, Romania and Taiwan, most of which were put in place in 1993, with the exception of Taiwan which has been in place since 1979. The DOC had found that dumping would be likely to continue or recur if any of these orders is revoked. On December 14, 2006, the ITC rendered its decision that material injury to the domestic industry would not be likely to continue or recur upon revocation of any of the orders. Thus, all the orders have been revoked.

The DOC and the ITC are currently conducting five year “sunset” reviews of other existing trade relief of interest to U. S. Steel: Seamless Pipe, Oil Country Tubular Goods (OCTG), Hot-Rolled Steel Products (Hot-Rolled) and Welded Large Diameter Line Pipe (Line Pipe).

The Seamless Pipe proceeding involves anti-dumping orders against product from Argentina, Brazil and Germany. The OCTG proceeding involves anti-dumping orders against product from Argentina, Italy, Japan, Korea and Mexico. All of these orders were imposed in 1995. The ITC conducted an injury hearing on seamless pipe on February 8, 2007 and the OCTG proceeding is scheduled for April 12, 2007. The ITC votes on these cases are scheduled for April 19, 2007 and May 31, 2007, respectively. The orders against OCTG from Argentina and Mexico are subject to various challenges and appeals before the U.S. Court of International Trade, NAFTA binational panels and a World Trade Organization review panel. Adverse decisions in these cases could cause those orders to be prematurely terminated.

The Hot-Rolled proceeding involves anti-dumping orders against product from Argentina, China, India, Indonesia, Kazakhstan, Netherlands, Romania, South Africa, Taiwan, Thailand and Ukraine; and countervailing duty orders against product from Argentina, India, Indonesia, South Africa and Thailand. These orders were imposed in 2001. The DOC is engaged in investigations to determine whether dumping would be likely to continue or recur if any of the orders is revoked. The ITC will hold its injury hearing on September 19 and September 20, 2007, and will vote on November 15, 2007.

The Line Pipe proceeding involves antidumping orders against product from Japan and Mexico. These orders were imposed in December 2001 and February 2002, respectively. The DOC is engaged in investigations to determine whether dumping would be likely to continue or recur if any of the orders is revoked. The ITC will hold its injury hearing in the second half of 2007.

We cannot predict the impact of these rulings on future levels of imported steel or on our financial results. We expect to continue to experience high levels of competition from imports and will continue to monitor imports closely and file anti-dumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, financial results.

U. S. Steel’s businesses in the U.S. are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that our major domestic and many European integrated steel competitors are confronted by substantially similar conditions and thus does not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel’s competitive position with regard to domestic mini-mills, some foreign steel producers and producers of materials which compete with steel, all of which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to our prior disposal of environmentally sensitive materials. Most of our competitors have fewer historic liabilities. For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

USSK and USSB conduct business primarily in central, western and southern Europe and are subject to market conditions in those areas which are influenced by many of the same factors that affect domestic markets, as well as matters specific to international markets such as quotas and tariffs. USSK and USSB are affected by worldwide overcapacity in the steel industry, the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. In particular, USSK and USSB are subject to economic conditions, environmental regulations and political factors in Europe, which if changed could negatively affect results of operations and cash flow. These economic conditions, environmental regulations and political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, limits on emissions (see “Environmental Matters” for a discussion regarding carbon dioxide emissions limits, which are applicable to European Union member countries), limits on production, and quotas, tariffs and other protectionist measures. USSK and USSB are affected by the volatility of raw materials prices, and USSB has been affected by curtailments of natural gas available from the one pipeline that supplies Serbia. USSE is also subject to foreign currency exchange risks because its revenues are primarily in euros and its costs are primarily in U.S. dollars, Slovak koruna and Serbian dinars.

Facilities and Locations

Flat-rolled

With the exception of the Fairfield pipe mill, the operating results of all the facilities within U. S. Steel’s integrated steel mills in the U.S. are included in Flat-rolled. These facilities include Gary Works, Great Lakes Works, Mon Valley Works, Granite City Works and Fairfield Works.

Gary Works, located in Gary, Indiana, has annual raw steel production capability of 7.5 million tons. Gary Works has three coke batteries, four blast furnaces, six steelmaking vessels, a vacuum degassing unit and four continuous slab casters. In January 2006, we completed a major repair and rebuild of our largest blast furnace, which is located at Gary Works. Gary Works generally consumes all the coke it produces and sells several coke by-products. Finishing facilities include a hot strip mill, two pickling lines, two cold reduction mills, three temper mills, a double cold reduction line, two tin coating lines, an electrolytic galvanizing line and a hot dip galvanizing line. Principal products include hot-rolled, cold-rolled and coated sheets and tin mill products. Gary Works also produces strip mill plate. The Midwest Plant and East Chicago Tin are operated as part of Gary Works.

The Midwest Plant, located in Portage, Indiana, finishes primarily hot-rolled bands. Midwest facilities include a pickling line, two cold reduction mills, two temper mills, a double cold reduction mill, two hot dip galvanizing lines, a tin coating line and a tin-free steel line. Principal products include tin mill products and hot dip galvanized, cold-rolled and electrical lamination sheets.

East Chicago Tin is located in East Chicago, Indiana. Facilities include a pickling line, a cold reduction mill, a temper mill, a tin coating line and a tin-free steel line.

Great Lakes Works, located in Ecorse and River Rouge, Michigan, has annual raw steel production capability of 3.8 million tons. Great Lakes facilities include three blast furnaces, two steelmaking vessels, a vacuum degassing unit, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, a temper mill, an electrolytic galvanizing line and a hot dip galvanizing line. Principal products include hot-rolled, cold-rolled and coated sheets.

Mon Valley Works consists of the Edgar Thomson Plant, located in Braddock, Pennsylvania; the Irvin Plant, located in West Mifflin, Pennsylvania; the Fairless Plant, located in Fairless Hills, Pennsylvania; and Clairton Works, located in Clairton, Pennsylvania. Mon Valley Works has annual raw steel production capability of 2.9 million tons. Facilities at the Edgar Thomson Plant include two blast furnaces, two steelmaking vessels, a vacuum degassing unit and a slab caster. Irvin Plant facilities include a hot strip mill, two pickling lines, a cold reduction mill, a temper mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. The Fairless Plant operates a hot dip galvanizing line. Principal products from Mon Valley Works include hot-rolled, cold-rolled and coated sheets, as well as coke and coke by-products produced at Clairton Works.

Clairton Works is comprised of twelve coke batteries, two of which are operated for the Clairton 1314B Partnership (1314B Partnership), which is discussed below. Approximately 79 percent of 2006 production (including the 1314B Partnership) was consumed by U. S. Steel facilities and the remainder was sold to or swapped with other domestic steel producers. Several coke by-products are sold to the chemicals and raw materials industries.

U. S. Steel is the sole general partner of and owns an equity interest in the 1314B Partnership. As general partner, U. S. Steel is responsible for operating and selling coke and coke by-products from the partnership’s two coke batteries. U. S. Steel’s share of profits during 2006 was 45.75 percent. U. S. Steel consolidates the results of the 1314B Partnership in our financial statements.

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

ProCoil Company LLC, a wholly owned subsidiary located in Canton, Michigan, slits, cuts to length and press blanks steel coils to desired specifications, provides laser welding services and warehouses material to service automotive customers.

U. S. Steel participates in a number of joint ventures which are included in Flat-rolled, most of which are conducted through subsidiaries or other separate legal entities. All such joint ventures are accounted for under the equity method. The significant joint ventures and other investments are described below, all of which are 50 percent owned except Feralloy Processing Company and Acero Prime, S.R.L. de C.V. (Acero Prime), in which U. S. Steel holds 49 percent and 40 percent interests, respectively. For financial information regarding joint ventures and other investments, see Note 10 to the Financial Statements.

U. S. Steel and Pohang Iron & Steel Co., Ltd. (POSCO) of South Korea participate in a joint venture, USS-POSCO Industries (USS-POSCO), located in Pittsburg, California. The joint venture markets high quality sheet and tin mill products, principally in the western United States. USS-POSCO produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel from hot bands principally provided by U. S. Steel and POSCO, which each provide about 50 percent of its requirements. Total shipments by USS-POSCO were 1.4 million tons in 2006, 1.2 million tons in 2005 and 1.4 million tons in 2004.

U. S. Steel and Kobe Steel, Ltd. of Japan participate in a joint venture, PRO-TEC Coating Company (PRO-TEC). PRO-TEC owns and operates two hot-dip galvanizing lines in Leipsic, Ohio, which primarily serve the automotive industry. PRO-TEC’s annual capability is approximately 1.2 million tons. U. S. Steel supplies PRO-TEC with all of its requirements of cold-rolled sheets and markets all of its products. Total shipments by PRO-TEC were 1.2 million tons in 2006, 1.1 million tons in 2005 and 1.2 million tons in 2004.

U. S. Steel and Severstal North America, Inc. participate in Double Eagle Steel Coating Company (DESCO), a joint venture which operates an electrogalvanizing facility located in Dearborn, Michigan. The facility can coat both sides of sheet steel with free zinc or zinc alloy coatings, primarily for use in the automotive industry. DESCO processes steel supplied by each partner and each partner markets its share of the output. In 2006, 2005 and 2004, DESCO’s total production was 645 thousand tons, 693 thousand tons and 650 thousand tons, respectively.

U. S. Steel and Mittal Steel Co. NV participate in the Double G Coatings Company, L.P. (Double G) joint venture, a hot dip galvanizing and Galvalume® facility located near Jackson, Mississippi, which primarily serves the construction industry. Double G’s production was 286 thousand tons in 2006, 234 thousand tons in 2005 and 316 thousand tons in 2004.

U. S. Steel and Worthington Industries, Inc. participate in a joint venture known as Worthington Specialty Processing, which operates a steel processing facility in Jackson, Michigan. The plant is operated by Worthington Industries, Inc. The facility is capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. In 2006, 2005 and 2004, Worthington Specialty Processing shipments were 271 thousand tons, 342 thousand tons and 326 thousand tons, respectively.

Feralloy Processing Company (FPC), a joint venture between U. S. Steel and Feralloy Corporation, converts coiled hot strip mill plate into sheared and flattened plates for shipment to customers. The plant, located in Portage, Indiana, has a temper mill linked to a cut-to-length leveling line. The line provides stress-free, leveled product with a superior surface finish. FPC provides processing services to the joint venture partners and other steel consumers and service centers. FPC had annual revenues of $8.9 million in 2006, $6.6 million in 2005 and $5.1 million in 2004.

Chrome Deposit Corporation (CDC), a joint venture between U. S. Steel and Court Holdings, reconditions finishing work rolls, which require grinding, chrome plating, and/or texturing. The rolls are used on rolling mills to provide superior finishes on steel sheets. CDC has seven locations across the United States, with all locations near major steel mills. In 2006, 2005, and 2004, CDC had annual revenues of $19.9 million, $18.3 million and $19.9 million, respectively.

U. S. Steel, along with Feralloy Mexico, S.R.L. de C.V. and Mitsui Development Co., Inc., participates in a joint venture, Acero Prime. Acero Prime operates in Mexico with facilities in San Luis Potosi and Ramos Arizpe, and a leased warehouse in Toluca. Acero Prime provides slitting, warehousing and logistical services.

U. S. Steel owns a Research and Technology Center located in Munhall, Pennsylvania where we carry out a wide range of applied research, development and technical support functions.

U. S. Steel also owns an automotive technical center in Troy, Michigan. This facility brings automotive sales, service, distribution and logistics services, product technology and applications research into one location. Much of U. S. Steel’s work in developing new grades of steel to meet the demands of automakers for high-strength, light-weight and formable materials is carried out at this location.

USSE

USSE consists of USSK, USSB and several subsidiaries of each.

USSK is headquartered at its integrated facility in Košice, Slovakia, which has annual raw steel production capability of 5.0 million tons. This facility has two coke batteries, three blast furnaces, four steelmaking vessels, a vacuum degassing unit, two dual strand casters, a hot strip mill, two pickling lines, two cold reduction mills, a temper mill, a temper/double cold reduction mill, two hot dip galvanizing lines, two tin coating lines, three dynamo lines and a color coating line. Construction of an automotive quality hot-dip galvanizing line was completed in February 2007 and start-up is progressing. USSK also has facilities for manufacturing heating radiators, spiral welded pipe and refractories.

In addition, USSK has a full service research laboratory. In conjunction with our research facility in Munhall, Pennsylvania, the USSK lab supports Centers of Excellence specialty efforts in cokemaking, electrical steels, design and instrumentation, and ecology.

USSB has an integrated plant in Smederevo, Serbia which has annual raw steel production capability of 2.4 million tons. Facilities at this plant include two blast furnaces, three steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a cold reduction mill, a temper mill and a temper/double cold reduction mill. Other facilities include a tin mill in Sabac, a limestone mine in Kucevo and a river port in Smederevo, all located in Serbia.

Tubular

Seamless products are produced on a mill located at Fairfield Works in Fairfield, Alabama, and on two mills located in Lorain, Ohio. The Fairfield mill has annual production capability of 750 thousand tons and is supplied with steel rounds exclusively from Fairfield Works. The Lorain mills have combined annual production capability of 780 thousand tons and purchase steel rounds from Fairfield Works and other external sources. Electric resistance welded products are produced on a mill located in McKeesport, Pennsylvania, which is operated by Camp-Hill Corporation. The McKeesport mill has annual production capability of 315 thousand tons and purchases flat-rolled products from Mon Valley Works and other U. S. Steel locations.

Other Businesses

U. S. Steel’s Other Businesses are involved in the production and sale of iron-bearing taconite pellets, transportation services and the management and development of real estate.

U. S. Steel’s iron ore pellet operations are located at Mt. Iron (Minntac) and Keewatin (Keetac), Minnesota. During 2006, 2005 and 2004, these operations produced 22.1 million, 22.3 million and 22.9 million tons of iron ore pellets, respectively.

U. S. Steel owns 100 percent of Transtar, Inc. Transtar and its subsidiaries (the Elgin, Joliet and Eastern Railway Company in Illinois and Indiana; the Lake Terminal Railroad Company in Ohio; Union Railroad Company and McKeesport Connecting Railroad Company in Pennsylvania; the Birmingham Southern Railroad Company, Fairfield Southern Company, Inc., Mobile River Terminal Company, and Warrior and Gulf Navigation Company, all located in Alabama; and Delray Connecting Railroad Company in Michigan) comprise U. S. Steel’s transportation business.

U. S Steel owns, develops and manages various real estate assets, which include approximately 200,000 acres of surface rights primarily in Alabama, Maryland, Michigan, Minnesota and Pennsylvania. In addition, U. S. Steel participates in joint ventures that are developing real estate projects in Alabama, Illinois and Maryland.

Raw Materials and Energy

Historically, supplies of raw materials and energy used to produce steel have been more than sufficient and costs were relatively stable. In the past several years there has been a tightening of raw material availability and substantial increases in costs. As an integrated producer, U. S. Steel’s primary raw materials are iron units in the form of iron ore or taconite, carbon units in the form of coal and coke (which is produced from coal) and steel scrap. The amounts of such raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel producing equipment. In broad terms, U. S. Steel estimates that it consumes about 1.4 tons of coal to produce one ton of coke and that it consumes over 1.2 tons of iron ore pellets and a little less than 0.4 tons of coke for each ton of raw steel produced. While we believe that these estimates are useful for planning purposes, substantial variations occur. They are presented in order to give a general sense of raw material consumption related to steel production.

Iron Ore

With the iron ore facilities at Minntac and Keetac, which contain an estimated 786 million short tons of recoverable reserves, U. S. Steel has the capability of being completely self-sufficient for iron ore requirements to support blast furnace production in the U.S. Recoverable tons means the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Any surplus pellet production is sold to domestic and foreign consumers, including USSE. Depending on market conditions and transportation costs, internal iron ore requirements may be satisfied by the purchase of pellets from third parties, permitting the sale of additional pellets on the open market.

USSE purchases most of its iron ore requirements from third parties, but has also purchased iron ore from U. S. Steel’s iron ore facilities in the U.S. We believe that supplies of iron ore, adequate to meet USSE’s needs, are available at competitive market prices. The main sources of iron ore for USSE are Russia and Ukraine, with supplemental supplies coming from Slovakia, Venezuela and Brazil.

Coal

All of U. S. Steel’s coal requirements in the U.S. are purchased from third parties. We believe that supplies of coal adequate to meet our domestic needs are available from third parties at competitive market prices. Coal supplies were disrupted throughout 2004 largely due to the declarations of force majeure by several of U. S. Steel’s major coal suppliers, and in early 2005 due to river lock closures resulting from flooding. U. S. Steel has entered into contracts at competitive market prices for our domestic coal requirements in 2007.

USSK’s coal requirements are purchased from third parties. We believe that supplies of coal adequate to meet USSK’s needs are available from third parties at competitive market prices. The main sources of coal for USSK include Poland, the Czech Republic, the United States, Russia and Ukraine. USSK has entered into contracts at competitive market prices for its coal requirements in 2007. USSB, which purchases coke, does not currently require coal to support its operations.

Coke

In the U.S., U. S. Steel operates cokemaking facilities at our Clairton, Pennsylvania; Gary, Indiana; and Granite City, Illinois locations. These facilities have the capability to supply the majority of U. S. Steel’s metallurgical coke requirements for blast furnace production in the U.S. Blast furnace coal injection processes at Gary Works, Great Lakes Works and Fairfield Works reduce U. S. Steel’s domestic coke requirements. We routinely sell or swap a portion of the coke production from our Clairton facility. To the extent that it is necessary or appropriate considering existing needs and/or applicable transportation costs, coke is purchased from or swapped with U.S. and international suppliers or other end-users. We are evaluating alternatives to add cokemaking facilities and to enhance energy recoveries.

USSK operates a cokemaking facility that primarily serves the steelmaking operations at USSK. Depending on market conditions and operational schedules, USSK may purchase coke on the open market and may occasionally supply a portion of USSB’s needs. Blast furnace coal injection processes at USSK reduce its coke requirements. USSB sources substantially all of its coke requirements from third party suppliers. We believe that supplies of coke, adequate to meet USSK’s and USSB’s needs, are available at competitive market prices. The main sources of coke for USSK and USSB in 2007 are expected to be Poland, Ukraine, Russia, Bosnia, Hungary, China and the Czech Republic.

Limestone

All limestone requirements in the U.S. are purchased from third parties. We believe that supplies of limestone adequate to meet our domestic needs are readily available from third parties at competitive market prices.

All limestone requirements for USSK are purchased from a third party under a long-term contract. We source approximately 50 percent of USSB’s limestone requirements from third party suppliers with the balance coming from a limestone mine under our direct control. We believe that supplies of limestone adequate to meet USSB’s needs are available from third parties at competitive market prices.

Zinc and Tin

We believe that supplies of zinc and tin required to fulfill our requirements for U.S. and European operations are available from third parties at competitive market prices.

Scrap and Other Materials

We believe that supplies of steel scrap and other alloying and coating materials required to fulfill our requirements for U.S. and European operations are available from third parties at competitive market prices. Generally, approximately 40 percent of our scrap requirements is internally generated through normal operations.

Natural Gas

We purchase all of our natural gas requirements from third parties. We believe that supplies of natural gas adequate to meet our U.S. needs are available from third parties at competitive market prices. About 60 percent of our domestic natural gas purchases are based on solicited bids, on a monthly basis, from various vendors; approximately 15 percent are made through long-term contracts; and the remainder are made daily or with physical forward positions. We have executed physical forward positions consistent with anticipated domestic business needs for natural gas because of the volatility of natural gas markets. As shown in the graph, domestic natural gas prices have increased significantly over the last several years.

We believe that supplies of natural gas, adequate to meet USSE’s needs, are normally available from third parties at competitive market prices. Natural gas prices in Slovakia and Serbia have been less volatile than in the U.S.; however, prices increased in 2005 and 2006 and are expected to increase again in 2007. We experienced curtailments of natural gas supplies at USSB in early 2006. Serbia relies upon a single pipeline system for its natural gas, making USSB and other industrial customers in Serbia vulnerable to disruptions in this system.

Commercial Sales of Product

U. S. Steel characterizes our sales as contract if sold pursuant to an agreement with defined pricing and a one year or longer duration, and as spot if sold pursuant to a shorter term contract. In 2006 approximately 50 percent, 25 percent and 5 percent of sales by Flat-rolled, USSE and Tubular, respectively, were contract sales. U. S. Steel does not consider sales backlog to be a meaningful measure since volume commitments in most contracts are based on each customer’s specific monthly orders.

Environmental Matters

U. S. Steel maintains a comprehensive environmental policy overseen by the Corporate Governance and Public Policy Committee of the U. S. Steel Board of Directors. The Environmental Affairs organization has the responsibility to ensure that U. S. Steel’s operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Executive Environmental Committee, which is comprised of officers of U. S. Steel, is charged with reviewing our overall performance with various environmental compliance programs. Also, U. S. Steel, largely through the American Iron and Steel Institute and the International Iron and Steel Institute, is involved in the development of various air, water and waste regulations with federal, state and local governments and international stakeholders concerning the implementation of cost effective environmental strategies.

U. S. Steel’s businesses in the U.S. are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act (CAA)

with respect to air emissions; the Clean Water Act (CWA) with respect to water discharges; the Resource Conservation and Recovery Act (RCRA) with respect to solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to releases and remediation of hazardous substances. In addition, all states where U. S. Steel operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been promulgated and in certain instances are undergoing revision. These environmental laws and regulations, particularly the CAA, could result in substantially increased capital, operating and compliance costs.

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet CAA obligations and similar obligations in Europe, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be reduced. U. S. Steel believes that our major domestic and many European integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to domestic mini-mills, some foreign steel producers and producers of materials which compete with steel, all of which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to our prior disposal of environmentally sensitive materials. Most of our competitors have fewer historic liabilities.

USSK is subject to the environmental laws of Slovakia and the European Union (EU). The environmental requirements of Slovakia and the EU are comparable to environmental standards in the U.S. There are no legal proceedings pending against USSK involving environmental matters. USSK has a current compliance project for a primary dedusting system at Steel Shop No. 2 to meet air emission standards for particulates. The Slovak government has established November 30, 2007 as a new deadline for USSK to meet compliance standards at Steel Shop No. 2, and USSK anticipates meeting these standards prior to the deadline.

While the United States has not ratified the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC) establishes its own CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan (NAP I) for Slovakia that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Slovak Ministry of the Environment (Ministry) imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. USSK is purchasing CO2 allowances needed to cover its anticipated shortfall for the NAP I allocation period (2005 through 2007). Based on the value of purchased credits and current market value of CO2 allowances remaining to be purchased for the anticipated shortfall related to production through December 31, 2007, a long-term other liability of $7 million was recognized on the balance sheet as of December 31, 2006. On November 29, 2006, the EC issued a decision that Slovakia would be granted 25 percent fewer CO2 allowances than were requested in Slovakia´s NAP II, for the allocation period 2008 through 2012. Both Slovakia and USSK have filed legal actions against the EC to challenge this decision. The Ministry has not yet allocated Slovakia’s CO2 allowances to companies within Slovakia for the NAP II period. The potential financial and/or operational impacts of NAP II are not currently determinable.

While ratification of the Kyoto Protocol in the U.S. has not occurred, there remains the possibility that limitations on greenhouse gases may be imposed. The impact on our domestic operations cannot be estimated at this time.

USSB is subject to the environmental laws of Serbia. These laws are currently less restrictive than either the EU or U.S. standards, but this is expected to change over the next several years in anticipation of possible EU accession. Under the terms of the acquisition, USSB will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study. The study was completed in June 2004 and submitted to the Government of Serbia.

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

The CAA requires the regulation of hazardous air pollutants and development and promulgation of Maximum Achievable Control Technology (MACT) Standards. The U.S. Environmental Protection Agency (EPA) MACT standards for integrated iron and steel plants required compliance by May 22, 2006. The taconite iron ore processing MACT required compliance by October 30, 2006. U. S. Steel added emissions control equipment to comply with the taconite iron ore processing MACT at Minntac. Keetac has installed an air scrubber for that purpose. Costs associated with compliance with these MACT standards are included in the capital expenditures disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

The CAA specifically addressed the regulation and control of coke oven batteries. U. S. Steel has elected to comply with the Lowest Achievable Emission Rate (LAER) standards. The LAER standards are expected to be further revised in 2010 and additional health risk-based standards are expected to be adopted in 2020. The Phase II Coke MACT for pushing, quenching and battery stacks required compliance by April 14, 2006. The EPA is developing regulations to address Regional Haze, the impact of which could be significant to U. S. Steel, but the cost cannot be reasonably estimated until the final regulations are promulgated and, more importantly, the states implement their State Implementation Plans covering their standards. For additional information regarding significant enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

In July 1997, EPA announced a new standard for fine particulate matter (PM2.5) under the CAA National Ambient Air Quality Standards. At the same time, it promulgated the new eight-hour ozone standard. It is anticipated that these programs could result in significant cost to U. S. Steel, however it is impossible to estimate the magnitude of these costs at this time as the programs are beginning to be developed and implementation is not expected until between 2010 and 2020.

Water

U. S. Steel maintains discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA, and conducts our operations to be in compliance with such permits. For additional information regarding enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Solid Waste

U. S. Steel continues to seek methods to minimize the generation of hazardous wastes in our operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks. Corrective action under RCRA related to past waste disposal activities is discussed below under “Remediation.” For additional information regarding significant enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

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

U. S. Steel is also involved in a number of remedial actions under CERCLA, RCRA and other federal and state statutes, particularly third party waste disposal sites where disposal of U. S. Steel-generated material occurred, and it is possible that additional matters may come to our attention which may require remediation. For additional information regarding remedial actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Property, Plant and Equipment Additions

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Notes 11 and 20 to the Financial Statements.

Employees

As of December 31, 2006, U. S. Steel had approximately 22,000 employees in the United States and approximately 22,000 in Europe. Most hourly employees of U. S. Steel’s steel, coke and iron ore pellet facilities in the U.S. are covered by a collective bargaining agreement with the USW, which expires in September 2008 and contains a no-strike provision. At Granite City Works, employees who work in the cokemaking and blast furnace operations are represented by the International Chemical Workers Union; and a small number of employees are represented by the Bricklayers and Laborers International unions. Agreements with these unions expire in November and December 2008, and also contain no-strike provisions. Hourly employees engaged in transportation activities in the U.S. are represented by the USW and other unions and are covered by collective bargaining agreements with varying expiration dates. In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires in December 2007. Represented employees at USSB are covered by a three-year collective bargaining agreement that expires in November 2009. Wage increases have been agreed to for all three years; therefore, there will be no annual wage negotiations.

Available Information

U. S. Steel’s Internet address is www.ussteel.com. We post our annual report on Form 10-K, our quarterly reports on Form 10-Q and our proxy statement to our web site as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (SEC). We also post all press releases and earnings releases to our web site.

All other filings with the SEC are available via a direct link on the U. S. Steel web site to the SEC’s web site, www.sec.gov.

Also available on the U. S. Steel web site are U. S. Steel’s Corporate Governance Principles, our Code of Ethical Business Conduct and the charters of the Audit & Finance Committee, Compensation & Organization Committee and Corporate Governance & Public Policy Committee of the Board of Directors. These documents and the Annual Report on Form 10-K are also available in print to any shareholder who requests them. Such requests should be sent to the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-4801).

U. S. Steel does not intend to incorporate the contents of any web site into this document.

Other Information

Information on net sales, depreciation, capital expenditures and income by reportable segments and for Other Businesses and on net sales and assets by geographic area are set forth in Note 3 to the Financial Statements.

For significant operating data for U. S. Steel for each of the last five years, see “Five-Year Operating Summary” on pages F-53 and F-54.

Item 1A. RISK FACTORS

Risk Factors Concerning the Steel Industry

Steel consumption is cyclical and worldwide overcapacity in the steel industry and the availability of alternative products have resulted in intense competition, which may have an adverse effect on profitability and cash flow.

Steel consumption is highly cyclical and generally follows general economic and industrial conditions both worldwide and in various smaller geographic areas. The steel industry has historically been characterized by excess world supply, which has led to substantial price decreases during periods of economic weakness. Future economic downturns could decrease the demand for our products. Substitute materials are increasingly available for many steel products, which further reduces demand for steel.

Rapidly growing supply in China and other developing economies, which may increase faster than increases in demand, may result in additional excess worldwide capacity and falling steel prices.

Over the last several years, steel consumption in China and other developing economies has increased at a rapid pace. Steel companies have responded by developing plans to rapidly increase steel production capability in these countries. Steel production, especially in China, has been expanding rapidly and appears to be well in excess of Chinese demand. Because China is now the largest worldwide steel producer by a significant margin, any significant excess Chinese capacity could have a major impact on world steel trade and prices if this excess production is exported to other markets.

Increased imports of steel products into the U.S. could negatively affect domestic steel prices and demand levels and reduce profitability of domestic producers.

Steel imports to the United States accounted for an estimated 31 percent of the domestic steel market in 2006, 25 percent in 2005 and 26 percent in 2004. Foreign competitors may have lower labor costs, and some are owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Increases in future levels of imported steel could reduce future market prices and demand levels for domestic steel. The recent expiration of a number of antidumping and countervailing duty orders may facilitate additional imports. Several more antidumping and countervailing duty orders applicable to steel products are currently under review by the relevant government agencies. Expiration of these orders could result in even greater import levels.

Increases in prices and limited availability of raw materials and energy may constrain operating levels and reduce profit margins.

Steel producers require large amounts of raw materials – iron ore or other iron containing material, steel scrap, coke, coal and zinc for integrated producers such as U. S. Steel, and scrap and zinc for mini-mill producers. Both integrated and mini-mill producers consume large amounts of energy. Over the last several years, prices for raw materials and energy, in particular natural gas and zinc, have increased significantly. In many cases these price increases have been a greater percentage than price increases for the sale of steel products. U. S. Steel and other steel producers have periodically been faced with problems in obtaining sufficient raw materials and energy in a timely manner, resulting in production curtailments. USSB is dependent upon availability of natural gas in Serbia, which is dependent upon a single pipeline. Serbia has experienced major curtailments during periods of peak demand in Eastern Europe and Russia. These production curtailments and escalated costs have reduced profit margins and may continue to do so in the future.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs.

Steel producers in the U.S. are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Environmental laws and regulations, particularly the Clean Air Act, could result in substantially increased capital, operating and compliance costs.

International environmental requirements vary. While standards in the European Union (EU) and Japan are generally comparable to U.S. standards, other nations have substantially lesser requirements that may give competitors in such nations a competitive advantage.

Unplanned equipment outages and other unforeseen disruptions may reduce our results of operations.

Our steel production depends on the operation of critical pieces of equipment, such as blast furnaces, casters and hot strip mills. It is possible that we could experience prolonged periods of reduced production due to equipment failures at our facilities or those of our key suppliers. It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents and severe weather conditions. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions (such as shortages of barges, rail cars or trucks). To the extent that lost production could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and our unit production costs could be adversely affected.

Risk Factors Concerning U. S. Steel Legacy Obligations

Many lawsuits have been filed against U. S. Steel involving asbestos-related injuries, which could have a material adverse effect on our financial position, results of operation and cash flow.

U. S. Steel is a defendant in a large number of cases in which approximately 3,700 claimants actively allege a variety of respiratory and other diseases based on alleged exposure to asbestos. It is possible that we may experience large judgments against us in the future that could have an impact upon the number of future claims filed against us and on the amount of future settlements, which would have an adverse impact on our profitability and cash flow.

Our retiree employee health care and retiree life insurance plan costs, most of which are unfunded obligations, and our pension plan costs in the U.S. are higher than those of many of our competitors. These plans create a competitive disadvantage and negatively affect our profitability and cash flow.

We maintain defined benefit retiree health care and life insurance and defined benefit and defined contribution pension plans covering most of our U.S. employees and former employees upon their retirement. As of December 31, 2006, approximately 109,000 current employees, retirees and beneficiaries are participating in the plans to receive pension and/or medical benefits. U. S. Steel’s underfunded benefit obligations for retiree medical and life insurance (other benefits) were $2.2 billion at year-end 2006. Most of our other benefits and pension benefits are subject to collective bargaining agreements with unionized workforces and will be subject to future negotiations. Minimum contributions to the main qualified pension plan are controlled under ERISA and other government regulations. Substantial cash contributions will be required to fund other benefits and pension benefits. Total costs for pension plans and other benefits are expected to be approximately $237 million in 2007.

Many domestic and international competitors do not provide defined benefit retiree health care and life insurance and pension plans, and other international competitors operate in jurisdictions with government sponsored health care plans that may offer them a cost advantage. Several domestic competitors provide defined contribution health care and pension plans with contributions increased based upon profitability. This will provide these competitors with a significant competitive advantage during periods of low profits.

U. S. Steel contributes to a multiemployer plan covering pensions for unionized workers. We have legal and contractual requirements for future funding of this plan, which will have a negative effect on our cash flows. In addition, funding requirements for participants could increase as a result of any underfunding of this plan.

We have higher environmental remediation costs than our competitors. This creates a competitive disadvantage and negatively affects our profitability and cash flow.

U. S. Steel is currently involved in numerous remediation projects at currently operating facilities, facilities that have been closed or sold to third parties and other sites where material generated by U. S. Steel was deposited. In addition, there are numerous other former operating or disposal sites that could become the subject of remediation.

Environmental remediation costs and related cash requirements of many of our competitors may be substantially less than ours. Many international competitors do not face similar laws in the jurisdictions where they operate. Numerous U.S. competitors have substantially shorter operating histories than we do, resulting in less exposure for environmental remediation. U.S. competitors that have obtained relief under the Bankruptcy Code may have been released from certain environmental obligations that existed prior to the bankruptcy filing.

Other Risk Factors Applicable to U. S. Steel

We may be unable to recover cost increases as we supply customers with steel under long-term fixed price sales contracts.

Historically approximately 50 percent of U. S. Steel’s flat-rolled product sales in the United States have been based on sales contracts with durations of at least one year. These contracts generally have a fixed price or a price that will fluctuate with changes in a defined index. To the extent that raw materials, energy, labor or other costs increase over the terms of the various contracts, U. S. Steel may not be able to recover these cost increases from customers with fixed price agreements. U. S. Steel currently enters into forward purchases to establish future prices for a portion of our required natural gas and zinc needs; however, we remain at risk for our remaining requirements. We are also at risk in the event that future prices decline below the prices that the forward purchases have established.

Customer payment defaults could have an adverse effect on our financial condition and results of operations.

Many of our customers operate in cyclical industries and could experience financial difficulties in times of economic downturn. In some cases, these difficulties may result in bankruptcy filings or cessation of operations. If customers experiencing financial problems default on paying amounts owed to us, we may not be able to collect these amounts or recognize expected revenue. Any material payment defaults by our customers could have an adverse effect on our results of operations and financial condition. Also, a material payment default could cause a default, or a reduction in the amount of receivables available for sale, under our receivables sale program.

The terms of our indebtedness may restrict our ability to pay dividends.

Under the terms of our 9 3/4% Senior Notes due 2010 (Senior Notes), we must meet certain restricted payment tests in order to pay dividends or make certain investments.

The terms of our indebtedness contain restrictive provisions that may limit our flexibility.

We have Senior Notes outstanding in the aggregate principal amount of $378 million as of December 31, 2006. The Senior Notes impose significant restrictions on us such as limits on additional borrowings and certain investments and the use of funds from asset sales. Our $600 million revolving credit agreement secured by inventory (Inventory Facility) prohibits us from selling certain principal properties and imposes additional restrictions if the amount available to be borrowed under that agreement is less than $100 million. Such restrictions include maintaining a fixed charge coverage ratio and limitations on capital expenditures and investments. The Senior Notes, the revolving credit agreement and some of our other loan facilities and leases have provisions that may cause a default under one of these agreements to become a default under the others. These covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.

Rating agencies may downgrade our credit ratings, which would make it more difficult for us to raise capital and would increase our financial costs.

Any downgrade in our credit ratings may make raising capital more difficult, may increase the cost of future borrowings, may affect the terms under which we purchase goods and services, and may limit our ability to take advantage of potential business opportunities.

“Change in control” clauses may require us to immediately purchase or repay debt.

Upon the occurrence of “change in control” events specified in our Senior Notes, Inventory Facility and various other contracts and leases, the holders of our indebtedness may require us to immediately purchase or repay that debt on less than favorable terms. We may not have the financial resources to make these purchases and repayments, and a failure to purchase or repay such indebtedness would trigger cross-acceleration clauses under the Senior Notes and other indebtedness.

We have deferred tax assets that we may not be able to realize.

As of December 31, 2006, U. S. Steel had net federal, foreign and state deferred tax assets of $465 million. Although management believes that it is more likely than not that future operating results and tax planning strategies generating sufficient future taxable income can be utilized to realize the net deferred tax assets, there can be no assurance that we will be able to generate such results or implement these strategies.

Our international operations expose us to uncertainties and risks from abroad, which could negatively affect our results of operations.

USSK, located in Slovakia, and USSB, located in Serbia, constitute nearly 28 percent of our total raw steel production capability, and accounted for 25 percent of net sales and 40 percent of income from operations for 2006. Both USSK and USSB are subject to economic conditions and political factors in Europe, which if changed could negatively affect our results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation and quotas, tariffs and other protectionist measures. USSK and USSB are also subject to foreign currency exchange risks.

Any future international acquisitions would expose us to similar risks.

The quantity of carbon dioxide emission allowances awarded by the European Commission may limit the amount of steel that can be produced at USSK or force USSK to purchase emissions allowances, negatively affecting our results of operations and cash flow.

The European Commission (EC) has established a carbon dioxide (CO2) emission trading scheme for EU member countries. Under this program Slovakia has received fewer CO2 emissions allowances than it requested for both the first period (2005 through 2007) and second period (2008 through 2012). The Slovak Ministry of the Environment, in turn, awarded USSK fewer allowances than USSK had requested for the first period, and is likely to award USSK fewer allowances than requested for the second period. USSK is purchasing emissions allowances needed to cover its anticipated shortfall for the first period and, as to future periods, we may be required to reduce USSK’s production or purchase emission allowances, either of which may have a negative impact on income and cash flow. See “Item 1. Business – Environmental Matters.”

Adoption of greenhouse gas policies in the U.S. could negatively affect our results of operations and cash flows.

While ratification of the Kyoto protocol in the U.S. has not occurred, there remains the possibility that limitations on greenhouse gases may be imposed. Any such limitations could have a negative effect on income and cash flow.

Our business requires substantial expenditures for debt service, contingent obligations, capital investment, operating leases and maintenance that we may be unable to fund.

With $1,025 million of debt outstanding as of December 31, 2006, we have significant debt service requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2006, total capital expenditures were $2.5 billion. At December 31, 2006, our contract commitments to acquire property, plant and equipment totaled $186 million and we were obligated to make aggregate lease payments of $270 million under operating leases.

In addition to capital expenditures and lease payments, we spend significant amounts for maintenance of raw material, raw steel and steel-finishing production facilities, including periodic relines or rebuilds of our seventeen blast furnaces.

As of December 31, 2006, we had contingent obligations consisting of indemnity obligations under active surety bonds, trusts and letters of credit totaling approximately $124 million, guarantees of approximately $2 million of indebtedness for unconsolidated entities and contractual purchase commitments under purchase orders and “take or pay” arrangements of approximately $2.9 billion, plus contingencies under the sale of our mining assets of approximately $79 million. As the general partner of the Clairton 1314B Partnership, we are obligated to fund cash shortfalls incurred by that partnership but may withdraw as the general partner if we are required to fund in excess of $150 million in operating cash shortfalls.

Our business may not generate sufficient operating cash flow, or external financing sources may not be available in amounts sufficient, to enable us to service or refinance our indebtedness or to fund other liquidity needs. We intend indefinitely to reinvest undistributed foreign earnings overseas; however, if we need to repatriate funds in the future to satisfy our liquidity needs, the tax consequences would reduce income and cash flow.

U. S. Steel is exposed to uninsured losses.

U. S. Steel’s insurance coverage against catastrophic casualty and business interruption exposures contains certain common exclusions, substantial deductibles and self insurance retentions.

Our collective bargaining agreements may limit our flexibility.

The collective bargaining agreement with the USW contains provisions that prohibit us from pursuing any North American transaction involving steel or steel-related assets without the consent of the USW, grants the USW a right to bid on any sale of one or more facilities covered by the collective bargaining agreement, requires us to make reasonable and necessary capital expenditures to maintain the competitive status of our domestic facilities and requires mandatory pre-funding of a trust for retiree health care and life insurance based on, among other factors, dividend and pension funding levels. That agreement also restricts our ability to trade, sell or use foreign-produced coke and iron ore in North America, and further requires that the ratio of non-USW employees to USW employees at our domestic facilities not exceed one to five.

While other domestic integrated unionized steel producers have similar requirements in their agreements with the USW, some foreign and non-union domestic producers are not subject to such requirements.

Strikes, work stoppages and customer concern about the possibility of strikes, particularly upon the expiration of our major domestic collective bargaining agreement, could adversely impact our relationships with our customers which in turn could have a material adverse effect on our business, financial condition or results of operations. In addition, mini-mill producers, certain foreign competitors and producers of comparable products do not have unionized work forces. This may place us at a competitive disadvantage.

There are risks associated with acquisitions.

The success of any future acquisitions will depend substantially on our ability to integrate the acquired operations successfully with existing operations. If we are unable to integrate new operations successfully, our financial results and business reputation could suffer. Recent acquisitions in the steel industry have involved prices significantly higher than the prices we paid for our acquisitions in 2003. Such prices will make it more difficult to achieve adequate financial returns. Additional risks associated with acquisitions are the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience. International acquisitions may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

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

Approximately one third of U. S. Steel’s U.S.-based non-union workforce will be eligible for retirement in the next five years.

Over the last few years we have intensified our recruitment, training and retention efforts so that we may continue to optimally staff our operations. Failure to do so could negatively affect our future performance.

We may experience difficulties implementing our enterprise resource planning (ERP) system.

We are currently pursuing the potential company-wide benefits of implementing an ERP system to help us operate more efficiently. This is a complex project which would occur in several phases over the next several years. There can be no assurance that we can successfully implement an ERP program without experiencing difficulties or that the program will improve our global operations. In addition, we cannot guarantee that the expected benefits of implementing an ERP system will be realized or that realized benefits will outweigh the costs of implementation.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following table lists U. S. Steel’s main properties, their locations and their products and services:

North American Operations

Property	Location	Products and Services
Gary Works	Gary, Indiana	Sheets; Tin mill; Strip mill plate; Coke
Midwest Plant	Portage, Indiana	Sheets; Tin mill
East Chicago Tin	East Chicago, Indiana	Tin mill
Great Lakes Works	Ecorse and River Rouge, Michigan	Sheets
Mon Valley Works
Irvin Plant	West Mifflin, Pennsylvania	Sheets
Edgar Thomson Plant	Braddock, Pennsylvania	Slabs
Fairless Plant	Fairless Hills, Pennsylvania	Galvanized sheets
Clairton Works	Clairton, Pennsylvania	Coke
Clairton 1314B Partnership(a)	Clairton, Pennsylvania	Coke
Granite City Works	Granite City, Illinois	Sheets; Coke
Fairfield Works	Fairfield, Alabama	Sheets; Tubular
ProCoil Company LLC	Canton, Michigan	Steel processing; Warehousing
USS-POSCO Industries(b)	Pittsburg, California	Sheets; Tin mill
PRO-TEC Coating Company(b)	Leipsic, Ohio	Galvanized sheets
Double Eagle Steel Coating Company(b)	Dearborn, Michigan	Galvanized sheets
Double G Coatings Company, L.P.(b)	Jackson, Mississippi	Galvanized and Galvalume® sheets
Worthington Specialty Processing(b)	Jackson, Michigan	Steel processing
Feralloy Processing Company(b)	Portage, Indiana	Steel processing
Chrome Deposit Corporation(b)	Various	Roll processing
Acero Prime, S.R.L. de C.V.(b)	San Luis Potosi and Ramos Arizpe, Mexico	Steel processing; Warehousing
Lorain Tubular Operations	Lorain, Ohio	Tubular
Minntac iron ore operations	Mt. Iron, Minnesota	Iron ore pellets
Keetac iron ore operations	Keewatin, Minnesota	Iron ore pellets
Transtar	Alabama, Illinois, Indiana, Michigan, Ohio, Pennsylvania	Transportation services

International Operations

Property	Location	Products and Services
U. S. Steel Košice	Košice, Slovakia	Sheets; Tin mill; Strip mill plate; Tubular; Coke
U. S. Steel Balkan	Smederevo, Sabac and Kucevo, Serbia	Sheets; Tin mll; Strip mill plate; Limestone
(a)	A consolidated partnership in which U. S. Steel owns less than 100 percent
(b)	Equity investee

With the exception of properties acquired from National Steel on May 20, 2003 and our joint ventures, U. S. Steel or our predecessors have owned most of our domestic properties for at least 30 years with no material adverse claims asserted. In connection with the acquisition of National Steel facilities, U. S. Steel obtained title reports and insurance covering each of the properties obtained. In addition, the Bankruptcy Court order provided that U. S. Steel acquired all of the assets free and clear of any liabilities, rights restrictions or other interests. In the case of the real property and buildings of USSK, certified copies of the property registrations were obtained and examined by local counsel prior to the acquisition. In the case of USSB, the Serbian bankruptcy law provides that we acquired USSB’s assets free and clear of any prior claims.

Several steel production facilities are leased. The caster facility at Fairfield, Alabama is subject to a lease expiring in 2012, with an option to purchase or to extend the lease. A coke battery at Clairton, Pennsylvania is subject to a lease through 2012, at which time title will pass to U. S. Steel. A ladle metallurgy and caster facility at Ecorse, Michigan was subject to a lease expiring in 2007. In the fourth quarter of 2006, U. S. Steel committed to purchase the facility and, accordingly, this asset was included in property, plant and equipment at December 31, 2006. The electrolytic galvanizing facility at Ecorse, Michigan is subject to a lease expiring in 2007. In 2005, U. S. Steel made an irrevocable decision to purchase the electrolytic galvanizing facility at lease expiration. At the Midwest Plant in Indiana, U. S. Steel has a supply agreement for various utility services with a company which owns a cogeneration facility located on U. S. Steel property. The Midwest Plant agreement expires in 2013. The headquarters office space in Pittsburgh, Pennsylvania used by U. S. Steel is leased through 2018.

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Notes 11 and 20 to the Financial Statements.

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

Asbestos Litigation

As of December 31, 2006, U. S. Steel was a defendant in approximately 300 active cases involving approximately 3,700 plaintiffs (claims). At December 31, 2005, U. S. Steel was a defendant in approximately 500 active cases involving approximately 8,400 plaintiffs. During 2006, settlements and dismissals resulted in the disposition of approximately 5,150 claims and U. S. Steel paid approximately $8 million in settlements. New filings added approximately 450 claims.

More than 3,400, or approximately 92 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Of these claims, about 2,000 are pending in Mississippi and over 1,200 are pending in Texas. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Mississippi and Texas have amended their laws to curtail mass filings. As a consequence, the approximately 450 claims filed last year name either a single individual or a handful of individuals.

Historically, these claims against U. S. Steel fall into three major groups: (1) claims made under certain federal and general maritime laws by employees of the Great Lakes Fleet or Intercoastal Fleet, former operations of U. S. Steel; (2) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); and (3) claims made by industrial workers allegedly exposed to products formerly manufactured by U. S. Steel. Most claims filed over the last several years have been premises claims. While U. S. Steel has excess casualty insurance, these policies have multi-million dollar self-insured retentions. To date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims.

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 120 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or our products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or our products or premises.

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

U. S. Steel aggressively pursues grounds for the dismissal of U. S. Steel from pending cases and litigates cases to verdict where we believe litigation is appropriate. U. S. Steel also makes efforts to settle appropriate cases, especially mesothelioma cases, for reasonable, and frequently nominal, amounts.

The following table shows activity with respect to asbestos litigation over the last three years:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
2004	14,800	5,300	1,500	11,000	$14.6
2005	11,000	3,800	1,200	8,400	$11.0
2006	8,400	5,150	450	3,700	$8.0

The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because we believe it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. Among the reasons that U. S. Steel cannot reasonably estimate the number and nature of claims against us is that the vast majority of pending claims against us allege so-called “premises” liability based exposure on U. S. Steel’s current or former premises. These claims are made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers.

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although U. S. Steel’s results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition. Among the factors considered in reaching this conclusion are: (1) that U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 15 years ended December 31, 2006 that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals, including matters in Madison County, Illinois, where U. S. Steel lost a significant verdict in 2003. U. S. Steel has not seen any material differences in subsequent settlements in Madison County or elsewhere since that verdict and management believes that the possibility of other such aberrational verdicts is remote, although not impossible.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Environmental Proceedings

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2006, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

At December 31, 2006, U. S. Steel had been identified as a PRP at a total of 22 CERCLA sites where liability is not resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for cleanup and remediation costs in connection with 13 of these sites will be between $100,000 and $1 million per site, and for eight of these sites will be under $100,000.

At the remaining site, management estimates U. S. Steel’s share in the future cleanup costs to be $6.5 million, although it is not possible to accurately predict the amount of final allocation of such costs. That site is known as the Municipal & Industrial Disposal Co. site in Elizabeth, Pennsylvania. In October 1991, the Pennsylvania Department of Environmental Resources (PADER) placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation (RI), which was issued in 1997. U. S. Steel and the Pennsylvania Department of Environmental Protection (PADEP) signed a Consent Order and Agreement on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. In 2003 the Consent Order and Agreement became final. U. S. Steel is currently completing the remedial design for this site.

In addition, there are 14 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.

Other Remediation Activities

There are 43 additional sites where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with nine of these sites will be under $100,000 per site, another 16 sites have potential costs between $100,000 and $1 million per site, and seven sites may involve remediation costs between $1 million and $5 million. As described below, costs for remediation, investigation, restoration or compensation are estimated to be in excess of $5 million at two sites, in excess of $10 million at three sites, and in excess of $20 million at one site. Potential costs associated with remediation at the remaining five sites are not presently determinable.

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of December 31, 2006, project costs have amounted to $53.6 million. U. S. Steel anticipates doing additional dredging at a cost of $7.5 million. The Corrective Action Management Unit (CAMU) will remain available to receive dredged materials from the Grand Calumet River and could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $2.1 million for the next five years. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $1.0 million. In total, the accrued liability for the above projects based on the estimated remaining costs was $11.6 million at December 31, 2006.

At Gary Works, U. S. Steel has agreed to close two hazardous waste disposal sites, D5 and T2, and one site, D2/Refuse Area, where a solid waste disposal unit is combined with a hazardous waste disposal unit. The three sites are located on plant property. The related accrued liability for estimated costs to close each of the sites and perform groundwater monitoring is, $6.3 million for D5, $4.4 million for T2 and $8.7 million for D2/Refuse Area, at December 31, 2006.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for solid waste management units throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Two Phase II RFI work plans have been submitted to EPA for approval. Four self-implementing interim measures have been completed. Through December 31, 2006, U. S. Steel has spent approximately $23.6 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel continues implementation of one self-implementing interim measure. U. S. Steel is preparing a final proposal to EPA seeking approval for perimeter groundwater monitoring and has completed an investigation of sediments in the West Grand Calumet Lagoon. The costs to complete the Phase I work and implement the field investigations for the submitted Phase II work plans, the anticipated perimeter groundwater monitoring, investigation of the West Grand Calumet Lagoon and implementation of the self-implementing interim measure are estimated to be $3.8 million. U. S. Steel is also preparing a proposal to EPA seeking approval to implement Corrective Measures necessary to address soil contamination at Gary Works. Additionally, U. S. Steel has removed a number of abandoned drums recently discovered in the West Grand Calumet Lagoon, disposed of the materials at the CAMU and continues to assess the scope of removal for the remaining drums. U. S. Steel estimates the minimum cost of the Corrective Measures for soil contamination and drum removal to be approximately $3.8 million. Closure costs for the CAMU are estimated to be an additional $4.9 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was $12.5 million at December 31, 2006, based on the estimated remaining costs. It is reasonably possible that additional costs of $30 million may be incurred at the West Grand Calumet Lagoon in combination with the two RCRA projects at Fairfield Works, the RCRA program at Lorain Tubular, the RCRA program at the Fairless plant and the project at Duluth Works discussed elsewhere in this section.

In October 1996, U. S. Steel was notified by the Indiana Department of Environmental Management (IDEM), acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs. A Consent Decree memorializing this settlement was entered on the record by the court and thereafter became effective April 1, 2005. U. S. Steel paid our entire share of the assessment costs and $4.5 million of our share of the restoration costs to the public trustees in 2005. U. S. Steel paid an additional $4.0 million of our share of restoration costs plus interest in 2006. A balance of $12 million in restoration costs to complete our settlement obligations remains as an accrued liability as of December 31, 2006.

On November 30, 1999, IDEM issued a notice of violation (NOV) alleging various air violations at Gary Works, including opacity violations at the No. 1 BOP and pushing violations at the four coke batteries. On August 21, 2002, IDEM issued a revised NOV, which supercedes the 1999 NOV and includes alleged violations at the blast furnaces, steel shops and coke batteries from 1998 to 2002. On December 27, 2005, IDEM issued a NOV which includes alleged violations at the No. 8 Blast Furnace and the Coke Batteries for the period of 2002 through 2005. U. S. Steel and IDEM signed an Agreed Order December 1, 2006. The Order requires a penalty payment of $571,400 that was paid in December 2006. The Order includes three Supplemental Environmental Projects (SEPs) valued at $3.7 million. The Order also includes pushing compliance plans, a door work practice plan, a refractory repair plan, monitoring of flue caps, installation of two ambient monitors and compliance with all coke battery requirements.

Clairton

In March 2006, U. S. Steel met with Allegheny County Health Department (ACHD) to discuss entering into a Consent Order to address compliance with the stack opacity limit at the pushing emission control baghouse for B Battery. No penalty amount was discussed, but a penalty of an undetermined amount is anticipated. U. S. Steel had already submitted a compliance plan to ACHD committing to the repair of 24 thru-walls. U. S. Steel received a draft Consent Order from ACHD on July 3, 2006, and is in discussions with ACHD to resolve this matter. A liability has not been recorded for this matter as the amount of the penalty is not currently determinable.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a solid waste management unit (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After the acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending an “in-place” closure of the East Side SWMU. The cost to close the East Side SWMU is expected to be $4.1 million, and was recorded as an accrued liability as of December 31, 2006.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $458,000, and was recorded as an accrued liability as of December 31, 2006. It is reasonably possible that additional costs of $30 million may be incurred at this site in combination with the West Grand Calumet Lagoon at Gary Works, the two RCRA projects at Fairfield Works, the RCRA program at Lorain Tubular and the project at the Duluth Works discussed elsewhere in this section.

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two SEPs at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved and field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. ADEM approved the Phase I RFI Report and requested a Phase II RFI work plan. The cost to develop and implement the Phase II RFI work plan is estimated to be $819,000, and was recorded as an accrued liability as of December 31, 2006. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Based on results from our Phase I facility investigation of Ensley, U. S. Steel has identified approximately 2.5 acres of land at the former coke plant for remediation. The estimated cost to remediate this area and close Ensley was recorded as an accrued liability of $1.5 million as of December 31, 2006. While U. S. Steel does not possess information necessary to estimate reasonably possible additional costs at this site, they may range from insignificant to substantial. In total, the accrued liability for the projects described above was $2.7 million at December 31, 2006, based on estimated remaining costs. It is reasonably possible that additional costs of $30 million may be incurred at these sites in combination with the West Grand Calumet Lagoon at Gary Works, the RCRA project at the Fairless Plant, the RCRA program at Lorain Tubular and the project at Duluth Works discussed elsewhere in this section.

Lorain Tubular Operations

In 1997, USS/Kobe Steel Company (USS/Kobe), a former joint venture between U. S. Steel and Kobe Steel, Ltd. (Kobe) with steelmaking, bar producing and tubular operations in Lorain, Ohio, was the subject of a multi-media audit by EPA that included an air, water and hazardous waste compliance review. The tubular operations at Lorain are now operated by U. S. Steel as Lorain Tubular Operations. In 2005, U. S. Steel, the State of Ohio and EPA entered into a consent decree that settled an enforcement action taken by the United States and Ohio, which resolved all issues related to U. S. Steel’s operations. The Consent Decree was filed with the U. S. District Court for the Northern District of Ohio Eastern Division (United States of America and State of Ohio v. United States Steel Corporation), where it was entered November 29, 2005. Issues related to the company that retained the steelmaking and bar-producing facilities were resolved in its bankruptcy proceedings. In December 2005, U. S. Steel paid cash penalties totaling $100,025. Also in December 2005, U. S. Steel conducted a test of particulate emissions from our No. 3 Seamless Rotary Mill scrubber system to demonstrate compliance with our permit limitations. In addition, U. S. Steel agreed to perform a SEP to replace transformers with polychlorinated biphenals (PCBs) for a combined amount of approximately $395,000, in connection with the settlement of this enforcement action. U. S. Steel completed the SEP in 2006. U. S. Steel anticipates submitting a final report in 2007 of the costs incurred implementing the SEP upon receipt of the remaining notification of destruction of the PCB transformers.

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (Ohio EPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at the Lorain Tubular facility. On December 15, 2006, U. S. Steel received a letter from Ohio EPA that requires U. S. Steel to complete an evaluation of human exposure and update the previous RCRA preliminary site assessment. $50,000 has been accrued for the costs of additional studies at this site. It is reasonably possible that additional costs of $30 million may be incurred at the Lorain Tubular Corrective Action program in combination with the West Grand Calumet Lagoon, the two RCRA projects at Fairfield Works, the RCRA program at the Fairless plant and the project at Duluth Works discussed elsewhere in this section.

Great Lakes Works

On January 6, 2006, Great Lakes Works received a proposed administrative consent order from the Michigan Department of Environmental Quality (MDEQ) that alleged violations of NPDES permits at the facility. On February 13, 2007, MDEQ and U. S. Steel agreed to a revised Administrative Consent Order that resolves this matter. The Administrative Consent Order requires U. S. Steel to pay a civil penalty of $300,000 and reimburse MDEQ $50,000 in costs; and the Order identifies certain compliance actions that address the alleged violations. Great Lakes Works has initiated work on some of these compliance actions, has completed some, and is committed to submitting plans or recommending options to MDEQ for others. One of the compliance actions addresses three river basins along the Detroit River and U. S. Steel has undertaken a project to remove historic basin sediments from these areas. As of December 31, 2006, $1.1 million has been spent on the project, and a liability of $1.7 million has been recorded for estimated costs to complete the river basin project. Another compliance action includes modifications to the Cold Mill Wastewater Treatment Plant where U. S. Steel has agreed to rehabilitate four clarifiers and two wastewater conveyance pipelines, upgrade the computer control system and evaluate other potential improvements of this system. Some elements of this project have been completed at a cost of $1.4 million and U. S. Steel anticipates that it could spend an additional $5.1 million, most of which will be capitalized. Costs to complete the remaining compliance actions are presently not determinable.

Duluth Works

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.1 million for cleanup and agency oversight costs through December 31, 2006. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. The method and extent of remediation at this site is presently unknown, therefore, future costs are indeterminable. Study and oversight costs are currently estimated at $368,000, and were recorded as an accrued liability as of December 31, 2006. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five-year review recommendations. It is reasonably possible that additional costs of $30 million may be incurred at this site in combination with the West Grand Calumet Lagoon at Gary Works, the two RCRA projects at Fairfield Works, the RCRA program at Lorain Tubular and the RCRA program at the Fairless Plant discussed elsewhere in this section.

Granite City

Granite City Works received two NOVs, dated February 20, 2004 and March 25, 2004 for air violations at the coke batteries, the blast furnace and the steel shop. All of the issues have been resolved except for an issue relating to air emissions that occur when coke is pushed out of the ovens for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. We anticipate resolving this case by entering into a Consent Order, which will include a revised pushing compliance plan and a penalty. IEPA has proposed a civil penalty of $175,000. On September 14, 2005, the Illinois Attorney General filed a complaint in the Madison County Circuit Court, titled People of the State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation, which included the issues raised in the two NOVs. U. S. Steel submitted a counteroffer of $125,000 for the civil penalty. In December 2006, IEPA added to its complaint a release of coke oven gas in February 2006 and increased the proposed penalty an additional $20,000. U. S. Steel has recorded an accrued liability of $145,000 for this matter as of December 31, 2006.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel Company’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, has commenced the development of work plans that are necessary to begin field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel has recorded an accrued liability of $23.7 million as of December 31, 2006, for our estimated share of the remaining costs of remediation.

Other

In February 2005, U. S. Steel’s lease for a third party to mine slag at the Gascola slag disposal site in Penn Hills, Pennsylvania was terminated. Current mining regulations require closure of the site. The cost to close the slag disposal site is estimated to be $2.9 million. This work will include contour of the highwalls and vegetative cover for the entire site.

In September 2001, U. S. Steel agreed to an Administrative Order on Consent with the State of North Carolina for the assessment and cleanup of a Greensboro, North Carolina fertilizer manufacturing site. The Order allocated responsibility for remediation costs among U. S. Steel and two other parties. The estimated remediation costs are $3.1 million. U. S. Steel’s estimated share of these costs is $788,000, based on the agreed allocation factor of 26 percent. In 2006, U. S. Steel submitted a Remedial Action Plan to the North Carolina Department of Environmental and Natural Resources that proposed monitored natural attenuation for groundwater beneath the site.

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB), entered into a consent order to conduct an investigation and develop remediation alternatives. In 2004, a remedial action design report was submitted to and approved by KDHE. U. S. Steel anticipates that our 50 percent share of the costs necessary to complete the remedial design and implement the preferred remedy will be approximately $3.0 million. In 2005, KDHE and the U.S. Fish and Wildlife Service asserted a claim against U. S. Steel and SSB (now called CitiGroup Global Market Holdings, Inc.) for natural resource damages at the site and nearby creek. The parties have agreed to settlement of this claim for a cash payment and U. S. Steel’s share is $247,875. On August 17, 2006, both parties received a demand from the U.S. Department of Justice for approximately $1.7 million for past costs incurred by EPA in cleaning up the site and surrounding residential yards, U. S. Steel’s share being 50 percent of the claim for past costs. U. S. Steel and CitiGroup signed a tolling agreement on the claim until May 31, 2007.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of U. S. Steel and their ages as of February 1, 2007, are as follows:

Name	Age	Title	Executive Officer Since
John J. Connelly	60	Senior Vice President–Strategic Planning & Business Development	April 27, 2004
James D. Garraux	54	General Counsel & Senior Vice President–Labor Relations & Environmental Affairs	February 1, 2007
John H. Goodish	58	Executive Vice President & Chief Operating Officer	December 31, 2001
Gretchen R. Haggerty	51	Executive Vice President & Chief Financial Officer	December 31, 2001
David H. Lohr	53	Senior Vice President–European Operations & President–U. S. Steel Košice	June 1, 2005
Larry G. Schultz	57	Vice President & Controller	December 31, 2001
Thomas W. Sterling	59	Senior Vice President–Administration	August 1, 2003
John P. Surma	52	Chairman of the Board of Directors and Chief Executive Officer	December 31, 2001

All of the executive officers mentioned above have held responsible management or professional positions with U. S. Steel or our subsidiaries for more than the past five years.

All of the executive officers identified above, with the exception of Messrs. Connelly, Lohr and Sterling, will hold office until the annual election of executive officers by the Board of Directors following the next Annual Meeting of Stockholders, or until his or her earlier resignation, retirement or removal. Messrs. Connelly, Lohr and Sterling will hold office until their resignation, retirement or removal.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The principal market on which U. S. Steel common stock is traded is the New York Stock Exchange. U. S. Steel common stock is also traded on the Chicago Stock Exchange. Information concerning the high and low sales price for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in “Selected Quarterly Financial Data (Unaudited)” on page F-51.

As of January 31, 2007, there were 25,051 registered holders of U. S. Steel common stock.

The Board of Directors intends to declare and pay dividends on U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel, although it has no obligation under Delaware law or the U. S. Steel Certificate of Incorporation to do so. After the separation from Marathon Oil Corporation, U. S. Steel established an initial quarterly dividend rate of $0.05 per share effective with the March 2002 payment. The quarterly dividend rate was increased to $.08 per share effective with the March 2005 payment, to $.10 per share effective with the June 2005 payment, to $.15 per share effective with the June 2006 payment, and to $.20 per share effective with the December 2006 payment. The outstanding 7% Series B Mandatory Convertible Preferred Shares (Series B Preferred) mandatorily converted into U. S. Steel common stock on June 15, 2006 at a rate of 3.1928 common shares for each Series B Preferred share. Dividends on U. S. Steel common stock are limited to legally available funds and are subject to limitations under U. S. Steel’s debt obligations. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Liquidity.”

Shareholder Return Performance

The graph below compares the yearly change in cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Index and the S&P Steel Index. The S&P Steel Index is comprised of U. S. Steel, Nucor Corporation, Allegheny Technologies Incorporated and Worthington Industries, Inc.

Recent Sales of Unregistered Securities

In 2006, no unregistered shares were issued.

Issuer Purchases of Equity Securities

The following table contains information about purchases by U. S. Steel of our equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1-31, 2006	–	$–	–	8,000,000
February 1-28, 2006	–	$–	–	8,000,000
March 1-31, 2006	–	$–	–	8,000,000

Quarter ended March 31, 2006	–	$–	–	8,000,000

April 1-30, 2006	–	$–	–	8,000,000
May 1-31, 2006	121,818	$63.65	100,000	7,900,000
June 1-30, 2006	1,777,000	$62.33	1,777,000	6,123,000

Quarter ended June 30, 2006	1,898,818	$62.41	1,877,000	6,123,000

July 1-31, 2006	270,100	$64.74	270,100	5,852,900
August 1-31, 2006	2,691,700	$59.77	2,691,700	3,161,200
September 1-30, 2006	1,705,000	$58.96	1,705,000	1,456,200

Quarter ended September 30, 2006	4,666,800	$59.76	4,666,800	1,456,200

October 1-31, 2006	355,000	$61.54	355,000	8,000,000
November 1-30, 2006	248,800	$67.43	248,800	7,751,200
December 1-31, 2006	100,000	$74.20	100,000	7,651,200

Quarter ended December 31, 2006	703,800	$65.42	703,800	7,651,200

Of the shares repurchased in May 2006, 21,818 were purchased pursuant to the exercise by 2002 Stock Plan participants of their right to elect Stock-for-Tax-Witholding in connection with the vesting of restricted shares under the plan.

The remainder of the above shares were purchased pursuant to the U. S. Steel Common Stock Repurchase Program, which was announced on July 26, 2005 and allowed for the repurchase of up to eight million shares from time to time in the open market or privately negotiated transactions. The above purchases were all made in the open market. Since that time, the Board of Directors has authorized the repurchase of additional shares. As of December 31, 2006, authority remained for the repurchase of approximately 7.7 million shares.

The timing of such purchases will be determined by the company based upon a number of factors including the market price of U. S. Steel common stock; the availability and pursuit of strategic initiatives including investment and acquisition opportunities; operating cash flow and internal capital requirements; and general economic conditions in the United States and Europe.

Item 6. SELECTED FINANCIAL DATA

Dollars in millions (except per share data)
	2006	2005	2004	2003	2002
Statement of Operations Data:
Net sales(a)	$15,715	$14,039	$13,975	$9,328	$6,949
Income (loss) from operations(b)	1,785	1,439	1,625	(719)	123
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles(b)	1,374	910	1,121	(363)	81
Net income (loss)(b)	1,374	910	1,135	(420)	81
Per Common Share Data:
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles(c) – basic	$11.88	$7.87	$9.87	$(3.67)	$0.83
– diluted	11.18	7.00	8.72	(3.67)	0.83
Net income (loss)(c) – basic	11.88	7.87	10.00	(4.22)	0.83
– diluted	11.18	7.00	8.83	(4.22)	0.83
Dividends paid	0.60	0.38	0.20	0.20	0.20
Balance Sheet Data – December 31:
Total assets	$10,586	$9,822	$11,064	$7,897	$7,991
Capitalization:
Debt(d)	$1,025	$1,612	$1,371	$1,933	$1,434
Stockholders’ equity	4,365	3,324	4,074	1,153	2,044

Total capitalization	$5,390	$4,936	$5,445	$3,086	$3,478
(a)	For discussion of changes between the years 2006, 2005 and 2004, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase in net sales from 2003 to 2004 was mainly due to higher average realized prices and shipment volumes for all three reportable segments. Sales for Flat-rolled in 2004 benefited from the inclusion of sales from the acquired National Steel facilities for the entire year. Sales for USSE in 2004 benefited from the inclusion of USSB sales for the entire year. The increase in net sales from 2002 to 2003 primarily reflected higher shipment volumes for domestic sheet and tin products due to the acquisition of National Steel facilities, increased prices and shipment volumes for USSE and increased prices for domestic sheet products. The improvement also reflected higher prices and volumes on commercial coke shipments, increased shipments of slabs and increased shipments for Straightline Source. These were partially offset by lower coal revenue due to the sale of the mining assets, lower plate revenue due in part to the disposition of the Gary plate mill, and lower commercial shipments of iron ore pellets.
(b)	For discussion of changes between the years 2006, 2005 and 2004, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The significant increase from 2003 to 2004 primarily reflected higher average realized prices for all three reportable segments and lower workforce reduction charges, partially offset by higher raw material costs. The decrease from 2002 to 2003 primarily reflected restructuring charges, higher pension and other benefits costs and increased compensation expense related to stock appreciation rights.
(c)	See Note 7 to the Financial Statements for the basis of calculating earnings per share.
(d)	For discussion of changes between the years 2006 and 2005 see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase from 2004 to 2005 primarily reflected amounts drawn against a one-year revolving credit facility at USSK that was entered into in order to facilitate the repatriation of $300 million in foreign earnings pursuant to the American Jobs Creation Act of 2004. The decrease from 2003 to 2004 was mainly due to the retirement of USSK long-term debt in November 2004 and the redemption of certain senior notes in April 2004. The increase from 2002 to 2003 was mainly due to the issuance of $450 million of 9-3/4% senior notes in May 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

U. S. Steel, the sixth largest steel producer in the world and the second largest integrated steel producer in North America, has a broad and diverse mix of products and customers. U. S. Steel uses iron ore, coal, coke, steel scrap, zinc and tin to produce a wide range of steel products, concentrating on value-added steel products for customers with demanding technical applications in the automotive, appliance, container, industrial machinery, construction and oil and gas industries. In addition to our facilities in North America, U. S. Steel has significant operations in Central Europe through U. S. Steel Košice (USSK), located in Slovakia, and U. S. Steel Balkan (USSB), located in Serbia. U. S. Steel ‘s financial results are primarily determined by the combined effects of shipment volume, selling prices, production costs and product mix. The primary drivers for U. S. Steel are economic conditions in the United States, Europe and, to a lesser extent, other steel-consuming regions; the levels of worldwide steel production and consumption; pension and other benefits costs; and raw material (iron ore, coal, coke, steel scrap, zinc and tin) and energy (natural gas and electricity) costs.

U. S. Steel’s long-term success depends on our ability to implement our strategy to continue to increase our value-added product mix; to expand our global business platform; to improve our capital structure and strengthen our balance sheet; to improve our reliability and cost competitiveness; to become a world leader in safety and environmental performance; and to attract and retain a diverse workforce with the talent and skills needed for our long-term success. In North America, U. S. Steel is focused on providing value-added steel products to our target markets. In Europe, our strategy is to be a leading producer and a prime supplier of steel to growing European markets, to expand our customer base by providing reliable delivery of high quality steel and to invest in value-added facilities, including the automotive hot-dip galvanizing line that started up in February 2007. For a fuller description of our strategy, see “Item 1. Business Description – Business Strategy.” Some of the other key issues which will impact the global steel industry, including U. S. Steel, are the sustainability of current steel prices; the cost of purchased raw materials and energy; the level of unfunded pension and other benefits obligations; the magnitude and durability of the world economic recovery; the degree of further industry consolidation; and the impact of production and consumption of steel in China, which has resulted in volatility in steel raw material supplies and global steel supply and pricing. Steel imports to the United States in 2006 reached record highs and may increase again in 2007 depending on the relative strength of the U.S. dollar, market pricing, consumption in the United States versus other regions and foreign production levels.

Critical Accounting Estimates

Management’s discussion and analysis of U. S. Steel’s financial condition and results of operations is based upon U. S. Steel’s financial statements, which have been prepared in accordance with accounting standards generally accepted in the United States (U.S.). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end, and the reported amount of revenues and expenses during the year. Management regularly evaluates these estimates, including those related to the carrying value of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; liabilities for deferred income taxes, potential tax deficiencies, environmental obligations, potential litigation claims and settlements; and assets and obligations related to employee benefits. Management’s estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results may differ materially from current expectations under different assumptions or conditions.

Management believes that the following are the more significant judgments and estimates used in the preparation of the financial statements.

Pensions and Other Benefits – The recording of net periodic benefit costs for defined benefit pensions and other benefits is based on, among other things, assumptions of the expected annual return on plan assets, discount rate, escalation or other changes in retiree health care costs and plan participation levels. Changes in the assumptions or differences between actual and expected changes in the present value of liabilities or assets of U. S. Steel’s plans could cause net periodic benefit costs to increase or decrease materially from year to year as discussed below.

U. S. Steel bases its estimate of the annual expected return on plan assets on the historical long-term rate of return experienced by U. S. Steel’s plan assets, the investment mix of plan assets between debt, equities and other investments, and our view of market returns expected in the future. Based on a review of these factors, U. S. Steel kept the expected annual return on pension plan assets for our main pension plan at 8.0 percent for 2007.

The discount rate reflects the current rate at which the pension and other benefits liabilities could be effectively settled at the measurement date. In setting these rates, we utilize several Merrill Lynch Average AAA/AA Corporate Bond indexes and both the 30-year and the 10-year U. S. Treasury bond rates as a preliminary indication of interest rate movements and levels, and we also look to an internally calculated rate determined by matching our expected benefit payments to payments from a stream of AA or higher rated zero coupon corporate bonds theoretically available in the marketplace. Based on this evaluation at December 31, 2006, U. S. Steel increased the discount rate used to measure both pension and other benefits obligations from 5.50 percent to 5.75 percent. Higher discount rates decrease the actuarial losses of the plans and will favorably impact net periodic pension and other benefits costs by approximately $9 million in 2007.

U. S. Steel determines the escalation trend in per capita health care costs based on historical rate experience under U. S. Steel’s insurance plans. Assumed health care cost trend rates no longer have a significant effect on the amounts reported for U. S. Steel’s health care plans, other than the benefit plan offered to retired mineworkers, since a cost cap was negotiated in 2003 with the USW. Most non-union benefits are limited to flat dollar payments that are not affected by escalation. For measurement purposes, U. S. Steel has assumed an initial escalation rate of 8.0 percent for 2007. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2013 and remain at that level thereafter.

Net periodic pension cost, including multiemployer plans, is expected to total approximately $113 million in 2007 compared to $202 million in 2006. Total other benefits costs in 2007 are expected to be approximately $124 million compared to $110 million in 2006.

A sensitivity analysis of the projected incremental effect of a hypothetical  1/2 percent change in the significant assumptions used in the pension and other benefits calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(In millions of dollars)	(1/2%)	1/2%
Expected return on plan assets
Incremental increase (decrease) in:
Expected pension costs for 2007	$35	$(35)
Discount rate
Incremental increase (decrease) in:
Expected pension & other benefits costs for 2007	$19	$(19)
Pension & other benefits liabilities at December 31, 2006	$446	$(411)
Health care cost escalation trend rates
Incremental increase (decrease) in:
Expected other benefits costs for 2007	$(9)	$10

Changes in the assumptions for expected annual return on plan assets and the discount rate do not impact the funding calculations used to derive minimum funding requirements for the pension plans. For further cash flow discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Liquidity.”

Asset Impairments – Asset impairments are recognized when the carrying value of productive assets exceeds their aggregate projected undiscounted cash flows. These undiscounted cash flows are based on management’s long range estimates of market conditions and the overall performance associated with the individual asset or asset grouping. If future demand and market conditions are less favorable than those projected by management, or if the probability of disposition of the assets differs from that previously estimated by management, additional asset write-downs may be required.

Taxes – U. S. Steel records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event that U. S. Steel determines that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made. Likewise, should U. S. Steel determine that it would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance for deferred tax assets would be charged to income in the period such determination was made. U. S. Steel expects to generate future taxable income to realize the benefits of our net deferred tax assets.

U. S. Steel makes no provision for deferred U.S. income taxes on the undistributed earnings of USSE because management intends, without regard to the one-time repatriation in 2005, indefinitely to reinvest such earnings in foreign operations. See Note 9 to the Financial Statements. Undistributed foreign earnings at December 31, 2006 amounted to approximately $1,995 million. If such earnings were not permanently reinvested, a U.S. deferred tax liability of approximately $640 million would have been required.

U. S. Steel records liabilities for potential tax deficiencies. These liabilities are based on management’s judgment of the risk of loss for items that have been or may be challenged by taxing authorities. In the event that U. S. Steel were to determine that tax-related items would not be considered deficiencies or that items previously not considered to be potential deficiencies could be considered potential tax deficiencies (as a result of an audit, tax ruling or other positions or authority), an adjustment to the liability would be recorded through income in the period such determination was made.

Environmental Remediation – U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. U. S. Steel regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination was made. As of December 31, 2006, the total accrual for environmental remediation was $140 million, excluding liabilities related to asset retirement obligations under Statement of Financial Accounting Standards (FAS) No. 143. Due to uncertainties inherent in remediation projects, it is possible that total remediation costs for active matters may exceed the accrued liability by as much as 25 percent.

Segments

During 2006, U. S. Steel had three reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of sheet, tin mill products, strip mill plate, and rounds for Tubular, as well as all coke production facilities in the U.S. These operations are principally located in the United States and primarily serve domestic customers in the service center, conversion, transportation (including automotive), container, construction and appliance markets.

The USSE segment includes the operating results of U. S. Steel Košice (USSK), U. S. Steel’s integrated steel mill in Slovakia; and U. S. Steel Balkan (USSB), U. S. Steel’s integrated steel mill and other facilities in Serbia. USSE primarily serves customers in the central, western and southern European construction, conversion, service center, appliance, container, transportation (including automotive), and oil, gas and petrochemical markets. USSE produces and sells sheet, strip mill plate, tin mill and tubular products, as well as heating radiators and refractories.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities in the U.S. These operations produce and sell both seamless and electric resistance welded tubular products and primarily serve customers in the oil, gas and petrochemical markets. Tubular has the annual capability to produce 1.8 million tons of products.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses are involved in the production and sale of iron ore pellets, transportation services and the management and development of real estate.

For further information about segments, see Note 3 to the Financial Statements.

Net Sales

Includes National Steel facilities from the date of acquisition on May 20,

2003, and USSB from the date of acquisition on September 12, 2003.

The following table sets forth the net sales of U. S. Steel by segment for each of the last three years:

(Dollars in millions, excluding intersegment sales)	2006	2005	2004
Flat-rolled	$9,607	$8,813	$9,827
USSE	3,968	3,336	2,839
Tubular	1,798	1,546	941

Total sales from reportable segments	15,373	13,695	13,607
Other Businesses	342	344	368

Net sales	$15,715	$14,039	$13,975

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following tables:

Year Ended December 31, 2006 versus Year Ended December 31, 2005

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	6%	3%	0%	0%	0%	9%
USSE	19%	2%	-3%	1%	0%	19%
Tubular	3%	12%	1%	0%	0%	16%
(a)	Excludes intersegment sales
(b)	Foreign currency effects

Total net sales in 2006 increased by $1,676 million compared to 2005. Sales for the Flat-rolled segment were up 9 percent mainly on higher shipments of sheet products and higher average realized prices (up $17 per ton). Sales for USSE increased 19 percent mainly as a result of higher shipment volumes. Tubular sales were up 16 percent due primarily to higher average realized prices (up $173 per ton), as well as increased shipment volumes.

Year Ended December 31, 2005 versus Year Ended December 31, 2004

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	-14%	6%	0%	0%	-2%	-10%
USSE	2%	14%	1%	0%	1%	18%
Tubular	6%	52%	5%	0%	1%	64%
(a)	Excludes intersegment sales
(b)	Foreign currency effects

Total net sales in 2005 increased by $64 million compared to 2004. Sales for the Flat-rolled segment were down 10 percent as the increases in Flat-rolled average realized prices (up $43 per ton) were more than offset by lower sheet shipment volumes and lower trade shipments of coke. Sales for USSE increased by 18 percent mainly as a result of higher average realized prices (up $81 per ton). Tubular sales were up significantly due primarily to higher average realized prices (up $463 per ton), as well as increased shipment volumes and an improved product mix.

Operating expenses

Profit-based union payments

Results for the years ended December 31, 2006, 2005 and 2004 included costs related to three profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the USW. All of these costs are included in cost of sales on the statement of operations.

	Year Ended December 31
(Dollars in millions)	2006	2005	2004
Allocated to segment results	$167	$115	$131
Retiree benefit expenses	131	100	110

Total	$298	$215	$241

Payment amounts per the agreement with the USW are calculated as a percentage of consolidated income from operations after special items (as defined in the agreement) and are: (1) to be used to assist retirees from National Steel with health care costs, based on between 6 percent and 7.5 percent of profit; (2) to be used to offset a portion of future medical insurance premiums to be paid by U. S. Steel retirees based on 5 percent of profit above $15 per ton; and (3) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton.

At the end of 2006, 2005 and 2004, assumptions for the second calculation above were included in the actuarial calculation of retiree medical liabilities. This actuarial calculation is performed annually as of December 31, unless a significant interim event occurs. Costs for this item are not reflected in the table above and are calculated and recorded through the income statement in the same manner as other retiree medical costs.

Pension and other benefits costs

Defined benefit pension and multiemployer pension plan benefit costs, which are included in income from operations, totaled $202 million in 2006, compared to $280 million in 2005 and $254 million in 2004. The costs in 2006, 2005 and 2004 included settlement, termination and curtailment losses of $12 million, $23 million and $22 million, respectively. Excluding these charges, the decrease in pension expense in 2006 compared to 2005 mainly reflects a reduced prior service cost amortization associated with 1991 pension improvements that are now fully amortized and a reduced interest component reflecting lower liabilities caused by normal maturation of the plan. The increase from 2004 to 2005 mainly reflected a lower asset base, which resulted in a higher amortization of net actuarial losses and a lower return on plan assets.

Other benefits costs, which are also included in income from operations, totaled $110 million in 2006, $109 million in 2005 and $106 million in 2004.

Costs related to defined contribution plans totaled $22 million in 2006, $19 million in 2005 and $18 million in 2004.

For additional information on pensions and other benefits, see Note 15 to the Financial Statements.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $52 million in 2006 compared to 2005. The decrease was primarily due to lower pension expense as discussed above.

Selling, general and administrative expenses were $656 million in 2005, compared to $739 million in 2004. The decline primarly reflected lower expenses for stock-based and executive compensation, partially offset by higher pension costs.

Income from operations(a)

	Year Ended December 31,
(Dollars in Millions)	2006	2005	2004
Flat-rolled	$600	$602	$1,185
USSE	714	502	439
Tubular	631	528	197

Total income from reportable segments	1,945	1,632	1,821
Other Businesses	129	43	58

Segment income from operations	2,074	1,675	1,879
Retiree benefit expenses	(243)	(267)	(257)
Other items not allocated to segments:
Workforce reduction charges	(21)	(20)	(17)
Out of period adjustments	(15)	–	–
Asset impairment charge	(5)	–	–
(Loss) gain from sale of certain assets	(5)	–	43
Environmental remediation at previously sold facility	–	(20)	–
Stock appreciation rights	–	1	(23)
Property tax settlement gain	–	70	–

Total income from operations	$1,785	$1,439	$1,625
(a)	See Note 3 to the Financial Statements for reconciliations and other disclosures required by Statement of Financial Accounting Standards No. 131.

Segment results for Flat-rolled

Flat-rolled segment income in 2006 was about equal to 2005 as increased average realized prices, higher shipment volumes and lower outage costs were offset by higher raw material costs and higher costs for profit- based payments. Although higher than in 2005, capability utilization in 2006 was negatively affected especially in the latter part of the year as we reduced our operations to balance production with lower customer demand.

Flat-rolled segment income in 2005 declined by $583 million compared to 2004. The decrease primarily resulted from lower steel and commercial coke shipment volumes and higher costs for raw materials, outages, energy and labor. These were partially offset by increased average realized prices for flat-rolled products and higher transfer values for steel rounds supplied to Tubular. Capability utilization in 2005 was adversely affected by the rebuild of U. S. Steel’s largest blast furnace as well as lower demand levels early in the year as a result of high service center and end customer inventory levels.

Segment results for USSE

USSE segment income in 2006 was significantly improved from 2005 primarily due to higher shipment volumes and lower raw material costs. These were partially offset by higher energy costs and net unfavorable currency effects.

USSE segment income of $502 million for 2005 increased by $63 million from 2004 due mainly to higher average realized prices, partially offset by increased raw material and outage costs.

Capability utilization declined in 2003 and 2004 primarily due to the inclusion of USSB as one of its two blast furnaces was not operational until the third quarter of 2005. Capability utilization was also adversely affected in 2005 by the rebuild of our largest European blast furnace in Slovakia and in 2004 by operational difficulties with a blast furnace early in the year.

Segment results for Tubular

The increases in Tubular segment income in 2006 and in 2005 as compared to 2005 and 2004, respectively, resulted mainly from higher average realized prices, partially offset by higher costs for steel rounds.

Results for Other Businesses

The $86 million increase from 2005 to 2006 was mainly due to improved results for iron ore pellet operations, primarily due to higher selling prices, as well as higher income for transportation services and real estate operations.

The decline in income from Other Businesses from $58 million in 2004 to $43 million in 2005 was mainly due to lower results at iron ore pellet operations due to lower trade sales and increased costs for natural gas, partially offset by higher intersegment sales and improved results for real estate activities and transportation services.

Items not allocated to segments:

Workforce reduction charges of $21 million in 2006 reflected employee severance and net benefit charges related to a voluntary workforce reduction program at USSB. Workforce reduction charges of $20 million in 2005 reflected special termination benefits for a voluntary early retirement program offered to certain employees at USSK. Workforce reduction charges of $17 million in 2004 reflected a pension settlement loss in the non-qualified defined benefit pension plan related to the retirement of several executive management employees.

In the process of evaluating the potential effects of adopting SEC Staff Accounting Bulletin No. 108, we identified items from prior years that required an adjustment. These were not material and we did not use the cumulative adjustment alternative. These out of period adjustments resulted in a net charge of $15 million in the fourth quarter of 2006.

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

Loss from sale of certain assets of $5 million in 2006 resulted from the subsequent sale of the small wholly owned German subsidiary of USSK referred to above. Gain from sale of certain assets of $43 million in 2004 resulted from the sale in February 2004 of substantially all of the remaining mineral interests administered by our real estate business and certain real estate interests.

Stock appreciation rights resulted in a credit to compensation expense of $1 million in 2005 and a charge to compensation expense of $23 million in 2004. These stock appreciation rights were issued prior to 2004 and allow the holders to receive cash and/or common stock equal to the excess of the fair market value of the common stock over the exercise price.

Property tax settlement gain of $70 million in 2005 resulted from a personal property tax settlement with the city of Gary, Lake County and the state of Indiana (Gary property tax settlement) and reflected the reversal of accruals in excess of the settlement amount of $44 million.

Net interest and other financial costs

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Net interest and other financial costs	$114	$107	$170
Interest income	(57)	(35)	(14)
Foreign currency losses/(gains)	(27)	80	(36)
Charge from early extinguishment of debt	32	–	33
Adjustment from Gary property tax settlement	–	(25)	–
Adjustment related to interest accrued for prior years’ income taxes	–	–	(38)

Total net interest and other financial costs	$62	$127	$115

Net interest and other financial costs in 2006 included a $32 million charge resulting from the early redemption of certain senior notes. Net interest and other financial costs in 2005 included a favorable adjustment of $25 million related to the Gary property tax settlement. Net interest and other financial costs in 2004 included a favorable adjustment of $38 million related to interest accrued for prior years’ income taxes and a $33 million charge resulting from the early redemption of certain senior notes. Excluding these items, the $122 million decrease from 2005 to 2006 was mainly due to favorable changes in foreign currency effects and increased interest income. Excluding the one-time items, the $32 million increase from 2004 to 2005 primarily reflected an unfavorable change in foreign currency effects. This was partially offset by lower interest expense resulting from the retirement of USSK long-term debt in November 2004 and the redemption of certain senior notes in April 2004, higher interest income and lower interest on tax-related liabilities.

Net interest and other financial costs includes foreign currency gains and losses which, through December 31, 2005, included amounts related to the remeasurement of USSK’s and USSB’s net monetary assets into the U.S. dollar, which was the functional currency for both until December 31, 2005. As of January 1, 2006, the functional currency for USSE was changed from the U.S. dollar to the euro primarily because of significant changes in economic facts and circumstances as a result of Slovakia’s entry into the European Union (EU) and the subsequent entry of the Slovak koruna into the Exchange Rate Mechanism II in preparation for Slovakia’s adoption of the euro. Other factors that contributed to this change are the evolution of USSE into an autonomous business segment, the settlement of USSK’s U.S. dollar denominated debt and the establishment of euro-based debt facilities. This change in functional currency has been applied on a prospective basis and resulted in a credit to the foreign currency translation adjustment in other comprehensive income of $108 million at the date of change. After January 1, 2006, assets and liabilities of these entities are translated from euros to U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are recorded in the accumulated other comprehensive loss component of stockholders’ equity.

See Note 6 to the Financial Statements for further information regarding net interest and other financial costs.

Income taxes

The income tax provision in 2006 was $324 million, compared to $365 million in 2005 and $356 million in 2004. The provision in 2006 included a favorable adjustment of $15 million, recorded in the second quarter, primarily related to the refinement of assumptions used to determine the estimated 2005 tax accrual. The provision in 2005 included a charge of $37 million resulting from the $95 million pre-tax gain from the Gary property tax settlement and a $16 million charge resulting from the repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004. The provision in 2004 included a charge of $32 million related to a settlement with the European Union (EU) regarding tax benefits for USSK under Slovakia’s foreign investors’ tax credit, and a $23 million favorable effect relating to an adjustment of prior years’ taxes. The tax provisions in all three years were primarily the result of pre-tax results from domestic operations.

During 2006 and 2005, a current tax provision was recorded for USSK because the provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009, compared to a 100 percent credit in previous years. As a result of conditions imposed when Slovakia joined the EU that were amended by the 2004 settlement with the EU, the total tax credit granted to USSK is limited to $430 million for the period 2000 through 2009. Based on the credits previously used and forecasts of future taxable income, management expects that this limit will be reached during 2008. Additional conditions for claiming the tax credit were established when Slovakia joined the EU. These conditions limit USSK’s annual production of flat-rolled products and its sales of flat-rolled products into the EU. Management does not believe the production and sales limits are materially burdensome, and they will expire at the end of 2009, if not before. Pretax income for the years 2006, 2005 and 2004 included $708 million, $389 million and $453 million, respectively, attributable to foreign sources.

As of December 31, 2006, U. S. Steel had a net domestic deferred tax asset of $446 million. At December 31, 2006, the amount of foreign deferred tax assets recorded was $19 million, net of an established valuation allowance of $90 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna and the Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to the cumulative losses experienced since the acquisition of USSB. As USSB generates sufficient income, the valuation allowance of $78 million for Serbian taxes would be partially or fully reversed at such time that it is more likely than not that the related deferred tax assets will be realized. Management will continue to monitor and assess taxable income, deferred tax assets and tax planning strategies to determine the need for, and the appropriate amount of, any valuation allowance.

See Note 9 to the Financial Statements for further information regarding income taxes.

Net income

Net income in 2006 was $1,374 million, compared to $910 million in 2005 and $1,135 million in 2004. The changes primarily reflected the factors discussed above.

Financial Condition, Cash Flows and Liquidity

Financial Condition

Current assets at year-end 2006 increased $354 million from year-end 2005 primarily due to increased receivables and higher inventories. The increase in accounts receivable primarily resulted from higher sales in the fourth quarter of 2006, compared to the fourth quarter of 2005, due mainly to higher average realized steel prices. The increase in inventories was mainly due to higher quantities and prices of raw materials.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires recognition of the funded status of a benefit plan on the balance sheet and has no income statement effect. The funded status of a plan is measured as the difference between plan assets at fair value and the benefit obligation. FAS No. 158 also requires additional disclosures about the annual effects on net periodic benefit cost arising from the recognition of the deferred actuarial gains or losses and prior service costs or credits as a component of accumulated other comprehensive income. Additional minimum pension liabilities (AMLs) and the related intangible assets applicable to pension plans under FAS No. 87 “Employer’s Accounting for Pensions,” if any, are no longer required after adoption of the new standard.

As of December 31, 2005, the actuarial measurement of the main defined benefit pension plan’s liabilities indicated that it was underfunded on an accumulated benefit obligation (ABO) basis and an AML was needed. This caused a non-cash charge to equity (net of tax) of $1,366 million in 2005. As of December 31, 2006 and prior to the adoption of FAS No. 158, the actuarial measurement indicated that the plan was overfunded and an AML was not required. Other smaller pension plans were also re-measured and AMLs were calculated as of December 31, 2006. Including all pension plans, AML entries that would have been recorded but for the adoption of FAS No. 158 would have established a prepaid pensions asset of $2.3 billion, eliminated the intangible pension asset of $251 million and resulted in a net credit to equity of $1.4 billion, which would have decreased the accumulated other comprehensive loss. However, with the adoption of FAS No. 158, the AML entries were offset with entries that decreased the prepaid pensions asset by $2.0 billion and increased the accumulated other comprehensive loss by $1.3 billion. The net effect from these pension entries was a $117 million net credit to equity, which decreased the accumulated other comprehensive loss. FAS No. 158 entries for other benefits increased employee benefits by $489 million and increased the accumulated other comprehensive loss by $303 million.

Current liabilities at year-end 2006 decreased $47 million from year-end 2005 as the decrease in short-term debt and current maturities of long-term debt, which resulted primarily from the repayment and termination of USSK’s €195 million credit facility, was partially offset by the increase in payroll and benefits payable, which includes a $345 million payable that will be used to assist retirees from National Steel with health care costs. This liability increased $133 million since year-end 2005 and remains outstanding because the associated trust arrangement has not been established. This excludes related interest payable of $15 million, which is recorded in accrued interest. See “Results of Operations – Operating expenses – Profit-based union payments.”

Long-term debt at December 31, 2006 decreased $420 million from December 31, 2005 primarily because we repurchased most of our 10 3/4% Senior Notes due August 1, 2008.

The Series B Mandatory Convertible Preferred Shares automatically converted into 15,964 thousand shares of common stock during the second quarter of 2006.

The accumulated other comprehensive loss decreased by $132 million as the $186 million net increase resulting from the pension and other benefits changes discussed above was more than offset by decreases due primarily to the translation adjustments resulting from the change in the functional currency in Slovakia and Serbia as discussed above, and subsequent translation effects.

Cash Flows

Net cash provided from operating activities was $1,686 million in 2006. Net investing and financing outflows, which included $607 million of debt repayment and $442 million of common stock repurchases, exceeded cash from operating activities by $59 million in 2006. Net cash provided from operating activities of $1,218 million in 2005 and $1,400 million in 2004 was more than adequate to cover investing and financing activities. Cash from operating activities was reduced by payments related to employee benefits as shown in the table below. As of December 31, 2006, U. S. Steel’s Board of Directors had authorized additional contributions of up to $300 million to U. S. Steel’s trusts for pensions and other employee benefits by the end of 2008.

Employee Benefit Payments

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Voluntary contributions to main defined benefit pension plan	$140	$130	$295
Other employee benefits payments not funded by trusts	252	213	186
Contributions to trusts for retiree health care and life insurance(a)	80	82	34
Payments to multiemployer pension plans(b)	29	28	50
Payments to pension plans not funded by trusts	22	24	44

Reductions in cash flows from operating activities	$523	$477	$609
(a)	All were voluntary except for $16 million in 2006 and $20 million in 2005.
(b)	Primarily the Steelworkers Pension Trust.

Capital expenditures were $612 million in 2006, $741 million in 2005 and $579 million in 2004.

Flat-rolled capital expenditures of $274 million in 2006 included improvements to cokemaking facilities at Granite City Works, Clairton Works and Gary Works; the capitalization of a lease for a caster at Great Lakes Works; and the completion of the repair and rebuild of our largest blast furnace at Gary Works. The most significant project included in USSE’s 2006 capital expenditures of $211 million was a new hot dip galvanizing line at USSK for automotive applications. Other Businesses had capital spending of $123 million, which included replacement of open pit mining equipment at our iron ore operations.

Flat-rolled capital expenditures of $377 million in 2005 included spending for the major repair and rebuild of the largest U. S. Steel blast furnace at Gary Works and for coke oven thru-wall repairs. European capital expenditures of $249 million included spending at USSK for air emission reduction projects for cokemaking and steelmaking facilities, for a new automotive galvanizing line, for construction of an air separation plant and for blast furnace upgrades; and spending at USSB for the rehabilitation of the second blast furnace. Capital expenditures for Other Businesses in 2005 totaled $110 million and included spending for environmental projects at our iron ore operations.

Flat-rolled capital expenditures of $253 million in 2004 were spread over several facilities. The most significant expenditures were for blast furnace repairs and improvements at Gary Works and Granite City Works. European capital expenditures of $223 million were primarily for USSK and included projects to reduce air emissions at the steelmaking facilities, commencement of construction of an air separation plant and completion of the third dynamo line, which began operation in June 2004. At USSB, work on refurbishing the steelmaking shop and the second blast furnace was accelerated. Capital expenditures of $95 million for Other Businesses included spending for open pit mining equipment.

U. S. Steel’s contract commitments to acquire property, plant and equipment at December 31, 2006, totaled $186 million.

Capital expenditures for 2007 are expected to be approximately $750 million. Significant projects include acquisition of mobile and mining equipment, development of an enterprise resource planning system, coke oven thru-wall replacements at Clairton Works, the reline of the No. 2 blast furnace in Serbia, and continued spending for a new automotive galvanizing line and air emission reduction projects in Slovakia.

The preceding statement concerning expected 2007 capital expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, general economic conditions, business conditions, availability of capital, whether or not assets are purchased or financed by operating leases, and unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

Borrowings against revolving credit facilities in 2005 reflected amounts drawn against a USSK €195 million credit agreement that was entered into in order to facilitate the repatriation by U. S. Steel of certain foreign earnings pursuant to the American Jobs Creation Act of 2004, as discussed in Note 9 to the Financial Statements.

Repayments of revolving credit facilities in 2006 mainly reflected repayment of USSK’s €195 million credit facility.

Repayment of long-term debt in 2006 primarily reflected the repurchase of most of our 10 3/4% Senior Notes due August 1, 2008. Repayment of long-term debt in 2004 reflected the retirement of long-term USSK debt and the redemption of some of our 10 3/4% Senior Notes due August 1, 2008 and some of our 9 3/4% Senior Notes due May 15, 2010. The redemption of the senior notes in 2004 was funded by $294 million of net proceeds from U. S. Steel’s equity offering completed in March 2004, which is included in common stock issued.

Common stock repurchased in 2006 and 2005 totaled 7.3 million shares and 5.8 million shares, respectively. Our share repurchase program was originally authorized in July 2005. On January 31, 2006 and on October 31, 2006, our Board of Directors replenished the common stock repurchase program authorizing the repurchase of up to eight million shares of U. S. Steel common stock from time to time in the open market or privately negotiated transactions. As of December 31, 2006, 7.7 million shares remained authorized for repurchase.

Dividends paid

(In Dollars)	Dividends Paid per Share
	U. S. Steel Common Stock				Series B Preferred
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
2006(a)	$0.20	$0.15	$0.15	$0.10	–	–	$0.875	$0.875
2005	$0.10	$0.10	$0.10	$0.08	$0.875	$0.875	$0.875	$0.875
2004	$0.05	$0.05	$0.05	$0.05	$0.875	$0.875	$0.875	$0.875
(a)	The outstanding 7% Series B Mandatory Convertible Preferred Shares were mandatorily converted into U. S. Steel common stock on June 15, 2006.

For discussion of restrictions on future dividend payments, see “Liquidity.”

Liquidity

U. S. Steel has a receivables purchase program that initially provides up to $500 million of liquidity and letters of credit depending upon the number of eligible receivables generated by U. S. Steel. The commitments under the Receivables Purchase Agreement expire on September 25, 2009, but may be extended at the committed purchasers’ discretion. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables LLC (USSR), a consolidated wholly owned special purpose entity. USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

While the Receivables Purchase Agreement expires in September 2009, the facility also may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payment under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. As of December 31, 2006, $500 million was available to be sold under this facility.

U. S. Steel has a revolving credit facility that provides for borrowings of up to $600 million secured by a lien on our domestic inventory and receivables other than those sold under the Receivables Purchase Agreement (Inventory Facility). The Inventory Facility contains restrictive covenants, many of which apply only when average availability under the facility is less than $100 million, including a fixed charge coverage ratio test. In addition, lenders may terminate their commitments and declare any amounts outstanding payable upon a change in control of U. S. Steel. Interest on borrowings is calculated based on either LIBOR or the agent’s prime rate using spreads based on facility availability as defined in the agreement. Although there were no amounts drawn against this facility at December 31, 2006, availability was $598 million due to $2 million of letters of credit issued against the facility. This facility expires in October 2009. Our intent is to amend, restate or replace this facility over the next several months in order to extend the maturity, lower costs, and eliminate the secured nature of the facility.

In December 2006, USSK terminated its $40 million credit facility and entered into a new €40 million facility (which approximated $53 million at December 31, 2006) that expires in December 2009. In December 2006, USSK also entered into an amendment to its $20 million credit facility that changes the amount available thereunder to €20 million (which approximated $26 million at December 31, 2006) and extended the term of the facility to December 31, 2009. At December 31, 2006, USSK had no borrowings against these facilities, but had $5 million of customs and other guarantees outstanding, reducing availability to $74 million.

During 2006, USSK’s €195 million credit facility was paid in full and terminated.

At December 31, 2006, USSB had no borrowings against its €25 million facility (which approximated $33 million), which is secured by its inventory of finished and semi-finished goods and expires September 28, 2008.

In 2001, U. S. Steel issued $535 million of 10 3/4% Senior Notes due August 1, 2008 (10 3/4% Senior Notes). In 2003, U. S. Steel issued $450 million of 9 3/4% Senior Notes due May 15, 2010 (9 3/4% Senior Notes).

On April 19, 2004, U. S. Steel redeemed $187 million principal amount of the 10 3/4% Senior Notes at a 10.75 percent premium and redeemed $72 million principal amount of the 9 3/4% Senior Notes at a 9.75 percent premium. On December 28, 2006, U. S. Steel completed a cash tender offer and consent solicitation for the 10 3/4% Senior Notes. The tender offer was funded with available cash. A total of $328 million of the outstanding notes were tendered. At December 31, 2006, the aggregate principal amount outstanding of the 9 3/4% Senior Notes and the 10 3/4% Senior Notes was $378 million and $20 million, respectively.

The consent solicitation removed substantially all of the limitations previously imposed under the terms of the 10 3/4% Senior Notes. The 9 3/4% Senior Notes impose limitations on U. S. Steel’s ability to make restricted payments. Restricted payments under the indentures include the declaration or payment of dividends on capital stock; the purchase, redemption or other acquisition or retirement for value of capital stock; the retirement of any subordinated obligations prior to their scheduled maturity; and the making of any investments other than those specifically permitted. In order to make restricted payments, U. S. Steel must satisfy certain requirements, which include a consolidated coverage ratio based on EBITDA and consolidated interest expense for the four most recent quarters. In addition, the total of all restricted payments made since July 31, 2001 cannot exceed the cumulative cash proceeds from the sale of capital stock and certain investments plus 50% of consolidated net income from October 1, 2001, through the most recent quarter-end treated as one accounting period, or, if there is a consolidated net loss for the period, less 100 percent of such consolidated net loss. A complete description of the requirements and defined terms such as restricted payments, EBITDA and consolidated net income can be found in the Officer’s Certificate for the 9 3/4% Senior Notes that was filed as Exhibit 4.1 to U. S. Steel’s Current Report on Form 8-K dated May 20, 2003.

As of December 31, 2006, U. S. Steel met all requirements and had over $1.6 billion of availability to make restricted payments under the calculation discussed in the preceding paragraph. The indentures also allow other restricted payments of up to $28 million as of December 31, 2006. U. S. Steel’s ability to declare and pay dividends or make other restricted payments in the future is subject to U. S. Steel’s ability to continue to meet the consolidated coverage ratio and have amounts available under the calculation or the exclusion just discussed.

The 9 3/4% Senior Notes also impose other significant restrictions on U. S. Steel such as the following: limits on additional borrowings, including limiting the amount of borrowings secured by inventories or accounts receivable; limits on sale/leasebacks; limits on the use of funds from asset sales and sale of the stock of subsidiaries; and restrictions on U. S. Steel’s ability to invest in joint ventures or make certain acquisitions.

If these covenants are breached or if U. S. Steel fails to make payments under our material debt obligations or the Receivables Purchase Agreement, creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral. This may also cause a termination event to occur under the Receivables Purchase Agreement and a default under the 9 3/4% Senior Notes. Additional indebtedness that U. S. Steel may incur in the future may also contain similar covenants, as well as other restrictive provisions. Cross-default and cross-acceleration clauses in the Receivables Purchase Agreement, the Inventory Facility, the 9 3/4% Senior Notes and any future additional indebtedness could have an adverse effect upon U. S. Steel’s financial position and liquidity.

On January 2, 2007, we completed the redemption of all of our 10% Quarterly Income Debt Securities due 2031. The redemption in the aggregate principal amount of $49 million was funded with available cash.

The outstanding 9 3/4% Senior Notes may be redeemed at a premium after May 15, 2007. The premium ranges from 4.875 percent to zero percent depending on the redemption date.

We were in compliance with all of our debt covenants at December 31, 2006.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $107 million of liquidity sources for financial assurance purposes as of December 31, 2006, and does not expect any material changes in 2007.

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $532 million relating to Environmental Revenue Bonds and two capital leases, as well as $37 million relating to certain operating leases, may be declared immediately due and payable.

As of December 31, 2006, we had accrued $360 million, including interest payable, which will be used to assist retirees from National Steel with health care costs. This liability remains outstanding because the associated trust arrangement has not been established. See “Results of Operations – Operating expenses – Profit-based union payments.”

Passed into law in August 2006, the Pension Protection Act prescribes a new methodology for calculating the minimum amount companies must contribute to their defined benefit pension plans beginning in 2008. While U. S. Steel continues to study various aspects of the legislation, preliminary estimates are that we will not be required to make cash contributions for the first several years. To mitigate potentially larger minimum funding requirements over the longer term under the new funding rules, U. S. Steel anticipates making a voluntary contribution of $140 million to the main domestic defined benefit pension plan in 2007. U. S. Steel may also make voluntary contributions of similar amounts in future periods, consistent with our long-term funding goals, considered in light of the new minimum funding rules. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial market, the elective use or disavowal of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years.

The following table summarizes U. S. Steel’s liquidity as of December 31, 2006:

(Dollars in millions)
Cash and cash equivalents(a)	$1,403
Amount available under Receivables Purchase Agreement	500
Amount available under Inventory Facility	598
Amounts available under USSK credit facilities	74
Amounts available under USSB credit facility	33

Total estimated liquidity(b)	$2,608
(a)	Excludes $19 million of cash related to the Clairton 1314B Partnership because it was not available for U. S. Steel’s use.
(b)	The 9 3/4% Senior Notes contain restrictions that could, under certain circumstances, limit the amount that U. S. Steel is permitted to borrow under its liquidity facilities.

(a)	The 9 3/4% Senior Notes contain restrictions that could, under certain circumstances, limit the amount that U. S. Steel is permitted to borrow under its liquidity facilities.
(b)	Excludes $19 million, $27 million and $16 million at December 31, 2006, 2005 and 2004, respectively, of cash related to the Clairton 1314B Partnership because it was not available for U. S. Steel’s use.

U. S. Steel’s liquidity has increased significantly compared to year-end 2003 primarily as a result of cash generated from operating activities.

The following table summarizes U. S. Steel’s contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
			Payments Due by Period
Contractual Obligations	Total		2007	2008 through 2009		2010 through 2011		Beyond 2011
Long-term debt (including interest) and capital leases(a)	$1,371		$169	$207		$910		$85
Operating leases(b)	270		70	75		42		83
Unconditional purchase obligations(c)	2,916		2,626	147		94		49
Capital commitments(d)	186		166	20		–		–
Environmental commitments(d)	140		18	–		–		122	(e)
Steelworkers Pension Trust		(f)	31	35	(f)	–	(f)		(f)
Other benefits		(g)	290	525		525			(g)

Total contractual obligations		(h)	$3,370	$1,009			(h)		(h)
(a)	See Note 13 to the Financial Statements.
(b)	See Note 23 to the Financial Statements.
(c)	Reflects contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of gases and certain energy and utility services.
(d)	See Note 24 to the Financial Statements.
(e)	Timing of potential cash flows is not reasonably determinable.
(f)	It is impossible to make a prediction of cash requirements beyond the term of the USW labor contract, which expires in 2008.
(g)	U. S. Steel accrues an annual cost for retiree medical and retiree life benefit obligations under plans covering our active and retiree populations in accordance with generally accepted accounting principles. These obligations will require corporate cash in future years to the extent that trust assets are restricted or insufficient and to the extent that company contributions are required by law or union labor agreement. Amounts in the years 2007 through 2011 reflect our current estimate of corporate cash outflows and are net of the projected use of funds available from asset trusts. The accuracy of this forecast of future cash flows depends on various factors such as actual asset returns, the mix of assets within the asset trusts, medical escalation and discount rates used to calculate obligations, the availability of surplus pension assets allowable for transfer to pay retiree medical claims and company decisions or restrictions related to our trusts for retiree healthcare and life insurance that impact the timing of the use of trust assets. Also, as such, the amounts shown could differ significantly from what is actually expended and, at this time, it is impossible to make a reliable prediction of cash requirements beyond five years.
(h)	Amount of contractual cash obligations is not determinable, as discussed in (f) and (g) above.

Contingent lease payments have been excluded from the above table. Contingent lease payments relate to operating lease agreements that include a floating rental charge, which is associated to a variable component. Future contingent lease payments are not determinable to any degree of certainty. U. S. Steel’s annual incurred contingent lease expense is disclosed in Note 23 to the Financial Statements. Additionally, recorded liabilities related to deferred income taxes and other liabilities that may have an impact on liquidity and cash flow in future periods are excluded from the above table.

Pension obligations have been excluded from the above table. U. S. Steel’s Board of Directors has authorized additional contributions of up to $300 million to U. S. Steel’s trusts for pensions and other benefits by the end of 2008. Voluntary funding of approximately $140 million is currently anticipated in 2007 for the main defined benefit pension plan in the U.S. U. S. Steel also expects to make cash payments of $7 million to pension plans not funded by trusts in 2007. U. S. Steel may also make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years. Any such funding may have an unfavorable impact on U. S. Steel’s debt covenants, borrowing arrangements and cash flows. The funded status of U. S. Steel’s pension plans is disclosed in Note 15 to the Financial Statements. Also, profit-based payments pursuant to the provisions of the the labor agreement with the USW to assist retirees from National Steel with health care costs have been excluded from the above table as it is not possible to make an accurate prediction of payments required under this provision of the labor agreement.

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2006, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2007	2008 through 2009	2010 through 2011	Beyond 2011
Standby letters of credit(a)	$80	$70	$–	$–	$10	(c)
Surety bonds(a)	13	–	–	–	13	(c)
Funded Trusts(a)	31	–	–	–	31
Clairton 1314B Partnership(a)(b)(d)	150	–	–	–	150	(c)
Guarantees of indebtedness of unconsolidated entities(a)(d)	2	–	1	1	–

Total commercial commitments	$276	$70	$1	$1	$204
(a)	Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b)	See Note 14 to the Financial Statements.
(c)	Timing of potential cash outflows is not determinable.
(d)	See Note 24 to the Financial Statements.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources. Increases in interest rates can increase the cost of future borrowings and make it more difficult to raise capital. This opinion is a forward-looking statement based upon currently available information. To the extent that operating cash flow is materially lower than current levels or external financing sources are not available on terms competitive with those currently available, future liquidity may be adversely affected.

Debt Ratings

In March 2006, Moody’s Investors Service upgraded its ratings assigned to our senior unsecured debt from Ba2 to Ba1.

In November 2006, Fitch Ratings upgraded its ratings assigned to our senior unsecured debt two levels from BB to BBB-, which is Fitch’s lowest investment grade rating.

In January 2007, Standard & Poor’s Ratings Services upgraded its ratings assigned to our senior unsecured debt from BB to BB+.

Off-Balance Sheet Arrangements

We did not enter into any new off-balance sheet arrangements during 2006.

In the second quarter of 2006, we purchased the Gary Works co-generation facility; therefore, the agreement for the supply of electric power (previously expiring in 2011) was terminated.

U. S. Steel had an off-balance sheet arrangement for the leasing of certain machinery and equipment at the Great Lakes facility. This operating lease arrangement was with a special purpose trust. The trust financed the construction of the facility and issued debt and equity certificates to third parties. These independent third parties were the beneficiaries of the trust. In the fourth quarter of 2006, U. S. Steel committed to purchase the facility and, accordingly, this asset was included in property, plant and equipment at December 31, 2006. U. S. Steel’s transactions with the trust were limited to the operating lease agreement, and the associated lease expense was included in cost of sales on the Statement of Operations. U. S. Steel did not consolidate this trust because all of the conditions for consolidation were not met under the provisions of FASB Interpretation Number (FIN) 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

U. S. Steel has invested in several joint ventures that are reported as equity investments. Several of these investments involved a transfer of assets in exchange for an equity interest. In some cases, U. S. Steel has agreed to guarantee a portion of the debt of the entity and, in others, U. S. Steel has supply arrangements. In some cases, a portion of the labor force used by the investees is provided by U. S. Steel, the cost of which is reimbursed; however, failing reimbursement, U. S. Steel is ultimately responsible for the cost of these employees. The terms of U. S. Steel’s purchase and supply arrangements were a result of negotiations in arms-length transactions with the other joint venture participants, who are not affiliates of U. S. Steel. For further information on the impact of FIN 46R, see Note 14 to the Financial Statements.

Other guarantees and indemnifications are discussed in detail in Note 24 to the Financial Statements.

In September 2003, U. S. Steel entered into a 10-year agreement for the supply of various utilities at the Midwest Plant in Indiana. The supplier owns a co-generation facility consisting of two natural gas fired boilers that generate steam and hot water, a natural gas fired turbine generator and a steam turbine generator for production of electricity on land leased from U. S. Steel. The Midwest Plant’s employees perform the daily operating and maintenance duties and the Midwest Plant supplies natural gas to fuel the boilers and the turbine generator. The Midwest Plant is obligated to purchase steam, hot water and electricity requirements (up to the facility’s capacity) at fixed prices throughout the term and pay an annual capacity fee. U. S. Steel has no ownership interest in this facility.

In April 2004, U. S. Steel entered into a 10-year agreement for coal pulverization services at the Great Lakes facility, replacing a similar agreement that was entered into by National Steel, which was not assumed as part of the acquisition. During the initial 5-year period, U. S. Steel is obligated to purchase minimum monthly pulverization services at fixed prices that are annually adjusted for inflation. During the second 5-year period, U. S. Steel has the right to purchase pulverization services on a requirements basis, subject to the capacity of the pulverized coal operations, at fixed prices that are annually adjusted for inflation. U. S. Steel has no ownership interest in this facility.

Derivative Instruments

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of derivative instruments and associated market risk for U. S. Steel.

Environmental Matters, Litigation and Contingencies

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations and similar obligations in Europe, although ongoing compliance costs have also been significant. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. U. S. Steel believes that our major domestic and many European integrated steel competitors are confronted by substantially similar conditions and thus does not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to domestic mini-mills, some foreign steel producers and producers of materials which compete with steel, all of which may not be required to incur equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to our prior disposal of environmentally sensitive materials. Most of our competitors do not have similar historic liabilities.

Our U.S. facilities are subject to the U.S. environmental standards, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, as well as state and local laws and regulations.

USSK is subject to the environmental laws of Slovakia and the European Union (EU). The environmental requirements of Slovakia and the EU are comparable to environmental standards in the U.S. There are no legal proceedings pending against USSK involving environmental matters. USSK has a current compliance project for a primary dedusting system at Steel Shop No. 2 to meet air emission standards for particulates. The Slovak government has established November 30, 2007 as a new deadline for USSK to meet compliance standards at Steel Shop No. 2, and USSK anticipates meeting the standards prior to the deadline.

While the United States has not ratified the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC) has established its own CO2 limits for every EU member state (see “Item 1. Business – Environmental Matters” for a discussion regarding CO2 emissions limits, which are applicable to EU member countries).

While ratification of the Kyoto Protocol in the U.S. has not occurred, there remains the possibility that limitations on greenhouse gases may be imposed. The impact on our domestic operations cannot be estimated at this time.

USSB is subject to the environmental laws of Serbia. These laws are currently less restrictive than either the EU or U.S. standards, but this is expected to change over the next several years in anticipation of possible EU accession. Under the terms of the acquisition, USSB will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study. The study was completed in June 2004 and submitted to the Government of Serbia.

U. S. Steel’s environmental expenditures:

(Dollars in millions)
	2006	2005	2004
Domestic:
Capital	$45	$66	$24
Compliance
Operating & maintenance	285	259	222
Remediation(a)	24	23	18

Total Domestic	$354	$348	$264

USSE:
Capital	$30	$67	$97
Compliance
Operating & maintenance	11	12	8
Remediation(a)	2	3	3

Total USSE	$43	$82	$108

Total U. S. Steel	$397	$430	$372

(a)	These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 12 percent of total capital expenditures in 2006, 18 percent in 2005 and 21 percent in 2004.

Compliance expenditures represented two percent of U. S. Steel’s total costs and expenses in 2006, 2005 and 2004. Remediation spending during 2004 through 2006 was mainly related to remediation activities at former and present operating locations. These projects include remediation of contaminated sediments in the Grand Calumet River that receives discharges from Gary Works and the closure of permitted hazardous and non-hazardous waste landfills.

The Resource Conservation and Recovery Act (RCRA) establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks.

U. S. Steel is in the study phase of RCRA corrective action programs at our Fairless Plant and Lorain Tubular Operations. A RCRA corrective action program has been initiated at Gary Works, Fairfield Works and our former Geneva Works. Until the studies are completed at these facilities, U. S. Steel is unable to estimate the total cost of remediation activities that will be required.

For discussion of other relevant environmental items, see “Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2006 and December 31, 2005. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards No. 143.

Environmental Remediation Liabilities

(Dollars in millions)	2006	2005
Beginning Balance	$137	$116
Plus: Additions	20	41
Less: Payments	(17)	(20)

Ending Balance	$140	$137

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, U. S. Steel does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2007. U. S. Steel’s environmental capital expenditures are expected to be approximately $118 million in 2007, $64 million of which is related to projects at USSE. Predictions beyond 2007 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, U. S. Steel anticipates that environmental capital expenditures will be approximately $132 million in 2008, including $77 million for USSE; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

At December 31, 2006, U. S. Steel was a defendant in approximately 300 active asbestos cases, involving approximately 3,700 plaintiffs. More than 3,400, or approximately 92 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although U. S. Steel’s results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition. For additional detail concerning asbestos litigation, see “Item 3. Legal Proceedings – Asbestos Litigation.”

U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 24 to the Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Financial Statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to U. S. Steel.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Outlook for 2007

We expect another strong year in 2007, but our performance will ultimately depend upon the strength of the world economy and its impact on overall steel consumption. Global political and economic forces, including how China manages its state-supported steelmaking overcapacity, will impact our industry.

We expect first quarter results to decline from the fourth quarter, but flat-rolled demand is firming and we have restarted several domestic blast furnaces to bring our production in line with improving order rates.

For Flat-rolled, first quarter 2007 shipments are expected to improve compared to the fourth quarter of 2006, and average realized prices should remain at about the fourth quarter level as contract price improvements offset lower spot prices.

For U. S. Steel Europe, first quarter shipments are expected to increase from the fourth quarter, and average realized prices are expected to be slightly lower as the result of increased import product availability in the European markets.

Shipments and average realized prices for the Tubular segment in the first quarter of 2007 are expected to decrease from the fourth quarter as import levels and customer inventories remain high.

First quarter costs for all of our reportable segments are expected to be in line with the fourth quarter.

First quarter 2007 results for Other Businesses are expected to be consistent with historical first quarter results, but will decline substantially from the fourth quarter due primarily to normal seasonal effects at our iron ore operations in Minnesota and the non-recurrence of fourth quarter 2006 land sales.

Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS No. 159 is effective as of January 1, 2008. U. S. Steel does not expect any material financial statement implications relating to the adoption of this Statement.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For U. S. Steel, the provisions of FIN 48 were effective on January 1, 2007. U. S. Steel does not expect the adoption of this Statement to have a significant effect on our consolidated results of operations, financial position or cash flows.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This Statement requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. U. S. Steel adopted this Statement on January 1, 2007, and the adoption had no financial statement impacts.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. U. S. Steel adopted this Statement on January 1, 2007, and the adoption had no financial statement impacts.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management Opinion Concerning Derivative Instruments

U. S. Steel uses commodity-based and foreign currency derivative instruments to manage our market risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase of natural gas and nonferrous metals, and also certain business transactions denominated in foreign currencies. Derivative instruments used for trading and other activities have been marked-to-market and the resulting gains or losses recognized in the current period in income from operations. For future periods, U. S. Steel may elect to use hedge accounting for certain transactions, primarily related to forecasted natural gas purchases. For those transactions, the impact of the effective portion of the hedging instrument will be recognized in other comprehensive income until the natural gas purchase is settled. Once the purchase is settled, the effect of the hedged item will be recognized in income. While U. S. Steel’s risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

Management believes that the use of derivative instruments, along with risk assessment procedures and internal controls, does not expose U. S. Steel to material risk. The use of derivative instruments could materially affect U. S. Steel’s results of operations in particular quarterly or annual periods; however, management believes that the use of these instruments will not have a material adverse effect on our financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 1 to the Financial Statements.

Commodity Price Risk and Related Risks

In the normal course of our business, U. S. Steel is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products. U. S. Steel is also exposed to price risk related to the purchase, production or sale of coal, coke, natural gas, steel scrap, iron ore and pellets, and zinc, tin and other nonferrous metals used as raw materials.

U. S. Steel’s market risk strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, U. S. Steel has made forward physical purchases to manage exposure to fluctuations in the purchase of natural gas and certain non-ferrous metals.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 2006 and 2005 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)
	2006		2005
Non-Derivative Financial Instruments(a)	Fair Value(b)	Increase in Fair Value(c)	Fair Value(b)	Increase in Fair Value(c)
Financial assets:
Investments and long-term receivables(d)	$28	$–	$18	$–
Financial liabilities:
Debt(e)(f)	$949	$23	$1,568	$36
(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)	See Note 19 to the Financial Statements for carrying value of instruments.
(c)	Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent decrease in interest rates at December 31, 2006, and 2005, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2006, and December 31, 2005.
(d)	For additional information, see Note 10 to the Financial Statements.
(e)	Excludes capital lease obligations.
(f)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities. For additional information, see Note 13 to the Financial Statements.

At December 31, 2006, U. S. Steel’s portfolio of debt was comprised primarily of fixed-rate instruments. U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only to the extent that we elected to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value.

Foreign Currency Exchange Rate Risk

U. S. Steel, primarily through USSE, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 2006, U. S. Steel had open euro forward sales contracts for both U.S. dollars (total notional value of approximately $25.7 million) and Slovak koruna (total notional value of approximately $68.5 million). A 10 percent increase in the December 31, 2006 euro forward rates would result in a $9.5 million charge to income.

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

MANAGEMENT’S REPORT TO STOCKHOLDERS

February 27, 2007

To the stockholders of United States Steel Corporation:

Financial Statements and Practices

The accompanying consolidated financial statements of United States Steel Corporation are the responsibility of and have been prepared by United States Steel Corporation in conformity with accounting principles generally accepted in the United States of America. They necessarily include some amounts that are based on our best judgments and estimates. United States Steel Corporation financial information displayed in other sections of this report is consistent with these financial statements.

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

Internal Control Over Financial Reporting

United States Steel Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of United States Steel Corporation’s management, including the chief executive officer and chief financial officer, United States Steel Corporation conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2006.

United States Steel Corporation management’s assessment of the effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Surma	/s/ John H. Goodish
John P. Surma Chairman of the Board of Directors, Chief Executive Officer and President	John H. Goodish Executive Vice President and Chief Operating Officer

/s/ Gretchen R. Haggerty	/s/ Larry G. Schultz
Gretchen R. Haggerty Executive Vice President and Chief Financial Officer	Larry G. Schultz Vice President and Controller

PricewaterhouseCoopers LLP 600 Grant Street Pittsburgh PA 15219 Telephone (412) 355 6000

Report of Independent Registered Public Accounting Firm

To the Stockholders of United States Steel Corporation:

We have completed integrated audits of United States Steel Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries (the Company) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, the Company adopted Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 31, 2006 and accordingly changed the manner in which it accounts for defined benefit pension and other postretirement plans. As discussed in Note 14 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” and, accordingly, began consolidating Clairton 1314B Partnership as of January 1, 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Reports to Stockholders – Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 27, 2007

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Net sales:
Net sales	$14,777	$13,108	$12,936
Net sales to related parties (Note 22)	938	931	1,039

Total	15,715	14,039	13,975

Operating expenses (income):
Cost of sales (excludes items shown below)	12,968	11,643	11,368
Selling, general and administrative expenses	604	656	739
Depreciation, depletion and amortization (Notes 1 and 4)	441	366	382
Income from investees	(57)	(30)	(57)
Net gains on disposal of assets (Note 4)	(13)	(21)	(57)
Other income, net (Note 5)	(13)	(14)	(25)

Total	13,930	12,600	12,350

Income from operations	1,785	1,439	1,625
Net interest and other financial costs (Note 6)	62	127	115

Income before income taxes, minority interests, and cumulative effect of change in accounting principle	1,723	1,312	1,510
Income tax provision (Note 9)	324	365	356
Minority interests (Note 14)	25	37	33

Income before cumulative effect of change in accounting principle	1,374	910	1,121
Cumulative effect of change in accounting principle, net of tax (Note 14)	-	-	14

Net income	1,374	910	1,135
Dividends on preferred stock	(8)	(18)	(18)

Net income applicable to common stock	$1,366	$892	$1,117

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

(Continued)

	Year Ended December 31,
	2006	2005	2004
Income Per Common Share (Note 7):

Income before cumulative effect of change in accounting principle:
- Basic	$11.88	$7.87	$9.87
- Diluted	$11.18	$7.00	$8.72

Cumulative effect of change in accounting principle, net of tax:
- Basic	$-	$-	$0.13
- Diluted	$-	$-	$0.11

Net income:
- Basic	$11.88	$7.87	$10.00
- Diluted	$11.18	$7.00	$8.83

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	December 31,
(Dollars in millions)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,422	$1,479
Receivables, less allowance of $58 and $68 (Note 14)	1,681	1,520
Receivables from related parties (Note 22)	118	89
Inventories (Note 8)	1,604	1,466
Deferred income tax benefits (Note 9)	362	275
Other current assets	9	13

Total current assets	5,196	4,842
Investments and long-term receivables, less allowance of $6 and $2 (Note 10)	331	288
Long-term receivable from related parties (Note 22)	5	4
Property, plant and equipment, net (Note 11)	4,429	4,015
Intangible pension asset (Note 15)	-	251
Prepaid pensions (Note 15)	330	-
Deferred income tax benefits (Note 9)	103	211
Other noncurrent assets	192	211

Total assets	$10,586	$9,822
Liabilities
Current liabilities:
Accounts payable	$1,254	$1,208
Accounts payable to related parties (Note 22)	59	48
Bank checks outstanding	66	115
Payroll and benefits payable	1,028	912
Accrued taxes (Note 9)	182	186
Accrued interest	31	31
Short-term debt and current maturities of long-term debt (Note 13)	82	249

Total current liabilities	2,702	2,749
Long-term debt, less unamortized discount (Note 13)	943	1,363
Employee benefits (Note 15)	2,174	2,008
Deferred credits and other liabilities	364	346

Total liabilities	6,183	6,466

Contingencies and commitments (Note 24)
Minority interests (Note 14)	38	32
Stockholders’ Equity
Series B Mandatory Convertible Preferred shares (no par value, zero and 5,000,000 shares issued, 40,000,000 shares authorized, liquidation preference $50 per share) (Note 17)	-	216
Common stock issued - 123,785,911 shares and 114,585,727 shares (par value $1 per share, authorized 400,000,000 shares) (Note 17)	124	115
Treasury stock, at cost (5,240,810 and 5,799,650 shares)	(317)	(253)
Additional paid-in capital	2,942	3,061
Retained earnings	2,902	1,605
Accumulated other comprehensive loss	(1,286)	(1,418)
Deferred compensation	-	(2)

Total stockholders’ equity	4,365	3,324

Total liabilities and stockholders’ equity	$10,586	$9,822

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Increase (decrease) in cash and cash equivalents Operating activities:
Net income	$1,374	$910	$1,135
Adjustments to reconcile net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	-	-	(14)
Depreciation, depletion and amortization	441	366	382
Provision for doubtful accounts	3	10	16
Pensions and other postretirement benefits	(209)	(86)	(215)
Minority interests	25	37	33
Deferred income taxes	(3)	43	360
Net gains on disposal of assets	(13)	(21)	(57)
Property tax settlement gain	-	(95)	-
Income from sale of coal seam gas interests	-	-	(7)
(Income) loss from equity investees, and distributions received	(9)	10	(14)
Changes in:
Current receivables	(93)	165	(550)
Inventories	(109)	(161)	38
Current accounts payable and accrued expenses	274	50	311
All other, net	5	(10)	(18)

Net cash provided by operating activities	1,686	1,218	1,400

Investing activities:
Capital expenditures	(612)	(741)	(579)
Disposal of assets	26	31	95
Sale of coal seam gas interests	-	-	7
Restricted cash -withdrawals	4	7	6
- deposits	(4)	(9)	(12)
Investments, net	(4)	4	(1)

Net cash used in investing activities	(590)	(708)	(484)

Financing activities:
Revolving credit facilities - borrowings	-	231	135
- repayments	(248)	-	(135)
Issuance of long-term debt, net of refinancing costs	-	42	(2)
Repayment of long-term debt	(359)	(52)	(569)
Common stock issued	33	28	361
Common stock repurchased	(442)	(254)	-
Distributions to minority interest owners	(18)	(33)	(27)
Dividends paid	(77)	(60)	(39)
Change in bank checks outstanding	(49)	37	73
Excess tax benefits from stock-based compensation	5	-	-

Net cash used in financing activities	(1,155)	(61)	(203)

Effect of exchange rate changes on cash	2	(7)	8

Net (decrease) increase in cash and cash equivalents	(57)	442	721
Cash and cash equivalents at beginning of year	1,479	1,037	316

Cash and cash equivalents at end of year	$1,422	$1,479	$1,037

  See Note 20 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
	2006	2005	2004	2006	2005	2004
Preferred shares (Note 17):
Balance at beginning of year	$216	$216	$226	5,000	5,000	5,000
Converted to common stock	(216)	-	-	(5,000)	-	-
Dividends on preferred stock	-	-	(10)	-	-	-

Balance at end of year	$-	$216	$216	-	5,000	5,000
Common stock:
Balance at beginning of year	$115	$114	$104	114,586	114,003	103,663
Converted from preferred stock	9	-	-	9,199	-	-
Common stock issued:
Public offering (Note 17)	-	-	8	-	-	8,000
Employee/Non-employee director stock plans	-	1	2	1	583	2,333
Dividend Reinvestment Plan	-	-	-	-	-	7

Balance at end of year	$124	$115	$114	123,786	114,586	114,003
Treasury stock:
Balance at beginning of year	$(253)	$-	$-	(5,800)	-	-
Common stock repurchased	(442)	(254)	-	(7,248)	(5,820)	-
Common stock reissued for preferred stock conversion	319	-	-	6,765	-	-
Common stock reissued for employee stock plans	59	1	-	1,042	20	-

Balance at end of year	$(317)	$(253)	$-	(5,241)	(5,800)	-
Additional paid-in capital:
Balance at beginning of year	$3,061	$3,041	$2,687
Dividends on common stock	-	-	(10)
Common stock issued (Note 17)	-	-	286
Employee stock plans	(7)	20	78
Preferred stock conversion to common stock (Note 17)	(112)	-	-

Balance at end of year	$2,942	$3,061	$3,041

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Continued)

				Comprehensive Income (Loss)
(Dollars in millions)	2006	2005	2004	2006	2005	2004
Retained earnings (deficit):
Balance at beginning of year	$1,605	$755	$(361)
Net income	1,374	910	1,135	$1,374	$910	$1,135
Dividends on common stock	(69)	(42)	(11)
Dividends on preferred stock	(8)	(18)	(8)

Balance at end of year	$2,902	$1,605	$755
Accumulated other comprehensive income (loss):
Adoption of FASB Statement No. 158 (Note 15):
Changes during year, net of taxes(a)	$(1,545)	-	-
Changes during year, equity investee net of taxes	(10)	-	-

Balance at end of year	$(1,555)	-	-

Minimum pension liability adjustments (Note 15):
Balance at beginning of year	$(1,395)	$(28)	$(1,477)
Changes during year, net of taxes(a)	1,384	(1,367)	1,450	1,384	(1,367)	1,450
Changes during year, equity investee, net of taxes	11	-	(1)	11	-	(1)

Balance at end of year(b)	$-	$(1,395)	$(28)

Foreign currency translation adjustments:
Balance at beginning of year	$(23)	$(21)	$(24)
Functional currency change	108	-	-	108
Other changes during year, net of taxes	184	(2)	3	184	(2)	3

Balance at end of year	269	(23)	(21)

Total balances at end of year	$(1,286)	$(1,418)	$(49)
Deferred compensation:
Balance at beginning of year	$(2)	$(3)	$(2)
Changes during year, net of taxes	2	1	(1)

Balance at end of year	$-	$(2)	$(3)
Total comprehensive income (loss)				$3,061	$(459)	$2,587
Total stockholders’ equity	$4,365	$3,324	$4,074
(a) Related income tax (provision) benefit:
Minimum pension liability adjustments	$(875)	$874	$(584)
FAS 158 pension and other benefits adjustments	949	-	-
(b) Includes $17 million at December 31, 2005 and 2004 for U. S. Steel’s portion of the minimum pension liability of an equity investee.

The accompanying notes are an integral part of these consolidated financial statements.

1.	Nature of Business and Significant Accounting Policies

Nature of Business

United States Steel Corporation (U. S. Steel) produces and sells steel mill products, including flat-rolled and tubular products in the United States and flat-rolled products in Central Europe. Operations in the United States also include iron ore mining and processing to supply steel producing units, real estate management and development, and transportation services.

Significant Accounting Policies

Principles applied in consolidation

These financial statements include the accounts of U. S. Steel and its majority-owned subsidiaries. Additionally, variable interest entities for which U. S. Steel is the primary beneficiary are included in the consolidated financial statements. Intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Income from investees includes U. S. Steel’s proportionate share of income from equity method investments, which is recorded on a one month lag except for significant and unusual items which are recorded in the period of occurrence. Gains or losses from changes in ownership of unconsolidated investees are recognized in the period of change. Unrealized profits and losses on transactions with equity investees have been eliminated in consolidation.

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

Sales recognition

Sales are recognized when products are shipped, properties are sold or services are provided to customers; the sales price is fixed and determinable; collectibility is reasonably assured; and title and risks of ownership have passed to the buyer. Shipping and other transportation costs charged to buyers are recorded in both sales and cost of sales.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities of three months or less.

Inventories

Inventories are carried at lower of cost or market on a worldwide basis.

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Europe. The LIFO method of inventory costing was used on 67 percent and 71 percent of consolidated inventories at December 31, 2006 and 2005, respectively.

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

Property, plant and equipment

U. S. Steel records depreciation on a modified straight-line or straight-line method utilizing a composite or group asset approach based upon estimated lives of assets. The modified straight-line method is utilized for steel-producing assets in the United States and is based on raw steel production levels. The modification factors applied to straight-line calculations range from a minimum of 85 percent at a production level below 81 percent of capability, to a maximum of 105 percent for a 100 percent production level. No modification is made at the 95 percent production level. Applying modification factors decreased depreciation expense by $40 million, $49 million and $20 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Major maintenance activities

U. S. Steel incurs maintenance costs on all of its major equipment. Costs that extend the life of the asset, materially add to its value, or adapt the asset to a new or different use are separately capitalized in property, plant and equipment and are depreciated over its estimated useful life. All other repair and maintenance costs are expensed as incurred.

Environmental remediation

Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve existing assets’ environmental safety or efficiency. U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable. The timing of remediation accruals typically coincides with completion of feasibility studies or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted if the amount and timing of the cash disbursements are readily determinable.

Asset retirement obligations

Asset retirement obligations (AROs) are initially recorded at fair value and are capitalized as part of the cost of the related long-lived asset and depreciated in accordance with U. S. Steel’s depreciation policies for property, plant and equipment. The fair value of the obligation is determined as the discounted value of expected future cash flows. Accretion expense is recorded each month to increase this discounted obligation over time. Certain AROs are not recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate fair value.

Pensions, other postretirement and postemployment benefits

U. S. Steel has noncontributory defined benefit pension plans and defined benefit retiree health care and life insurance plans (Other Benefits) that cover the majority of its employees in the United States on their retirement. Effective May 21, 2003, newly-hired United Steelworkers (USW) union employees and union employees hired with the purchase of substantially all of the integrated steelmaking assets of National Steel Corporation (National) receive pension benefits through the Steelworkers Pension Trust (SPT), a multi-employer pension plan, based upon an hourly contribution rate. Since July 1, 2003 all newly-hired non-union salaried employees in the United States, including all those hired from National, participate in a defined contribution plan whereby U. S. Steel contributes a certain percentage of salary based upon attained age each year. Government-sponsored programs into which U. S. Steel makes required annual contributions cover the majority of U. S. Steel’s European employees. The net pension and Other Benefits obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets, salary increases, the mortality of participants and the current level and future escalation of health care costs. Additionally, U. S. Steel recognizes an obligation to provide postemployment benefits for disability-related claims covering indemnity and medical payments for certain employees in the United States. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses are deferred and amortized over future periods.

Carbon dioxide emission rights

The Slovak Ministry of the Environment issues carbon dioxide (CO2) allowances to U. S. Steel Košice (USSK) (see further discussion in Note 24). USSK records a liability for the estimated shortfall between the allowances allocated and purchased to date and the allowances needed. The liability is based on the actual value of allowances already purchased and the market value at December 31, 2006 and 2005 for allowances remaining to be purchased. CO2 allowances that have been purchased are recognized as an other noncurrent asset.

Concentration of credit and business risks

U. S. Steel is exposed to credit risk in the event of nonpayment by customers principally within the automotive, container, construction, and service center industries and for any sales of coke or iron ore to other integrated producers. Changes in these industries may significantly affect management’s estimates and U. S. Steel’s financial performance. U. S. Steel mitigates its exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. USSK and U. S. Steel Balkan (USSB) mitigate credit risk for approximately 58 percent and 80 percent of their revenues, respectively, by requiring bank guarantees, letters of credit, credit insurance, prepayment or other collateral.

The majority of U. S. Steel’s customers are located in the United States and central, western and southern Europe. No single customer accounted for more than 10 percent of gross annual revenues.

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

As of January 1, 2006, the functional currency for U. S. Steel Europe (USSE) was changed from the U.S. dollar to the euro primarily because of significant changes in economic facts and circumstances as a result of Slovakia’s entry into the European Union (EU) and the subsequent entry of the Slovak koruna into the Exchange Rate Mechanism II in preparation for Slovakia’s adoption of the euro. Other factors that contributed to this change are the evolution of USSE into an autonomous business segment, the settlement of its U.S. dollar denominated debt and the establishment of euro-based debt facilities. This change in functional currency was applied on a prospective basis. Since January 1, 2006, assets and liabilities of these entities are translated from euros to U. S. dollars at period-end exchange rates. Resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. Revenues and expenses are translated at average exchange rates in the determination of income for the applicable period.

Stock-based compensation

U. S. Steel has various stock-based employee compensation plans, which are described more fully in Note 12. Through December 31, 2005, U. S. Steel accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. No stock-based employee compensation cost was reflected in net income for stock options or stock appreciation rights (SARs) at the date of grant, as all options and SARs granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. When the stock price exceeded the grant price, SARs were adjusted for changes in the market value and compensation expense was recorded. Deferred compensation for restricted stock was charged to equity when the restricted stock was granted and subsequently adjusted for changes in the market value of the underlying stock. The deferred compensation was then expensed over the vesting period and adjusted if conditions of the restricted stock grant were not met. Deferred compensation for the restricted stock plan for certain salaried employees who are not officers of U. S Steel was charged to equity when the restricted stock was granted and subsequently expensed over the vesting period.

On January 1, 2006, U. S. Steel began to apply the provisions of FAS No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R) which is an amendment of FAS No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) and supersedes APB 25 and its related Interpretations. See further discussion in Note 12.

Deferred taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include U. S. Steel’s expectation to generate sufficient future taxable income and the projected time period over which these deferred tax assets will be realized. U. S. Steel records a valuation allowance when necessary to reduce deferred tax assets to the amount that will more likely than not be realized. Deferred tax liabilities have not been recognized for the undistributed earnings of certain foreign subsidiaries, primarily USSK, because management intends, without regard to the one-time repatriation in 2005, indefinitely to reinvest such earnings in foreign operations. See further discussion in Note 9.

Insurance

U. S. Steel is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income in the period of occurrence.

Sales taxes

Sales are recorded net of sales taxes that are charged to buyers. Sales taxes primarily relate to value-added tax on USSE sales.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

2.	New Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS 159 is effective as of January 1, 2008. U. S. Steel does not expect any material financial statement implications relating to the adoption of this Statement.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For U. S. Steel, the provisions of FIN 48 were effective on January 1, 2007. U. S. Steel does not expect the adoption of this Statement to have a significant effect on its consolidated results of operations, financial position or cash flows.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This Statement requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. U. S. Steel adopted this Statement on January 1, 2007, and the adoption had no financial statement impact.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. U. S. Steel adopted this Statement on January 1, 2007, and the adoption had no financial statement impact.

3.	Segment Information

During 2006, U. S. Steel had three reportable operating segments: Flat-rolled Products (Flat-rolled), USSE and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of sheet, tin mill products, strip mill plate and rounds for Tubular, as well as all coke production facilities in the United States. These operations are principally located in the United States and primarily serve domestic customers in the service center, conversion, transportation (including automotive), container, construction, and appliance markets.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill in Slovakia; and USSB, U. S. Steel’s integrated steel mill and other facilities in Serbia. USSE primarily serves customers in the central, western and southern European construction, conversion, service center, appliance, container, transportation (including automotive), and oil, gas and petrochemical markets. USSE produces and sells sheet, strip mill plate, tin mill and tubular products, as well as heating radiators and refractories.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities in the United States. These operations produce and sell both seamless and electric resistance welded tubular products and primarily serve customers in the oil, gas and petrochemical markets.

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

The accounting principles applied at the operating segment level in determining income from operations are generally the same as those applied at the consolidated financial statement level. The transfer value for steel rounds and bands from Flat-rolled to Tubular and the transfer value for iron ore pellets from Other Businesses to Flat-rolled are set at the beginning of each year based on expected total production costs and may be adjusted quarterly if actual production costs warrant. All other intersegment sales and transfers are accounted for at market-based prices. All intersegment sales and transfers are eliminated at the corporate consolidation level. Corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations are as follows:

(In millions)	Customer sales	Intersegment sales	Net sales	Income from equity investees	Income (loss) from operations	Depreciation, depletion & amortization	Capital expenditures
2006
Flat-rolled	$9,607	$435	$10,042	$56	$600	$263	$274
USSE	3,968	9	3,977	1	714	106	211
Tubular	1,798	-	1,798	-	631	13	4

Total reportable segments	15,373	444	15,817	57	1,945	382	489
Other Businesses	342	1,036	1,378	-	129	59	123
Reconciling Items	-	(1,480)	(1,480)	-	(289)	-	-

Total	$15,715	$-	$15,715	$57	$1,785	$441	$612

2005
Flat-rolled	$8,813	$441	$9,254	$30	$602	$232	$377
USSE	3,336	10	3,346	-	502	72	249
Tubular	1,546	-	1,546	-	528	13	5

Total reportable segments	13,695	451	14,146	30	1,632	317	631
Other Businesses	344	860	1,204	-	43	49	110
Reconciling Items	-	(1,311)	(1,311)	-	(236)	-	-

Total	$14,039	$-	$14,039	$30	$1,439	$366	$741

2004
Flat-rolled	$9,827	$237	$10,064	$55	$1,185	$268	$253
USSE	2,839	-	2,839	2	439	55	223
Tubular	941	-	941	-	197	16	8

Total reportable segments	13,607	237	13,844	57	1,821	339	484
Other Businesses	368	760	1,128	-	58	43	95
Reconciling Items	-	(997)	(997)	-	(254)	-	-

Total	$13,975	$-	$13,975	$57	$1,625	$382	$579

The following is a schedule of reconciling items to income from operations:

(In millions)	2006	2005	2004
Items not allocated to segments:
Retiree benefit expenses	$(243)	$(267)	$(257)
Other items not allocated to segments:
Workforce reduction charges, including pension settlement losses (Note 15)	(21)	(20)	(17)
Out of period adjustments(a)	(15)	-	-
Asset impairment charge (Note 4)	(5)	-	-
(Loss) gain from sale of certain assets (Note 4)	(5)	-	43
Environmental remediation at previously sold facility (Note 24)	-	(20)	-
Stock appreciation rights (Note 12)	-	1	(23)
Property tax settlement gain (Note 9)	-	70	-

Total other items not allocated to segments	(46)	31	3

Total reconciling items	$(289)	$(236)	$(254)
(a)	In the process of evaluating the potential effects of adopting SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), we identified items from prior years that required adjustment. These items were not material to the balance sheet or statement of operations of prior periods and an out of period adjustment was recognized.
The principal charge resulted from the recognition of a liability for incurred but not invoiced employee medical services for employees at some of our facilities in the United States. Under U. S. Steel’s previous method of quantifying misstatements (evaluating the impact on the current year statement of operations), a misstatement had not occurred since 12 months of expense had been recognized in the statement of operations for each year.

Net Sales by Product:

The following summarizes net sales by product:

(In millions)	2006	2005	2004

Flat-rolled steel products	$12,687	$11,277	$11,555
Tubular	1,909	1,651	1,042
Raw materials (coke and iron ore)	322	378	700
Other(a)	797	733	678

Total:	$15,715	$14,039	$13,975
(a)	Includes sales of steel production by-products, transportation services and the management and development of real estate.

Geographic Area:

The information below summarizes net sales and property, plant and equipment and other long-term assets based on the location of the operating segment to which they relate.

(In millions)	Year	Net Sales	Assets

United States	2006	$11,774	$3,447
	2005	$10,774	$3,337
	2004	$11,146	$3,127

Europe	2006	3,977	1,278	(a)
	2005	3,346	949	(a)
	2004	2,839	775	(a)

Other Foreign Countries	2006	14	7
	2005	10	6
	2004	8	7

Eliminations	2006	(50)	-
	2005	(91)	-
	2004	(18)	-

Total	2006	$15,715	$4,732
	2005	$14,039	$4,292
	2004	$13,975	$3,909
(a)	Assets valued at $1,158 million, $849 million and $713 million were located in Slovakia at December 31, 2006, 2005 and 2004, respectively.

4.	Net Loss/Gain on Disposal of Assets

In 2006, an impairment review of certain USSK assets was completed in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, a charge of $5 million was recorded in depreciation, depletion and amortization in the first quarter. When these assets were ultimately sold in the fourth quarter, we incurred a loss of $5 million on the disposal.

In 2004, U. S. Steel sold certain mineral interests, including coal seam gas interests, and certain real estate interests for net cash proceeds of $67 million. The sale of coal seam gas interests resulted in $7 million of other income and a gain on disposal of assets of $36 million.

5.	Other Income

See Note 4 for a discussion of other income related to the sale of coal seam gas interests in 2004.

In 2006, 2005 and 2004, U. S. Steel received $8 million, $2 million and $7 million, respectively, as a result of trade adjustment assistance legislation.

6.	Net Interest and Other Financial Costs

(In millions)	2006		2005		2004
Interest and other financial income:
Interest income	$57		$35		$14
Interest on deposits for National Steel retiree benefits(a)	10		5		-
Foreign currency gains (losses)	27	(b)	(80)		36

Total	94		(40)		50
Interest and other financial costs:
Interest incurred	111		114		154
Less interest capitalized	3		12		8

Net interest incurred	108		102		146
Interest on liability for National Steel retiree benefits(a)	10		5		-
Interest on tax issues	(2)		(28	)(e)	(26	)(f)
Loss on debt extinguishment	28	(c)	-		27	(g)
Financial costs on:
Sale of receivables	1		1		2
Inventory facility	2		2		4
Amortization of discounts and deferred financing costs	9	(d)	5		12	(h)

Total	156		87		165

Net interest and other financial costs	$62		$127		$115
(a)	U. S. Steel had established current liabilities of $345 million and $212 million as of December 31, 2006 and 2005, respectively, to assist retirees from National Steel with health care costs. The liability remains outstanding because the associated trust has not been established. U. S. Steel invests the amounts due in short term investments and interest earned on those investments will also be payable when the trust is established.
(b)	The functional currency for USSE was changed from the U.S. dollar to the euro on January 1, 2006. Foreign currency gains in 2006 are a result of transactions denominated in currencies other than the euro (principally the U.S. dollar, Slovak koruna or Serbian dinar). See further information in Note 1.
(c)	Charge related to the premium and fees paid on the partial early extinguishment of the 10.75% Senior Notes. See Note 13.
(d)	Includes a $4 million write-off of discount issue costs related to the partial early extinguishment of the 10.75% Senior Notes. See Note 13.
(e)	Includes a favorable effect of $25 million related to the Gary Works property tax settlement in the first quarter of 2005. See Note 9 for further discussion.
(f)	Includes a favorable adjustment of $38 million for 2004 related to the settlement of prior years’ taxes.
(g)	Charge related to the premium paid on the partial early extinguishment of the 9.75% and 10.75% Senior Notes. See Note 13.
(h)	Includes a $6 million write-off of discount issue costs related to the partial early extinguishment of the 9.75% and 10.75% Senior Notes. See Note 13.

Net interest and other financial costs for 2005 and 2004 include amounts related to the remeasurement of USSE’s assets and liabilities into the U.S. dollar, which was USSE’s functional currency through December 31, 2005.

7.	Income and Dividends Per Common Share

Basic net income per common share is calculated by adjusting net income for dividend requirements of any outstanding preferred stock and is based on the weighted average number of common shares outstanding during the period.

Diluted net income per common share assumes the exercise of stock options, the vesting of stock awards and the conversion of any outstanding preferred stock, provided in each case the effect is dilutive. For the year ended December 31, 2006, 8,000,168 additional shares have been included in the computation of diluted net income per common share. Additional shares declined in 2006, as compared to prior years, following the conversion of all remaining preferred stock on June 15,

2006 (Note 17). For the year ended December 31, 2005, 16,499,945 additional shares have been included in the computation of diluted net income per common share. For the year ended December 31, 2004, 16,804,489 additional shares have been included in the computation of diluted net income per common share. Net income was not adjusted for preferred stock dividend requirements since their conversion was assumed.

Computation of Income Per Common Share	2006	2005	2004
Net income applicable to common stock (in millions)	$1,366	$892	$1,117
Weighted average shares outstanding (in thousands):
Basic	114,918	113,470	111,838
Diluted	122,918	129,970	128,643
Per share:
Basic	$11.88	$7.87	$10.00
Diluted	$11.18	$7.00	$8.83

Quarterly dividends on common stock in 2006 were 10 cents per share for the first quarter, 15 cents per share for the second and third quarters, and 20 cents per share for the fourth quarter.

Quarterly dividends on common stock in 2005 amounted to 8 cents per share for the first quarter and 10 cents per share for the second, third and fourth quarters. Quarterly dividends in 2004 amounted to 5 cents per share for each quarter.

8.	Inventories

(In millions)	December 31, 2006	December 31, 2005
Raw materials	$560	$428
Semi-finished products	597	568
Finished products	368	391
Supplies and sundry items	79	79

Total	$1,604	$1,466

Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $900 million in 2006 and $680 million in 2005. Cost of revenues was reduced and income from operations was improved by $22 million, $22 million and $15 million in 2006, 2005 and 2004, respectively, as a result of liquidations of LIFO inventories.

Supplies and sundry items in the table above includes $65 million and $50 million of land held for residential/commercial development as of December 31, 2006 and 2005, respectively.

U. S. Steel has a raw material swap agreement with another steel manufacturer designed to provide logistical efficiencies in the supply of coke to our operating locations. The coke swaps are recorded at cost in accordance with APB 29, as amended by FAS 153, “Accounting for Nonmonetary Transactions.”

U. S. Steel shipped approximately 195,000 tons and received approximately 170,000 tons of coke under the swap agreement during 2006. There was no income statement impact related to these swaps.

9.	Income Taxes

Provisions (benefits) for income taxes were:

	2006			2005			2004
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$151	$97	$248	$246	$21	$267	$(34)	$318	$284
State and local	35	(13)	22	37	4	41	5	64	69
Foreign	58	(4)	54	39	18	57	25	(22)	3

Total	$244	$80	$324	$322	$43	$365	$(4)	$360	$356

A reconciliation of the federal statutory tax rate of 35 percent to total provisions (benefits) follows:

(In millions)	2006	2005	2004
Statutory rate applied to income before income taxes	$603	$459	$529
Minority interest	(9)	(13)	(11)
Excess percentage depletion	(51)	(34)	(28)
Effects of foreign operations	(193)	(66)	(157)
State and local income taxes after federal income tax effects	15	26	45
Adjustments of prior years’ federal income taxes	(16)	(2)	(23)
Tax credits	(14)	(2)	-
Deduction for domestic production activities	(7)	(8)	-
Other	(4)	5	1

Total provisions	$324	$365	$356

American Jobs Creation Act

The American Jobs Creation Act of 2004 (the Jobs Act) provides a deduction for income from qualified production activities in the United States, which is phased in from 2005 through 2010. The Jobs Act also provided for a phase-out of the existing extra-territorial income (ETI) exclusion for certain foreign sales over the years 2006 and 2005. The net effect of the phase-out of the ETI and the phase-in of this new deduction resulted in a decrease in the effective tax rate for calendar years 2006 and 2005 of less than one percentage point.

The Jobs Act also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In December 2005, U. S. Steel both approved a plan for reinvestment and repatriated a cash dividend amount of $300 million, of which $287 million qualified for the 85 percent dividends received deduction. Pursuant to the plan for reinvestment, during 2005 U. S. Steel made expenditures for capital additions and improvements at its steel and iron-ore producing facilities in the United States in excess of the $300 million cash dividend amount. As a result, U. S. Steel recorded a related tax expense of $16 million of which $15 million related to the amount that qualified for the 85 percent dividends received deduction.

Taxes on Foreign Income

Pretax income for the years 2006, 2005 and 2004 included $708 million, $389 million and $453 million attributable to foreign sources. Without regard to the one-time repatriation discussed above, as of December 31, 2006, and based on the tax laws in effect at that time, it remains U. S. Steel’s intention to continue indefinitely to reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2006, amounted to $1,955 million. If such earnings were not permanently reinvested, a U.S. deferred tax liability of approximately $640 million would have been required.

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales, and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the year in which the credit is claimed and the following four years. See Note 24 for a discussion of the capital improvement program commitments to the Slovak government. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. The Slovak tax authority has confirmed that USSK has fulfilled all of the necessary conditions for claiming the tax credit for the years 2000 through 2005. As a result of conditions imposed when Slovakia joined the European Union (EU) that were amended by a 2004 settlement with the EU, the total tax credit granted to USSK is limited to $430 million for the period 2000 through 2009. Based on the credits previously used and forecasts of future taxable income, management expects that this limit will be reached during 2008. Additional conditions for claiming the tax credit were established when Slovakia joined the EU. These conditions limit USSK’s annual production of flat-rolled products and its sales of flat-rolled products into the EU. Management does not believe the production and sales limits are materially burdensome. They will expire at the end of 2009, if not before.

During the years 2000 through 2004, as a result of claiming tax credits of 100 percent of USSK’s tax liability and management’s intent to reinvest earnings in foreign operations, the only current income tax provision recorded for USSK income for the years 2000 through 2004, was $32 million, remitted as a result of the 2004 settlement with the EU. During 2006 and 2005, a current income tax provision was recorded for USSK because the tax credit is limited to 50 percent of the statutory rate.

Gary Property Tax Settlement

U. S. Steel closed a personal property settlement agreement with the City of Gary, Lake County, and the State of Indiana in the first quarter 2005. As a result, previous accruals of disputed amounts were reversed which reduced cost of sales by $70 million and reduced interest and other financial costs by $25 million. Under the settlement agreement, U. S. Steel made a $44 million payment during the second quarter 2005 and fulfilled its obligation to spend $150 million on capital projects at its Lake County operations. U. S. Steel also agreed to negotiate the transfer of approximately 200 acres of property to the city of Gary. The subject property is undergoing an investigation of environmental issues pursuant to the terms of a Resource Recovery and Conservation Act (RCRA) Administrative Order on Consent. The income tax provision for 2005 includes a charge of $37 million related to the $95 million pre-tax gain from the settlement.

Status of IRS Examinations

U. S. Steel separated from Marathon Oil Corporation (Marathon) on December 31, 2001 (the Separation) and entered into a tax sharing agreement that provides for payments between U. S. Steel and Marathon for certain tax adjustments which may be made after the Separation. The IRS audit of Marathon’s 1998-2001 consolidated tax returns was settled with the IRS in the second quarter of 2006 and was approved by the Congressional Joint Committee on Taxation in September 2006. In December 2006, Marathon paid U. S. Steel $34 million for taxes related to this settlement and in January 2007, U. S. Steel received $13 million in related interest from Marathon.

The IRS audit of U. S. Steel’s 2002-2003 tax returns was completed in the second quarter of 2006 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from the settlement of these audits.

Deferred taxes

Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2006	2005
Deferred tax assets:
State tax credit carryforwards (do not expire)	$2	$5
State tax loss carryforwards (expiring in 2022 through 2023)	5	4
Foreign tax loss carryforwards and credits (expiring in 2007 through 2016)	88	80
Employee benefits	931	901
Receivables, payables and debt	13	16
Expected federal benefit for deducting state deferred income taxes	18	23
Contingencies and accrued liabilities	61	68
Other deductible temporary differences	62	69
Inventory	(2)	22
Valuation allowances:
State	(1)	-
Foreign	(90)	(81)

Total deferred tax assets	1,087	1,107

Deferred tax liabilities:
Property, plant and equipment	585	586
Investments in subsidiaries and equity investees	37	35

Total deferred tax liabilities	622	621

Net deferred tax assets	$465	$486

At December 31, 2006, the net domestic deferred tax asset was $446 million. At December 31, 2005, the net domestic deferred tax asset was $472 million (see Note 15). Substantially all of U. S. Steel’s deferred tax assets relate to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and payments are made for retirees. Despite the cyclical nature of the integrated steel industry in the United States, management fully expects to realize tax benefits for the entire amount of these recorded tax assets. Several of the factors considered in reaching this conclusion were the length of time over which the deductions for employee benefit liabilities will be claimed on tax returns, the current law provisions which permit loss carryforwards for an extended period, and U. S. Steel’s demonstrated ability of utilizing the entire amount of tax deductions and tax attributes over previous business cycles.

At December 31, 2006 and 2005, the foreign deferred tax assets recorded were $19 million and $14 million, respectively, net of an established valuation allowance of $90 million and $81 million, respectively. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna and the Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets due to the cumulative losses experienced since the acquisition of USSB. As USSB generates sufficient income, the valuation allowance of $78 million for Serbian deferred tax assets as of December 31, 2006 would be partially or fully reversed at such time that it is more likely than not that the deferred tax assets will be realized.

10.	Investments and Long-Term Receivables

	December 31,
(In millions)	2006	2005
Equity method investments	$282	$250
Receivables due after one year, less allowance of $6 and $2	25	10
Split dollar life insurance	21	20
Other	3	8

Total	$331	$288

Summarized financial information of investees accounted for by the equity method of accounting is as follows:

(In millions)	2006	2005	2004
Income data – year ended December 31:
Net sales	$2,038	$1,830	$1,902
Operating income (loss)	45	(19)	67
Net income (loss)	23	(39)	55
Balance sheet data – December 31:
Current assets	$569	$462
Noncurrent assets	466	509
Current liabilities	232	228
Noncurrent liabilities	356	323

Investees accounted for using the equity method include:

Investee	Country	December 31, 2006 Ownership
Acero Prime, S. R. L. de CV	Mexico	40%
Chrome Deposit Corporation	United States	50%
Double Eagle Steel Coating Company	United States	50%
Double G Coatings Company L.P.	United States	50%
Feralloy Processing Company	United States	49%
PRO-TEC Coating Company	United States	50%
Swan Point Development Company, LLC	United States	50%
USS-POSCO Industries	United States	50%
Worthington Specialty Processing	United States	50%

Dividends and partnership distributions received from equity investees were $51 million in 2006, $42 million in 2005 and $43 million in 2004.

For discussion of transactions and related receivable and payable balances between U. S. Steel and its investees, see Note 22.

11.	Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2006	2005
Land and depletable property	-	$175	$165
Buildings	35 years	841	727
Machinery and equipment	4-22 years	10,992	10,235
Leased machinery and equipment	3-25 years	189	189

Total		12,197	11,316
Less accumulated depreciation, depletion and amortization		7,768	7,301

Net		$4,429	$4,015

Amounts in accumulated depreciation, depletion and amortization for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $118 million and $109 million at December 31, 2006 and 2005, respectively.

12.	Stock-Based Compensation Plans

On April 26, 2005, U. S. Steel’s stockholders approved the 2005 Stock Incentive Plan (the “2005 Stock Plan”). The aggregate number of shares of U. S. Steel common stock that may be issued under the 2005 Stock Plan is 6,750,000 shares during the 10-year life of the plan. Generally, a share issued under the Plan pursuant to an award other than a stock option will reduce the number of shares available under the Stock Plan by 1.42 shares. The purposes of the 2005 Stock Plan are to attract, retain and motivate employees and non-employee directors of outstanding ability, and to align their interests with those of the stockholders of U. S. Steel. The Compensation & Organization Committee of the Board of Directors (the Compensation Committee) administers the plan pursuant to which they may make grants of stock options, restricted stock, performance awards, and other stock-based awards. Also, shares related to awards (i) that are forfeited, (ii) that terminate without shares having been issued or (iii) for which payment is made in cash or property other than shares are again available for awards under the plan; provided, however, that shares delivered to U. S. Steel or withheld for purposes of satisfying the exercise price or tax withholding obligations shall not again be available for awards. There were no awards of stock options, restricted stock or performance awards under this plan in 2005; however, there were 344,490 stock options, 229,380 restricted stock awards and 95,400 performance awards granted in 2006 under the 2005 Stock Plan. The options were issued at the market price per share on the date of the grant.

The 2002 Stock Plan, which became effective January 1, 2002, replaced the 1990 Stock Plan as a stock-based compensation plan for key management employees of U. S. Steel. The 2002 Stock Plan authorized the Compensation Committee to grant performance restricted stock, stock options and stock appreciation rights (SARS) to key management employees. For purposes of granting awards, the 2002 Stock Plan terminated on December 31, 2006.

The 2002 Stock Plan options were issued at the market price per share on the date of grant, vested over a one-year service period, and have a term of up to eight years. Certain options include tandem SARS that contain the right to receive cash and/or common stock equal to the excess of the fair market value of shares of common stock, as determined in accordance with the plan, over the option price of shares. Under the 1990 Stock Plan, stock options expire ten years from the date of grant. No SARS were issued in 2006, 2005 or 2004. U. S. Steel had 22,100, 118,350 and 636,050 SARs outstanding at December 31, 2006, 2005 and 2004, respectively. Related compensation pre-tax income of less than $1 million, pre-tax income of $1 million and pre-tax expense of $23 million were recorded during 2006, 2005 and 2004, respectively.

Stock-based compensation

Prior to January 1, 2006, U. S. Steel accounted for stock-based compensation following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Effective January 1, 2006, U. S. Steel adopted the fair value recognition provisions of FAS No. 123(R), “Share-Based Payments,” (FAS 123(R)) which requires the recognition of compensation expense for stock-based compensation based on the grant date fair value. U. S. Steel has elected the modified prospective application method for adoption, and prior period consolidated financial statements have not been restated. Under this adoption method, compensation expense recognized in 2006 includes compensation expense related to the May 2006 grants and the applicable amounts of compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and previously presented in the pro forma footnote disclosures). Prior to the adoption of FAS 123(R), no compensation expense was recorded for stock options.

Stock-based compensation expense

The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Year Ended December 31, 2006
Stock-based compensation expense recognized:
Cost of sales	$5
Selling, general and administrative expenses	11

Total	16
Related deferred income tax benefit	6

Decrease in net income	$10
Decrease in basic earnings per share	$0.08
Decrease in diluted earnings per share	$0.08

As of December 31, 2006, total future compensation cost related to nonvested stock-based compensation arrangements was $20 million, and the weighted-average period over which this cost is expected to be recognized is approximately 14 months.

The following table illustrates the effect on net income and earnings per share if U. S. Steel had applied the fair value recognition provisions of FAS 123:

	Year Ended December 31,
(In millions, except per share data)	2005	2004
Net income	$910	$1,135
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	21
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(8)	(27)

Pro forma net income	$902	$1,129

Net income per share:
- As reported - basic	$7.87	$10.00
- diluted	7.00	8.83
- Pro forma - basic	7.79	9.95
- diluted	6.96	8.80

Stock options

In accordance with FAS 123(R), compensation expense for stock options is now recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The May 2004 and May 2005 awards vested over a one-year service period and have a term of eight years. The May 2006 awards vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions	May 2006 Grant	May 2005 Grant	May 2004 Grant
Grant date price per share of option award	$65.40	$40.37	$29.54
Expected annual dividends per share, at grant date	$0.60	$0.40	$0.20
Expected life in years	5	4	4
Expected volatility	43%	44%	44%
Risk-free interest rate	4.8%	3.7%	3.3%
Grant date fair value per share of unvested option awards as calculated from above	$27.05	$14.61	$10.71

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

Certain stock options include tandem stock appreciation rights (SARS) that contain the right to receive cash. No SARS were issued in 2006, 2005 and 2004 and all 22,100 outstanding SARS are fully vested. Under FAS 123(R), compensation expense continues to be recorded for changes in the market value of unexercised SARS.

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2006:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	2,137,730	$34.22
Granted May 30, 2006	344,490	65.40
Exercised	(839,270)	33.97
Forfeited or expired	(10,424)	51.71

Outstanding at December 31, 2006	1,632,526	$40.82	6.1	$53
Exercisable at December 31, 2006	1,292,760	$34.36	5.7	$50

During the year ended December 31, 2006, the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $27 million. The total amount of cash received by U. S. Steel from the exercise of options was $29 million during the year ended December 31, 2006, and the related net tax benefit realized from the exercise of these options was $10 million.

Stock awards

In accordance with FAS 123(R), compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.

Remaining outstanding performance restricted stock awards, a type of award granted prior to 2006, vest in three tranches, subject to U. S. Steel’s satisfaction of certain performance criteria during 2005. In May 2006, the Compensation Committee determined that the performance criteria had been satisfied and a portion of the performance restricted stock awards vested (52,900 shares). The remaining 72,100 shares are scheduled to vest ratably, in May 2007 and May 2008, conditioned upon participants’ continued employment.

Restricted stock awards vest ratably over three years. The fair value of restricted stock awards is the market price of the underlying common stock on the date of grant.

Performance stock awards vest at the end of a three-year performance period as a function of U. S. Steel’s total shareholder return compared to the total shareholder return of peer companies over the three-year performance period. Performance stock awards can vest at between zero and 200 percent of the target award.

The following table shows a summary of the performance stock awards as of December 31, 2006:

Performance Period	Fair Value (in millions)	Unrecognized Compensation Expense (in millions)	Minimum Shares	Target Shares	Maximum Shares
2006 - 2009	$6	$5	-	95,400	190,800

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2006:

	Performance Restricted Stock Awards	Restricted Stock Awards	Performance Stock Awards	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	125,000	-	-	125,000	$40.37
Granted May 30, 2006	-	229,380	95,400	324,780	64.91
Vested	(52,900)	-	-	(52,900)	40.37
Performance award adjustment (a)	-	-	5,867	5,867	63.74
Forfeited or expired	-	(3,624)	-	(3,624)	65.40

Nonvested at December 31, 2006	72,100	225,756	101,267	399,123	$60.46
(a)	A performance award adjustment was determined using a Monte Carlo simulation technique to reflect potential outcomes of the peer group comparison at the end of the three-year performance period.

Non-Employee Director Program

Under the 2005 Stock Plan, U. S. Steel has a Deferred Compensation Program for Non-Employee Directors of its Board of Directors. The program permits non-employee directors to defer up to 100 percent of their annual retainers in the form of common stock units; however, participants are required to defer at least 70 percent of their annual retainers in the form of common stock units. Common stock units are book entry units equal in value to a share of stock. During 2006, 12,619 units were granted; during 2005, 6,513 units were granted; and during 2004, 8,251 units were granted. Common stock units granted after the program’s incorporation into the 2005 Stock Plan are granted pursuant to the 2005 Stock Plan. Shares equal in number to the number of common stock units held by a participating director are issued to the director upon his or her retirement.

Additionally, a one-time grant of common stock units was made to non-employee directors in 2005 with a value to each director of $40,000 at the time of grant. In 2005, 6,957 such units were awarded with a December 31, 2005 value of less than $1 million.

Under the 2005 Stock Plan, U. S. Steel also has a Non-Employee Director Stock Program pursuant to which each current non-employee director has received a grant of up to 1,000 shares of common stock. In order to qualify, each such director must first have purchased an equivalent number of shares in the open market during the 60 days following the first date of his or her service on the Board. In 2006 and 2005, total awards under this program were 1,000 shares in each year.

13.	Debt

(In millions)	Interest Rates %	Maturity	December 31,
			2006	2005
Senior Notes	9 3/4	2010	$378	$378
Senior Notes	10 3/4	2008	20	348
Senior Quarterly Income Debt Securities	10	2031	49	49
Obligations relating to Environmental Revenue Bonds	4 3/4 -6 1/4	2009 - 2033	458	470
Inventory Facility		2009	-	-
Fairfield Caster Lease		2007 - 2012	60	66
Other capital leases and all other obligations		2007 - 2014	60	71
USSK credit facilities	Variable	2009	-	231
USSB credit facility		2008	-	-

Total			1,025	1,613
Less unamortized discount			-	1
Less short-term debt and long-term debt due within one year			82	249

Long-term debt, less unamortized discount			$943	$1,363

Senior Notes – In 2001, U. S. Steel issued $535 million of Senior Notes due August 1, 2008 (10 3/4% Senior Notes). In May 2003, U. S. Steel issued $450 million of Senior Notes due May 15, 2010 (9 3/4% Senior Notes). These notes have an interest rate of 9 3/4% per annum payable semi-annually on May 15 and November 15. The 9 3/4% Senior Notes were issued under U. S. Steel’s shelf registration statement and were not listed on any national securities exchange. Proceeds from the sale of the 9 3/4% Senior Notes were used to finance a portion of the purchase price of National Steel’s assets. On December 28, 2006, pursuant to a cash tender offer, U. S. Steel redeemed $328 million principal amount of the 10 3/4% Senior Notes, at 108.29 percent of the principal amount, plus accrued interest, using readily available funds. In conjunction with this offer U. S. Steel solicited and received consents which allowed for the elimination of substantially all of the restrictive covenants and certain events of default contained in the 10 3/4% Senior Notes. (See Note 6 for net interest and other financial costs associated with this redemption.)

On April 19, 2004, U. S. Steel redeemed $72 million principal amount of the 9 3/4% Senior Notes at 109.75 percent of the principal amount plus accrued interest and $187 million of the 10 3/4% Senior Notes at 110.75 percent of the principal amount plus accrued interest, using proceeds from the March 9, 2004 common stock offering. See Note 17.

Some or all of the outstanding 9 3/4% Senior Notes may be redeemed at a premium after May 15, 2007. The premium ranges from 4.875 percent to zero percent, depending on the redemption date.

Senior Quarterly Income Debt Securities (Quarterly Debt Securities) – On November 29, 2006, U. S. Steel called for the full redemption of the Quarterly Debt Securities on January 2, 2007. The Quarterly Debt Securities were redeemable at the option of U. S. Steel on or after December 31, 2006 at 100 percent of the principal amount together with accrued, but unpaid interest at the redemption date. The aggregate principal amount outstanding at December 31, 2006 was $49 million and these securities were redeemed on January 2, 2007.

Obligations relating to Environmental Revenue Bonds – Under an agreement related to the Separation, U. S. Steel assumed and will discharge all principal, interest and other duties of Marathon under these obligations, including any amounts due upon any defaults or accelerations of any of the obligations, other than defaults or accelerations caused by any action of Marathon. The agreement also provides that on or before the tenth anniversary of the Separation (December 31, 2011), U. S. Steel will provide for the discharge of Marathon from any remaining liability under any of these obligations. In the fourth quarter of 2005, U. S. Steel entered into an arrangement that refunded $42 million of environmental revenue bonds and made U. S. Steel the underlying obligor, thereby eliminating Marathon’s related contingent liability (see Note 24). In addition, U. S. Steel retired $13 million of environmental revenue bonds in 2006.

In the event of the bankruptcy of Marathon, $532 million related to this debt, the Fairfield Caster Lease and the coke battery lease at Clairton Works may be declared immediately due and payable.

Inventory Facility – U. S. Steel has a revolving credit facility that provides for borrowings of up to $600 million. The facility is secured by a lien on U. S. Steel’s domestic inventory and receivables (to the extent not sold under the Receivables Purchase Agreement – see Note 14). Interest on borrowings is calculated based on either LIBOR or the agent’s prime rate using spreads based on facility availability as defined in the agreement. Although there were no amounts drawn against this facility at December 31, 2006, availability was $598 million due to $2 million of letters of credit issued against the facility. This facility matures in October 2009.

Fairfield Caster Lease – U. S. Steel is the sublessee of a slab caster at Fairfield Works in Alabama. The sublease is accounted for as a capital lease. Marathon is the primary obligor under the lease. Under an agreement related to the Separation, U. S. Steel assumed and will discharge all obligations under this lease, which has a final maturity of 2012, subject to additional extensions.

Other capital leases and all other obligations – In the third quarter 2005, U. S. Steel amended the Electrolytic Galvanizing Line lease at its Great Lakes Works. U. S. Steel is the lessee of a coke battery at the Clairton Works in Pennsylvania.

USSK credit facilities – During the third quarter 2006, USSK’s €195 million revolving credit facility was paid in full and terminated.

USSK is the sole obligor on a €40 million (approximately $53 million at December 31, 2006) revolving credit facility that expires in December 2009. This facility replaced the $40 million facility that was set to expire in December 2006. The facility bears interest at the applicable inter-bank offer rate plus a margin. USSK is obligated to pay a commitment fee on undrawn amounts. At December 31, 2006 and 2005, there were no borrowings against this or the now expired facility.

USSK is the sole obligor on a revolving €20 million (approximately $26 million at December 31, 2006) credit facility that expires in December 2009. This facility replaced a $20 million facility that was set to expire in December 2006. This is a multi-use facility available for working capital financing and general corporate purposes as well as for overdraft borrowings and the issuance of letters of credit and bank guarantees. The facility bears interest at the applicable inter-bank offer rate plus a margin. USSK is obligated to pay a commitment fee on the undrawn portion of the facility. At December 31, 2006 the availability was approximately $21 million due to approximately $5 million of customs and other guarantees issued against this facility. At December 31, 2005, availability under the now expired facility was $16 million as a result of $4 million of customs guarantees issued against this facility.

USSB credit facility – On September 28, 2005, U. S. Steel Serbia, d.o.o., a wholly-owned subsidiary of USSB, entered into a €25 million (which approximated $33 and $30 million at December 31, 2006 and 2005, respectively) committed working capital facility secured by its inventory of semi-finished and finished goods. The facility can be used for working capital financing and general corporate purposes, as well as for overdraft borrowings and the issuance of letters of credit and bank guarantees. The facility bears interest at the applicable inter-bank offer rate plus a margin and expires in September 2008. At December 31, 2006, there were no borrowings against this facility.

Covenants – The 9 3/4% Senior Notes and the Inventory Facility may be declared immediately due and payable in the event of a change in control of U. S. Steel, as defined in the related agreements. In such event, U. S. Steel may also be required either to purchase the leased Fairfield Caster for $75 million or provide a letter of credit to secure the remaining obligation. Additionally, the 9 3/4% Senior Notes contain various other significant restrictions, the majority of which will not apply upon the attainment of an investment grade rating, including restrictions on the payment of dividends, limits on additional borrowings, including limiting the amount of borrowings secured by inventories or sales under the Receivables Purchase Agreement; limits on sale/leasebacks; limits on the use of funds from asset sales and sale of the stock of subsidiaries; and restrictions on U. S. Steel’s ability to invest in joint ventures or make certain acquisitions. The Inventory Facility imposes additional restrictions including limitations on capital expenditures and certain asset sales. The fixed charge coverage ratio test in the Inventory Facility is calculated as the ratio of operating cash flow to cash charges for the previous four consecutive quarters then ended as defined in the agreement of not less than 1.25 times. This coverage test must be met if the average availability, as defined in the agreement, is less than $100 million. If the Inventory Facility covenants are breached or if U. S. Steel fails to make payments under its material debt obligations or the Receivables Purchase Agreement, creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral. This may also cause a default under the 9 3/4% Senior Notes. Failure to make payment under our material debt obligations may cause a termination event to occur under the Receivables Purchase Agreement. If that occurs, the purchasers under the Receivables Purchase Agreement are entitled to collect all of U. S. Steel’s receivables until they are repaid and the holders of the 9 3/4% Senior Notes would be able to declare their obligations immediately due and payable. U. S. Steel was in compliance with all of its debt covenants at December 31, 2006.

Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2007	2008	2009	2010	2011	Later Years	Total
$ 82	$35	$16	$397	$434	$61	$1,025

14.	Variable Interest Entities

Clairton 1314B Partnership

U. S. Steel is the sole general partner and there are two unaffiliated limited partners of the Clairton 1314B Partnership (1314B Partnership), which owns two of the twelve coke batteries at Clairton Works. Because U. S. Steel is the primary beneficiary of this entity, U. S. Steel is required to consolidate this partnership in its financial results, in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” (FIN 46R). U. S. Steel is responsible for purchasing, operations and sales of coke and coke by-products. U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales fail to qualify for credits under Section 29 of the Internal Revenue Code. Furthermore, U. S. Steel, under certain circumstances, has indemnified the 1314B Partnership for environmental and certain other obligations. See Note 24 for further discussion of commitments related to the 1314B Partnership.

Upon the initial consolidation of the 1314B Partnership as of January 1, 2004, $28 million of current assets, $8 million of net property, plant and equipment, no liabilities and a minority interest of $22 million were included on the balance sheet. A $14 million cumulative effect of change in accounting principle benefit, net of tax, was recorded in the first quarter of 2004.

Distributions to the limited partners totaled $22 million and $33 million in 2006 and 2005, respectively.

Blackbird Acquisition Inc.

U. S. Steel consolidates Blackbird Acquisition Inc., (Blackbird), an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird. At December 31, 2006 and 2005, there were no property, plant and equipment balances consolidated through Blackbird.

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

During 2006 and 2005, USSR did not sell any accounts receivable. As of December 31, 2006 and 2005, $500 million was available to be sold under this facility. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We incurred costs of $1 million in 2006 and 2005 relating to fees on the Receivables Purchase Agreement. These costs are included in net interest and other financial costs in the statement of operations.

The table below summarizes cash flows from and paid to USSR:

(In millions)	2006	2005
Proceeds from:
Collections reinvested	$11,283	$10,283
Servicing fee	10	10

The table below summarizes the trade receivables for USSR:

(In millions)	2006	2005
Balance of accounts receivable-net, purchased by USSR	$862	$931
Revolving interest sold to conduits	-	-

Accounts receivable - net, included in the balance sheet of U. S. Steel	$862	$931

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations.

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. In accordance with a development agreement with DRB, U. S. Steel contributed a total of $7 million for development costs and received a total of $10 million in distributions as of December 31, 2006. DRB manages the development and marketing of the property. U. S. Steel consolidates DRB in accordance with the provisions of FIN 46R. During 2006 the consolidation of DRB increased income from operations by $8 million, which is partially offset by minority interests of $4 million.

Chicago Lakeside Development, LLC

In the third quarter 2006, Chicago Lakeside Development, LLC (CLD) was established to develop 275 acres of land that U. S. Steel owns in Chicago, Illinois. During the predevelopment phase of the project (expected to last approximately eighteen months), CLD will investigate the feasibility of the project and plan the development. U. S. Steel will contribute approximately 45 percent of the costs incurred during this phase. If CLD proceeds with the development, U. S. Steel will contribute its land to the entity for development. During 2006, U. S. Steel contributed $3 million to CLD. U. S. Steel consolidates CLD in accordance with the provisions of FIN 46R. During 2006 the consolidation of CLD increased cost of sales by $6 million, which is partially offset by minority interests of $3 million. At December 31, 2006, CLD had total assets and total liabilities and equity of less than $1 million.

15.	Pensions and Other Benefits

U. S. Steel has noncontributory defined benefit pension plans covering the majority of employees in the United States. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits are also provided to most domestic salaried employees based upon a percent of total career pensionable earnings. The main U. S. Steel defined benefit pension plan was closed to new participants in 2003.

Effective May 21, 2003, newly-hired union employees and union employees hired with the purchase of National receive pension benefits through the Steelworkers Pension Trust (SPT), a multi-employer pension plan, based upon an hourly company contribution. Since July 1, 2003 all newly-hired non-union salaried employees in the United States, including all those hired from National, receive pension benefits through a defined contribution plan whereby U. S. Steel contributes a certain annual percentage of salary based upon attained age each year.

U. S. Steel also has defined benefit retiree health care and life insurance plans (Other Benefits) covering most employees in the United States upon their retirement. Health care benefits are provided through comprehensive hospital, surgical, major medical and drug benefit provisions or through health maintenance organizations, both subject to various cost sharing features, and in many cases, an employer cap on total costs. Since 2003, most salaried employees in the United States are no longer covered by a company medicare benefit and for most, their pre-medicare company benefit has been modified to be paid from the retiree insurance plan rather than the pension plan. Life insurance benefits are provided to nonunion retiree beneficiaries primarily based on the employee’s annual base salary at retirement. For union retirees in the United States, life insurance benefits are provided primarily based on fixed amounts negotiated in union labor contracts.

Beginning in 2006, U. S. Steel concluded that annual payments to certain surviving spouses of union retirees over the remainder of their lives should be included in the calculation of the obligation for its retiree life insurance plan; in the past these payments were included as part of the main defined benefit pension plan. The current USW labor contract requires these payments only until the end of the contract term in 2008; however, since the payments have been provided under labor agreements in the past, in accordance with current accounting requirements, U. S. Steel assumes that these payments will continue for the lifetime of the surviving spouses in its liability development.

The majority of U. S. Steel’s European employees are covered by government-sponsored programs into which U. S. Steel makes required annual contributions. Also, U. S. Steel sponsors defined benefit plans for most European employees covering benefit payments due to employees upon their retirement, some of which are government mandated. These same employees receive service awards (“jubilee awards”) from U. S. Steel throughout their careers based on stipulated service and, in some cases, age and service requirements.

In September 2006, the FASB issued FAS 158. U. S. Steel adopted the recognition provisions of FAS 158 as of December 31, 2006, which require that the funded status of defined benefit pension and other benefit plans be fully recognized on the balance sheet. The adoption of FAS 158 had no effect on the recognition of pension related costs in the income statement. Overfunded plans are recognized as an asset and underfunded plans are recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status are recognized as changes to accumulated other comprehensive income (AOCI) in shareholder’s equity. FAS 158 also requires additional disclosures about the annual effects on net periodic benefit cost arising from the recognition of the deferred actuarial gains or losses and prior service costs or credits. Additional minimum pension liabilities (AMLs) and the related intangible assets, if any, are no longer required.

As of December 31, 2005, the actuarial measurement of the main defined benefit pension plan’s liabilities indicated that it was underfunded on an accumulated benefit obligation (ABO) basis and an AML was needed. This caused a non-cash charge to equity (net of tax) of $1,366 million in 2005. As of December 31, 2006 and prior to the adoption of FAS 158, the actuarial measurement indicated that the plan was overfunded and an AML was not required.

Several other smaller non-qualified plans are not funded and a pre-tax AML of $15 million was recognized at December 31, 2006 prior to the adoption of FAS 158. These same plans required a pre-tax AML of $19 million at December 31, 2005.

The following tables summarize the effects of adopting FAS 158 on individual benefit items within the consolidated balance sheet line items as of December 31, 2006:

Pensions:

(In millions)	Prior to AML and FAS 158 Adjustments	AML Adjustment	FAS 158 Adjustment	After AML and FAS 158 Adjustments
Prepaid pensions/ (Accrued liability)	$(171)	$2,490	$(1,989)	$330
Intangible pension asset	252	(252)	-	-
Payroll and benefits payable	(7)	-	-	(7)
Employee benefits	(93)	5	(25)	(113)
Deferred income tax benefits	$881	$(875)	$763	$769
Accumulated other comprehensive loss	1,377	(1,368)	1,251	1,260
(AOCI, pre-tax)	2,258	(2,243)	2,014	2,029

Other Benefits:

(In millions)	Prior to FAS 158 Adjustments	FAS 158 Adjustment	After FAS 158 Adjustments
Payroll and benefits payable	$(270)	$-	$(270)
Employee benefits	(1,448)	(489)	(1,937)
Deferred income tax benefits	$-	$186	$186
Accumulated other comprehensive loss	-	303	303
(AOCI, pre-tax)	-	489	489

U. S. Steel uses a December 31 measurement date for its plans, and may have an interim measurement date if significant events occur. Below are details relating to Pension Benefits and Other Benefits.

	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Change in benefit obligations
Benefit obligations at January 1	$7,784	$7,935	$2,811	$2,730
Service cost	98	95	14	12
Interest cost	407	430	148	150
Plan amendments	(103)	1	105	13
Actuarial (gains) losses	(120)	185	64	152
Exchange rate (gain) loss	5	(3)	-	-
Settlements, curtailments and termination benefits	(1)	14	-	-
Benefits paid	(764)	(873)	(275)	(246)

Benefit obligations at December 31	$7,306	$7,784	$2,867	$2,811
Change in plan assets
Fair value of plan at January 1	$7,178	$7,554	$532	$466
Actual return on plan assets	951	349	71	12
Employer contributions	140	130	80	82
Settlements paid from plan assets	-	(3)	-	-
Benefits paid from plan assets	(753)	(852)	(23)	(28)

Fair value of plan assets at December 31	$7,516	$7,178	$660	$532
Funded status of plans at December 31	$210	$(606)	$(2,207)	$(2,279)

Unrecognized prior service cost		252		(432)
Unrecognized actuarial losses		2,608		771

Net amount recognized		$2,254		$(1,940)

Amounts recognized in accumulated other comprehensive income:	Pension Benefits	Other Benefits
(In millions)	2006	2006
Prior service cost	$86	$(281)
Actuarial losses	1,943	770

As of December 31, 2006 and 2005, the following amounts were recognized in the balance sheet:

	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Noncurrent assets	$330	$251	$-	$-
Current liabilities	(7)	(137)	(270)	(223)
Noncurrent liabilities	(113)	(118)	(1,937)	(1,715)
Accumulated other comprehensive loss(a)	2,029	2,258	489	-

Net amount recognized	$2,239	$2,254	$(1,718)	$(1,938)
(a)	Accumulated other comprehensive loss effects for the adoption of FAS 158 and minimum pension liability adjustments at December 31, 2006 and minimum pension liability adjustments at December 31, 2005, respectively, are reflected net of tax of $955 million and $881 million respectively, on the Statement of Stockholder’s Equity.

The ABO for all defined benefit pension plans was $6,937 million and $7,429 million at December 31, 2006 and 2005, respectively.

	December 31,
(In millions)	2006	2005
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(94)	$(7,429)
Aggregate projected benefit obligations (PBO)	(120)	(7,784)
Aggregate fair value of plan assets	-	7,178

The aggregate ABO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the balance sheet.

Following are the details of net periodic benefit costs related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$98	$95	$94	$14	$12	$12
Interest cost	407	430	459	148	150	153
Expected return on plan assets	(558)	(548)	(570)	(44)	(36)	(35)
Amortization - prior service costs	62	95	95	(45)	(46)	(44)
- actuarial losses	153	158	128	37	29	20

Net periodic benefit cost, excluding below	162	230	206	110	109	106
Multiemployer plans(a)	28	27	26	-	-	-
Settlement, termination and curtailment losses	12	23	22	-	-	-

Net periodic benefit cost	$202	$280	$254	$110	$109	$106
(a)	Primarily represents pension accruals for the SPT covering USW employees hired from National and new USW employees hired after May 21, 2003.

Net periodic benefit cost for pensions and other benefits is projected to be $113 million and $124 million, respectively, in 2007. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

	Pension Benefits 2007	Other Benefits 2007
(In millions)
Amortization of actuarial loss	$24	$(34)
Amortization of prior service cost	127	40

Total recognized from other comprehensive income	$151	$6

Assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Weighted-average actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	5.50%	5.75%	5.50%
Increase in compensation rate	4.00%	4.00%	4.00%	4.00%

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Weighted-average actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected annual return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Increase in compensation rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

The discount rate reflects the current rate at which the pension and other benefit liabilities could be effectively settled at the measurement date. In setting these rates, we utilize several Merrill Lynch Average AAA/AA Corporate Bond indices and both the 30-year and the 10-year U. S. Treasury bond rates as a preliminary indication of interest rate movements and levels, and we also look to an internally calculated rate determined by matching our expected benefit payments to payments from a stream of AA or higher rated zero coupon corporate bonds theoretically available in the marketplace. Based on this evaluation at December 31, 2006, U. S. Steel raised the discount rate used to measure both Pension and Other Benefits obligations from 5.50 percent to 5.75 percent. During 2004, two small non-qualified pension plans were measured at an interim date of October 31, 2004, due to the retirement of several executives and the extension of the Transition Assistance Program (TAP) early retirement program to members of the Chemical Workers Union.

Assumed health care cost trend rates at December 31:	2006	2005
Health care cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	4.75%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates no longer have a significant effect on the majority of the liabilities reported for our health care plans, other than the benefit plan offered to retired mineworkers. A cost cap that was negotiated in 2003 with the USW freezes retiree medical costs for USW retirees after the 2006 base year other than the escalation applicable to the 15 percent basic premium charged to retirees, which the company is obligated to pay when certain profit levels are met. Most benefits for non-union retirees are limited to flat dollar payments that are not affected by escalation. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest components	$10	$(8)
Effect on other postretirement benefit obligations	152	(129)

Plan Assets

U. S. Steel’s Pension Benefits weighted-average asset allocations by asset category are as follows:

	December 31, 2006		December 31, 2005
(In millions)	Assets	Percent	Assets	Percent
Asset Category:
Domestic equity securities	$3,997	53%	$3,911	55%
Foreign equity securities	933	13%	698	10%
Short-term investments	250	3%	211	3%
Debt securities	2,096	28%	2,183	30%
Properties	134	2%	145	2%
Other	106	1%	30	0%

Total	$7,516	100%	$7,178	100%

U. S. Steel’s Other Benefits weighted-average asset allocations by asset category are as follows:

	December 31, 2006		December 31, 2005
(In millions)	Assets	Percent	Assets	Percent
Asset Category:
Domestic equity securities	$446	68%	$306	58%
Foreign equity securities	27	4%	18	3%
Short-term investments	42	6%	122	23%
Debt securities	125	19%	69	13%
Other	20	3%	17	3%

Total	$660	100%	$532	100%

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

Cash Flows

Employer Contributions – As of December 31, 2006, U. S. Steel’s Board of Directors had authorized additional contributions to U. S. Steel’s trusts for pensions and health care of up to $300 million by the end of 2008. In 2006, U. S. Steel made a voluntary contribution of $140 million to its main defined benefit pension plan, cash payments of $22 million to pension plans not funded by trusts and $29 million to a multiemployer pension plan. In 2005, U. S. Steel made a voluntary $130 million contribution to its main defined benefit pension plan, cash payments of $24 million to pension plans not funded by trusts and $28 million to a multiemployer pension plan. Cash payments for multiemployer plans in each period discussed above primarily reflect payments to the SPT.

U. S. Steel made an $80 million cash contribution to its trusts for retiree health care and life insurance in 2006. In addition, cash payments totaling $252 million were made for other postretirement benefit payments not funded by trusts. In 2005, U. S. Steel made cash contributions of $82 million to its trusts for retiree health and life insurance. Cash payments totaling $213 million were made for other postretirement benefit payments not funded by trusts.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2007	$745	$290
2008	655	280
2009	650	255
2010	640	255
2011	645	250
Years 2012 - 2016	3,170	1,060

Settlements, terminations and curtailments

During the third quarter of 2006, approximately 1,800 USSB employees (or 23 percent of the workforce) accepted a severance or voluntary early retirement plan (VERP). Employee severance and net employee benefit charges of $21 million (including the $12 million in settlement, termination and curtailment losses reflected in the net periodic benefit costs table above) were recorded for these employees. Of this expense, $4 million was recorded in selling, general and administrative expenses and $17 million in cost of sales. As of December 31, 2006 over 1,700 employees had left the Company and $22 million of cash payments had been made. The remaining employees are expected to leave the Company in the first quarter 2007.

During 2005, a VERP was offered to certain employees of USSK and special termination benefit charges of $20 million were recorded for those employees who accepted the offer during 2005. Of this expense, $18 million was recorded in selling, general and administrative expenses and $2 million in cost of sales.

Selling, general and administrative expenses for 2004 included a pretax settlement loss of $17 million related to the retirement of certain executive management employees under a non-qualified defined benefit plan, and pretax termination and curtailment losses of $5 million related to the partial termination of a small Canadian pension plan.

Defined contribution plans

U. S. Steel also contributes to several defined contribution plans for its salaried employees. Since July 1, 2003, all newly hired non-union salaried employees in the United States receive pension benefits through a defined contribution pension plan with defined percentages based on their age, for which company contributions totaled $6 million, $5 million and $4 million in 2006, 2005 and 2004, respectively. U. S. Steel’s contributions to salaried employees’ defined contribution savings fund plans, which for the most part are based on a percentage of the employees’ salary depending on years of service, totaled $15 million in 2006, $13 million in 2005 and $14 million in 2004, respectively. Most union employees are eligible to participate in a defined contribution savings fund plan where there is no company match on savings. U. S. Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans. U. S. Steel’s costs under these defined contribution plans totaled less than $1 million in each of 2006, 2005 and 2004.

Coal Act changes

The Coal Industry Retiree Health Benefit Act of 1992 (“the Coal Act”) assigned a tax-like obligation to U. S. Steel for the postretirement medical and death benefit obligations of former United Mine Workers of America (UMWA) miners, including many who may have worked for the Company at one point prior to 1987 and some who are considered orphans of the mining industry since the coal companies they retired from are no longer in existence. The Company’s obligation under the Coal Act is considered part of Other Benefits for accounting purposes and is part of the obligation shown that was subject to the FAS 158 changes that required that the total liability, including amounts that were previously permitted to be deferred, be recorded on the balance sheet as of December 31, 2006. The differences between the total liability and the amounts previously accrued are now recognized in accumulated other comprehensive income. The total liability as of December 31, 2006, recognizes new legislation effective in December 2006 that amended the Coal Act, provided alternative funding mechanisms for the plans covered by the Coal Act, and reduced the exposure to orphan miner and other beneficiary costs for signatories assigned by the Coal Act. As a result of this amendment, U.S. Steel recognized a reduction of $44 million to its accumulated post retirement benefit obligation (APBO) projected under the Coal Act.

Other postemployment benefits

The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the provisions of Financial Accounting Standards Board Statement No. 112, “Employers’ Accounting for Postemployment Benefits,” have historically been treated as accrued benefit obligations, similar to the accounting treatment provided for pensions and other benefits. Effective with the adoption of FAS 158 at December 31, 2006, these obligations are directly recorded on the balance sheet. A $35 million credit, which is the difference between the accrued and actual APBO obligations as of December 31, 2006, is included as part of accumulated other comprehensive income. APBO obligations recorded at December 31, 2006, total $138 million for these benefits as compared to $151 million at December 31, 2005. Obligation amounts were developed assuming a discount rate of 5.75% and 5.50% at December 31, 2006 and 2005, respectively. Net periodic benefit cost for these benefits is projected to be $12 million in 2007 compared to $12 million in 2006 and 2005, respectively. The projected cost in 2007 includes $5 million in unrecognized actuarial gains that will be recorded against all other comprehensive income.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

Estimated actuarial savings related to the Medicare Act stemming from participant withdrawals from the Company drug plan by USW medicare retirees and the associated impacts on premium rates were approximately $267 million as of December 31, 2006, which is reflected as a reduction to the reported APBO for Other Benefits noted above. Participant withdrawals from the company’s optional drug program started to occur in 2006 as some participants sought more affordable drug coverage under Medicare Part D benefits. However, there were fewer than expected participant withdrawals during the first year and projected participant withdrawal rates were reduced at December 31, 2006 to reflect a lower than initially expected withdrawal of participants into the Medicare Part D program during the period 2007 through 2009. Also, a cost cap on drug and other medical costs that took effect in 2006 under provisions of the USW Basic Labor Agreement (BLA) froze all company costs at a fixed per capita rate for 2007 and subsequent years. However, 15 percent of the basic hospital and physician services’ costs, otherwise part of the retirees’ premium rate responsibility, is recognized as Company cost due to provisions of the BLA known as the Profit Offset, whereby a percentage of U. S. Steel profits in excess of a threshold is earmarked to cover certain retiree basic premiums. Since the cost cap is expected to cause increasingly higher premiums for retirees in each subsequent year, the higher premiums are expected to accelerate the participant withdrawal rates in 2007 and later years. The Company and certain retirees also benefit from the Medicare Part D drug subsidies available under the Medicare Act. The Company anticipates a benefit of approximately $73 million at December 31, 2006, and this is included as a reduction to the reported APBO for Other Benefits noted above.

There may be further assumption changes relative to participant withdrawal rates in future years, which could occur at a faster or slower pace than has been assumed, and the estimated savings could be greater or less than the savings identified currently. Additional impacts stemming from the Medicare Act on smaller retiree populations are not significant to the Company’s retiree insurance liabilities, although it is not clear what benefit will be forthcoming from populations not directly controlled by U. S. Steel under the Coal Act of 1992, but which are measured as company APBO liabilities under Other Benefits.

Pension Protection Act

Passed into law in August 2006, the Pension Protection Act prescribes a new methodology for calculating the minimum amount companies must contribute to their defined benefit pension plans beginning in 2008. While U.S. Steel continues to study various aspects of the legislation, preliminary estimates are that we will not be required to make annual cash contributions for the first several years. To mitigate potentially larger minimum funding requirements over the longer term under the new funding rules, U. S. Steel anticipates making a voluntary contribution of $140 million to the main domestic defined benefit pension plan in 2007. U. S. Steel may also make voluntary contributions of similar amounts in future periods, consistent with our long term funding goals, considered in light of the new minimum funding rules. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial market, the elective use or disavowal of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years.

16.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2006 and 2005:

	December 31,
(In millions)	2006	2005
Balance at beginning of year	$27	$28
Additional obligations incurred	-	1
Foreign currency translation effects	3	(5)
Accretion expense	3	3

Balance at end of year	$33	$27

Certain AROs related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate fair value.

17.	Common Stock Repurchase Program, Common Stock and Preferred Share Issuance

In July 2005, U. S. Steel commenced its Common Stock Repurchase Program that allows for the repurchase of its common stock from time to time in the open market or privately negotiated transactions. During 2006 and 2005, U. S. Steel repurchased 7,247,600 and 5,820,000 shares of common stock for $442 million and $254 million, respectively, under this program. As of December 31, 2006, the repurchase of an additional 7,651,200 shares has been authorized.

In March 2004, U. S. Steel sold 8 million shares of its common stock in a public offering for net proceeds of $294 million. Proceeds from this offering were used to redeem a portion of the 9 3/4% Senior Notes and the 10 3/4% Senior Notes.

In February 2003, U. S. Steel sold 5 million shares of 7% Series B Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Series B Preferred) for net proceeds of $242 million. The Series B Preferred had a dividend yield of 7 percent, a 20 percent conversion premium (for an equivalent conversion price of $15.66 per common share) and were converted into approximately 16 million shares of U. S. Steel common stock on June 15, 2006. During 2006 and 2005, preferred stock dividends reduced retained earnings by $8 and $18 million, respectively. During 2004, preferred stock dividends of $18 million reduced the paid-in-capital of the Series B Preferred by $10 million and also reduced retained earnings by $8 million.

18.	Stockholder Rights Plan

Effective December 31, 2001, U. S. Steel adopted a Stockholder Rights Plan and declared a dividend distribution of one right for each share of common stock issued pursuant to the Plan of Reorganization in connection with the Separation. Each right becomes exercisable, at a price of $110, after any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for 15 percent or more of the outstanding voting power represented by the outstanding Voting Stock, except pursuant to a qualifying all-cash tender offer for all outstanding shares of Voting Stock which results in the offeror owning shares of Voting Stock representing a majority of the voting power (other than Voting Stock beneficially owned by the offeror immediately prior to the offer). If the rights become exercisable, each right will entitle the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Preferred Stock or, upon the acquisition by any person of 15 percent or more of the outstanding voting power represented by the outstanding Voting Stock (or, in certain circumstances, other property), common stock having a market value of twice the exercise price. After a person or group acquires 15 percent or more of the outstanding voting power, if U. S. Steel engages in a merger or other business combination where it is not the surviving corporation or where it is the surviving corporation and the Voting Stock is changed or exchanged, or if 50 percent or more of U. S. Steel’s assets, earnings power or cash flow are sold or transferred, each right will entitle the holder to purchase common stock of the acquiring entity having a market value of twice the exercise price. The rights and the exercise price are subject to adjustment. The rights will expire on December 31, 2011, unless such date is extended or the rights are earlier redeemed by U. S. Steel before they become exercisable. Under certain circumstances, the Board of Directors has the option to exchange one share of the respective class of Voting Stock for each exercisable right.

19.	Fair Value of Financial Instruments

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 21, by individual balance sheet account. U. S. Steel’s financial instruments at December 31, 2006 and 2005, were:

	December 31, 2006		December 31, 2005
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Cash and cash equivalents	$1,422	$1,422	$1,479	$1,479
Receivables	1,681	1,681	1,520	1,520
Receivables from related parties	123	123	93	93
Investments and long-term receivables(a)	28	28	18	18

Total financial assets	$3,254	$3,254	$3,110	$3,110
Financial liabilities:
Accounts payable	$1,320	$1,320	$1,323	$1,323
Accounts payable to related parties	59	59	48	48
Accrued interest	31	31	31	31
Debt(b)	949	906	1,568	1,476

Total financial liabilities	$2,359	$2,316	$2,970	$2,878
(a)	Excludes equity method investments and split dollar life insurance.
(b)	Excludes capital lease obligations.

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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees, see Note 24.

20.	Supplemental Cash Flow Information

(In millions)	2006	2005	2004
Net cash provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(162)	$(107)	$(203)
Income taxes paid to taxing authorities	(277)	(291)	(38)
Income tax settlements received from Marathon	34	7	3
Noncash investing and financing activities:
U. S. Steel common stock issued for employee stock plans	$23	$1	$13
Assets acquired through capital leases	-	20	3

21.	Derivative Instruments

The following table sets forth quantitative information by class of derivative instrument at December 31, 2006 and 2005:

(In millions)	Fair Value Assets(a)	Carrying Amount Assets
Non-Hedge Designation:
OTC forward currency contract:(b)
December 31, 2006	$4	$4
December 31, 2005	1	1
(a)	The fair value amounts are based on exchange-traded prices and dealer quotes.
(b)	The arrangements vary in duration.

22.	Transactions with Related Parties

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, raw materials, transportation services and fees for providing various management and other support services to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Sales and service transactions with equity investees were $936 million, $896 million and $1,003 million in 2006, 2005 and 2004, respectively. Net sales to related parties and receivables from related parties also include amounts related to the sale of materials, primarily coke by-products, to Marathon and amounted to $2 million, $35 million and $36 million in 2006, 2005 and 2004, respectively. (Marathon is not considered a related party after January 31, 2006.) Sales to related parties were conducted under terms comparable to those with unrelated parties. Receivables from related parties also include receivables related to tax settlements with Marathon (see Note 9) amounting to $13 million and $4 million at December 31, 2006 and 2005, respectively.

Long-term receivables from related parties at December 31, 2006 and 2005 reflect amounts due from Marathon related to contractual reimbursements for the retirement of participants in the non-qualified employee benefit plans. The amounts related to employee benefits will be paid by Marathon as participants retire.

Purchases from equity investees for outside processing services amounted to $38 million, $32 million and $38 million during 2006, 2005 and 2004, respectively. Purchases from Marathon for energy related products amounted to $2 million, $31 million and $30 million during 2006, 2005 and 2004, respectively. (Marathon is not considered a related party after January 31, 2006.)

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) under an agreement whereby U. S. Steel provides marketing, selling and customer service functions, including invoicing and receivables collection, for PRO-TEC. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. Payables to PRO-TEC under the agreement were $57 million and $47 million at December 31, 2006 and 2005, respectively. Payables to equity investees totaled $2 million and $1 million at December 31, 2006 and 2005, respectively.

23.	Leases

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Leases	Operating Leases
2007	$41	$75
2008	21	51
2009	21	34
2010	21	28
2011	21	25
Later years	20	89
Sublease rentals	-	(32)

Total minimum lease payments	145	$270

Less imputed interest costs	28

Present value of net minimum lease payments included in long-term debt (see Note 13)	$117

Operating lease rental expense:

(In millions)	2006	2005	2004
Minimum rentals	$132	$131	$161
Contingent rentals	11	17	17
Sublease rentals	(9)	(11)	(25)

Net rental expense	$134	$137	$153

U. S. Steel leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. See discussion of residual value guarantees in Note 24. Contingent rental payments are determined based on operating lease agreements that include floating rental charges that are directly associated to variable operating components.

24.	Contingencies and Commitments

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

Asbestos matters – As of December 31, 2006, U. S. Steel was a defendant in approximately 300 active cases involving approximately 3,700 plaintiffs. At December 31, 2005, U. S. Steel was a defendant in approximately 500 active cases involving approximately 8,400 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). More than 3,400, or approximately 92 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During 2006, U. S. Steel paid approximately $8 million in settlements. These settlements, along with review of case docket information for certain states, and voluntary and involuntary dismissals, resulted in the disposition of approximately 5,150 claims. New case filings added approximately 450 claims. During 2005, U. S. Steel paid approximately $11 million in settlements. These settlements, along with review of case docket information for certain states, and voluntary and involuntary dismissals, resulted in the disposition of approximately 3,800 claims. New case filings added approximately 1,200 claims.

Historically, these claims against U. S. Steel fall into three major groups: (1) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel; (2) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); and (3) claims made by industrial workers allegedly exposed to products formerly manufactured by U. S. Steel. While U. S. Steel has excess casualty insurance, these policies have multi-million dollar self-insured retentions. To date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims.

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 120 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

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

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition. Among the factors considered in reaching this conclusion are: (1) that

U. S. Steel has been subject to a total of approximately 34,000 asbestos claims over the past 15 years that have been administratively dismissed or are inactive due to the failure of the plaintiffs to present any medical evidence supporting their claims; (2) that over the last several years, the total number of pending claims has generally declined; (3) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (4) U. S. Steel’s history of trial outcomes, settlements and dismissals.

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities totaled $140 million at December 31, 2006, of which $18 million was classified as current, and $137 million at December 31, 2005, of which $18 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $20 million, $41 million and $27 million for the years ended December 31, 2006, 2005 and 2004, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 25 percent.

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

Projects with Ongoing Study and Scope Development – There are seven environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs, including two at Fairfield Works, one at Lorain Tubular, and one at the Fairless Plant, a possible remediation of the West Grand Calumet Lagoon at Gary Works, a voluntary remediation at the former steel making plant at Joliet, Illinois, and one state Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) program at the Duluth St. Louis Estuary and Upland Project. As of December 31, 2006, accrued liabilities for these projects totaled $4 million for the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects may prove insignificant or could range in the aggregate up to $30 million. It is anticipated that the scope of one of the Fairfield Works RCRA projects and the possible Gary Works West Grand Calumet Lagoon Project will become defined during 2007 and may be removed from this category. The scope of the Duluth project, depending on agency negotiations, could also become defined in 2007.

Significant Projects with Defined Scope—As of December 31, 2006, a total of $62 million was accrued for other projects at or related to Gary Works, as well as the Municipal Industrial & Disposal Company (MIDC) CERCLA site in Elizabeth, PA, where the scope of the work required is well developed. These Gary Works projects include the other RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site. These RCRA program projects are in the final study stage and data currently indicates that any further required remediation, beyond that which has been accrued, should not be material. The NRD claims have been resolved by final settlement orders and payment schedules are determined. The Grand Calumet River and the related CAMU project are essentially complete, except for currently accrued liabilities for costs associated with additional dredging, CAMU maintenance and wastewater treatment. A Closure Permit application has been submitted for the hazardous waste sites, that also addresses the one solid waste site, and there has been no meaningful agency action on the application. Investigation and studies have been completed for the MIDC project as well as 90 percent of the remedial design. U. S. Steel does not expect any material additional costs related to these projects.

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including for the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the project, has commenced the development of work plans that are necessary to begin field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel had an accrued liability of $24 million as of December 31, 2006 for its share of the remaining costs of remediation and does not expect additional costs to be material.

Other Projects – There are four other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2006 was $12 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at December 31, 2006 was $11 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $17 million at December 31, 2006 and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2006, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2006 and 2005 such capital expenditures totaled $76 million and $133 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

Kyoto Protocol and CO2 Emissions – While the United States has not ratified the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC) establishes its own CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan (NAP I) for Slovakia that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Slovak Ministry of the Environment (Ministry) imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. USSK is purchasing CO2 allowances needed to cover its anticipated shortfall for the NAP l allocation period (2005 through 2007). Based on the value of purchased credits and current market value of CO2 allowances remaining to be purchased for the anticipated shortfall related to production through December 31, 2007, a long-term other liability of $7 million was recognized on the balance sheet as of December 31, 2006. At December 31, 2005, the long-term liability was $4 million. Recently Slovakia finished preparation of its proposed national allocation plan for the second CO2 trading period, 2008—2012 (NAP II). On November 29, 2006, the EC issued a decision that Slovakia would be granted 25 percent fewer CO2 allowances than were requested in Slovakia’s NAP II. Both Slovakia and USSK have filed legal actions against the EC to challenge this decision. The Ministry has not yet made allocation of Slovakia’s CO2 allowances to companies within Slovakia for the NAP II period.

While ratification of the Kyoto Protocol in the United States has not occurred, there remains the possibility that limitations on greenhouse gases may be imposed. The impact on U. S. Steel’s domestic operations cannot be estimated at this time.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $140 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – The guarantee of the liabilities of an unconsolidated entity of U. S. Steel totaled $2 million at December 31, 2006. In the event that any default related to the guaranteed liabilities occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

Contingencies related to the Separation from Marathon – In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $37 million as of December 31, 2006 may be declared immediately due and payable.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $25 million at December 31, 2006). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

Mining sale – U. S. Steel remains secondarily liable in the event that the purchaser triggers a withdrawal before June 30, 2008, from the multiemployer pension plan that covers employees of our former coal mining business. A withdrawal is triggered when annual contributions to the plan are substantially less than contributions made in prior years. The maximum exposure for the fee that could be assessed upon a withdrawal is $79 million. U. S. Steel has recorded a liability equal to the estimated fair value of this potential exposure. U. S. Steel has agreed to indemnify the purchaser for certain environmental matters, which are included in the environmental matters discussion.

1314B Partnership – See description of the partnership in Note 14. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at December 31, 2006, including interest and tax gross-up, is approximately $680 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental and certain other obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $124 million as of December 31, 2006, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At December 31, 2006, U. S. Steel’s contract commitments to acquire property, plant and equipment totaled $186 million.

USSK had a commitment to the Slovak government for a capital improvements program of $700 million, subject to certain conditions, over a period commencing with the acquisition date of November 24, 2000, and ending on December 31, 2010. USSK fulfilled the spending commitment with the Slovak government in the second quarter 2006.

USSB agreed to the following commitments with the Serbian government in connection with its acquisition on September 12, 2003: (i) spending during the first five years for working capital, the repair, rehabilitation, improvement, modification and upgrade of facilities and community support and economic development of up to $157 million, subject to certain conditions; (ii) a stable employment policy for the first three years, excluding natural attrition and terminations for cause; and (iii) an agreement not to sell, transfer or assign a controlling interest in USSB to any third party without government consent for a period of five years. USSB fulfilled all spending commitments in the third quarter 2006, except for spending on economic development, which has a remaining commitment of less than $1 million.

U. S. Steel is party to a take-or-pay arrangement that expires in 2008. Under this arrangement, U. S. Steel is required to accept pulverized coal each month or pay a minimum monthly charge of approximately $2 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $60 million as of December 31, 2006, which declines over the duration of the agreement, may be required.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2006				2005
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Net sales	$3,774	$4,106	$4,107	$3,728	$3,470	$3,200	$3,582	$3,787

Segment income from operations:
Flat-rolled	31	230	212	127	36	41	190	335
USSE	182	219	188	125	112	21	149	220
Tubular	144	164	146	177	149	124	133	122

Total reportable segments	357	613	546	429	297	186	472	677
Other Businesses	57	39	33	-	16	21	23	(17)
Items not allocated to segments	(73)	(91)	(65)	(60)	(91)	(59)	(74)	(12)

Total income from operations	341	561	514	369	222	148	421	648
Net income	297	417	404	256	109	93	249	459
Common stock data

Net income per share
- Basic	$2.51	$3.44	$3.60	$2.31	$0.94	$0.77	$2.14	$3.98
- Diluted	$2.50	$3.42	$3.22	$2.04	$0.85	$0.71	$1.91	$3.51
Dividends paid per share	$0.20	$0.15	$0.15	$0.10	$0.10	$0.10	$0.10	$0.08
Price range of common stock
- Low	$54.18	$53.63	$56.15	$48.05	$33.59	$34.09	$34.05	$45.20
- High	$79.01	$70.66	$77.77	$64.47	$51.45	$45.95	$52.12	$63.90

SUPPLEMENTARY INFORMATION ON MINERAL RESERVES OTHER THAN OIL AND GAS

(Unaudited)

Mineral Reserves

U. S. Steel operates two surface iron ore mining complexes in Minnesota consisting of the Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant. The Keetac Mine and Pellet Plant were part of the acquisition of substantially all of the integrated steel making assets of National Steel Corporation.

The following table provides a summary of our reserves and minerals production by mining complex:

	Proven and Probable Reserves As of December 31, 2006			Production
(Millions of short tons)	Owned	Leased	Total	2006	2005	2004
Iron ore pellets:
Minntac Mine and Pellet Plant	148	477	625	16.3	16.5	16.9
Keetac Mine and Pellet Plant	7	154	161	5.8	5.8	6.0

Total	155	631	786	22.1	22.3	22.9

Iron Ore Reserves

Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. The estimate of proven and probable reserves is of recoverable tons. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Neither inferred reserves nor resources that exist in addition to proven and probable reserves were included in these figures. At December 31, 2006, all 786 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its two operating mines and are of blast furnace pellet grade.

U. S. Steel estimates its iron ore reserves using physical inspections, sampling, laboratory testing, 3-D computer models, economic pit analysis and fully-developed pit designs for its two operating mines. These estimates are reviewed and reassessed from time to time. The most recent such review was conducted in 2005 and led U. S. Steel to reduce its determination of proven and probable reserves mainly due to excluding areas where sampling and measurement did not meet its new 600-foot drill spacing standard, based on updated geostatistical studies.

FIVE-YEAR OPERATING SUMMARY

(Thousands of tons, unless otherwise noted)	2006	2005	2004	2003	2002
Raw Steel Production
Gary, IN	5,947	5,009	6,446	6,506	6,669
Mon Valley, PA	2,579	2,708	2,798	2,657	2,649
Fairfield, AL	2,225	2,083	2,324	2,156	2,217
Great Lakes, MI(a)	3,136	3,002	3,153	1,921	-
Granite City, IL(a)	2,468	2,541	2,545	1,674	-

Total Domestic facilities	16,355	15,343	17,266	14,914	11,535
USSK	5,205	4,547	4,532	4,691	4,394
USSB(b)	1,857	1,336	1,153	146	-

Total	23,417	21,226	22,951	19,751	15,929

Raw Steel Capability
Domestic(c)	19,400	19,400	19,400	16,887	12,800
USSE(b)	7,400	7,400	7,400	5,737	5,000

Total	26,800	26,800	26,800	22,624	17,800

Production as % of total capability:
Domestic	84.3	79.1	89.0	88.3	90.1
USSE	95.4	79.5	76.8	84.3	87.9

Coke Production(d)
Domestic(c)	5,813	6,092	6,644	5,433	5,104
USSE	1,702	1,696	1,731	1,731	1,653

Total	7,515	7,788	8,375	7,164	6,757

Iron Ore Pellet Production
Total	22,062	22,282	22,884	18,608	16,398

Steel Shipments by Product - Domestic Facilities (c)(e)
Sheets	12,757	11,779	14,037	11,782	8,594
Tin mill products	1,318	1,388	1,443	1,105	822
Tubular	1,191	1,156	1,092	882	773
Semi-finished and plate(f)	105	129	155	630	484

Total	15,371	14,452	16,727	14,399	10,673

Total as % of domestic steel industry	14.1	14.0	14.9	13.6	10.8

Steel Shipments by Product - USSE(b)(e)
Sheets	4,277	3,748	3,783	3,381	2,757
Tin mill products	587	561	510	320	195
Tubular	150	140	158	145	137
Semi-finished and plate	1,247	762	589	1,003	912

Total	6,261	5,211	5,040	4,849	4,001

Steel Shipments - Total	21,632	19,663	21,767	19,248	14,674

(a)	These facilities were acquired on May 20, 2003, as part of the acquisition of National.
(b)	Includes the operations of USSB following the acquisition on September 12, 2003.
(c)	Includes the operations of National following the acquisition on May 20, 2003.
(d)	Includes the consolidation of Clairton 1314B Partnership, LLP as of January 1, 2004.
(e)	Does not include shipments by joint ventures and other equity investees of U. S. Steel.
(f)	In November 2003, U. S. Steel disposed of the Gary Works plate mill.

FIVE-YEAR OPERATING SUMMARY (Continued)

(Thousands of net tons, unless otherwise noted)	2006	2005	2004	2003	2002
Steel Shipments by Market - Domestic Facilities(a)(b)
Steel service centers	3,242	3,176	4,276	4,174	2,673
Further conversion:
Joint ventures	1,808	1,744	2,017	1,728	1,550
Trade customers	1,821	1,639	1,953	1,576	1,311
Transportation (including automotive)	2,518	2,451	2,559	2,153	1,222
Construction and construction products	1,263	1,079	1,774	1,309	880
Containers	1,317	1,297	1,361	1,092	863
Appliances & electrical equipment	1,198	1,031	829	726	680
Oil, gas and petrochemicals	1,073	1,055	987	724	647
Export	743	609	627	613	501
All other	388	371	344	304	346

Total	15,371	14,452	16,727	14,399	10,673

Steel Shipments by Market - USSE(a)(c)
Steel service centers	1,367	807	1,050	797	613
Further conversion:
Joint ventures	-	-	-	12	20
Trade customers	1,267	1,302	1,060	1,293	1,056
Transportation (including automotive)	439	372	314	359	263
Construction and construction products	1,526	1,109	1,090	1,226	1,068
Containers	566	531	456	359	289
Appliances & electrical equipment	512	402	328	224	176
Oil, gas and petrochemicals	41	33	40	40	32
All other	543	655	702	539	484

Total	6,261	5,211	5,040	4,849	4,001

Average Steel Price Per Ton
Flat-rolled	$634	$617	$574	$422	$410
Tubular	1,499	1,326	863	630	651
USSE	608	610	529	358	276
(a)	Does not include shipments by joint ventures and other equity investees.
(b)	Includes the operations of National following the acquisition on May 20, 2003.
(c)	Includes the operations of USSB following the acquisition on September 12, 2003.

FIVE-YEAR FINANCIAL SUMMARY

(Dollars in millions, except per share amounts)	2006	2005	2004	2003(a)		2002
Net sales by segment:
Flat-rolled(b)	$10,042	$9,254	$10,064	$6,614		$4,842
USSE	3,977	3,346	2,839	1,828		1,179
Tubular	1,798	1,546	941	573		517
Straightline(c)	-	-	-	138		73
Other Businesses	1,378	1,204	1,128	1,039		1,130

Total reportable segments	17,195	15,350	14,972	10,192		7,741
Intersegment sales	(1,480)	(1,311)	(997)	(864)		(792)

Total	$15,715	$14,039	$13,975	$9,328		$6,949

Segment income (loss):
Flat-rolled(b)	$600	$602	$1,185	$(54)		$(84)
USSE	714	502	439	214		105
Tubular	631	528	197	(25)		(6)
Straightline(c)	-	-	-	(70)		(45)

Total reportable segments	1,945	1,632	1,821	65		(30)
Other Businesses	129	43	58	15		83
Items not allocated to segments	(289)	(236)	(254)	(799	)(d)	70

Total income (loss) from operations	1,785	1,439	1,625	(719)		123
Net interest and other financial costs	62	127	115	96		91
Income tax provision (benefit)	324	365	356	(452)		(49)
Net income (loss) before extraordinary item and cumulative effects of changes in accounting principles	$1,374	$910	$1,121	$(363)		$81
Per common share:
- Basic	11.88	7.87	9.87	(3.67)		0.83
- Diluted	11.18	7.00	8.72	(3.67)		0.83
Net income (loss)	1,374	910	1,135	(420)		81
Per common share:
- Basic	11.88	7.87	10.00	(4.22)		0.83
- Diluted	11.18	7.00	8.83	(4.22)		0.83
(a)	Includes National from the date of acquisition on May 20, 2003 and USSB from date of acquisition on September 12, 2003.
(b)	Includes the 1314B Partnership effective January 1, 2004.
(c)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment.
(d)	Includes $683 million of restructuring charges.

FIVE-YEAR FINANCIAL SUMMARY (Continued)

(Dollars in millions, unless otherwise noted)	2006		2005		2004		2003		2002
Balance Sheet Position at Year-End
Current assets	$5,196		$4,842		$4,351		$3,166		$2,454
Net property, plant & equipment	4,429		4,015		3,627		3,414		2,978
Total assets	10,586		9,822		11,064		7,897		7,991
Short-term debt and current maturities of long-term debt	82		249		8		43		26
Other current liabilities	2,620		2,500		2,527		2,083		1,343
Long-term debt	943		1,363		1,363		1,890		1,408
Employee benefits	2,174		2,008		2,125		2,382		2,601
Preferred securities	-		216		216		226		-
Total stockholders’ equity	4,365		3,324		4,074		1,153		2,044
Cash Flow Data
Net cash provided by operating activities	$1,686		$1,218		$1,400		$577		$279
Capital expenditures	612		741		579		316		258
Dividends paid	77		60		39		35		19
Employee Data
Total employment costs	$2,843	(a)	$2,693	(b)	$2,646	(c)	$2,221	(d)	$1,744
Average domestic employment costs (dollars per hour)	$49.88		$49.64		$48.96	(c)	$41.51	(d)	$37.90
Average number of domestic employees	21,218		21,026		21,091		23,245	(d)	20,351
Average number of USSE employees	23,639		25,173		25,640		25,038	(e)	15,900
Number of pensioners at year-end	73,023		80,602		84,254		87,576		88,030
Stockholder Data at Year-End
Common shares outstanding, net of treasury shares (millions)	118.5		108.8		114.0		103.7		102.5
Registered shareholders (thousands)	25.2		27.6		31.9		44.6		50.0
Market price of common stock	$73.14		$48.07		$51.25		$35.02		$13.12
(a)	Includes charges of $9 million for the workforce reduction program at USSB.
(b)	Includes settlement charges of $23 million principally as a result of the voluntary early retirement plan at USSK.
(c)	Includes $17 million settlement loss for a non-qualified defined benefit pension plan and $5 million of termination and curtailment losses for a small Canadian defined benefit pension plan.
(d)	Includes National and USSB from dates of acquisition on May 20, 2003 and September 12, 2003, respectively, and excludes $623 million of workforce restructuring charges.
(e)	Includes USSB from date of acquisition on September 12, 2003.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of U. S. Steel’s management, including the chief executive officer and chief financial officer, U. S. Steel conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, U. S. Steel’s chief executive officer and chief financial officer concluded that U. S. Steel’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit and Finance Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Audit & Finance Committee” in U. S. Steel’s Proxy Statement for the 2007 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Corporate Governance & Public Policy Committee” in U. S. Steel’s Proxy Statement for the 2007 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Communications from Security Holders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2007 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in U. S. Steel’s Proxy Statement for the 2007 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

U. S. Steel has adopted a Code of Ethical Business Conduct that applies to all of our directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. U. S. Steel will provide a copy of this code free of charge upon request. To obtain a copy, contact the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-4801). The Code of Ethical Business Conduct is also available through the Company’s web site at www.ussteel.com. U. S. Steel does not intend to incorporate the contents of our web site into this document.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Executive Compensation” in U. S. Steel’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (1))
Equity compensation plans approved by security holders(a)	1,647,146	$40.82	5,792,818(b)
Equity compensation plans not approved by security holders(c)	59,179	(one for one)	0
Total	1,706,325	–	5,792,818
(a)	The numbers in columns (1) and (3) of this row reflect all shares that could potentially be issued as a result of outstanding grants under the U. S. Steel 2002 Stock Plan and the 2005 Stock Incentive Plan as of December 31, 2006. Because outstanding options under the USX 1990 Stock Plan were converted to options under the U. S. Steel 2002 Stock Plan at the time of separation from Marathon Oil Corporation (formerly USX Corporation), these numbers include shares that may be issued as a result of grants originally made under the USX 1990 Stock Plan. (For more information, see Note 12 to the Financial Statements.) Column (1) includes 12,620 Common Stock Units that have been issued pursuant to the Deferred Compensation Program for Non-Employee Directors and 2,000 shares issued pursuant to the Non-Employee Director Stock Program (both amended programs are now under the 2005 Stock Incentive Plan). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units under the program is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. The Non-Employee Director Stock Plan was amended in 2005 to make it a program under the 2005 Stock Incentive Plan. All future grants under this amended plan/program will count as shares issued pursuant to the 2005 Stock Incentive Plan, a shareholder approved plan.
(b)	Represents shares available under the 2005 Stock Incentive Plan.
(c)	At December 31, 2006, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders.Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan, and Common Stock Units issued pursuant to a one-time grant to non-employee directors in 2005. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued pursuant to the 2005 Stock Incentive Plan, a shareholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Policy with Respect to Related Person Transactions” in U. S. Steel’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Information Regarding the Independence of the Independent Registered Public Accounting Firm” in U. S. Steel’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Documents Filed as Part of the Report

1.    Financial Statements

Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” beginning on page F-1.

2.    Financial Statement Schedules and Supplementary Data

“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 74. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

“Supplementary Data – Disclosures About Forward-Looking Statements” is provided beginning on page 77.

B. Exhibits

Exhibits 10(a) through 10(g) and Exhibits 10(m) through 10(cc) are management contracts or compensatory plans or arrangements.

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

(f)     Indenture dated July 27, 2001 among United States Steel LLC and United States Steel Financing Corp., Co-Issuers; USX Corporation, Guarantor; and the Bank of New York, Trustee, regarding 10- 3/4% Notes Due August 1, 2008

Incorporated by reference to Exhibit 4(f) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(g)   First Supplemental Indenture, dated November 26, 2001 to the Indenture dated July 27, 2001 among United States Steel LLC and United States Steel Financing Corp., Co-Issuers; USX Corporation, Guarantor; and the Bank of New York, Trustee, regarding 10- 3/4% Notes Due August 1, 2008

Incorporated by reference to Exhibit 4(g) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(h)   Second Supplemental Indenture dated May 20, 2003 among United States Steel LLC and United States Steel Financing Corp., Co-Issuers; USX Corporation, Guarantor; and the Bank of New York, Trustee, regarding 10- 3/4% Notes due August 1, 2008

Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on May 22, 2003, Commission File Number 1-16811.

(i)     Third Supplemental Indenture dated December 13, 2006 between United States Steel Corporation (formerly known as United States Steel LLC), Issuer, and the Bank of New York, Trustee, regarding 10- 3/4% Notes due August 1, 2008

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on December 13, 2006, Commission File Number 1-16811.

(j)     Officer’s Certificate dated May 20, 2003 setting forth the terms and conditions of the 9- 3/4% Senior Notes due 2010 pursuant to the Indenture dated as of May 20, 2003 between United States Steel Corporation and The Bank of New York, as Trustee

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 22, 2003, Commission File Number 1-16811.

(k) Certificate of Designation respecting the Series A Junior Preferred Stock	Incorporated by reference to Exhibit 4(h) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(l) Certificate of Designation respecting the 7% Series B Mandatory Convertible Preferred Shares	Incorporated by reference to Exhibit 4(i) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2002, Commission File Number 1-16811.

(m) Facility Agreement dated 15 December 2005 among U. S. Steel Kosice, s.r.o. and ING Bank N.V., CITIBANK, N.A. Bahrain, and Slovenská Sporentel’ňa, a.s. as arrangers	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on December 20, 2005, Commission File Number 1-16811.

Certain long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. U. S. Steel agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of U. S. Steel and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

10.    Material Contracts

(a) United States Steel Corporation 2002 Stock Plan, as amended April 26, 2005	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2005, Commission File Number 1-16811.

(b) United States Steel Corporation Executive Management Supplemental Pension Program	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2006, Commission File Number 1-16811

(c) United States Steel Corporation Supplemental Thrift Program	Incorporated by reference to Exhibit 10(f) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2005, Commission File Number 1-16811

(d) United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on December 2, 2005, Commission File Number 1-16811.

(e) Form of Severance Agreements between the Corporation and its Officers	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on December 9, 2005, Commission File Number 1-16811.

(f) Agreement between United States Steel Corporation and John P. Surma, executed December 21, 2001	Incorporated by reference to Exhibit 10(j) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(g) Retention Agreement between United States Steel Corporation and Dan D. Sandman, executed September 14, 2001	Incorporated by reference to Exhibit 10(k) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(h) Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.3 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(i) Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(j)        Second Amended and Restated Receivables Purchase Agreement, dated as of September 27, 2006 among U. S. Steel Receivables, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers, LC Banks and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(k) Purchase and Sale Agreement dated November 28, 2001 among United States Steel LLC, as initial Servicer and as Originator; and U. S. Steel Receivables LLC as purchaser and contributee	Incorporated by reference to Exhibit 10(o) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(l) First Amendment to the Purchase and Sale Agreement dated as of September 27, 2006 among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(m) Form of Restricted Stock Grant under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(s) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(n) Form of Stock Option Grant to Officer-Directors under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(t) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(o) Form of Stock Option Grant to Executive Management Committee Members under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(u) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(p) Base Salaries of Named Executive Officers.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2006, Commission File Number 1-16811.

(q) Summary of non-employee director compensation arrangements	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2006, Commission File Number 1-16811.

(r) Non-Tax Qualified Pension Plan	Incorporated by reference to Exhibit 10(z) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2005, Commission File Number 1-16811.

(s) 2005 Stock Incentive Plan	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2005.

(t) Administrative Regulations for the Long-Term Incentive Compensation Program under the 2005 Stock Incentive Plan

(u) 2005 Annual Incentive Compensation Plan	Incorporated by reference to Appendix C to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2005.

(v) Administrative Regulations for the Executive Management Annual Incentive Compensation Program under the 2005 Annual Incentive Compensation Plan

(w) Non-Employee Director Stock Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(x) Form of stock option grant under the Long-Term Incentive Compenstation Program, a program under the 2005 Stock Incentive Plan

(y) Form of restricted stock grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan

(z) Form of performance award grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan

(aa) Form of performance restricted stock grant, with vesting on the first anniversary, under the the 2002 Stock Plan	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(bb) Form of performance restricted stock grant, with vesting 1/2 each on the second and third anniversaries, under the the 2002 Stock Plan	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(cc)     Form of agreement between United States Steel Corporation and Dan D. Sandman, amending the Retention Agreement between United States Steel Corporation and Dan D. Sandman, executed September 14, 2001

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

         Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to

         Section 906 of the Sarbanes-Oxley Act of 2002

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions(a)		Balance at End of Period
Year ended December 31, 2006:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$68	$5	$–		$15		$58
Investments and long-term receivables reserve	2	3	3		2		6
Deferred tax valuation allowance:
Federal	–	–	–		–		–
State	–	–	1		–		1
Foreign	81	–	9		–		90

Year ended December 31, 2005:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$100	$10	$–		$42		$68
Investments and long-term receivables reserve	4	–	–		2		2
Deferred tax valuation allowance:
Federal	–	–	–		–		–
State	–	–	–		–		–
Foreign	48	–	33		–		81

Year ended December 31, 2004:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$129	$16	$7	(b)	$52		$100
Investments and long-term receivables reserve	4	–	–		–		4
Deferred tax valuation allowance:
Federal	177	–	–		177	(c)	–
State	32	–	–		32	(c)	–
Foreign	32	–	16		–		48
(a)	Deductions for the allowance for doubtful accounts and long-term receivables include amounts written off as uncollectible, net of recoveries and net foreign currency exchange gains and/or losses. Unless otherwise noted, decreases in the tax valuation allowances reflect changes in the amount of deferred taxes expected to be realized, resulting in credits to the provision for income taxes.
(b)	Relates to the consolidation of the Clairton 1314B Partnership.
(c)	Reflects valuation allowance charged/credited to equity in 2003 for deferred tax assets related to minimum pension liability adjustments and reversed through equity in 2004 when the minimum pension liability was no longer necessary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on February 27, 2007.

UNITED STATES STEEL CORPORATION

By:	/s/ Larry G. Schultz
Larry G. Schultz Vice President & Controller

Signature	Title

/s/ John P. Surma John P. Surma	Chairman of the Board of Directors and Chief Executive Officer and Director

/s/ Gretchen R. Haggerty Gretchen R. Haggerty	Executive Vice President & Chief Financial Officer

/s/ Larry G. Schultz Larry G. Schultz	Vice President & Controller

* J. Gary Cooper	Director

* Robert J. Darnall	Director

* John G. Drosdick	Director

* Richard A. Gephardt	Director

* Charles R. Lee	Director

* Jeffrey M. Lipton	Director

* Frank J. Lucchino	Director

* Seth E. Schofield	Director

* Douglas C. Yearley	Director

*	By:	/s/ Gretchen R. Haggerty
Gretchen R. Haggerty, Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

1314B Partnership	Clairton 1314B Partnership, L.P.
ABO	accumulated benefit obligation
ADEM	Alabama Department of Environmental Management
Acero Prime	Acero Prime, S.R.L. de CV
CAA	Clean Air Act
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CMS	Corrective Measure Study
CWA	Clean Water Act
DESCO	Double Eagle Steel Coating Company
DOC	U.S. Department of Commerce
Double G	Double G Coatings Company LLC
EC	European Commission
EPA	U.S. Environmental Protection Agency
EU	European Union
FAS	Statement of Financial Accounting Standards
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation Number
Flat-Rolled	Flat-Rolled Products segment
FPC	Feralloy Processing Company
IDEM	Indiana Department of Environmental Management
ITC	U.S. International Trade Commission
KDHE	Kansas Department of Health & Environment
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
Kobe	Kobe Steel, Ltd.
LAER	Lowest Achievable Emission Rate
MACT	Maximum Achievable Control Technology
Ministry	Slovak Ministry of the Environment
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
PADEP	Pennsylvania Department of Environmental Protection
PADER	Pennsylvania Department of Environmental Resources
POSCO	Pohang Iron & Steel Co., Ltd.
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act
RI	Remedial Investigation
RFI	RCRA Facility Investigation
Senior Notes	U. S. Steel’s 9 3/4% Senior Notes due 2010
Series B Preferred	U. S. Steel’s 7% Series B Mandatory Convertible Preferred Shares
tons	net tons
Tubular	Tubular Products segment
USS-POSCO	USS-POSCO Industries, U. S. Steel and Pohang Iron & Steel Co., Ltd. joint venture
USSB	U. S. Steel Balkan, U. S. Steel’s integrated steel mill and other facilities in Serbia
USSE	U. S. Steel Europe segment
USSK	U. S. Steel Košice, U. S. Steel’s integrated steel mill in Slovakia
USSR	U. S. Steel Receivables LLC
USW	United Steelworkers

SUPPLEMENTARY DATA

DISCLOSURES ABOUT FORWARD-LOOKING STATEMENTS

U. S. Steel includes forward-looking statements concerning trends, market forces, commitments, material events or other contingencies potentially affecting the Company in reports filed with the Securities and Exchange Commission, external documents and oral presentations. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, U. S. Steel is filing the following cautionary language identifying important factors (though not necessarily all such factors) that could cause actual outcomes to differ materially from information set forth in forward-looking statements made by, or on behalf of, U. S. Steel and our representatives.

Cautionary Language Concerning Forward-Looking Statements

Forward-looking statements with respect to U. S. Steel may include, but are not limited to, comments about general business strategies, financing decisions, projections of levels of revenues, income from operations or income from operations per ton, net income or earnings per share; levels of capital, environmental or maintenance expenditures; levels of employee benefits; the success or timing of completion of ongoing or anticipated capital or maintenance projects; levels of raw steel production capability, prices, production, shipments, or labor and raw material costs; availability of raw materials; the acquisition, idling, shutdown or divestiture of assets or businesses; the effect of restructuring or reorganization of business components and cost-reduction programs; the effect of potential steel industry consolidation; the effect of potential legal proceedings on our business and financial condition; the effects of actions of third parties such as competitors, or foreign, federal, state or local regulatory authorities; and the effects of import quotas, tariffs and other protectionist measures.

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

Liquidity Factors

U. S. Steel’s ability to finance our future business requirements through internally generated funds (including assets sales), proceeds from the sale of stock, borrowings and other external financing sources is affected by our performance (as measured by various factors, including cash provided from operating activities), levels of inventories and accounts receivable, the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall U.S. and international financial climate, and, in particular, with respect to borrowings, by the level of U. S. Steel’s outstanding debt, our ability to comply with debt covenants and our credit ratings by rating agencies. To the extent that U. S. Steel management’s assumptions concerning these factors prove to be inaccurate, U. S. Steel may have difficulty obtaining the funds necessary to maintain or expand our operations.

Market Factors

U. S. Steel’s expectations as to levels of production and revenues, gross margins, income from operations and income from operations per ton are based upon assumptions as to future product prices and mix, and levels of raw steel production capability, production and shipments. These assumptions may prove to be inaccurate.

The global steel industry is cyclical, highly competitive and has historically been characterized by overcapacity.

U. S. Steel competes with many U.S. and international steel producers. Competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills, which primarily use steel scrap and, increasingly, iron-bearing feedstocks as raw materials.

Flat-rolled steel supply in the U.S. has increased in recent years with the growth of minimills. Mini-mills typically require lower capital expenditures for construction of facilities and may have lower total employment costs;

however, these competitive advantages may be more than offset by the cost of scrap when scrap prices are high. Some mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers of flat-rolled products, who are able to manufacture a broader range of products. Such competition could adversely affect U. S. Steel’s future product prices and shipment levels.

USSE does business primarily in central, western and southern Europe and is subject to market conditions in those areas which are influenced by many of the same factors which affect markets in the U.S., as well as matters peculiar to international markets such as quotas and tariffs. USSE is affected by the worldwide overcapacity in the steel industry and the cyclical nature of demand for steel products and that demand’s sensitivity to worldwide general economic conditions. In particular, USSE is subject to economic conditions and political factors in Europe, which if changed could negatively affect our results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, limits on emissions, quotas, tariffs and other protectionist measures. USSE is affected by the volatility of raw materials prices, and USSB has been affected in the past by curtailments of natural gas available in the one pipeline that supplies Serbia. USSE is also subject to foreign currency exchange risks because portions of USSE’s revenues and costs are in currencies other than the euro. USSK and USSB are susceptible to these risks as they arise in Slovakia and Serbia, respectively.

The steel industry in the U.S. has, in the past, been adversely affected by unfairly traded imports. Steel imports to the United States, which reached all-time highs in 2006, accounted for an estimated 31 percent of the U.S. Steel market in 2006, 25 percent in 2005 and 26 percent in 2004. Increases in future levels of imported steel could reduce future market prices and demand levels for steel produced in our U.S. facilities. Foreign competitors may have lower labor costs, and some are owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Increases in future levels of imported steel could reduce future market prices and demand levels for domestic steel.

Over the last several years, the global steel industry has been impacted by steel production and consumption increases in China and other developing countries. Overcapacity in China and other developing economies may have a negative impact on us.

U. S. Steel also competes in many markets with producers of substitutes for steel products, including aluminum, cement, composites, glass, plastics and wood. The emergence of additional substitutes for steel products could adversely affect future prices and demand for steel products.

Many of U. S. Steel’s customers are in cyclical industries such as automotive, appliance, container, construction and energy. Future downturns in the economy in the U.S. or Europe or any of these industries could reduce the need for U. S. Steel ‘s products and adversely affect our profitability.

Operating and Cost Factors

The operations of U. S. Steel are subject to planned and unplanned outages due to maintenance, equipment malfunctions at our facilities or those of our key suppliers or work stoppages; and various hazards, including explosions, power outages, fires, floods, accidents, severe weather conditions and logistical disruptions (such as shortages of barges, rail cars or trucks), which could disrupt operations or the availability of raw materials, resulting in reduced production volumes and increased production costs.

As an integrated steel producer, U. S. Steel utilizes coal, coke, iron ore and, to a lesser extent, steel scrap as our major raw materials. U. S. Steel (1) purchases 100 percent of our coal requirements; (2) has the capability to source the majority of our coke requirements in the U.S. from owned and/or operated facilities in the U.S.; (3) purchases a portion of coke requirements for USSE; (4) has the capability to source 100 percent of our iron ore requirements in the U.S. from owned facilities in the U.S., (5) purchases 100 percent of iron ore requirements for USSE; (6) purchases steel scrap above that generated through our normal U.S. operations and for USSE; and (7) purchases 100 percent of zinc and tin requirements. Global raw material prices escalated to unprecedented levels in 2004 and these commodities remain very expensive. To the extent that U. S. Steel purchases raw materials, market or contract prices for such purchases can have major negative impacts on production costs.

Labor costs for U. S. Steel are affected by collective bargaining agreements. Most domestic hourly employees of U. S. Steel’s steel, coke and iron ore pellet facilities are covered by a collective bargaining agreement with the United Steelworkers (USW), which expires in September 2008 and contains a no-strike provision. At Granite City Works, employees who work in the cokemaking and blast furnace operations are represented by the International Chemical Workers Union; and a small number of employees are represented by the Bricklayers and Laborers International unions. Agreements with these unions expire in November and December 2008, and also contain no-strike provisions. Domestic hourly employees engaged in transportation activities are represented by the USW and other unions and are covered by collective bargaining agreements with varying expiration dates. In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires in December 2007. Represented employees at USSB are covered by a three-year collective bargaining agreement that expires in November 2009. Wage increases have been agreed to for all three years; therefore, there will be no annual wage negotiations. To the extent that increased labor costs are not recoverable through the sales prices of products, future income from operations would be reduced.

Labor costs for U. S. Steel in the U.S. are affected by three profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the USW. Payment amounts per the agreement with the USW are calculated as a percentage of consolidated income from operations after special items (as defined in the agreement) and are: (1) to be used to assist retirees from National Steel with health care costs, based on between 6 percent and 7.5 percent of profit; (2) to be used to offset a portion of future medical insurance premiums to be paid by U. S. Steel retirees based on 5 percent of profit above $15 per ton; and (3) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. Labor costs for U. S. Steel in Europe are also impacted by profit-based payments.

Future net periodic benefit costs for pensions and other benefits can be volatile and depend on the future marketplace performance of plan assets; changes in actuarial assumptions regarding such factors as selection of a discount rate, the expected rate of return on plan assets and escalation of retiree health care costs; plan amendments affecting benefit payout levels; and profile changes in the beneficiary populations being valued. Changes in the assumptions or differences between actual and expected changes in the present value of liabilities or assets of U. S. Steel’s plans could cause net periodic benefit costs to increase or decrease materially from year to year. Income from operations for U. S. Steel included net periodic pension costs of $202 million in 2006, $280 million in 2005 and $254 million in 2004, respectively. Income from operations also included $110 million, $109 million and $106 million of expense for retiree medical and life insurance in 2006, 2005 and 2004, respectively. Based on preliminary actuarial information for 2007, U. S. Steel expects annual net periodic pension costs to be $113 million and annual retiree medical and life insurance costs to be $124 million. To the extent that these costs increase in the future, income from operations would be reduced.

At December 31, 2006, U. S. Steel’s underfunded benefit obligation for retiree medical and life insurance was $2.2 billion, an improvement of $72 million from the amount at the end of 2005. Also, the funded status of the projected pension benefit obligation improved from a net underfunded position of $606 million at year-end 2005 to a net overfunded position of $210 million at year-end 2006. To the extent that competitors do not provide similar benefits, or have been relieved of obligations to provide such benefits following bankruptcy reorganization, the competitive position of U. S. Steel may be adversely affected. Preliminary funding valuations of the main defined benefit pension plan as of December 31, 2006, indicate that the plan will not require cash funding for the 2007 plan year although we anticipate making a voluntary contribution of $140 million to the plan in 2007. The level of cash funding in future years depends upon various factors such as future asset performance, the level of interest rates used to measure ERISA minimum funding levels, the impacts of business acquisitions or sales, union negotiated changes and future government regulation. U. S. Steel may make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years. Any such funding requirements will have an unfavorable impact on U. S. Steel’s cash flows and could negatively affect our ability to comply with our debt covenants and borrowing arrangements.

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