Form 10-Q
period 2007-03-31
UNITED STATES STEEL CORP
filed 2007-04-25
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Common stock outstanding at April 24, 2007 – 118,313,954 shares

IN DEX

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

UNITED STATES STEEL COR PORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	First Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2007	2006
Net sales:
Net sales	$3,510	$3,521
Net sales to related parties	246	207

Total	3,756	3,728

Operating expenses (income):
Cost of sales (excludes items shown below)	3,179	3,098
Selling, general and administrative expenses	139	158
Depreciation, depletion and amortization (Note 6)	111	112
Income from investees	(2)	(7)
Net gains on disposal of assets	(10)	(1)
Other income, net	(7)	(1)

Total	3,410	3,359

Income from operations	346	369
Net interest and other financial costs (Note 7)	5	16

Income before income taxes and minority interests	341	353
Income tax provision (Note 8)	66	90
Minority interests	2	7

Net income	273	256
Dividends on preferred stock	-	(4)

Net income applicable to common stock	$273	$252

Income per common share (Note 9):
Net income per share:
- Basic	$2.31	$2.31
- Diluted	$2.30	$2.04
Weighted average shares, in thousands:
- Basic	118,244	108,809
- Diluted	119,005	125,559

Dividends paid per share	$0.20	$0.10

The accompanying notes are an integral part of these consolidated financial statements

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,552	$1,422
Receivables, less allowance of $47 and $58 (Note 13)	1,835	1,681
Receivables from related parties (Note 15)	119	118
Inventories (Note 10)	1,618	1,604
Deferred income tax benefits (Note 8)	345	362
Other current assets	31	9

Total current assets	5,500	5,196
Investments and long-term receivables, less allowance of $6 and $6	320	336
Property, plant and equipment - net (Note 6)	4,439	4,429
Prepaid pensions	385	330
Deferred income tax benefits (Note 8)	86	103
Other noncurrent assets	184	192

Total assets	$10,914	$10,586
Liabilities
Current liabilities:
Accounts payable	$1,354	$1,254
Accounts payable to related parties (Note 15)	79	59
Bank checks outstanding	79	66
Payroll and benefits payable	991	1,028
Accrued taxes (Note 8)	166	182
Accrued interest	46	31
Short-term debt and current maturities of long-term debt (Note 11)	32	82

Total current liabilities	2,747	2,702
Long-term debt, less unamortized discount (Note 11)	940	943
Employee benefits	2,136	2,174
Deferred credits and other liabilities	401	364

Total liabilities	6,224	6,183

Contingencies and commitments (Note 16)
Minority interests	34	38

Stockholders' Equity:
Common stock (123,785,911 and 123,785,911 shares issued) (Note 9)	124	124
Treasury stock, at cost (5,399,207 and 5,240,810 shares)	(334)	(317)
Additional paid-in capital	2,949	2,942
Retained earnings	3,148	2,902
Accumulated other comprehensive loss (Note 14)	(1,231)	(1,286)

Total stockholders’ equity	4,656	4,365

Total liabilities and stockholders’ equity	$10,914	$10,586

The accompanying notes are an integral part of these consolidated financial statements

UNITED STATES ST EEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	First Quarter Ended March 31,
(Dollars in millions)	2007	2006
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$273	$256
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	111	112
Provision for doubtful accounts	(8)	3
Pensions and other postretirement benefits	(49)	(9)
Minority interests	2	7
Deferred income taxes	41	16
Net gains on disposal of assets	(10)	(1)
Distributions received, net of equity investees income	8	5
Changes in:
Current receivables	(136)	(221)
Inventories	(8)	(16)
Current accounts payable and accrued expenses	108	79
All other, net	(13)	(3)

Net cash provided by operating activities	319	228

Investing activities:
Capital expenditures	(108)	(127)
Disposal of assets	5	4
Restricted cash - net	(3)	4
Investments - net	(1)	-

Net cash used in investing activities	(107)	(119)

Financing activities:
Repayment of debt	(53)	(83)
Common stock issued	5	3
Common stock repurchased	(25)	-
Distributions to minority interest owners	(5)	(8)
Dividends paid	(24)	(15)
Change in bank checks outstanding	13	(16)
Excess tax benefits from stock-based compensation	3	1

Net cash used in financing activities	(86)	(118)

Effect of exchange rate changes on cash	4	1

Net increase (decrease) in cash and cash equivalents	130	(8)
Cash and cash equivalents at beginning of year	1,422	1,479

Cash and cash equivalents at end of period	1,552	1,471

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) produces and sells steel mill products, including flat-rolled and tubular products in the United States and flat-rolled and pipe products in Central Europe. Operations in the United States also include iron ore mining and processing to supply steel producing units, real estate management and development, and transportation services.

The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2006.

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

3.	Segment Information

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

The results of segment operations for the first quarter of 2007 and 2006 are:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income from operations
First Quarter 2007
Flat-rolled	$2,189	$85	$2,274	$3	$75
USSE	1,160	-	1,160	-	206
Tubular	356	-	356	-	102

Total reportable segments	3,705	85	3,790	3	383
Other Businesses	51	164	215	(1)	2
Reconciling Items	-	(249)	(249)	-	(39)
Total	$3,756	$-	$3,756	$2	$346
First Quarter 2006
Flat-rolled	$2,326	$123	$2,449	$7	$127
USSE	854	9	863	-	125
Tubular	485	-	485	-	177

Total reportable segments	3,665	132	3,797	7	429
Other Businesses	63	179	242	-	-
Reconciling Items	-	(311)	(311)	-	(60)
Total	$3,728	$-	$3,728	$7	$369

The following is a schedule of reconciling items for the first quarter of 2007 and 2006:

	Income From Operations
(In millions)	2007	2006
Items not allocated to segments:
Retiree benefit expenses	$(39)	$(55)
Other items not allocated to segments:
Asset impairment (Note 6)	-	(5)

Total items not allocated to segments	(39)	(60)

Total reconciling items	$(39)	$(60)

4.	Acquisition

On March 29, 2007, U. S. Steel and Lone Star Technologies (Lone Star) announced that they had entered into a definitive agreement under which U. S. Steel would acquire Lone Star for $67.50 per share in cash.

Lone Star is a leading manufacturer of welded oil country tubular goods, and the acquisition is expected to strengthen U. S. Steel’s position as a premier producer of tubular products for the energy sector.

The transaction, valued at approximately $2.1 billion, is expected to close late in the second quarter or early in the third quarter of 2007, subject to approval of Lone Star’s shareholders and the satisfaction of customary closing conditions, including regulatory approval.

5.	Pensions and Other Benefits

The following table reflects components of net periodic benefit cost for the three months ended March 31, 2007 and 2006:

	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Service cost	$24	$24	$3	$4
Interest cost	100	102	39	37
Expected return on plan assets	(141)	(140)	(13)	(11)
Amortization of prior service cost	6	16	(8)	(11)
Amortization of net loss	32	38	10	9

Net periodic benefit cost, excluding below	21	40	31	28
Multiemployer plans	7	7	-	-
Termination loss	1	-	-	-

Net periodic benefit cost	$29	$47	$31	$28

During the third quarter of 2006, approximately 1,800 U. S. Steel Balkan (USSB) employees (or 23 percent of the workforce) accepted a severance or voluntary early retirement plan (VERP). Employee severance and net employee benefit charges of $21 million (including $12 million in settlement, termination and curtailment losses) were recorded for these employees. Of this expense, $4 million was recorded in selling, general, and administrative expenses and $17 million in cost of sales. As of March 31, 2007, all employees included in the VERP had left the company and $24 million of cash payments had been made.

In conjunction with the VERP that was begun in the third quarter of 2006, USSB retained the option to eliminate additional positions. In March 2007, USSB provided 390 employees the choice to accept a VERP or a severance payment. As under the earlier program, employees were also provided an option to retrain for specific operating positions. As of March 31, 2007, 313 employees had elected to leave under the program resulting in employee severance and net employee benefit charges of $5 million (including $1 million of termination losses). Of this expense, $2 million was recorded in selling, general, and administrative expenses and $3 million in cost of sales. These employees, and others who accept the offer, are expected to leave the Company in the second quarter 2007.

Approximately 100 additional employees will be offered the same program in the second quarter and it is expected that those who accept the VERP or severance offer, as applicable, will also leave the company in the second quarter 2007.

Employer Contributions

In October 2006, U. S. Steel’s Board of Directors authorized additional contributions to U. S. Steel’s trusts for pensions and health care of up to $300 million by the end of 2008. U. S. Steel previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to make a voluntary contribution of $140 million to its main defined benefit pension plan in 2007, and make cash payments of $7 million to plans not funded by trusts and $31 million to a multiemployer plan. As of March 31, 2007, U. S. Steel had made a $35 million voluntary contribution to its main defined benefit pension plan, cash payments of $2 million to other plans and cash payments of $7 million to the Steelworkers Pension Trust, respectively. U. S. Steel may make additional voluntary contributions to its main defined benefit pension plan in subsequent quarters of 2007.

As of March 31, 2007, $10 million in contributions had been made to other postretirement plans and cash payments of $53 million had been made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $6 million and $5 million for the three months ended March 31, 2007 and 2006, respectively.

6.	Depreciation, Depletion and Amortization

U. S. Steel records depreciation on a modified straight-line method for steel-related assets located in the United States based upon raw steel production levels. Applying modification factors decreased expenses by $14 million and $8 million for the first quarter of 2007 and 2006, respectively, when compared to a straight-line calculation.

Accumulated depreciation and depletion totaled $7,796 million and $7,768 million at March 31, 2007 and December 31, 2006, respectively.

A charge of $5 million was recorded in depreciation, depletion and amortization on the statement of operations in the first quarter 2006. This was the result of an impairment review completed in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” due to the potential sale of a small wholly owned German subsidiary of U. S. Steel Kosice (USSK), that was subsequently sold in the fourth quarter 2006.

7.	Net Interest and Other Financial Costs

Net interest and other financial costs include foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s operations. During the first quarter of 2007, net foreign currency gains of $4 million were recorded in net interest and other financial costs, compared with net gains of $1 million in the first quarter of 2006.

Net interest and other financial costs for the first quarter 2007 include a $3 million write-off of discount issue costs related to the full redemption of the Senior Quarterly Income Debt Securities. See Note 11.

8.	Income Taxes

On January 1, 2007, U. S. Steel adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). As a result of the implementation of FIN 48, U. S. Steel recognized an increase of approximately $3 million in the liability for uncertain tax positions, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The total amount of unrecognized tax benefits were $42 million and $44 million as of March 31, 2007 and January 1, 2007, respectively. If these unrecognized tax benefits were recognized, the annual effective tax rate would decrease by approximately two percentage points. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of March 31, 2007 and January 1, 2007, U. S. Steel had an accrued liability of $3 million and $2 million, respectively for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.

Provision for taxes

The income tax provision in the first three months of 2007 reflects an estimated annual effective tax rate of 18 percent. This estimated annual effective rate requires management to make its best estimate of annual pretax income for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2007 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2007 could be materially different from the forecast annual tax provision as of the end of the first quarter.

Taxes on Foreign Income

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the year in which the credit is claimed and the following four years. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for the years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. The Slovak tax authority has confirmed that USSK has fulfilled all of the necessary conditions for claiming the tax credit for the years 2000 through 2005. As a result of conditions imposed when Slovakia joined the European Union (EU) that were amended by a 2004 settlement with the EU, the total tax credit granted to USSK for the period 2000 through 2009 is limited to $430 million. Based on the credits previously used and forecasts of future taxable income, management expects that this limit will be reached during 2008. Additionally, the conditions for claiming the tax credit also limit USSK’s annual production of flat-rolled products and its sale of flat-rolled products into the EU. Management does not believe the production and sales limits are materially burdensome, and they will expire at the end of 2009, if not before. During 2006 and in the first quarter of 2007, a current income tax provision was recorded for USSK because the tax credit is limited to 50 percent of the statutory rate.

Tax years subject to Examination

Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2002 and forward

U.S. States – 1998 and forward

Slovakia – 2000 and forward

Serbia – 2003 and forward

Status of IRS Examinations

The 2002-2003 IRS audit of U. S. Steel’s tax returns was completed in the second quarter of 2006 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from the settlement of these audits. Net operating losses generated in the years 2002 and 2003 were carried forward and fully utilized in U. S. Steel’s 2004 and 2005 tax returns, which are currently under examination by the IRS.

Deferred taxes

As of March 31, 2007, the net domestic deferred tax asset was $414 million compared to $446 million at December 31, 2006. Based on factors such as the length of time over which the deduction for employee benefit liabilities will be claimed on tax returns, the current law provisions which permit loss carryforwards for an extended period, and U. S. Steel’s demonstrated ability to utilize the entire amount of tax deductions and tax attributes over previous business cycles, management fully expects to realize tax benefits for the entire amount of these recorded tax assets.

As of March 31, 2007, the amount of net foreign deferred tax assets recorded was $17 million, net of an established valuation allowance of $96 million. As of December 31, 2006, the amount of net foreign deferred tax assets recorded was $19 million, net of an established valuation allowance of $90 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna and the Serbian dinar. A valuation allowance of $83 million is recorded for Serbian deferred tax assets due to the cumulative losses experienced since the acquisition of USSB in 2003. These deferred tax assets primarily consist of investment tax credits and net operating losses and have a carryforward period of ten years from inception. As USSB generates sufficient income, the valuation allowance would be partially or fully reversed at such time that it is more likely than not that the related deferred tax asset will be realized.

9.	Preferred and Common Shares, Income Per Common Share

Preferred Share Conversion

The Series B Preferred shares were converted into approximately 16 million shares of U. S. Steel common stock on June 15, 2006. Preferred stock dividends reduced retained earnings by $4 million in the first quarter 2006. Following this conversion, no preferred shares remained outstanding.

Common Stock Repurchase Program

On October 31, 2006, U. S. Steel’s Board of Directors replenished the Common Stock Repurchase Program that originated in July 2005 to allow for the repurchase of up to eight million shares of our common stock from time to time in the open market or privately negotiated transactions. During the first quarter of 2007, 305,000 shares of common stock were repurchased for $25 million and at March 31, 2007, 7,346,200 shares remain authorized to be repurchased. During 2006, U. S. Steel repurchased 7,247,600 shares of common stock for $442 million under this program.

Income Per Common Share

Basic net income per common share was calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options, the vesting of restricted stock and the conversion of preferred stock, provided in each case the effect is dilutive. For the quarter ended March 31, 2007 and 2006, 760,646 shares and 16,750,640 shares of common stock, respectively, related to the conversion of preferred stock, employee options, and restricted stock have been included in the computation of diluted net income because their effect was dilutive. Net income in 2006 was not adjusted for preferred stock dividend requirements since their conversion was assumed.

10.	Inventories

Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing for USSE. The last-in, first-out (LIFO) method is the predominant method of inventory costing for inventories in the United States. At March 31, 2007 and December 31, 2006, the LIFO method accounted for 68 percent and 67 percent of total inventory values, respectively.

(In millions)	March 31, 2007	December 31, 2006
Raw materials	$558	$560
Semi-finished products	621	597
Finished products	374	368
Supplies and sundry items	65	79

Total	$1,618	$1,604

Current acquisition costs were estimated to exceed the above inventory values by $970 million at March 31, 2007 and by $900 million at December 31, 2006. Cost of sales was reduced by $13 million and $7 million in the first three months of 2007 and 2006, respectively, as a result of liquidations of LIFO inventories.

Supplies and sundry items inventory in the table above includes $61 million and $65 million of land held for residential or commercial development as of March 31, 2007 and December 31, 2006, respectively.

U. S. Steel has coke swap agreements with other steel manufacturers designed to reduce transportation costs in supplying coke to our operating locations. The coke swaps are recorded at cost in accordance with APB 29, “Accounting for Nonmonetary Transactions” and FAS No. 153, “Exchanges of Nonmonetary Assets.” U. S. Steel shipped approximately 195,000 tons and received approximately 240,000 tons of coke under the swap agreements during the first quarter of 2007. U. S. Steel shipped approximately 195,000 tons and received approximately 170,000 tons of coke under the swap agreements during 2006. There was no income statement impact related to these swaps.

11.	Debt

(In millions)	Interest Rates %	Maturity	Mar. 31, 2007	Dec. 31, 2006
Senior Notes	9 3/4	2010	$378	$378
Senior Notes	10 3/4	2008	20	20
Senior Quarterly Income Debt Securities	10	2031	-	49
Environmental Revenue Bonds	4 3/4 - 6 1/4	2009 – 2033	458	458
Inventory Facility		2009	-	-
Fairfield Caster Lease		2007 – 2012	60	60
Other capital leases and all other obligations		2007 – 2014	56	60
USSK credit facilities	Variable	2009	-	-
USSB credit facility	Variable	2008	-	-

Total			972	1,025
Less unamortized discount			-	-
Less short-term debt and long-term debt due within one year			32	82

Long-term debt, less unamortized discount			$940	$943

U. S. Steel redeemed the Senior Quarterly Income Debt Securities (Quarterly Debt Securities) on January 2, 2007. The Quarterly Debt Securities were redeemable at the option of U. S. Steel on or after December 31, 2006 at 100 percent of the principal amount together with accrued, but unpaid interest at the redemption date.

Some or all of the outstanding 9 3/4% Senior Notes may be redeemed at a premium after May 15, 2007. The premium ranges from 4.875 percent to zero percent, depending on the redemption date.

Effective March 28, 2007, U. S. Steel obtained a commitment for three senior credit facilities in an aggregate amount of $1.75 billion.

At March 31, 2007, in the event of a change in control of U. S. Steel, debt obligations totaling $378 million may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $71 million or provide a letter of credit to secure the remaining obligation.

In the event of the bankruptcy of Marathon Oil Corporation (Marathon), $526 million related to Environmental Revenue bonds, the Fairfield Caster Lease and the coke battery lease at Clairton Works may be declared immediately due and payable.

U. S. Steel was in compliance with all of its debt covenants at March 31, 2007.

12.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	March 31, 2007	December 31, 2006
Balance at beginning of year	$33	$27
Foreign currency translation effects	-	3
Accretion expense	1	3

Balance at end of period	$34	$33

Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate their fair value.

13.	Variable Interest Entities

In accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), U. S. Steel is required to consolidate the following entities.

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

Blackbird Acquisition Inc.

Blackbird Acquisition Inc. (Blackbird) is an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird. At March 31, 2007, there were no assets or liabilities consolidated through Blackbird.

U. S. Steel Receivables, LLC

U. S. Steel has a receivables purchase program. Trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned consolidated special purpose entity. USSR can then sell revolving interests in the receivables to certain commercial paper conduits. During the three months ended March 31, 2007, no interest in accounts receivable were sold to or repurchased from conduits. As of March 31, 2007, $500 million was available under this facility. The Receivables Purchase Agreement expires on September 25, 2009, and does not require annual commitment extensions.

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. DRB manages the development and marketing of the property. The consolidation of DRB did not have a significant effect on U. S. Steel’s results for the quarter ended March 31, 2007.

Chicago Lakeside Development, LLC

Chicago Lakeside Development, LLC (CLD) was established in 2006 to develop 275 acres of land that U. S. Steel owns in Chicago, Illinois. During the predevelopment phase of the project (expected to last approximately eighteen months), CLD will investigate the feasibility of the project and plan the development. U. S. Steel will contribute approximately 45 percent of the costs incurred during this phase. If CLD proceeds with the development, U. S. Steel will contribute its land to the entity for development. During the three months ended March 31, 2007, the consolidation of CLD reduced income from operations by $2 million, which was partially offset by minority interests of $1 million.

14.	Comprehensive Income

The following table reflects comprehensive income for the three months ended March 31, 2007 and 2006.

(In millions)	2007	2006
Net income	$273	$256
Changes in foreign currency translation adjustments, net of tax	34	135
Changes in employee benefit accounts, net of tax	20	-

Comprehensive income	$327	$391

15.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, raw materials, coke by-products, transportation services and fees for providing various management and other support services to equity and other related parties. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $246 million and $207 million for the quarters ended March 31, 2007 and 2006, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties.

Purchases from equity investees for outside processing services amounted to $9 million and $10 million for the quarter ended March 31, 2007 and March 31, 2006, respectively.

Accounts payable to related parties include balances due PRO-TEC Coating Company (PRO-TEC) of $78 million and $57 million at March 31, 2007 and December 31, 2006, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to equity investees totaled $1 million and $2 million at March 31, 2007 and December 31, 2006, respectively.

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

Asbestos matters – As of March 31, 2007, U. S. Steel was a defendant in approximately 310 active cases involving approximately 3,300 plaintiffs. At December 31, 2006, U. S. Steel was a defendant in approximately 300 active cases involving approximately 3,700 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). Almost 3,000, or approximately 91 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the first quarter 2007, U. S. Steel paid approximately $1 million in settlements. These settlements, along with review of case docket information for certain states, and voluntary and involuntary dismissals, resulted in the disposition of approximately 600 claims. New case filings added approximately 200 claims. During 2006, U. S. Steel paid approximately $8 million in settlements. These settlements, along with review of case docket information for certain states, and voluntary and involuntary dismissals, resulted in the disposition of approximately 5,150 claims. New case filings added approximately 450 claims.

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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities totaled $141 million at March 31, 2007, of which $17 million was classified as current, and $140 million at December 31, 2006, of which $18 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $4 million, and $5 million for the quarters ended March 31, 2007 and 2006, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 25 percent.

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

Projects with Ongoing Study and Scope Development – There are seven environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs, including two at Fairfield Works, one at Lorain Tubular, and one at the Fairless Plant, a possible remediation of the West Grand Calumet Lagoon at Gary Works, a voluntary remediation at the former steel making plant at Joliet, Illinois, and one state Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) program at the Duluth St. Louis Estuary and Upland Project. As of March 31, 2007, accrued liabilities for these projects totaled $4 million for the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects may prove insignificant or could range in the aggregate up to $30 million. It is anticipated that the scope of one of the Fairfield Works RCRA projects and the possible Gary Works West Grand Calumet Lagoon Project will become defined during 2007 and may be removed from this category. The scope of the Duluth project, depending on agency negotiations, could also become defined in 2007.

Significant Projects with Defined Scope – As of March 31, 2007, a total of $63 million was accrued for other projects at or related to Gary Works, as well as the Municipal Industrial & Disposal Company (MIDC) CERCLA site in Elizabeth, PA, where the scope of the work required is well developed. These Gary Works projects include the other RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site. These RCRA program projects are in the final study stage and data currently indicates that any further required remediation, beyond that which has been accrued, should not be material. The NRD claims have been resolved by final settlement orders and payment schedules are determined. The Grand Calumet River and the related CAMU project are essentially complete, except for currently accrued liabilities for costs associated with additional dredging, CAMU maintenance and wastewater treatment. A Closure Permit application has been submitted for the hazardous waste sites, that also address the one solid waste site, and there has been no meaningful agency action on the application. Investigation and studies have been completed for the MIDC project as well as 90 percent of the remedial design. U. S. Steel does not expect any material additional costs related to these projects.

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including for the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the project, has commenced the development of work plans that are necessary to begin field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel had an accrued liability of $23 million as of March 31, 2007 for its share of the remaining costs of remediation.

Other Projects – There are four other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2007 was $12 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at March 31, 2007 was $12 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $17 million at March 31, 2007 and were based on known scopes of work.

Administrative and Legal Costs – As of March 31, 2007, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2007 and 2006 such capital expenditures totaled $9 million and $24 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

Kyoto Protocol and CO2 Emissions – As a result of the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC) has established CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan, for the period 2005 through 2007, (NAP I) that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Slovak Ministry of the Environment (Ministry) imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. USSK is purchasing CO2 allowances needed to cover its anticipated shortfall for the remainder of the NAP l allocation period. Based on the value of purchased credits and current market value of CO2 allowances remaining to be purchased, a long-term other liability of $3 million was recognized on the balance sheet as of March 31, 2007. At December 31, 2006, the long-term liability was $7 million. On November 29, 2006, the EC issued a decision that Slovakia would be granted 25 percent fewer CO2 allowances than were requested in Slovakia’s second CO2 trading period, 2008-2012 (NAP II). Both Slovakia and USSK have filed legal actions against the EC to challenge this decision. The Ministry has not yet made an allocation of Slovakia’s CO2 allowances to companies within Slovakia for the NAP II period.

While ratification of the Kyoto Protocol in the United States has not occurred, there remains the possibility that limitations on greenhouse gases may be imposed. The impact of any such limitations on U. S. Steel’s domestic operations cannot be estimated at this time.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities cases (included in the $141 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – The guarantee of the liabilities of an unconsolidated entity of U. S. Steel totaled $2 million at March 31, 2007. In the event that any default related to the guaranteed liabilities occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

Contingencies related to Separation from Marathon – U. S. Steel separated from Marathon on December 31, 2001 (the Separation). In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $35 million as of March 31, 2007 may be declared immediately due and payable.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $22 million at March 31, 2007). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

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

1314B Partnership – See description of the partnership in Note 13. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at March 31, 2007, including interest and tax gross-up, is approximately $690 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is sufficient to cover exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $122 million and $124 million as of March 31, 2007, and December 31, 2006, respectively, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At March 31, 2007, U. S. Steel’s domestic contract commitments to acquire property, plant and equipment totaled $137 million.

U. S. Steel is party to a take-or-pay arrangement that expires in 2008. Under this arrangement, U. S. Steel is required to accept pulverized coal each month or pay a minimum monthly charge of approximately $2 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $58 million as of March 31, 2007, which declines over the duration of the agreement, may be required.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2006. References in this Quarterly Report on Form 10-Q to “U. S. Steel”, “the Company”, “we”, “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context.

RESULTS OF OPERATIONS

Net sales by segment for the first quarters of 2007 and 2006 are set forth in the following table:

	Quarter Ended March 31,		% Change
(Dollars in millions, excluding intersegment sales)	2007	2006
Flat-rolled Products (Flat-rolled)	$2,189	$2,326	-6%
U. S. Steel Europe (USSE)	1,160	854	36%
Tubular Products (Tubular)	356	485	-27%

Total sales from reportable segments	3,705	3,665	1%
Other Businesses	51	63	-19%

Net sales	$3,756	$3,728	1%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended March 31, 2007 versus the quarter ended March 31, 2006 is set forth in the following table:

Quarter Ended March 31, 2007 versus Quarter Ended March 31, 2006

	Steel Products (a)				Coke & Other
	Volume	Price	Mix	FX (b)		Net Change
Flat-rolled	-9%	6%	-2%	0%	-1%	-6%
USSE	7%	19%	1%	7%	2%	36%
Tubular	-22%	2%	-6%	0%	-1%	-27%
(a)	Excludes intersegment sales
(b)	Foreign currency effects

Net sales were $3,756 million in the first quarter of 2007, compared with $3,728 million in the same quarter last year. The decrease in sales for the Flat-rolled segment primarily reflected lower shipments, partially offset by higher average realized prices (which increased $34 per ton). The increase in sales for the European segment was primarily due to higher average realized prices, increased shipments and favorable currency effects. Including the currency effects, average realized prices increased $125 per ton from the same period last year. The decrease in sales for the Tubular segment resulted mainly from decreased shipments and an unfavorable change in product mix.

Operating expenses

Total operating expenses as a percent of sales were 91 percent in the first quarter of 2007, compared to 90 percent in the first quarter of 2006.

Profit-based union payments

Results for the first quarters of 2007 and 2006 included costs related to profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the United Steelworkers (USW), and to payments pursuant to agreements with other unions. All of these costs are included in cost of sales on the statement of operations.

	Quarter Ended March 31,		% Change
(Dollars in millions)	2007	2006
Allocated to segment results	$30	$29	3%
Retiree benefit expenses	26	27	-4%

Total	$56	$56	0%

Profit-based payment amounts per the agreement with the USW are calculated as a percentage of consolidated income from operations after special items (as defined in the agreement) and are: (1) to be used to assist retirees from National Steel with health care costs, based on between 6 percent and 7.5 percent of profit; and (2) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $29 million in the first quarter of 2007, compared to $47 million in the first quarter of 2006. The reduction was due to completion of amortization of prior service costs for a 1992 contract amendment, the shift of certain surviving spouse liabilities to retired life (included in other benefits), and better than expected asset investment performance in 2006, which lowers pension expense in 2007. Costs related to defined contribution plans totaled $6 million in the first quarter of 2007, compared to $5 million in last year’s first quarter.

Other benefits costs, including multiemployer plans, totaled $31 million in the first quarter of 2007, compared to $28 million in the corresponding period of 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses were $139 million in the first quarter of 2007, compared to $158 million in the first quarter of 2006. The decrease was primarily due to lower pension expense as discussed above.

Income from operations by segment for the first quarters of 2007 and 2006 is set forth in the following table:

	Quarter Ended March 31,		% Change
(Dollars in millions)	2007	2006
Flat-rolled	$75	$127	-41%
USSE	206	125	65%
Tubular	102	177	-42%

Total income from reportable segments	383	429	-11%
Other Businesses	2	-

Segment income from operations	385	429	-10%
Retiree benefit expenses	(39)	(55)	-29%
Other items not allocated to segments:
Asset impairment charge	-	(5)

Total income from operations	$346	$369	-6%

Segment results for Flat-rolled

	Quarter Ended March 31,		% Change
	2007	2006
Income from operations ($ millions)	$75	$127	-41%
Raw steel production (mnt)	3,713	4,141	-10%
Capability utilization	77.6%	86.6%	-10%
Steel shipments (mnt)	3,188	3,529	-10%
Average realized steel price per ton	$650	$616	6%

The decrease in first quarter 2007 Flat-rolled income as compared to first quarter 2006 resulted mainly from higher raw material costs, reduced operating efficiencies and lower shipment volumes, partially offset by increased average realized prices and lower natural gas costs.

Segment results for USSE

	Quarter Ended March 31,		% Change
	2007	2006
Income from operations ($ millions)	$206	$125	65%
Raw steel production (mnt)	1,799	1,753	3%
Capability utilization	98.2%	95.7%	3%
Steel shipments (mnt)	1,652	1,508	10%
Average realized steel price per ton	$669	$544	23%

The increase in USSE income in the first quarter of 2007 as compared to the first quarter of 2006 was primarily due to higher average realized prices, partially offset by increased raw material costs.

Segment results for Tubular

	Quarter Ended March 31,		% Change
	2007	2006
Income from operations ($ millions)	$102	$177	-42%
Steel shipments (mnt)	247	319	-23%
Average realized steel price per ton	$1,435	$1,506	-5%

The decline in Tubular income in the first quarter of 2007 as compared to the same quarter last year mainly resulted from lower shipment volumes and an unfavorable change in product mix.

Results for Other Businesses

Other Businesses generated income of $2 million in the first quarter of 2007, compared to breakeven results in the first quarter of 2006.

Items not allocated to segments

In the first quarter of 2006, an impairment review was completed in accordance with Statement of Accounting Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” due to the potential sale of a small wholly owned German subsidiary of U. S. Steel Kosice (USSK), which was subsequently sold in the fourth quarter of 2006. As a result, an asset impairment charge of $5 million was recorded in depreciation, depletion and amortization on the statement of operations.

Net interest and other financial costs

	Quarter Ended March 31,		% Change
(Dollars in millions)	2007	2006
Net interest and other financial costs	$22	$32	-31%
Interest income	(16)	(15)
Foreign currency gains	(4)	(1)
Charge from early extinguishment of debt	3	-

Total net interest and other financial costs	$5	16	-69%

The decrease in net interest and other financial costs in the first quarter of 2007 compared to the same period last year was mainly due to lower interest expense resulting from the redemption of most of our 10 3/4% Senior Notes in December 2006 and the redemption of our 10% Senior Quarterly Income Debt Securities in January 2007.

The provision for income taxes in the first quarter of 2007 was $66 million, compared to $90 million in the first quarter of 2006.

During 2007 and 2006, a current tax provision was recorded for USSK because the provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009, compared to a 100 percent credit in previous years. As a result of conditions imposed when Slovakia joined the European Union (EU) that were amended by a 2004 settlement with the EU, the total tax credit granted to USSK is limited to $430 million for the period 2000 through 2009. Based on the credits previously used and forecasts of future taxable income, management expects that this limit will be reached during 2008. Additional conditions for claiming the tax credit were established when Slovakia joined the EU. These conditions limit USSK’s annual production of flat-rolled products and its sales of flat-rolled products into the EU. Management does not believe the production and sales limits are materially burdensome, and they will expire at the end of 2009, if not before.

As of March 31, 2007, U. S. Steel had a net domestic deferred tax asset of $414 million. At March 31, 2007, the amount of foreign deferred tax assets recorded was $17 million, net of an established valuation allowance of $96 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna and the Serbian dinar. A valuation allowance of $83 million is recorded for Serbian deferred tax assets due to the cumulative losses experienced since the acquisition of U. S. Steel Balkan (USSB) in 2003. These deferred tax assets primarily consist of investment tax credits and net operating losses and have a carryforward period of ten years from inception. As USSB generates sufficient income, the valuation allowance would be partially or fully reversed at such time that it is more likely than not that the related deferred tax assets will be realized. Management will continue to monitor and assess taxable income, deferred tax assets and tax planning strategies to determine the need for, and the appropriate amount of, any valuation allowance.

For further information on income taxes see Note 8 to Financial Statements.

U. S. Steel’s net income was $273 million in the first quarter of 2007, compared to $256 million in the first quarter of 2006. The improvements primarily reflected the factors discussed above.

BALANCE SHEET

Receivables increased by $155 million from year-end 2006 as first quarter 2007 shipment volumes increased compared to the fourth quarter of 2006.

Accounts payable increased by $120 million from year-end 2006 primarily due to increased production and higher raw material costs compared to the fourth quarter of 2006.

Payroll and benefits payable includes a $370 million payable that will be used to assist retirees from National Steel with health care costs. This liability increased $25 million in the first quarter of 2007 and remains outstanding because the associated trust arrangement has not been established. This excludes related interest payable of $22 million, which is recorded in accrued interest.

Short-term debt and current maturities of long-term debt decreased by $50 million, which primarily reflected the redemption of all of our 10% Senior Quarterly Income Debt Securities due 2031. The redemption in the aggregate principal amount of $49 million was funded with available cash.

CASH FLOW

Net cash provided from operating activities was $319 million for the first quarter of 2007, compared with $228 million in the same period last year. Cash from operating activities in the first quarter of 2007 was reduced by a $35 million voluntary contribution to our main defined benefit pension plan. Cash from operating activities was sufficient to cover net investing outlays and financing outlays, which included $53 million of debt repayment and $25 million of common stock repurchases.

Capital expenditures in the first quarter of 2007 were $108 million, compared with $127 million in the same period in 2006. Flat-rolled expenditures were $50 million and included spending for coke oven thru-wall repairs and development related to an enterprise resource planning system. USSE expenditures of $30 million included spending at USSK for a new automotive galvanizing line, and spending at USSB for the reline of the No. 2 blast furnace. Expenditures of $26 million for Other Businesses included spending for mining equipment.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at March 31, 2007, totaled $137 million.

Capital expenditures for 2007 are expected to be approximately $770 million.

Repayment of debt in the first quarter of 2007 primarily reflected the redemption of all of our 10% Senior Quarterly Income Debt Securities due 2031.

Dividends paid in the first quarter of 2007 were $24 million, compared with $15 million in the same period in 2006. Payments in the first quarter of 2007 reflected a quarterly dividend rate of 20 cents per common share. Payments in the first quarter of 2006 reflected a quarterly dividend rate of 10 cents per common share. Dividends paid in the first quarter of 2006 also reflected a quarterly dividend of $0.875 per share for the 7% Series B Mandatory Convertible Preferred Shares, which were mandatorily converted into U. S. Steel common stock on June 15, 2006.

For discussion of restrictions on future dividend payments, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

U. S. Steel has a $500 million Receivables Purchase Agreement (RPA) with financial institutions that expires in September 2009. For further information regarding the RPA, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2006. As of March 31, 2007, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

U. S. Steel also has a revolving credit facility that provides for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the RPA. The Inventory Facility, which expires in October 2009, contains restrictive covenants, many of which apply only when average availability under the facility is less than $100 million, including a fixed charge coverage ratio test. In addition, lenders may terminate their commitments and declare any amounts outstanding payable upon a change in control of U. S. Steel. For further information regarding the Inventory Facility, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2006. As of March 31, 2007, U. S. Steel had in excess of $600 million of eligible inventory under the Inventory Facility, and utilized $2 million for letters of credit, reducing availability to $598 million. We expect to replace the Inventory Facility with a new $750 million 5-year revolving credit facility to be arranged during the second quarter.

At March 31, 2007, USSK had no borrowings against its €40 million and €20 million credit facilities (which approximated $80 million at March 31, 2007), but had $5 million of customs and other guarantees outstanding, reducing availability to $75 million. Both facilities expire in December 2009.

At March 31, 2007, USSB had no borrowings against its €25 million facility (which approximated $33 million), which is secured by its inventory of finished and semi-finished goods and expires September 28, 2008.

At March 31, 2007, U. S. Steel had $378 million outstanding under its 9 3/4% Senior Notes due May 15, 2010 (Senior Notes), which may be redeemed at a premium after May 15, 2007. The premium ranges from 4.875 percent to zero percent depending on the redemption date.

These Senior Notes impose limitations on our ability to make restricted payments. For a discussion of restricted payments and the conditions that we must meet in order to make restricted payments, as well as other significant restrictions imposed on us by the Senior Notes, see the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2006. As of March 31, 2007, we met those requirements and had approximately $1.7 billion of availability to make restricted payments.

If the Senior Note covenants are breached or if we fail to make payments under our material debt obligations or the RPA, certain creditors would be able to terminate their commitments to make further loans, declare their outstanding obligations immediately due and payable and foreclose on any collateral. This may also cause a termination event to occur under the RPA and a default under the Senior Notes. Additional indebtedness that we may incur in the future may also contain similar covenants, as well as other restrictive provisions. Cross-default and cross-acceleration clauses in the RPA, the Inventory Facility, the Senior Notes and any future additional indebtedness could have an adverse effect upon our financial position and liquidity. We were in compliance with all of our debt covenants at March 31, 2007.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. We have committed $105 million of liquidity sources for financial assurance purposes as of March 31, 2007, a decrease of $2 million during the first quarter of 2007, and expect no material changes during the remainder of 2007.

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $526 million relating to Environmental Revenue Bonds and two capital leases, as well as $35 million relating to certain operating leases, may be declared immediately due and payable.

As of March 31, 2007, we had accrued $392 million, including interest payable, which will be used to assist retirees from National Steel with health care costs. This liability remains outstanding because the associated trust arrangement has not been established.

The following table summarizes U. S. Steel’s liquidity as of March 31, 2007:

(Dollars in millions)

Cash and cash equivalents (a)	$1,532
Amount available under Receivables Purchase Agreement	500
Amount available under Inventory Facility	598
Amount available under USSK credit facilities	75
Amount available under USSB credit facilities	33

Total estimated liquidity	$2,738

(a)	Excludes $20 million of cash primarily related to the Clairton 1314B Partnership because it is not available for U. S. Steel's use.

Our liquidity at March 31, 2007 increased by $130 million from December 31, 2006 due to higher cash balances.

On March 28, 2007, U. S. Steel and Lone Star Technologies, Inc. (Lone Star) entered into a definitive Agreement and Plan of Merger pursuant to which U. S. Steel agreed to acquire all of the outstanding shares of common stock of Lone Star for $67.50 per share. Consummation of the merger is subject to customary closing conditions, including the approval of Lone Star’s shareholders and required regulatory approvals. Upon consummation of the transaction, Lone Star would be a wholly owned subsidiary of U. S. Steel. We would pay for the acquisition through a combination of cash on hand and financing obtained under our existing receivables purchase program and three new fully committed bank credit facilities provided by JPMorgan Chase Bank, N.A. (JPMorgan Chase).

Effective March 28, 2007, and in conjunction with entering into the agreement to acquire Lone Star, U. S. Steel obtained a commitment from JPMorgan Chase and J.P. Morgan Securities, Inc. (JPMorgan) pursuant to which (i) JPMorgan agreed to structure, arrange and syndicate for us three senior credit facilities in an aggregate amount of $1.75 billion (the Facilities); and (ii) JPMorgan Chase committed to provide the full amount of the Facilities and to serve as administrative agent for the Facilities. Among other things, the commitment of JPMorgan Chase is subject to the negotiation, execution and delivery of mutually satisfactory definitive documentation on or before July 2, 2007, which we expect to happen. The Facilities, which would be unsecured, would consist of a $750 million 5-year revolving credit facility, a $500 million 5-year term loan and a $500 million one-year term loan. Interest rates and availability fees would vary under a formula tied to U. S. Steel’s senior unsecured debt ratings. The Facilities would have two financial covenants, an interest coverage test and a debt coverage test, and would also have lien limitations, cross defaults and other customary terms. The $750 million revolving credit facility is expected to replace the existing $600 million Inventory Facility in the second quarter, and the $500 million 5-year term loan and the $500 million one-year term loan are intended to finance the acquisition.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy its obligations for the foreseeable future, including the acquisition of Lone Star, funding obligations for new joint ventures and obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources. This opinion is a forward-looking statement based upon currently available information. To the extent that operating cash flow is materially lower than current levels or external financing sources are not available on terms competitive with those currently available, including increases in interest rates, future liquidity may be adversely affected.

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new off-balance sheet arrangements during the first quarter of 2007.

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

USSK is subject to the environmental laws of Slovakia and the European Union (EU). There are no legal proceedings pending against USSK involving environmental matters. USSK has a current compliance project for a primary dedusting system at Steel Shop No. 2 to meet air emission standards for particulates. The Slovak government has established November 30, 2007 as the deadline for USSK to meet compliance standards at Steel Shop No. 2, and USSK anticipates meeting the standards prior to the deadline.

As a result of the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC) has established CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan for the period 2005 through 2007 (NAP I) that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Slovak Ministry of the Environment (Ministry) imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. USSK is purchasing CO2 allowances needed to cover its anticipated shortfall for the remainder of the NAP l allocation period. Based on the value of purchased credits and current market value of CO2 allowances remaining to be purchased, a long-term other liability of $3 million was recognized on the balance sheet as of March 31, 2007. At December 31, 2006, the long-term liability was $7 million. On November 29, 2006, the EC issued a decision that Slovakia would be granted 25 percent fewer CO2 allowances than were requested in Slovakia’s second CO2 trading period, 2008-2012 (NAP II). Both Slovakia and USSK have filed legal actions against the EC to challenge this decision. The Ministry has not yet made an allocation of Slovakia’s CO2 allowances to companies within Slovakia for the NAP II period. The potential financial and/or operational impacts of NAP II are not currently determinable.

While ratification of the Kyoto Protocol in the U.S. has not occurred, there remains the possibility that limitations on greenhouse gases may be imposed. The impact of any such limitations on our domestic operations cannot be estimated at this time.

USSB is subject to the environmental laws of Serbia. Under the terms of the acquisition, USSB will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study. The study was completed in June 2004 and submitted to the Government of Serbia.

U. S. Steel has been notified that it is a potentially responsible party (PRP) at 22 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of March 31, 2007. In addition, there are 14 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 43 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 16 to Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the first quarter of 2007, U. S. Steel accrued $4 million for environmental matters for domestic and foreign facilities. The total accrual for such liabilities at March 31, 2007 was $141 million. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards No. 143.

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

OUTLOOK

Looking ahead to the second quarter, we expect continued solid operating results for our three reportable segments with overall results in line with the first quarter.

Second quarter Flat-rolled results are expected to improve from the first quarter on higher shipment volumes and utilization rates, partially offset by increased raw material, outage and energy costs. Average realized prices are expected to be comparable to first quarter levels as spot shipments and prices are expected to increase.

For USSE, we expect second quarter results to be somewhat lower than the first quarter as increased prices are offset by higher raw material and outage costs. Shipment levels should be in line with the first quarter.

Prices and shipments for Tubular in second quarter 2007 are expected to be lower than first quarter levels as imports and customer inventories remain high. This outlook does not reflect any effects from the pending transaction with Lone Star.

Normal seasonal improvements at Minnesota iron ore operations are expected to be lower due to production levels that will remain near first quarter, repair outages and costs for longer-term mine development.

Concerning the March 28, 2007 definitive agreement between U. S. Steel and Lone Star Technologies, Inc. (Lone Star), regulatory filings have been made under the Hart-Scott-Rodino Act in the United States and in several other nations. U. S. Steel expects that the transaction, which is subject to the approval of Lone Star’s shareholders and regulatory approvals, will be completed late in the second quarter or early in the third quarter of 2007.

This release contains forward-looking statements with respect to market conditions, operating costs, shipments and prices. Some factors, among others, that could affect market conditions, costs, shipments and prices for both domestic operations and USSE include global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of facility projects; natural gas and electricity prices and usage; raw materials availability and prices; the impact of fixed prices in energy and raw materials contracts (many of which have terms of one year or longer) as compared to shorter-term contracts and spot prices of steel products; changes in environmental, tax and other laws; employee strikes; power outages or curtailments; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Economic conditions and political factors in Europe that may affect USSE’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. Consummation of the Lone Star acquisition is subject to the approval of Lone Star’s shareholders, regulatory approvals and other customary conditions. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2006, and in subsequent filings for U. S. Steel.

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

The Seamless Pipe proceeding involves anti-dumping orders against product from Argentina, Brazil and Germany. The OCTG proceeding involves anti-dumping orders against product from Argentina,

Italy, Japan, Korea and Mexico, and drill pipe from Japan. All of these orders were imposed in 1995. The ITC conducted an injury hearing on seamless pipe on February 8, 2007 and on OCTG on April 12, 2007. On April 19, 2007, the ITC voted on the seamless pipe cases. The orders against Germany shall remain in place for an additional five years. The orders against Argentina and Brazil have been revoked. The ITC vote on the OCTG cases is scheduled for May 31, 2007. The orders against OCTG from Argentina and Mexico are subject to various challenges and appeals before the U.S. Court of International Trade, NAFTA binational panels and a World Trade Organization review panel. Adverse decisions in these cases could cause those orders to be prematurely terminated.

The Hot-Rolled proceeding involves anti-dumping orders against product from Argentina, China, India, Indonesia, Kazakhstan, Netherlands, Romania, South Africa, Taiwan, Thailand and Ukraine; and countervailing duty orders against product from Argentina, India, Indonesia, South Africa and Thailand. These orders were imposed in 2001. The DOC is engaged in investigations to determine whether dumping would be likely to continue or recur if any of the orders is revoked. The ITC will hold its injury hearing on July 31 and August 1, 2007, and will vote on October 10, 2007.

The Line Pipe proceeding involves antidumping orders against product from Japan and Mexico. These orders were imposed in December 2001 and February 2002, respectively. The DOC is engaged in investigations to determine whether dumping would be likely to continue or recur if any of the orders is revoked. The ITC will hold its injury hearing on July 26 and is scheduled to vote on October 2, 2007.

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

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in March 31, 2007 interest rates on the fair value of the U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)	Fair Value	Incremental Increase in Fair Value (b)
Non-Derivative Financial Instruments (a)
Financial assets:
Investments and long-term receivables	$31	$-
Financial liabilities:
Long-term debt (c) (d)	$894	$22

(a)

Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)

Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at March 31, 2007, on the fair value of our non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of our long-term debt at March 31, 2007.

(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

At March 31, 2007, U. S. Steel’s portfolio of long-term debt was comprised primarily of fixed-rate instruments. Our sensitivity to interest rate fluctuations is illustrated by the $22 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only to the extent that we elected to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value.

FOREIGN CURRENCY EXCHANGE RATE RISK

U. S. Steel, primarily through U. S. Steel Europe, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the euro, in particular U.S. dollars, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At March 31, 2007, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $24.0 million) and Slovak koruna (total notional value of approximately $66.8 million). A 10 percent increase in the March 31, 2007 euro forward rates would result in a $9.0 million charge to income.

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

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2007	2006
INCOME FROM OPERATIONS
Flat-rolled Products	$75	$127
U. S. Steel Europe	206	125
Tubular	102	177
Other Businesses	2	-

Segment Income from Operations	385	429
Retiree benefit expenses	(39)	(55)
Other items not allocated to segments:
Asset impairment charge	-	(5)

Total Income from Operations	$346	$369

CAPITAL EXPENDITURES
Flat-rolled Products	$50	$69
U. S. Steel Europe	30	44
Tubular	2	-
Other Businesses	26	14

Total	$108	$127

OPERATING STATISTICS
Average realized price: ($/net ton)(a)
Flat-rolled Products	$650	$616
U. S. Steel Europe	669	544
Tubular Products	1,435	1,506
Steel Shipments: (a)(b)
Flat-rolled Products	3,188	3,529
U. S. Steel Europe	1,652	1,508
Tubular Products	247	319
Raw Steel-Production: (b)
Domestic Facilities	3,713	4,141
U. S. Steel Europe	1,799	1,753
Raw Steel-Capability Utilization: (c)
Domestic Facilities	77.6%	86.6%
U. S. Steel Europe	98.2%	95.7%
Domestic iron ore production (b)	4,895	5,473
Domestic coke production (b)(d)	1,366	1,490
(a)	Excludes intersegment transfers.
(b)	Thousands of net tons.
(c)	Based on annual raw steel production capability of 19.4 million net tons for domestic facilities and 7.4 million net tons for U. S. Steel Europe.
(d)	Includes the 1314B Partnership.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of March 31, 2007, project costs have amounted to $54.6 million. In January 2007, U. S. Steel commenced additional dredging. The cost to complete this dredging is estimated to be $6.5 million. The Corrective Action Management Unit (CAMU) will remain available to receive dredged materials from the Grand Calumet River and could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $2.0 million for the next five years. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel will pay the public trustees $1.0 million at the end of the remediation project for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $1.0 million. In total, the accrued liability for the above projects based on the estimated remaining costs was $10.5 million at March 31, 2007.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites, D5, T2, and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel is preparing a revised closure plan for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a solid waste management unit (SWMU) under corrective action. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring is, $6.3 million for D5, $4.4 million for T2 and $10.9 million for D2 including a portion of the Refuse Area, at March 31, 2007.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Two Phase II RFI work plans have been submitted to EPA for approval. Four self-implementing interim measures have been completed. Through March 31, 2007, U. S. Steel had spent approximately $24.2 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel continues implementation of one self-implementing interim measure. U. S. Steel is preparing a final proposal to EPA seeking approval for perimeter groundwater monitoring and has completed an investigation of sediments in the West Grand Calumet Lagoon. The costs to complete the Phase I work and implement the field investigations for the submitted Phase II work plans, the anticipated perimeter groundwater monitoring, investigation of the West Grand Calumet Lagoon and implementation of the self-implementing interim measure are estimated to be $3.8 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement Corrective Measures necessary to address soil contamination at Gary Works. Additionally, U. S. Steel has removed a number of abandoned drums recently discovered in the West Grand Calumet Lagoon, disposed of the materials at the CAMU and continues to assess the scope of removal for the remaining drums.

U. S. Steel estimates the minimum cost of the Corrective Measures for soil contamination and drum removal to be approximately $3.9 million. Closure costs for the CAMU are estimated to be an additional $4.9 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was $12.6 million at March 31, 2007, based on the estimated remaining costs. It is reasonably possible that additional costs of $30 million may be incurred at the West Grand Calumet Lagoon in combination with the two RCRA projects at Fairfield Works, the RCRA program at Lorain Tubular, the RCRA project at the Fairless plant and the project at Duluth Works discussed elsewhere in this section.

Clairton

In March 2006, U. S. Steel met with Allegheny County Health Department (ACHD) to discuss entering into a Consent Order to address compliance with the stack opacity limit at the pushing emission control baghouse for B Battery. U. S. Steel and ACHD have agreed to enter into a Consent Order, which will include a compliance plan for the replacement of all 76 thru-walls on B Battery. ACHD has demanded a civil penalty in the amount of $500,000. The parties are in discussions about this demand. U. S. Steel is considering one or more Supplemental Environmental Projects (SEPs) to offset a significant portion of whatever penalty may be agreed to.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $500,000, and was recorded as an accrued liability as of March 31, 2007. It is reasonably possible that additional costs of $30 million may be incurred at this site in combination with the West Grand Calumet Lagoon at Gary Works, the two RCRA projects at Fairfield Works, the RCRA program at Lorain Tubular and the project at Duluth Works discussed elsewhere in this section.

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two SEPs at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved and field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. ADEM approved the Phase I RFI Report and requested a Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $754,000, and was recorded as an accrued liability as of March 31, 2007. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In January 1999, ADEM included the former Ensley facility site in Fairfield

Corrective Action. Based on results from our Phase I facility investigation of Ensley, U. S. Steel has identified approximately two acres of land at the former coke plant for remediation. The estimated cost to remediate this area and close Ensley was recorded as an accrued liability of $1.4 million as of March 31, 2007. While U. S. Steel does not possess information necessary to estimate reasonably possible additional costs at this site, they may range from insignificant to substantial. In total, the accrued liability for the projects described above was $2.4 million at March 31, 2007, based on estimated remaining costs. It is reasonably possible that additional costs of $30 million may be incurred at these sites in combination with the West Grand Calumet Lagoon at Gary Works, the RCRA project at the Fairless Plant, the RCRA program at Lorain Tubular and the project at Duluth Works discussed elsewhere in this section.

Great Lakes Works

On January 6, 2006, Great Lakes Works received a proposed administrative consent order from the Michigan Department of Environmental Quality (MDEQ) that alleged violations of NPDES permits at the facility. On February 13, 2007, MDEQ and U. S. Steel agreed to a revised Administrative Consent Order that resolves this matter. The Administrative Consent Order requires U. S. Steel to pay a civil penalty of $300,000 and reimburse MDEQ $50,000 in costs; and the Order identifies certain compliance actions that address the alleged violations. Great Lakes Works has initiated work on some of these compliance actions, has completed some, and is committed to submitting plans or recommending options to MDEQ for others, in conformance with the schedule specified in the Order. One of the compliance actions addresses three river basins along the Detroit River and U. S. Steel has initiated the corrective measure necessary to remove historic basin sediments from these areas. As of March 31, 2007, $1.1 million has been spent on the project, and a liability of $1.7 million has been recorded for estimated costs to complete the river basin project. Another compliance action includes modifications to the Cold Mill Wastewater Treatment Plant where U. S. Steel has agreed to rehabilitate four clarifiers and two wastewater conveyance pipelines, upgrade the computer control system and evaluate other potential improvements of this system. Some elements of this project have been completed at a cost of $1.4 million and U. S. Steel anticipates that it could spend an additional $5.1 million, most of which will be capitalized. Costs to complete the remaining compliance actions are presently not determinable.

Duluth Works

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.4 million for cleanup and agency oversight costs through March 31, 2007. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is conducting an engineering study of the estuary sediments. The method and extent of remediation at this site is presently unknown, therefore, future costs are indeterminable. Study and oversight costs are currently estimated at $313,000, and were recorded as an accrued liability as of March 31, 2007. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five-year review recommendations. It is reasonably possible that additional costs of $30 million may be incurred at this site in combination with the West Grand Calumet Lagoon at Gary Works, the two RCRA projects at Fairfield Works, the RCRA program at Lorain Tubular and the RCRA project at the Fairless Plant discussed elsewhere in this section.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between

U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel Company’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, has commenced the development of work plans that are necessary to begin field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel has recorded an accrued liability of $23.2 million as of March 31, 2007, for our estimated share of the remaining costs of remediation.

Other

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB), entered into a consent order to conduct an investigation and develop remediation alternatives. In 2004, a remedial action design report was submitted to and approved by KDHE. U. S. Steel anticipates that our 50 percent share of the costs necessary to complete the remedial design and implement the preferred remedy will be approximately $3.4 million. In 2005, KDHE and the U.S. Fish and Wildlife Service asserted a claim against U. S. Steel and SSB (now called CitiGroup Global Market Holdings, Inc.) for natural resource damages at the site and nearby creek. On March 23, 2007, U. S. Steel signed a consent decree that will settle this claim for a cash payment and U. S. Steel’s share is $247,875. On August 17, 2006, both parties received a demand from the DOJ for approximately $1.7 million for past costs incurred by EPA in cleaning up the site and surrounding residential yards, U. S. Steel’s share being 50 percent of the claim for past costs. U. S. Steel and CitiGroup signed an agreement to extend until May 31, 2007 the date by which an action on the claim must be filed with the court.

ASBESTOS LITIGATION

U. S. Steel is a defendant in approximately 310 active cases involving approximately 3,300 plaintiffs (claims). At December 31, 2006, U. S. Steel was a defendant in approximately 300 active cases involving approximately 3,700 plaintiffs. Almost 3,000, or approximately 91 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Of these claims, over 1,500 are pending in Mississippi and over 1,200 are pending in Texas. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Mississippi and Texas have amended their laws to curtail mass filings. As a consequence, the approximately 450 claims filed last year name either a single individual or a handful of individuals.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2004	14,800	5,300	1,500	11,000	$14.6
December 31, 2005	11,000	3,800	1,200	8,400	$11.0
December 31, 2006	8,400	5,150	450	3,700	$8.0
March 31, 2007	3,700	600	200	3,300	$1.4

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

Item 1A. RISK FACTORS

During the first quarter of 2007, there were no material changes to the risk factors that were disclosed in Item 1A of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

U. S. Steel had no sales of unregistered securities during the period covered by this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by U. S. Steel of its equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2007	110,000	$72.39	110,000	7,541,200
February 1-28, 2007	85,000	$86.95	85,000	7,456,200
March 1-31, 2007	110,000	$90.80	110,000	7,346,200

Item 6. EXHIBITS

4.1	Commitment letter with J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A.

10.1	Base Salaries of Named Executive Officers

10.2	Summary of Non-Employee Director Compensation Arrangements

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SI GNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Larry G. Schultz

Larry G. Schultz
Vice President and Controller

April 25, 2007

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.