Form 10-Q
period 2007-06-30
UNITED STATES STEEL CORP
filed 2007-07-25
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes      No Ö

Common stock outstanding at July 24, 2007 – 118,214,529 shares

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2007	2006	2007	2006
Net sales:
Net sales	$3,938	$3,857	$7,448	$7,378
Net sales to related parties	290	250	536	457

Total	4,228	4,107	7,984	7,835

Operating expenses (income):
Cost of sales (excludes items shown below)	3,595	3,339	6,774	6,437
Selling, general and administrative expenses	138	156	277	314
Depreciation, depletion and amortization (Note 7)	118	114	229	226
Income from investees	(10)	(13)	(12)	(20)
Net gains on disposal of assets	(3)	(1)	(13)	(2)
Other income, net	(1)	(2)	(8)	(3)

Total	3,837	3,593	7,247	6,952

Income from operations	391	514	737	883
Net interest and other financial costs (Note 8)	34	14	39	30

Income before income taxes and minority interests	357	500	698	853
Income tax provision (Note 9)	53	91	119	181
Minority interests	2	5	4	12

Net income	302	404	575	660
Dividends on preferred stock	-	(4)	-	(8)

Net income applicable to common stock	$302	$400	$575	$652

Income per common share (Note 10):
Net income per share:
- Basic	$2.55	$3.60	$4.86	$5.93
- Diluted	$2.54	$3.22	$4.83	$5.26
Weighted average shares, in thousands:
- Basic	118,221	111,129	118,232	109,949
- Diluted	118,891	125,242	118,920	125,371

Dividends paid per share	$0.20	$0.15	$0.40	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,103	$1,422
Receivables, less allowance of $42 and $58 (Note 14)	2,119	1,681
Receivables from related parties (Note 16)	141	118
Inventories (Note 11)	2,055	1,604
Deferred income tax benefits (Note 9)	306	362
Other current assets	32	9

Total current assets	5,756	5,196
Investments and long-term receivables, less allowance of $6 and $6	333	336
Property, plant and equipment - net (Note 7)	4,932	4,429
Prepaid pensions	441	330
Deferred income tax benefits (Note 9)	19	103
Intangibles - net (Note 7)	267	-
Goodwill	972	-
Other noncurrent assets	193	192

Total assets	$12,913	$10,586
Liabilities
Current liabilities:
Accounts payable	$1,555	$1,254
Accounts payable to related parties (Note 16)	71	59
Bank checks outstanding	129	66
Payroll and benefits payable	1,049	1,028
Accrued taxes (Note 9)	198	182
Accrued interest	46	31
Short-term debt and current maturities of long-term debt (Note 12)	49	82

Total current liabilities	3,097	2,702
Long-term debt (Note 12)	2,125	943
Employee benefits	2,152	2,174
Deferred income tax liabilities (Note 9)	135	-
Deferred credits and other liabilities	410	364

Total liabilities	7,919	6,183

Contingencies and commitments (Note 17)
Minority interests	34	38

Stockholders’ Equity:
Common stock (123,785,911 and 123,785,911 shares issued) (Note 10)	124	124
Treasury stock, at cost (5,492,554 and 5,240,810 shares)	(355)	(317)
Additional paid-in capital	2,954	2,942
Retained earnings	3,426	2,902
Accumulated other comprehensive loss (Note 15)	(1,189)	(1,286)

Total stockholders’ equity	4,960	4,365

Total liabilities and stockholders’ equity	$12,913	$10,586

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2007	2006
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$575	$660
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	229	226
Provision for doubtful accounts	(12)	2
Pensions and other postretirement benefits	(85)	(50)
Minority interests	4	12
Deferred income taxes	49	43
Net gains on disposal of assets	(13)	(2)
Distributions received, net of equity investees income	14	4
Changes in:
Current receivables - sold	40	-
- repurchased	(40)	-
- operating turnover	(297)	(367)
Inventories	108	(30)
Current accounts payable and accrued expenses	229	115
All other, net	(11)	(45)

Net cash provided by operating activities	790	568

Investing activities:
Capital expenditures	(250)	(251)
Acquisition of Lone Star Technologies, Inc.	(1,990)	-
Disposal of assets	18	6
Restricted cash, net	1	-
Investments, net	(2)	-

Net cash used in investing activities	(2,223)	(245)

Financing activities:
Issuance of long-term debt, net of financing costs	1,583	-
Repayment of long-term debt	(449)	(156)
Common stock issued	15	10
Common stock repurchased	(58)	(117)
Distribution to minority interest owners	(7)	(13)
Dividends paid	(47)	(36)
Change in bank checks outstanding	63	(13)
Excess tax benefits from stock-based compensation	8	1

Net cash provided by (used in) financing activities	1,108	(324)

Effect of exchange rate changes on cash	6	(1)

Net decrease in cash and cash equivalents	(319)	(2)
Cash and cash equivalents at beginning of year	1,422	1,479

Cash and cash equivalents at end of period	$1,103	$1,477

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) produces and sells steel mill products, including flat-rolled and tubular in the United States and Central Europe. Operations in the United States also include iron ore mining and processing to supply steel producing units, real estate management and development, and transportation services.

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

In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) issue number 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. U. S. Steel expects the effect of adopting EITF 06-11 to be immaterial to its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS 159 is effective as of January 1, 2008. U. S. Steel does not expect any material financial statement implications relating to the adoption of this Statement.

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

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), and Tubular Products (Tubular). The Tubular segment consists of U. S. Steel’s traditional tubular business, which is largely seamless, and the welded tubular business acquired from Lone Star Technologies, Inc. (Lone Star) on June 14, 2007, as discussed in Note 4. The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations. Income from operations for reportable segments and Other Businesses does not include net interest and other financial costs, the income tax provision, benefit expenses for current retirees and certain other items that management believes are not indicative of future results. Information on segment assets is not disclosed, as the chief operating decision maker does not review it.

The accounting principles applied at the operating segment level in determining income from operations are generally the same as those applied at the consolidated financial statement level. The transfer value for steel rounds from Flat-rolled to Tubular and the transfer value for domestic iron ore pellets from Other Businesses to Flat-rolled are set at the beginning of each year based on expected total production costs and may be adjusted quarterly if actual production costs warrant. The transfer value for steel slabs and bands to the welded tubular units acquired from Lone Star and all other intersegment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level. Corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations for the second quarter of 2007 and 2006 are:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
Second Quarter 2007
Flat-rolled	$2,509	$84	$2,593	$7	$92
USSE	1,239	-	1,239	-	244
Tubular	405	-	405	3	97

Total reportable segments	4,153	84	4,237	10	433
Other Businesses	75	293	368	-	1
Reconciling Items	-	(377)	(377)	-	(43)
Total	$4,228	$-	$4,228	$10	$391
Second Quarter 2006
Flat-rolled	$2,581	$118	$2,699	$13	$212
USSE	1,003	-	1,003	-	188
Tubular	444	-	444	-	146

Total reportable segments	4,028	118	4,146	13	546
Other Businesses	79	297	376	-	33
Reconciling Items	-	(415)	(415)	-	(65)
Total	$4,107	$-	$4,107	$13	$514

The results of segment operations for the first six months of 2007 and 2006 are:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
First Six Months 2007
Flat-rolled	$4,698	$169	$4,867	$10	$167
USSE	2,399	-	2,399	-	450
Tubular	761	-	761	3	199

Total reportable segments	7,858	169	8,027	13	816
Other Businesses	126	457	583	(1)	3
Reconciling Items	-	(626)	(626)	-	(82)
Total	$7,984	$-	$7,984	$12	$737
First Six Months 2006
Flat-rolled	$4,907	$241	$5,148	$20	$339
USSE	1,857	9	1,866	-	313
Tubular	929	-	929	-	323

Total reportable segments	7,693	250	7,943	20	975
Other Businesses	142	476	618	-	33
Reconciling Items	-	(726)	(726)	-	(125)
Total	$7,835	$-	$7,835	$20	$883

The following is a schedule of reconciling items to income from operations:

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Items not allocated to segments:
Retiree benefit expenses	$(43)	$(65)	$(82)	$(120)
Other items not allocated to segments:
Asset impairment (Note 7)	-	-	-	(5)

Total other items not allocated to segments	-	-	-	(5)

Total reconciling items	$(43)	$(65)	$(82)	$(125)

4.	Acquisition

On June 14, 2007, U. S. Steel acquired all of the outstanding shares of Lone Star for $2,050 million ($67.50 per share).

The results of operations for Lone Star are included in U. S. Steel’s consolidated statement of operations as of the date of the acquisition. Lone Star is being reported as part of U. S. Steel’s Tubular segment.

Lone Star manufactures welded oil country tubular goods, standard and line pipe, and tubular couplings and is a provider of finishing services. The acquisition is expected to strengthen U. S. Steel’s position as a premier producer of tubular products for the energy sector. It is also anticipated that it will generate annual, sustainable synergies, with the full impact to be realized by the end of 2008. The synergies are anticipated through steel sourcing and processing, as well as through overhead cost reductions and the leveraging of best practices.

The total purchase price of $1,990 million reflects the $2,050 million share purchase, net of cash acquired of $71 million, and including direct acquisition costs of $11 million. The acquisition was recorded by allocating the cost of the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. We are in the process of evaluating the allocation of goodwill across our reporting units. The amount allocated to goodwill is reflective of the benefit U. S. Steel expects to realize from expanding our Tubular operations and from running our Flat-rolled segment at higher operating rates.

The acquisition has been accounted for in accordance with FAS 141, “Business Combinations.” The following table presents the preliminary allocation of the aggregate purchase price based on estimated fair values:

(In millions)
Assets Acquired:
Receivables	$129
Inventories	549
Other current assets	12
Property, plant & equipment	460
Identifiable intangible assets	265
Goodwill	972
Other noncurrent assets	50

Total Assets	2,437

Liabilities Assumed:
Accounts payable	141
Payroll and benefits payable	24
Other current liabilities	20
Employee benefits	34
Deferred income tax liabilities	218
Other noncurrent liabilities	10

Total Liabilities	447

Purchase price – net of cash acquired	$1,990

U. S. Steel is in the process of completing valuations of certain tangible and intangible assets acquired from Lone Star. As such, the allocation of the purchase price is subject to revision. U. S. Steel is also conforming accounting policies and procedures and evaluating assets and liabilities assumed. The results of this process may lead to adjustments to the purchase price allocation presented above (See Note 17).

The goodwill amount is not deductible for tax purposes. The identifiable intangible assets, principally water rights and customer relationships, are not deductible for tax purposes. Customer relationships will be subject to amortization for book purposes over a period of approximately 20 years. It was determined that water rights have an indefinite life. Goodwill and intangible assets with an indefinite life will be subject to impairment testing on an annual basis in accordance with FAS 142, “Goodwill and Other Intangible Assets.”

The following unaudited pro forma information for U. S. Steel includes the results of the Lone Star acquisition as if it had been consummated at the beginning of the periods presented. The unaudited pro forma data is based on historical information and does not include any anticipated cost savings or other effects of the integration of Lone Star. Accordingly, the unaudited pro forma data does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2007	2006	2007	2006
Net sales	$4,501	$4,456	$8,561	$8,528
Net income	276	416	546	695
Net income per share:
- Basic	$2.34	$3.75	$4.62	$6.32
- Diluted	$2.32	$3.32	$4.59	$5.54

Following the acquisition, Welspun Gujarat Stahl Rohren Limited exercised its option to terminate the Welspun-Lone Star Tubulars LLC joint venture that had been formed on December 20, 2006. Lone Star had held a 40 percent interest in this joint venture.

5.	Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted under several stock-based employee compensation plans and are more fully described in Note 12 of the United States Steel Corporation 2006 Annual Report on Form 10-K. Effective January 1, 2006, U. S. Steel adopted the fair value recognition provisions of FAS No. 123R, “Share-Based Payments,” (FAS 123(R)). FAS 123(R) requires that the cost resulting from all stock-based payments be recognized based on the grant date fair value of the award. U. S. Steel recognized pretax stock-based compensation cost in the amount of $8 million and $9 million in the first six months of 2006 and 2007, respectively.

Recent grants of stock-based compensation consist of stock options, restricted stock and performance stock awards. The Compensation & Organization Committee of the Board of Directors (the Compensation Committee) has made grants of stock-based awards under a stockholder approved stock incentive plan (the Plan). The following table is a general summary of the awards made under the Plan.

	May 2007 Grant		May 2006 Grant
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Stock Options	215,330	$44.90	344,490	$27.05
Restricted Stock	151,845	$109.32	229,380	$65.40
Performance Shares(c)	58,300	$140.66	95,400	$63.74
(a)	The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b)	Per share amounts
(c)	The number of Performance Shares shown represents the target value of the award.

As of June 30, 2007, total future compensation cost related to nonvested stock-based compensation arrangements was $43 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.6 years.

In accordance with FAS 123(R), compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock option awards vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions	May 2007 Grant	May 2006 Grant
Grant date price per share of option award	$109.32	$65.40
Expected annual dividends per share, at grant date	$0.80	$0.60
Expected life in years	5	5
Expected volatility	43%	43%
Risk-free interest rate	4.5%	4.8%
Grant date fair value per share of unvested option awards as calculated from above	$44.90	$27.05

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

Restricted stock awards vest ratably over three years. The fair value of the restricted stock awards is the market price of the underlying common stock on the date of grant.

Performance stock awards vest at the end of a three-year performance period as a function of U. S. Steel’s total shareholder return compared to the total shareholder returns of peer companies over the three-year performance period. Performance stock awards can vest at between zero and 200 percent of the target award. The fair value of the performance stock awards is calculated using a Monte-Carlo simulation.

6.	Pensions and Other Benefits

The following table reflects components of net periodic benefit cost for the three months ended June 30, 2007 and 2006:

	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Service cost	$24	$25	$4	$3
Interest cost	100	102	39	37
Expected return on plan assets	(142)	(139)	(13)	(11)
Amortization of prior service cost	6	15	(9)	(12)
Amortization of net loss	32	38	10	10

Net periodic benefit cost, excluding below	20	41	31	27
Multiemployer plans	7	7	-	-

Net periodic benefit cost	$27	$48	$31	$27

The following table reflects components of net periodic benefit cost for the six months ended June 30, 2007 and 2006:

	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Service cost	$48	$49	$7	$7
Interest cost	200	204	78	74
Expected return on plan assets	(283)	(279)	(26)	(22)
Amortization of prior service cost	12	31	(17)	(23)
Amortization of net loss	64	76	20	19

Net periodic benefit cost, excluding below	41	81	62	55
Multiemployer plans	14	14	-	-
Settlement loss and termination benefits	1	-	-	-

Net periodic benefit cost	$56	$95	$62	$55

During the third quarter of 2006, approximately 1,800 U. S. Steel Balkan (USSB) employees (or 23 percent of the workforce) accepted a severance or voluntary early retirement plan (VERP). Employee severance and net employee benefit charges of $21 million (including $12 million in settlement, termination and curtailment losses) were recorded for these employees in 2006. Of this expense, $4 million was recorded in selling, general, and administrative expenses and $17 million in cost of sales. As of March 31, 2007, all employees included in the VERP had left the company and $24 million of cash payments had been made.

In conjunction with the VERP that was begun in the third quarter of 2006, USSB retained the option to eliminate additional positions. As of June 30, 2007, approximately 500 employees had left the company under the second phase of the program resulting in employee severance and net employee benefit charges of $7 million (including $1 million of termination losses). Of this expense, $2 million was recorded in selling, general, and administrative expenses, $5 million in cost of sales and cash payments of $7 million had been made. The impact of this program on the second quarter 2007 was $2 million.

Employer Contributions

In October 2006, U. S. Steel’s Board of Directors authorized additional contributions to U. S. Steel’s trusts for pensions and health care of up to $300 million through the end of 2008. U. S. Steel previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to make a voluntary contribution of $140 million to its main defined benefit pension plan in 2007, and make cash payments of $7 million to plans not funded by trusts and $31 million to the Steelworkers Pension Trust. As of June 30, 2007, U. S. Steel had made a $70 million voluntary contribution to its main defined benefit pension plan, cash payments of $6 million to other plans and cash payments of $15 million to the Steelworkers Pension Trust, respectively. U. S. Steel may make additional voluntary contributions to its main defined benefit pension plan in subsequent quarters of 2007.

As of June 30, 2007, $10 million in contributions had been made to other postretirement plans and cash payments of $103 million had been made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $6 million and $5 million for the three months ended June 30, 2007 and 2006, respectively, and $12 million and $10 million for the six months ended June 30, 2007 and 2006, respectively.

7.	Depreciation, Depletion and Amortization

U. S. Steel records depreciation on a modified straight-line method for steel-related assets located in the United States, that are not associated with the operations of Lone Star, based upon raw steel production levels. Applying modification factors decreased expenses by $12 million and $1 million for the second quarter 2007 and 2006, respectively, and by $26 million and $9 million for the six months ended June 30, 2007 and 2006, respectively, when compared to a straight-line calculation. Straight-line depreciation is used by USSE and Lone Star.

Accumulated depreciation and depletion totaled $7,902 million and $7,768 million at June 30, 2007 and December 31, 2006, respectively. There is $1 million of accumulated amortization related to the intangible assets arising from the Lone Star acquisition.

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

8.	Net Interest and Other Financial Costs

Net interest and other financial costs include foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s operations. During the second quarter 2007, net foreign currency losses of $2 million were recorded in net interest and other financial costs, compared with foreign currency gains and losses that netted to zero in the second quarter 2006.

Net interest and other financial costs for the second quarter 2007 include a charge of $23 million for the premium and write-off of debt issue costs related to the full redemption of the 9.75% Senior Notes. In the first quarter 2007 a $3 million charge was incurred to write off debt issue costs related to the full redemption of the Senior Quarterly Income Debt Securities. See Note 12.

9.	Income Taxes

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

The total amount of unrecognized tax benefits were $48 million and $44 million as of June 30, 2007 and January 1, 2007, respectively. If these unrecognized tax benefits were recognized, the annual effective tax rate would decrease by approximately two percentage points. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of June 30, 2007 and January 1, 2007, U. S. Steel had an accrued liability of $4 million and $2 million, respectively for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.

Provision for taxes

The income tax provision in the first six months of 2007 reflects an estimated annual effective tax rate of 17 percent. This estimated annual effective rate requires management to make its best estimate of annual pretax income for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2007 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2007 could be materially different from the forecast annual tax provision as of the end of the second quarter.

Taxes on Foreign Income

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the year in which the credit is claimed and the following four years. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for the years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. The Slovak tax authority has confirmed that USSK has fulfilled all of the necessary conditions for claiming the tax credit for the years 2000 through 2005. As a result of conditions imposed when Slovakia joined the European Union (EU) that were amended by a 2004 settlement with the EU, the total tax credit granted to USSK for the period 2000 through 2009 is limited to $430 million. Based on the credits previously used and forecasts of future taxable income, management expects that this limit will be reached during 2008. Additionally, the conditions for claiming the tax credit also limit USSK’s annual production of flat-rolled products and its sale of flat-rolled products into the EU. Management does not believe the production and sales limits are materially burdensome, and they will expire at the end of 2009, if not before. During 2006 and in the first six months of 2007, a current income tax provision was recorded for USSK because the tax credit is limited to 50 percent of the statutory rate.

Tax years subject to Examination

Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2004 and forward*

U.S. States – 2002 and forward

Slovakia – 2000 and forward

Serbia – 2003 and forward

*Lone Star Technologies has open tax years for its U.S. federal returns dating back to 1988 due to the presence of net operating loss (NOL) carryforwards.

Status of IRS Examinations

The 2002-2003 IRS audit of U. S. Steel’s tax returns was completed in the second quarter of 2006 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from the settlement of these audits. NOLs generated in the years 2002 and 2003 were carried forward and fully utilized in U. S. Steel’s 2004 and 2005 tax returns, which are currently under examination by the IRS. These NOLs are subject to review as part of that examination.

Deferred taxes

As of June 30, 2007, the net domestic deferred tax asset was $173 million compared to $446 million at December 31, 2006, and is primarily attributable to employee benefit liabilities not yet deducted for tax purposes. Based on factors such as the length of time over which the deduction for employee benefit liabilities will be claimed on tax returns, the current law provisions which permit loss carryforwards for an extended period, and U. S. Steel’s demonstrated ability to utilize the entire amount of tax deductions and tax attributes over previous business cycles, management fully expects to realize tax benefits for the entire amount of these recorded tax assets.

As of June 30, 2007, the amount of net foreign deferred tax assets recorded was $18 million, net of an established valuation allowance of $99 million. As of December 31, 2006, the amount of net foreign deferred tax assets recorded was $19 million, net of an established valuation allowance of $90 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna and the Serbian dinar. A full valuation allowance of $85 million is provided for the Serbian deferred tax assets which mainly consist of investment tax credits. Although investment tax credits can be carried forward for up to ten years, it is expected that future years’ investment tax credits, which are required to be used first, will completely offset future income taxes.

10.	Preferred and Common Shares, Income Per Common Share

Preferred Share Conversion

The Series B Preferred shares were converted into approximately 16 million shares of U. S. Steel common stock on June 15, 2006. Preferred stock dividends reduced retained earnings by $4 million in the first quarter 2006. Following this conversion, no preferred shares remained outstanding.

Common Stock Repurchase Program

U. S. Steel has repurchased common stock from time to time in the open market. During the second quarter and first six months of 2007, 304,900 and 609,900 shares of common stock were repurchased for $33 million and $58 million, respectively. At June 30, 2007, 7,041,300 shares remained authorized to be repurchased. During 2006, U. S. Steel repurchased 7,247,600 shares of common stock for $442 million under this program.

Income Per Common Share

Basic net income per common share was calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options, the vesting of restricted stock and the conversion of preferred stock, provided in each case the effect is dilutive. For the second quarter and six months ended June 30, 2007, 669,851 shares and 687,659 shares of common stock, respectively, related to stock options and restricted stock, have been included in the computation of diluted net income because their effect was dilutive. For the second quarter and six months ended June 30, 2006, 14,113,262 shares and 15,421,732 shares of common stock, respectively, related to stock options, restricted stock and the conversion of preferred stock have been included in the calculation of diluted net income. Net income in 2006 was not adjusted for preferred stock dividend requirements since their conversion was assumed.

Dividends Paid Per Share

The dividend rate for the second quarter and first quarter of 2007 was 20 cents per common share. The dividend rate for the second quarter and first quarter of 2006 was 15 cents and 10 cents per common share, respectively.

11.	Inventories

Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing for USSE. The last-in, first-out (LIFO) method is the predominant method of inventory costing for inventories in the United States. At June 30, 2007 and December 31, 2006, the LIFO method accounted for 70 percent and 67 percent of total inventory values, respectively.

(In millions)	June 30, 2007	December 31, 2006
Raw materials	$470	$560
Semi-finished products	847	597
Finished products	683	368
Supplies and sundry items	55	79

Total	$2,055	$1,604

Current acquisition costs were estimated to exceed these inventory values by $960 million at June 30, 2007 and by $900 million at December 31, 2006. Cost of sales was not impacted in second quarter 2007 and was reduced by $1 million in the second quarter 2006 and reduced by $13 million and $8 million in the first six months of 2007 and 2006, respectively, as a result of liquidations of LIFO inventories.

Inventory includes $70 million and $65 million of land held for residential or commercial development as of June 30, 2007 and December 31, 2006, respectively.

U. S. Steel has coke swap agreements with other steel manufacturers designed to reduce transportation costs. The coke swaps are recorded at cost in accordance with APB 29, “Accounting for Nonmonetary Transactions” and FAS No. 153, “Exchanges of Nonmonetary Assets.” U. S. Steel shipped approximately 435,000 tons and received approximately 445,000 tons of coke under the swap agreements during the first six months of 2007. U. S. Steel shipped approximately 195,000 tons and received approximately 170,000 tons of coke under the swap agreements during 2006. There was no income statement impact related to these swaps.

12.	Debt

(In millions)	Interest Rates %	Maturity	June 30, 2007	Dec. 31, 2006
Senior Notes	6.65	2037	$350	$-
Senior Notes	6.05	2017	450	-
Senior Notes	5.65	2013	300	-
Senior Notes	9.75	2010	-	378
Senior Notes	10.75	2008	20	20
Senior Quarterly Income Debt Securities	10	2031	-	49
Term Loan	Variable	2008 – 2012	500	-
Environmental Revenue Bonds	4.75 - 6.25	2009 – 2033	458	458
Fairfield Caster Lease		2007 – 2012	54	60
Other capital leases and all other obligations		2007 – 2014	45	60
Credit Agreement, $750 million	Variable	2012	-	-
USSK credit facilities, €60 million ($81 and $79 million)	Variable	2009	-	-
USSB credit facility, €25 million ($34 and $33 million)	Variable	2008	-	-

Total			2,177	1,025
Less unamortized discount			3	-
Less short-term debt and long-term debt due within one year			49	82

Long-term debt			$2,125	$943

U. S. Steel redeemed the Senior Quarterly Income Debt Securities (Quarterly Debt Securities) on January 2, 2007 at 100 percent of the principal amount together with accrued, but unpaid interest at the redemption date.

On May 11, 2007, U. S. Steel entered into an unsecured five-year $750 million Credit Agreement (Credit Agreement). The Credit Agreement provides for borrowings at interest rates based on defined, short-term, market rates and has an interest rate coverage ratio and a leverage ratio covenant and other customary terms and conditions including limitations on liens, sale-leaseback transactions and mergers. The Credit Agreement expires in 2012 and replaced U. S. Steel’s $600 million revolving credit facility that was secured by inventory (the Inventory Facility).

On May 21, 2007, U. S. Steel issued a total of $1,100 million of senior notes consisting of $350 million at 6.65% due 2037, $450 million at 6.05% due 2017, and $300 million at 5.65% due 2013, collectively, the Senior Notes. Interest is payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2007. The Senior Notes were issued under U. S. Steel’s shelf registration statement and were not listed on any national securities exchange. Proceeds from the sale of the Senior Notes were used to finance a portion of the Lone Star acquisition (see Note 4) and to redeem the 9.75% Senior Notes due 2010, as discussed below. The Senior Notes restrict our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets.

On June 11, 2007, U. S. Steel entered into a $500 million five-year term loan (the Term Loan). Proceeds from the Term Loan were used to finance a portion of the Lone Star acquisition (see Note 4). On each anniversary date a mandatory principal payment of $25 million is due. Interest on the Term Loan is based on defined, short-term market rates and is due at least quarterly. The agreement for the Term Loan contains the same financial covenants and limitations as the Credit Agreement.

On June 20, 2007, U. S. Steel redeemed $378 million principal amount of the 9.75% Senior Notes, at 104.875% of the principal amount, plus accrued interest. In conjunction with this redemption and the termination of the Inventory Facility, U. S. Steel has decreased the restrictive nature of the covenants and events of default to which we are subject. (See Note 8 for net interest and other financial costs associated with this redemption.)

At June 30, 2007, in the event of a change in control of U. S. Steel, debt obligations totaling $1,100 million may be declared immediately due and payable, and if certain conditions are met an additional $500 million may also be due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $68 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel was in compliance with all of its debt covenants at June 30, 2007.

13.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	June 30, 2007	December 31, 2006
Balance at beginning of year	$33	$27
Foreign currency translation effects	-	3
Accretion expense	2	3

Balance at end of period	$35	$33

Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate their fair value.

14.	Variable Interest Entities

In accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), U. S. Steel consolidates the following entities.

Clairton 1314B Partnership

U. S. Steel is the sole general partner and there are two unaffiliated limited partners of the Clairton 1314B Partnership (1314B Partnership), which owns two of the twelve coke batteries at Clairton Works. Because U. S. Steel is the primary beneficiary of this entity, U. S. Steel consolidates this partnership in its financial results. U. S. Steel is responsible for purchasing, operations and sales of coke and coke by-products. U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for credits under Section 29 of the Internal Revenue Code. Furthermore, U. S. Steel, under certain circumstances, has indemnified the 1314B Partnership for environmental obligations. See Note 17 for further discussion of commitments related to the 1314B Partnership.

Blackbird Acquisition Inc.

Blackbird Acquisition Inc. (Blackbird) is an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird. At June 30, 2007, there were no assets or liabilities consolidated through Blackbird.

U. S. Steel Receivables, LLC

U. S. Steel has a receivables purchase program. Trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned consolidated special purpose entity. USSR can then sell revolving interests in the receivables to certain commercial paper conduits. On June 20, 2007, $40 million of accounts receivable were sold to conduits. As of June 30, 2007, these receivables had been repurchased and $500 million was available under this facility. The Receivables Purchase Agreement expires on September 25, 2009, and does not require annual commitment extensions.

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. DRB manages the development and marketing of the property. The consolidation of DRB did not have a significant effect on U. S. Steel’s results for the quarter or six months ended June 30, 2007.

Chicago Lakeside Development, LLC

Chicago Lakeside Development, LLC (CLD) was established in 2006 to develop 275 acres of land that U. S. Steel owns in Chicago, Illinois. During the predevelopment phase of the project (expected to last approximately eighteen months), CLD will investigate the feasibility of the project and plan the development. U. S. Steel will contribute approximately 45 percent of the costs incurred during this phase. If CLD proceeds with the development, U. S. Steel will contribute its land to the entity for development. During the quarter and six months ended June 30, 2007, the consolidation of CLD reduced income from operations by $1 million and $3 million, respectively, which was partially offset by minority interests of $1 million and $2 million, respectively.

15.	Comprehensive Income

The following table reflects the components of comprehensive income:

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Net income	$302	$404	$575	$660
Changes in foreign currency translation adjustments, net of tax	19	51	53	186
Changes in employee benefit accounts, net of tax	24	-	44	-

Comprehensive income	$345	$455	$672	$846

16.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, raw materials, coke by-products, transportation services and fees for providing various management and other support services to equity and other related parties. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $290 million and $250 million for the quarters ended June 30, 2007 and 2006, respectively, and $536 million and $457 million for the six months ended June 30, 2007 and 2006, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties.

Purchases from equity investees for outside processing services amounted to $9 million for the quarters ended June 30, 2007 and 2006, and $18 million and $19 million for the six months ended June 30, 2007 and 2006, respectively.

Accounts payable to related parties include balances due PRO-TEC Coating Company (PRO-TEC) of $70 million and $57 million at June 30, 2007 and December 31, 2006, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to equity investees totaled $1 million and $2 million at June 30, 2007 and December 31, 2006, respectively.

17.	Contingencies and Commitments

U. S. Steel is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed in this note. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

U. S. Steel accrues for estimated costs related to existing lawsuits, claims and proceedings when it is probable that it will incur these costs in the future.

Asbestos matters – As of June 30, 2007, U. S. Steel was a defendant in approximately 300 active cases involving approximately 3,050 plaintiffs. At December 31, 2006, U. S. Steel was a defendant in approximately 300 active cases involving approximately 3,700 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). Almost 2,750, or approximately 90 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the second quarter of 2007, U. S. Steel paid approximately $4 million in settlements. These settlements, along with review of case docket information for certain states, and voluntary and involuntary dismissals, resulted in the disposition of approximately 350 claims. New case filings added approximately 100 claims. During 2006, U. S. Steel paid approximately $8 million in settlements. These settlements, along with review of case docket information for certain states, and voluntary and involuntary dismissals, resulted in the disposition of approximately 5,150 claims. New case filings added approximately 450 claims. The active cases and plaintiffs include cases involving Lone Star and its subsidiaries.

Historically, these claims against U. S. Steel fall into three major groups: (1) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel; (2) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); and (3) claims made by industrial workers allegedly exposed to products formerly manufactured by U. S. Steel. While U. S. Steel has excess casualty insurance, these policies have multi-million dollar self-insured retentions. To date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims. One Lone Star subsidiary has insurance coverage.

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 130 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities, excluding Lone Star which is discussed below, totaled $136 million at June 30, 2007, of which $18 million was classified as current, and $140 million at December 31, 2006, of which $18 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $3 million, and $6 million for the quarters ended June 30, 2007 and 2006, respectively, and $7 million and $11 million for the six months ended June 30, 2007 and 2006, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 25 percent.

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

Projects with Ongoing Study and Scope Development – There are seven environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs, including two at Fairfield Works, one at Lorain Tubular, and one at the Fairless Plant, a possible remediation of the West Grand Calumet Lagoon at Gary Works, a voluntary remediation at the former steel making plant at Joliet, Illinois, and one state Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) program at the Duluth St. Louis Estuary and Upland Project. As of June 30, 2007, accrued liabilities for these projects totaled $4 million for the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects may prove insignificant or could range in the aggregate up to $30 million. It is anticipated that the scope of one of the Fairfield Works RCRA projects and the possible Gary Works West Grand Calumet Lagoon Project will become defined during 2007 and may be removed from this category. The scope of the Duluth project, depending on agency negotiations, could become defined in 2007.

Significant Projects with Defined Scope – As of June 30, 2007, a total of $59 million was accrued for other projects at or related to Gary Works, as well as the Municipal Industrial & Disposal Company (MIDC) CERCLA site in Elizabeth, PA, where the scope of the work required is well developed. These Gary Works projects include the other RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site. These RCRA program projects are in the final study stage and data currently indicates that any further required remediation, beyond that which has been accrued, should not be material. The NRD claims have been resolved by final settlement orders and payment schedules are determined. The Grand Calumet River and the related CAMU project are essentially complete, except for currently accrued liabilities for costs associated with additional dredging, CAMU maintenance and wastewater treatment. A Closure Permit application has been submitted for the hazardous waste sites, that also address the one solid waste site, and there has been no meaningful agency action on the application. Investigation and studies and the remedial design have been completed for the MIDC project. U. S. Steel does not expect material additional costs related to these projects.

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including for the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the project, has developed work plans, is conducting field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel had an accrued liability of $23 million as of June 30, 2007 for its share of the remaining costs of remediation.

Other Projects – There are five other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2007 was $14 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at June 30, 2007 was $10 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $17 million at June 30, 2007 and were based on known scopes of work.

Administrative and Legal Costs – As of June 30, 2007, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2007 and 2006, such capital expenditures totaled $31 million and $46 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

Lone Star Obligations – With the acquisition of Lone Star, we assumed responsibility for a number of environmental liabilities at Lone Star facilities. At June 30, 2007 these obligations totaled approximately $9 million, of which $2 million was classified as current. This is in addition to amounts already discussed. We are currently in the process of evaluating each liability and we may make adjustments to the amounts accrued in conjunction with the purchase price allocation. It is anticipated that our evaluation will be completed by December 31, 2007.

Kyoto Protocol and CO2 Emissions – As a result of the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC) has established CO 2 limits for every EU member state. In 2004, the EC approved a national allocation plan, for the period 2005 through 2007, (NAP I) that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Slovak Ministry of the Environment (Ministry) imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. USSK is purchasing CO2 allowances needed to cover its anticipated shortfall for the remainder of the NAP l allocation period. Based on the value of purchased credits and current market value of CO2 allowances remaining to be purchased, a short-term other liability of $3 million was recognized on the balance sheet as of June 30, 2007. At December 31, 2006, the long-term liability was $7 million. On November 29, 2006, the EC issued a decision that Slovakia would be granted 25 percent fewer CO2 allowances than were requested in Slovakia’s second CO2 trading period, 2008-2012 (NAP II). Both Slovakia and USSK have filed legal actions against the EC to challenge this decision. The Ministry has not yet made an allocation of Slovakia’s CO2 allowances to companies within Slovakia for the NAP II period.

While ratification of the Kyoto Protocol in the United States has not occurred, there remains the possibility that limitations on greenhouse gases may be imposed. The impact of any such limitations on U. S. Steel’s domestic operations cannot be estimated at this time.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities cases (included in the $136 million of accrued liabilities for remediation already discussed), there are no other known environmental liabilities related to these transactions.

Guarantees – The guarantee of the liabilities of an unconsolidated entity of U. S. Steel totaled $2 million at June 30, 2007. In the event that any default related to the guaranteed liabilities occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

Contingencies related to Separation from Marathon – U. S. Steel separated from Marathon Oil Corporation (Marathon) on December 31, 2001 (the Separation). In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $33 million as of June 30, 2007 may be declared immediately due and payable. Further, $523 million related to Environmental Revenue bonds and various capital lease obligations may also be declared immediately due and payable.

Contingencies related to Lone Star Acquisition – Prior to the acquisition, Lone Star had an agreement with the Federal Deposit Insurance Corporation (FDIC) under which Lone Star agreed to pay to FDIC amounts equal to certain tax benefits arising from the utilization of tax loss carryovers and other tax attributes associated with a bank formerly owned by Lone Star. We are currently evaluating our obligations relative to this agreement, and the purchase price allocation presented in Note 4 may change as a result of our analysis. It is anticipated that our evaluation will be completed by December 31, 2007.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $21 million at June 30, 2007). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

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

1314B Partnership – See description of the partnership in Note 14. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at June 30, 2007, including interest and tax gross-up, is approximately $700 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is sufficient to cover exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $124 million as of June 30, 2007, and December 31, 2006, respectively, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At June 30, 2007, U. S. Steel’s domestic contract commitments to acquire property, plant and equipment totaled $166 million.

U. S. Steel is party to a take-or-pay arrangement that expires in 2008. Under this arrangement, U. S. Steel is required to accept pulverized coal each month or pay a minimum monthly charge of approximately $2 million. If U. S. Steel elects to terminate the contract early, a maximum termination payment of $55 million as of June 30, 2007, which declines over the duration of the agreement, may be required.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2006, and Item 1A. Risk Factors in this Form 10-Q. References in this Quarterly Report on Form 10-Q to “U. S. Steel”, “the Company”, “we”, “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context.

On June 14, 2007, U. S. Steel acquired all of the outstanding shares of Lone Star Technologies, Inc. (Lone Star), and Lone Star became a wholly owned subsidiary of U. S. Steel. Lone Star is a domestic manufacturer of high-quality welded oil country tubular goods (OCTG), standard and line pipe and tubular couplings, and a provider of finishing services. See Note 4 to Financial Statements for information regarding the acquisition. The results of operations for Lone Star are included in our Tubular segment as of the date of the acquisition. The facilities that were acquired include Lone Star Steel Company, a manufacturer of oilfield tubular products, standard and line pipe and specialty tubing products; Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc, a supplier of couplings used to connect individual sections of oilfield casing and tubing; Delta Tubular Processing, a provider of thermal treating and end-finishing services for oilfield production tubing; Delta Tubular International, a provider of high-quality threading, inspection and storage services to the OCTG market; Bellville Tube Company, L.P., an OCTG manufacturer; and Fintube Technologies, Inc., a manufacturer of specialty tubular products used in heat recovery technology applications. Lone Star also has a 50 percent ownership interest in Apolo Mecanica e Estruturas LTDA, a Brazilian supplier of welded casing, tubing, line pipe and other tubular products.

The acquisition of Lone Star increased our annual North American tubular manufacturing capability to 2.8 million tons.

RESULTS OF OPERATIONS

Net sales by segment for the second quarter and first six months of 2007 and 2006 are set forth in the following table:

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions, excluding intersegment sales)	2007	2006		2007	2006
Flat-rolled	$2,509	$2,581	-3%	$4,698	$4,907	-4%
USSE	1,239	1,003	24%	2,399	1,857	29%
Tubular	405	444	-9%	761	929	-18%

Total sales from reportable segments	4,153	4,028	3%	7,858	7,693	2%
Other Businesses	75	79	-5%	126	142	-11%

Net sales	$4,228	$4,107	3%	$7,984	$7,835	2%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended June 30, 2007 versus the quarter ended June 30, 2006 is set forth in the following table:

Quarter Ended June 30, 2007 versus Quarter Ended June 30, 2006

	Steel Products (a)				Coke & Other
	Volume	Price	Mix	FX (b)		Net Change
Flat-rolled	-7%	5%	-1%	0%	0%	-3%
USSE	-3%	15%	3%	7%	2%	24%
Tubular	-5%	0%	-4%	0%	0%	-9%
(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $4,228 million in the second quarter of 2007, compared with $4,107 million in the same quarter last year. The decrease in sales for the Flat-rolled segment mainly reflected lower shipments of sheet products, partially offset by higher average realized prices (up $28 per ton). The increase in sales for the European segment was primarily due to higher steel prices (up $145 per ton), as well as favorable currency effects. The decrease in sales for the Tubular segment resulted mainly from lower shipments and a lower value-added product mix.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2007 versus the six months ended June 30, 2006 is set forth in the following table:

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

	Steel Products (a)				Coke & Other
	Volume	Price	Mix	FX (b)		Net Change
Flat-rolled	-8%	6%	-1%	0%	-1%	-4%
USSE	2%	15%	2%	8%	2%	29%
Tubular	-14%	1%	-5%	0%	0%	-18%
(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $7,984 million in the first six months of 2007, compared with $7,835 million in the same period last year. Sales for the Flat-rolled segment were lower due mainly to lower shipments of sheet products, partially offset by higher average realized prices (up $31 per ton). Sales for USSE increased mainly as a result of higher steel prices (up $134 per ton), as well as favorable currency effects. Tubular sales were down significantly due primarily to reduced shipments and a lower value-added product mix.

Operating expenses

Total operating expenses as a percent of sales were 91 percent in the second quarter of 2007, compared to 87 percent in the second quarter of 2006. Total operating expenses as a percent of sales increased from 89 percent in the first six months of 2006 to 91 percent in the first six months of 2007. The increases primarily reflected higher outage and raw material costs, and operating inefficiencies due to lower domestic raw steel production, partially offset by higher average realized prices for flat-rolled steel products.

Profit-based union payments

Results for the second quarter and first six months of 2007 and 2006 included costs related to profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the United Steelworkers (USW), and to payments pursuant to agreements with other unions. All of these costs are included in cost of sales on the statement of operations.

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2007	2006		2007	2006
Allocated to segment results	$34	$47	-28%	$65	$76	-14%
Retiree benefit expenses	29	37	-22%	54	64	-16%

Total	$63	$84	-25%	$119	$140	-15%

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

Pension and other benefits

Defined benefit and multiemployer pension plan costs totaled $27 million in the second quarter of 2007, compared to $48 million in the second quarter of 2006. Defined benefit and multiemployer pension plan costs totaled $56 million in the first six months of 2007, compared to $95 million in the same period of 2006. The reductions in both periods were due to the completion of the amortization of prior service costs for a 1992 contract amendment, the transfer of certain surviving spouse liabilities to retired life (included in other benefits), and better than expected asset investment performance in 2006, which resulted in lower pension expense in 2007. Costs related to defined contribution plans totaled $6 million and $12 million in the second quarter and first six months of 2007, respectively, compared to $5 million and $10 million in last year’s second quarter and first half, respectively.

Other benefits costs, including multiemployer plans, totaled $31 million and $62 million in the second quarter and first six months of 2007, respectively, compared to $27 million and $55 million in the corresponding periods of 2006. The increases in both 2007 periods mainly reflected the transfer of certain surviving spouse liabilities from pensions to retired life.

Selling, general and administrative expenses

Selling, general and administrative expenses were $138 million in the second quarter of 2007, compared to $156 million in the second quarter of 2006. Selling, general and administrative expenses were $277 million in the first six months of 2007, compared to $314 million in the first six months of 2006. The decreases in both periods were primarily due to lower pension expense as discussed above.

Depreciation, depletion and amortization

Depreciation, depletion and amortization is expected to increase by approximately $14 million per quarter as a result of the Lone Star acquisition.

Income from operations by segment for the second quarter and first six months of 2007 and 2006 is set forth in the following table:

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2007	2006		2007	2006
Flat-rolled	$92	$212	-57%	$167	$339	-51%
USSE	244	188	30%	450	313	44%
Tubular	97	146	-34%	199	323	-38%

Total income from reportable segments	433	546	-21%	816	975	-16%
Other Businesses	1	33	-97%	3	33	-91%

Segment income from operations	434	579	-25%	819	1,008	-19%
Retiree benefit expenses	(43)	(65)	-34%	(82)	(120)	-32%
Other items not allocated to segments:
Asset impairment charge	-	-		-	(5)

Total income from operations	$391	$514	-24%	$737	$883	-17%

Segment results for Flat-rolled

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Income from operations ($ millions)	$92	$212	-57%	$167	$339	-51%
Raw steel production (mnt)	4,116	4,585	-10%	7,829	8,726	-10%
Capability utilization	85.1%	94.8%	-10%	81.4%	90.7%	-10%
Steel shipments (mnt)	3,599	3,878	-7%	6,787	7,407	-8%
Average realized steel price per ton	$652	$624	4%	$651	$620	5%

The decrease in Flat-rolled income in both 2007 periods as compared to last year resulted mainly from higher outage costs, operating inefficiencies due to lower raw steel production, higher raw material costs and lower shipments. These were partially offset by higher average realized prices.

Segment results for USSE

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Income from operations ($ millions)	$244	$188	30%	$450	$313	44%
Raw steel production (mnt)	1,865	1,803	3%	3,664	3,556	3%
Capability utilization	100.8%	97.4%	3%	99.5%	96.6%	3%
Steel shipments (mnt)	1,616	1,652	-2%	3,268	3,160	3%
Average realized steel price per ton	$726	$581	25%	$697	$563	24%

The increase in USSE income in the second quarter of 2007 as compared to the second quarter of 2006 was primarily due to increased average realized prices, partially offset by higher raw material costs, net unfavorable currency effects, lower shipments and increased outage costs. The increase in income for the six-month periods resulted mainly from higher average realized prices, partially offset by higher raw material and energy costs and net unfavorable currency effects.

Segment results for Tubular

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Income from operations ($ millions)	$97	$146	-34%	$199	$323	-38%
Steel shipments (mnt)	288	298	-3%	535	617	-13%
Average realized steel price per ton	$1,389	$1,479	-6%	$1,410	$1,493	-6%

The decreases in Tubular income in the 2007 periods mainly resulted from lower shipments and a less favorable product mix.

Results for Other Businesses

Other Businesses generated income of $1 million in the second quarter of 2007, compared to $33 million in the second quarter of 2006. Income from Other Businesses for the first six months of 2007 was $3 million, compared with income of $33 million in the first six months of 2006. The decreases in both periods were mainly due to lower results for iron ore operations as a result of repair outages and longer-term mine development.

Items not allocated to segments

In the first quarter of 2006, an impairment review was completed in accordance with Statement of Financial Accounting Standards (FAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” due to the potential sale of a small wholly owned German subsidiary of U. S. Steel Kosice (USSK), which was subsequently sold in the fourth quarter of 2006. As a result, an asset impairment charge of $5 million was recorded in depreciation, depletion and amortization on the statement of operations.

Net interest and other financial costs

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2007	2006		2007	2006
Interest and other financial costs	$40	$31	29%	$62	$63	-2%
Interest income	(31)	(17)	82%	(47)	(32)	47%
Foreign currency (gains) losses	2	-		(2)	(1)
Charge from early extinguishment of debt	23	-		26	-

Total	$34	$14	143%	$39	$30	30%

In the second quarter of 2007, net interest and other financial costs included a $23 million pre-tax charge related to the early redemption of our outstanding 9 3/4% Senior Notes due 2010. Excluding this charge, the decrease in net interest and other financial costs in both 2007 periods compared to last year was mainly due to higher interest income. Interest and other financial costs in both 2007 periods reflected additional interest expense resulting from the issuance on May 21, 2007 of $300 million principal amount of 5.65% Senior Notes due 2013, $450 million principal amount of 6.05% Senior Notes due 2017 and $350 million principal amount of 6.65% Senior Notes due 2037, and our entry into a $500 million term loan on June 11, 2007. These were partially offset by the absence of interest expense related to most of our 10 3/4% Senior Notes that we purchased in December 2006 and our 10% Senior Quarterly Income Debt Securities that we redeemed in January 2007.

The provision for income taxes in the second quarter and first six months of 2007 was $53 million and $119 million, compared with $91 million and $181 million in the respective periods in 2006. Our effective tax rate is being favorably influenced by the relative earnings projected for the year from our European versus domestic operations.

During 2007 and 2006, a current tax provision was recorded for USSK because the provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009, compared to a 100 percent credit in previous years. As a result of conditions imposed when Slovakia joined the European Union (EU) that were amended by a 2004 settlement with the EU, the total tax credit granted to USSK is limited to $430 million for the period 2000 through 2009. Based on the credits previously used and forecasts of future taxable income, management expects that this limit will be reached during 2008. This is expected to result in a higher effective tax rate in 2008 and subsequent years.

As of June 30, 2007, U. S. Steel had a net domestic deferred tax asset of $173 million. At June 30, 2007, the amount of foreign deferred tax assets recorded was $18 million, net of an established valuation allowance of $99 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna and the Serbian dinar. A full valuation allowance of $85 million is provided for the Serbian deferred tax assets, which mainly consist of investment tax credits. Although investment tax credits can be carried forward for up to ten years, it is expected that future year investment tax credits, which are required to be used first, will completely offset future income taxes.

For further information on income taxes see Note 9 to Financial Statements.

U. S. Steel’s net income was $302 million in the second quarter of 2007, compared to $404 million in the second quarter of 2006. Net income in the first six months of 2007 was $575 million, compared to $660 million in the same period last year. The changes primarily reflected the factors discussed above.

BALANCE SHEET

See Note 4 to Financial Statements for the fair value of assets acquired and liabilities assumed as a result of the Lone Star acquisition.

Receivables increased by $461 million from year-end 2006 mainly due to higher shipments compared to the fourth quarter of 2006 and the Lone Star acquisition.

Inventories, property, plant and equipment and deferred income tax liabilities increased from year-end 2006 primarily as a result of the Lone Star acquisition.

Intangible assets of $267 million primarily consist of water rights and customer relationships acquired with Lone Star.

Goodwill of $972 million reflects the difference between the Lone Star purchase price of $1,990 million and the fair value of the net assets acquired.

Payroll and benefits payable included a $400 million payable that will be used to assist National retirees with health care costs. This liability increased by $55 million during the first half of 2007 and remains outstanding because the associated trust arrangement has not been established.

The $313 million increase in accounts payable from December 31, 2006 mainly reflected increased production volumes and higher raw material costs compared to the fourth quarter of 2006, as well as the Lone Star acquisition.

Long-term debt increased by $1,182 million from year-end 2006. On May 21, 2007, U. S. Steel issued $300 million principal amount of 5.65% Senior Notes due 2013, $450 million principal amount of 6.05% Senior Notes due 2017 and $350 million principal amount of 6.65% Senior Notes due 2037. In addition, on June 11, 2007, U. S. Steel entered into a $500 million term loan. These were partially offset by the early redemption on June 20, 2007 of $378 million of 9 3/4% Senior Notes due 2010 and the early redemption on January 2, 2007 of $49 million of 10% Senior Quarterly Income Debt Securities due 2031.

CASH FLOW

Net cash provided from operating activities was $790 million for the first six months of 2007, compared with $568 million in the same period last year. Cash from operating activities in the first six months of 2007 was reduced by $70 million of voluntary contributions to our main domestic defined benefit pension plan. Cash from operating activities in the first six months of 2006 was reduced by a $50 million voluntary contribution to a trust for retiree health care and life insurance. U. S. Steel’s Board of Directors has authorized additional voluntary contributions of up to $230 million to our trusts for pensions and health care by the end of 2008.

Capital expenditures in the first six months of 2007 were $250 million, compared with $251 million in the same period in 2006. Flat-rolled expenditures were $119 million and included spending for coke oven thru-wall repairs and development related to an enterprise resource planning system. USSE expenditures of $77 million included spending at USSK for an air emission reduction project and a new automotive galvanizing line, and spending at USSB in preparation for the reline of the No. 2 blast furnace. Construction of the new galvanizing line was completed in February 2007 and we are in the process of ramping it up to full capacity. Expenditures of $51 million for Other Businesses included spending for mining equipment.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at June 30, 2007, totaled $166 million.

Capital expenditures for 2007 are expected to be approximately $770 million.

Acquisition of Lone Star Technologies resulted from $2,050 million paid at closing, net of cash acquired of $71 million, and $11 million of transaction costs.

Issuance of Long-term debt resulted from the issuance of $300 million principal amount of 5.65% Senior Notes due 2013, $450 million principal amount of 6.05% Senior Notes due 2017 and $350 million principal amount of 6.65% Senior Notes due 2037, and our entry into a $500 million term loan.

Repayment of debt in the first half of 2007 primarily reflected the early redemption of our 9 3/4% Senior Notes due May 15, 2010 and the early redemption of our 10% Senior Quarterly Income Debt Securities.

Dividends paid in the first half of 2007 were $47 million, compared with $36 million in the same period in 2006. Payments in the first six months of 2007 reflected quarterly dividend rates of 20 cents per common share. Payments in the first six months of 2006 reflected quarterly dividend rates of 10 cents per common share for the March payment and 15 cents per common share for the June payment. Dividends paid in 2006 also reflected a quarterly dividend of $0.875 per share for the 7% Series B Mandatory Convertible Preferred Shares, which were converted into U. S. Steel common stock on June 15, 2006.

LIQUIDITY AND CAPITAL RESOURCES

U. S. Steel has a $500 million Second Amended and Restated Receivables Purchase Agreement dated as of September 27, 2006 (RPA) with The Bank of Nova Scotia as collateral agent and other financial institutions that expires in September 2009. For further information regarding the RPA, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2006. As of June 30, 2007, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

U. S. Steel had a revolving credit facility that provided for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the RPA. On May 11, 2007, we replaced the Inventory Facility with a $750 million unsecured five-year revolving credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent (Credit Facility). The Credit Facility has an interest coverage ratio (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) covenant of 2:1 and a leverage ratio (consolidated debt to consolidated EBITDA) covenant of 3.25:1, and other customary terms and conditions, including limitations on liens and mergers. As of June 30, 2007, we had no borrowings against this facility.

At June 30, 2007, USSK had no borrowings against its €40 million and €20 million credit facilities (which approximated $81 million), but had $5 million of customs and other guarantees outstanding, reducing availability to $76 million. Both facilities expire in December 2009.

At June 30, 2007, USSB had no borrowings against its €25 million facility (which approximated $34 million), which is secured by its inventory of finished and semi-finished goods and expires September 28, 2008.

On May 21, 2007, we consummated the issuance and sale of $300 million principal amount of 5.65% Senior Notes due 2013, $450 million principal amount of 6.05% Senior Notes due 2017 and $350 million principal amount of 6.65% Senior Notes due 2037 (collectively, the “Senior Notes”). These Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. For further detail regarding the Senior Notes, see Note 12 to Financial Statements and U. S. Steel’s Current Report on Form 8-K filed on May 22, 2007.

On June 11, 2007, U. S. Steel entered into an unsecured $500 million five-year term loan agreement (Loan Agreement) with a group of lenders and JPMorgan Chase Bank, N.A. as Administrative Agent. The Loan Agreement contains the same financial covenants and limitations as the Credit Facility, as well as mandatory principal repayments of $25 million per year. As of June 30, 2007, $500 million was outstanding under the Loan Agreement. For further details regarding the Loan Agreement, see Note 12 to Financial Statements and U. S. Steel’s Current Report on Form 8-K filed on June 11, 2007.

We were in compliance with all of our debt covenants at June 30, 2007.

On June 20, 2007, we redeemed all of our outstanding 9 3/4% Senior Notes due 2010 (9 3/4% Notes). The aggregate principal amount of the 9 3/4% Notes issued and outstanding was $378 million. The redemption price for each of the 9 3/4% Notes was $1,048.75 plus accrued interest to, but excluding, June 20, 2007. We incurred a $23 million pre-tax charge for the premium and unamortized issuance costs.

We funded the acquisition of Lone Star and the redemption of the 9 3/4% Notes with available cash, proceeds from the Senior Notes offering, the $500 million term loan and receivables sold under the RPA. As of June 30, 2007, Lone Star had $3 million of outstanding letters of credit, which are guaranteed by U. S. Steel.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. We have committed $106 million of liquidity sources for financial assurance purposes as of June 30, 2007, a decrease of $1 million during the first half of 2007, and expect no material changes during the remainder of 2007.

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $523 million relating to Environmental Revenue Bonds and two capital leases, as well as $33 million relating to an operating lease, may be declared immediately due and payable.

As of June 30, 2007, we had accrued $427 million, including interest payable, which will be used to assist retirees from National Steel with health care costs. This liability remains outstanding because the associated trust arrangement has not been established.

The following table summarizes U. S. Steel’s liquidity as of June 30, 2007:

(Dollars in millions)

Cash and cash equivalents (a)	$1,083
Amount available under Receivables Purchase Agreement	500
Amount available under $750 Million Credit Facility	750
Amounts available under USSK credit facilities	76
Amounts available under USSB credit facilities	34

Total estimated liquidity	$2,443

(a)	Excludes $20 million of cash primarily related to the Clairton 1314B Partnership because it is not available for U. S. Steel’s use.

Our liquidity at June 30, 2007 decreased by $165 million from December 31, 2006, primarily as a result of cash utilized to partially fund the acquisition of Lone Star.

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

Off-balance Sheet Arrangements

U. S. Steel did not enter into or acquire any new off-balance sheet arrangements during the first six months of 2007.

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

As a result of the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC) has established CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan for the period 2005 through 2007 (NAP I) that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Slovak Ministry of the Environment (Ministry) imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. USSK is purchasing CO2 allowances needed to cover its anticipated shortfall for the remainder of the NAP l allocation period. Based on the value of purchased credits and current market value of CO2 allowances remaining to be purchased, a current other liability of $3 million is recognized on the balance sheet as of June 30, 2007. At December 31, 2006, the long-term liability was $7 million. On November 29, 2006, the EC issued a decision that Slovakia would be granted 25 percent fewer CO2 allowances than were requested in Slovakia’s second CO2 trading period, 2008-2012 (NAP II). Both Slovakia and USSK have filed legal actions against the EC to challenge this decision. The Ministry has not yet made an allocation of Slovakia’s CO2 allowances to companies within Slovakia for the NAP II period. The potential financial and/or operational impacts of NAP II are not currently determinable.

While ratification of the Kyoto Protocol in the U.S. has not occurred, there remains the possibility that limitations on greenhouse gases may be imposed. The impact of any such limitations on our domestic operations cannot be estimated at this time.

USSB is subject to the environmental laws of Serbia. Under the terms of the acquisition, USSB will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study, which was completed in June 2004 and submitted to the Government of Serbia.

U. S. Steel has been notified that it is a potentially responsible party (PRP) at 23 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of June 30, 2007. In addition, there are 13 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 43 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 17 to Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the second quarter of 2007, U. S. Steel accrued $3 million for environmental matters for domestic and foreign facilities. The total accrual for such liabilities at June 30, 2007 was $145 million, including liabilities for Lone Star as discussed below. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards No. 143.

With the acquisition of Lone Star, we assumed responsibility for a number of environmental liabilities at Lone Star facilities. At June 30, 2007 these obligations totaled approximately $9 million, of which $2 million was classified as current. We are currently in the process of evaluating each liability and we may make adjustments to the amounts accrued in conjunction with the purchase price allocation. It is anticipated that our evaluation will be completed by December 31, 2007.

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

OUTLOOK

We expect continued strong performance by our three reportable segments in the third quarter of 2007, with overall operating results improving from the second quarter, excluding any charges resulting from Lone Star integration activities.

For Flat-rolled, third quarter results are expected to improve from the second quarter due primarily to reduced outage and related costs and higher shipments, partially offset by slightly lower average realized prices, reflecting current spot market conditions and higher semi-finished product shipments.

Third quarter results are expected to decrease for U. S. Steel Europe (USSE) mainly as a result of higher costs resulting from outage spending and related effects, including a blast furnace reline in Serbia, which will begin in September. Shipments are expected to decrease while average realized prices should increase slightly from second quarter levels.

Third quarter average realized prices for Tubular are expected to decrease from second quarter levels, including the effects of product mix. Results will reflect the inclusion of Lone Star for the entire quarter. Third quarter Tubular results may be negatively impacted as we address inventory issues in conjunction with the integration.

This outlook contains forward-looking statements with respect to expected synergies from the Lone Star acquisition, market conditions, operating costs, shipments and prices. Factors that may affect expected synergies from the Lone Star acquisition include management’s ability to successfully integrate Lone Star’s operations; reactions of customers and joint venture and alliance partners; operating levels in the Tubular segment; and expansions or acquisitions by major tubular competitors. Some factors, among others, that could affect market conditions, costs, shipments and prices for both domestic operations and USSE include global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of facility projects; natural gas and electricity prices and usage; raw materials and transportation availability and prices; the impact of fixed prices in energy and raw materials contracts (many of which have terms of one year or longer) as compared to shorter-term contracts and spot prices of steel products; changes in environmental, tax and other laws; employee strikes; power outages or curtailments; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Economic conditions and political factors in Europe that may affect USSE’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2006, and in subsequent filings for U. S. Steel.

INTERNATIONAL TRADE

The U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) recently completed their five-year “sunset reviews” of existing trade relief pertaining to Seamless Pipe and Oil Country Tubular Goods (OCTG). All of these orders were imposed in 1995.

The seamless pipe proceeding involved anti-dumping orders against product from Argentina, Brazil and Germany. The DOC had found that dumping would be likely to continue or recur if any of these orders were to be revoked. On April 19, 2007, the ITC rendered its decision that material injury to the domestic industry would be likely to continue or recur if the order from Germany were to be revoked. It also found that material injury would not be likely to continue or recur upon revocation of the orders against Argentina and Brazil. Thus the order against Germany remains in place for an additional five years while the other orders have been revoked.

The OCTG proceeding involved antidumping orders against product from Argentina, Italy, Japan, Korea, and Mexico. The DOC had found that dumping would be likely to continue or recur if any of these orders were to be revoked. On May 31, 2007, the ITC rendered its decision that material injury to the domestic industry would not be likely to continue or recur upon revocation of the orders. Thus all of the OCTG orders have been revoked.

The DOC and the ITC are currently conducting five-year sunset reviews of other existing trade relief of interest to U. S. Steel: Hot-Rolled Steel Products (Hot-Rolled) and Welded Large Diameter Line Pipe (Line Pipe), as well as a new investigation covering Standard and Structural Welded Pipe.

The Hot-Rolled proceeding involves anti-dumping orders against product from Argentina, China, India, Indonesia, Kazakhstan, Romania, South Africa, Taiwan, Thailand and Ukraine; and countervailing duty orders against product from Argentina, India, Indonesia, South Africa and Thailand. These orders were imposed in 2001. The ITC will hold its injury hearing on July 31 and Aug 1, 2007 and will vote on October 10, 2007. The hot-rolled order against the Netherlands was revoked by the DOC in April 2007 as part of its implementation of the World Trade Organization’s decision against the practice of zeroing. This revocation is being appealed.

The Line Pipe proceeding involves antidumping orders against Japan and Mexico. These orders were imposed in December 2001 and February 2002, respectively. The ITC will conduct its injury hearing on July 25, 2007 and vote on October 2, 2007.

The Standard and Structural Welded Pipe investigation is the result of anti-dumping and countervailing duty petitions filed against China by six welded producers and the United Steelworkers on June 7, 2007. On July 20, 2007, the ITC voted in the affirmative that there is a reasonable indication that a U.S. industry is materially injured or threatened with injury by reason of imports of this product from China. The DOC is scheduled to announce preliminary countervailing and anti-dumping determinations by August 31 and November 14, 2007, respectively. The current schedule provides for a final injury determination by the ITC in March 2008.

We cannot predict the impact of these rulings on future levels of imported steel or on our financial results. We expect to continue to experience high levels of competition from imports and will continue to monitor imports closely and file anti-dumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, financial results.

ACCOUNTING STANDARDS

In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) issue number 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. U. S. Steel expects the effect of adopting EITF 06-11 to be immaterial to its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS 159 is effective as of January 1, 2008. U. S. Steel does not expect any material financial statement implications relating to the adoption of this Statement.

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

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in June 30, 2007 interest rates on the fair value of the U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)	Fair Value	Incremental Increase in Fair Value (b)
Non-Derivative Financial Instruments (a)
Financial assets:
Investments and long-term receivables	$12	$-
Financial liabilities:
Long-term debt (c) (d)	$2,058	$87

(a)

Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)

Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at June 30, 2007, on the fair value of U. S. Steel’s non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at June 30, 2007.

(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

At June 30, 2007, U. S. Steel’s portfolio of long-term debt was comprised primarily of fixed-rate instruments. Our sensitivity to interest rate fluctuations is illustrated by the $87 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only to the extent that we elected to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value.

FOREIGN CURRENCY EXCHANGE RATE RISK

U. S. Steel, primarily through U. S. Steel Europe, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At June 30, 2007, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $26.3 million) and Slovak koruna (total notional value of approximately $70.0 million). A 10 percent increase in the June 30, 2007 euro forward rates would result in a $9.6 million charge to income.

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

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable laws and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2007	2006	2007	2006
INCOME FROM OPERATIONS
Flat-rolled	$92	$212	$167	$339
U. S. Steel Europe	244	188	450	313
Tubular (a)	97	146	199	323
Other Businesses	1	33	3	33

Segment Income from Operations	434	579	819	1,008
Retiree benefit expenses	(43)	(65)	(82)	(120)
Other items not allocated to segments:
Asset impairment charge	-	-	-	(5)

Total Income from Operations	$391	$514	$737	$883

CAPITAL EXPENDITURES
Flat-rolled	$69	$32	$119	$101
U. S. Steel Europe	47	51	77	95
Tubular (a)	1	1	3	1
Other Businesses	25	40	51	54

Total	$142	$124	$250	$251

OPERATING STATISTICS
Average realized price: ($/net ton)(b)
Flat-rolled	$652	$624	$651	$620
U. S. Steel Europe	726	581	697	563
Tubular (a)	1,389	1,479	1,410	1,493
Steel Shipments: (b)(c)
Flat-rolled	3,599	3,878	6,787	7,407
U. S. Steel Europe	1,616	1,652	3,268	3,160
Tubular (a)	288	298	535	617

Total Steel Shipments	5,503	5,828	10,590	11,184
Raw Steel-Production: (c)
Flat-rolled	4,116	4,585	7,829	8,726
U. S. Steel Europe	1,865	1,803	3,664	3,556
Tubular (a)	16	-	16	-
Raw Steel-Capability Utilization: (d)
Flat-rolled	85.1%	94.8%	81.4%	90.7%
U. S. Steel Europe	100.8%	97.4%	99.5%	96.6%
Domestic iron ore production (c)	4,949	5,493	9,844	10,966
Domestic coke production (c)(e)	1,299	1,485	2,665	2,975
(a)	Includes Lone Star as of June 14, 2007.
(b)	Excludes intersegment transfers.
(c)	Thousands of net tons.
(d)	Based on annual raw steel production capability for Flat-rolled facilities of 19.4 million net tons and annual raw steel production capability for U. S. Steel Europe of 7.4 million net tons.
(e)	Includes the 1314B Partnership.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of June 30, 2007, project costs have amounted to $56 million. In January 2007, U. S. Steel commenced additional dredging. The cost to complete this dredging is estimated to be $5.1 million. The Corrective Action Management Unit (CAMU) will remain available to receive dredged materials from the Grand Calumet River and could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $1.9 million through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel will pay the public trustees $1.0 million at the end of the sediment remediation project for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $1.0 million. In total, the accrued liability for the above projects based on the estimated remaining costs was $9 million at June 30, 2007.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites, D5, T2, and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a revised closure plan to the Indiana Department of Environmental Management (IDEM) for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a solid waste management unit (SWMU) under corrective action. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring is $6.3 million for D5, $4.4 million for T2 and $10.8 million for D2 including a portion of the Refuse Area, at June 30, 2007.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Two Phase II RFI work plans have been submitted to EPA for approval. Four self-implementing interim measures have been completed. Through June 30, 2007, U. S. Steel had spent approximately $24.6 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel continues implementation of one self-implementing interim measure. U. S. Steel is preparing a final proposal to EPA seeking approval for perimeter groundwater monitoring and has completed an investigation of sediments in the West Grand Calumet Lagoon. The costs to complete the Phase I work and implement the field investigations for the submitted Phase II work plans, the anticipated perimeter groundwater monitoring, development of a work plan for further investigation of soil issues in the East End Solid Waste Management Area (SWMA) and implementation of the self-implementing interim measure are estimated to be $3.7 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement Corrective Measures necessary to address soil contamination at Gary Works. Additionally, U. S. Steel has removed a number of abandoned drums previously discovered in the West Grand Calumet Lagoon, disposed of the materials at the CAMU and is prepared to remove remaining drums recently identified. U. S. Steel estimates the minimum cost of the Corrective Measures for soil contamination and drum removal to be approximately $3.9 million. Closure costs for the CAMU are estimated to be an additional $6.1 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was $13.7 million at June 30, 2007, based on the estimated remaining costs. It is reasonably possible that additional costs of $30 million may be incurred at the West Grand Calumet Lagoon in combination with the two RCRA projects at Fairfield Works, the RCRA program at Lorain Tubular, the RCRA project at the Fairless plant and the project at Duluth Works discussed elsewhere in this section.

Clairton

In March 2006, U. S. Steel met with Allegheny County Health Department (ACHD) to discuss entering into a Consent Order to address compliance with the stack opacity limit at the pushing emission control baghouse for B Battery. U. S. Steel and ACHD entered into a Consent Order on June 1, 2007. The order, which includes a compliance plan, requires the replacement of all 76 thru-walls on B Battery. U. S. Steel has paid a civil penalty in the amount of $395,900 into the County Clean Air Fund; and agreed to complete a Supplemental Environmental Project (SEP) to control dust from plant roadways valued at $70,000.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $551,000, and was recorded as an accrued liability as of June 30, 2007. It is reasonably possible that additional costs of $30 million may be incurred at this site in combination with the West Grand Calumet Lagoon at Gary Works, the two RCRA projects at Fairfield Works, the RCRA program at Lorain Tubular and the project at Duluth Works discussed elsewhere in this section.

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two SEPs at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved and field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. ADEM approved the Phase I RFI Report and requested a Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $724,000, and was recorded as an accrued liability as of June 30, 2007. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Based on results from our Phase I facility investigation of Ensley, U. S. Steel has identified approximately two acres of land at the former coke plant for remediation. The estimated cost of $1.3 million to remediate this area and close Ensley was recorded as a liability as of June 30, 2007. While U. S. Steel does not possess information necessary to estimate reasonably possible additional costs at this site, they may range from insignificant to substantial. In total, the accrued liability for the projects described above was $2.2 million at June 30, 2007, based on estimated remaining costs. It is reasonably possible that additional costs of $30 million may be incurred at these sites in combination with the West Grand Calumet Lagoon at Gary Works, the RCRA project at the Fairless Plant, the RCRA program at Lorain Tubular and the project at Duluth Works discussed elsewhere in this section.

Great Lakes Works

On January 6, 2006, Great Lakes Works received a proposed administrative consent order from the Michigan Department of Environmental Quality (MDEQ) that alleged violations of NPDES permits at the facility. On February 13, 2007, MDEQ and U. S. Steel agreed to a revised Administrative Consent Order that resolves this matter. As required by the Administrative Consent Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs; and the Order identifies certain compliance actions that address the alleged violations. Great Lakes Works has initiated work on some of these compliance actions, has completed some, and is committed to submitting plans or recommending options to MDEQ for others, in conformance with the schedule specified in the Order. One of the compliance actions addresses three river basins along the Detroit River and U. S. Steel has initiated the corrective measure necessary to remove historic basin sediments from these areas. As of June 30, 2007, $1.3 million has been spent on the project, and a liability of $1.6 million has been recorded for estimated costs to complete the river basin project. Another compliance action includes modifications to the Cold Mill Wastewater Treatment Plant where U. S. Steel has agreed to rehabilitate four clarifiers and two wastewater conveyance pipelines, upgrade the computer control system and evaluate other potential improvements of this system. Some elements of this project have been completed at a cost of $1.4 million and U. S. Steel anticipates that it could spend an additional $9.2 million, most of which will be capitalized. Costs to complete the remaining compliance actions are presently not determinable.

Duluth Works

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.2 million for cleanup and agency oversight costs through June 30, 2007. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is currently finalizing an engineering study of the estuary sediments. The method and extent of remediation at this site is presently unknown, therefore, future costs are indeterminable. Study and oversight costs are currently estimated at $302,000, and were recorded as a liability as of June 30, 2007. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five-year review recommendations. It is reasonably possible that additional costs of $30 million may be incurred at this site in combination with the West Grand Calumet Lagoon at Gary Works, the two RCRA projects at Fairfield Works, the RCRA program at Lorain Tubular and the RCRA project at the Fairless Plant discussed elsewhere in this section.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel Company’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, has commenced the development of work plans that are necessary to begin field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel has recorded a liability of $22.7 million as of June 30, 2007, for our estimated share of the remaining costs of remediation.

Other

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB), entered into a consent order to conduct an investigation and develop remediation alternatives. In 2004, a remedial action design report was submitted to and approved by KDHE. U. S. Steel anticipates that our 50 percent share of the costs necessary to complete the remedial design and implement the preferred remedy will be approximately $3.4 million. In 2005, KDHE and the U.S. Fish and Wildlife Service asserted a claim against U. S. Steel and SSB (now called CitiGroup Global Market Holdings, Inc.) for natural resource damages at the site and nearby creek. On March 23, 2007, U. S. Steel signed a consent decree that will settle this claim for a cash payment and U. S. Steel’s share is $247,875. On August 17, 2006, both parties received a demand from the DOJ for approximately $1.7 million for past costs incurred by EPA in cleaning up the site and surrounding residential yards, U. S. Steel’s share being 50 percent of the claim for past costs. U. S. Steel and CitiGroup signed an agreement to extend until November 30, 2007 the date by which an action on the claim must be filed with the court.

ASBESTOS LITIGATION

U. S. Steel is a defendant in approximately 300 active cases involving approximately 3,050 plaintiffs (claims). At December 31, 2006, U. S. Steel was a defendant in approximately 300 active cases involving approximately 3,700 plaintiffs. Almost 2,750, or approximately 90 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Of these claims, over 1,500 are pending in Mississippi and over 1,100 are pending in Texas. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Mississippi and Texas have amended their laws to curtail mass filings. As a consequence, the approximately 450 claims filed last year name either a single individual or a handful of individuals.

Historically, these claims against U. S. Steel fall into three major groups: (1) claims made under certain federal and general maritime laws by employees of the Great Lakes Fleet or Intercoastal Fleet, former operations of U. S. Steel; (2) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); and (3) claims made by industrial workers allegedly exposed to products formerly manufactured by U. S. Steel. Most claims filed over the last several years have been premises claims. While U. S. Steel has excess casualty insurance, these policies have multi-million dollar self-insured retentions. To date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims. One Lone Star subsidiary has insurance coverage.

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 130 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or our products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or our products or premises.

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

Lone Star and its subsidiaries are defendants in fewer than 20 cases involving approximately 50 claimants. These cases are included in the table set forth below.

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2004	14,800	5,300	1,500	11,000	$14.6
December 31, 2005	11,000	3,800	1,200	8,400	$11.0
December 31, 2006	8,400	5,150	450	3,700	$8.0
June 30, 2007	3,700	950	300	3,050	$5.1

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

Item 1A. RISK FACTORS

The following are updates to the risk factors reported in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2006.

The terms of our indebtedness contain restrictive provisions that may limit our flexibility.

During the second quarter of 2007, we entered into 5-year revolving credit and term loan facilities in the amount of $750 million and $500 million, respectively. These facilities include an interest coverage ratio (consolidated EBITDA to consolidated interest expense) covenant of 2:1 and a leverage ratio (consolidated debt to consolidated EBITDA) covenant of 3.25:1. During the second quarter of 2007, we also issued $1.1 billion of senior notes consisting of $300 million of 5.65% Senior Notes due 2013, $450 million of 6.05% Senior Notes due 2017 and $350 million of 6.65% Senior Notes due 2037. Compliance with these covenants will depend upon future operating results and other factors that are at least partially outside of our control. These covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.

Our business requires substantial expenditures for debt service, contingent obligations, capital investment, operating leases and maintenance that we may be unable to fund.

Primarily as a result of the Lone Star acquisition, our long-term debt increased from $943 million at December 31, 2006 to $2,125 million at June 30, 2007.

Our operations are capital intensive. For the five-year period ended December 31, 2006, total capital expenditures were $2.5 billion. Going forward the inclusion of the former Lone Star facilities will increase our capital expenditure requirements. At December 31, 2006, our contract commitments to acquire property, plant and equipment totaled $186 million and we were obligated to make aggregate lease payments of $270 million under operating leases.

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

There are risks associated with the Lone Star acquisition.

The Lone Star acquisition was premised upon the achievement of a number of synergies that may not be obtained. Factors that may affect expected synergies from the Lone Star acquisition include management’s ability to successfully integrate Lone Star’s operations; reactions of customers and joint venture and alliance partners; operating levels in the Tubular segment; and expansions or acquisitions by major tubular competitors.

The Lone Star acquisition increased our tubular operations capacity over 50 percent. This increases our exposure to customers in the oil and gas industry. Tubular customers include distributors, independent drillers and small oil companies that in the past have often experienced financial difficulties during cyclical downturns in their industry.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

U. S. Steel had no sales of unregistered securities during the period covered by this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by U. S. Steel of its equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2007	100,000	$103.40	100,000	7,246,200
May 1-31, 2007 (a)	135,008	$108.24	99,900	7,146,300
June 1-30, 2007	105,000	$114.44	105,000	7,041,300

(a)

The “Total Number of Shares Purchased” column includes 35,108 shares that were purchased pursuant to the exercise by 2002 Stock Plan and 2005 Stock Plan participants of their right to elect Stock-for-Tax-Withholding in connection with the vesting of restricted shares under the plans.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 24, 2007. The following matters were acted upon.

ELECTION OF DIRECTORS

Robert J. Darnall, John G. Drosdick, Charles R. Lee and Jeffrey M. Lipton were elected to serve three-year terms as Class III directors by the following votes:

Nominee	Votes For	Votes Withheld
Robert J. Darnall	102,819,850	1,130,070
John G. Drosdick	102,550,178	1,399,742
Charles R. Lee	102,797,471	1,152,449
Jeffrey M. Lipton	78,926,985	25,022,935

Glenda G. McNeal and Patricia A. Tracey were elected to serve one-year terms as Class I directors by the following votes:

Nominee	Votes For	Votes Withheld
Glenda G. McNeal	102,879,248	1,070,672
Patricia A. Tracey	102,871,090	1,078,830

Continuing as Class I directors for a term expiring in 2008 are Richard A. Gephardt and Douglas C. Yearley. Continuing as Class II directors for a term expiring in 2009 are J. Gary Cooper, Frank J. Lucchino, Seth E. Schofield and John P. Surma.

ELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP (PwC) was elected as the independent registered public accounting firm by the following votes:

Votes For	Votes Against	Abstain
103,100,489	169,535	679,898

Item 6. EXHIBITS

4.1	Indenture dated as of May 21, 2007 between United States Steel Corporation and The Bank of New York, as trustee. Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

4.2	First Supplemental Indenture dated as of May 21, 2007 between United States Steel Corporation and the Bank of New York, as trustee, to Indenture dated as of May 21, 2007 between United States Steel Corporation and the Bank of New York, as trustee. Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

4.3	Form of 5.65% Senior Note due 2013. Incorporated by reference to Exhibit 4.3 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

4.4	Form of 6.05% Senior Note due 2017. Incorporated by reference to Exhibit 4.4 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

4.5	Form of 6.65% Senior Note due 2037. Incorporated by reference to Exhibit 4.5 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

4.6	Credit Agreement dated as of May 11, 2007 among United States Steel Corporation, the lenders party thereto, the LC issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 15, 2007, Commission File Number 1-16811.

4.7	Five-year term loan agreement dated as of June 11, 2007 among United States Steel Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on June 11, 2007, Commission File Number 1-16811.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Larry G. Schultz

Larry G. Schultz
Vice President and Controller

July 25, 2007

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.