Form 10-Q
period 2007-09-30
UNITED STATES STEEL CORP
filed 2007-10-30
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Yes      No Ö

Common stock outstanding at October 29, 2007 – 118,118,071 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2007	2006	2007	2006
Net sales:
Net sales	$4,058	$3,865	$11,506	$11,243
Net sales to related parties	296	241	832	698

Total	4,354	4,106	12,338	11,941

Operating expenses (income):
Cost of sales (excludes items shown below)	3,749	3,308	10,523	9,745
Selling, general and administrative expenses	134	144	411	458
Depreciation, depletion and amortization (Note 8)	124	113	353	339
Income from investees	(7)	(19)	(19)	(39)
Net gains on disposal of assets	(7)	-	(20)	(2)
Other loss (income), net	1	(1)	(7)	(4)

Total	3,994	3,545	11,241	10,497

Income from operations	360	561	1,097	1,444
Net interest and other financial costs (Note 9)	22	7	61	37

Income before income taxes and minority interests	338	554	1,036	1,407
Income tax provision (Note 10)	68	136	187	317
Minority interests	1	1	5	13

Net income	269	417	844	1,077
Dividends on preferred stock	-	-	-	(8)

Net income applicable to common stock	$269	$417	$844	$1,069

Income per common share (Note 11):
Net income per share:
- Basic	$2.28	$3.44	$7.15	$9.39
- Diluted	$2.27	$3.42	$7.10	$8.67
Weighted average shares, in thousands:
- Basic	118,086	121,270	118,183	113,764
- Diluted	118,755	121,964	118,896	124,226

Dividends paid per share	$0.20	$0.15	$0.60	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,403	$1,422
Receivables, less allowance of $43 and $58 (Note 15)	2,168	1,681
Receivables from related parties (Note 17)	141	118
Inventories (Note 12)	1,826	1,604
Deferred income tax benefits (Note 10)	318	362
Other current assets	29	9

Total current assets	5,885	5,196
Investments and long-term receivables, less allowance of $6 and $6	315	336
Property, plant and equipment - net (Note 8)	4,809	4,429
Prepaid pensions	531	330
Deferred income tax benefits (Note 10)	9	103
Intangibles - net (Note 4 and Note 8)	231	-
Goodwill (Note 4)	1,155	-
Assets held for sale (Note 5)	190	-
Other noncurrent assets	187	192

Total assets	$13,312	$10,586
Liabilities
Current liabilities:
Accounts payable	$1,577	$1,254
Accounts payable to related parties (Note 17)	79	59
Bank checks outstanding	127	66
Payroll and benefits payable	1,100	1,028
Accrued taxes (Note 10)	145	182
Accrued interest	68	31
Short-term debt and current maturities of long-term debt (Note 13)	68	82

Total current liabilities	3,164	2,702
Long-term debt (Note 13)	2,103	943
Employee benefits	2,111	2,174
Deferred income tax liabilities (Note 10)	128	-
Deferred credits and other liabilities	420	364

Total liabilities	7,926	6,183

Contingencies and commitments (Note 18)
Minority interests	34	38
Stockholders’ Equity:
Common stock (123,785,911 and 123,785,911 shares issued) (Note 11)	124	124
Treasury stock, at cost (5,622,307 and 5,240,810 shares)	(373)	(317)
Additional paid-in capital	2,951	2,942
Retained earnings	3,672	2,902
Accumulated other comprehensive loss (Note 16)	(1,022)	(1,286)

Total stockholders’ equity	5,352	4,365

Total liabilities and stockholders’ equity	$13,312	$10,586

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2007	2006
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$844	$1,077
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	353	339
Provision for doubtful accounts	(14)	2
Pensions and other postretirement benefits	(182)	(199)
Minority interests	5	13
Deferred income taxes	113	124
Net gains on disposal of assets	(20)	(2)
Distributions received, net of equity investees income	17	(2)
Changes in:
Current receivables - sold	40	-
- repurchased	(40)	-
- operating turnover	(300)	(335)
Inventories	243	(180)
Current accounts payable and accrued expenses	216	211
Foreign currency translation	125	57
All other, net	(46)	(70)

Net cash provided by operating activities	1,354	1,035

Investing activities:
Capital expenditures	(460)	(397)
Acquisition of Lone Star Technologies, Inc.	(1,990)	-
Disposal of assets	27	6
Restricted cash, net	4	6
Investments, net	(2)	-

Net cash used in investing activities	(2,421)	(385)

Financing activities:
Issuance of long-term debt, net of financing costs	1,583	-
Repayment of long-term debt	(458)	(277)
Common stock issued	15	16
Common stock repurchased	(87)	(396)
Distribution to minority interest owners	(9)	(15)
Dividends paid	(71)	(54)
Change in bank checks outstanding	61	5
Excess tax benefits from stock-based compensation	8	2

Net cash provided by (used in) financing activities	1,042	(719)

Effect of exchange rate changes on cash	6	-

Net decrease in cash and cash equivalents	(19)	(69)
Cash and cash equivalents at beginning of year	1,422	1,479

Cash and cash equivalents at end of period	$1,403	$1,410

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) produces and sells steel mill products, including flat-rolled and tubular, in North America and Central Europe. Operations in North America also include iron ore mining and processing to supply steel producing units; real estate management and development; and transportation services.

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

In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) issue number 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified, share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. U. S. Steel expects the effect of adopting EITF 06-11 to be immaterial to its financial statements.

In March 2007, the FASB ratified EITF issue number 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires an employer to recognize a liability for the postretirement benefit provided by a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967”, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF 06-10 also stipulates that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective as of January 1, 2008. U. S. Steel has collateral assignment split-dollar life insurance arrangements within the scope of EITF 06-10 for a small number of employees and we are in the process of evaluating the financial impact of adopting EITF 06-10.

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

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), and Tubular Products (Tubular). The Tubular segment includes seamless and welded tubular products, the latter of which are primarily produced by facilities acquired from Lone Star Technologies, Inc. (Lone Star) on June 14, 2007, as discussed in Note 4. The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

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

The accounting principles applied at the operating segment level in determining income from operations are generally the same as those applied at the consolidated financial statement level. The transfer value for steel rounds from Flat-rolled to Tubular and the transfer value for domestic iron ore pellets from Other Businesses to Flat-rolled are set at the beginning of each year based on expected total production costs and may be adjusted quarterly if actual production costs warrant. The transfer value for hot rolled bands to the welded tubular facilities acquired from Lone Star and all other intersegment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level. Corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations for the third quarter of 2007 and 2006 are:

(In millions) Third Quarter 2007	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
Flat-rolled	$2,439	$132	$2,571	$6	$170
USSE	1,167	-	1,167	1	152
Tubular	637	-	637	-	74

Total reportable segments	4,243	132	4,375	7	396
Other Businesses	111	305	416	-	37
Reconciling Items	-	(437)	(437)	-	(73)
Total	$4,354	$-	$4,354	$7	$360
Third Quarter 2006
Flat-rolled	$2,545	$108	$2,653	$18	$230
USSE	1,036	-	1,036	1	219
Tubular	455	-	455	-	164

Total reportable segments	4,036	108	4,144	19	613
Other Businesses	70	289	359	-	39
Reconciling Items	-	(397)	(397)	-	(91)
Total	$4,106	$-	$4,106	$19	$561

The results of segment operations for the first nine months of 2007 and 2006 are:

(In millions) First Nine Months 2007	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
Flat-rolled	$7,137	$301	$7,438	$16	$337
USSE	3,566	-	3,566	1	602
Tubular	1,398	-	1,398	3	273

Total reportable segments	12,101	301	12,402	20	1,212
Other Businesses	237	762	999	(1)	40
Reconciling Items	-	(1,063)	(1,063)	-	(155)
Total	$12,338	$-	$12,338	$19	$1,097
First Nine Months 2006
Flat-rolled	$7,452	$349	$7,801	$38	$569
USSE	2,893	9	2,902	1	532
Tubular	1,384	-	1,384	-	487

Total reportable segments	11,729	358	12,087	39	1,588
Other Businesses	212	765	977	-	72
Reconciling Items	-	(1,123)	(1,123)	-	(216)
Total	$11,941	$-	$11,941	$39	$1,444

The following is a schedule of reconciling items to income from operations:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Items not allocated to segments:
Retiree benefit expenses	$(46)	$(70)	$(128)	$(190)
Other items not allocated to segments:
Tubular inventory transition effects (a)	(27)	-	(27)	-
Workforce reduction charges (Note 7)	-	(21)	-	(21)
Asset impairment (Note 8)	-	-	-	(5)

Total other items not allocated to segments	(27)	(21)	(27)	(26)

Total reconciling items	$(73)	$(91)	$(155)	$(216)
(a)

Charge reflecting the effects of conforming certain inventories acquired from Lone Star to our unified business model and the impact of selling acquired inventory, which had been recorded at fair value.

4.	Acquisitions

Stelco Inc.

On August 26, 2007, U. S. Steel and Stelco Inc., (Stelco) announced that they had entered into a definitive agreement under which U. S. Steel would acquire Stelco for $38.50 (Canadian) per share in cash.

Stelco, one of Canada’s largest steel producers, operates two integrated steel plants in Ontario, Canada. Stelco produces a variety of steel products for customers in the automotive, steel service center, and pipe and tubular industries within North America.

The transaction, valued at approximately $1.2 billion for the stock purchase and approximately $750 million for the retirement of debt, is expected to close by the end of October, 2007. Stelco’s shareholders have approved the transaction, the required regulatory approvals have been obtained, and in accordance with the requirements for a plan of arrangement under Canadian law, we are awaiting the approval of the Ontario Superior Court of Justice.

In connection with the acquisition, U. S. Steel has reached agreement with the Canadian and Ontario governments that, among other things, provide for U. S. Steel to guarantee Stelco’s pension funding obligations under a pension agreement entered into by Stelco and the Province of Ontario, and to make a voluntary contribution of $32.5 million (Canadian) to Stelco’s main pension plans at closing. In addition, we committed to the Canadian government to make capital investments over the next five years of at least $200 million (Canadian).

Lone Star Technologies, Inc.

On June 14, 2007, U. S. Steel acquired all of the outstanding shares of Lone Star for $2,050 million ($67.50 per share).

The results of operations for Lone Star are included in U. S. Steel’s consolidated statement of operations as of the date of the acquisition. Lone Star is being reported as part of U. S. Steel’s Tubular segment.

Lone Star manufactures welded oil country tubular goods (OCTG), standard and line pipe and tubular couplings, and is a provider of finishing services. The acquisition has strengthened U. S. Steel’s position as a premier supplier of tubular products for the energy sector. It is also anticipated that it will generate annual, sustainable synergies, with the full impact to be realized by the end of 2008. The synergies are anticipated through steel sourcing and processing, as well as through overhead cost reductions and the leveraging of best practices.

The total purchase price of $1,990 million reflects the $2,050 million share purchase, net of cash acquired of $71 million, and including direct acquisition costs of $11 million. The acquisition was recorded by allocating the cost of the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The amount allocated to goodwill reflects the benefit U. S. Steel expects to realize from expanding our Tubular operations and from running our Flat-rolled segment at higher operating rates. Approximately $330 million of goodwill has been allocated to Flat-rolled. The balance of the goodwill has been allocated to the OCTG and standard and line pipe, tubular coupling, and finishing services businesses acquired from Lone Star.

The acquisition has been accounted for in accordance with FAS 141, “Business Combinations.” The following table presents the preliminary allocation of the aggregate purchase price based on estimated fair values:

(In millions)
Assets Acquired:
Receivables	$129
Inventories	429
Other current assets	12
Property, plant & equipment	361
Identifiable intangible assets	232
Goodwill	1,155
Other noncurrent assets	50

Total Assets	2,368

Liabilities Assumed:
Accounts payable	151
Payroll and benefits payable	30
Other current liabilities	21
Employee benefits	35
Deferred income tax liabilities	132
Other noncurrent liabilities	9

Total Liabilities	378

Purchase price – net of cash acquired	$1,990

In evaluating the fair value of inventory acquired, it was determined that the preliminary allocation of the purchase price to inventory, as presented in the quarterly report on Form 10-Q for the period ended June 30, 2007, should be reduced by approximately $120 million, as a result of determining that the quality of the acquired inventory was not satisfactory for it to be used for its intended purpose. The amount presented above reflects the fair value of the inventory acquired. U. S. Steel is continuing to conform accounting policies and procedures and evaluate assets and liabilities assumed. The results of this process may lead to further adjustments to the purchase price allocation presented above (See Note 18).

In the third quarter 2007, U. S. Steel management completed an assessment of the electric arc furnaces and rolling mill facilities that had been used by Lone Star to produce hot rolled bands. As a result of this assessment, operations at the electric arc furnaces and the rolling mill facilities have been permanently discontinued. This resulted in a decrease in acquired Property, plant & equipment of approximately $100 million from the preliminary allocation presented in the quarterly report on Form 10-Q for the period ended June 30, 2007. The employment of approximately 200 employees was terminated in connection with these activities.

The adjustments discussed above also resulted in a decrease in Deferred income tax liabilities of approximately $90 million and an increase in Goodwill of approximately $130 million from the preliminary allocation presented in the quarterly report on Form 10-Q for the period ended June 30, 2007.

Goodwill is not deductible for tax purposes. The Identifiable intangible assets, principally water rights and customer relationships, are not deductible for tax purposes. Customer relationships of approximately $130 million will be subject to amortization for book purposes over a period of approximately 20 years. It was determined that water rights of approximately $75 million have an indefinite life. Goodwill and Intangible assets with an indefinite life will be subject to impairment testing on an annual basis in accordance with FAS 142, “Goodwill and Other Intangible Assets.” Other identifiable intangible assets will be amortized over a weighted-average period of approximately 13 years.

The following unaudited pro forma information for U. S. Steel includes the results of the Lone Star acquisition as if it had been consummated at the beginning of the periods presented. The unaudited pro forma data is based on historical information and does not include anticipated cost savings or other effects of the integration of Lone Star. Accordingly, the unaudited pro forma data does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2007	2006	2007	2006
Net sales	$4,354	$4,435	$12,915	$12,963
Net income	286	422	845	1,132
Net income per share:
- Basic	$2.42	$3.48	$7.15	$9.95
- Diluted	$2.41	$3.46	$7.10	$9.11

5.	Divestiture

On September 26, 2007, U. S. Steel and Canadian National Railway Company (CN) announced that they had entered into an agreement under which CN will acquire the majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) for $300 million. Under the agreement, U. S. Steel will retain railroad assets, equipment, and employees that support the Gary Works complex in northwest Indiana. The transaction is subject to regulatory approval by the U.S. Surface Transportation Board, and closing is anticipated in mid-2008. As of September 30, 2007, the assets of EJ&E that are to be sold, which consist primarily of property, plant and equipment, have been classified as held for sale in accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

6.	Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted under several stock-based employee compensation plans and are more fully described in Note 12 of the United States Steel Corporation 2006 Annual Report on Form 10-K. Effective January 1, 2006, U. S. Steel adopted the fair value recognition provisions of FAS No. 123R, “Share-Based Payments,” (FAS 123(R)). FAS 123(R) requires that the cost resulting from all stock-based payments be recognized based on the grant date fair value of the award. U. S. Steel recognized stock-based compensation expense in the amount of $3 million and $7 million in the third quarter 2006 and 2007, respectively, and $11 million and $16 million in the first nine months 2006 and 2007, respectively.

The Compensation & Organization Committee of the Board of Directors (the Compensation Committee) has made grants of stock-based awards under a stockholder approved stock incentive plan (the Plan). Recent grants have consisted of stock options, restricted stock and performance stock awards. The following table is a general summary of the awards made under the Plan.

	2007 Grants(a)		May 2006 Grant
Grant Details	Shares(b)	Fair Value(c)	Shares(b)	Fair Value(d)
Stock Options	234,930	$44.55	344,490	$27.05
Restricted Stock	162,445	$108.68	229,380	$65.40
Performance Shares(e)	62,800	$139.74	95,400	$63.74
(a)	In addition to the annual grant made in May 2007, additional grants were made in July 2007 primarily as a result of the Lone Star acquisition.
(b)	The share amounts shown in this table do not reflect an estimate for forfeitures.
(c)	Weighted average per share amounts
(d)	Per share amounts
(e)	The number of Performance Shares shown represents the target value of the award.

In addition to the above grants, retention grants of restricted stock with a fair value of $4 million were awarded in July 2007, primarily as a result of the Lone Star acquisition. These grants vest at the end of three years.

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

As of September 30, 2007, total future compensation expense related to nonvested stock-based compensation arrangements was $43 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.4 years.

In accordance with FAS 123(R), compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock option awards vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions	2007 Grants	May 2006 Grant
Grant date price per share of option award	$99.52 - 109.32	$65.40
Expected annual dividends per share, at grant date	$0.80	$0.60
Expected life in years	5	5
Expected volatility	43%	43%
Risk-free interest rate	4.5% - 4.6%	4.8%
Grant date fair value per share of unvested option awards as calculated from above	$40.76 - 44.90	$27.05

The expected annual dividends per share are based on the latest annualized dividend rate at the date of grant; the expected life in years is determined primarily from historical stock option exercise data; the expected volatility is based on the historical volatility of U. S. Steel stock; and the risk-free interest rate is based on the U.S. Treasury strip rate for the expected life of the option.

7.	Pensions and Other Benefits

The following table reflects components of net periodic benefit cost for the three months ended September 30, 2007 and 2006:

	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Service cost	$25	$24	$3	$3
Interest cost	101	102	40	37
Expected return on plan assets	(143)	(140)	(13)	(10)
Amortization of prior service cost	6	15	(8)	(11)
Amortization of net loss	32	39	10	9

Net periodic benefit cost, excluding below	21	40	32	28
Multiemployer plans	8	8	-	-
Settlement, termination and curtailment losses	3	11	-	-

Net periodic benefit cost	$32	$59	$32	$28

The following table reflects components of net periodic benefit cost for the nine months ended September 30, 2007 and 2006:

	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Service cost	$73	$73	$10	$10
Interest cost	301	306	118	111
Expected return on plan assets	(426)	(419)	(39)	(32)
Amortization of prior service cost	18	46	(25)	(34)
Amortization of net loss	96	115	30	28

Net periodic benefit cost, excluding below	62	121	94	83
Multiemployer plans	22	22	-	-
Settlement loss and termination benefits	4	11	-	-

Net periodic benefit cost	$88	$154	$94	$83

During the third quarter of 2006, approximately 1,800 U. S. Steel Balkan (USSB) employees (or 23 percent of the workforce) accepted a severance or voluntary early retirement plan (VERP). Employee severance and net employee benefit charges of $21 million (including $12 million in settlement, termination and curtailment losses) were recorded for these employees in 2006. Of this expense, $4 million was recorded in selling, general, and administrative expenses and $17 million was recorded in cost of sales. As of March 31, 2007, all employees included in the VERP had left the company and $24 million of cash payments had been made.

In conjunction with the VERP that was begun in the third quarter 2006, USSB retained the option to eliminate additional positions. The program was complete as of June 30, 2007 and approximately 500 employees had left the company under the second phase of the program. Employee severance and net employee benefit charges of $7 million (including $1 million of termination losses) were recognized in the first half of 2007. Of this expense, $2 million was recorded in selling, general, and administrative expenses, $5 million was recorded in cost of sales and cash payments of $7 million had been made.

Employer Contributions

As of September 30, 2007, U. S. Steel has made $140 million of voluntary cash contributions to its main defined benefit pension plan, $5 million in cash contributions to several smaller defined benefit pension plans, cash payments of $16 million to other plans and cash payments of $22 million to the Steelworkers Pension Trust. U. S. Steel’s Board of Directors has authorized additional voluntary contributions to U. S. Steel’s trusts for pensions and health care of up to $160 million through the end of 2008.

As of September 30, 2007, $10 million in cash contributions had been made to other postretirement plans and cash payments of $173 million had been made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $6 million and $6 million for the three months ended September 30, 2007 and 2006, respectively, and $18 million and $16 million for the nine months ended September 30, 2007 and 2006, respectively.

8.	Depreciation, Depletion and Amortization

U. S. Steel records depreciation on a modified straight-line method for steel-related assets located in the United States, that are not associated with the operations acquired from Lone Star, based upon raw steel production levels. Applying modification factors decreased expenses by $7 million and $4 million for the third quarter 2007 and 2006, respectively, and by $33 million and $13 million for the nine months ended September 30, 2007 and 2006, respectively, when compared to a straight-line calculation. Straight-line depreciation is used by USSE and the businesses acquired from Lone Star.

Accumulated depreciation and depletion totaled $8,053 million and $7,768 million at September 30, 2007 and December 31, 2006, respectively. Accumulated amortization, calculated on a straight-line basis, totaled $4 million at September 30, 2007.

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

Net interest and other financial costs include foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s operations. During the third quarter 2007, net foreign currency gains of $4 million were recorded in net interest and other financial costs, compared with net gains of $6 million in the third quarter of 2006. For the nine months ended September 30, 2007 and 2006, net foreign currency gains of $6 million and $7 million, respectively, were recorded in net interest and other financial costs.

Net interest and other financial costs for the second quarter 2007 include a charge of $23 million for the premium and write-off of debt issue costs related to the full redemption of the 9.75% Senior Notes. In the first quarter 2007, a $3 million charge was incurred to write off debt issue costs related to the full redemption of the Senior Quarterly Income Debt Securities. See Note 13.

10.	Income Taxes

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

The total amount of unrecognized tax benefits was $55 million and $44 million as of September 30, 2007 and January 1, 2007, respectively. If these unrecognized tax benefits were recognized, the annual effective tax rate would decrease by approximately three percentage points. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of September 30, 2007 and January 1, 2007, U. S. Steel had accrued liabilities of $5 million and $2 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.

Provision for taxes

The income tax provision in the first nine months of 2007 reflects an estimated annual effective tax rate of 17 percent, excluding $13 million of discrete items. This estimated annual effective rate requires management to make its best estimate of annual pretax income for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2007 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2007 could be materially different from the forecast annual tax provision as of the end of the third quarter.

Taxes on Foreign Income

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the year in which the credit is claimed and the following four years. The provisions of the

Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for the years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. The Slovak tax authority has confirmed that USSK has fulfilled all of the necessary conditions for claiming the tax credit for the years 2000 through 2005. As a result of conditions imposed when Slovakia joined the European Union (EU) that were amended by a 2004 settlement with the EU, the total tax credit granted to USSK for the period 2000 through 2009 is limited to $430 million. Based on the credits previously used and forecasts of future taxable income, management anticipates fully utilizing the remaining credits in 2008. Additionally, the conditions for claiming the tax credit also limit USSK’s annual production of flat-rolled products and its sale of flat-rolled products into the EU. Management does not believe the production and sales limits are materially burdensome, and they will expire at the end of 2009, if not before. USSK’s income tax returns for the years 2005 and 2006 are currently under audit by the Slovak Tax Authorities. During 2006 and in the first nine months of 2007, a current income tax provision was recorded for USSK because the tax credit is limited to 50 percent of the statutory rate.

Tax years subject to Examination

Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2004 and forward*

U.S. States – 2002 and forward

Slovakia – 2000 and forward

Serbia – 2003 and forward

*Lone Star has open tax years for its U.S. federal returns dating back to 1988 due to the presence of net operating loss (NOL) carryforwards.

Status of IRS Examinations

The 2002-2003 IRS audit of U. S. Steel’s tax returns was completed in the second quarter of 2006 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from the settlement of this audit. NOLs generated in the years 2002 and 2003 were carried forward and fully utilized in U. S. Steel’s 2004 and 2005 tax returns, which are currently under examination by the IRS. These NOLs are subject to review as part of that examination.

Deferred taxes

As of September 30, 2007, the net domestic deferred tax asset was $182 million compared to $446 million at December 31, 2006, and is primarily attributable to employee benefit liabilities not yet deducted for tax purposes. Based on factors such as the length of time over which the deduction for employee benefit liabilities will be claimed on tax returns, the current law provisions which permit loss carryforwards for an extended period, and U. S. Steel’s demonstrated ability to utilize the entire amount of tax deductions and tax attributes over previous business cycles, management fully expects to realize tax benefits for the entire amount of these recorded tax assets.

As of September 30, 2007, the amount of net foreign deferred tax assets recorded was $17 million, net of an established valuation allowance of $119 million. As of December 31, 2006, the amount of net foreign deferred tax assets recorded was $19 million, net of an established valuation allowance of $90 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna and the Serbian dinar. A full valuation allowance of $105 million is provided for the Serbian deferred tax assets which mainly consist of investment tax credits. Although investment tax credits can be carried forward for up to ten years, it is expected that future years’ investment tax credits, which are required to be used first, will completely offset future income taxes.

11.	Preferred and Common Shares, Income Per Common Share

Preferred Share Conversion

The Series B Preferred shares were converted into approximately 16 million shares of U. S. Steel common stock on June 15, 2006. Preferred stock dividends reduced retained earnings by $4 million in the first quarter 2006. Since this conversion, no preferred shares remain outstanding.

Common Stock Repurchase Program

U. S. Steel has repurchased common stock from time to time in the open market. During the third quarter and first nine months of 2007, 285,000 and 894,900 shares of common stock were repurchased for $28 million and $87 million, respectively. At September 30, 2007, 6,756,300 shares remained authorized to be repurchased. During 2006, U. S. Steel repurchased 7,247,600 shares of common stock for $442 million under this program.

Income Per Common Share

Basic net income per common share was calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options, the vesting of restricted stock and the conversion of preferred stock, provided in each case the effect is dilutive. For the third quarter and nine months ended September 30, 2007, 668,780 shares and 713,167 shares of common stock, respectively, related to stock options and restricted stock, have been included in the computation of diluted net income because their effect was dilutive. For the third quarter and nine months ended September 30, 2006, 694,167 shares and 10,462,390 shares of common stock, respectively, related to stock options, restricted stock and the conversion of preferred stock have been included in the calculation of diluted net income. Net income in 2006 was not adjusted for preferred stock dividend requirements since their conversion was assumed.

Dividends Paid Per Share

The dividend rate for the first three quarters of 2007 was 20 cents per common share. The dividend rate was 15 cents per common share for the third quarter and second quarter 2006 and 10 cents per common share for the first quarter 2006.

12.	Inventories

Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing for USSE. The last-in, first-out (LIFO) method is the predominant method of inventory costing for inventories in the United States. At September 30, 2007 and December 31, 2006, the LIFO method accounted for 63 percent and 67 percent of total inventory values, respectively.

(In millions)	September 30, 2007	December 31, 2006
Raw materials	$418	$560
Semi-finished products	784	597
Finished products	517	368
Supplies and sundry items	107	79

Total	$1,826	$1,604

Current acquisition costs were estimated to exceed these inventory values by $850 million at September 30, 2007 and by $900 million at December 31, 2006. Cost of sales was reduced by

$10 million in the third quarter 2007 and was increased by $6 million in the third quarter 2006 and reduced by $23 million and $2 million in the first nine months of 2007 and 2006, respectively, as a result of liquidations of LIFO inventories.

Inventory includes $74 million and $65 million of land held for residential or commercial development as of September 30, 2007 and December 31, 2006, respectively.

U. S. Steel has coke swap agreements with other steel manufacturers designed to reduce transportation costs. The coke swaps are recorded at cost in accordance with APB 29, “Accounting for Nonmonetary Transactions” and FAS No. 153, “Exchanges of Nonmonetary Assets.” U. S. Steel shipped approximately 610,000 tons and received approximately 660,000 tons of coke under the swap agreements during the first nine months of 2007. U. S. Steel shipped approximately 195,000 tons and received approximately 170,000 tons of coke under the swap agreements during 2006. There was no income statement impact related to these swaps.

13.	Debt

(In millions)	Interest Rates %	Maturity	September 30, 2007	Dec. 31, 2006
Senior Notes	6.65	2037	$350	$-
Senior Notes	6.05	2017	450	-
Senior Notes	5.65	2013	300	-
Senior Notes	9.75	2010	-	378
Senior Notes	10.75	2008	20	20
Senior Quarterly Income Debt Securities	10	2031	-	49
Five-year Term Loan	Variable	2008 – 2012	500	-
Environmental Revenue Bonds	4.75 - 6.25	2009 – 2033	458	458
Fairfield Caster Lease		2007 – 2012	54	60
Other capital leases and all other obligations		2007 – 2014	42	60
Credit Agreement, $750 million	Variable	2012	-	-
USSK credit facilities, €60 million ($85 and $79 million)	Variable	2009	-	-
USSB credit facility, €25 million ($35 and $33 million)	Variable	2008	-	-

Total			2,174	1,025
Less unamortized discount			3	-
Less short-term debt and long-term debt due within one year			68	82

Long-term debt			$2,103	$943

U. S. Steel redeemed the Senior Quarterly Income Debt Securities (Quarterly Debt Securities) on January 2, 2007 at 100 percent of the principal amount together with accrued, but unpaid interest at the redemption date.

On May 11, 2007, U. S. Steel entered into an unsecured five-year $750 million Credit Agreement (Credit Agreement). The Credit Agreement provides for borrowings at interest rates based on defined, short-term, market rates and has an interest rate coverage ratio and a leverage ratio covenant and other customary terms and conditions including limitations on liens and mergers. The Credit Agreement expires in 2012 and replaced U. S. Steel’s $600 million revolving credit facility that was secured by inventory (the Inventory Facility).

On May 21, 2007, U. S. Steel issued a total of $1,100 million of senior notes consisting of $350 million at 6.65% due 2037, $450 million at 6.05% due 2017, and $300 million at 5.65% due 2013, collectively, the Senior Notes. Interest is payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2007. The Senior Notes were issued under U. S. Steel’s shelf registration statement and were not listed on any national securities exchange. Proceeds from the sale of the Senior Notes were used to finance a portion of the Lone Star acquisition (see Note 4) and to redeem the 9.75% Senior Notes due 2010, as discussed below. The Senior Notes restrict our ability to create certain liens, enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of our assets.

On June 11, 2007, U. S. Steel entered into a $500 million five-year term loan (the five-year Term Loan). Proceeds from the five-year Term Loan were used to finance a portion of the Lone Star acquisition (see Note 4). On each anniversary date a mandatory principal payment of $25 million is due. Interest on the five-year Term Loan is based on defined, short-term market rates and is due at least quarterly. The agreement for the five-year Term Loan contains the same financial covenants and limitations as the Credit Agreement.

On June 20, 2007, U. S. Steel redeemed $378 million principal amount of the 9.75% Senior Notes, at 104.875% of the principal amount, plus accrued interest. In conjunction with this redemption and the termination of the Inventory Facility, U. S. Steel has decreased the restrictive nature of the covenants and events of default to which we are subject. (See Note 9 for net interest and other financial costs associated with this redemption.)

On October 12, 2007, U. S. Steel entered into a $500 million three-year term loan (the three-year Term Loan) and a $400 million one-year term loan (the one-year Term Loan) that will be fully drawn upon to partially fund the acquisition of Stelco (see Note 4). The three-year Term Loan requires a $50 million and $100 million principal repayment on the first and second anniversary dates, respectively. Interest on the term loans is based on defined, short-term market rates and is due quarterly. The agreements for the Term Loans contain the same financial covenants and limitations as the Credit Agreement.

At September 30, 2007, in the event of a change in control of U. S. Steel, debt obligations totaling $1,100 million may be declared immediately due and payable, and if certain conditions are met an additional $500 million may also be due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $71 million or provide a letter of credit to secure the remaining obligation. The one-year Term Loan and the three-year Term Loan entered into on October 12, 2007 also contain change of control provisions

U. S. Steel was in compliance with all of its debt covenants at September 30, 2007.

14.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	September 30, 2007	December 31, 2006
Balance at beginning of year	$33	$27
Foreign currency translation effects	1	3
Accretion expense	3	3

Balance at end of period	$37	$33

Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate their fair value.

15.	Variable Interest Entities

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

Blackbird Acquisition Inc.

Blackbird Acquisition Inc. (Blackbird) is an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird. At September 30, 2007, there were no assets or liabilities consolidated through Blackbird.

U. S. Steel Receivables, LLC

U. S. Steel has a receivables purchase program. Trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned consolidated special purpose entity. USSR can then sell revolving interests in the receivables to certain commercial paper conduits. On June 20, 2007, $40 million of accounts receivable were sold to conduits. As of June 30, 2007, these receivables had been repurchased. At September 30, 2007 $500 million was available under this facility. The Receivables Purchase Agreement expires on September 25, 2010, and does not require annual commitment extensions.

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. DRB manages the development and marketing of the property. The consolidation of DRB increased income from operations by $1 million for the quarter and nine months ended September 30, 2007.

Chicago Lakeside Development, LLC

Chicago Lakeside Development, LLC (CLD) was established in 2006 to develop 275 acres of land that U. S. Steel owns in Chicago, Illinois. During the predevelopment phase of the project (expected to last approximately eighteen months), CLD will investigate the feasibility of the project and plan the development. U. S. Steel will contribute approximately 45 percent of the costs incurred during this phase. If CLD proceeds with the development, U. S. Steel will contribute its land to the entity for development. During the quarter and nine months ended September 30, 2007, the consolidation of CLD reduced income from operations by $3 million and $6 million, respectively, which was partially offset by minority interests of $2 million and $3 million, respectively.

16.	Comprehensive Income

The following table reflects the components of comprehensive income:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Net income	$269	$417	$844	$1,077
Changes in foreign currency translation adjustments, net of tax	142	31	195	217
Changes in employee benefit accounts, net of tax	26	-	70	-

Comprehensive income	$437	$448	$1,109	$1,294

17.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, transportation services and fees for providing various management and other support services to equity and other related parties. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $296 million and $241 million for the quarters ended September 30, 2007 and 2006, respectively, and $832 million and $698 million for the nine months ended September 30, 2007 and 2006, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties.

Purchases from equity investees for outside processing services amounted to $18 million and $11 million for the quarters ended September 30, 2007 and 2006, respectively, and $35 million and $30 million for the nine months ended September 30, 2007 and 2006, respectively.

Accounts payable to related parties include balances due PRO-TEC Coating Company (PRO-TEC) of $72 million and $57 million at September 30, 2007 and December 31, 2006, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to equity investees totaled $7 million and $2 million at September 30, 2007 and December 31, 2006, respectively.

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

Asbestos matters – As of September 30, 2007, U. S. Steel was a defendant in approximately 300 active cases involving approximately 3,050 plaintiffs, including cases involving the businesses acquired from Lone Star. At December 31, 2006, U. S. Steel was a defendant in approximately 300 active cases involving approximately 3,700 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). Almost 2,750, or approximately 90 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the third quarter of 2007, U. S. Steel paid approximately $1 million in settlements. These settlements, along with review of case docket information for certain states, and voluntary and involuntary dismissals, resulted in the disposition of approximately 200 claims. New case filings added approximately 150 claims. During 2006, U. S. Steel paid approximately $8 million in settlements. These settlements, along with review of case docket information for certain states, and voluntary and involuntary dismissals, resulted in the disposition of approximately 5,150 claims. New case filings added approximately 450 claims.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 165 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities, excluding Lone Star which is discussed below, totaled $145 million at September 30, 2007, of which $18 million was classified as current, and $140 million at December 31, 2006, of which $18 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $15 million, and $3 million for the quarters ended September 30, 2007 and 2006, respectively, and $22 million and $14 million for the nine months ended September 30, 2007 and 2006, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 20 percent.

Remediation Projects

U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations, that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are three Resource Conservation and Recovery Act (RCRA) programs, including one at Fairfield Works, one at Lorain Tubular, and one at the Fairless Plant, a voluntary remediation at the former steel making plant at Joliet, Illinois, and one state Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) program at the Duluth St. Louis Estuary and Upland Project. As of September 30, 2007, accrued liabilities for these projects totaled $2 million for the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects may prove insignificant or could range in the aggregate up to $25 million. The scope of the Duluth project, depending on agency negotiations, could become defined in 2007. The scope of the Gary Works West Grand Calumet Lagoon Project and one of the Fairfield Works RCRA programs were defined in the third quarter 2007.

Significant Projects with Defined Scope – As of September 30, 2007, a total of $68 million was accrued for the West Grand Calumet Lagoon and other projects at or related to Gary Works, as well as the Municipal Industrial & Disposal Company (MIDC) CERCLA site in Elizabeth, PA, where the scope of the work required is well developed. These Gary Works projects include the other RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site. These RCRA program projects are in the final study stage and data currently indicates that any further required remediation, beyond that which has been accrued, should not be material. The NRD claims have been resolved by final settlement orders and payment schedules are determined. The Grand Calumet River and the related CAMU project are essentially complete, except for currently accrued liabilities for costs associated with additional dredging, CAMU maintenance and wastewater treatment. A Closure Permit application has been submitted for the hazardous waste sites, that also address the one solid waste site, and there has been no meaningful agency action on the application. A plan for Corrective Measures for the West Grand Calumet Lagoon has been prepared and will be submitted for approval. Investigation and studies and the remedial design have been completed for the MIDC project. U. S. Steel does not expect material additional costs related to these projects.

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including for the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the project, has developed work plans, is conducting field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel had an accrued liability of $22 million as of September 30, 2007 for its share of the remaining costs of remediation.

Other Projects – There are seven other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2007 was $16 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million, including a Fairfield Works RCRA program that was defined in the third quarter 2007. The total accrued liability for these projects at September 30, 2007 was $9 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $17 million at September 30, 2007 and were based on known scopes of work.

Administrative and Legal Costs – As of September 30, 2007, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2007 and 2006, such capital expenditures totaled

$46 million and $60 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

Lone Star Obligations – With the acquisition of Lone Star, we assumed responsibility for a number of environmental liabilities at Lone Star facilities. At September 30, 2007 these obligations totaled approximately $9 million, of which $2 million was classified as current, and are in addition to the amounts for U. S. Steel already discussed. We are currently in the process of evaluating each liability and we may make adjustments to the amounts accrued in conjunction with the preliminary purchase price allocation. It is anticipated that our evaluation will be completed by December 31, 2007.

Kyoto Protocol and CO2 Emissions – As a result of the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC) has established CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan, for the period 2005 through 2007, (NAP I) that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Slovak Ministry of the Environment (Ministry) imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. USSK is purchasing CO2 allowances needed to cover its anticipated shortfall for the remainder of the NAP l allocation period. Based on the value of purchased credits and current market value of CO2 allowances remaining to be purchased, a short-term other liability of $2 million was recognized on the balance sheet as of September 30, 2007. At December 31, 2006, the long-term liability was $7 million. On November 29, 2006, the EC issued a decision that Slovakia would be granted 25 percent fewer CO2 allowances than were requested in Slovakia’s second CO2 trading period, 2008-2012 (NAP II). Both Slovakia and USSK have filed legal actions against the EC to challenge this decision. In early October 2007, the Court of First Instance of the European Communities dismissed on the basis of inadmissibility both of the cases USSK had brought to challenge the reduction by the European Commission of Slovakia’s total allowances in the NAP I and NAP II trading periods. USSK is studying these decisions to determine its response. The Ministry has not yet made an allocation of Slovakia’s CO2 allowances to companies within Slovakia for the NAP II period, but has publicized a draft of an allocation plan that would award USSK more annual allowances than were awarded to USSK under the Slovak NAP I plan.

While ratification of the Kyoto Protocol in the United States has not occurred, there remains the possibility that limitations on greenhouse gases may be imposed. The impact of any such limitations on U. S. Steel’s domestic operations cannot be estimated at this time.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities cases (included in the $145 million of accrued liabilities for remediation already discussed), there are no other known environmental liabilities related to these transactions.

Guarantees – The guarantee of the liabilities of an unconsolidated entity of U. S. Steel totaled $2 million at September 30, 2007. In the event that any default related to the guaranteed liabilities occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

Contingencies related to Separation from Marathon – U. S. Steel separated from Marathon Oil Corporation (Marathon) on December 31, 2001 (the Separation). In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $32 million as of September 30, 2007 may be declared immediately due and payable. Further, $522 million related to Environmental Revenue bonds and various capital lease obligations may also be declared immediately due and payable.

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

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $22 million at September 30, 2007). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

1314B Partnership – See description of the partnership in Note 15. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at September 30, 2007, including interest and tax gross-up, is approximately $650 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental obligations. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is sufficient to cover exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $125 million and $124 million as of September 30, 2007, and December 31, 2006, respectively, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At September 30, 2007, U. S. Steel’s contract commitments to acquire property, plant and equipment totaled $166 million.

19.	Subsequent Event

In October 2007 USSK announced a voluntary early retirement program. Those employees who elect to participate in the program will terminate their employment prior to the end of 2008. Associated charges are expected to be recognized in the fourth quarter 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1A. Risk Factors in this Form 10-Q. References in this Quarterly Report on Form 10-Q to “U. S. Steel”, “the Company”, “we”, “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context.

On June 14, 2007, U. S. Steel acquired all of the outstanding shares of Lone Star Technologies, Inc. (Lone Star), a domestic manufacturer of high-quality welded oil country tubular goods (OCTG), standard and line pipe and tubular couplings, and a provider of finishing services. See Note 4 to Financial Statements for information regarding the acquisition. The results of operations for Lone Star are included in our Tubular segment from the date of the acquisition. The facilities that were acquired include Lone Star Steel Company, a manufacturer of oilfield tubular products, standard and line pipe and specialty tubing products; Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc., suppliers of couplings used to connect individual sections of oilfield casing and tubing; Delta Tubular Processing, a provider of thermal treating and end-finishing services for oilfield production tubing; Delta Tubular International, a provider of high-quality threading, inspection and storage services to the OCTG market; Bellville Tube Company, L.P., an OCTG manufacturer; and Fintube Technologies, Inc., a manufacturer of specialty tubular products used in heat recovery technology applications. Lone Star also has a 50 percent ownership interest in Apolo Mecanica e Estruturas LTDA, a Brazilian supplier of welded casing, tubing, line pipe and other tubular products.

The acquisition of Lone Star increased our annual North American tubular manufacturing capability to 2.8 million tons.

RESULTS OF OPERATIONS

Net sales by segment for the third quarter and first nine months of 2007 and 2006 are set forth in the following table:

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions, excluding intersegment sales)	2007	2006		2007	2006
Flat-rolled	$2,439	$2,545	-4%	$7,137	$7,452	-4%
USSE	1,167	1,036	13%	3,566	2,893	23%
Tubular	637	455	40%	1,398	1,384	1%

Total sales from reportable segments	4,243	4,036	5%	12,101	11,729	3%
Other Businesses	111	70	59%	237	212	12%

Net sales	$4,354	$4,106	6%	$12,338	$11,941	3%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended September 30, 2007 versus the quarter ended September 30, 2006 is set forth in the following table:

Quarter Ended September 30, 2007 versus Quarter Ended September 30, 2006

	Steel Products Sales (a)				Coke & Other Sales
	Volume	Price	Mix	FX (b)		Net Change
Flat-rolled	-2%	1%	-2%	0%	-1%	-4%
USSE	-4%	5%	3%	6%	3%	13%
Tubular	48%	-5%	-2%	0%	-1%	40%
(a)	Excludes intersegment sales
(b)	Foreign currency effects

Net sales were $4,354 million in the third quarter of 2007, compared with $4,106 million in the same quarter last year. The decrease in sales for the Flat-rolled segment primarily reflected decreased shipments of sheet products and a less favorable product mix. The increase in sales for the European segment was primarily due to favorable currency effects, higher average realized prices and a more favorable product mix, partially offset by lower shipments. Including the currency effects, average realized prices increased $98 per ton from the third quarter of 2006. The increase in sales for the Tubular segment resulted mainly from increased shipments as a result of the Lone Star acquisition, partially offset by lower average realized prices.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2007 versus the nine months ended September 30, 2006 is set forth in the following table:

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

	Steel Products Sales (a)				Coke & Other Sales
	Volume	Price	Mix	FX (b)		Net Change
Flat-rolled	-6%	8%	-6%	0%	0%	-4%
USSE	0%	11%	2%	7%	3%	23%
Tubular	6%	-1%	-4%	0%	0%	1%
(a)	Excludes intersegment sales
(b)	Foreign currency effects

Net sales were $12,338 million in the first nine months of 2007, compared with $11,941 million in the same period last year. Sales for the Flat-rolled segment were down mainly on lower shipments of sheet products and a less favorable product mix, partially offset by higher average realized prices (up $18 per ton). Sales for USSE increased mainly as a result of higher average realized prices and favorable currency effects. Including the currency effects, average realized prices increased $121 per ton from the first nine months of 2006. Tubular sales were up slightly due primarily to increased shipments, partially offset by an unfavorable change in product mix.

Operating expenses

Total operating expenses as a percent of sales were 92 percent in the third quarter of 2007, compared to 86 percent in the third quarter of 2006. Total operating expenses as a percent of sales were 91 percent in the first nine months of 2007, compared to 88 percent in the first nine months of 2006.

The increases in both periods primarily reflected higher raw material and repair and maintenance costs. The change in the year-to-date period also reflected reduced operating efficiencies as a result of lower domestic raw steel production.

Profit-based union payments

Results for the third quarter and first nine months of 2007 and 2006 included costs related to profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the United Steelworkers (USW), and to payments pursuant to agreements with other unions. All of these costs are included in cost of sales on the statement of operations.

	Third Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2007	2006		2007	2006
Allocated to segment results	$36	$53	-32%	$100	$129	-22%
Retiree benefit expenses	29	41	-29%	84	105	-20%

Total	$65	$94	-31%	$184	$234	-21%

Profit-based payment amounts per the agreement with the USW are calculated as percentages of consolidated income from operations after special items (as defined in the agreement) and are: (1) to be used to assist retirees from National Steel with health care costs, based on between 6 percent and 7.5 percent of profit; and (2) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton.

Pension and other benefit costs

Defined benefit and multiemployer pension plan costs totaled $32 million in the third quarter of 2007, compared to $59 million in the third quarter of 2006. Defined benefit and multiemployer pension plan costs totaled $88 million in the first nine months of 2007, compared to $154 million in the same period of 2006. The reductions in both periods were due to the completion of the amortization of prior service costs for a 1992 contract amendment, the transfer of certain surviving spouse liabilities to retired life (included in other benefits), and better than expected asset investment performance in 2006, which resulted in lower pension expense in 2007. Costs related to defined contribution plans totaled $6 million and $18 million in the third quarter and first nine months of 2007, respectively, compared to $6 million and $16 million in last year’s third quarter and first nine months, respectively.

Other benefit costs totaled $32 million and $94 million in the third quarter and first nine months of 2007, respectively, compared to $28 million and $83 million in the comparable periods last year.

Selling, general and administrative expenses

Selling, general and administrative expenses were $134 million in the third quarter of 2007, compared to $144 million in the third quarter of 2006. Selling, general and administrative expenses were $411 million in the first nine months of 2007, compared to $458 million in the first nine months of 2006. The decreases in both periods were primarily due to lower pension expense as discussed above.

Income from operations by segment for the third quarter and first nine months of 2007 and 2006 is set forth in the following table:

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2007	2006		2007	2006
Flat-rolled	$170	$230	-26%	$337	$569	-41%
USSE	152	219	-31%	602	532	13%
Tubular	74	164	-55%	273	487	-44%

Total income from reportable segments	396	613	-35%	1,212	1,588	-24%
Other Businesses	37	39	-5%	40	72	-44%

Segment income from operations	433	652	-34%	1,252	1,660	-25%
Retiree benefit expenses	(46)	(70)	-34%	(128)	(190)	-33%
Other items not allocated to segments:
Tubular inventory transition effects	(27)	-		(27)	-
Workforce reduction charges	-	(21)		-	(21)
Asset impairment charge	-	-		-	(5)

Total income from operations	$360	$561	-36%	$1,097	$1,444	-24%

Segment results for Flat-rolled

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2007	2006		2007	2006
Income from operations ($ millions)	$170	$230	-26%	$337	$569	-41%
Raw steel production (mnt)	4,328	4,359	-1%	12,157	13,085	-7%
Capability utilization	88.5%	89.1%	-1%	83.8%	90.2%	-7%
Steel shipments (mnt)	3,601	3,695	-3%	10,388	11,102	-6%
Average realized steel price per ton	$643	$651	-1%	$648	$630	3%

The decrease in third quarter 2007 Flat-rolled income from operations as compared to third quarter 2006 resulted mainly from higher raw material and repair and maintenance costs, partially offset by lower accruals for profit-based payments. The decrease in first nine months 2007 income from operations as compared to the same period in 2006 was mainly due to higher raw material, repair and maintenance and outage costs; reduced operating efficiencies; and decreased shipments. These were partially offset by increased average realized prices.

Segment results for USSE

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2007	2006		2007	2006
Income from operations ($ millions)	$152	$219	-31%	$602	$532	13%
Raw steel production (mnt)	1,661	1,734	-4%	5,325	5,290	1%
Capability utilization	88.7%	92.7%	-4%	95.9%	95.3%	1%
Steel shipments (mnt)	1,486	1,552	-4%	4,754	4,712	1%
Average realized steel price per ton	$738	$640	15%	$710	$589	21%

The decrease in USSE income from operations in the third quarter of 2007 as compared to the third quarter of 2006 was primarily due to higher raw material and energy costs, net unfavorable currency effects, lower shipments and increased outage and related costs, partially offset by increased average realized prices. The improvement in income from operations for the nine-month period resulted mainly from increased average realized prices, partially offset by higher raw material and energy costs, net unfavorable currency effects and increased outage and related costs.

Segment results for Tubular

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2007	2006		2007	2006
Income from operations ($ millions)	$74	$164	-55%	$273	$487	-44%
Steel shipments (mnt)	473	303	56%	1,008	920	10%
Average realized steel price per ton	$1,282	$1,491	-14%	$1,350	$1,492	-10%

The decreases in Tubular income from operations in the third quarter and first nine months of 2007 as compared to the same periods of 2006 mainly resulted from lower average realized prices and lower shipments of seamless products.

Results for Other Businesses

Other Businesses generated income of $37 million in the third quarter of 2007, compared to $39 million in the third quarter of 2006. Income from Other Businesses for the first nine months of 2007 was $40 million, compared with income of $72 million in the first nine months of 2006. The decrease in the nine month period was mainly due to lower results for iron ore operations as a result of repair outages and longer-term mine development expense, partially offset by improved results for real estate operations.

Items not allocated to segments

Tubular inventory transition effects of $27 million in the third quarter and first nine months of 2007 reflected the effects of conforming certain inventories acquired from Lone Star to our unified business model, and the impact of selling acquired inventory, which had been recorded at fair value.

Workforce reduction charges of $21 million in the third quarter and first nine months of 2006 reflected employee severance and net benefit charges related to a voluntary workforce reduction program at USSB.

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

Net interest and other financial costs

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2007	2006		2007	2006
Interest and other financial costs	$37	$30	23%	$87	$93	-6%
Interest income	(11)	(17)	-35%	(46)	(49)	-6%
Foreign currency (gains) losses	(4)	(6)		(6)	(7)
Charge from early extinguishment of debt	-	-		26	-

Total	$22	$7	214%	$61	$37	65%

In the first nine months of 2007, net interest and other financial costs included pre-tax charges of $26 million related to the early redemption of our outstanding 9 3/4% Senior Notes due 2010 in June 2007, and the early redemption of our 10% Senior Quarterly Income Debt Securities in January 2007. Interest and other financial costs in both 2007 periods reflected additional interest expense resulting from the issuance on May 21, 2007 of $300 million principal amount of 5.65% Senior Notes due 2013, $450 million principal amount of 6.05% Senior Notes due 2017 and $350 million principal amount of 6.65% Senior Notes due 2037, and our entry into a $500 million term loan on June 11, 2007. These were partially offset by the absence of interest expense related to most of our 10 3/4% Senior Notes that we purchased in December 2006, our 10% Senior Quarterly Income Debt Securities that we redeemed in January 2007 and our 9 3/4% Senior Notes that we redeemed in June 2007. The changes also reflected decreased interest income.

The provision for income taxes in the third quarter and first nine months of 2007 was $68 million and $187 million, compared to $136 million and $317 million in the respective periods in 2006. The income tax provision in the first nine months of 2007 reflects an estimated annual effective tax rate of 17 percent, excluding $13 million of discrete items. Our effective tax rate is being favorably influenced by the relative earnings projected for the year from our European versus domestic operations.

During 2007 and 2006, a current tax provision was recorded for USSK because the provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009, compared to a 100 percent credit in previous years. As a result of conditions imposed when Slovakia joined the European Union (EU) that were amended by a 2004 settlement with the EU, the total tax credit granted to USSK for the period 2000 through 2009 is limited to $430 million. Based on the credits previously used and forecasts of future taxable income, management anticipates fully utilizing the remaining credits in 2008. It is expected that this will cause a higher effective tax rate in 2008 and subsequent years.

As of September 30, 2007, U. S. Steel had a net domestic deferred tax asset of $182 million. At September 30, 2007, the amount of net foreign deferred tax assets recorded was $17 million, net of an established valuation allowance of $119 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna and the Serbian dinar. A full valuation allowance of $105 million is provided for the Serbian deferred tax assets, which mainly consist of investment tax credits. Although investment tax credits can be carried forward for up to ten years, it is expected that future year investment tax credits, which are required to be used first, will completely offset future income taxes.

For further information on income taxes see Note 10 to Financial Statements.

U. S. Steel’s net income was $269 million in the third quarter of 2007, compared to $417 million in the third quarter of 2006. Net income in the first nine months of 2007 was $844 million, compared to $1,077 million in the same period last year. The reductions primarily reflected the factors discussed above.

BALANCE SHEET

See Note 4 to Financial Statements for the fair value of assets acquired and liabilities assumed as a result of the Lone Star acquisition.

Receivables increased by $510 million from year-end 2006 mainly due to higher shipments in the third quarter of 2007 compared to the fourth quarter of 2006, and the Lone Star acquisition.

Inventories, property, plant and equipment and deferred income tax liabilities increased from year-end 2006 primarily as a result of the Lone Star acquisition.

Intangible assets of $231 million primarily consist of water rights and customer relationships acquired with Lone Star.

Goodwill of $1,155 million reflects the difference between the Lone Star purchase price of $1,990 million and the fair value of the net assets acquired.

Assets held for sale consist primarily of railroad operating land, track and equipment related to the potential sale of the majority of the operating assets of Elgin, Joliet and Eastern Railway Company to Canadian National Railway Company. See Note 5 to Financial Statements.

Payroll and benefits payable included a $430 million payable that will be used to assist National retirees with health care costs. This liability increased by $85 million during the first nine months of 2007 and remains outstanding because the associated trust arrangement has not been established.

The $343 million increase in accounts payable from December 31, 2006 mainly reflected increased production volumes and higher raw material costs compared to the fourth quarter of 2006, as well as the Lone Star acquisition.

Long-term debt increased by $1,160 million from year-end 2006. On May 21, 2007, U. S. Steel issued $300 million principal amount of 5.65% Senior Notes due 2013, $450 million principal amount of 6.05% Senior Notes due 2017 and $350 million principal amount of 6.65% Senior Notes due 2037. In addition, on June 11, 2007, U. S. Steel entered into a $500 million term loan. These were partially offset by the early redemption on June 20, 2007 of $378 million of 9 3/4% Senior Notes due 2010 and the early redemption on January 2, 2007 of $49 million of 10% Senior Quarterly Income Debt Securities due 2031.

CASH FLOW

Net cash provided from operating activities was $1,354 million for the first nine months of 2007, compared with $1,035 million in the same period last year. Cash from operating activities in the first nine months of 2007 was reduced by $140 million of voluntary contributions to our main defined benefit pension plan. Cash from operating activities in the first nine months of 2006 was reduced by a $140 million voluntary contribution to our main defined benefit pension plan and a $50 million voluntary contribution to our trust for retiree health and life insurance. U. S. Steel’s Board of Directors has authorized additional voluntary contributions of up to $160 million to our trusts for pensions and health care by the end of 2008.

Capital expenditures in the first nine months of 2007 were $460 million, compared with $397 million in the same period in 2006. Flat-rolled expenditures were $240 million and included spending for coke oven thru-wall repairs and development related to an enterprise resource planning system. USSE expenditures of $129 million included spending at USSK for an air emission reduction project and a new automotive galvanizing line, and spending at USSB for the reline of the No. 2 blast furnace. Construction of the new galvanizing line was completed in February 2007 and we are in the process of ramping it up to full capacity. Expenditures of $78 million for Other Businesses included spending for open pit mining equipment.

U. S. Steel’s contract commitments to acquire property, plant and equipment at September 30, 2007, totaled $166 million.

Capital expenditures for 2007 are expected to be approximately $725 million.

Acquisition of Lone Star Technologies reflected $2,050 million paid at closing, net of cash acquired of $71 million, and $11 million of transaction costs.

Issuance of Long-term debt resulted from the issuance of $300 million principal amount of 5.65% Senior Notes due 2013, $450 million principal amount of 6.05% Senior Notes due 2017 and $350 million principal amount of 6.65% Senior Notes due 2037, and our entry into a $500 million term loan.

Repayment of debt in the first nine months of 2007 primarily reflected the early redemption of our 9 3/4% Senior Notes due 2010 and the early redemption of our 10% Senior Quarterly Income Debt Securities due 2031.

Common stock repurchased in the first nine months of 2007 totaled approximately 895,000 shares.

Dividends paid in the first nine months of 2007 were $71 million, compared with $54 million in the same period in 2006. Payments in the first nine months of 2007 reflected quarterly dividend rates of 20 cents per common share. Payments in the first nine months of 2006 reflected quarterly dividend rates of 10 cents per common share for the March payment and 15 cents per common share for the June and September payments. Dividends paid in 2006 also reflected a quarterly dividend of $0.875 per share for the 7% Series B Mandatory Convertible Preferred Shares, which were converted into U. S. Steel common stock on June 15, 2006.

LIQUIDITY AND CAPITAL RESOURCES

U. S. Steel has a $500 million Second Amended and Restated Receivables Purchase Agreement dated as of September 27, 2006 (RPA) with The Bank of Nova Scotia as collateral agent and other financial institutions that expires in September 2010. For further information regarding the RPA, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2006. As of September 30, 2007, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

U. S. Steel had a revolving credit facility that provided for borrowings of up to $600 million secured by all domestic inventory and related assets (Inventory Facility), including receivables other than those sold under the RPA. On May 11, 2007, we replaced the Inventory Facility with a $750 million unsecured five-year revolving credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent (Credit Facility). The Credit Facility has an interest coverage ratio (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) covenant of 2:1 and a leverage ratio (consolidated debt to consolidated EBITDA) covenant of 3.25:1, and other customary terms and conditions, including limitations on liens and mergers. As of September 30, 2007, we had no borrowings against this facility.

At September 30, 2007, USSK had no borrowings against its €40 million and €20 million credit facilities (which approximated $85 million), but had $5 million of customs and other guarantees outstanding, reducing availability to $80 million. Both facilities expire in December 2009.

At September 30, 2007, USSB had no borrowings against its €25 million facility (which approximated $35 million), which is secured by its inventory of finished and semi-finished goods and expires September 28, 2008.

On May 21, 2007, we consummated the issuance and sale of $300 million principal amount of 5.65% Senior Notes due 2013, $450 million principal amount of 6.05% Senior Notes due 2017 and $350 million principal amount of 6.65% Senior Notes due 2037 (collectively, the “Senior Notes”). These Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. For further detail regarding the Senior Notes, see Note 13 to Financial Statements and U. S. Steel’s Current Report on Form 8-K filed on May 22, 2007.

On June 11, 2007, U. S. Steel entered into an unsecured $500 million five-year term loan agreement (five-year Loan Agreement) with a group of lenders and JPMorgan Chase Bank, N.A. as Administrative Agent. The five-year Loan Agreement contains the same financial covenants and limitations as the Credit Facility, as well as mandatory principal repayments of $25 million per year. As of September 30, 2007, $500 million was outstanding under the five-year Loan Agreement. For further details regarding the five-year Loan Agreement, see Note 13 to Financial Statements and U. S. Steel’s Current Report on Form 8-K filed on June 11, 2007.

We were in compliance with all of our debt covenants at September 30, 2007.

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

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. We have committed $107 million of liquidity sources for financial assurance purposes as of September 30, 2007. We expect an increase of approximately $15 million upon completion of the acquisition of Stelco Inc. (Stelco).

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $522 million relating to Environmental Revenue Bonds and two capital leases, as well as $32 million relating to an operating lease, may be declared immediately due and payable.

As of September 30, 2007, we had accrued $462 million, including interest payable, which will be used to assist retirees from National Steel with health care costs. This liability remains outstanding because the associated trust arrangement has not been established.

The following table summarizes U. S. Steel’s liquidity as of September 30, 2007:

(Dollars in millions)

Cash and cash equivalents (a)	$1,386
Amount available under Receivables Purchase Agreement	500
Amount available under $750 Million Credit Facility	750
Amounts available under USSK credit facilities	80
Amounts available under USSB credit facilities	35

Total estimated liquidity	$2,751

(a)	Excludes $17 million of cash primarily related to the Clairton1314B Partnership because it is not available for U. S. Steel's use.

Our liquidity at September 30, 2007 increased by $143 million from December 31, 2006, primarily as a result of increased availability under our credit facilities.

On August 26, 2007, U. S. Steel and Stelco entered into a definitive agreement pursuant to which U. S. Steel will acquire all of the outstanding shares of Stelco for $38.50 (Canadian) in cash per share, for an aggregate value of approximately $1.2 billion (U.S.). Shareholders owning more than 76 percent of Stelco’s outstanding shares, including Tricap Management Limited, Sunrise Partners Limited Partnership, Appaloosa Management L.P. and Rodney Mott, the CEO of Stelco, have entered into agreements with U. S. Steel irrevocably committing to support the transaction. Upon consummation of the transaction, Stelco will be a wholly owned subsidiary of U. S. Steel.

On October 12, 2007, U. S. Steel entered into a $500 million three-year term loan agreement (the three-year Loan Agreement) and a $400 million one-year term loan agreement that will be fully drawn upon to partially fund the acquisition of Stelco. The three-year Loan Agreement requires a $50 million and a $100 million principal repayment on the first and second anniversary dates, respectively. Interest on these term loans is based on defined, short-term market rates and is due quarterly. These agreements contain the same financial covenants and limitations as the Credit Facility discussed above.

U. S. Steel intends to pay for the acquisition and retire the majority of Stelco’s existing debt ($750 million (U.S.) as of September 30, 2007) through a combination of cash on hand, utilization of existing liquidity facilities and proceeds under the two new term loan agreements described above.

On September 26, 2007, U. S. Steel and Canadian National Railway Company (CN) announced that they had entered into an agreement under which CN will acquire the majority of the operating assets of Elgin, Joliet and Eastern Railway Company for $300 million. Under the agreement, U. S. Steel will retain railroad assets, equipment, and employees that support the Gary Works complex in northwest Indiana. The transaction is subject to regulatory approval by the U.S. Surface Transportation Board, and closing is anticipated in mid-2008.

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

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new off-balance sheet arrangements during the first nine months of 2007.

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

As a result of the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC) has established CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan for the period 2005 through 2007 (NAP I) that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Slovak Ministry of the Environment (Ministry) imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. USSK is purchasing CO2 allowances needed to cover its anticipated shortfall for the remainder of the NAP l allocation period. Based on the value of purchased credits and current market value of CO2 allowances remaining to be purchased, a current other liability of $2 million is recognized on the balance sheet as of September 30, 2007. At December 31, 2006, the long-term liability was $7 million. On November 29, 2006, the EC issued a decision that Slovakia would be granted 25 percent fewer CO2 allowances than were requested in

Slovakia’s second CO2 trading period, 2008-2012 (NAP II). Both Slovakia and USSK have filed legal actions against the EC to challenge this decision. In early October 2007, the Court of First Instance of the European Communities dismissed on the basis of inadmissibility both of the cases USSK had brought to challenge the reduction by the European Commission of Slovakia’s total allowances in the NAP I and NAP II trading periods. USSK is studying these decisions to determine its response. The Ministry has not yet made an allocation of Slovakia’s CO2 allowances to companies within Slovakia for the NAP II period, but has publicized a draft of an allocation plan that would award USSK more annual allowances than were awarded to USSK in the Slovak NAP I plan. The potential financial and/or operational impacts of NAP II are not currently determinable.

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

U. S. Steel has been notified that it is a potentially responsible party (PRP) at 23 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of September 30, 2007. In addition, there are 13 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 43 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 18 to Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information—Item 1. Legal Proceedings—Environmental Proceedings.”

During the third quarter of 2007, U. S. Steel accrued $15 million for environmental matters for domestic and foreign facilities. The total accrual for such liabilities at September 30, 2007 was $145 million, excluding liabilities for Lone Star as discussed below. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards No. 143.

With the acquisition of Lone Star, we assumed responsibility for a number of environmental liabilities at Lone Star facilities. At September 30, 2007 these obligations totaled approximately $9 million, of which $2 million was classified as current. We are currently in the process of evaluating each liability and we may make adjustments to the amounts accrued in conjunction with the purchase price allocation. It is anticipated that our evaluation will be completed by December 31, 2007.

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

OUTLOOK

We expect a decline in overall results for the fourth quarter mainly due to normal seasonal effects and several scheduled blast furnace outages. North American flat-rolled inventories and imports are at relatively low levels and over time the weaker U.S. currency should favor many of our steel-consuming customers. In Europe, steel consumption remains healthy; however, high imports, particularly from China, and high service center inventories are resulting in some pressure on spot prices and order rates.

For Flat-rolled, fourth quarter results are expected to decrease from the third quarter due primarily to lower shipments and higher raw material, outage and modernization-related costs. Prices are expected to remain in line with the third quarter.

Fourth quarter results are expected to decrease for U. S. Steel Europe (USSE). Prices and shipments are expected to remain comparable to the third quarter levels and costs are expected to increase slightly. Two planned blast furnace outages will continue to limit raw steel production.

In conjunction with efforts to increase productivity, we are commencing a voluntary early retirement program at U. S. Steel Kosice (USSK), which we anticipate will generate substantial future cost savings. We will not know the employee response to this program and the amount of the resulting fourth quarter charge until later this year.

Fourth quarter results for Tubular are expected to be consistent with third quarter results as average realized prices and costs are expected to improve and shipments should decrease, due primarily to continued high inventory levels and year-end seasonal effects.

Concerning Stelco, the Stelco shareholders have approved the transaction, required regulatory approvals have been obtained, and we expect to complete this transaction by the end of October. Results for Stelco will be included in our Flat-rolled segment as of the date of acquisition, and the above fourth quarter outlook does not include the Stelco operations.

This outlook contains forward-looking statements with respect to the acquisition of Stelco, market conditions, operating costs, shipments, prices and a voluntary early retirement program at USSK. Risks and uncertainties regarding the closing of the Stelco transaction include the approval of the Plan of Arrangement by the Ontario Superior Court of Justice. Some factors, among others, that could affect market conditions, costs, shipments and prices for both domestic operations and USSE include global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of blast furnace and other facility projects; natural gas and electricity prices and usage; raw materials and transportation availability and prices; the impact of fixed prices in energy and raw materials contracts (many of which have terms of one year or longer) as compared to shorter-term contracts and spot prices of steel products; changes in environmental, tax and other laws; employee strikes; energy outages or curtailments; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Economic conditions and political factors in Europe that may affect USSE’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, export quotas, tariffs, and other protectionist measures. Factors that may affect the cost savings expected to result from the early retirement program at USSK include employee response to the program. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2006, and in subsequent filings for U. S. Steel.

INTERNATIONAL TRADE

The U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) recently completed their five-year “sunset reviews” of existing trade relief pertaining to Seamless Pipe, Oil Country Tubular Goods (OCTG) and Hot-Rolled Products (Hot-Rolled). The pipe orders were imposed in 1995 and the Hot-Rolled orders were imposed in 2001.

The seamless pipe proceeding involved anti-dumping orders against product from Argentina, Brazil and Germany. On April 19, 2007, the ITC voted to maintain the order against Germany, but revoked the other orders.

The OCTG proceeding involved antidumping orders against product from Argentina, Italy, Japan, Korea, and Mexico. On May 31, 2007, the ITC revoked all of the OCTG orders.

The Hot-Rolled proceeding involved anti-dumping orders against product from Argentina, China, India, Indonesia, Kazakhstan, Romania, South Africa, Taiwan, Thailand and Ukraine; and countervailing duty orders against product from Argentina, India, Indonesia, South Africa and Thailand. On October 10, 2007, the ITC voted to maintain the orders against China, India, Indonesia, Taiwan, Thailand and Ukraine, but revoked the other orders. The hot-rolled order against the Netherlands was revoked by the DOC in April 2007 as part of its implementation of the World Trade Organization’s decision against the practice of zeroing. This revocation is being appealed.

The DOC and the ITC are currently conducting five-year sunset reviews of other existing trade relief of interest to U. S. Steel: Welded Large Diameter Line Pipe (Line Pipe), as well as a new investigation covering Standard and Structural Welded Pipe.

The Line Pipe proceeding involves antidumping orders against Japan and Mexico. These orders were imposed in December 2001 and February 2002, respectively. On October 2, 2007, the ITC voted to maintain the order against Japan, but revoked the order against Mexico.

The Standard and Structural Welded Pipe investigation is the result of anti-dumping and countervailing duty petitions filed against China by six welded producers and the United Steelworkers on June 7, 2007. On July 20, 2007, the ITC voted in the affirmative that there is a reasonable indication that a U.S. industry is materially injured or threatened with injury by reason of imports of this product from China. The DOC is scheduled to announce preliminary countervailing and anti-dumping determinations by November 5, 2007 and November 14, 2007, respectively. The current schedule provides for a final injury determination by the ITC in March 2008.

On October 29, 2007, the European Confederation of Iron and Steel Industries filed anti-dumping complaints in the European Union against China, South Korea and Taiwan concerning stainless steel cold-rolled flat products and against China concerning hot-dipped metallic coated sheet and strip products.

We cannot predict the impact of these rulings on future levels of imported steel or on our financial results. We expect to continue to experience high levels of competition from imports and will continue to monitor imports closely and file anti-dumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, financial results.

ACCOUNTING STANDARDS

In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) issue number 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified, share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. U. S. Steel expects the effect of adopting EITF 06-11 to be immaterial to its financial statements.

In March 2007, the FASB ratified EITF issue number 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires an employer to recognize a liability for the postretirement benefit provided by a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967”, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF 06-10 also stipulates that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective as of January 1, 2008. U. S. Steel has collateral assignment split-dollar life insurance arrangements within the scope of EITF 06-10 for a small number of employees and we are in the process of evaluating the financial impact of adopting EITF 06-10.

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

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in September 30, 2007 interest rates on the fair value of the U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)	Fair Value	Incremental Increase in Fair Value (b)
Non-Derivative Financial Instruments (a)
Financial assets:
Investments and long-term receivables	$7	$-
Financial liabilities:
Long-term debt (c) (d)	$2,032	$85

(a)

Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)

Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at September 30, 2007, on the fair value of U. S. Steel’s non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at September 30, 2007.

(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

At September 30, 2007, U. S. Steel’s portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $85 million increase in the fair value of long-term debt assuming a hypothetical 10 percent decrease in interest rates. However, U. S. Steel’s sensitivity to decreases in interest rates and corresponding increases in the fair value of its debt portfolio would unfavorably affect U. S. Steel’s results and cash flows only to the extent that U. S. Steel elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

FOREIGN CURRENCY EXCHANGE RATE RISK

U. S. Steel, primarily through U. S. Steel Europe, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars, in particular the euro, the Slovak koruna and the Serbian dinar. U. S. Steel has not generally used derivative instruments to manage this risk. However, U. S. Steel has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 2007, U. S. Steel had open euro forward sale contracts for both U.S. dollars (total notional value of approximately $26 million) and Slovak koruna (total notional value of approximately $71 million). A 10 percent increase in the September 30, 2007 euro forward rates would result in a $9 million charge to income.

In addition, at September 30, 2007, U. S. Steel had open U.S. dollar currency contracts for Canadian dollars with a total notional value of $200 million. A 10 percent increase in the September 30, 2007 U.S. dollar currency rates would result in a $17 million charge to income.

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

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2007. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As a result of our acquisition of Lone Star Technologies, Inc. (Lone Star) in June 2007, our internal control over financial reporting now includes the operations of the businesses acquired from Lone Star. These controls will be incorporated into our Section 404 assessment for 2007. There have not been any other changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2007	2006	2007	2006
INCOME FROM OPERATIONS
Flat-rolled	$170	$230	$337	$569
U. S. Steel Europe	152	219	602	532
Tubular	74	164	273	487
Other Businesses	37	39	40	72

Segment Income from Operations	433	652	1,252	1,660
Retiree benefit expenses	(46)	(70)	(128)	(190)
Other items not allocated to segments:
Tubular inventory transition effects	(27)	-	(27)	-
Workforce reduction charges	-	(21)	-	(21)
Asset impairment charge	-	-	-	(5)

Total Income from Operations	$360	$561	$1,097	$1,444
CAPITAL EXPENDITURES
Flat-rolled	$121	$46	$240	$147
U. S. Steel Europe	52	67	129	162
Tubular	10	1	13	2
Other Businesses	27	32	78	86

Total	$210	$146	$460	$397
OPERATING STATISTICS
Average realized price: ($/net ton)(a)
Flat-rolled	$643	$651	$648	$630
U. S. Steel Europe	738	640	710	589
Tubular	1,282	1,491	1,350	1,492
Steel Shipments: (a)(b)
Flat-rolled	3,601	3,695	10,388	11,102
U. S. Steel Europe	1,486	1,552	4,754	4,712
Tubular	473	303	1,008	920

Total Steel Shipments	5,560	5,550	16,150	16,734
Raw Steel-Production: (b)
Flat-rolled	4,328	4,359	12,157	13,085
U. S. Steel Europe	1,661	1,734	5,325	5,290
Tubular (c)	46	-	62	-
Raw Steel-Capability Utilization: (d)
Flat-rolled	88.5%	89.1%	83.8%	90.2%
U. S. Steel Europe	88.7%	92.7%	95.9%	95.3%
Domestic iron ore production (b)	5,323	5,953	15,167	16,919
Domestic coke production (b)(e)	1,382	1,446	4,047	4,421
(a)	Excludes intersegment transfers.
(b)	Thousands of net tons.
(c)	The hot end at the Texas Operations was permanently idled in September 2007.
(d)	Based on annual raw steel production capability for Flat-rolled of 19.4 million net tons and annual raw steel production capability for U. S. Steel Europe of 7.4 million net tons.
(e)	Includes the 1314B Partnership.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of September 30, 2007, project costs have amounted to $57 million. In January 2007, U. S. Steel commenced additional dredging. The cost to complete this dredging is estimated to be $4.1 million. The Corrective Action Management Unit (CAMU) will remain available to receive dredged materials from the Grand Calumet River and could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $1.8 million through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel will pay the public trustees $1.0 million at the end of the sediment remediation project for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $1.0 million. In total, the accrued liability for the above projects based on the estimated remaining costs was $7.8 million at September 30, 2007.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites, D5, T2, and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a revised closure plan to the Indiana Department of Environmental Management for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a solid waste management unit (SWMU) under corrective action. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring is $6.2 million for D5, $4.4 million for T2 and $10.7 million for D2 including a portion of the Refuse Area, at September 30, 2007.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Two Phase II RFI work plans have been submitted to EPA for approval. Four self-implementing interim measures have been completed. Through September 30, 2007, U. S. Steel had spent approximately $24.9 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel continues implementation of one self-implementing interim measure. U. S. Steel has submitted a proposal to EPA seeking approval for perimeter groundwater monitoring and has completed an investigation of sediments in the West Grand Calumet Lagoon. The costs to complete the Phase I work and implement the field investigations for the submitted Phase II work plans, the anticipated perimeter groundwater monitoring, development of a work plan for further investigation of soil issues in the East End Solid Waste Management Area and implementation of the self-implementing interim measure are estimated to be $3.7 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement Corrective Measures necessary to address soil contamination at Gary Works. U. S. Steel is preparing a proposal for a corrective measure to address sediments in the West Grand Calumet Lagoon, and will submit the proposal to EPA for review and approval. Additionally, U. S. Steel has removed a number of abandoned drums previously discovered in the West Grand Calumet Lagoon, disposed of the materials at the CAMU and is prepared to remove remaining drums recently identified. U. S. Steel estimates the minimum cost of the Corrective Measures for soil contamination, sediments in the West Grand Calumet Lagoon and additional drum removal to be approximately $3.8 million. Closure costs for the CAMU are estimated to be an additional $6.1 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was $13.7 million at September 30, 2007, based on the estimated remaining costs.

Clairton

U. S. Steel and Allegheny County Health Department (ACHD) entered into a Consent Order on June 1, 2007 to address compliance with the stack opacity limit at the pushing emission control baghouse for B Battery. The order, which includes a compliance plan, requires the replacement of all 76 thru-walls on B Battery. U. S. Steel has paid a civil penalty in the amount of $395,900 into the County Clean Air Fund; and agreed to complete a Supplemental Environmental Project (SEP) to control dust from plant roadways valued at $70,000.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $519,000, and was recorded as an accrued liability as of September 30, 2007. It is reasonably possible that additional costs of $25 million may be incurred at this site in combination with a voluntary remediation at the former steelmaking plant at Joliet, Illinois, a RCRA project at Fairfield Works, the RCRA program at Lorain Tubular and the project at Duluth Works.

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two SEPs at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved and field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. ADEM approved the Phase I RFI Report and requested a Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $736,000, and was recorded as an accrued liability as of September 30, 2007. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Based on results from our Phase I facility investigation of Ensley, U. S. Steel has identified approximately two acres of land at the former coke plant for remediation. The estimated cost of $845,000 to remediate this area and close Ensley was recorded as a liability as of September 30, 2007. While U. S. Steel does not possess information necessary to estimate reasonably possible additional costs at this site, they may range from insignificant to substantial. In total, the accrued liability for the projects described above was $1.8 million at September 30, 2007, based on estimated remaining costs. It is reasonably possible that additional costs of $25 million may be incurred at these sites in combination with a voluntary remediation at the former steelmaking plant at Joliet, Illinois, the RCRA project at the Fairless Plant, the RCRA program at Lorain Tubular and the project at Duluth Works.

Great Lakes Works

On January 6, 2006, Great Lakes Works received a proposed administrative consent order from the Michigan Department of Environmental Quality (MDEQ) that alleged violations of NPDES permits at the facility. On February 13, 2007, MDEQ and U. S. Steel agreed to a revised Administrative Consent Order that resolves this matter. As required by the Administrative Consent Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs; and the Order identifies certain compliance actions that address the alleged violations. Great Lakes Works has initiated work on some of these compliance actions, has completed some, and is committed to submitting plans or recommending options to MDEQ for others, in conformance with the schedule specified in the Order. One of the compliance actions addresses three river basins along the Detroit River and U. S. Steel has completed the proposed corrective measure to remove historic basin sediments from these areas. As of September 30, 2007, $1.8 million has been spent on the project, and a liability of $1.1 million has been recorded for estimated costs to complete the river basin project. Another compliance action includes modifications to the Cold Mill Wastewater Treatment Plant where U. S. Steel has agreed to rehabilitate four clarifiers and two wastewater conveyance pipelines, upgrade the computer control system and evaluate other potential improvements of this system. Some elements of this project have been completed at a cost of $1.4 million and U. S. Steel anticipates that it could spend an additional $9.2 million, most of which will be capitalized. Costs to complete the remaining compliance actions are presently not determinable.

Duluth Works

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.8 million for cleanup and agency oversight costs through September 30, 2007. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is currently finalizing an engineering study of the estuary sediments. The method and extent of remediation at this site is presently unknown, therefore, future costs are indeterminable. Study and oversight costs are currently estimated at $274,000, and were recorded as a liability as of September 30, 2007. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five-year review recommendations. It is reasonably possible that additional costs of $25 million may be incurred at this site in combination with a voluntary remediation at the former steelmaking plant at Joliet, Illinois, a RCRA project at Fairfield Works, the RCRA program at Lorain Tubular and the RCRA project at the Fairless Plant.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel Company’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, has commenced the development and implementation of work plans that are necessary to conduct field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel has recorded a liability of $22.3 million as of September 30, 2007, for our estimated share of the remaining costs of remediation.

Other

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB), entered into a consent order to conduct an investigation and develop remediation alternatives. In 2004, a remedial action design report was submitted to and approved by KDHE. U. S. Steel anticipates that our 50 percent share of the costs necessary to complete the preferred remedy will be approximately $2.7 million. In 2005, KDHE and the U.S. Fish and Wildlife Service asserted a claim against U. S. Steel and SSB (now called CitiGroup Global Market Holdings, Inc.) for natural resource damages at the site and nearby creek. On March 23, 2007, U. S. Steel signed a consent decree that will settle this claim for a cash payment and U. S. Steel’s share is $247,875. On August 17, 2006, both parties received a demand from the DOJ for approximately $1.7 million for past costs incurred by EPA in cleaning up the site and surrounding residential yards, U. S. Steel’s share being 50 percent of the claim for past costs. U. S. Steel and CitiGroup signed an agreement to extend until November 30, 2007 the date by which an action on the claim must be filed with the court.

On August 20, 2007, EPA issued a General Notice of Potential Liability with respect to the Joliet (Lockport) Coke site. EPA has asserted that previous operations at the plant site resulted in soil contamination. U. S. Steel is preparing a written reply to the notice. U. S. Steel estimates that the costs of investigating conditions at the site could be $40,000.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel, Lubrizol and Exxon (the Group) are the largest PRP’s at the site and have agreed to equally share costs at the site, making U. S. Steel’s share 33 1/3 percent. Phase I soil/waste and groundwater sampling was completed in December of 2006. There is currently ongoing investigation of the site and the Group is preparing an Affected Property Assessment Report to be submitted to TCEQ. Through September 30, 2007, U. S. Steel has contributed $431,000 to the costs of investigations of site conditions. Costs of site remediation are not presently estimable.

ASBESTOS LITIGATION

U. S. Steel is a defendant in approximately 300 active cases involving approximately 3,050 plaintiffs (claims), including cases involving the businesses acquired from Lone Star. At December 31, 2006, U. S. Steel was a defendant in approximately 300 active cases involving approximately 3,700 plaintiffs. Almost 2,750, or approximately 90 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Of these claims, over 1,500 are pending in Mississippi and over 1,100 are pending in Texas. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Mississippi and Texas have amended their laws to curtail mass filings. As a consequence, the approximately 450 claims filed last year name either a single individual or a handful of individuals.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 165 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma. In many such cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or our products or premises. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or our products or premises.

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

Lone Star and its subsidiaries are defendants in 25 cases involving approximately 50 claimants. These cases are included in the table set forth below.

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims (a)	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2004	14,800	5,300	1,500	11,000	$14.6
December 31, 2005	11,000	3,800	1,200	8,400	$11.0
December 31, 2006	8,400	5,150	450	3,700	$8.0
September 30, 2007	3,700	1,150	500	3,050	$6.4
(a)	Includes claims involving the businesses acquired from Lone Star.

The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because we believe it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. Among the reasons that U. S. Steel cannot reasonably estimate the number and nature of claims against us is that the vast majority of pending claims allege so-called “premises” liability based exposure on U. S. Steel’s current or former premises. These claims are made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers.

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

Primarily as a result of the Lone Star acquisition, our long-term debt increased from $943 million at December 31, 2006 to $2,103 million at September 30, 2007.

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

As of December 31, 2006, we had contingent obligations consisting of indemnity obligations under active surety bonds, trusts and letters of credit totaling approximately $124 million, guarantees of approximately $2 million of indebtedness for unconsolidated entities and contractual purchase commitments under purchase orders and “take or pay” arrangements of approximately $2.9 billion. As the general partner of the Clairton 1314B Partnership, we are obligated to fund cash shortfalls incurred by that partnership but may withdraw as the general partner if we are required to fund in excess of $150 million in operating cash shortfalls.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

U. S. Steel had no sales of unregistered securities during the period covered by this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by U. S. Steel of its equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2007	105,000	$110.30	105,000	6,936,300
August 1-31, 2007	85,000	$87.41	85,000	6,851,300
September 1-30, 2007	95,000	$95.24	95,000	6,756,300

Item 6. EXHIBITS

3.1	Amended and Restated By-Laws of United States Steel Corporation. Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 8-K filed on September 28, 2007, Commission File Number 1-16811.

4.1	Three-year Term Loan Agreement dated as of October 12, 2007 among United States Steel Corporation, the Lenders party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on October 16, 2007, Commission File Number 1-16811.

4.2	One-year Term Loan Agreement dated as of October 12, 2007 among United States Steel Corporation, the Lenders party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on October 16, 2007, Commission File Number 1-16811.

10.1	Arrangement Agreement dated as of August 26, 2007 by and among United States Steel Corporation, 1344973 Alberta ULC and Stelco Inc. Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on August 30, 2007, Commission File Number 1-16811.

10.2	Form of Support Agreement by and among United States Steel Corporation, 1344973 Alberta ULC and certain stockholders of Stelco Inc. Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on August 30, 2007, Commission File Number 1-16811.

10.3	Plan of Arrangement regarding Stelco Inc. Incorporated by reference to Exhibit 99.1 to United States Steel Corporation’s Form 8-K filed on September 26, 2007, Commission File Number 1-16811.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Larry G. Schultz

Larry G. Schultz
Vice President and Controller

October 30, 2007

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.