Form 10-K
period 2007-12-31
UNITED STATES STEEL CORP
filed 2008-02-27
CIK 1163302

2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes              No     ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.  Yes     ✓     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes              No     ✓

Aggregate market value of Common Stock held by non-affiliates as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter): $12.8 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

There were 117,798,740 shares of United States Steel Corporation Common Stock outstanding as of February 26, 2008.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated into Part III.

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

PART I

Item 1. BUSINESS

U. S. Steel is an integrated steel producer with major production operations in North America and Central Europe. An integrated producer uses iron ore and coke as primary raw materials for steel production. U. S. Steel has annual raw steel production capability of 31.7 million net tons (tons) (24.3 million tons in North America and 7.4 million tons in Central Europe) and is the fifth largest steel producer in the world. U. S. Steel is also engaged in several other business activities, most of which are related to steel manufacturing. These include the production of coke in both North America and Central Europe; and the production of iron ore pellets from taconite, transportation services (railroad and barge operations), real estate operations, and engineering and consulting services in North America.

We completed two significant acquisitions in 2007 aimed at strengthening our presence in the North American flat-rolled and tubular markets.

On June 14, 2007, U. S. Steel acquired all of the outstanding shares of Lone Star Technologies, Inc. (Lone Star), a domestic manufacturer of welded oil country tubular goods (OCTG), standard and line pipe and tubular couplings, and a provider of finishing services. See Note 4 to the Financial Statements for information regarding the acquisition. The facilities that were acquired in the Lone Star transaction included the Lone Star Steel Company facility, located in Lone Star, Texas, that manufactures OCTG products, standard and line pipe and specialty tubing products (renamed Texas Operations); the Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc. facilities, located in Pine Bluff, Arkansas, and Hughes Springs and Houston, Texas, that supply couplings used to connect individual sections of oilfield casing and tubing (renamed Wheeling Machine Products); the Delta Tubular Processing, Inc. facility, located in Houston Texas, that provides thermal treating and end-finishing services for oilfield production tubing (renamed Tubular Processing Services); the Delta Tubular International, Inc. facility, located in Houston, Texas, that provides threading, inspection and storage services to the OCTG market (renamed Tubular Threading and Inspection Services); the Bellville Tube Company, L.P. facility, located in Bellville, Texas, that manufactures OCTG products (renamed Bellville Operations); and several Fintube Technologies, Inc. facilities that manufacture specialty tubular products used in heat recovery technology applications (Fintube Technologies). We also acquired the Texas & Northern Railroad Company (the T&N Railroad) and a 50 percent ownership interest in Apolo Tubulars S.A., a Brazilian supplier of welded casing, tubing, line pipe and other tubular products. Effective June 14, 2007, the Tubular segment includes the operating results of the facilities acquired from Lone Star, except for the results of the T&N Railroad, which are included in Other Businesses as of such date.

On October 31, 2007, U. S. Steel acquired all of the outstanding shares of Stelco Inc. (Stelco), and renamed it U. S. Steel Canada Inc. (USSC). The facilities that were acquired included Lake Erie Works, an integrated steelmaking facility in Nanticoke, Ontario; Hamilton Works, an integrated steelmaking facility in Hamilton, Ontario; and several joint venture interests including iron ore operations in the United States and a 60 percent interest in Z-Line, an automotive-quality hot dip galvanizing line. We also acquired approximately 4,000 acres of land in Ontario, Canada, which could potentially be sold or developed. Effective October 31, 2007, the Flat-rolled segment includes the operating results of USSC, except for the results of its iron ore and real estate interests, which are included in Other Businesses as of such date.

On September 26, 2007, U. S. Steel and Canadian National Railway Company (CN) announced that they had entered into an agreement under which CN will acquire the majority of the operating assets of Elgin, Joliet and Eastern Railway Company for $300 million. Under the agreement, U. S. Steel will retain railroad assets, equipment, and employees that support Gary Works in northwest Indiana. The transaction is subject to regulatory approval by the U.S. Surface Transportation Board.

Segments

During 2007, U. S. Steel had three reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of slabs, sheets, tin mill products, strip mill plates and rounds for Tubular, as well as all coke production facilities in North America. These operations are principally located in the United States and Canada and primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets. Effective October 31, 2007, the Flat-rolled segment includes the operating results of USSC, excluding the results of its iron ore and real estate interests.

The acquisition of USSC increased Flat-rolled’s annual raw steel production capability by 4.9 million tons, or 25 percent, to 24.3 million tons. Raw steel production was 16.8 million tons in 2007 including production from USSC following the acquisition, 16.4 million tons in 2006 and 15.3 million tons in 2005. Raw steel production averaged 83 percent of capability in 2007 including results from USSC following the acquisition, 84 percent of capability in 2006 and 79 percent of capability in 2005.

The USSE segment includes the operating results of U. S. Steel Kosice (USSK), U. S. Steel’s integrated steel mill in Slovakia; and U. S. Steel Serbia (USSS), U. S. Steel’s integrated steel mill and other facilities in Serbia. USSE primarily serves customers in the central, western and southern European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells sheet, strip mill plate, tin mill and tubular products, as well as heating radiators and refractories.

USSE has annual raw steel production capability of 7.4 million tons. USSE’s raw steel production was 6.8 million tons in 2007, 7.1 million tons in 2006 and 5.9 million tons in 2005. USSE’s raw steel production averaged 92 percent of capability in 2007, 95 percent of capability in 2006 and 80 percent of capability in 2005.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities. These operations, which produce and sell both seamless and welded tubular products, are principally located in the United States and primarily serve customers in the oil, gas and petrochemical markets. Effective June 14, 2007, the Tubular segment includes the operating results of the facilities acquired from Lone Star, excluding the results of the T&N Railroad. The acquisition increased Tubular’s annual production capability by 1.0 million tons to 2.8 million tons.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses include the production and sale of iron ore pellets, transportation services, the management and development of real estate, and engineering and consulting services. Effective June 14, 2007, Other Businesses includes the operating results of the T&N Railroad. Effective October 31, 2007, Other Businesses includes the operating results of USSC’s iron ore and real estate interests.

For further information, see Note 3 to the Financial Statements.

Financial and Operational Highlights

Net Sales by Segment

(a)	Includes National Steel facilities from the date of acquisition on May 20, 2003, USSS from the date of acquisition on September 12, 2003, Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

The following table sets forth the total net sales of U. S. Steel by segment for each of the last three years.

(Dollars in millions, excluding intersegment sales)	2007	2006	2005
Flat-rolled	$9,884	$9,607	$8,813
USSE	4,667	3,968	3,336
Tubular	1,985	1,798	1,546

Total sales from reportable segments	16,536	15,373	13,695
Other Businesses	337	342	344

Net sales	$16,873	$15,715	$14,039

Income (Loss) from Operations (IFO)

(a)	Includes National Steel facilities from the date of acquisition on May 20, 2003, USSS from the date of acquisition on September 12, 2003, Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Income from Operations by Segment(a)

The following table sets forth income from operations by segment for each of the last three years.

	Year Ended December 31,
(Dollars in Millions)	2007	2006	2005
Flat-rolled	$390	$600	$602
USSE	687	714	502
Tubular	356	631	528

Total income from reportable segments	1,433	1,945	1,632
Other Businesses	76	129	43

Segment income from operations	1,509	2,074	1,675
Retiree benefit expenses	(143)	(243)	(267)
Other items not allocated to segments:
Flat-rolled inventory transition effects	(58)	–	–
Tubular inventory transition effects	(38)	–	–
Workforce reduction charges	(57)	(21)	(20)
Out of period adjustments	–	(15)	–
Asset impairment charge	–	(5)	–
Loss from sale of certain assets	–	(5)	–
Environmental remediation at previously sold facility	–	–	(20)
Stock appreciation rights	–	–	1
Property tax settlement gain	–	–	70

Total income from operations	$1,213	$1,785	$1,439
(a)	See Note 3 to the Financial Statements for reconciliations and other disclosures required by Statement of Financial Accounting Standards No. 131.

Steel Shipments

(a)	Includes National Steel facilities from the date of acquisition on May 20, 2003, USSS from the date of acquisition on September 12, 2003, Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Steel Shipments by Product

Steel Shipments by Product and Segment

The following table displays steel shipment data for U. S. Steel by product and segment for 2007, 2006 and 2005. Such data does not include shipments by joint ventures and other equity investees of U. S. Steel.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Product – 2007

Hot-rolled Sheets	4,887	2,346	13	7,246
Cold-rolled Sheets	4,238	1,402	–	5,640
Coated Sheets	3,743	595	–	4,338
Tin Mill Products	1,288	618	–	1,906
Tubular	–	91	1,422	1,513
Semi-finished, Bars and Plates	378	1,087	–	1,465

TOTAL	14,534	6,139	1,435	22,108

Memo: Intersegment Shipments
Flat-rolled to Tubular	305
Rounds to Tubular	608
Product – 2006

Hot-rolled Sheets	4,195	2,327	–	6,522
Cold-rolled Sheets	4,479	1,535	–	6,014
Coated Sheets	4,083	415	–	4,498
Tin Mill Products	1,318	587	–	1,905
Tubular	–	150	1,191	1,341
Semi-finished and Plates	105	1,247	–	1,352

TOTAL	14,180	6,261	1,191	21,632

Memo: Intersegment Shipments
Flat-rolled to Tubular	167
Rounds to Tubular	691
Product – 2005

Hot-rolled Sheets	3,779	1,960	–	5,739
Cold-rolled Sheets	4,343	1,383	–	5,726
Coated Sheets	3,657	405	–	4,062
Tin Mill Products	1,388	561	–	1,949
Tubular	–	140	1,156	1,296
Semi-finished and Plates	129	762	–	891

TOTAL	13,296	5,211	1,156	19,663

Memo: Intersegment Shipments
Flat-rolled to Tubular	134
Rounds to Tubular	773

Steel Shipments by Market

Steel Shipments by Market and Segment

The following table displays steel shipment data for U. S. Steel by major market and segment for 2007, 2006 and 2005. Such data does not include shipments by joint ventures and other equity investees of U. S. Steel. No single customer accounted for more than 10 percent of gross annual revenues; however, Tubular has one customer that accounted for more than 10 percent of segment revenues.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Major Market – 2007

Steel Service Centers	3,151	1,264	–	4,415
Further Conversion – Trade Customers	2,160	897	1	3,058
– Joint Ventures	2,037	–	–	2,037
Transportation (Including Automotive)	2,629	493	1	3,123
Construction and Construction Products	1,045	1,847	–	2,892
Containers	1,301	563	–	1,864
Appliances and Electrical Equipment	1,055	489	–	1,544
Oil, Gas and Petrochemicals	117	10	1,343	1,470
Exports from the United States	566	–	90	656
All Other	473	576	–	1,049

TOTAL	14,534	6,139	1,435	22,108

Major Market – 2006

Steel Service Centers	3,241	1,367	1	4,609
Further Conversion – Trade Customers	1,820	1,267	1	3,088
– Joint Ventures	1,808	–	–	1,808
Transportation (Including Automotive)	2,517	439	1	2,957
Construction and Construction Products	1,263	1,526	–	2,789
Containers	1,317	566	–	1,883
Appliances and Electrical Equipment	1,198	512	–	1,710
Oil, Gas and Petrochemicals	–	41	1,073	1,114
Exports from the United States	628	–	115	743
All Other	388	543	–	931

TOTAL	14,180	6,261	1,191	21,632

Major Market – 2005

Steel Service Centers	3,172	807	4	3,983
Further Conversion – Trade Customers	1,638	1,302	1	2,941
– Joint Ventures	1,744	–	–	1,744
Transportation (Including Automotive)	2,449	372	2	2,823
Construction and Construction Products	1,079	1,109	–	2,188
Containers	1,297	531	–	1,828
Appliances and Electrical Equipment	1,031	402	–	1,433
Oil, Gas and Petrochemicals	–	33	1,055	1,088
Exports from the United States	515	–	94	609
All Other	371	655	–	1,026

TOTAL	13,296	5,211	1,156	19,663

Business Strategy

U. S. Steel strives to be forward-looking, to grow responsibly, to generate a competitive return on capital and to meet our financial and stakeholder obligations. Within this value framework, our business strategy is to become a world leader in safety and environmental performance; to continue to increase our value-added product mix; to further expand our global business platform; to maintain a strong capital structure and balance sheet; to improve our reliability and cost competitiveness; and to attract and retain a diverse workforce with the talent and skills needed for our long-term success.

Commercially, we have focused on providing value-added steel products including advanced high strength steel and coated sheets for the automotive and appliance industries, sheets for the manufacture of motors and electrical equipment, galvanized and Galvalume® sheets for the construction industry, tin mill products for the container industry and oil country tubular goods for the oil and gas industry. In addition, our European operations have concentrated on meeting the needs of the rapidly expanding central European markets for a dependable source of high-quality steel.

Our balanced approach to the allocation of our capital resources and free cash flow has produced significant returns. Since our separation from Marathon Oil Company at the end of 2001, we have completed four major acquisitions (National Steel Corporation and USSS in 2003, and Lone Star and USSC in 2007), which increased our annual raw steel production capability by almost 80 percent to 31.7 million tons; we have made capital investments in excess of $3 billion, including the construction of an automotive-quality galvanizing line in Slovakia and the reconstruction of our largest blast furnace at Gary Works; we have made voluntary contributions of $900 million to our main defined benefit pension plan and to our trusts for retiree health care and life insurance; we have repurchased over 14 million common shares for over $800 million; we have increased the dividend by 500 percent; and we have increased our liquidity by almost $900 million.

We have also made significant improvements in our safety performance as shown in the following graphs.

We will continue to assess North American and international expansion opportunities, including raw material operations, and carefully weigh them in light of changing global steel market conditions and long-term value considerations. We may consider 100 percent acquisition opportunities, joint ventures and other arrangements.

We also continue to assess and make capital investments in our existing facilities with particular emphasis on our raw materials and blast furnace operations. We have recently completed blast furnace reline projects at USSK and USSS. In November, we announced that we are considering investing $1 billion over a period of years for new coke oven batteries at our Clairton Plant, in part replacing existing batteries that are nearing the end of their useful lives and rehabilitating several other existing batteries. We are also pursuing an opportunity with an affiliate of SunCoke Energy, Inc. to construct a coke plant to supply Granite City Works that is contingent upon obtaining the necessary permits. Also, in February 2008, we announced a capital investment program in excess of $300 million at our iron ore pellet operations in Keewatin, Minnesota to increase production by modernizing and improving a pellet indurating line that has been idle since 1980.

We are currently implementing an enterprise resource planning (ERP) system to help us operate more efficiently. The implementation of the ERP system is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.

The foregoing statements of belief are forward-looking statements. Predictions regarding capital investments and benefits resulting from the implementation of the ERP system are subject to uncertainties. Factors that may affect our ability to construct new facilities include levels of cash flow from operations, general economic conditions, business conditions, availability of capital, whether or not assets are purchased or financed by operating leases, receipt of necessary permits and unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. We may not be able to successfully implement the ERP program without experiencing difficulties. In addition, the expected benefits of implementing the ERP system might not be realized or the costs of implementation might outweigh the realized benefits. The acquisitions of USSC and the former Lone Star facilities have made this process more complex. Actual results could differ materially from those expressed in these forward-looking statements.

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

U. S. Steel is the fifth largest steel producer in the world, the largest integrated steel producer headquartered in North America, and one of the largest integrated flat-rolled producers in Central Europe. U. S. Steel competes with many North American and international steel producers. Competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills, which primarily use steel scrap and, increasingly, iron-bearing feedstocks as raw materials.

Mini-mills typically require lower capital expenditures for construction of facilities and may have lower total employment costs; however, these competitive advantages may be more than offset by the cost of scrap when scrap prices are high. Some mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers of flat-rolled products, who are able to manufacture a broader range of products. U. S. Steel provides defined benefit pension and/or other postretirement benefits to approximately 134,000 retirees and beneficiaries (including certain former employees of National Steel). Mini-mills and most of our other competitors do not have comparable retiree obligations.

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

Due primarily to growth in worldwide steel production, especially in China, prices for steelmaking commodities such as steel scrap, coal, coke, iron ore, zinc, tin and other metallic additions have escalated significantly over the last several years. Historically, we have had adequate iron ore pellet production in the United States to meet our needs. With the acquisition of USSC and indirectly with the acquisition of Lone Star, at high levels of steelmaking production we could be one to two million tons short in our pellet supply position in North America. Once our recently announced expansion at our iron ore pellet operations in Keewatin, Minnesota begins production, we will return to a position of being able to fully satisfy our North American pellet requirements. We are about 75 to 80 percent self sufficient for coke in North America. Our relatively balanced raw materials position in North America and limited dependence on purchased steel scrap have helped the competitive position of our North American operations.

Demand for oil country tubular goods depends on several factors, most notably the number of oil and natural gas wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and the drilling techniques utilized. The level of these activities depends primarily on the demand for natural gas and oil and the expectation of future prices of these commodities.

Demand for our flat-rolled and tubular products is also affected by the level of inventories maintained by manufacturers, distributors, and end users and by the level of imports in the markets we serve.

Steel imports to the United States, which reached all-time highs in 2006, accounted for an estimated 26 percent of the U.S. steel market in 2007, 31 percent in 2006 and 25 percent in 2005. Increases in future levels of imported steel could reduce future market prices and demand levels for steel produced in our North American facilities.

Steel imports to Canada have accounted for over half of the Canadian market for flat-rolled steel products since 2005, representing 52 percent of the flat-rolled steel market in the first nine months of 2007, 53 percent in 2006 and 51 percent in 2005.

Many of these imports have violated U.S. or Canadian trade laws. Under these laws, duties can be imposed against dumped products, which are products sold at a price that is below that producer’s sales price in its home market or at a price that is lower than its cost of production. Countervailing duties can be imposed against products that benefited from foreign government financial assistance for the benefit of the production, manufacture, or exportation of the product. For many years, U. S. Steel, other producers and the United Steelworkers have sought the imposition of duties and in many cases have been successful. Such duties are generally subject to review every five years and we actively participate in such review proceedings.

The flat-rolled steel market in Europe has become extremely attractive for imports in the last two years. Total imports of flat-rolled carbon steel products (excluding quarto plates and wide flats) to the EU27 (the 27 countries currently comprising the European Union) rose by 72 percent in 2006 compared to 2005, and by 21 percent in 2007 compared to 2006. Imports of galvanized sheets to the EU27 increased by 74 percent in 2007 compared to 2006, while imports of galvanized sheets from China to the EU27 increased by 136 percent during the same period. The increases in imported steel to the European market have had a detrimental effect on market prices and demand for steel made by European producers.

On October 29, 2007, the European Confederation of Iron and Steel Industries (Eurofer), the European trade association of steel producers of which USSK is a member, filed an anti-dumping complaint against imports into the European Union of hot-dipped metallic coated sheet and strip products originating in China. The European Commission has initiated an investigation.

We expect to continue to experience competition from imports and will continue to closely monitor imports of products in which we have an interest. Additional complaints may be filed if unfairly traded imports adversely impact, or threaten to adversely impact, financial results.

U. S. Steel’s businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted by substantially similar environmental conditions and thus does not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel’s competitive position with regard to domestic mini-mills, some foreign steel producers (particularly in developing economies such as China) and producers of materials which compete with steel, all of which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to our prior disposal of environmentally sensitive materials. Most of our competitors have fewer historic liabilities. For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

USSE conducts business primarily in central, western and southern Europe and USSC conducts business primarily in Canada. They are subject to market conditions in those areas which are influenced by many of the same factors that affect U.S. markets, as well as matters specific to international markets such as quotas and tariffs. They are affected by worldwide overcapacity in the steel industry, the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. In particular, USSE and USSC are subject to economic conditions, environmental regulations and political factors in Europe and Canada, respectively, which if changed could negatively affect results of operations and cash flow. These economic conditions, environmental regulations and political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, limits on emissions (see “Environmental Matters” for discussions regarding carbon dioxide emissions limits which are applicable to European Union member countries, and carbon dioxide emissions limitations which are expected to come into effect in Canada), limits on production, and quotas, tariffs and other protectionist measures. USSE and USSC are affected by the volatility of raw materials prices, and USSS has been affected by curtailments of natural gas available from the one pipeline that supplies Serbia.

U. S. Steel is subject to foreign currency exchange risks as a result of its European and Canadian operations. USSE’s revenues are primarily in euros and its costs are primarily in U.S. dollars, Slovak koruna, Serbian dinars and euros. USSC’s revenues are primarily in Canadian dollars although the markets served are heavily influenced by the interaction between the Canadian and U.S. dollar. While the majority of USSC’s costs are in Canadian dollars, there are significant raw material purchases that are in U.S. dollars. In addition, the Stelco acquisition was funded from the United States and through the reinvestment of undistributed foreign earnings from USSE, creating intercompany monetary assets and liabilities in different functional currencies, which can impact income when they are remeasured at the end of each quarter. A $1.2 billion U.S. dollar-denominated intercompany loan to a European affiliate was the primary exposure at December 31, 2007.

Facilities and Locations

Flat-rolled

With the exception of the Fairfield pipe mill, the operating results of all the facilities within U. S. Steel’s integrated steel mills in North America are included in Flat-rolled. These facilities include Gary Works, Great Lakes Works, Mon Valley Works, Granite City Works, Lake Erie Works, Fairfield Works and Hamilton Works.

Gary Works, located in Gary, Indiana, has annual raw steel production capability of 7.5 million tons. Gary Works has three coke batteries, four blast furnaces, six steelmaking vessels, a vacuum degassing unit and four continuous slab casters. In January 2006, we completed a major reconstruction of our largest blast furnace, which is located at Gary Works. Gary Works generally consumes all the coke it produces and sells several coke by-products. Finishing facilities include a hot strip mill, two pickling lines, two cold reduction mills, three temper mills, a double cold reduction line, two tin coating lines, an electrolytic galvanizing line and a hot dip galvanizing line. Principal products include hot-rolled, cold-rolled and coated sheets and tin mill products. Gary Works also produces strip mill plate. The Midwest Plant and East Chicago Tin are operated as part of Gary Works.

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

Mon Valley Works consists of the Edgar Thomson Plant, located in Braddock, Pennsylvania; the Irvin Plant, located in West Mifflin, Pennsylvania; the Fairless Plant, located in Fairless Hills, Pennsylvania; and the Clairton Plant, located in Clairton, Pennsylvania. Mon Valley Works has annual raw steel production capability of 2.9 million tons. Facilities at the Edgar Thomson Plant include two blast furnaces, two steelmaking vessels, a vacuum degassing unit and a slab caster. Irvin Plant facilities include a hot strip mill, two pickling lines, a cold reduction mill, a temper mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. The Fairless Plant operates a hot dip galvanizing line. Principal products from Mon Valley Works include hot-rolled, cold-rolled and coated sheets, as well as coke and coke by-products produced at the Clairton Plant.

The Clairton Plant is comprised of twelve coke batteries, two of which are operated for the Clairton 1314B Partnership, L.P. (1314B Partnership), which is discussed below. Approximately 76 percent of 2007 production (including the 1314B Partnership) was consumed by U. S. Steel facilities and the remainder was sold to or swapped with other domestic steel producers. Several coke by-products are sold to the chemicals and raw materials industries.

U. S. Steel is the sole general partner of and owns an equity interest in the 1314B Partnership. As general partner, U. S. Steel is responsible for operating and selling coke and coke by-products from the partnership’s two coke batteries. U. S. Steel’s share of profits during 2007 was 45.75 percent. The results of the 1314B Partnership are consolidated in our financial statements.

Granite City Works, located in Granite City, Illinois, has annual raw steel production capability of 2.8 million tons. Granite City’s facilities include two coke batteries, two blast furnaces, two steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Granite City Works generally consumes all the coke it produces and sells several coke by-products. Principal products include hot-rolled and coated sheets. We are pursuing an opportunity with an affiliate of SunCoke Energy, Inc. to construct a coke plant to supply Granite City Works that is contingent upon obtaining the necessary permits.

Lake Erie Works, located in Nanticoke, Ontario, has annual raw steel production capability of 2.6 million tons. Lake Erie Works facilities include a coke battery, a blast furnace, two steelmaking vessels, a slab caster and a hot strip mill. Principal products include slabs and hot-rolled sheets.

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

Hamilton Works, located in Hamilton, Ontario, has annual raw steel production capability of 2.3 million tons. Hamilton Works facilities include a coke battery, a blast furnace, three steelmaking vessels, a slab caster, a combination slab/bloom caster, a bar mill, a pickling line, a cold reduction mill and two hot dip galvanizing lines. Principal products include slabs, cold-rolled and coated sheets, and bars.

ProCoil Company LLC (Procoil), a wholly owned subsidiary located in Canton, Michigan, slits, cuts to length and presses blanks from steel coils to desired specifications, provides laser welding services and warehouses material to service automotive customers. Procoil’s annual production capability is approximately 300,000 tons.

USSC owns 60 percent of the Z-Line Company (Z-Line), a partnership with Metal One Canada Corporation, which is consolidated in our financial results. Z-Line owns and operates a galvanizing/galvannealing line located within Hamilton Works with annual production capability of approximately 430,000 tons.

Lake Erie Works, Hamilton Works, Z-Line, Baycoat Limited Partnership (discussed below) and DC Chrome Limited (discussed below) were acquired in the Stelco acquisition and are included in Flat-rolled’s results effective October 31, 2007.

U. S. Steel participates in a number of additional joint ventures that are included in Flat-rolled, most of which are conducted through subsidiaries or other separate legal entities. All of these joint ventures are accounted for under the equity method. The significant joint ventures and other investments are described below. For information regarding joint ventures and other investments, see Note 10 to the Financial Statements.

U. S. Steel and Pohang Iron & Steel Co., Ltd. (POSCO) of South Korea participate in a 50-50 joint venture, USS-POSCO Industries (USS-POSCO), located in Pittsburg, California. The joint venture markets high quality sheet and tin mill products, principally in the western United States. USS-POSCO produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel from hot bands principally provided by U. S. Steel and POSCO, which each provide about 50 percent of its requirements. USS-POSCO’s annual production capability is approximately 1.5 million tons.

U. S. Steel and Kobe Steel, Ltd. of Japan participate in a 50-50 joint venture, PRO-TEC Coating Company (PRO-TEC). PRO-TEC owns and operates two hot dip galvanizing lines in Leipsic, Ohio, which primarily serve the automotive industry. PRO-TEC’s annual production capability is approximately 1.2 million tons. U. S. Steel supplies PRO-TEC with all of its requirements of cold-rolled sheets and markets all of its products.

U. S. Steel and Severstal North America, Inc. participate in Double Eagle Steel Coating Company (DESCO), a 50-50 joint venture which operates an electrogalvanizing facility located in Dearborn, Michigan. The facility coats sheet steel with free zinc or zinc alloy coatings, primarily for use in the automotive industry. DESCO processes steel supplied by each partner and each partner markets the steel it has processed by DESCO. DESCO’s annual production capability is approximately 870,000 tons.

U. S. Steel and ArcelorMittal participate in the Double G Coatings Company, L.P. 50-50 joint venture (Double G), a hot dip galvanizing and Galvalume® facility located near Jackson, Mississippi, which primarily serves the construction industry. Double G’s annual production capability is approximately 315,000 tons.

U. S. Steel and Worthington Industries, Inc. participate in Worthington Specialty Processing (Worthington), a 50-50 joint venture steel processing facility located in Jackson, Michigan. The plant is operated by Worthington Industries, Inc. The facility is capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. Worthington’s annual production capability is approximately 510,000 tons.

USSC and ArcelorMittal Dofasco, Inc. participate in Baycoat Limited Partnership (Baycoat), a 50-50 joint venture located in Hamilton, Ontario. Baycoat applies a variety of paint finishes to flat-rolled steel coils. Baycoat’s annual production capability is approximately 280,000 tons.

D.C. Chrome Limited, a 50-50 joint venture between USSC and The Court Group of Companies Limited, operates a plant in Stony Creek, Ontario which textures and chromium plates work rolls for Hamilton Works and for other customers, and grinds and chromes steel shafts used in manlifts.

Chrome Deposit Corporation (CDC), a 50-50 joint venture between U. S. Steel and Court Holdings, reconditions finishing work rolls, which require grinding, chrome plating, and/or texturing. The rolls are used on rolling mills to provide superior finishes on steel sheets. CDC has seven locations across the United States, with all locations near major steel mills.

Feralloy Processing Company (FPC), a joint venture between U. S. Steel and Feralloy Corporation, converts coiled hot strip mill plate into sheared and flattened plates for shipment to customers. U. S. Steel has a 49 percent interest. The plant, located in Portage, Indiana, has a temper mill linked to a cut-to-length leveling line. The line provides stress-free, leveled product with a superior surface finish. FPC provides processing services to the joint venture partners and other steel consumers and service centers. FPC’s annual production capability is approximately 275,000 tons.

U. S. Steel, along with Feralloy Mexico, S.R.L. de C.V. and Mitsui & Co. (USA), Inc., participates in a joint venture, Acero Prime. U. S. Steel has a 40 percent interest. Acero Prime operates in Mexico with facilities in San Luis Potosi and Ramos Arizpe, and a leased warehouse in Toluca. Acero Prime provides slitting, warehousing and logistical services. Acero Prime’s annual slitting capability is approximately 385,000 tons.

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

USSE

USSE consists of USSK and its subsidiaries and USSS.

USSK is headquartered at its integrated facility in Kosice, Slovakia, which has annual raw steel production capability of 5.0 million tons. This facility has two coke batteries, three blast furnaces, four steelmaking vessels, a vacuum degassing unit, two dual strand casters, a hot strip mill, two pickling lines, two cold reduction mills, a temper mill, a temper/double cold reduction mill, three hot dip galvanizing lines, two tin coating lines, three dynamo lines and a color coating line. Construction of an automotive-quality hot dip galvanizing line was completed in February 2007 and commissioning progressed throughout the year. We expect the final acceptance test to be completed by the end of the first quarter. USSK also has facilities for manufacturing heating radiators, spiral welded pipe and refractories.

In addition, USSK has a full service research laboratory. In conjunction with our research facility in Munhall, Pennsylvania, the USSK lab supports efforts in cokemaking, electrical steels, design and instrumentation, and ecology.

USSS has an integrated plant in Smederevo, Serbia which has annual raw steel production capability of 2.4 million tons. Facilities at this plant include two blast furnaces, three steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a cold reduction mill, a temper mill and a temper/double cold reduction mill. Other facilities include a tin mill in Sabac, a limestone mine in Kucevo and a river port in Smederevo, all located in Serbia.

Tubular

Tubular manufactures seamless and welded oil country tubular goods (OCTG) and other tubular products. Seamless products are produced on a mill located at Fairfield Works in Fairfield, Alabama, and on two mills located in Lorain, Ohio. The Fairfield mill has annual production capability of 750,000 tons and is supplied with steel rounds exclusively from Fairfield Works. The Lorain mills have combined annual production capability of 780,000 tons and use steel rounds primarily from external sources, supplemented by Fairfield Works. Texas Operations manufactures welded OCTG, standard and line pipe and specialty tubing products. Bellville Operations manufactures welded tubular products primarily for OCTG. Texas Operations and Bellville Operations have combined annual production capability of 1.0 million tons and use hot-rolled products from Flat-rolled’s facilities. Wheeling Machine Products supplies couplings used to connect individual sections of oilfield casing and tubing. Tubular Processing Services provides thermal treating and end-finishing services for oilfield production tubing. Tubular Threading and Inspection Services provides threading, inspection and storage services to the OCTG market. Fintube Technologies (Fintube) manufactures specialty tubular products used in heat recovery technology applications. Welded products are also produced on a mill located in McKeesport, Pennsylvania, which is operated by Camp-Hill Corporation. The McKeesport mill has annual production capability of 315,000 tons and purchases flat-rolled products from Mon Valley Works and other U. S. Steel locations.

U. S. Steel also has a 50 percent ownership interest in Apolo Tubulars S.A. (Apolo), a Brazilian supplier of welded casing, tubing, line pipe and other tubular products.

Effective June 14, 2007, Tubular’s results include Texas Operations, Bellville Operations, Wheeling Machine Products, Tubular Processing Services, Tubular Threading and Inspection Services, Fintube and Apolo, which were acquired in the Lone Star acquisition.

In April 2007, U. S. Steel, POSCO and SeAH Steel Corporation, a Korean manufacturer of tubular products, formed United Spiral Pipe LLC to design, engineer and construct a manufacturing facility with annual production capability of 300,000 tons of spiral welded tubular products. Engineering and permitting work is ongoing, with construction commencing in February 2008.

Other Businesses

U. S. Steel’s Other Businesses are involved in the production and sale of iron-bearing taconite pellets, transportation services, the management and development of real estate and engineering and consulting services.

U. S. Steel has iron ore pellet operations located at Mt. Iron (Minntac) and Keewatin (Keetac), Minnesota. During 2007, 2006 and 2005, these operations produced 20.8 million, 22.1 million and 22.3 million net tons of iron ore pellets, respectively. U. S. Steel has a 14.7 percent ownership interest in Hibbing Taconite Company (Hibbing), which is based in Hibbing, Minnesota. Hibbing’s rated annual production capacity is 9.1 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. We also have a 15 percent ownership interest in Tilden Mining Company (Tilden), which is based in Ishpeming, Michigan. Tilden’s rated annual production capacity is 8.7 million tons of iron ore pellets, of which our share is about 1.3 million tons reflecting our ownership interest. In February 2008, we announced a capital investment program in excess of $300 million at Keetac to increase production by modernizing and improving a pellet indurating line that has been idle since 1980. The expansion, if implemented, would increase Keetac’s iron pellet production capability by 3.6 million tons to a total annual capability of 9.6 million tons. The program is expected to take approximately 36 months after the permitting process to complete.

Through USSC, we also have a 44.6 percent ownership interest in Wabush Mines (Wabush), which has a mine and concentrator in Wabush, Labrador and a pellet plant in Pointe Noire, Quebec. ArcelorMittal Dofasco, Inc. is in the process of purchasing our interest in Wabush. The transaction is subject to various regulatory approvals and is currently expected to close in the first half of 2008. We expect to enter into a pellet supply arrangement in conjunction with the sale.

U. S. Steel owns the Elgin, Joliet and Eastern Railway Company in Illinois and Indiana; the Lake Terminal Railroad Company in Ohio; Union Railroad Company and McKeesport Connecting Railroad Company in Pennsylvania; the Birmingham Southern Railroad Company, Fairfield Southern Company, Inc., Mobile River Terminal Company, and Warrior and Gulf Navigation Company, all located in Alabama; Delray Connecting Railroad Company in Michigan and the Texas & Northern Railroad Company in Texas, which comprise U. S. Steel’s transportation business.

On September 26, 2007, U. S. Steel and Canadian National Railway Company (CN) announced that they had entered into an agreement under which CN will acquire the majority of the operating assets of Elgin, Joliet and Eastern Railway Company for $300 million. Under the agreement, U. S. Steel will retain railroad assets, equipment, and employees that support Gary Works in northwest Indiana. The transaction is subject to regulatory approval by the U.S. Surface Transportation Board and closing is anticipated in the second half of 2008.

U. S. Steel owns, develops and manages various real estate assets, which include approximately 200,000 acres of surface rights primarily in Alabama, Maryland, Michigan, Minnesota and Pennsylvania. In addition, U. S. Steel participates in joint ventures that are developing real estate projects in Alabama, Illinois and Maryland. U. S. Steel also owns approximately 4,000 acres of land in Ontario, Canada, which could potentially be sold or developed.

Met-Chem Canada Inc., a wholly owned subsidiary of U. S. Steel, is a consulting engineering company providing services in the mining and mineral processing sectors. Technical services provided include the preparation of studies (conceptual, feasibility, bankable feasibility and detailed reports), mine and process audits, basic and detailed engineering, project and construction management, procurement, start-up and commissioning, training and operations assistance.

Raw Materials and Energy

Historically, supplies of raw materials and energy used to produce steel have been more than sufficient and costs were relatively stable. In the past several years there has been a tightening of raw material availability and a substantial increase in costs. As an integrated producer, U. S. Steel’s primary raw materials are iron units in the form of iron ore or taconite, carbon units in the form of coal and coke (which is produced from coal) and steel scrap. The amounts of such raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel producing equipment. In broad terms, U. S. Steel estimates that it consumes about 1.4 tons of coal to produce one ton of coke and that it consumes over 1.2 tons of iron ore pellets and a little less than 0.4 tons of coke for each ton of raw steel produced. While we believe that these estimates are useful for planning purposes, substantial variations occur. They are presented in order to give a general sense of raw material consumption related to steel production.

Iron Ore

The iron ore facilities at Minntac and Keetac contain an estimated 764 million short tons of recoverable reserves. Recoverable tons means the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. U. S. Steel also receives iron ore pellets from the Hibbing, Tilden and Wabush joint ventures. At high levels of steelmaking production, we could be one to two million tons short of our North American requirements. The anticipated shortfall, plus any additional shortfall upon the completion of the sale of our equity interest in Wabush, will be purchased. We announced a capital investment program in excess of $300 million at Keetac to increase production by modernizing and improving a pellet indurating line that has been idle since 1980. Once this expansion begins production, we will return to a position of being able to fully satisfy our North American pellet requirements.

USSE purchases most of its iron ore requirements from third parties, but has also received iron ore from U. S. Steel’s iron ore facilities in the United States. We believe that supplies of iron ore, adequate to meet USSE’s needs, are available at competitive market prices. The main sources of iron ore for USSE are Russia and Ukraine, with supplemental supplies coming from Slovakia, Venezuela and Brazil.

Coal

All of U. S. Steel’s coal requirements are purchased from third parties. We believe that supplies of coal adequate to meet our needs are available from third parties at competitive market prices. Coal supplies in the United States were disrupted in early 2005 due to river lock closures resulting from flooding. U. S. Steel has entered into contracts at competitive market prices for our coal requirements in 2008 and for a portion of our 2009 requirements. The main sources of coal for North America are the United States and Canada; and for USSK include Poland, the Czech Republic, the United States, Canada, Russia and Ukraine. USSS does not currently require coal to support its operations because it purchases all of its coke requirements.

In North America, we have the capability to supply 75 to 80 percent of our metallurgical coke requirements for hot metal production in blast furnaces. In the United States, U. S. Steel operates cokemaking facilities at our Clairton Plant, at Gary Works and at Granite City Works. We routinely sell or swap a portion of the coke production from our Clairton facility. To the extent that it is necessary or appropriate considering existing needs and/or applicable transportation costs, coke is purchased from or swapped with North American and international suppliers or other end-users. Production has been decreasing over the last several years due largely to the declining condition of the coke batteries at

Coke

our Clairton Plant and the idling of one of the coke batteries at Gary Works in October 2005. In November 2007, we announced that we are considering investing $1 billion over a period of years for new coke oven batteries at our Clairton Plant, in part replacing existing batteries that are nearing the end of their useful lives and rehabilitating several other existing batteries. We are also pursuing an opportunity with an affiliate of SunCoke Energy, Inc. to construct a coke plant to supply Granite City Works that is contingent upon obtaining the necessary permits.

In Canada, we operate cokemaking facilities at Hamilton Works and Lake Erie Works, which serve the steelmaking operations at USSC. Depending on production levels, we may purchase additional coke on the open market.

USSK operates a cokemaking facility that primarily serves the steelmaking operations at USSK. Depending on market conditions and operational schedules, USSK may purchase coke on the open market and may occasionally supply a portion of USSS’s needs. Blast furnace coal injection at USSK reduces its coke requirements. USSS sources substantially all of its coke requirements from third party suppliers. We believe that supplies of coke, adequate to meet USSK’s and USSS’s needs, are available at competitive market prices. The main sources of coke for USSK and USSS in 2008 are expected to be Poland, Ukraine, Russia, Bosnia, Hungary, China and the Czech Republic.

Limestone

All limestone requirements in North America are purchased from third parties. We believe that supplies of limestone adequate to meet our North American needs are readily available from third parties at competitive market prices.

All limestone requirements for USSK are purchased from a third party under a long-term contract. We source approximately 50 percent of USSS’s limestone requirements from third party suppliers with the balance coming from a limestone mine under our direct control. We believe that supplies of limestone adequate to meet USSS’s needs are available from third parties at competitive market prices.

Zinc and Tin

We believe that supplies of zinc and tin required to fulfill the requirements for our North American and European operations are available from third parties at competitive market prices.

Scrap and Other Materials

We believe that supplies of steel scrap and other alloying and coating materials required to fulfill our requirements for North American and European operations are available from third parties at competitive market prices. Generally, approximately 40 percent of our scrap requirements is internally generated through normal operations.

Natural Gas

In North America, we expect to utilize approximately 100,000 mmbtu’s of natural gas in 2008, all of which is purchased from third parties. We believe that supplies adequate to meet our North American needs are available at competitive market prices. About 40 percent of our natural gas purchases in the United States are based on solicited bids, on a monthly basis, from various vendors; approximately 10 percent are made through long-term contracts; and the remainder are made daily or with physical forward positions. About 75 percent of our Canadian gas purchases are based on solicited bids, on a monthly basis, from various vendors; and the remainder are made daily or with physical forward positions. We have executed physical forward positions consistent with anticipated business needs for natural gas because of the volatility of natural gas markets.

At USSE, we expect to utilize approximately 12,000 mmbtu’s of natural gas in 2008, all of which is purchased from third parties. We believe that supplies adequate to meet USSE’s needs are normally available at competitive market prices. Natural gas prices in Slovakia and Serbia have been less volatile than in the United States; however, prices have increased over the last several years. We experienced curtailments of natural gas supplies at USSS in early 2006. Serbia relies upon a single pipeline system for its natural gas, making USSS and other industrial customers in Serbia exposed to disruptions in this system.

In both North America and Europe, we use self-generated coke oven and blast furnace gas to mitigate our natural gas usage.

Commercial Sales of Product

U. S. Steel characterizes our sales as contract if sold pursuant to an agreement with defined pricing and a one year or longer duration, and as spot if sold pursuant to a shorter term contract. In 2007 approximately 54 percent, 29 percent and two percent of sales by Flat-rolled, USSE and Tubular, respectively, were contract sales. U. S. Steel does not consider sales backlog to be a meaningful measure since volume commitments in most contracts are based on each customer’s specific periodic requirements.

Environmental Matters

U. S. Steel maintains a comprehensive environmental policy overseen by the Corporate Governance and Public Policy Committee of the U. S. Steel Board of Directors. The Environmental Affairs organization has the responsibility to ensure that U. S. Steel’s operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Executive Environmental Committee, which is comprised of officers of U. S. Steel, is charged with reviewing our overall performance with various environmental compliance programs. Also, U. S. Steel, largely through the American Iron and Steel Institute, the Canadian Steel Producers Association, the International Iron and Steel Institute and Eurofer, is involved in the promotion of cost effective environmental strategies through the development of appropriate air, water, waste and climate change laws and regulations at the local, state, national and international levels.

U. S. Steel’s businesses in the United States are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act (CAA) with respect to air emissions; the Clean Water Act (CWA) with respect to water discharges; the Resource

Conservation and Recovery Act (RCRA) with respect to solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to releases and remediation of hazardous substances. In addition, all states where U. S. Steel operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for these environmental laws have not yet been promulgated and in certain instances are undergoing revision. These environmental laws and regulations, particularly the CAA, could result in substantially increased capital, operating and compliance costs.

USSC is subject to the environmental laws of Canada, which are comparable to environmental standards in the United States. Environmental regulation in Canada is an area of shared responsibility between the federal government and the provincial governments, which in turn delegate certain matters to municipal governments. Federal environmental statutes include the federal Canadian Environmental Protection Act, 1999 and the Fisheries Act. Various provincial statutes regulate environmental matters such as the release and remediation of hazardous substances; waste storage, treatment and disposal; and air emissions. As in the United States, Canadian environmental laws (federal, provincial and local) are undergoing revisions and becoming more stringent.

USSK is subject to the environmental laws of Slovakia and the European Union (EU). There are no legal proceedings pending against USSK involving environmental matters. USSK had a compliance project for a primary dedusting system at Steel Shop No. 2 to meet air emission standards for particulates, and met the compliance standards prior to the deadline established by the Slovak government.

USSS is subject to the environmental laws of Serbia. Under the terms of the acquisition, USSS will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study. The study was completed in June 2004 and submitted to the Government of Serbia. There are no legal proceedings pending against USSS involving environmental matters.

To comply with the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC) establishes its own CO2 limits for every EU member state. In 2004, the EC approved a national allocation plan (NAP I) for Slovakia that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Slovak Ministry of the Environment (Ministry) imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. The challenge against the EC has been dismissed on grounds of inadmissibility. On November 29, 2006, the EC issued a decision that Slovakia would be granted 25 percent fewer CO2 allowances than were requested in Slovakia’s NAP II, for the allocation period 2008 through 2012. The Ministry has not yet made an allocation of Slovakia’s CO2 allowances to companies within Slovakia for the NAP II period, but has submitted to the EC a revised allocation plan that would award USSK more annual allowances than were awarded to USSK under the Slovak NAP I plan. Slovakia has withdrawn its legal challenge against the EC regarding NAP II, and the challenge by USSK is on appeal, after having been dismissed at the lower court on grounds of inadmissibility. The potential financial and/or operational impacts of NAP II are not currently determinable.

Although ratification of the Kyoto Protocol in the United States has not occurred, there remains the possibility that limitations on greenhouse gases may be imposed. Since the United States Supreme Court ruled that carbon dioxide is a “pollutant” under the Clean Air Act in Massachusetts v. EPA, there is a growing consensus that some form of federal regulation regarding carbon dioxide and other greenhouse gases is forthcoming in the United States. However, the timing and specific requirements regarding greenhouse gases are not currently known; therefore, the impact on our domestic operations cannot be estimated at this time.

On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution. The federal government plans to set mandatory reduction targets on all major greenhouse gas producing industries to achieve an absolute reduction of 150 megatonnes in greenhouse gas emissions from 2006 levels by 2020. Facilities existing in 2006 will be required to cut their greenhouse gas emissions intensity by 18 percent by 2010, with a further 2 percent reduction in each following year. Implementing regulations are expected to be issued for public comment in the spring of 2008. Companies will be able to choose the most cost-effective way to meet their targets from a range of options. Environment Canada has indicated that the proposed rules will contain exemptions for fixed process gas emissions industries, including steel, for which an exemption of 62 percent of greenhouse gas emissions is contemplated. Certain provinces have enacted climate change rules and Ontario may also do so. The impact on USSC cannot be estimated at this time.

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet CAA obligations and similar obligations in Europe, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to domestic mini-mills, some foreign steel producers (particularly in developing economies such as China) and producers of materials which compete with steel, all of which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to our prior disposal of environmentally sensitive materials. Most of our competitors have fewer historic liabilities.

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

The CAA requires, among other things, the regulation of hazardous air pollutants and development and promulgation of Maximum Achievable Control Technology (MACT) Standards. As a result, the U.S. Environmental Protection Agency (EPA) has developed various industry-specific MACT standards. Those affecting U. S. Steel operations in the greatest magnitude include the MACT standards that are specific to cokemaking, ironmaking, steelmaking, and iron ore processing. The applicable MACT standards for some of U. S. Steel’s coke facilities are expected to be adopted in 2020. Because the scope of these anticipated changes are distant and unknown, the magnitude of the impact of these anticipated changes cannot be estimated at this time.

The CAA also requires EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter and ozone. In 1997, EPA established 24-hour and annual standards for fine particles that are less than 2.5 micrometers in size (PM 2.5); and in 2006, EPA tightened the 24-hour standard for PM 2.5, but retained the annual standard. It is anticipated that EPA’s fine particle programs could result in significant costs to U. S. Steel; however, it is impossible to estimate the magnitude of these costs at this time as state and federal agencies are still developing regulations for the programs and implementation is not expected until between 2008 (1997 standard) and 2018 (2006 standard).

In June 2007, EPA proposed to modify the NAAQS for ground level ozone which could affect sources of nitrogen oxide and volatile organic compounds, which include iron and steel facilities. It is anticipated that the ozone NAAQS revisions could result in significant cost to U. S. Steel; however, it is impossible to estimate the magnitude of these costs at this time since the rule has not yet been finalized, and the proposed rule anticipates implementation dates between 2013 and 2030.

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

Property, Plant and Equipment Additions

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Notes 11 and 21 to the Financial Statements.

Employees

As of December 31, 2007, U. S. Steel had approximately 28,000 employees in North America and approximately 21,000 in Europe. Approximately 1,500 employees of USSK accepted a voluntary early retirement program in 2007, and 670 had left the company by December 31.

Most hourly employees of U. S. Steel’s steel, coke and iron ore pellet facilities in the United States are covered by a collective bargaining agreement with the USW, which expires in September 2008. At Granite City Works, a small number of employees are represented by the Bricklayers or Laborers International unions. Agreements with these unions expire in November and December 2008. The majority of represented employees at the former Lone Star facilities in East Texas are covered by collective bargaining agreements with the USW that expire in July 2008; and a small number of those employees are represented by the Security, Police and Fire Professionals of America or the Bricklayers International union. Agreements with these unions expire in September 2010 and July 2008, respectively. Hourly employees engaged in transportation activities in the United States are represented by the USW and other unions and are covered by collective bargaining agreements with varying expiration dates. There are two agreements with the USW at USSC. The agreement covering employees at Lake Erie Works expires in July 2009 and the agreement covering employees at Hamilton Works expires in July 2010. All of the agreements in North America contain no-strike clauses. In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expired in December 2007; however, the current terms remain in effect until new terms are negotiated. Represented employees at USSS are covered by a three-year collective bargaining agreement that expires in November 2009. Wage increases have been agreed to for all three years; therefore, there will be no annual wage negotiations.

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

Also available on the U. S. Steel web site are U. S. Steel’s Corporate Governance Principles, our Code of Ethical Business Conduct and the charters of the Audit Committee, Compensation & Organization Committee and Corporate Governance & Public Policy Committee of the Board of Directors. These documents and the Annual Report on Form 10-K are also available in print to any shareholder who requests them. Such requests should be sent to the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-4801).

U. S. Steel does not intend to incorporate the contents of any web site into this document.

Other Information

Information on net sales, depreciation, capital expenditures and income from operations by reportable segment and for Other Businesses and on net sales and assets by geographic area are set forth in Note 3 to the Financial Statements.

For significant operating data for U. S. Steel for each of the last five years, see “Five-Year Operating Summary (Unaudited)” on pages F-60 and F-61.

Item 1A. RISK FACTORS

Risk Factors Concerning the Steel Industry

Steel consumption is cyclical and worldwide overcapacity in the steel industry and the availability of alternative products have resulted in intense competition, which may have an adverse effect on profitability and cash flow.

Steel consumption is highly cyclical and generally follows general economic and industrial conditions both worldwide and in regional markets. The steel industry has historically been characterized by excess world supply, which has led to substantial price decreases during periods of economic weakness. Future economic downturns could decrease the demand for our products. Substitute materials are increasingly available for many steel products, which further reduces demand for steel.

Rapidly growing supply in China and other developing economies, which may increase faster than increases in demand, may result in additional excess worldwide capacity and falling steel prices.

Over the last several years, steel consumption in China and other developing economies has increased at a rapid pace. Steel companies have responded by developing plans to rapidly increase steel production capability in these countries. Steel production, especially in China, has been expanding rapidly and appears to be well in excess of

Chinese demand. Because China is now the largest worldwide steel producer by a significant margin, any significant excess Chinese capacity could have a major impact on world steel trade and prices if this excess and subsidized production is exported to other markets.

Increased imports of steel products into North America and Europe could negatively affect steel prices and demand levels and reduce our profitability.

Steel imports to the United States accounted for an estimated 26 percent of the domestic steel market in 2007, 31 percent in 2006 and 25 percent in 2005. Foreign competitors may have lower labor costs, and some are owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. The recent expiration of a number of antidumping and countervailing duty orders may facilitate additional imports.

Steel imports to Canada have accounted for over half of the Canadian market for flat-rolled steel products since 2005, representing 52 percent of the flat-rolled steel market in the first nine months of 2007, 53 percent in 2006 and 51 percent in 2005.

The flat-rolled steel market in Europe has become extremely attractive for imports in the last two years. Total imports of flat-rolled carbon steel products to the EU27 rose by 72 percent in 2006 compared to 2005, and by 21 percent in 2007 compared to 2006. Imports of galvanized sheets to the EU27 increased by 74 percent in 2007 compared to 2006, while imports of galvanized sheets from China to the EU27 increased by 136 percent during the same period.

Increases in future levels of imported steel to North America and Europe could reduce future market prices and demand levels for steel products in those markets.

Imports into the United States, Canada and the European Union have often violated the international trade laws of these jurisdictions. While in some cases U. S. Steel and others have been successful in obtaining relief under these laws, in other circumstances relief has not been received. When received, such relief is generally subject to automatic or discretionary recision or reduction. There can be no assurance that any such relief will be obtained or continued in the future or that such relief as may be obtained will be adequate.

Increases in prices and limited availability of raw materials and energy may constrain operating levels and reduce profit margins.

Steel producers require large amounts of raw materials – iron ore or other iron containing material, steel scrap, coke, coal, zinc, tin and other metallic additions for integrated producers such as U. S. Steel, and scrap, zinc and other metallic additions for mini-mill producers. Both integrated and mini-mill producers consume large amounts of energy. Over the last several years, prices for raw materials and energy have increased significantly. In many cases these price increases have been a greater percentage than price increases for the sale of steel products.

U. S. Steel and other steel producers have periodically been faced with problems in obtaining sufficient raw materials and energy in a timely manner due to shortages or transportation problems (such as shortages of barges, ocean vessels, rail cars or trucks, or unavailability of rail lines or of locks on the Great Lakes), resulting in production curtailments. USSS is dependent upon availability of natural gas in Serbia, which is dependent upon a single pipeline. Serbia has experienced major curtailments during periods of peak demand in Eastern Europe and Russia. These production curtailments and escalated costs have reduced profit margins and may do so in the future.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs.

Steel producers in the United States are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Environmental laws and regulations, particularly the Clean Air Act, could result in substantially increased capital, operating and compliance costs.

International environmental requirements vary. While standards in the European Union, Canada and Japan are generally comparable to U.S. standards, other nations have substantially lesser requirements that may give competitors in such nations a competitive advantage.

Risk Factors Concerning U. S. Steel Legacy Obligations

Many lawsuits have been filed against U. S. Steel involving asbestos-related injuries, which could have a material adverse effect on our financial position, results of operations and cash flow.

U. S. Steel is a defendant in a large number of cases in which approximately 3,000 claimants actively allege a variety of respiratory and other diseases based on alleged exposure to asbestos. It is possible that we may experience large judgments against us in the future that could have an impact upon the number of future claims filed against us and on the amount of future settlements, which would have an adverse impact on our profitability and cash flow.

Our retiree employee health care and retiree life insurance plan costs, most of which are unfunded obligations, and our pension plan costs in North America are higher than those of many of our competitors. These plans create a competitive disadvantage and negatively affect our profitability and cash flow.

We maintain defined benefit retiree health care and life insurance and defined benefit and defined contribution pension plans covering most of our North American employees and former employees upon their retirement. As of December 31, 2007, approximately 134,000 current employees, retirees and beneficiaries are participating in the plans to receive pension and/or medical benefits. U. S. Steel’s benefit obligations for retiree medical and life insurance (other benefits) exceeded trust assets by $2.9 billion at year-end 2007. Of this underfunding, $1.1 billion was assumed with the Stelco acquisition. Most of our other benefits and pension benefits are subject to collective bargaining agreements with unionized workforces and will be subject to future negotiations. Minimum contributions to the main qualified pension plan are controlled under ERISA and other government regulations. In connection with the Stelco acquisition, U. S. Steel guaranteed Stelco’s pension funding obligations under an agreement entered into by Stelco and the Province of Ontario. In 2008, contributions totaling $78 million will be required under this agreement. The net underfunded status of our Canadian defined benefit pension plans at December 31, 2007 was $347 million. Substantial cash contributions will be required to fund other benefits and pension benefits. Total costs for pension plans and other benefits are expected to be approximately $200 million in 2008.

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

U. S. Steel contributes to a multiemployer plan in the United States covering pensions for USW represented workers formerly employed by National Steel and workers hired after May 2003. We have legal and contractual requirements for future funding of this plan, which will have a negative effect on our cash flows. In addition, funding requirements for participants could increase as a result of any underfunding of this plan.

We have higher environmental remediation costs than our competitors. This creates a competitive disadvantage and negatively affects our profitability and cash flow.

U. S. Steel is involved in numerous remediation projects at currently operating facilities, facilities that have been closed or sold to third parties and other sites where material generated by U. S. Steel was deposited. In addition, there are numerous other former operating or disposal sites that could become the subject of remediation.

Environmental remediation costs and related cash requirements of many of our competitors may be substantially less than ours. Many international competitors do not face similar laws in the jurisdictions where they operate. Many U.S. competitors have substantially shorter operating histories than we do, resulting in less exposure for environmental remediation. Competitors that have obtained relief under bankruptcy laws may have been released from certain environmental obligations that existed prior to the bankruptcy filing.

Other Risk Factors Applicable to U. S. Steel

Unplanned equipment outages and other unforeseen disruptions may reduce our results of operations.

Our steel production depends on the operation of critical pieces of equipment, such as blast furnaces, casters and hot strip mills. It is possible that we could experience prolonged periods of reduced production due to equipment failures at our facilities or those of our key suppliers. It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents and severe weather conditions. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions (such as shortages of barges, ocean vessels, rail cars or trucks, or unavailability of rail lines or of locks on the Great Lakes). To the extent that lost production could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and our unit production costs could be adversely affected. USSE’s shipments in the fourth quarter of 2007 were reduced by outbound rail transportation service disruptions.

We may be unable to recover cost increases as we supply customers with steel under long-term fixed price sales contracts.

Historically approximately 50 percent of U. S. Steel’s flat-rolled product sales in the United States have been based on sales contracts with durations of at least one year. These contracts generally have a fixed price or a price that will fluctuate with changes in a defined index. To the extent that raw materials, energy, labor or other costs increase over the terms of the various contracts, U. S. Steel may not be able to recover these cost increases from customers with fixed price agreements. While U. S. Steel may from time to time enter into forward purchase contracts to establish future prices for a portion of our requirements, we would remain at risk for our remaining requirements and would create another risk in the event that future prices decline below the prices that the forward purchases have established.

Customer payment defaults could have an adverse effect on our financial position, results of operations and cash flow.

Many of our customers operate in cyclical industries such as oil and gas, service center, conversion, automotive and appliance, and could experience financial difficulties in times of economic downturn. In some cases, these difficulties may result in bankruptcy filings or cessation of operations. If customers experiencing financial problems default on paying amounts owed to us, we may not be able to collect these amounts or recognize expected revenue. Any material payment defaults by our customers could have an adverse effect on our results of operations and financial condition. Also, a material payment default could cause a mandatory repayment or a reduction in the amount of receivables eligible for sale, under our receivables sale program. The Lone Star and Stelco acquisitions have increased our exposure to customers in many of these cyclical industries.

The terms of our indebtedness contain provisions that may limit our flexibility.

In 2007, we entered into a five-year $750 million revolving credit facility (Credit Facility) and five-year and three-year term loan facilities both in the amount of $500 million (Term Loan Facilities). These facilities include an interest coverage ratio (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) covenant of 2:1 and a leverage ratio (consolidated debt to consolidated EBITDA) covenant of 3.25:1. We also issued $1.6 billion of Senior Notes in 2007 that contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the repurchase of the Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. Compliance with these covenants will depend upon future operating results and other factors that are at least partially outside of our control. These covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.

Rating agencies may downgrade our credit ratings, which would make it more difficult for us to raise capital and would increase our financial costs.

Any downgrade in our credit ratings may make raising capital more difficult, may increase the cost and affect the terms of future borrowings, may affect the terms under which we purchase goods and services, and may limit our ability to take advantage of potential business opportunities.

“Change in control” clauses may require us to immediately purchase or repay debt.

Upon the occurrence of “change in control” events specified in our Senior Notes, Credit Facility, Term Loan Facilities, and various other contracts and leases, the holders of our indebtedness may require us to immediately purchase or repay that debt on less than favorable terms. We may not have the financial resources to make these purchases and repayments, and a failure to repurchase or repay such indebtedness would trigger cross-acceleration clauses under the Senior Notes and other indebtedness.

Our foreign operations expose us to uncertainties and risks, which could negatively affect our results of operations and cash flow.

USSK, located in Slovakia, USSS, located in Serbia, and USSC, located in Canada, constitute 39 percent of our total raw steel production capability. Both USSK and USSS are subject to economic conditions and political factors in Europe, which if changed could negatively affect our results of operations and cash flow. USSC is subject to economic conditions and political factors in Canada, which if changed could negatively affect our results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, government instability, civil unrest, increased regulation and quotas, tariffs and other protectionist measures.

Any future foreign acquisitions would expose us to similar risks.

We are subject to significant foreign currency risks, which could negatively impact our profitability and cash flows.

Our foreign operations accounted for approximately 30 percent of our net sales in 2007. The financial condition and results of operations of USSK, USSS and USSC are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The appreciation of the U.S. dollar against these foreign currencies could have a negative impact on our consolidated profitability.

In addition, the Stelco acquisition was funded from the United States, as well as through the reinvestment of undistributed foreign earnings from USSE, creating intercompany monetary assets and liabilities in different functional currencies, which can have a non-cash impact on income when they are remeasured at the end of each quarter. A $1.2 billion U.S. dollar-denominated intercompany loan to a European affiliate was the primary exposure at December 31, 2007.

Any future foreign acquisitions would expose us to similar risks.

Greenhouse gas policies could negatively affect our results of operations and cash flows.

The integrated steel process involves a series of chemical reactions involving carbon that create carbon dioxide (CO2). This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The European Union (EU) has established greenhouse gas regulations and Canada and the United States may also do so. These limitations could have a negative effect on income and cash flows. Since mini-mill production does not involve the same chemical reactions as integrated production, mini-mills may have a competitive advantage. Also since China and many other developing nations have not instituted greenhouse gas regulations, and since past international agreements such as the Kyoto Protocol provided exemptions and lesser standards for developing nations, we may also be at a competitive disadvantage.

On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution. The federal government plans to set mandatory reduction targets on all major greenhouse gas producing industries to achieve an absolute reduction of 150 megatonnes in greenhouse gas emissions from 2006 levels by 2020. Facilities existing in 2006 will be required to cut their greenhouse gas emissions intensity by 18 percent by 2010, with a further two percent reduction in each following year. Implementing regulations are expected to be issued for public comment in the spring of 2008. Companies will be able to choose the most cost-effective way to meet their targets from a range of options. Environment Canada has indicated that the proposed rules will contain exemptions for fixed process gas emissions industries, including steel, for which an exemption of 62 percent of greenhouse gas emissions is contemplated. Certain provinces have enacted climate change rules and Ontario may also do so. These limitations could have a negative effect on production levels and income and cash flows.

The European Commission (EC) has established a CO2 emission trading scheme for EU member countries. Under this program Slovakia has received fewer CO2 emissions allowances than it requested for both the first period (2005 through 2007) and second period (2008 through 2012). The Slovak Ministry of the Environment, in turn, awarded USSK fewer allowances than USSK had requested for the first period, and has proposed to award USSK fewer allowances than requested for the second period. USSK purchased emissions allowances to cover its shortfall for the first period and, as to future periods, we may be required to reduce USSK’s production or purchase emission allowances, either of which may have a negative impact on income and cash flows.

Our business requires substantial expenditures for debt service, contingent obligations, capital investment, operating leases and maintenance that we may be unable to fund.

With $3,257 million of debt outstanding as of December 31, 2007, we have significant debt service requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2007, total capital expenditures were $2.9 billion. At December 31, 2007, our contract commitments to acquire property, plant and equipment totaled $434 million and we were obligated to make aggregate lease payments of $252 million under operating leases. The acquisitions of USSC and the former Lone Star facilities will increase our capital expenditure requirements. We are also considering a $1 billion capital investment program over a period of years at our Clairton Plant, and are pursuing an opportunity with an affiliate of SunCoke Energy, Inc. to construct a coke plant to supply Granite City Works that is contingent upon obtaining the necessary permits.

In addition to capital expenditures and lease payments, we spend significant amounts for maintenance of raw material, raw steel and steel-finishing production facilities.

As of December 31, 2007, we had contingent obligations consisting of indemnity obligations under active surety bonds, trusts and letters of credit totaling approximately $143 million, guarantees of approximately $15 million of indebtedness for unconsolidated entities and contractual purchase commitments under purchase orders and “take or pay” arrangements of approximately $4.4 billion. As the general partner of the Clairton 1314B Partnership, L.P., we are obligated to fund cash shortfalls incurred by that partnership but may withdraw as the general partner if we are required to fund in excess of $150 million in operating cash shortfalls.

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

The collective bargaining agreement with the USW covering the majority of represented employees at the former Lone Star facilities in East Texas expires July 31, 2008, and the agreement covering the remainder of our U.S. steel and iron ore operations expires September 1, 2008 (the 2003 Basic Labor Agreement). A work stoppage would adversely impact our results of operations. Customer concern about the possibility of a work stoppage could adversely impact our relationships with our customers causing them to choose to purchase from competitors. Terms of replacement for these collective bargaining agreements could be more costly or otherwise more onerous than our current agreements.

The 2003 Basic Labor Agreement contains provisions that prohibit us from pursuing any North American transaction involving steel or steel-related assets without the consent of the USW, grants the USW a right to bid on any sale of one or more facilities covered by the collective bargaining agreement, requires us to make reasonable and necessary capital expenditures to maintain the competitive status of our domestic facilities and requires mandatory pre-funding of a trust for retiree health care and life insurance based on, among other factors, dividend and pension funding levels. That agreement also restricts our ability to trade, sell or use foreign-produced coke and iron ore in North America, and further requires that the ratio of non-USW employees to USW employees at our domestic facilities not exceed one to five.

While other domestic integrated unionized steel producers have similar requirements in their agreements with the USW, some foreign and non-union domestic producers are not subject to such requirements.

There are risks associated with the Lone Star and Stelco acquisitions, as well as any acquisitions we may make in the future.

The Lone Star and Stelco acquisitions were premised upon the achievement of a number of synergies that may not be obtained. Factors that may affect expected synergies from the Lone Star and Stelco acquisitions include management’s ability to successfully integrate these operations; reactions of customers and joint venture partners; operating levels in the Flat-rolled and Tubular segments; and expansions or acquisitions by major competitors.

The Lone Star and Stelco acquisitions created $1.7 billion of goodwill on our balance sheet, which exposes us to the risk of future impairment charges.

The Lone Star acquisition increased our tubular production capacity 36 percent and the Stelco acquisition increased our North American steelmaking capability by 25 percent, thereby increasing our exposure to cyclical downturns in historically cyclical industries such as oil and gas, service center, conversion, automotive, construction and appliance.

The success of any future acquisitions will depend substantially on the accuracy of our analysis concerning such businesses and our ability to complete such acquisitions on favorable terms, to finance such acquisitions and to integrate the acquired operations successfully with existing operations. If we are unable to integrate new operations successfully, our financial results and business reputation could suffer. Our recent acquisitions involved prices significantly higher than the prices we paid for our acquisitions in 2003. Such prices will make it more difficult to achieve adequate financial returns. Additional risks associated with acquisitions are the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience. International acquisitions may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations and countries. Antitrust and similar laws in foreign jurisdictions may prevent us from completing acquisitions.

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

We may suffer employment losses, which could negatively affect our future performance.

A significant number of U. S. Steel’s U.S.-based non-union workforce will be eligible for retirement over the next several years.

Over the last few years we have intensified our recruitment, training and retention efforts so that we may continue to optimally staff our operations. Failure to do so could negatively affect our future performance.

We may experience difficulties implementing our enterprise resource planning (ERP) system.

We are currently pursuing the company-wide implementation of an ERP system to help us operate more efficiently. This is a complex project which would occur in several phases over the next several years. We may not be able to successfully implement the ERP program without experiencing difficulties. In addition, the expected benefits of implementing the ERP system may not be realized or the costs of implementation may outweigh the realized benefits. The acquisitions of USSC and the former Lone Star facilities have made this process more complex.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following tables list U. S. Steel’s main properties, their locations and their products and services:

North American Operations

Property	Location	Products and Services
Gary Works	Gary, Indiana	Sheets; Tin mill; Strip mill plate; Coke
Midwest Plant	Portage, Indiana	Sheets; Tin mill
East Chicago Tin	East Chicago, Indiana	Tin mill
Great Lakes Works	Ecorse and River Rouge, Michigan	Sheets
Mon Valley Works
Irvin Plant	West Mifflin, Pennsylvania	Sheets
Edgar Thomson Plant	Braddock, Pennsylvania	Slabs
Fairless Plant	Fairless Hills, Pennsylvania	Galvanized sheets
Clairton Plant	Clairton, Pennsylvania	Coke
Clairton 1314B Partnership(a)	Clairton, Pennsylvania	Coke
Granite City Works	Granite City, Illinois	Sheets; Coke
Lake Erie Works	Nanticoke, Ontario, Canada	Slabs; Sheets; Coke
Hamilton Works	Hamilton, Ontario, Canada	Slabs; Sheets; Coke; Bars
Fairfield Works	Fairfield, Alabama	Sheets; Tubular
ProCoil Company LLC	Canton, Michigan	Steel processing; Warehousing
Z-Line Company(a)	Hamilton, Ontario, Canada	Galvanized sheets
USS-POSCO Industries(b)	Pittsburg, California	Sheets; Tin mill
PRO-TEC Coating Company(b)	Leipsic, Ohio	Galvanized sheets
Double Eagle Steel Coating Company(b)	Dearborn, Michigan	Galvanized sheets
Double G Coatings Company, L.P.(b)	Jackson, Mississippi	Galvanized and Galvalume® sheets
Worthington Specialty Processing(b)	Jackson, Michigan	Steel processing
Feralloy Processing Company(b)	Portage, Indiana	Steel processing
Chrome Deposit Corporation(b)	Various	Roll processing
Acero Prime, S.R.L. de C.V.(b)	San Luis Potosi and Ramos Arizpe, Mexico	Steel processing; Warehousing
Baycoat Limited Partnership(b)	Hamilton, Ontario, Canada	Steel processing
D.C. Chrome Limited(b)	Stony Creek, Ontario, Canada	Roll processing
Lorain Tubular Operations	Lorain, Ohio	Tubular
Texas Operations	Lone Star, Texas	Tubular
Bellville Operations	Bellville, Texas	Tubular
Wheeling Machine Products	Pine Bluff, Arkansas and Hughes Springs and Houston, Texas	Tubular couplings
Tubular Processing Services	Houston, Texas	Tubular processing
Tubular Threading and Inspection Services	Houston, Texas	Tubular threading, inspection and
storage services
Fintube Technologies, Inc.	Tulsa, Oklahoma and Monterrey, Mexico	Tubular
Minntac iron ore operations	Mt. Iron, Minnesota	Iron ore pellets
Keetac iron ore operations	Keewatin, Minnesota	Iron ore pellets
Hibbing Taconite Company(b)	Hibbing, Minnesota	Iron ore pellets
Wabush Mines(b)(c)	Wabush, Labrador, Canada and Pointe Noire, Quebec, Canada	Iron ore pellets
Tilden Mining Company(b)	Ishpeming, Michigan	Iron ore pellets
Transtar	Alabama, Illinois, Indiana, Michigan, Ohio, Pennsylvania, Texas	Transportation services
(a)	A consolidated partnership in which U. S. Steel owns less than 100 percent
(b)	Equity investee
(c)	Currently held for sale

Other Operations
Property	Location	Products and Services
U. S. Steel Kosice	Kosice, Slovakia	Sheets; Tin mill; Strip mill plate; Tubular; Coke; Radiators; Refractories
U. S. Steel Serbia	Smederevo, Sabac and Kucevo, Serbia	Sheets; Tin mill; Strip mill plate;
Limestone
Apolo Tubulars S.A.(a)	Lorena, Sao Paulo, Brazil	Tubular
(a)	Equity investee

U. S. Steel and its predecessors (including Lone Star) have owned their properties for many years with no material adverse claims asserted. In the case of Great Lakes Works, Granite City Works, the Midwest Plant and Keetac iron ore operations acquired from National Steel in 2003; the Smederevo, Sabac and Kucevo, Serbia operations acquired by U. S. Steel in 2003; and the Lake Erie Works and Hamilton Works of U. S. Steel Canada acquired in 2007; U. S. Steel or its subsidiaries are the beneficiaries of bankruptcy laws and orders providing that properties are held free and clear of past liabilities. In addition, U. S. Steel or its predecessors obtained title insurance, local counsel opinions or similar protections when the major properties were initially acquired.

Two major steel production facilities are leased. The caster facility at Fairfield, Alabama is subject to a lease expiring in 2012, with an option to purchase or to extend the lease. A coke battery at Clairton, Pennsylvania is subject to a lease through 2012, at which time title will pass to U. S. Steel. At the Midwest Plant in Indiana, U. S. Steel has a supply agreement for various utility services with a company which owns a cogeneration facility located on U. S. Steel property. The Midwest Plant agreement expires in 2013. The headquarters office space in Pittsburgh, Pennsylvania used by U. S. Steel is leased through 2018.

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Notes 11 and 21 to the Financial Statements.

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

Asbestos Litigation

As of December 31, 2007, U. S. Steel was a defendant in approximately 325 active cases involving approximately 3,000 plaintiffs (claims), including cases involving businesses acquired from Lone Star. At December 31, 2006, U. S. Steel was a defendant in approximately 300 active cases involving approximately 3,700 plaintiffs. During 2007, settlements and dismissals resulted in the disposition of approximately 1,230 claims and U. S. Steel paid approximately $9 million in settlements. New filings added approximately 530 claims.

Almost 2,650, or approximately 88 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Of these claims, about 1,550 are pending in Mississippi and over 1,100 are pending in Texas. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Mississippi and Texas have amended their laws to curtail mass filings. As a consequence, most of the claims filed in 2007 and 2006 involved individual or small groups of claimants.

Historically, these claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); (2) claims made by industrial workers allegedly exposed to products formerly manufactured by U. S. Steel and (3) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel. While U. S. Steel has excess casualty insurance, these policies have multi-million dollar self-insured retentions. To date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims.

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 150 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

In many cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or our products or premises; however, with the decline in mass plaintiff cases the incidence of claimants actually alleging a claim against U. S. Steel is increasing. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or our products or premises.

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

The following table shows activity with respect to asbestos litigation over the last three years:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
2005	11,000	3,800	1,200	8,400	$11
2006	8,400	5,150	450	3,700	$8
2007	3,700	1,230	530	3,000	$9

The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. The vast majority of pending claims against us allege so-called “premises” liability-based exposure on U. S. Steel’s current or former premises. These claims are made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers. In most cases, the claimant also was exposed to asbestos in non-U. S. Steel settings; the relative periods of exposure between U. S. Steel and non-U. S. Steel settings vary with each claimant; and the strength or weakness of the causal link between U. S. Steel exposure and any injury vary widely.

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, although the resolution of such matters could significantly impact results of operations for a particular quarter. Among the factors considered in reaching this conclusion are: (1) that over the last several years, the total number of pending claims has declined; (2) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (3) U. S. Steel’s history of trial outcomes, settlements and dismissals.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Environmental Proceedings

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2007, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

Projections, provided in the following paragraphs, of spending for and/or timing of completion of specific projects are forward-looking statements. These forward-looking statements are based on certain assumptions including, but not limited to, the factors provided in the preceding paragraph. To the extent that these assumptions prove to be inaccurate, future spending for, or timing of completion of, environmental projects may differ materially from what was stated in forward-looking statements.

At December 31, 2007, U. S. Steel had been identified as a PRP at a total of 24 CERCLA sites where liability is not resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for cleanup and remediation costs will be between $1 million and $5 million for one of these sites, will be between $100,000 and $1 million per site for 13 of these sites, and will be under $100,000 per site for nine of these sites.

At the remaining site, management estimates U. S. Steel’s share in the future cleanup costs to be $6.5 million, although it is not possible to accurately predict the amount of final allocation of such costs. That site is known as the Municipal & Industrial Disposal Co. site in Elizabeth, Pennsylvania. In October 1991, the Pennsylvania Department of Environmental Resources (PADER) placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation (RI), which was issued in 1997. U. S. Steel and the Pennsylvania Department of Environmental Protection (PADEP) signed a Consent Order and Agreement on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. In 2003 the Consent Order and Agreement became final. U. S. Steel has completed the remedial design for this site and it is being reviewed by PADEP.

In addition, there are 13 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.

Other Remediation Activities

There are 43 additional sites where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 10 of these sites will be under $100,000 per site, another 11 sites have potential costs between $100,000 and $1 million per site, and 12 sites may involve remediation costs between $1 million and $5 million per site. As described below, costs for remediation, investigation, restoration or compensation are estimated to be in excess of $5 million per site at three sites, in excess of $10 million at one site, and in excess of $20 million per site at two sites. Potential costs associated with remediation at the remaining four sites are not presently determinable.

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of December 31, 2007, project costs have amounted to $57.6 million. In 2007, U. S. Steel completed additional dredging, and will submit a Dredge Completion Report to EPA in April 2008. Although further dredging is not expected, $3.4 million is accrued for possible additional work that may be required to complete the project and obtain EPA approval. The Corrective Action Management Unit (CAMU) which received dredged materials from the Grand Calumet River could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $1.6 million through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel will pay the public trustees $1.0 million at the end of the sediment remediation project for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $1.0 million. In total, the accrued liability for the above projects based on the estimated remaining costs was $7.0 million at December 31, 2007.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites, D5, T2, and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a revised closure plan to the Indiana Department of Environmental Management (IDEM) for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a solid waste management unit (SWMU) under corrective action. In addition, U. S. Steel has submitted a closure plan for T2. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring is $6.2 million for D5, $4.4 million for T2 and $10.8 million for D2 including a portion of the Refuse Area, at December 31, 2007.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI) and a Corrective Measure Study (CMS) at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Two Phase II RFI work plans have been submitted to EPA for approval. Four self-implementing interim measures have been completed. Through December 31, 2007, U. S. Steel had spent approximately $25.5 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel continues implementation of one self-implementing interim measure. U. S. Steel is preparing a final proposal to EPA seeking approval for perimeter groundwater monitoring and is developing a proposal for a corrective measure to remediate sediments in the West Grand Calumet Lagoon. The costs to complete the Phase I work and implement the field investigations for the submitted Phase II work plans, the anticipated perimeter groundwater monitoring, development of a work plan for further investigation of soil issues in the East End Solid Waste Management Area and implementation of a corrective measure at the West Grand Calumet Lagoon and the self-implementing interim measure are estimated to be $14.3 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement Corrective Measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the Corrective Measures for soil contamination to be approximately $3.6 million. Closure costs for the CAMU are estimated to be an additional $6.1 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was $24.0 million at December 31, 2007, based on the estimated remaining costs.

In October 1996, U. S. Steel was notified by IDEM, acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs. A Consent Decree memorializing this settlement was entered on the record by the court and thereafter became effective April 1, 2005. U. S. Steel has paid our entire share of the assessment costs and $12.5 million of our share of the restoration costs to the public trustees. A balance of $8.0 million in restoration costs to complete our settlement obligations remains as an accrued liability as of December 31, 2007.

On October 3, 2007, IDEM issued a notice of violation (NOV) alleging opacity emission exceedances at the underfire stacks of Coke Oven Batteries 2, 5, and 7 during the first calendar quarter of 2007. On November 26, 2007, IDEM issued a second NOV alleging opacity violations from Nos. 5 and 7 Coke Battery underfire stacks in the second quarter of 2007. U. S. Steel met with IDEM in November 2007 to discuss resolution of the matter. No penalty amount was discussed, but a penalty of an undertermined amount is anticipated. Negotiations regarding these two NOVs are ongoing.

On November 26, 2007, IDEM issued a separate NOV alleging three pushing violations and one door violation on the No. 2 Battery that were to have occurred on July 11, 2007. On December 20, 2007, IDEM made a verbal penalty demand of $123,000 to resolve these alleged violations. Negotiations regarding this NOV are ongoing.

Mon Valley Works

In June 2007, U. S. Steel entered into a Consent Order and Agreement with the Allegheny County Health Department (ACHD) to resolve particulate emission exceedances from the Clairton Plant’s Coke Oven Battery B. U. S. Steel was assessed a $395,900 penalty which has been satisfied. Under the Agreement, U. S. Steel installed and implemented an automated coke management system, replaced twenty-four heating walls, and agreed to replace the remaining fifty-two heating walls at B Battery before June 30, 2010. U. S. Steel also agreed to implement a Supplemental Environmental Project (SEP) at the Irvin Plant, consisting of paving the waste handling area by June 2008, which is valued at $70,000.

U. S. Steel is currently negotiating a consent order with the ACHD to address alleged opacity limitation and pushing and traveling violations from older coke oven batteries at its Clairton Plant and to address alleged opacity violations from its Edgar Thomson Plant. ACHD has made a penalty demand of $302,300 to settle these violations. In November 2007, U. S. Steel announced that it is considering plans to upgrade the Clairton Plant. These upgrades would be conducted in two phases and would address the alleged violations and improve coking performance. The first phase would include replacing Batteries 7 through 9 with a new six meter “C” Battery that would employ Best Available Control Technology (BACT); and the second phase would include replacing Batteries 1 through 3 with a new six meter “D” Battery, that would also employ BACT. In addition, U. S. Steel plans to upgrade its existing Batteries 19 and 20. U. S. Steel is currently discussing the permit requirements with ACHD. U. S. Steel estimates that these investments will exceed $1 billion. U. S. Steel is also making upgrades at its Edgar Thomson Plant that would reduce emissions.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a solid waste management unit (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After the acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending an “in-place” closure of the East Side SWMU. The cost to close the East Side SWMU is expected to be $4.1 million, and was recorded as an accrued liability as of December 31, 2007.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $336,000. It is reasonably possible that additional costs of $25 million may be incurred at this site in combination with five other projects. See Note 25 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two SEPs at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved and field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. ADEM approved the Phase I RFI Report and requested a Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $709,000. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Based on results from our Phase I facility investigation of Ensley, U. S. Steel identified approximately two acres of land at the former coke plant for remediation. As of December 31, 2007, costs to remediate this area have amounted to $1.3 million. An additional $119,000 is accrued for project completion. In total, the accrued liability for the projects described above was $1.0 million at December 31, 2007, based on estimated remaining costs. It is reasonably possible that additional costs of $25 million may be incurred at this site in combination with five other projects. See Note 25 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (Ohio EPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. On December 15, 2006, U. S. Steel received a letter from Ohio EPA that requires U. S. Steel to complete an evaluation of human exposure and update the previous RCRA preliminary site assessment. We have accrued $44,000 for the costs of additional studies at this site. It is reasonably possible that additional costs of $25 million may be incurred at the Lorain Tubular Corrective Action program in combination with five other projects. See Note 25 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Great Lakes Works

On January 6, 2006, Great Lakes Works received a proposed administrative consent order from the Michigan Department of Environmental Quality (MDEQ) that alleged violations of NPDES permits at the facility. On February 13, 2007, MDEQ and U. S. Steel agreed to a revised Administrative Consent Order that resolves this matter. As required by the Administrative Consent Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs; and the Order identifies certain compliance actions that address the alleged violations. Great Lakes Works has completed work on most of these compliance actions, and has initiated work on the others. One of the compliance actions addresses three river basins along the Detroit River and U. S. Steel has completed the corrective measure necessary to remove historic basin sediments from these areas. As of December 31, 2007, $1.8 million had been spent on the project. In addition, $661,000 was accrued for possible additional requirements to obtain MDEQ approval. Another compliance action includes modifications to the Cold Mill Wastewater Treatment Plant where U. S. Steel has agreed to rehabilitate four clarifiers and two wastewater conveyance pipelines, upgrade the computer control system and evaluate other potential improvements of this system. Some elements of this project have been completed at a cost of $1.4 million and U. S. Steel anticipates that it could spend an additional $7.1 million, most of which will be capitalized. Costs to complete the remaining compliance actions are presently not determinable.

Duluth Works

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.2 million for cleanup and agency oversight costs through December 31, 2007. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is currently finalizing an engineering study of the estuary sediments. The method and extent of remediation at this site is presently unknown, therefore, future costs are indeterminable. Study and oversight costs are currently estimated at $255,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five-year review recommendations. It is reasonably possible that additional costs of $25 million may be incurred at this site in combination with five other projects. See Note 25 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Granite City Works

Granite City Works received two NOVs, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop. All of the issues have been resolved except for an issue relating to air emissions that occur when coke is pushed out of the ovens for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. On September 14, 2005, the Illinois Attorney General filed a complaint in the Madison County Circuit Court, titled People of the State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation, which included the issues raised in the two NOVs. In December 2006, IEPA added to its complaint by adding a release of coke oven gas in February 2006. In October 2007, the Court entered a Second Supplemental Complaint, in which IEPA added alleged violations regarding excessive opacity emissions from the Blast Furnace, and incorrect sulfur dioxide (SO2 ) emission factors regarding Blast Furnace Gas emissions. On December 18, 2007, U. S. Steel entered into a Consent Order with the Illinois Attorney General and IEPA that resolved the Complaint, as supplemented. The Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the blast furnance opacity emissions in accordance with the schedule provided in the Order; and (4) submit to IEPA a revised permit application, with the correct SO2 emission factors, which U. S. Steel submitted in January 2008.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by the Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel Company’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, developed work plans, continues to conduct field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel has recorded a liability of $21.6 million as of December 31, 2007, for our estimated share of the remaining costs of remediation.

Other

In February 2005, U. S. Steel’s lease for a third party to mine slag at the Gascola slag disposal site in Penn Hills, Pennsylvania was terminated. Current mining regulations require closure of the site. The cost to close the slag disposal site is estimated to be $2.9 million. This work will include contour of the highwalls and vegetative cover for the entire site.

In September 2001, U. S. Steel agreed to an Administrative Order on Consent with the State of North Carolina for the assessment and cleanup of a Greensboro, North Carolina fertilizer manufacturing site. The Order allocated responsibility for remediation costs among U. S. Steel and two other parties. U. S. Steel’s estimated share of the remaining remediation costs is $761,000, based on the agreed allocation factor of 26 percent. In 2006, U. S. Steel submitted a Remedial Action Plan to the North Carolina Department of Environmental and Natural Resources that proposed monitored natural attenuation for groundwater beneath the site.

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB), entered into a consent order to conduct an investigation and develop remediation alternatives. In 2004, a remedial action design report was submitted to and approved by KDHE. U. S. Steel anticipates that our 50 percent share of the costs necessary to complete the remedial design and implement the preferred remedy will be approximately $3.4 million. In 2005, KDHE and the U.S. Fish and Wildlife Service asserted a claim against U. S. Steel and SSB (now called CitiGroup Global Market Holdings, Inc.) for natural resource damages at the site and nearby creek. On September 12, 2007, U. S. Steel signed a consent decree to settle this claim for a cash payment with U. S. Steel’s share at $247,875. On August 17, 2006, both parties received a demand from DOJ for approximately $1.7 million for past costs incurred by EPA in cleaning up the site and surrounding residential yards, U. S. Steel’s share being 50 percent of the claim for past costs. U. S. Steel and CitiGroup signed an agreement with EPA to suspend the running of the statute of limitations for filing of EPA’s claims for the period between August 21, 2006 and May 30, 2008.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel, Lubrizol and Exxon are the largest PRPs at the site and have agreed to equally share costs at the site, making U. S. Steel’s share 33 1 /3 percent. Phase I soil, waste and groundwater sampling was completed in December 2006. There is currently ongoing investigation of site conditions. The Affected Property Assessment Report is due March 15, 2008. The accrued liability to complete the site investigations and implement the remedial measure is $2 million as of December 31, 2007.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of U. S. Steel and their ages as of February 1, 2008, are as follows:

Name	Age	Title	Executive Officer Since
John J. Connelly	61	Senior Vice President–Strategic Planning & Business Development	April 27, 2004
James D. Garraux	55	General Counsel & Senior Vice President–Labor Relations & Environmental Affairs	February 1, 2007
John H. Goodish	59	Executive Vice President & Chief Operating Officer	December 31, 2001
Gretchen R. Haggerty	52	Executive Vice President & Chief Financial Officer	December 31, 2001
David H. Lohr	54	Senior Vice President–European Operations & President–U. S. Steel Kosice	June 1, 2005
Larry G. Schultz	58	Vice President & Controller	June 1, 2002
Thomas W. Sterling	60	Senior Vice President–Administration	August 1, 2003
John P. Surma	53	Chairman of the Board of Directors and Chief Executive Officer	December 31, 2001
Susan M. Suver	48	Vice President–Human Resources	November 1, 2007

All of the executive officers mentioned above have held responsible management or professional positions with U. S. Steel or our subsidiaries for more than the past five years, with the exception of Ms. Suver. Prior to joining U. S. Steel, Ms. Suver served as corporate vice president, Global Human Resources for Arrow Electronics, Inc. (Arrow), a $12 billion global provider of industrial and commercial electronic components and computer products. She joined Arrow in 2001 as vice president, Global Organizational Development. Prior to that, she served as vice president, Organization Effectiveness and Communication for Phelps Dodge Corporation.

Mr. Connelly will retire effective February 29, 2008.

All of the executive officers identified above, with the exception of Messrs. Connelly, Lohr and Sterling, and Ms. Suver, will hold office until the annual election of executive officers by the Board of Directors following the next Annual Meeting of Stockholders, or until his or her earlier resignation, retirement or removal. Messrs. Lohr and Sterling and Ms. Suver will hold office until their resignation, retirement or removal.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The principal market on which U. S. Steel common stock is traded is the New York Stock Exchange. U. S. Steel common stock is also traded on the Chicago Stock Exchange. Information concerning the high and low sales price for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in “Selected Quarterly Financial Data (Unaudited)” on page F-58.

As of January 31, 2008, there were 22,502 registered holders of U. S. Steel common stock.

The Board of Directors intends to declare and pay dividends on U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel, although it has no obligation under Delaware law or the U. S. Steel Certificate of Incorporation to do so. After the separation from Marathon Oil Corporation, U. S. Steel established an initial quarterly dividend rate of $0.05 per share effective with the March 2002 payment. The quarterly dividend rate was increased to $.08 per share effective with the March 2005 payment, to $.10 per share effective with the June 2005 payment, to $.15 per share effective with the June 2006 payment, to $.20 per share effective with the December 2006 payment, and to $.25 per share effective with the March 2008 payment. Dividends on U. S. Steel common stock are limited to legally available funds.

Shareholder Return Performance

The graph below compares the yearly change in cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Index and the S&P Steel Index. The S&P Steel Index is comprised of U. S. Steel, Nucor Corporation, Allegheny Technologies Incorporated and Worthington Industries, Inc.

Recent Sales of Unregistered Securities

In 2007, no unregistered shares were sold or issued.

Issuer Purchases of Equity Securities

The following table contains information about purchases by U. S. Steel of our equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1-31, 2007	110,000	$72.39	110,000	7,541,200
February 1-28, 2007	85,000	$86.95	85,000	7,456,200
March 1-31, 2007	110,000	$90.80	110,000	7,346,200

Quarter ended March 31, 2007	305,000	$83.09	305,000	7,346,200

April 1-30, 2007	100,000	$103.40	100,000	7,246,200
May 1-31, 2007	135,008	$108.24	99,900	7,146,300
June 1-30, 2007	105,000	$114.44	105,000	7,041,300

Quarter ended June 30, 2007	340,008	$108.73	304,900	7,041,300

July 1-31, 2007	105,000	$110.30	105,000	6,936,300
August 1-31, 2007	85,000	$87.41	85,000	6,851,300
September 1-30, 2007	95,000	$95.24	95,000	6,756,300

Quarter ended September 30, 2007	285,000	$98.45	285,000	6,756,300

October 1-31, 2007	110,000	$106.50	110,000	6,646,300
November 1-30, 2007	85,000	$93.43	85,000	6,561,300
December 1-31, 2007	100,000	$104.73	100,000	6,461,300

Quarter ended December 31, 2007	295,000	$102.13	295,000	6,461,300

Of the shares repurchased in May 2007, 35,108 were purchased pursuant to the exercise by 2002 Stock Plan and 2005 Stock Plan participants of their right to elect Stock-for-Tax-Witholding in connection with the vesting of restricted shares under the plans.

The remainder of the above shares were purchased pursuant to the U. S. Steel Common Stock Repurchase Program, which was announced on July 26, 2005 and allowed for the repurchase of up to eight million shares from time to time in the open market or privately negotiated transactions. The above purchases were all made in the open market. Since that time, the Board of Directors has authorized the repurchase of additional shares. As of December 31, 2007, authority remained for the repurchase of approximately 6.5 million shares.

The timing of such purchases will be determined by the company based upon a number of factors including the market price of U. S. Steel common stock; the availability and pursuit of strategic initiatives including investment and acquisition opportunities; operating cash flow and internal capital requirements; and general economic conditions in North America and Europe.

Item 6. SELECTED FINANCIAL DATA

Dollars in millions (except per share data)
	2007	2006	2005	2004	2003
Statement of Operations Data:
Net sales(a)	$16,873	$15,715	$14,039	$13,975	$9,328
Income (loss) from operations(b)	1,213	1,785	1,439	1,625	(719)
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles(b)	879	1,374	910	1,121	(363)
Net income (loss)(b)	879	1,374	910	1,135	(420)
Per Common Share Data:
Income (loss) before extraordinary loss and cumulative effects of changes in accounting principles(c) – basic	$7.44	$11.88	$7.87	$9.87	$(3.67)
– diluted	7.40	11.18	7.00	8.72	(3.67)
Net income (loss)(c)– basic	7.44	11.88	7.87	10.00	(4.22)
– diluted	7.40	11.18	7.00	8.83	(4.22)
Dividends declared and paid	0.80	0.60	0.38	0.20	0.20
Balance Sheet Data – December 31:
Total assets	$15,632	$10,586	$9,822	$11,064	$7,897
Capitalization:
Debt(d)	$3,257	$1,025	$1,612	$1,371	$1,933
Stockholders’ equity	5,531	4,365	3,324	4,074	1,153

Total capitalization	$8,788	$5,390	$4,936	$5,445	$3,086
(a)	For discussion of changes between the years 2007, 2006 and 2005, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase in net sales from 2004 to 2005 primarily resulted from higher average realized prices in all three reportable segments, partially offset by lower domestic shipments of sheet and trade coke. The increase in net sales from 2003 to 2004 was mainly due to higher average realized prices and shipments for all three reportable segments. Sales for Flat-rolled in 2004 benefited from the inclusion of sales from the acquired National Steel facilities for the entire year. Sales for USSE in 2004 benefited from the inclusion of USSS sales for the entire year.

(b)	For discussion of changes between the years 2007, 2006 and 2005, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The decrease from 2004 to 2005 mainly resulted from higher raw material, outage and energy costs in the U.S. and Europe, and lower domestic shipments of sheet and trade coke, partially offset by higher average realized prices in all three reportable segments. The significant increase from 2003 to 2004 primarily reflected higher average realized prices for all three reportable segments and lower workforce reduction charges, partially offset by higher raw material costs.
(c)	See Note 7 to the Financial Statements for the basis of calculating earnings per share.
(d)

For discussion of changes between the years 2007 and 2006 see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The decrease from 2005 to 2006 primarily resulted from the repurchase of most of our 10 3/4% Senior Notes due August 1, 2008, and from the repayment and termination of a euro 195 million credit facility at USSK. The increase from 2004 to 2005 primarily reflected amounts drawn against a one-year revolving credit facility at USSK that was entered into in order to facilitate the repatriation of $300 million in foreign earnings pursuant to the American Jobs Creation Act of 2004. The decrease from 2003 to 2004 was mainly due to the retirement of USSK long-term debt in November 2004 and the redemption of certain senior notes in April 2004.

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

Overview

U. S. Steel, the fifth largest steel producer in the world and the largest integrated steel producer headquartered in North America, has a broad and diverse mix of products and customers. U. S. Steel uses iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions to produce a wide range of steel products, concentrating on value-added steel products for customers with demanding technical applications in the automotive, appliance, container, industrial machinery, construction and oil and gas industries. In addition to our facilities in the United States, U. S. Steel has significant operations in Canada through U. S. Steel Canada Inc. (USSC) and in Central Europe through U. S. Steel Kosice (USSK), located in Slovakia, and U. S. Steel Serbia (USSS), located in Serbia. U. S. Steel’s financial results are primarily determined by the combined effects of shipment volume, selling prices, production costs and product mix. While the operating results of our various businesses are affected by a number of business-specific factors, the primary drivers for U. S. Steel are general economic conditions in North America, Europe and, to a lesser extent, other steel-consuming regions; the levels of worldwide steel production and consumption; pension and other benefits costs; and raw material (iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions) and energy (natural gas and electricity) costs.

U. S. Steel’s long-term success depends on our ability to earn a competitive return on capital employed by implementing our strategy to become a world leader in safety and environmental performance; to continue to increase our value-added product mix; to further expand our global business platform; to maintain a strong capital structure and balance sheet; to continue to improve our reliability and cost competitiveness; and to attract and retain a diverse and talented workforce. For a fuller description of our strategy, see “Item 1. Business Description – Business Strategy.” Some of the other key issues which will impact the global steel industry, including U. S. Steel, are the sustainability of current steel pricing trends; the cost of purchased raw materials and energy; the level of unfunded pension and other benefits obligations; the rate and sustainability of global economic growth over the next several years; the degree of further industry consolidation; the impact of production and consumption of steel in China and other developing countries; and the levels of steel imports into the markets we serve.

Critical Accounting Estimates

Management’s discussion and analysis of U. S. Steel’s financial condition and results of operations is based upon U. S. Steel’s financial statements, which have been prepared in accordance with accounting standards generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end, and the reported amount of revenues and expenses during the year. Management regularly evaluates these estimates, including those related to the carrying value of property, plant and equipment; goodwill and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; liabilities for deferred income taxes, potential tax deficiencies, environmental obligations, potential litigation claims and settlements; and assets and obligations related to employee benefits. Management’s estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results may differ materially from current expectations under different assumptions or conditions.

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

U. S. Steel bases its estimate of the annual expected return on plan assets on the historical long-term rate of return experienced by U. S. Steel’s plan assets, the investment mix of plan assets between debt, equities and other investments, and our view of market returns expected in the future. Based on a review of these factors, U. S. Steel maintained the expected annual return on pension plan assets for our main pension plan at 8.00 percent for 2008. Based on a review of similar factors for USSC pension plans, an average rate of return of 7.34 percent was chosen as the expected rate for 2008 net periodic expense development.

The discount rate reflects the current rate at which the pension and other benefits liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several Merrill Lynch Average AAA/AA Corporate Bond indices and both the 30-year and the 10-year U.S. Treasury bond rates as a preliminary indication of interest rate movements and levels, and we also look to an internally calculated rate determined by matching our expected benefit payments to payments from a stream of AA or higher rated zero coupon corporate bonds theoretically available in the marketplace. Based on this evaluation at December 31, 2007, U. S. Steel maintained the discount rate used to measure domestic pension and other benefits at 5.75 percent. For USSC benefit plans, a discount rate was selected through a similar review process using Canadian bond rates and indices. As a result of this review at December 31, 2007, a discount rate of 5.50 percent was chosen for the measurement of Canadian-based pension and other benefits.

U. S. Steel determines the escalation trend in per capita health care costs based on historical rate experience under U. S. Steel’s insurance plans. Assumed health care cost trend rates do not have a significant effect on more than half of the liabilities reported for our health care plans since domestic United Steelworkers (USW) participants are covered by a cost cap that was negotiated in 2003, and which for the most part froze retiree medical costs for USW retirees after 2006. Escalation applicable to the 15 percent basic premium charged to USW retirees is a company cost whenever certain annual profit levels are met. Escalation has also been included in the actuarial calculations for the USSC health plans, for certain former National employees and their dependents, and the former mineworkers of the Company. Escalation has not been calculated for most benefits for domestic non-union retirees whose benefits are limited to flat dollar amounts. For measurement of its domestic retiree medical plans, U. S. Steel has assumed an initial escalation rate of 8.00 percent for 2008. This rate is assumed to decrease gradually to an ultimate rate of 5.00 percent in 2013 and remain at that level thereafter. For measurement of its Canadian retiree medical plans, U. S. Steel has assumed an initial escalation rate of 6.90 percent for 2008. This rate is assumed to decrease gradually to an ultimate rate of 4.50 percent in 2014 and remain at that level thereafter.

Net periodic pension cost, including multiemployer plans, is expected to total approximately $60 million in 2008 compared to $129 million in 2007. Total other benefits costs in 2008 are expected to be approximately $140 million, about the same as in 2007.

A sensitivity analysis of the projected incremental effect of a hypothetical  1/2 percent change in the significant assumptions used in the pension and other benefits calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(In millions of dollars)	(1/2%)	1/2%
Expected return on plan assets
Incremental increase (decrease) in:
Net periodic pension costs for 2008	$51	$(51)
Discount rate
Incremental increase (decrease) in:
Net periodic pension & other benefits costs for 2008	$15	$(14)
Pension & other benefits liabilities at December 31, 2007	$706	$(652)
Health care cost escalation trend rates
Incremental increase (decrease) in:
Service and interest costs components for 2008	$(10)	$12

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

Goodwill and identifiable intangible assets – Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired.

Goodwill is tested for impairment annually and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the fair value of the associated reporting unit to its carrying value, including goodwill. Fair value is estimated using discounted future cash flows and, if available, comparable market values.

U. S. Steel has determined that certain acquired intangible assets have indefinite useful lives. These assets are reviewed for impairment annually and whenever events or circumstances indicate that the carrying value may not be recoverable.

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.

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

U. S. Steel makes no provision for deferred U.S. income taxes on the undistributed foreign earnings because as of December 31, 2007, it remains management’s intention to continue to indefinitely reinvest such earnings in foreign operations. See Note 9 to the Financial Statements. Undistributed foreign earnings at December 31, 2007 amounted to approximately $2,588 million. If such earnings were not indefinitely reinvested, a U.S. deferred tax liability of approximately $790 million would have been required.

U. S. Steel records liabilities for potential tax deficiencies. These liabilities are based on management’s judgment of the risk of loss for items that have been or may be challenged by taxing authorities. In the event that U. S. Steel were to determine that tax-related items would not be considered deficiencies or that items previously not considered to be potential deficiencies could be considered potential tax deficiencies (as a result of an audit, court case, tax ruling or other authoritative tax position), an adjustment to the liability would be recorded through income in the period such determination was made.

Environmental Remediation – U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. U. S. Steel regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination was made. As of December 31, 2007, the total accrual for environmental remediation was $142 million, excluding liabilities related to asset retirement obligations under Statement of Financial Accounting Standards (FAS) No. 143. Due to uncertainties inherent in remediation projects, it is possible that total remediation costs for active matters may exceed the accrued liability by as much as 20 percent.

Segments

During 2007, U. S. Steel had three reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of slabs, sheets, tin mill products, strip mill plates and rounds for Tubular, as well as all coke production facilities in North America. These operations are principally located in the United States and Canada and primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets. Effective October 31, 2007, the Flat-rolled segment includes the operating results of USSC, excluding the results of its iron ore and real estate interests.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill in Slovakia; and USSS, U. S. Steel’s integrated steel mill and other facilities in Serbia. USSE primarily serves customers in the central, western and southern European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells sheet, strip mill plate, tin mill and tubular products, as well as heating radiators and refractories.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities. These operations, which produce and sell both seamless and welded tubular products, are principally located in the United States and primarily serve customers in the oil, gas and petrochemical markets. Effective June 14, 2007, the Tubular segment includes the operating results of the facilities acquired from Lone Star, excluding the results of the Texas & Northern Railroad Company (the T&N Railroad). The acquisition increased Tubular’s annual production capability by 1.0 million tons to 2.8 million tons.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses include the production and sale of iron ore pellets, transportation services, the management and development of real estate, and engineering and consulting services. Effective June 14, 2007, Other Businesses includes the operating results of the T&N Railroad. Effective October 31, 2007, Other Businesses includes the operating results of USSC’s iron ore and real estate interests.

For further information, see Note 3 to the Financial Statements.

Net Sales

(a)	Includes National Steel facilities from the date of acquisition on May 20, 2003, USSS from the date of acquisition on September 12, 2003, Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

The following table sets forth the net sales of U. S. Steel by segment for each of the last three years:

(Dollars in millions, excluding intersegment sales)	2007	2006	2005
Flat-rolled	$9,884	$9,607	$8,813
USSE	4,667	3,968	3,336
Tubular	1,985	1,798	1,546

Total sales from reportable segments	16,536	15,373	13,695
Other Businesses	337	342	344

Net sales	$16,873	$15,715	$14,039

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following tables:

Year Ended December 31, 2007 versus Year Ended December 31, 2006

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	2%	3%	-2%	0%	0%	3%
USSE	-2%	8%	2%	8%	2%	18%
Tubular	16%	-2%	-4%	0%	0%	10%
(a)	Excludes intersegment sales
(b)	Foreign currency effects

Sales for the Flat-rolled segment were up mainly due to higher average realized prices (up $8 per ton) and higher shipments as a result of the addition of shipments from USSC. Sales for USSE increased mainly as a result of higher average realized prices and favorable currency effects. Including the currency effects, average realized prices increased $112 per ton from 2006. Tubular sales were up due primarily to increased shipments as a result of the Lone Star acquisition, partially offset by a less favorable product mix and lower average realized prices (down $164 per ton).

Year Ended December 31, 2006 versus Year Ended December 31, 2005

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	6%	3%	0%	0%	0%	9%
USSE	19%	2%	-3%	1%	0%	19%
Tubular	3%	12%	1%	0%	0%	16%
(a)	Excludes intersegment sales

(b)	Foreign currency effects

Sales for the Flat-rolled segment increased primarily on higher shipments of sheet products and higher average realized prices (up $17 per ton). Sales for USSE increased mainly as a result of higher shipments. Tubular sales were up due primarily to higher average realized prices (up $173 per ton), as well as increased shipments.

Operating Expenses

Profit-based union payments

Results for the years ended December 31, 2007, 2006 and 2005 included costs related to profit-based payments pursuant to the provisions of the 2003 Basic Labor Agreement negotiated with the USW, and to payments pursuant to agreements with other unions. All of these costs are included in cost of sales on the statement of operations.

	Year Ended December 31
(Dollars in millions)	2007	2006	2005
Allocated to segment results	$119	$167	$115
Retiree benefit expenses	99	131	100

Total	$218	$298	$215

Payment amounts per the agreement with the USW were calculated as a percentage of consolidated income from operations after special items (as defined in the agreement) and are: (1) to be used to assist certain former National Steel employees with health care costs, based on between 6 percent and 7.5 percent of profit; and (2) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton.

In December 2007, U. S. Steel and the USW agreed that U. S. Steel will provide health care and life insurance benefits to certain former National Steel employees and their eligible dependents under a U. S. Steel insurance plan, using funds that had been accrued based on item (1) above. Funds totaling $468 million were contributed to our trust for retiree health care and life insurance in December. As a result of this agreement, our other postretirement benefits (OPEB) obligation increased by $314 million. While the funding obligation continues through the August 31, 2008 expiration of the 2003 Basic Labor Agreement, the profit-based expense was eliminated beginning with the fourth quarter of 2007.

Pension and other benefits costs

Defined benefit pension and multiemployer pension plan benefit costs, which are included in income from operations, totaled $129 million in 2007, compared to $202 million in 2006 and $280 million in 2005. The costs in 2007, 2006 and 2005 included settlement, termination and curtailment losses of $20 million, $12 million and $23 million, respectively. Excluding these charges, the reduction in 2007 compared to 2006 was due to the completion of the amortization of prior service costs for a 1992 contract amendment, the transfer of certain surviving spouse liabilities to retired life (included in other benefits), and better than expected asset investment performance in 2006, which resulted in lower pension expense in 2007. The decrease in pension expense in 2006 compared to 2005 mainly reflected a reduced prior service cost amortization associated with 1991 pension improvements that are now fully amortized and a reduced interest component reflecting lower liabilities caused by normal maturation of the plan.

Other benefits costs, which are also included in income from operations, totaled $136 million in 2007, $110 million in 2006 and $109 million in 2005. The increase in 2007 primarily resulted from the transfer of certain surviving spouse liabilities from pension expense to retired life.

Costs related to defined contribution plans totaled $26 million in 2007, $22 million in 2006 and $19 million in 2005.

For additional information on pensions and other benefits, see Note 16 to the Financial Statements.

Selling, general and administrative expenses

Selling, general and administrative expenses were $589 million in 2007, $604 million in 2006 and $656 million in 2005. The decreases in both periods were primarily due to lower pension expense as discussed above.

Income from Operations(a)

	Year Ended December 31,
(Dollars in Millions)	2007	2006	2005
Flat-rolled	$390	$600	$602
USSE	687	714	502
Tubular	356	631	528

Total income from reportable segments	1,433	1,945	1,632
Other Businesses	76	129	43

Segment income from operations	1,509	2,074	1,675
Retiree benefit expenses	(143)	(243)	(267)
Other items not allocated to segments:
Flat-rolled inventory transition effects	(58)	–	–
Tubular inventory transition effects	(38)	–	–
Workforce reduction charges	(57)	(21)	(20)
Out of period adjustments	–	(15)	–
Asset impairment charge	–	(5)	–
Loss from sale of certain assets	–	(5)	–
Environmental remediation at previously sold facility	–	–	(20)
Stock appreciation rights	–	–	1
Property tax settlement gain	–	–	70

Total income from operations	$1,213	$1,785	$1,439
(a)	See Note 3 to the Financial Statements for reconciliations and other disclosures required by Statement of Financial Accounting Standards No. 131.

Segment results for Flat-rolled

The decrease in Flat-rolled’s segment income in 2007 compared to 2006 was mainly due to higher raw materials, repair and maintenance, outage and labor costs; lower shipments excluding USSC; and operating losses at USSC primarily due to curtailed iron and steelmaking operations as a result of unplanned blast furnace outages. These were partially offset by increased average realized prices and lower costs for profit-based payments.

Flat-rolled segment income in 2006 was about equal to 2005 as increased average realized prices, higher shipments and lower outage costs were offset by higher raw materials costs and higher costs for profit-based payments. Although higher than in 2005, capability utilization in 2006 was negatively affected, especially in the latter part of the year, as we reduced our operations to balance production with lower customer demand. Capability utilization in 2005 was adversely affected by the rebuild of U. S. Steel’s largest blast furnace, as well as lower demand levels early in the year as a result of high service center and end customer inventory levels.

Segment results for USSE

The decrease in USSE segment income in 2007 compared to 2006 mainly resulted from higher raw materials, outage and related, and energy costs; net unfavorable currency effects; lower shipments and increased depreciation expense primarily resulting from the new automotive-quality galvanizing line. These were partially offset by higher average realized prices.

USSE segment income in 2006 was significantly improved from 2005 primarily due to higher shipment volumes and lower raw materials costs. These were partially offset by higher energy costs and net unfavorable currency effects.

Capability utilization declined in 2004 primarily due to the inclusion of USSS as one of its two blast furnaces was not operational until the third quarter of 2005. Capability utilization was also adversely affected in 2005 by the rebuild of our largest European blast furnace in Slovakia and in 2004 by operational difficulties with a blast furnace early in the year. Capability utilization in 2007 was reduced by the reline of the No. 2 Blast Furnace in Serbia.

Segment results for Tubular

The decrease in Tubular results from 2006 to 2007 was primarily due to lower shipments of seamless products and lower average realized prices.

The increase in Tubular segment income in 2006 compared to 2005 resulted mainly from higher average realized prices, partially offset by higher costs for steel rounds.

Results for Other Businesses

The $53 million decrease in 2007 from 2006 was mainly due to lower results for iron ore operations, mainly as a result of repair outages and longer-term mine development expense. The $86 million increase from 2005 to 2006 was mainly due to improved results for iron ore pellet operations, primarily due to higher selling prices, as well as higher income for transportation services and real estate operations.

Items not allocated to segments:

Retiree benefit expenses decreased significantly from 2006 to 2007 mainly due to lower retiree pension expense (See “Operating Expenses – Pension and other benefits costs”) and lower profit-based expense related to certain former National Steel employees (See “Operating Expenses – Profit-based union payments”).

Inventory transition effects of $96 million in 2007 reflected the charges for conforming certain inventories acquired from Lone Star to our unified business model, and the impact of selling inventory acquired from Lone Star and Stelco, which had been recorded at fair value.

Workforce reduction charges of $57 million in 2007 reflected employee severance and net benefit charges related to a voluntary early retirement plan offered to certain employees at USSK. Workforce reduction charges of $21 million in 2006 reflected employee severance and net benefit charges related to a voluntary workforce reduction program at USSS. Workforce reduction charges of $20 million in 2005 reflected special termination benefits for a voluntary early retirement plan offered to certain employees at USSK.

In the process of evaluating the potential effects of adopting SEC Staff Accounting Bulletin No. 108, we identified items from prior years that required an adjustment. These were not material and we did not use the cumulative adjustment alternative. These out of period adjustments resulted in a net charge of $15 million in the fourth quarter of 2006.

An impairment review of a small wholly owned German subsidiary of USSK was completed in accordance with Statement of Financial Accounting Standards (FAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and, as a result, an asset impairment charge of $5 million was recorded in depreciation, depletion and amortization on the statement of operations during the first quarter of 2006.

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

Net Interest and Other Financial Costs

	Year Ended December 31,
(Dollars in millions)	2007	2006	2005
Interest and other financial costs	$135	$114	$107
Interest income	(52)	(57)	(35)
Foreign currency (gains)/losses	(4)	(27)	80
Charge from early extinguishment of debt	26	32	–
Adjustment from Gary property tax settlement	–	–	(25)

Net interest and other financial costs	$105	$62	$127

Net interest and other financial costs in 2007 included a $26 million charge related to the redemption in June 2007 of our outstanding 9 3/4% Senior Notes due 2010, and the early redemption of our 10% Senior Quarterly Income Debt Securities. Net interest and other financial costs in 2006 included a $32 million charge resulting from the early redemption of certain senior notes. Net interest and other financial costs in 2005 included a favorable adjustment of $25 million related to the Gary property tax settlement. Excluding the charges from early extinguishment of debt, the increase in net interest and other financial costs from 2006 to 2007 primarily reflected additional interest expense resulting from debt incurred to fund the Lone Star and Stelco acquisitions. For further information, see “Liquidity.” Interest related to this new debt was partially offset by lower interest expense related to our 10 3/4% Senior Notes, most of which we purchased in December 2006, our 9 3/4% Senior Notes that were redeemed in June 2007, and our 10% Senior Quarterly Income Debt Securities that were redeemed in January 2007. The change also reflected lower foreign currency gains. Excluding the one-time items, the $122 million decrease from 2005 to 2006 was mainly due to favorable changes in foreign currency effects and increased interest income.

Net interest and other financial costs includes foreign currency gains and losses which, through December 31, 2005, included amounts related to the remeasurement of USSK’s and USSS’s net monetary assets into the U.S. dollar, which was the functional currency for both until December 31, 2005. As of January 1, 2006, the functional currency for USSE was changed from the U.S. dollar to the euro primarily because of significant changes in economic facts and circumstances as a result of Slovakia’s entry into the European Union (EU) and the subsequent entry of the Slovak koruna into the Exchange Rate Mechanism II in preparation for Slovakia’s adoption of the euro. Other factors that contributed to this change are the evolution of USSE into an autonomous business segment, the settlement of USSK’s U.S. dollar denominated debt and the establishment of euro-based debt facilities. This change in functional currency has been applied on a prospective basis and resulted in a credit to the foreign currency translation adjustment in other comprehensive income of $108 million at the date of change. After January 1, 2006, assets and liabilities of these entities are translated from euros to U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are recorded in the accumulated other comprehensive loss component of stockholders’ equity.

Volatility in the foreign currency markets could have significant implications for U. S. Steel going forward as a result of foreign currency accounting remeasurement effects, primarily on a $1.2 billion U.S. dollar-denominated intercompany loan to a European affiliate, related to the acquisition of USSC. As this intercompany loan is repaid or the market volatility decreases, our exposure will decrease. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk. “See Note 6 to the Financial Statements for further information regarding net interest and other financial costs.

Income Taxes

The income tax provision in 2007 was $218 million, compared to $324 million in 2006 and $365 million in 2005. The provision in 2006 included a favorable adjustment of $15 million, recorded in the second quarter, primarily related to the refinement of assumptions used to determine the estimated 2005 tax accrual. The provision in 2005 included a charge of $37 million resulting from the $95 million pre-tax gain from the Gary property tax settlement and a $16 million charge resulting from the repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004.

The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009, compared to a 100 percent credit in previous years. As a result of conditions imposed when Slovakia joined the European Union (EU) that were amended by a 2004 settlement with the EU, the total tax credit granted to USSK for the period 2000 through 2009 is limited to $430 million, of which approximately $25 million remained at December 31, 2007. Management anticipates fully utilizing the remaining credits in 2008. It is expected that this will cause a higher effective tax rate in 2008 and subsequent years.

At December 31, 2007, the net domestic deferred tax liability was $21 million. At December 31, 2006, the net domestic deferred tax asset was $446 million. A substantial amount of U. S. Steel’s domestic deferred tax assets is related to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and payments are made for retirees.

At December 31, 2007 and 2006, the foreign deferred tax assets recorded were $26 million and $19 million, respectively, net of an established valuation allowance of $392 million and $90 million, respectively. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna, the Canadian dollar and the Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating loss and credit carryforwards, are more than sufficient to offset future tax liabilities. A full valuation allowance is recorded for Canadian deferred tax assets due to the absence of positive evidence at USSC to support the realizability of the assets. As USSC and USSS generate sufficient income, the valuation allowance of $254 million for Canadian and $130 million for Serbian deferred tax assets as of December 31, 2007, would be partially or fully reversed at such time that it is more likely than not that the deferred tax assets will be realized.

See Note 9 to the Financial Statements for further information regarding income taxes.

Net income

Net income in 2007 was $879 million, compared to $1,374 million in 2006 and $910 million in 2005. The changes primarily reflected the factors discussed above.

Financial Condition, Cash Flows and Liquidity

Financial Condition

Current assets at year-end 2007 decreased by $237 million from year-end 2006. Lower cash balances and a decrease in deferred income tax benefits as a result of an increase in offsetting current deferred tax liabilities, were partially offset by higher inventories and receivables. These changes were principally attributable to our acquisitions of Stelco and Lone Star in 2007 and a $468 million contribution to our trust for retiree health care and life insurance. See “Operating Expenses – Profit-based union payments.”

Investments and long-term receivables increased by $363 million mainly as a result of equity interests in mining operations acquired in the Stelco acquisition. See Note 10 to the Financial Statements.

Property, plant and equipment, net increased by $2,259 million mainly due to the Stelco and Lone Star acquisitions, and capital spending that exceeded depreciation by $186 million.

Intangible assets of $419 million primarily consist of customer relationships acquired with Stelco and Lone Star, and water rights acquired with Lone Star.

Goodwill of $1,712 million reflects the difference between the Lone Star and Stelco purchase prices of $1,993 million and $2,036 million, respectively, and the fair value of the net assets acquired in each transaction.

Assets held for sale consist primarily of railroad operating land, track and equipment related to the potential sale of the majority of the operating assets of Elgin, Joliet and Eastern Railway Company to Canadian National Railway Company, as well as USSC’s investment in Wabush Mines. See Note 5 to the Financial Statements.

Prepaid pensions increased by $404 million primarily as a result of the improved funded status of the main U. S. Steel pension plan, which benefited from lower liabilities due to normal maturation of the plan and $140 million in voluntary contributions during 2007.

Current liabilities at year-end 2007 increased $301 million from year-end 2006 due mainly to an increase in accounts payable, partially offset by lower accrued taxes and a decrease in payroll and benefits payable. The increase in accounts payable resulted primarily from the acquisitions of Lone Star and Stelco, as well as higher raw material costs. The decrease in payroll and benefits payable primarily resulted from a payment of $468 million to our trust for retiree health care and life insurance, partially offset by increased obligations resulting from the Stelco and Lone Star acquisitions. See “Operating Expenses – Profit-based union payments.”

Long-term debt at December 31, 2007 increased by $2,204 million from December 31, 2006 primarily because of the issuance of $300 million principal amount of 5.65% Senior Notes due 2013, $450 million principal amount of 6.05% Senior Notes due 2017, $350 million principal amount of 6.65% Senior Notes due 2037 and $500 million principal amount of 7.00% Senior Notes due 2018. Additionally, we entered into two $500 million term loans and assumed a C$150 million Province Note in the Stelco acquisition. These were partially offset by the early redemption of $378 million of 9 3/4% Senior Notes due 2010 and the early redemption of $49 million of 10% Senior Quarterly Income Debt Securities due 2031. See Note 14 to the Financial Statements. The new debt issued was used primarily to fund the Stelco and Lone Star acquisitions and to repay the 9 3/4% Senior Notes due 2010.

Employee benefits increased significantly primarily due to liabilities assumed with the Stelco and Lone Star acquisitions and a $314 million increase resulting from a settlement with the USW. See “Operating Expenses – Profit-based union payments.”

Deferred income tax liabilities in 2007 resulted from the acquisitions of Stelco and Lone Star.

Cash Flows

Net cash provided by operating activities was $1,745 million in 2007, compared to $1,681 million in 2006. Lower income after adjustments for noncash items was more than offset by favorable changes in foreign currency translation effects due mainly to the weakening of the U.S. dollar and more favorable working capital effects (excluding the acquisitions). The favorable working capital change mainly reflected reduced inventory levels and the sale of receivables, partially offset by an increase in accounts payable, resulting mainly from the payment of $468 million for a settlement with the USW. See “Operating Expenses – Profit-based union payments.” Net cash provided by operating activities increased by $463 million from 2005 to 2006 primarily as a result of higher income.

Employee Benefit Payments

	Year Ended December 31,
(Dollars in millions)	2007	2006	2005
Voluntary contributions to main defined benefit pension plan	$140	$140	$130
Required contributions to other defined benefit pension plans	23	–	–
Other employee benefits payments not funded by trusts	213	232	213
Contributions to trusts for retiree health care and life insurance(a)	498	80	82
Payments to multiemployer pension plans(b)	30	29	28
Payments to pension plans not funded by trusts	17	22	24

Reductions in cash flows from operating activities	$921	$503	$477
(a)	Includes voluntary contributions of $20 million in 2007, $64 million in 2006 and $62 million in 2005. Includes $468 million in 2007 for a company contribution to U. S. Steel’s trust for retiree health care and life insurance related to the Company’s agreement with the USW regarding benefits for certain former National Steel employees.
(b)	Primarily the Steelworkers Pension Trust.

U. S. Steel’s Board of Directors has authorized additional voluntary contributions of up to $300 million to U. S. Steel’s trusts for pensions and health care by the end of 2009.

Capital expenditures were $692 million in 2007, $612 million in 2006 and $741 million in 2005.

Flat-rolled capital expenditures of $336 million in 2007 included spending for development of an enterprise resource planning system, blast furnace stove replacements at Granite City Works and Great Lakes Works, and coke oven thru-wall repairs primarily at our Clairton Plant. USSE expenditures of $215 million included spending at USSK for an air emission reduction project and a new automotive-quality galvanizing line, spending at USSS for the reline of the No. 2 blast furnace, and spending at USSK and USSS for development of an enterprise resource planning system. Construction of the new galvanizing line was completed in February 2007 and we are in the process of ramping it up to full capacity. Expenditures of $118 million for Other Businesses included spending for open pit mining equipment and an environmental project at our iron ore operations.

Flat-rolled capital expenditures of $274 million in 2006 included improvements to cokemaking facilities at Granite City Works, the Clairton Plant and Gary Works; the buyout of a lease for a caster at Great Lakes Works; and the completion of the repair and rebuild of our largest blast furnace at Gary Works. The most significant project included in USSE’s 2006 capital expenditures of $211 million was a new automotive-quality galvanizing line at USSK. Other Businesses had capital spending of $123 million, which included replacement of open pit mining equipment at our iron ore operations.
Flat-rolled capital expenditures of $377 million in 2005 included spending for the major repair and rebuild of the largest U. S. Steel blast furnace at Gary Works and for coke oven thru-wall repairs. European capital expenditures of $249 million included spending at USSK for air emission reduction projects for cokemaking and steelmaking facilities, for a new automotive-quality galvanizing line, for construction of an air separation plant and for blast furnace upgrades; and spending at USSS for the rehabilitation of the second blast furnace. Capital expenditures for Other Businesses in 2005 totaled $110 million and included spending for environmental projects at our iron ore operations.

U. S. Steel’s contract commitments to acquire property, plant and equipment at December 31, 2007, totaled $434 million.

Capital expenditures for 2008 are expected to be approximately $940 million. Significant projects include modernization of our cokemaking facilities at Granite City Works and the Clairton Plant, development of an enterprise resource planning system, acquisition of mobile and mining equipment, and the reline of the No. 1 blast furnace in Slovakia. We have announced that we are considering investing $1 billion over a period of years for new coke oven batteries at our Clairton Plant, in part replacing existing batteries that are nearing the end of their useful lives and rehabilitating several other existing batteries. We also announced a capital investment program in excess of $300 million at our iron ore pellet operations in Keewatin, Minnesota to increase production by modernizing and improving a pellet indurating line that has been idle since 1980.

Furthermore, we are pursuing an opportunity with an affiliate of SunCoke Energy, Inc. (SunCoke) to construct a coke plant to supply Granite City Works that is contingent upon obtaining the necessary permits. If this project proceeds, the affiliate of SunCoke will be considered a variable interest entity and U. S. Steel will be considered the primary beneficiary. In accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, this entity’s results, including capital spending, will be consolidated with U. S. Steel. Our projected capital spending for 2008 presented above, however, does not include an estimate for this project.

The preceding statement concerning expected 2008 capital expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, general economic conditions, business conditions, availability of capital, whether or not assets are purchased or financed by operating leases, receipt of necessary permits and unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

Acquisition of Lone Star Technologies, Inc. reflected $2,050 million paid at closing, net of cash acquired of $71 million; plus $14 million of transaction costs.

Acquisition of Stelco Inc. reflected $1,237 million paid to acquire all of the outstanding stock and stock equivalents, $785 million paid to retire substantially all of the outstanding debt and $34 million paid to Stelco’s main pension plans, net of cash acquired of $32 million; plus $12 million of transaction costs.

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

Issuance of long-term debt in 2007 mainly reflected the issuance of $300 million principal amount of 5.65% Senior Notes due 2013, $450 million principal amount of 6.05% Senior Notes due 2017, $350 million principal amount of 6.65% Senior Notes due 2037 and $500 million principal amount of 7.00% Senior Notes due 2018; and our entrance into two $500 million term loans and a $400 million term loan.

Repayment of long-term debt in 2007 mainly reflected the early redemption of $378 million of 9 3/4% Senior Notes due 2010, the early redemption of $49 million of 10% Senior Quarterly Income Debt Securities due 2031 and the repayment of a $400 million term loan. Repayment of long-term debt in 2006 primarily reflected the repurchase of most of our 10 3/4% Senior Notes due August 1, 2008.

Common stock repurchased in 2007, 2006 and 2005 totaled 1.2 million shares, 7.3 million shares and 5.8 million shares, respectively. Our share repurchase program was originally authorized in July 2005. On January 31, 2006 and on October 31, 2006, our Board of Directors replenished the common stock repurchase program authorizing the repurchase of up to eight million shares of U. S. Steel common stock from time to time in the open market or privately negotiated transactions. As of December 31, 2007, 6.5 million shares remained authorized for repurchase.

Dividends paid

(In Dollars)	Dividends Paid per Share
	U. S. Steel Common Stock				Series B Preferred
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
2007	$0.20	$0.20	$0.20	$0.20	–	–	–	–
2006(a)	$0.20	$0.15	$0.15	$0.10	–	–	$0.875	$0.875
2005	$0.10	$0.10	$0.10	$0.08	$0.875	$0.875	$0.875	$0.875
(a)	The outstanding 7% Series B Mandatory Convertible Preferred Shares were mandatorily converted into U. S. Steel common stock on June 15, 2006.

On January 29, 2008, we announced that the Board of Directors increased the dividend on U. S. Steel Common Stock to $0.25 per share.

Liquidity

U. S. Steel has a receivables purchase program that initially provides up to $500 million of liquidity and letters of credit depending upon the number of eligible receivables generated by U. S. Steel. The commitments under the Receivables Purchase Agreement (RPA) expire in September 2010, but may be extended at the committed purchasers’ discretion. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables LLC (USSR), a consolidated wholly owned special purpose entity. USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

While the RPA expires in September 2010, the facility also may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payment under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. As of December 31, 2007, U. S. Steel had more than $500 million of eligible receivables, $150 million of which were sold.

U. S. Steel has a $750 million unsecured five-year revolving credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent (Credit Facility). The Credit Facility has an interest coverage ratio (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) covenant of 2:1 and a leverage ratio (consolidated debt to consolidated EBITDA) covenant of 3.25:1, and other customary terms and conditions, including limitations on liens and mergers. As of December 31, 2007, we had no borrowings against this facility.

At December 31, 2007, USSK had no borrowings against its €40 million and €20 million credit facilities (which approximated $88 million), but had $6 million of customs and other guarantees outstanding, reducing availability to $82 million. Both facilities expire in December 2009.

At December 31, 2007, USSS had no borrowings against its €25 million facility (which approximated $37 million), which is secured by its inventory of finished and semi-finished goods and expires September 28, 2008.

On January 2, 2007, we completed the redemption of all of our 10% Quarterly Income Debt Securities due 2031. The redemption in the aggregate principal amount of $49 million was funded with available cash. We incurred a $3 million pre-tax charge for the premium and unamortized issuance costs.

On May 21, 2007, we consummated the issuance of $300 million principal amount of 5.65% Senior Notes due 2013, $450 million principal amount of 6.05% Senior Notes due 2017 and $350 million principal amount of 6.65% Senior Notes due 2037 (collectively, the “Three Senior Notes”). The Three Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the Three Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. For further detail regarding the Three Senior Notes, see Note 14 to the Financial Statements and U. S. Steel’s Current Report on Form 8-K filed on May 22, 2007.

On June 11, 2007, U. S. Steel entered into an unsecured $500 million five-year term loan agreement (Five-Year Loan Agreement) with a group of lenders and JPMorgan Chase Bank, N.A. as Administrative Agent. The Five-Year Loan Agreement contains the same financial covenants and limitations as the Credit Facility, as well as mandatory principal repayments of $25 million per year. As of December 31, 2007, $500 million was outstanding under the five-year Loan Agreement. For further details regarding the Five-Year Loan Agreement, see Note 14 to the Financial Statements and U. S. Steel’s Current Report on Form 8-K filed on June 11, 2007.

On June 20, 2007, we redeemed all of our outstanding 9 3/4% Senior Notes due 2010 (9 3/4% Senior Notes). The aggregate principal amount of the 9 3/4% Senior Notes issued and outstanding was $378 million. The redemption price for each of the 9 3/4% Senior Notes was $1,048.75 plus accrued interest to, but excluding, June 20, 2007. We incurred a $23 million pre-tax charge for the premium and unamortized issuance costs.

We funded the acquisition of Lone Star and the redemption of the 9 3/4% Senior Notes with available cash, proceeds from the Three Senior Notes offering, the Five-Year Loan Agreement and receivables sold under the RPA.

On October 12, 2007, U. S. Steel entered into an unsecured $500 million Three-Year Term Loan Agreement and a $400 million One-Year Term Loan Agreement (together, the “Loan Agreements”) each with the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent. The Loan Agreements each contains the same financial covenants and limitations as the Credit Facility.

We funded the acquisition of Stelco Inc. (Stelco) with available cash, proceeds from the Loan Agreements and receivables sold under the RPA.

On December 10, 2007, U. S. Steel consummated the issuance and sale of $500 million principal amount of 7.00% Senior Notes due 2018 (2018 Senior Notes). The 2018 Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the 2018 Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. For further detail regarding the 2018 Senior Notes, see Note 14 to the Financial Statements and U. S. Steel’s Current Report on Form 8-K filed on December 10, 2007. The proceeds of the offering were used to repay the $400 million One-Year Loan Agreement incurred to finance a portion of the acquisition of Stelco and for general corporate purposes.

We were in compliance with all of our debt covenants at December 31, 2007.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $121 million of liquidity sources for financial assurance purposes as of December 31, 2007, and does not expect any material changes in 2008.

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $511 million relating to Environmental Revenue Bonds and two capital leases, as well as $32 million relating to an operating lease, may be declared immediately due and payable.

Passed into law in August 2006, the Pension Protection Act prescribes a new methodology for calculating the minimum amount companies must contribute to their defined benefit pension plans beginning in 2008. While U. S. Steel continues to study various aspects of the legislation, preliminary estimates are that we will not be required to make annual cash contributions for the first several years. U. S. Steel made a voluntary contribution of $140 million to the main domestic defined benefit pension plan in 2007. U. S. Steel may also make voluntary contributions of similar amounts in future periods, consistent with our long term funding goals, considered in light of the new minimum funding rules. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial market, the elective use or disavowal of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years.

In conjunction with the acquisition of Stelco, U. S. Steel assumed the Pension Plan Funding Agreement (the Pension Agreement) that Stelco had entered into with the Superintendent of Financial Services of Ontario on March 31, 2006 that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$65 million (approximately $65 million) per year (C$70 million (approximately $70 million) effective 2011 and later) and additional annual contributions for benefit improvements, which currently are limited to the union retiree indexing provisions. The defined annual contributions will be continued until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation.

The following table summarizes U. S. Steel’s liquidity as of December 31, 2007:

(Dollars in millions)
Cash and cash equivalents(a)	$381
Amount available under Receivables Purchase Agreement	350
Amount available under Credit Facility	750
Amounts available under USSK credit facilities	82
Amounts available under USSB credit facility	37

Total estimated liquidity	$1,600
(a)	Excludes $20 million of cash primarily related to the Clairton 1314B Partnership because it was not available for U. S. Steel’s use.

U. S. Steel’s liquidity decreased in 2007 as we used cash to partially fund the Stelco and Lone Star acquisitions and contributed $468 million to our trust for retiree health care and life insurance, pursuant to an agreement with the USW. See “Operating Expenses – Profit-based union payments.”

(a)	Excludes $20 million, $19 million and $27 million at December 31, 2007, 2006 and 2005, respectively, of cash primarily related to the Clairton 1314B Partnership because it was not available for U. S. Steel’s use.

The following table summarizes U. S. Steel’s contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
			Payments Due by Period
Contractual Obligations	Total		2008		2009 through 2010		2011 through 2012		Beyond 2012
Long-term debt (including interest) and capital leases(a)	$5,184		$327		$961		$1,227		$2,669
Operating leases(b)	251		70		72		43		66
Unconditional purchase obligations(c)	4,383		2,918		1,199		167		99
Capital commitments(d)	434		321		113		–		–
Environmental commitments(d)	142		20		–		–		122	(e)
Steelworkers Pension Trust		(f)	32			(f)		(f)		(f)
Pensions(g)	649		78		156		166		249
Other benefits		(h)	430	(j)	625		610			(h)
Unrecognized tax positions	68		11		–		–		57	(e)

Total contractual obligations		(i)	$4,207			(i)		(i)		(i)
(a)	See Note 14 to the Financial Statements.
(b)	See Note 24 to the Financial Statements.
(c)	Reflects contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of gases and certain energy and utility services.
(d)	See Note 25 to the Financial Statements.
(e)	Timing of potential cash flows is not reasonably determinable.
(f)	It is impossible to make a prediction of cash requirements beyond the term of the USW labor contract, which expires in 2008.
(g)	Upon the acquisition of Stelco, now USSC, U. S. Steel assumed Stelco’s obligations under the Pension Plan Funding Agreement (the Pension Agreement) with the Superintendent of Financial Services of Ontario that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$65 million (approximately $65 million) per year (C$70 million (approximately $70 million) effective 2011 and later) and additional annual contributions for benefit improvements estimated to be C$13 million (approximately $13 million) per year. The defined annual contributions will be continued until the earlier of full solvency funding for the four main plans or until December 31, 2015. These estimated contributions are subject to cost of living increases. U.S. dollar equivalents of contributions are based on foreign exchange rates as of December 31, 2007.
(h)	U. S. Steel accrues an annual cost for retiree medical and retiree life benefit obligations under plans covering our active and retiree populations in accordance with generally accepted accounting principles. These obligations will require corporate cash in future years to the extent that trust assets are restricted or insufficient and to the extent that company contributions are required by law or union labor agreements. Amounts in the years 2008 through 2012 reflect our current estimate of corporate cash outflows and are net of the projected use of funds available from asset trusts. The accuracy of this forecast of future cash flows depends on various factors such as actual asset returns, the mix of assets within the asset trusts, medical escalation and discount rates used to calculate obligations, the availability of surplus pension assets allowable for transfer to pay retiree medical claims and company decisions or restrictions related to our trusts for retiree healthcare and life insurance that impact the timing of the use of trust assets. As such, the amounts shown could differ significantly from what is actually expended and, at this time, it is impossible to make a reliable prediction of cash requirements beyond five years.
(i)	Amount of contractual cash obligations is not determinable, as discussed in (f) and (h) above.
(j)	Excludes profit-based payments required through August 31, 2008, pursuant to the provisions of the labor agreement with the USW, to assist certain former employees of National Steel with health care costs, as it is not possible to make an accurate prediction of payments required under this provision of the labor agreement.

Contingent lease payments have been excluded from the above table. Contingent lease payments relate to operating lease agreements that include a floating rental charge, which is associated to a variable component. Future contingent lease payments are not determinable to any degree of certainty. U. S. Steel’s annual incurred contingent lease expense is disclosed in Note 24 to the Financial Statements. Additionally, recorded liabilities related to deferred income taxes and other liabilities that may have an impact on liquidity and cash flow in future periods are excluded from the above table.

Pension obligations have been excluded from the above table except for the contributions required by the Pension Agreement that covers USSC’s four main pension plans. (See footnote (g) of the above table). U. S. Steel’s Board of Directors has authorized additional contributions of up to $300 million to U. S. Steel’s trusts for pensions and other benefits by the end of 2009. Voluntary funding of approximately $140 million is currently anticipated in 2008 for the main defined benefit pension plan in the United States. U. S. Steel also expects to make cash payments of $4 million to former Lone Star pension plans and $22 million to other pension plans not funded by trusts in 2008. U. S. Steel may also make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years. The funded status of U. S. Steel’s pension plans is disclosed in Note 16 to the Financial Statements.

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2007, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2008	2009 through 2010	2011 through 2012	Beyond 2012
Standby letters of credit(a)	$95	$85	$–	$–	$10	(c)
Surety bonds(a)	19	–	–	–	19	(c)
Funded Trusts(a)	29	–	–	–	29
Clairton 1314B Partnership(a)(b)(d)	150	–	–	–	150	(c)
Guarantees of indebtedness of unconsolidated entities(a)(d)	15	3	8	3	1

Total commercial commitments	$308	$88	$8	$3	$209
(a)	Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b)	See Note 15 to the Financial Statements.
(c)	Timing of potential cash outflows is not determinable.
(d)	See Note 25 to the Financial Statements.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources. Increases in interest rates can increase the cost of future borrowings and make it more difficult to raise capital. Our opinion regarding liquidity is a forward-looking statement based upon currently available information. To the extent that operating cash flow is materially lower than current levels or external financing sources are not available on terms competitive with those currently available, future liquidity may be adversely affected.

Debt Ratings

In January 2007, Standard & Poor’s Ratings Services (S&P) upgraded its ratings assigned to our senior unsecured debt from BB to BB+.

In February 2007, Moody’s Investors Service upgraded its ratings assigned to our senior unsecured debt from Ba1 to Baa3.

In August 2007, S&P placed us on negative credit watch.

Off-Balance Sheet Arrangements

U. S. Steel has invested in several joint ventures that are reported as equity investments. Several of these investments involved a transfer of assets in exchange for an equity interest. In some cases, U. S. Steel has agreed to guarantee a portion of the debt of the entity and, in others, U. S. Steel has supply arrangements. In some cases, a portion of the labor force used by the investees is provided by U. S. Steel, the cost of which is reimbursed; however, failing reimbursement, U. S. Steel is ultimately responsible for the cost of these employees. The terms of U. S. Steel’s purchase and supply arrangements were a result of negotiations in arms-length transactions with the other joint venture participants, who are not affiliates of U. S. Steel. For further information on the impact of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, see Note 15 to the Financial Statements.

Other guarantees and indemnifications are discussed in detail in Note 25 to the Financial Statements.

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

In April 2004, U. S. Steel entered into a 10-year agreement for coal pulverization services at the Great Lakes facility, replacing a similar agreement that was entered into by National Steel Corporation, which was not assumed as part of the acquisition. During the initial 5-year period, U. S. Steel is obligated to purchase minimum monthly pulverization services at fixed prices that are annually adjusted for inflation. During the second 5-year period, U. S. Steel has the right to purchase pulverization services on a requirements basis, subject to the capacity of the pulverized coal operations, at fixed prices that are annually adjusted for inflation. U. S. Steel has no ownership interest in this facility.

In October 2007, U. S. Steel entered into a 10-year agreement for the supply of industrial gases to Fairfield Works, which became effective January 1, 2008. The supplier owns and operates an air separation plant on land leased from U. S. Steel. Under this agreement, U. S. Steel is required to pay a minimum monthly fee regardless of whether or not U. S. Steel has any requirements for product during the month. The fee may be adjusted semi-annually based on changes in an index specified in the agreement. U. S. Steel has no ownership interest in this facility.

Derivative Instruments

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of derivative instruments and associated market risk for U. S. Steel.

Environmental Matters, Litigation and Contingencies

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations and similar obligations in Europe, although ongoing compliance costs have also been significant. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. U. S. Steel believes that our major North America and many European integrated steel competitors are confronted by substantially similar conditions and thus does not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to domestic mini-mills, some foreign steel producers (particularly in developing economies such as China) and producers of materials which compete with steel, all of which may not be required to incur equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to our prior disposal of environmentally sensitive materials. Most of our competitors do not have similar historic liabilities.

Our U.S. facilities are subject to the U.S. environmental standards, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, as well as state and local laws and regulations.

At USS-POSCO Industries, located in Pittsburg, CA, U. S. Steel is in discussions with the California Department of Toxic Substances Control (DTSC) about whether or not additional corrective measures may be required at three remaining solid waste management areas (SWMAs) within the facility. Arsenic impacted soils have been delineated at two of the SWMAs and an impacted groundwater plume has been delineated at the other. While it is likely that corrective measures will be required at one or more of these SWMAs, it is not possible at this time to define a scope or estimate costs for what may be required by DTSC.

USSC is subject to the environmental laws of Canada, which are comparable to environmental standards in the United States. Environmental regulation in Canada is an area of shared responsibility between the federal government and the provincial governments, which in turn delegate certain matters to municipal governments. Federal environmental statutes include the federal Canadian Environmental Protection Act, 1999 and the Fisheries Act. Various provincial statutes regulate environmental matters such as the release and remediation of hazardous substances; waste storage, treatment and disposal; and air emissions. As in the United States, Canadian environmental laws (federal, provincial and local) are undergoing revision and becoming more stringent.

An opening balance sheet adjustment in an estimated amount of $7 million has been established to cover USSC’s share of a sediment remediation project in Hamilton Harbor known as Randall Reef. The total cost for the remediation project is estimated to be $90 million. The federal government has committed $30 million and the provincial government has committed another $30 million.

USSK is subject to the environmental laws of Slovakia and the European Union (EU). There are no legal proceedings pending against USSK involving environmental matters. USSK had a compliance project for a primary dedusting system at Steel Shop No. 2 to meet air emission standards for particulates, and met the standards prior to the deadline that was established by the Slovak government.

USSS is subject to the environmental laws of Serbia. Under the terms of the acquisition, USSS will be responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study. The study was completed in June 2004 and submitted to the Government of Serbia.

While the United States has not ratified the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission has established carbon dioxide (CO2) limits for every EU member state (see “Item 1. Business – Environmental Matters” for a discussion regarding CO2 emissions limits which are applicable to EU member countries). On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution (see “Item 1. Business – Environmental Matters” for a discussion regarding carbon dioxide emissions limitations which are expected to come into effect in Canada). While ratification of the Kyoto Protocol in the United States has not occurred, limitations on greenhouse gases may be imposed in the future.

U. S. Steel’s environmental expenditures:

(Dollars in millions)
	2007	2006	2005
Domestic:
Capital	$21	$45	$66
Compliance
Operating & maintenance	278	285	259
Remediation(a)	28	24	23

Total Domestic	$327	$354	$348

USSE:
Capital	$51	$30	$67
Compliance
Operating & maintenance	18	11	12
Remediation(a)	7	2	3

Total USSE	$76	$43	$82

Total U. S. Steel	$403	$397	$430

(a)	These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 10 percent of total capital expenditures in 2007, 12 percent in 2006 and 18 percent in 2005.

Compliance expenditures represented two percent of U. S. Steel’s total costs and expenses in 2007, 2006 and 2005. Remediation spending during 2005 through 2007 was mainly related to remediation activities at former and present operating locations. These projects include remediation of contaminated sediments in the Grand Calumet River that receives discharges from Gary Works and the closure of permitted hazardous and non-hazardous waste landfills.

The Resource Conservation and Recovery Act (RCRA) establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks.

U. S. Steel is in the study phase of RCRA corrective action programs at our Fairless Plant and Lorain Tubular Operations. RCRA corrective action programs have been initiated at Gary Works, Fairfield Works, USS-POSCO Industries and our former Geneva Works. Until the studies are completed at these facilities, U. S. Steel is unable to estimate the total cost of remediation activities that will be required.

For discussion of other relevant environmental items, see “Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2007 and December 31, 2006. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards No. 143.

Environmental Remediation Liabilities

(Dollars in millions)	2007	2006
Beginning Balance	$140	$137
Plus: Additions	25	20
Less: Payments	(23)	(17)

Ending Balance	$142	$140

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, U. S. Steel does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2008. U. S. Steel’s environmental capital expenditures are expected to be approximately $139 million in 2008, $78 million of which is related to projects at USSE. Predictions beyond 2008 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, U. S. Steel anticipates that environmental capital expenditures will be approximately $148 million in 2009, including $86 million for USSE; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

At December 31, 2007, U. S. Steel was a defendant in approximately 325 active asbestos cases, involving approximately 3,000 plaintiffs. Almost 2,650, or approximately 88 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

Outlook for First Quarter 2008

We expect first quarter results to continue to reflect the volatile cost and pricing dynamics in our three major segments. Overall, we should be in a good position as 2008 progresses to take advantage of favorable supply side conditions, our expanded product and geographic positions in North America, and our new galvanizing line at USSK.

For Flat-rolled, we expect improvement from fourth quarter results as shipments and operating rates are expected to increase compared to the fourth quarter, with the inclusion of USSC for the full quarter and the completion of the blast furnace projects. Our facilities in Canada have been operating much more reliably. Prices are also expected to be higher as increasing spot market prices will be realized throughout the quarter. In addition, customer commitments in place at USSC at the time of the acquisition are being completed and new commitments consistent with U. S. Steel’s commercial policies are being made. We also expect significant cost increases for raw materials, particularly for purchased scrap, coke and alloys.

For USSE, we expect higher euro-based prices, and shipments should increase as a result of higher facility availability in the quarter. These are expected to be partially offset by escalating raw material costs.

Shipments and prices for the Tubular segment are expected to remain in line with the fourth quarter, and materials costs will increase.

Other Businesses will reflect the normal unfavorable seasonal effects of the closing of the Great Lakes for taconite pellet shipments.

Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 141(R), “Business Combinations” (FAS 141(R)), which replaces FAS No. 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. FAS 141(R) also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. FAS 141(R) is effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. Depending on the terms, conditions and details of the business combination, if any, that take place subsequent to January 1, 2009, FAS 141(R) may have a material impact on our financial statements. FAS 141(R) also amends FAS 109, “Accounting for Income Taxes,” such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. This provision of FAS 141(R) may have a material impact on our financial statements (see Note 9 and the discussion of U. S. Steel Canada Inc.).

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (FAS 160). FAS 160 requires all entities to report noncontrolling interests in subsidiaries (also known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners. FAS 160 also establishes accounting and reporting standards for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 is effective as of January 1, 2009. U. S. Steel does not expect any material financial statement implications relating to the adoption of this Statement.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) issue number 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified, share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. U. S. Steel expects the effect of adopting EITF 06-11 to be immaterial to our financial statements.

In March 2007, the FASB ratified EITF issue number 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires an employer to recognize a liability for the postretirement benefit provided by a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967”, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF 06-10 also stipulates that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective as of January 1, 2008. U. S. Steel has collateral assignment split-dollar life insurance arrangements within the scope of EITF 06-10 for a small number of employees, however, we do not expect the adoption of EITF 06-10 to have a material impact on our financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS 159 is effective as of January 1, 2008. U. S. Steel does not expect to adopt the fair value option.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. This Statement was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. The effectiveness date of January 1, 2008 applies to all other assets and liabilities within the scope of this standard. U. S. Steel does not expect any material financial statement implications relating to the adoption of this Statement.

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

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 2007 and 2006 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)
	2007		2006
Non-Derivative Financial Instruments(a)	Fair Value(b)	Increase in Fair Value(c)	Fair Value(b)	Increase in Fair Value(c)
Financial assets:
Investments and long-term receivables(d)	$20	$–	$28	$–
Financial liabilities:
Debt(e)(f)	$3,110	$126	$949	$23
(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)	See Note 20 to the Financial Statements for carrying value of instruments.
(c)	Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent decrease in interest rates at December 31, 2007 and 2006, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2007, and December 31, 2006.
(d)	For additional information, see Note 10 to the Financial Statements.
(e)	Excludes capital lease obligations.
(f)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities. For additional information, see Note 14 to the Financial Statements.

U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only to the extent that we elected to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value. At December 31, 2007, U. S. Steel’s portfolio of debt included $1 billion of floating rate term loans, the fair value of which are not affected by interest rate declines.

Foreign Currency Exchange Rate Risk

U. S. Steel, through USSE and USSC, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro, the Slovak koruna, the Serbian dinar and the Canadian dollar. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 2007, U. S. Steel had open euro forward sales contracts for both U.S. dollars (total notional value of approximately $29 million) and Slovak koruna (total notional value of approximately $76 million). A 10 percent increase in the December 31, 2007 euro forward rates would result in a $10 million charge to income.

Subsequent to December 31, 2007, we increased our use of euro forward sales contracts for U.S. dollars, which mitigates our currency exposure resulting from the $1.2 billion intercompany loan discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest and Other Financial Costs.”

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

February 27, 2008

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

The Board of Directors pursues its oversight role in the area of financial reporting and internal control over financial reporting through its Audit Committee. This Committee, composed solely of independent directors, regularly meets (jointly and separately) with the independent registered public accounting firm, management, internal audit and members of the disclosure committee to monitor the proper discharge by each of their responsibilities relative to internal control over financial reporting and United States Steel Corporation’s financial statements.

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

Management has excluded U. S. Steel Canada Inc. (formerly Stelco Inc.) from its assessment of internal control over financial reporting because it was acquired by United States Steel Corporation in a purchase business combination during 2007. U. S. Steel Canada Inc. is a wholly owned subsidiary whose total assets and total revenues represent approximately twenty-one percent and two percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Surma John P. Surma	/s/ John H. Goodish John H. Goodish
Chairman of the Board of Directors,	Executive Vice President and
Chief Executive Officer and President	Chief Operating Officer

/s/ Gretchen R. Haggerty Gretchen R. Haggerty	/s/ Larry G. Schultz Larry G. Schultz
Executive Vice President and Chief Financial Officer	Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Stockholders of United States Steel Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries (the Company) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report to Stockholders—Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 16 to the consolidated financial statements, the Company adopted Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, as of December 31, 2006 and accordingly changed the manner in which it accounts for defined benefit pension and other postretirement plans.

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

As described in Management’s Report to Stockholders—Internal Control Over Financial Reporting, management has excluded U. S. Steel Canada Inc. (formerly Stelco Inc.) from its assessment of internal control over financial reporting because it was acquired by United States Steel Corporation in a purchase business combination during 2007. We have also excluded U. S. Steel Canada Inc. from our audit of internal control over financial reporting. U. S. Steel Canada Inc. is a wholly-owned subsidiary of the Company whose total assets and total revenues represent approximately twenty-one percent and two percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 27, 2008

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(Dollars in millions)	2007	2006	2005
Net sales:
Net sales	$15,701	$14,752	$13,097
Net sales to related parties (Note 23)	1,172	963	942

Total	16,873	15,715	14,039

Operating expenses (income):
Cost of sales (excludes items shown below)	14,633	12,968	11,643
Selling, general and administrative expenses	589	604	656
Depreciation, depletion and amortization (Note 1)	506	441	366
Income from investees	(26)	(57)	(30)
Net gains on disposal of assets	(23)	(13)	(21)
Other income, net	(19)	(13)	(14)

Total	15,660	13,930	12,600

Income from operations	1,213	1,785	1,439
Interest expense (Note 6)	152	116	79
Interest (income) (Note 6)	(79)	(67)	(40)
Other financial costs (Note 6)	32	13	88

Net interest and other financial costs	105	62	127

Income before income taxes and minority interests	1,108	1,723	1,312
Income tax provision (Note 9)	218	324	365
Minority interests (Note 15)	11	25	37

Net income	879	1,374	910
Dividends on preferred stock	-	(8)	(18)

Net income applicable to common stock	$879	$1,366	$892

Income Per Common Share (Note 7):

Net income:
- Basic	$7.44	$11.88	$7.87
- Diluted	$7.40	$11.18	$7.00

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
(Dollars in millions)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$401	$1,422
Receivables, less allowance of $42 and $58 (Note 15)	1,924	1,671
Receivables from related parties (Note 23)	153	128
Inventories (Note 8)	2,279	1,604
Deferred income tax benefits (Note 9)	151	362
Other current assets	51	9

Total current assets	4,959	5,196
Investments and long-term receivables, less allowance of $6 and $6 (Note 10)	694	331
Property, plant and equipment, net (Note 11)	6,688	4,429
Intangibles-net (Note 12)	419	-
Goodwill (Note 12)	1,712	-
Assets held for sale (Note 5)	233	-
Prepaid pensions (Note 16)	734	330
Deferred income tax benefits (Note 9)	16	103
Other noncurrent assets	177	197

Total assets	$15,632	$10,586
Liabilities
Current liabilities:
Accounts payable	$1,668	$1,254
Accounts payable to related parties (Note 23)	62	59
Bank checks outstanding	53	66
Payroll and benefits payable	995	1,028
Accrued taxes (Note 9)	95	182
Accrued interest	20	31
Short-term debt and current maturities of long-term debt (Note 14)	110	82

Total current liabilities	3,003	2,702
Long-term debt, less unamortized discount (Note 14)	3,147	943
Employee benefits (Note 16)	3,187	2,174
Deferred income tax liabilities (Note 9)	162	-
Deferred credits and other liabilities	514	364

Total liabilities	10,013	6,183

Contingencies and commitments (Note 25)
Minority interests (Note 15)	88	38
Stockholders’ Equity
Common stock issued-123,785,911 shares and 123,785,911 shares (par value $1 per share, authorized 400,000,000 shares) (Note 18)	124	124
Treasury stock, at cost (5,790,827 shares and 5,240,810 shares)	(395)	(317)
Additional paid-in capital	2,955	2,942
Retained earnings	3,683	2,902
Accumulated other comprehensive loss	(836)	(1,286)

Total stockholders’ equity	5,531	4,365

Total liabilities and stockholders’ equity	$15,632	$10,586

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2007	2006	2005
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$879	$1,374	$910
Adjustments to reconcile net cash provided by operating activities:
Depreciation, depletion and amortization	506	441	366
Provision for doubtful accounts	(14)	3	10
Pensions and other postretirement benefits	(157)	(209)	(86)
Minority interests	11	25	37
Deferred income taxes	182	57	43
Net gains on disposal of assets	(23)	(13)	(21)
Property tax settlement gain	-	-	(95)
Distributions received, net of equity investees income	24	(9)	10
Changes in:
Current receivables -sold	440	-	-
-repurchased	(290)	-	-
-operating turnover	72	(93)	165
Inventories	305	(109)	(161)
Current accounts payable and accrued expenses	(440)	232	50
Foreign currency translation	259	(14)	5
All other, net	(9)	(4)	(15)

Net cash provided by operating activities	1,745	1,681	1,218

Investing activities:
Capital expenditures	(692)	(612)	(741)
Acquisition of Lone Star Technologies, Inc.	(1,993)	-	-
Acquisition of Stelco Inc.	(2,036)
Disposal of assets	42	26	31
Restricted cash, net	13	-	(2)
Investments, net	(9)	(4)	4

Net cash used in investing activities	(4,675)	(590)	(708)

Financing activities:
Revolving credit facilities -borrowings	-	-	231
-repayments	-	(248)	-
Issuance of long-term debt, net of refinancing costs	2,976	-	42
Repayment of long-term debt	(873)	(359)	(52)
Common stock issued	18	33	28
Common stock repurchased	(117)	(442)	(254)
Distributions to minority interest owners	(14)	(18)	(33)
Dividends paid	(95)	(77)	(60)
Change in bank checks outstanding	(13)	(49)	37
Excess tax benefits from stock-based compensation	9	5	-

Net cash provided by (used in) financing activities	1,891	(1,155)	(61)

Effect of exchange rate changes on cash	18	7	(7)

Net (decrease) increase in cash and cash equivalents	(1,021)	(57)	442
Cash and cash equivalents at beginning of year	1,422	1,479	1,037

Cash and cash equivalents at end of year	$401	$1,422	$1,479

  See Note 21 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
	2007	2006	2005	2007	2006	2005
Preferred shares (Note 18):
Balance at beginning of year	$-	$216	$216	-	5,000	5,000
Converted to common stock	-	(216)	-	-	(5,000)	-

Balance at end of year	$-	$-	$216	-	-	5,000
Common stock:
Balance at beginning of year	$124	$115	$114	123,786	114,586	114,003
Converted from preferred stock	-	9	-	-	9,199	-
Common stock issued:
Employee/Non-employee director stock plans	-	-	1	-	1	583

Balance at end of year	$124	$124	$115	123,786	123,786	114,586
Treasury stock:
Balance at beginning of year	$(317)	$(253)	$-	(5,241)	(5,800)	-
Common stock repurchased	(117)	(442)	(254)	(1,190)	(7,248)	(5,820)
Common stock reissued for preferred stock conversion	-	319	-	-	6,765	-
Common stock reissued for employee/non-employee director stock plans	39	59	1	640	1,042	20

Balance at end of year	$(395)	$(317)	$(253)	(5,791)	(5,241)	(5,800)
Additional paid-in capital:
Balance at beginning of year	$2,942	$3,061	$3,041
Employee stock plans	13	(7)	20
Preferred stock conversion to common stock (Note 18)	-	(112)	-

Balance at end of year	$2,955	$2,942	$3,061

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Continued)

				Comprehensive Income (Loss)
(Dollars in millions)	2007	2006	2005	2007	2006	2005
Retained earnings:
Balance at beginning of year	$2,902	$1,605	$755
Net income	879	1,374	910	$879	$1,374	$910
Dividends on common stock	(95)	(69)	(42)
Cumulative effect of FASB Interpretation No. 48 Adoption	(3)	-	-
Dividends on preferred stock	-	(8)	(18)

Balance at end of year	$3,683	$2,902	$1,605
Accumulated other comprehensive income (loss):
Pension and Other benefit adjustments (Note 16):
Balance at beginning of year	$(1,555)	$-	$-
Changes during year, net of taxes(a)	233	(1,545)	-	233
Changes during year, equity investee net of taxes	(10)	(10)	-	(10)

Balance at end of year	$(1,332)	$(1,555)	$-

Minimum pension liability adjustments (Note 16):
Balance at beginning of year	$-	$(1,395)	$(28)
Changes during year, net of taxes(a)	-	1,384	(1,367)		1,384	(1,367)
Changes during year, equity investee, net of taxes	-	11	-		11

Balance at end of year(b)	$-	$-	$(1,395)

Foreign currency translation adjustments:
Balance at beginning of year	$269	$(23)	$(21)
Functional currency change	-	108	-		108
Other changes during year	227	184	(2)	227	184	(2)

Balance at end of year	496	269	(23)

Total balances at end of year	$(836)	$(1,286)	$(1,418)
Deferred compensation:
Balance at beginning of year	$-	$(2)	$(3)
Changes during year, net of taxes	-	2	1

Balance at end of year	$-	$-	$(2)
Total comprehensive income (loss)				$1,329	$3,061	$(459)
Total stockholders’ equity	$5,531	$4,365	$3,324
(a) Related income tax (provision) benefit:
Minimum pension liability adjustments	$-	$(875)	$874
FAS 158 pension and other benefits adjustments	(166)	949	-
(b)	Includes $17 million at December 31, 2005 for U. S. Steel’s portion of the minimum pension liability of an equity investee.

The accompanying notes are an integral part of these consolidated financial statements.

1.	Nature of Business and Significant Accounting Policies

Nature of Business

United States Steel Corporation (U. S. Steel or the Company) produces and sells steel mill products, including flat-rolled and tubular products, in North America and Central Europe. Operations in North America also include iron ore mining and processing to supply steel producing units, real estate management and development, transportation services, and engineering and consulting services.

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

Income from investees includes U. S. Steel’s proportionate share of income from equity method investments, which is generally recorded on a one month lag except for significant and unusual items which are recorded in the period of occurrence. Gains or losses from changes in ownership of unconsolidated investees are recognized in the period of change. Unrealized profits and losses on transactions with equity investees have been eliminated in consolidation.

Use of estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; goodwill and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets and liabilities; environmental liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; and assets and obligations related to employee benefits. Actual results could differ materially from the estimates and assumptions used.

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

Inventories

Inventories are carried at the lower of cost or market on a worldwide basis.

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used on 45 percent and 67 percent of consolidated inventories at December 31, 2007 and 2006, respectively.

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

Property, plant and equipment

Property, plant and equipment is carried at cost. U. S. Steel records depreciation on a modified straight-line or straight-line method utilizing a composite or group asset approach based upon estimated lives of assets. The modified straight-line method is utilized for steel-producing assets in the United States, that are not associated with the operations acquired from Lone Star Technologies, Inc. (Lone Star), and is based on raw steel production levels. The modification factors applied to straight-line calculations range from a minimum of 85 percent at a production level below 81 percent of capability, to a maximum of 105 percent for a 100 percent production level. No modification is made at the 95 percent production level. Applying modification factors decreased depreciation expense, when compared to a straight-line calculation, by $40 million, $40 million and $49 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Goodwill and identifiable intangible assets

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired.

Goodwill is tested for impairment annually and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the fair value of the associated reporting unit to its carrying value, including goodwill. Fair value is estimated using discounted future cash flows and, if available, comparable market values.

U. S. Steel has determined that certain acquired intangible assets have indefinite useful lives. These assets are reviewed for impairment annually and whenever events or circumstances indicate that the carrying value may not be recoverable.

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.

Environmental remediation

Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve existing assets’ environmental safety or efficiency. U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable. The timing of remediation accruals typically coincides with completion of studies defining the scope of work to be undertaken or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted if the amount and timing of the cash disbursements are readily determinable.

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

Pensions, other postretirement and postemployment benefits

U. S. Steel has non-contributory defined benefit pension plans that cover more than half of its employees in North America and defined benefit retiree health care and life insurance plans (Other Benefits) that cover the majority of its employees in North America upon their retirement. Non-union salaried employees in the United States hired on or after July 1, 2003 participate in a defined contribution plan whereby U. S. Steel contributes a certain percentage of salary based upon attained age each year. In addition, most domestic salaried employees participate in defined contribution plans whereby the Company matches a certain percentage of salary based on years of service with the Company. The Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked, currently covers approximately 41 percent of its Union employees in the United States. Government-sponsored programs into which U. S. Steel makes required contributions cover the majority of U. S. Steel’s European employees. In December 2007, U. S. Steel and the United Steelworkers (USW) agreed to a plan whereby the Company will provide health care and life insurance benefits to certain former employees, and their eligible dependents, of National Steel Corporation (National), using funds that had been accrued in accordance with the 2003 Basic Labor Agreement with the USW.

The net pension and Other Benefits obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets, salary increases, the mortality of participants and the current level and future escalation of health care costs.

Additionally, U. S. Steel recognizes an obligation to provide postemployment benefits for disability-related claims covering indemnity and medical payments for certain employees in North America. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses are deferred and amortized over future periods.

Concentration of credit and business risks

U. S. Steel is exposed to credit risk in the event of nonpayment by customers principally within the automotive, container, construction, steel service center, appliance, conversion, and oil and gas industries. Changes in these industries may significantly affect management’s estimates and U. S. Steel’s financial performance. U. S. Steel mitigates its exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, credit insurance, prepayments, guarantees or other collateral.

The majority of U. S. Steel’s customers are located in North America and central, western and southern Europe. No single customer accounted for more than 10 percent of gross annual revenues.

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

As of January 1, 2006, the functional currency for U. S. Steel Europe (USSE) was changed from the U.S. dollar to the euro primarily because of significant changes in economic facts and circumstances as a result of Slovakia’s entry into the European Union (EU) and the subsequent entry of the Slovak koruna into the Exchange Rate Mechanism II in preparation for Slovakia’s adoption of the euro in 2009. Other factors that contributed to this change are the evolution of USSE into an autonomous business segment, the settlement of its U.S. dollar denominated debt and the establishment of euro-based debt facilities. This change in functional currency was applied on a prospective basis. Since January 1, 2006, assets and liabilities of these entities are translated from euros to U.S. dollars at period-end exchange rates; revenue and expenses are translated using the average exchange rate for the reporting period. Resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity.

U. S. Steel Canada Inc.’s (USSC) functional currency is the Canadian dollar (C$) and results are translated as described above.

Stock-based compensation

U. S. Steel has various stock-based employee compensation plans, which are described more fully in Note 13. Through December 31, 2005, U. S. Steel accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. No stock-based employee compensation cost was reflected in net income for stock options or stock appreciation rights (SARs) at the date of grant, as all options and SARs granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. When the stock price exceeded the grant price, SARs were adjusted for changes in the market value and compensation expense was recorded.

Deferred compensation for restricted stock was charged to equity when the restricted stock was granted and subsequently adjusted for changes in the market value of the underlying stock. The deferred compensation was then expensed over the vesting period and adjusted if conditions of the restricted stock grant were not met. Deferred compensation for the restricted stock plan for certain salaried employees who were not officers of U. S. Steel was charged to equity when the restricted stock was granted and subsequently expensed over the vesting period.

On January 1, 2006, U. S. Steel began to apply the provisions of FAS No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R) which is an amendment of FAS No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) and supersedes APB 25 and its related Interpretations. See further discussion in Note 13.

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

Sales taxes

Sales are recorded net of sales taxes that are charged to buyers. Sales taxes primarily relate to value-added tax on sales.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

2.	New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 141(R), “Business Combinations” (FAS 141(R)), which replaces FAS No. 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. FAS 141(R) also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. FAS 141(R) is effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. Depending on the terms, conditions and details of the business combination, if any, that take place subsequent to January 1, 2009, FAS 141(R) may have a material impact on our financial statements. FAS 141 (R) also amends FAS 109, “Accounting for Income Taxes,” such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. This provision of FAS 141 (R) may have a material impact on our financial statements (see Note 9 and the discussion of U. S. Steel Canada Inc.).

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (FAS 160). FAS 160 requires all entities to report noncontrolling interests in subsidiaries (also known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners. FAS 160 also establishes accounting and reporting standards for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 is effective as of January 1, 2009. U. S. Steel does not expect any material financial statement implications relating to the adoption of this Statement.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) issue number 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified, share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. U. S. Steel expects the effect of adopting EITF 06-11 to be immaterial to our financial statements.

In March 2007, the FASB ratified EITF issue number 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires an employer to recognize a liability for the postretirement benefit provided by a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967”, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF 06-10 also stipulates that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective as of January 1, 2008. U. S. Steel has collateral assignment split-dollar life insurance arrangements within the scope of EITF 06-10 for a small number of employees; however, we do not expect the adoption of EITF 06-10 to have a material impact on our financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS 159 is effective as of January 1, 2008. U. S. Steel does not expect to adopt the fair value option.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. This Statement was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. The effectiveness date of January 1, 2008 applies to all other assets and liabilities within the scope of this standard. U. S. Steel does not expect any material financial statement implications relating to the adoption of this Statement.

3.	Segment Information

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), USSE and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of slabs, sheets, tin mill products, strip mill plates and rounds for Tubular, as well as all coke production facilities in the United States and Canada. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill in Slovakia; and U. S. Steel Serbia (USSS), U. S. Steel’s integrated steel mill and other facilities in Serbia. USSE primarily serves customers in the central, western and southern European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells sheet, strip mill plate, tin mill and tubular products, as well as heating radiators and refractories.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities primarily in the United States. These operations produce and sell both seamless and electric resistance welded tubular products and primarily serve customers in the oil, gas and petrochemical markets.

Other Businesses include the production and sale of iron ore pellets, transportation services, the management and development of real estate, and engineering and consulting services.

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

The accounting principles applied at the operating segment level in determining income from operations are generally the same as those applied at the consolidated financial statement level. The transfer value for steel rounds from Flat-rolled to Tubular and the transfer value for iron ore pellets from Other Businesses to Flat-rolled are based on cost. The transfer value for hot rolled bands to the welded tubular facilities acquired from Lone Star and all other intersegment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level. Corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations are as follows:

(In millions)	Customer sales	Intersegment sales	Net sales	Income from equity investees	Income from operations	Depreciation, depletion & amortization	Capital expenditures
2007
Flat-rolled	$9,884	$467	$10,351	$24	$390	$285	$336
USSE	4,667		4,667	1	687	123	215
Tubular	1,985	-	1,985	2	356	32	23

Total reportable segments	16,536	467	17,003	27	1,433	440	574
Other Businesses	337	1,070	1,407	(1)	76	66	118
Reconciling Items	-	(1,537)	(1,537)	-	(296)	-	-

Total	$16,873	$-	$16,873	$26	$1,213	$506	$692

2006
Flat-rolled	$9,607	$435	$10,042	$56	$600	$263	$274
USSE	3,968	9	3,977	1	714	106	211
Tubular	1,798	-	1,798	-	631	13	4

Total reportable segments	15,373	444	15,817	57	1,945	382	489
Other Businesses	342	1,036	1,378	-	129	59	123
Reconciling Items	-	(1,480)	(1,480)	-	(289)	-	-

Total	$15,715	$-	$15,715	$57	$1,785	$441	$612

2005
Flat-rolled	$8,813	$441	$9,254	$30	$602	$232	$377
USSE	3,336	10	3,346	-	502	72	249
Tubular	1,546	-	1,546	-	528	13	5

Total reportable segments	13,695	451	14,146	30	1,632	317	631
Other Businesses	344	860	1,204	-	43	49	110
Reconciling Items	-	(1,311)	(1,311)	-	(236)	-	-

Total	$14,039	$-	$14,039	$30	$1,439	$366	$741

The following is a schedule of reconciling items to income from operations:

(In millions)	2007	2006	2005
Items not allocated to segments:
Retiree benefit expenses(a)	$(143)	$(243)	$(267)
Other items not allocated to segments:
Workforce reduction charges, including pension settlement losses (Note 16)	(57)	(21)	(20)
Flat-rolled inventory transition effects(b)	(58)	-	-
Tubular inventory transition effects(c)	(38)	-	-
Out of period adjustments(d)	-	(15)	-
Asset impairment charge	-	(5)	-
Loss from sale of certain assets	-	(5)	-
Environmental remediation at previously sold facility (Note 25)	-	-	(20)
Stock appreciation rights (Note 13)	-	-	1
Property tax settlement gain (Note 9)	-	-	70

Total other items not allocated to segments	(153)	(46)	31

Total reconciling items	$(296)	$(289)	$(236)
(a)	Includes retiree benefit expense for retirees of Lone Star and Stelco Inc. from the date of acquisition on June 14, 2007 and October 31, 2007, respectively (see Note 4). In the fourth quarter 2007, the retiree benefit expense associated with a provision of the 2003 Basic Labor Agreement was eliminated (see Notes 1 and 16).
(b)	The impact of selling inventory acquired from Stelco Inc., which had been recorded at fair value.
(c)	Charge reflecting the effects of conforming certain inventories acquired from Lone Star to our unified business model and the impact of selling acquired inventory, which had been recorded at fair value.
(d)	In the process of evaluating the potential effects of adopting SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), we identified items from prior years that required adjustment. These items were not material to the balance sheet or statement of operations of prior periods and an out of period adjustment was recognized.
The	principal charge resulted from the recognition of a liability for incurred but not invoiced employee medical services for employees at some of our facilities in the United States. Under U. S. Steel’s previous method of quantifying misstatements (evaluating the impact on the current year statement of operations), a misstatement had not occurred since 12 months of expense had been recognized in the statement of operations for each year.

Net Sales by Product:

The following summarizes net sales by product:

(In millions)	2007	2006	2005
Flat-rolled	$13,673	$12,687	$11,277
Tubular	2,065	1,909	1,651
Raw materials (coke and iron ore)	366	322	378
Other(a)	769	797	733

Total	$ 16,873	$ 15,715	$ 14,039
(a)	Includes sales of steel production by-products, transportation services, the management and development of real estate and engineering and consulting services.

Geographic Area:

The information below summarizes net sales and property, plant and equipment and other long-term assets based on the location of the operating segment to which they relate.

(In millions)	Year	Net Sales	Assets
North America	2007	$12,207	$5,801	(a)
	2006	$11,788	$3,447	(a)
	2005	$10,784	$3,337	(a)

Europe	2007	4,667	1,516	(b)
	2006	3,977	1,278	(b)
	2005	3,346	949	(b)

Other Foreign Countries	2007	-	45
	2006	-	7
	2005	-	6

Eliminations	2007	(1)	-
	2006	(50)	-
	2005	(91)	-

Total	2007	$16,873	$7,362
	2006	$15,715	$4,732
	2005	$14,039	$4,292
(a)	Assets valued at $3,975 million, $3,447 million and $3,337 million were located in the United States at December 31, 2007, 2006 and 2005, respectively.
(b)	Assets valued at $1,315 million, $1,158 million and $849 million were located in Slovakia at December 31, 2007, 2006 and 2005, respectively.

4.	Acquisitions

Stelco Inc.

On October 31, 2007, U. S. Steel paid $1,237 million to acquire all of the outstanding stock and stock equivalents of Stelco Inc. (Stelco) and the company was renamed U. S. Steel Canada Inc. (USSC). U. S. Steel also paid $785 million to retire substantially all of the outstanding debt of Stelco and made a $34 million payment to Stelco’s main pension plans, as was contemplated in the plan of arrangement.

USSC operates two integrated steel plants in Ontario, Canada and produces a variety of steel products for customers in the automotive, steel service center, and pipe and tubular industries within North America. The acquisition has strengthened U. S. Steel’s position as a premier supplier of flat rolled steel products and has provided us with greater flexibility to respond to the requirements of an expanded customer base. It is also anticipated that it will generate annual, sustainable synergies through sourcing of semi-finished products and the leveraging of best practices.

The results of operations of USSC are included in U. S. Steel’s consolidated statement of operations as of the date of acquisition. USSC is principally being reported as part of U. S. Steel’s Flat-rolled segment.

In connection with the acquisition, U. S. Steel assumed Stelco’s pension funding obligations under a pension agreement entered into by Stelco and the Province of Ontario totaling C$545 million (approximately $546 million). A voluntary contribution of $34 million was made to Stelco’s main pension plans at closing. In addition, we committed to the Canadian government to make capital investments over the next five years of at least C$200 million (approximately $200 million).

The total purchase price of $2,036 million reflects the $2,056 million of payments detailed above, net of cash acquired of $32 million, and including direct acquisition costs of $12 million. The acquisition was recorded by allocating the cost of the assets acquired, including identifiable intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and liabilities assumed is recorded as goodwill. We are in the process of evaluating the allocation of goodwill across our reporting units. The amount allocated to goodwill reflects the benefits U. S. Steel expects to realize from expanding our flexibility in meeting customer needs and our sources of semi-finished products.

The acquisition has been accounted for in accordance with FAS 141, “Business Combinations” (FAS 141). The following table presents the preliminary allocation of the aggregate purchase price based on estimated fair values:

(In millions)
Assets Acquired:
Receivables	$291
Inventories	639
Other current assets	76
Property, plant & equipment	1,862
Identifiable intangible assets	205
Goodwill	569
Equity Investments	385
Other noncurrent assets	39

Total Assets	4,066

Liabilities Assumed:
Accounts payable	183
Other current liabilities	33
Employee benefits	1,523
Long term debt	104
Deferred tax liability	23
Other noncurrent liabilities	109
Minority Interest	55

Total Liabilities	2,030

Purchase price – net of cash acquired	$2,036

U. S. Steel is in the process of conforming accounting policies and procedures and completing valuations of assets acquired and liabilities assumed. As such, the allocation of the purchase price is subject to revision.

Goodwill is not deductible for tax purposes. The identifiable intangible assets, principally customer relationships, are not deductible for tax purposes. Customer relationships of approximately $193 million will be subject to amortization for book purposes over a period of 23 years. Goodwill will be subject to impairment testing on an annual basis in accordance with FAS 142, “Goodwill and Other Intangible Assets” (FAS 142).

The following unaudited pro forma information for U. S. Steel includes the results of the Stelco acquisition as if it had been consummated at the beginning of the periods presented. The unaudited pro forma data is based on historical information and does not include anticipated cost savings or other effects of the integration of Stelco. Accordingly, the unaudited pro forma data does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

(In millions, except per share amounts)	Year Ended December 31,
	2007	2006(a)
Net sales	$18,767	$17,841
Net income	842	905
Net income per share:
- Basic	$7.13	$7.87
- Diluted	$7.09	$7.36
(a) Results from discontinued operations of Stelco are not included.

Lone Star Technologies, Inc.

On June 14, 2007, U. S. Steel acquired all of the outstanding shares of Lone Star for $2,050 million ($67.50 per share).

The results of operations for Lone Star are included in U. S. Steel’s consolidated statement of operations as of the date of the acquisition. Lone Star is being reported as part of U. S. Steel’s Tubular segment.

The Lone Star facilities manufacture welded oil country tubular goods (OCTG), standard and line pipe and tubular couplings, and provide tubular finishing services. The acquisition has strengthened U. S. Steel’s position as a premier supplier of tubular products for the energy sector. It is also anticipated that it will generate annual, sustainable synergies, with the full impact to be realized by the end of 2008. The synergies are anticipated through steel sourcing and processing, as well as through overhead cost reductions and the leveraging of best practices.

The total purchase price of $1,993 million reflects the $2,050 million share purchase, net of cash acquired of $71 million, and including direct acquisition costs of $14 million. The acquisition was recorded by allocating the cost of the assets acquired, including identifiable intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The amount allocated to goodwill reflects the benefit U. S. Steel expects to realize from expanding our Tubular operations and from running our Flat-rolled segment at higher operating rates. Approximately $330 million of goodwill has been allocated to Flat-rolled. The balance of the goodwill has been allocated to the Tubular segment.

The acquisition has been accounted for in accordance with FAS 141. The following table presents the preliminary allocation of the aggregate purchase price based on estimated fair values:

(In millions)
Assets Acquired:
Receivables	$131
Inventories	421
Other current assets	12
Property, plant & equipment	356
Identifiable intangible assets	232
Goodwill	1,177
Other noncurrent assets	52

Total Assets	2,381

Liabilities Assumed:
Accounts payable	152
Payroll and benefits payable	46
Other current liabilities	35
Employee benefits	35
Deferred income tax liabilities	115
Other noncurrent liabilities	5

Total Liabilities	388

Purchase price - net of cash acquired	$1,993

In evaluating the fair value of inventory acquired, it was determined that the preliminary allocation of the purchase price to inventory, as presented in the quarterly report on Form 10-Q for the period ended June 30, 2007, should be reduced by approximately $130 million, as a result of determining that the quality of the acquired inventory was not satisfactory for its intended purpose. The amount presented above reflects the fair value of the inventory acquired. U. S. Steel is continuing to conform accounting policies and procedures and evaluate assets and liabilities assumed. The results of this process may lead to further adjustments to the purchase price allocation presented above.

In the third quarter 2007, U. S. Steel management completed an assessment of the electric arc furnaces and rolling mill facilities that had been used by Lone Star to produce hot rolled bands. As a result of this assessment, operations at the electric arc furnaces and the rolling mill facilities were permanently discontinued. This resulted in a decrease in acquired Property, plant & equipment of approximately $100 million from the preliminary allocation presented in the quarterly report on Form 10-Q for the period ended June 30, 2007. The employment of approximately 200 employees was terminated in connection with these activities.

Prior to the acquisition, Lone Star had an agreement with the Federal Deposit Insurance Corporation (FDIC) under which Lone Star agreed to pay to the FDIC amounts equal to certain tax benefits arising from the utilization of tax loss carryovers and other tax attributes associated with a bank formerly owned by Lone Star. In the fourth quarter 2007, agreement was reached with the FDIC concerning the amount of tax benefits, that when utilized, require payment to the FDIC, and the necessary adjustments were made to the preliminary purchase price allocation.

In the fourth quarter 2007, we also completed our evaluation of environmental liabilities assumed as a result of the acquisition. The necessary adjustments have been made to the preliminary purchase price allocation.

The adjustments discussed above also resulted in a decrease in Deferred income tax liabilities of approximately $100 million and an increase in Goodwill of approximately $200 million from the preliminary allocation presented in the quarterly report on Form 10-Q for the period ended June 30, 2007.

Goodwill is not deductible for tax purposes. The identifiable intangible assets, principally water rights and customer relationships, are not deductible for tax purposes. Customer relationships of approximately $130 million will be subject to amortization for book purposes over a period of approximately 20 years. It was determined that water rights of approximately $75 million have an indefinite life. Goodwill and Intangible assets with an indefinite life will be subject to impairment testing on an annual basis in accordance with FAS 142. Other identifiable intangible assets will be amortized over a weighted-average period of approximately 13 years.

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

(In millions, except per share amounts)	Year Ended December 31,
	2007	2006
Net sales	$17,450	$17,065
Net income	887	1,437
Net income per share:
- Basic	$7.51	$12.51
- Diluted	$7.46	$11.69

5.	Assets Held for Sale

On September 26, 2007, U. S. Steel and Canadian National Railway Company (CN) announced that they had entered into an agreement under which CN will acquire the majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) for $300 million. Under the agreement, U. S. Steel will retain railroad assets, equipment, and employees that support Gary Works in northwest Indiana. The transaction is subject to regulatory approval by the U.S. Surface Transportation Board, and closing is anticipated in the second half of 2008. As of December 31, 2007, the assets of EJ&E that are to be sold, which consist primarily of property, plant and equipment, have been classified as held for sale in accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (FAS 144).

On June 6, 2007, Stelco Inc. announced that it entered into an agreement providing for the sale of its 44.6 percent interest in the Wabush Mines joint venture (Wabush) to Consolidated Thompson Mines Limited for C$41 million (approximately $41 million). ArcelorMittal Dofasco Inc. (Dofasco), one of the partners of the joint venture, had a right of first refusal over the proposed transaction, which it exercised on August 29, 2007. Completion of the transaction with Dofasco is subject to the execution of definitive agreements and the receipt of all required third party consents and regulatory approvals. It is expected that the completion of the transaction will occur in the first half of 2008. As of December 31, 2007 USSC’s investment in Wabush is classified as held for sale in accordance with FAS 144.

6.	Net Interest and Other Financial Costs

(In millions)	2007		2006		2005
Interest income:
Interest income	$52		$57		$35
Interest on deposits for National retiree benefits(a)	27		10		5

Total interest income	79		67		40

Interest expense and other financial costs:
Interest incurred	129		111		114
Less interest capitalized	7		3		12

Net interest incurred	122		108		102
Interest on liability for National retiree benefits(a)	27		10		5
Interest on tax issues	3		(2)		(28	)(e)

Total interest expense	152		116		79

Foreign currency gains (losses)(b)	4		27		(80)
Loss on debt extinguishment	26	(c)	32	(d)	-
Financial costs on:
Sale of receivables	4		1		1
Inventory facility	2		2		2
Amortization of discounts and deferred financing costs	4		5		5

Total other financial costs	32		13		88

Net interest and other financial costs	$105		$62		$127
(a)	U. S. Steel had established a current liability of $345 million as of December 31, 2006, to assist certain retirees from National with health care costs. The liability was outstanding at the end of 2006 because the mechanism to provide benefit assistance to the National retirees had not been established. This matter was resolved in 2007 (see Note 16). While the obligation was outstanding, U. S. Steel invested the amount due in short term investments and interest earned on those investments was also payable.
(b)	The functional currency for USSE was changed from the U.S. dollar to the euro on January 1, 2006. Foreign currency gains in 2007 and 2006 are a result of transactions denominated in currencies other than the euro (principally the U.S. dollar, Slovak koruna or Serbian dinar). Foreign currency gains in 2007 also include the effects of transactions denominated in currencies other than C$, the functional currency of USSC, (principally the U.S. dollar). See further information in Note 1.
(c)	Charge related to the premium and fees paid on the redemption of the 9.75% Senior Notes and the redemption of the Senior Quarterly Income Debt Securities. See Note 14.
(d)	Charge related to the premium and fees paid and a $4 million write-off of discount issue costs related to the partial early extinguishment of the 10.75% Senior Notes. See Note 14.
(e)	Includes a favorable effect of $25 million related to the Gary Works property tax settlement in the first quarter of 2005. See Note 9 for further discussion.

Net interest and other financial costs for 2005 include amounts related to the remeasurement of USSE’s assets and liabilities into the U.S. dollar, which was USSE’s functional currency through December 31, 2005.

7.	Income and Dividends Per Common Share

Basic net income per common share is calculated by adjusting net income for dividend requirements of any outstanding preferred stock and is based on the weighted average number of common shares outstanding during the period.

Diluted net income per common share assumes the exercise of stock options, the vesting of stock awards and the conversion of any outstanding preferred stock, provided in each case the effect is dilutive. For the year ended December 31, 2007, 725,622 additional shares have been included in the computation of diluted net income per share. For the year ended December 31, 2006, 8,000,168 additional shares have been included in the computation of diluted net income per common share. Additional shares included in the calculation declined in 2006, as compared to prior years, following the conversion of all remaining preferred stock on June 15, 2006 (Note 18). For the year ended December 31, 2005, 16,499,945 additional shares have been included in the computation of diluted net income per common share. Net income was not adjusted for preferred stock dividend requirements since their conversion was assumed.

Computation of Income Per Common Share	2007	2006	2005
Net income applicable to common stock (in millions)	$879	$1,366	$892
Weighted average shares outstanding (in thousands):
Basic	118,090	114,918	113,470
Diluted	118,815	122,918	129,970
Per share:
Basic	$7.44	$11.88	$7.87
Diluted	$7.40	$11.18	$7.00

Quarterly dividends on common stock in 2007 were 20 cents per share for each quarter.

Quarterly dividends on common stock in 2006 were 10 cents per share for the first quarter, 15 cents per share for the second and third quarters, and 20 cents per share for the fourth quarter.

Quarterly dividends on common stock in 2005 were 8 cents per share for the first quarter and 10 cents per share for the second, third and fourth quarters.

8.	Inventories

(In millions)	December 31, 2007	December 31, 2006
Raw materials	$798	$560
Semi-finished products	827	597
Finished products	548	368
Supplies and sundry items	106	79

Total	$2,279	$1,604

Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $910 million in 2007 and $900 million in 2006. Cost of revenues was reduced and income from operations was improved by $29 million, $22 million and $22 million in 2007, 2006 and 2005, respectively, as a result of liquidations of LIFO inventories.

Inventory includes $88 million and $65 million of land held for residential/commercial development as of December 31, 2007 and 2006, respectively.

U. S. Steel has coke swap agreements with other steel manufacturers designed to reduce transportation costs. U. S. Steel shipped approximately 810,000 tons and received approximately 900,000 tons of coke under the swap agreements during 2007. U. S. Steel shipped approximately 195,000 tons and received approximately 170,000 tons of coke under the swap agreements during 2006.

The coke swaps are recorded at cost in accordance with APB 29, “Accounting for Nonmonetary Transactions” and FAS No. 153, “Exchanges of Nonmonetary Assets.” There was no income statement impact related to these swaps.

9.	Income Taxes

Provisions (benefits) for income taxes were:

	2007			2006			2005
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(23)	$151	$128	$151	$97	$248	$246	$21	$267
State and local	(3)	33	30	35	(13)	22	37	4	41
Foreign	62	(2)	60	58	(4)	54	39	18	57

Total	$36	$182	$218	$244	$80	$324	$322	$43	$365

A reconciliation of the federal statutory tax rate of 35 percent to total provisions (benefits) follows:

(In millions)	2007	2006	2005
Statutory rate applied to income before income taxes	$388	$603	$459
Minority interest	(4)	(9)	(13)
Excess percentage depletion	(47)	(51)	(34)
Effects of foreign operations	(120)	(193)	(66)
State and local income taxes after federal income tax effects	20	15	26
Adjustments of prior years’ federal income taxes	(1)	(16)	(2)
Tax credits	(18)	(14)	(2)
Deduction for domestic production activities	-	(7)	(8)
Other	-	(4)	5

Total provisions	$218	$324	$365

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

The total amount of unrecognized tax benefits was $68 million and $44 million as of December 31, 2007 and January 1, 2007, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $43 million as of December 31, 2007. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48. U. S. Steel records interest related to uncertain tax positions as a part of interest expense in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of December 31, 2007 and January 1, 2007, U. S. Steel had accrued liabilities of $6 million and $2 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2007
Unrecognized tax benefits, beginning of year	$44
Increases - tax positions taken in prior years	28
Decreases - tax positions taken in prior years	(19)
Increases - current tax positions	15

Unrecognized tax benefits, end of year	$68

It is expected that during the next 12 months unrecognized tax benefits related to federal income tax issues will be reduced by approximately $11 million as the result of the anticipated settlement of the 2004-2005 IRS audit.

American Jobs Creation Act

The American Jobs Creation Act of 2004 (the Jobs Act) provides a deduction for income from qualified production activities in the United States, which is phased in from 2005 through 2010. The Jobs Act also provided for a phase-out of the extra-territorial income (ETI) exclusion for certain foreign sales over the years 2006 and 2005. The net effect of the phase-out of the ETI and the phase-in of this new deduction resulted in a decrease in the effective tax rate for calendar years 2007, 2006 and 2005 of less than one percentage point.

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

Taxes on Foreign Income

Pretax income for the years 2007, 2006 and 2005 included $513 million, $708 million and $389 million attributable to foreign sources. As of December 31, 2007, it remains U. S. Steel’s intention to continue indefinitely to reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2007, amounted to $2,588 million. If such earnings were not indefinitely reinvested, a U.S. deferred tax liability of approximately $790 million would have been required.

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the year in which the credit is claimed and the following four years. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for the years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. The Slovak tax authorities have confirmed that USSK has fulfilled all of the necessary conditions for claiming the tax credit for the years 2000 through 2005. As a result of conditions imposed when Slovakia joined the European Union (EU) that were amended by a 2004 settlement with the EU, the total tax credit granted to USSK for the period 2000 through 2009 is limited to $430 million of which approximately $25 million remained at December 31, 2007. The conditions for claiming the tax credit also limit USSK’s annual production of flat-rolled products and its sale of flat-rolled products into the EU. Management does not believe the production and sales limits are materially burdensome, and they will expire at the end of 2009, if not before. USSK’s income tax returns for the years 2005 and 2006 are currently under audit by the Slovak tax authorities. During 2006 and 2007, a current income tax provision was recorded for USSK because the tax credit is limited to 50 percent of the statutory rate.

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

Slovakia – 2001 and forward

Serbia – 2003 and forward

Canada – 2004 and forward

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

The 2002-2003 IRS audit of U. S. Steel’s tax returns was completed in the second quarter of 2006 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from the settlement of this audit. NOLs generated in the years 2002 and 2003 were carried forward and fully utilized in U. S. Steel’s 2004 and 2005 tax returns, which are currently under examination by the IRS. We expect to complete the 2004-2005 IRS audit in the first quarter of 2008 with no material impact on income taxes or interest.

Deferred taxes

Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2007	2006
Deferred tax assets:
State tax credit carryforwards (expiring in 2011 through 2029)	$18	$2
State tax loss carryforwards (expiring in 2022 through 2027)	10	5
Federal tax loss carryforwards (expiring in 2027)	61	-
Minimum tax credit carryforwards	22	-
General business credit carryforwards	22	-
Foreign tax loss and credit carryforwards (expiring in 2008 through 2027)	294	88
Employee benefits	1,059	931
Receivables, payables and debt	47	13
Expected federal benefit for deducting state deferred income taxes	28	18
Contingencies and accrued liabilities	93	61
Other deductible temporary differences	-	62
Valuation allowances:
State	-	(1)
Foreign	(392)	(90)

Total deferred tax assets	1,262	1,089

Deferred tax liabilities:
Property, plant and equipment	850	585
Investments in subsidiaries and equity investees	267	37
Inventory	65	2
Other temporary differences	75	-

Total deferred tax liabilities	1,257	624

Net deferred tax asset	$5	$465

At December 31, 2007, the net domestic deferred tax liability was $21 million. At December 31, 2006, the net domestic deferred tax asset was $446 million. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and payments are made for retirees.

At December 31, 2007 and 2006, the foreign deferred tax assets recorded were $26 million and $19 million, respectively, net of an established valuation allowance of $392 million and $90 million, respectively. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna, the Canadian dollar and the Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating losses and credit carryforwards, are more than sufficient to offset future tax liabilities. A full valuation allowance is recorded for Canadian deferred tax assets due to the absence of positive evidence at USSC to support the realizability of the assets. As USSC and USSS generate sufficient income, the valuation allowance of $254 million for Canadian and $130 million for Serbian deferred tax assets as of December 31, 2007, would be partially or fully reversed at such time that it is more likely than not that the deferred tax assets will be realized.

10.	Investments and Long-Term Receivables

(In millions)	December 31,
	2007	2006
Equity method investments	$653	$282
Receivables due after one year, less allowance of $6 and $6	15	25
Split dollar life insurance	21	21
Other	5	3

Total	$694	$331

Investees accounted for using the equity method include:

Investee	Country	December 31, 2007 Ownership
Acero Prime, S. R. L. de CV	Mexico	40%
Apolo Tubulars S.A.	Brazil	50%
Arnaud Railway Company(a)	Canada	44.6%
Baycoat	Canada	50%
Baycoat Limited	Canada	50%
Beckley Coal Mining Company	United States	25%
Chrome Deposit Corporation	United States	50%
D.C. Chrome Limited	Canada	50%
Double Eagle Steel Coating Company	United States	50%
Double G Coatings Company L.P.	United States	50%
Feralloy Processing Company	United States	49%
Hibbing Development Company	United States	24.1%
Hibbing Taconite Company(b)	United States	14.7%
Knoll Lake Minerals Limited(a)	Canada	26%
Northern Land Company Limited(a)	Canada	22.3%
PRO-TEC Coating Company	United States	50%
Swan Point Development Company, LLC	United States	50%
Tilden Mining Company, LLC(b)	United States	15%
United Spiral Pipe, LLC	United States	35%
USS-POSCO Industries	United States	50%
U. S. Steel (UK), Ltd.	Great Britain	50%
Wabush Lake Railway Company Ltd.(a)	Canada	44.6%
Wabush Mines(a)	Canada	44.6%
Worthington Specialty Processing	United States	50%
742784 Ontario Inc.	Canada	50%
(a)	Entities comprising the Wabush assets held for sale (see Note 5).
(b)	Hibbing Taconite Company (HTC) is an unincorporated joint venture that is owned, in part, by Hibbing Development Company (HDC), which is accounted for using the equity method. Through HDC we are able to influence the activities of HTC, and as such, its activities are accounted for using the equity method. Tilden Mining Company, LLC is a limited liability company and in accordance with EITF 03-16, “Accounting for Investments in Limited Liability Companies,” its activities are accounted for using the equity method.

Dividends and partnership distributions received from equity investees were $50 million in 2007, $51 million in 2006 and $42 million in 2005.

For discussion of transactions and related receivable and payable balances between U. S. Steel and its investees, see Note 23.

11.	Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2007	2006
Land and depletable property	-	$295	$175
Buildings	35 years	1,448	841
Machinery and equipment	4-22 years	12,869	10,992
Leased machinery and equipment	3-25 years	176	189

Total		14,788	12,197
Less accumulated depreciation and depletion		8,100	7,768

Net		$6,688	$4,429

Amounts in accumulated depreciation and depletion for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $127 million and $118 million at December 31, 2007 and 2006, respectively.

12.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the year ended December 31, 2007 are as follows:

	Flat - rolled Segment	Tubular Segment	Total
Balance at January 1, 2007	$-	$-	$-
Goodwill from acquisitions	901	845	1,746
Currency translation	(34)	-	(34)

Balance at December 31, 2007	$867	$845	$1,712

Other Intangible assets acquired during the year ended December 31, 2007 were as follows:

		As of December 31, 2007
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 years	$326	$5	$321
Other	2-20 years	26	3	23

Total amortizable intangible assets		$352	$8	$344
Water rights	Indefinite	75	-	75

Total other intangible assets		$427	$8	$419

The total amortizable intangible assets acquired in 2007 are being amortized on a straight-line basis over a weighted-average period of approximately 22 years.

Aggregate amortization expense was $8 million in 2007. The estimated future amortization expense of identifiable intangible assets during the next five years is (in millions) $19 in 2008, $18 in 2009, $15 in 2010, $15 in 2011 and $15 in 2012.

13.	Stock-Based Compensation Plans

On April 26, 2005, U. S. Steel’s stockholders approved the 2005 Stock Incentive Plan (the “2005 Stock Plan”). The aggregate number of shares of U. S. Steel common stock that may be issued under the 2005 Stock Plan is 6,750,000 shares during the 10-year life of the plan. Generally, a share issued under the Plan pursuant to an award other than a stock option will reduce the number of shares available under the Stock Plan by 1.42 shares. The purposes of the 2005 Stock Plan are to attract, retain and motivate employees and non-employee directors of outstanding ability, and to align their interests with those of the stockholders of U. S. Steel. The Compensation & Organization Committee of the Board of Directors (the Compensation Committee) administers the plan pursuant to which they may make grants of stock options, restricted stock, performance awards, and other stock-based awards. Also, shares related to awards (i) that are forfeited, (ii) that terminate without shares having been issued or (iii) for which payment is made in cash or property other than shares are again available for awards under the plan; provided, however, that shares delivered to U. S. Steel or withheld for purposes of satisfying the exercise price or tax withholding obligations shall not again be available for awards. There were no awards of stock options, restricted stock or performance awards under this plan in 2005; however, there were 344,490 stock options, 229,380 restricted stock awards and 95,400 performance awards granted in 2006 and 234,930 stock options, 199,585 restricted stock awards and 62,800 performance awards granted in 2007. Stock-based compensation awarded prior to 2006 was issued under the 2002 Stock Plan. Options are issued at the market price per share on the date of the grant.

Stock-based compensation

Prior to January 1, 2006, U. S. Steel accounted for stock-based compensation following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Effective January 1, 2006, U. S. Steel adopted the fair value recognition provisions of FAS No. 123(R), “Share-Based Payment,” (FAS 123(R)) which requires the recognition of compensation expense for stock-based compensation awards based on the grant date fair value. U. S. Steel elected the modified prospective application method for adoption, and prior period consolidated financial statements were not restated.

Under this adoption method, compensation expense recognized in 2006 included compensation expense related to the May 2006 grants and the applicable amounts of compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and previously presented in the pro forma footnote disclosures). Prior to the adoption of FAS 123(R), no compensation expense had been recorded for stock options.

Stock-based compensation expense

The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Year Ended December 31, 2007	Year Ended December 31, 2006
Stock-based compensation expense recognized:
Cost of sales	$7	$5
Selling, general and administrative expenses	16	11

Total	23	16
Related deferred income tax benefit	9	6

Decrease in net income	$14	$10
Decrease in basic earnings per share	$0.12	$0.08
Decrease in diluted earnings per share	$0.12	$0.08

As of December 31, 2007, total future compensation cost related to nonvested stock-based compensation arrangements was $35 million, and the weighted-average period over which this cost is expected to be recognized is approximately 15 months.

The following table illustrates the effect on net income and earnings per share if U. S. Steel had applied the fair value recognition provisions of FAS 123(R) in the year ended December 31, 2005:

(In millions, except per share data)	Year Ended December 31, 2005
Net income	$910
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(8)

Pro forma net income	$902

Net income per share:
- As reported - basic	$7.87
- diluted	7.00
- Pro forma - basic	7.79
- diluted	6.96

Stock options

In accordance with FAS 123(R), compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The 2005 awards vested over a one-year service period and have a term of eight years. The 2007 and 2006 awards vest ratably over a three-year service period and have a term of ten years. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock.

Black-Scholes Assumptions	2007 Grants	2006 Grants	2005 Grants
Grant date price per share of option award	$108.50	$65.40	$40.37
Expected annual dividends per share, at grant date	$0.80	$0.60	$0.40
Expected life in years	5	5	4
Expected volatility	43%	43%	44%
Risk-free interest rate	4.5%	4.8%	3.7%
Weighted average grant date fair value per share of unvested option awards as calculated from above	$44.55	$27.05	$14.61

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2007:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	1,632,526	$40.82
Granted	234,930	108.50
Exercised	(492,096)	35.22
Forfeited or expired	(27,433)	68.02

Outstanding at December 31, 2007	1,347,927	$54.10	6.4	$90
Exercisable at December 31, 2007	920,870	$37.98	5.2	$76
Exercisable and expected to vest at December 31, 2007	1,323,417	$53.45	6.4	$89

During the years ended December 31, 2007, 2006, and 2005 the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $32 million, $27 million, and $19 million, respectively. The total amount of cash received by U. S. Steel from the exercise of options was $17 million during the year ended December 31, 2007, and the related net tax benefit realized from the exercise of these options was $7 million.

Stock awards

In accordance with FAS 123(R), compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.

Remaining outstanding performance restricted stock awards, a type of award granted prior to 2006, vest in three tranches, subject to U. S. Steel’s satisfaction of certain performance criteria during 2005. In May 2006, the Compensation Committee determined that the performance criteria had been satisfied and a portion of the performance restricted stock awards vested (52,900 shares). In May 2007, 35,113 shares vested and the remaining shares (32,300) are scheduled to vest in May 2008, conditioned upon participants’ continued employment.

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

The following table shows a summary of the performance stock awards outstanding as of December 31, 2007:

Performance Period	Fair Value (in millions)	Minimum Shares	Target Shares	Maximum Shares
2006 - 2009	$6	-	88,725	177,450
2007 - 2010	$9	-	62,800	125,600

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2007:

	Performance Restricted Stock Awards	Restricted Stock Awards	Performance Stock Awards(a)	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	72,100	225,756	95,400	393,256	$61.36
Granted	-	199,585	62,800	262,385	115.53
Vested	(35,113)	(73,500)	-	(108,613)	57.31
Forfeited or expired	(4,687)	(15,162)	(6,675)	(26,524)	63.76

Nonvested at December 31, 2007	32,300	336,679	151,525	520,504	$89.39
(a)	The number of shares shown for the performance stock awards is based on the target number of share awards.

The following table presents information on performance restricted stock awards, restricted stock awards and performance stock awards granted:

	2007	2006	2005
Number of shares granted	262,385	324,780	125,000
Weighted-average grant-date fair value per share	$115.53	$66.06	$40.37

During the years ended December 31, 2007, 2006, and 2005, the total fair value of shares vested was $6 million, $2 million, and $6 million, respectively.

14.	Debt

	Interest Rates %	Maturity	December 31,
(In millions)			2007	2006
2037 Senior Notes	6.65	2037	$350	$-
2018 Senior Notes	7.00	2018	500	-
2017 Senior Notes	6.05	2017	450	-
2013 Senior Notes	5.65	2013	300	-
9 3/4 % Senior Notes	9.75	2010	-	378
10 3/4 % Senior Notes	10.75	2008	20	20
Senior Quarterly Income Debt Securities	10	2031	-	49
Five-year Term Loan	Variable	2008 - 2012	500	-
Three-year Term Loan	Variable	2008 - 2010	500	-
Province Note (C$150 million)	1.00	2015	150	-
Environmental Revenue Bonds	4.75 -6.25	2009 - 2033	458	458
Fairfield Caster Lease		2008 - 2012	45	60
Other capital leases and all other obligations		2008 - 2014	41	60
Credit Agreement, $750 million	Variable	2012	-	-
USSK credit facilities, €60 million ($88 and $79 million)	Variable	2009	-	-
USSS credit facility, €25 million ($37 and $33 million)	Variable	2008	-	-

Total			3,314	1,025
Less Province Note fair value adjustment			50	-
Less unamortized discount			7	-
Less short-term debt and long-term debt due within one year			110	82

Long-term debt			$3,147	$943

Senior Quarterly Income Debt Securities

U. S. Steel redeemed the Senior Quarterly Income Debt Securities on January 2, 2007 at 100 percent of the principal amount together with accrued but unpaid interest at the redemption date.

Senior Notes

In 2001, U. S. Steel issued $535 million of Senior Notes due August 1, 2008 (10 3/4% Senior Notes). On April 19, 2004, U. S. Steel redeemed $187 million of the 10 3/4% Senior Notes at 110.75 percent of the principal amount plus accrued interest. On December 28, 2006, pursuant to a cash tender offer, U. S. Steel redeemed an additional $328 million principal amount of the 10 3/4% Senior Notes at 108.29 percent of the principal amount plus accrued interest.

In May 2003, U. S. Steel issued $450 million of Senior Notes due May 15, 2010 (9 3/4% Senior Notes). On April 19, 2004, U. S. Steel redeemed $72 million principal amount of the 9 3/4% Senior Notes at 109.75 percent of the principal amount plus accrued interest.

On June 20, 2007, U. S. Steel redeemed the remaining $378 million principal amount of the 9 3/4% Senior Notes, at 104.875 percent of the principal amount, plus accrued interest. In conjunction with this redemption, the cash tender for the 10 3/4% Senior Notes and the termination of the

Inventory Facility (discussed below), U. S. Steel decreased the restrictive nature of the covenants and events of default to which we are subject. (See Note 6 for net interest and other financial costs associated with this redemption.)

On May 21, 2007, U. S. Steel issued a total of $1,100 million of senior notes consisting of $350 million at 6.65 percent due 2037, $450 million at 6.05 percent due 2017, and $300 million at 5.65 percent due 2013, collectively, the Senior Notes (and individually, the 2037 Senior Notes, the 2017 Senior Notes and the 2013 Senior Notes, respectively). Interest is payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2007. The Senior Notes were issued under U. S. Steel’s shelf registration statement and were not listed on any national securities exchange. Proceeds from the sale of the Senior Notes were used to finance a portion of the Lone Star acquisition (see Note 4) and to redeem the 9.75% Senior Notes due 2010, as discussed below. The Senior Notes restrict our ability to create certain liens, enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of our assets.

On December 10, 2007, U. S. Steel issued $500 million of 7.00 percent Senior Notes due 2018 (the 2018 Senior Notes). Interest is payable semi-annually on February 1 and August 1 of each year beginning on August 1, 2008. The 2018 Senior Notes were issued under U. S. Steel’s shelf registration statement and were not listed on any national securities exchange. Proceeds from the sale of the 2018 Senior Notes were used to redeem the one-year Term Loan, as discussed below, and for general corporate purposes. The 2018 Senior Notes restrict our ability to create certain liens, enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of our assets.

Term Loans

On June 11, 2007, U. S. Steel entered into a $500 million five-year term loan (the five-year Term Loan). Proceeds from the five-year Term Loan were used to finance a portion of the Lone Star acquisition (see Note 4). On each anniversary date a mandatory principal payment of $25 million is due. Interest on the five-year Term Loan is based on defined, short-term market rates and is due at least quarterly. The agreement for the five-year Term Loan contains the same financial covenants and limitations as the Credit Agreement described below.

On October 12, 2007, U. S. Steel entered into a $500 million three-year term loan (the three-year Term Loan) and a $400 million one-year term loan (the one-year Term Loan) that were fully drawn upon to partially fund the acquisition of Stelco (see Note 4). The three-year Term Loan requires a $50 million and $100 million principal repayment on the first and second anniversary dates, respectively. Interest on the term loans is based on defined, short-term market rates and is due at least quarterly. The agreements for the Term Loans contain the same financial covenants and limitations as the Credit Agreement described below. On December 10, 2007, the one-year Term Loan was redeemed.

Credit Agreement

On May 11, 2007, U. S. Steel entered into an unsecured five-year $750 million Credit Agreement (Credit Agreement). The Credit Agreement provides for borrowings at interest rates based on defined, short-term, market rates and has interest rate coverage ratio and leverage ratio covenants and other customary terms and conditions including restrictions on our ability to create certain liens, and to consolidate, merge or transfer all, or substantially all, of our assets. The Credit Agreement expires in 2012 and replaced U. S. Steel’s $600 million revolving credit facility that was secured by inventory (the Inventory Facility).

Province Note

U. S. Steel assumed the Province Note in its acquisition of Stelco on October 31, 2007 (see Note 4). The face amount of the Province Note is C$150 million (approximately $150 million) and is payable on December 31, 2015. The Province Note is unsecured and is subject to a 75 percent discount if the solvency deficiencies in the four main Stelco pension plans (see Note 16) are eliminated on or before the maturity date. The Province Note bears interest at a rate of one percent per annum and is payable semi-annually. Upon the acquisition, the Province Note was recorded at its present value of amounts to be paid using a current interest rate, in accordance with FAS 141. The Province Note will be accreted up to its face value over its term assuming an effective interest rate of 6.67 percent.

Obligations relating to Environmental Revenue Bonds

U. S. Steel is the ultimate obligor on $458 million of Environmental Revenue Bonds. U. S. Steel is the direct underlying obligor on $42 million of these bonds. U. S. Steel became obligated on the remainder ($416 million) under an agreement related to the Separation, whereby U. S. Steel assumed and will discharge all principal, interest and other duties of Marathon under these obligations, including any amounts due upon any defaults or accelerations of any of the obligations, other than defaults or accelerations caused by any action of Marathon. The agreement also provides that on or before the tenth anniversary of the Separation (December 31, 2011), U. S. Steel will provide for the discharge of Marathon from any remaining liability under any of these obligations.

In the event of the bankruptcy of Marathon, $511 million related to this debt, the Fairfield Caster Lease and the coke battery lease at Clairton Works may be declared immediately due and payable.

Fairfield Caster Lease

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

Other capital leases and all other obligations

U. S. Steel is the lessee of a coke battery at the Clairton Works in Pennsylvania. Marathon is the primary obligor under the lease. Under an agreement related to the Separation, U. S. Steel assumed and will discharge all obligations under this lease, which matures in 2012. Upon making the final lease payment in 2012, the lessor is obligated to transfer the coke battery to U. S. Steel.

USSK credit facilities

During the third quarter 2006, USSK’s €195 million revolving credit facility was paid in full and terminated.

USSK is the sole obligor on a €40 million (approximately $59 million and $53 million at December 31, 2007 and 2006) revolving credit facility that expires in December 2009. The facility bears interest at the applicable inter-bank offer rate plus a margin. USSK is obligated to pay a commitment fee on undrawn amounts. At December 31, 2007 and 2006, there were no borrowings against this facility.

USSK is the sole obligor on a revolving € 20 million (approximately $29 million and $26 million at December 31, 2007 and 2006) credit facility that expires in December 2009. This is a multi-use facility available for working capital financing and general corporate purposes as well as for overdraft borrowings and the issuance of letters of credit and bank guarantees. The facility bears interest at the applicable inter-bank offer rate plus a margin. USSK is obligated to pay a commitment fee on the undrawn portion of the facility. At December 31, 2007 and 2006 the availability was approximately $23 million and $21 million due to approximately $6 million and $5 million of customs and other guarantees issued against this facility, respectively.

USSS credit facility

On September 28, 2005, USSS entered into a €25 million (approximately $37 million and $33 million at December 31, 2007 and 2006, respectively) committed working capital facility secured by its inventory of semi-finished and finished goods. The facility can be used for working capital financing and general corporate purposes, as well as for overdraft borrowings and the issuance of letters of credit and bank guarantees. The facility bears interest at the applicable inter-bank offer rate plus a margin and expires in September 2008. At December 31, 2007 and 2006, there were no borrowings against this facility.

At December 31, 2007, in the event of a change in control of U. S. Steel, debt obligations totaling $2,600 million, plus any sums then outstanding under the Credit Agreement, may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $60 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel was in compliance with all of its debt covenants at December 31, 2007.

Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2008	2009	2010	2011	2012	Later Years	Total
$ 110	$141	$393	$459	$420	$1,741	$3,264	(a)

(a)	Debt maturities include the Province Note fair value adjustment discussed above.

15.	Variable Interest Entities

In accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), U. S. Steel consolidates the following entities:

Clairton 1314B Partnership, L.P.

U. S. Steel is the sole general partner and there are two unaffiliated limited partners of the Clairton 1314B Partnership, L.P. (1314B Partnership), which owns two of the twelve coke batteries at Clairton Works. Because U. S. Steel is the primary beneficiary of this entity, U. S. Steel consolidates this partnership in its financial results. U. S. Steel is responsible for purchasing, operations and sales of coke and coke by-products. U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for credits under Section 29 of the Internal Revenue Code. Furthermore, U. S. Steel, under certain circumstances, has indemnified the 1314B Partnership for environmental obligations. See Note 25 for further discussion of commitments related to the 1314B Partnership.

Distributions to the limited partners totaled $12 million and $22 million in 2007 and 2006, respectively.

Blackbird Acquisition Inc.

Blackbird Acquisition Inc. (Blackbird) is an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird. At December 31, 2007 and 2006, there were no property, plant and equipment balances consolidated through Blackbird.

U. S. Steel Receivables, LLC

U. S. Steel has a receivables purchase program. Trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned consolidated special purpose entity. USSR can then sell revolving interests in the receivables to certain commercial paper conduits. The Receivables Purchase Agreement expires on September 25, 2010.

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

As of December 31, 2007 and 2006, $350 million and $500 million was available to be sold under this facility. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We incurred costs of $4 million and $1 million in 2007 and 2006 relating to fees on the Receivables Purchase Agreement. These costs are included in other financial costs in the statement of operations.

The table below summarizes cash flows from and paid to USSR:

(In millions)	2007	2006
Proceeds from:
Collections reinvested	$10,757	$11,283
Servicing fee	9	10

The table below summarizes the trade receivables for USSR:

	December 31,
(In millions)	2007	2006
Balance of accounts receivable-net, purchased by USSR	$913	$862
Revolving interest sold to conduits	150	-

Accounts receivable - net, included in the accounts receivable balance on the balance sheet of U. S. Steel	$763	$862

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations.

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. DRB manages the development and marketing of the property. In accordance with a development agreement with DRB, U. S. Steel contributed a total of $7 million for development costs. As of December 31, 2007, U. S. Steel had received a total of $14 million in distributions from DRB, $4 million of which were received during 2007. During 2007 and 2006 the consolidation of DRB increased income from operations by $8 million in each year, which was partially offset by minority interests of $4 million in each year. At December 31, 2007 and 2006, DRB had total assets of $15 million and $16 million, respectively.

Chicago Lakeside Development, LLC

In the third quarter 2006, Chicago Lakeside Development, LLC (CLD) was established to develop 275 acres of land that U. S. Steel owns in Chicago, Illinois. During the predevelopment phase of the project (originally expected to last approximately eighteen months, but recently extended for an additional twelve months), CLD is investigating the feasibility of the project and planning the development. U. S. Steel is contributing approximately 45 percent of the costs incurred during this phase. If CLD proceeds with the development, U. S. Steel will contribute its land to the entity for development. During 2007 and 2006, U. S. Steel contributed $3 million to CLD. During 2007 and 2006, the consolidation of CLD reduced income from operations by $7 million and $6 million, which was partially offset by minority interests of $4 million and $3 million, respectively. At December 31, 2007 and 2006, CLD had total assets of $3 million and less than $1 million, respectively.

16.	Pensions and Other Benefits

U. S. Steel has non-contributory defined benefit pension plans that cover more than half of its employees in North America and defined benefit retiree health care and life insurance plans (Other Benefits) that cover the majority of its employees in North America upon their retirement. Benefits under the defined benefit plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits for most domestic salaried employees under these plans are based upon a percent of total career pensionable earnings. Most domestic salaried employees, including those not participating in the defined benefit pension plans of the Company, participate in defined contribution plans whereby the Company matches a certain percentage of salary based on service with the company and for those without defined benefit coverage, also provides a company provided retirement account benefit based on salary and attained age. Approximately 41 percent of U. S. Steel’s domestic union employees are currently covered by the Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked.

The majority of employees and retirees added with the purchase of USSC at the end of October 2007 participate in defined benefit plans covering both pensions and retiree health and life insurance. Pension benefits provided to salaried employees are based on final average pensionable earnings. Pension benefits for union employees are based upon years of service.

Most union employees and retirees added with the acquisition of Lone Star in June 2007 participate in defined benefit pension plans. Salaried employees of Lone Star primarily participate in defined contribution pension plans.

U. S. Steel’s defined benefit retiree health care and life insurance plans cover most domestic employees upon their retirement. Health care benefits are provided through hospital, surgical, major medical and drug benefit provisions or through health maintenance organizations, both subject to various cost sharing features, and in most cases domestically, an employer cap on total costs. Upon their retirement, most salaried employees in the United States are provided with only a flat dollar pre-Medicare benefit and a death benefit.

In December 2007, U. S. Steel and the USW agreed to a plan whereby the Company will provide health care and life insurance benefits to certain former National employees and their eligible dependents (the National addition) under a U. S. Steel insurance plan, using funds that had been accrued based on a provision of the 2003 Basic Labor Agreement with the USW. As a result of this agreement, our other postretirement benefit obligation increased by $314 million as of December 31, 2007.

Beginning in 2006, U. S. Steel concluded that annual payments to certain surviving spouses of union retirees over the remainder of their lives should be included in the calculation of the obligation for its retiree life insurance plan; in the past these payments were included as part of the main defined benefit pension plan. The current USW labor contract requires these payments only until the end of the contract term in 2008; however, since the payments have been provided under labor agreements in the past, in accordance with current accounting requirements, U. S. Steel assumes in its development of the liability, that these payments will continue for the lifetime of the surviving spouses.

The majority of U. S. Steel’s European employees are covered by government-sponsored programs into which U. S. Steel makes required contributions. Also, U. S. Steel sponsors defined benefit plans for most European employees covering benefit payments due to employees upon their retirement, some of which are government mandated. These same employees receive service awards throughout their careers based on stipulated service and, in some cases, age and service requirements.

In September 2006, the FASB issued FAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). U. S. Steel adopted the recognition provisions of FAS 158 as of December 31, 2006, which require that the funded status of defined benefit pension and other benefit plans be fully recognized on the balance sheet. The adoption of FAS 158 had no effect on the recognition of pension related costs in the income statement. Overfunded plans are recognized as an asset and underfunded plans are recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status are recognized as changes to accumulated other comprehensive income (AOCI) in shareholders’ equity. FAS 158 also requires additional disclosures about the annual effects on net periodic benefit cost arising from the recognition of the deferred actuarial gains or losses and prior service costs or credits. Additional minimum pension liabilities (AMLs) and the related intangible assets, if any, are no longer required.

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

U. S. Steel uses a December 31 measurement date for its plans and may have an interim measurement date if significant events occur. Below are details relating to Pension Benefits and Other Benefits.

	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Change in benefit obligations
Benefit obligations at January 1	$7,306	$7,784	$2,867	$2,811
Service cost	102	98	14	14
Interest cost	435	407	167	148
Acquisitions	3,807	-	1,137	-
National addition	-	-	314	-
Plan amendments	-	(103)	2	105
Actuarial (gains) losses	(51)	(120)	(116)	64
Exchange rate (gain) loss	(201)	5	(60)	-
Settlements, curtailments and termination benefits	3	(1)	-	-
Benefits paid	(763)	(764)	(236)	(275)

Benefit obligations at December 31	$10,638	$7,306	$4,089	$2,867
Change in plan assets
Fair value of plan at January 1	$7,516	$7,178	$660	$532
Actual return on plan assets	664	951	45	71
Employer contributions	162	140	498	80
Acquisitions	3,465	-	-	-
Exchange rate loss	(187)	-	-	-
Benefits paid from plan assets	(759)	(753)	(37)	(23)

Fair value of plan assets at December 31	$10,861	$7,516	$1,166	$660
Funded status of plans at December 31	$223	$210	$(2,923)	$(2,207)

Amounts recognized in accumulated other

        comprehensive income:

		2007
(In millions)	12/31/2006	Amortization	Activity	12/31/2007
Pensions
Prior Service Cost	$86	$(24)	$-	$62
Actuarial losses	1,943	(129)	(107)	1,707

Other Benefits
Prior Service Cost	(281)	33	2	(246)
Actuarial Losses	770	(40)	(128)	602

As of December 31, 2007 and 2006, the following amounts were recognized in the balance sheet:

(In millions)	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Noncurrent assets	$734	$330	$-	$-
Current liabilities	(100)	(7)	(292)	(270)
Noncurrent liabilities	(411)	(113)	(2,631)	(1,937)
Accumulated other comprehensive loss(a)	1,769	2,029	356	489

Net amount recognized	$1,992	$2,239	$(2,567)	$(1,718)
(a)	Accumulated other comprehensive loss effects associated with accounting for pensions and other benefits in accordance with FAS 158 at December 31, 2007 and accumulated other comprehensive loss effects associated with the adoption of FAS 158 and minimum pension liability adjustments at December 31, 2006, respectively, are reflected net of tax of $771 million and $955 million respectively, on the Statement of Stockholder’s Equity.

The ABO for all defined benefit pension plans was $10,303 million and $6,937 million at December 31, 2007 and 2006, respectively.

(In millions)	December 31,
	2007	2006
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(3,691)	$(94)
Aggregate projected benefit obligations (PBO)	(3,726)	(120)
Aggregate fair value of plan assets	3,237	-

The aggregate ABO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the balance sheet.

Following are the details of net periodic benefit costs related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$102	$98	$95	$14	$14	$12
Interest cost	435	407	430	167	148	150
Expected return on plan assets	(608)	(558)	(548)	(52)	(44)	(36)
Amortization – prior service costs	24	62	95	(33)	(45)	(46)
– actuarial losses	126	153	158	40	37	29

Net periodic benefit cost, excluding below	79	162	230	136	110	109
Multiemployer plans(a)	30	28	27	-	-	-
Settlement, termination and curtailment losses	20	12	23	-	-	-

Net periodic benefit cost	$129	$202	$280	$136	$110	$109
(a)	Primarily represents pension expense for the SPT covering USW employees hired from National and new USW employees hired after May 21, 2003.

Net periodic benefit cost for pensions and other benefits is projected to be $60 million and $140 million, respectively, in 2008. The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

(In millions)	Pension Benefits 2008	Other Benefits 2008
Amortization of actuarial loss	$103	$24
Amortization of prior service cost	24	(33)

Total recognized from other comprehensive income	$127	$(9)

Assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Weighted-average actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	5.67%	5.75%	5.69%	5.75%
Increase in compensation rate	4.00%	4.00%	4.00%	4.00%

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Weighted-average actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	5.74%	5.50%	5.75%	5.74%	5.50%	5.75%
Expected annual return on plan assets	7.94%	8.00%	8.00%	8.00%	8.00%	8.00%
Increase in compensation rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

The discount rate reflects the current rate at which the pension and other benefit liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several Merrill Lynch Average AAA/AA Corporate Bond indices and both the 30-year and the 10-year U.S. Treasury bond rates as a preliminary indication of interest rate movements and levels, and we also look to an internally calculated rate determined by matching our expected benefit payments to payments from a stream of AA or higher rated zero coupon corporate bonds theoretically available in the marketplace. Based on this evaluation at December 31, 2007, U.S. Steel maintained the discount rate used to measure both domestic Pension and Other Benefits obligations at 5.75 percent. For USSC benefit plans, a discount rate was selected through a similar review process using Canadian bond rates and indices. As a result of this review at December 31, 2007, a discount rate of 5.50 percent was chosen for the measurement of Canadian-based pension and other benefits. The average of the domestic and Canadian discount rates for pension and other benefits is 5.67 percent and 5.69 percent, respectively.

	2007		2006
Assumed health care cost trend rates at December 31:	U.S.	Canada
Health care cost trend rate assumed for next year	8.00%	6.90%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2014	2013

Assumed health care cost trend rates do not have a significant effect on more than half of the liabilities reported for our health care plans since domestic USW participants are covered by a cost cap that was negotiated in 2003, and which for the most part froze retiree medical costs for USW retirees after 2006. Escalation applicable to the 15 percent basic premium charged to USW retirees is a company cost whenever certain annual profit levels are met. Escalation has also been included in the actuarial calculations for the USSC health plans, the National addition and the former mineworkers of the Company. Escalation has not been calculated for most benefits for domestic non-union retirees whose benefits are limited to flat dollar amounts. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest components	$12	$(10)
Effect on other postretirement benefit obligations	301	(252)

Plan Assets

U. S. Steel’s Pension Benefits weighted-average asset allocations by asset category are as follows:

(In millions)	December 31, 2007		December 31, 2006
	Assets	Percent	Assets	Percent
Asset Category:
Domestic equity securities	$4,094	38%	$3,997	53%
Foreign equity securities – Non–Canadian	1,624	15%	914	12%
Foreign equity securities – Canadian	801	7%	19	0%
Debt securities – Non–Canadian	2,453	23%	2,096	28%
Debt securities – Canadian	1,352	12%	-	0%
Other	537	5%	490	7%

Total	$10,861	100%	$7,516	100%

U. S. Steel’s Other Benefits weighted-average asset allocations by asset category are as follows:

	December 31, 2007		December 31, 2006
(In millions)	Assets	Percent	Assets	Percent
Asset Category:
Domestic equity securities	$454	39%	$446	68%
Foreign equity securities	38	3%	27	4%
Short-term investments	499	43%	42	6%
Debt securities	147	13%	125	19%
Other	28	2%	20	3%

Total	$1,166	100%	$660	100%

U. S. Steel’s investment strategy for its domestic pension and retiree medical trusts provides that at least half of plan assets are invested in common stock with the balance primarily invested in bonds and other fixed-income securities. U. S. Steel believes that returns on common stock over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds and other fixed-income securities tend to offset some of the shorter-term volatility of common stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel is currently using an 8.00 percent assumed rate of return for purposes of the expected return on assets for the development of net periodic cost for the main defined benefit pension plan and Other Benefits. This rate was chosen by taking into account the intended asset mix and the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans, and for most intervening recent long-term periods, have exceeded this 8.00 percent rate. However, given the existing investment environment, it may be inappropriate to assume that similar returns could be achieved going forward. For USSC defined benefit pension plans, an average rate of return of 7.34 percent is being used for the development of net periodic costs in 2008. This rate was based on an investment strategy that provides that at least half of plan assets be invested in equity securities and that uses various external managers.

Cash Flows

Employer Contributions – U. S. Steel’s Board of Directors has authorized additional contributions to U. S. Steel’s trusts for pensions and health care of up to $300 million by the end of 2009. In 2007, U. S. Steel made voluntary contributions of $140 million to its main defined benefit pension plan and $23 million in required minimum contributions to the USSC and Lone Star plans. Additionally, U. S. Steel made cash payments of $17 million to pension plans not funded by trusts and $30 million to a multiemployer pension plan in 2007. In 2006, U. S. Steel made a $140 million voluntary contribution to its main defined benefit pension plan and cash payments of $22 million and $29 million to pension plans not funded by trusts and a multiemployer pension plan, respectively.

In December 2007, U. S. Steel contributed $468 million to its trust for retiree health care and life insurance in conjunction with an agreement with the USW for the National addition.

U. S. Steel also made a $30 million and an $80 million cash contribution to its trusts for retiree health care and life insurance in 2007 and 2006, respectively. In addition, cash payments totaling $213 million and $232 million were made for other postretirement benefit payments not funded by trusts in 2007 and 2006, respectively. These payments exclude amounts which were paid with Medicare Part D Government subsidy funds.

In conjunction with the acquisition of Stelco, now USSC, (see Note 4), U. S. Steel assumed the Pension Plan Funding Agreement (the Pension Agreement) that Stelco had entered into with the Superintendent of Financial Services of Ontario (the Province) on March 31, 2006 that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$65 million (approximately $65 million) per year (C$70 million (approximately $70 million) effective 2011 and later) and additional annual contributions for benefit improvements, which currently are limited to the union retiree indexing provisions. The defined annual contributions will be continued until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2008	$1,000	$335
2009	915	360
2010	900	335
2011	890	335
2012	895	320
Years 2013 - 2017	4,165	1,460

Settlements, terminations and curtailments

During the fourth quarter of 2007, approximately 1,500 USSK employees (or 10 percent of the USSK workforce) accepted a voluntary early retirement plan (VERP). Employee severance and net employee benefit charges of $57 million (including $15 million of termination losses) were recorded for these employees in 2007. Of this expense, $11 million was recorded in selling, general, and administrative expenses and $46 million was recorded in cost of sales. Cash payments of $24 million have been made to 670 employees who left the company prior to December 31, 2007. The remaining employees will leave the company throughout 2008.

During the third quarter of 2006, approximately 1,800 USSS employees (or 23 percent of the USSS workforce) accepted a severance or VERP. Employee severance and net employee benefit charges of $21 million (including $12 million in settlement, termination and curtailment losses) were recorded for these employees in 2006. Of this expense, $4 million was recorded in selling, general, and administrative expenses and $17 million was recorded in cost of sales. As of March 31, 2007, all employees included in the VERP had left the company and $24 million of cash payments had been made.

In conjunction with the VERP that was begun in the third quarter 2006, USSS retained the option to eliminate additional positions. The program was complete as of June 30, 2007 and approximately 500 employees had left the company under the second phase of the program. Employee severance and net employee benefit charges of $7 million (including $1 million of termination losses) were recognized in the first half of 2007. Of this expense, $2 million was recorded in selling, general, and administrative expenses, $5 million was recorded in cost of sales and cash payments of $7 million had been made.

During 2005, a VERP was offered to certain employees of USSK and special termination benefit charges of $20 million were recorded for those employees who accepted the offer during 2005. Of this expense, $18 million was recorded in selling, general and administrative expenses and $2 million was recorded in cost of sales.

Defined contribution plans

U. S. Steel also contributes to several defined contribution plans for its salaried employees. Since July 1, 2003, non-union salaried employees hired in the United States receive pension benefits through a defined contribution pension plan with defined percentages based on their age, for which company contributions totaled $9 million, $6 million and $5 million in 2007, 2006 and 2005, respectively. U. S. Steel’s contributions to salaried employees’ defined contribution savings fund plans, which for the most part are based on a percentage of the employees’ salary depending on years of service, totaled $17 million in 2007, $15 million in 2006 and $13 million in 2005, respectively. Most union employees are eligible to participate in a defined contribution savings fund plan where there is no company match on savings. U. S. Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans. U. S. Steel’s costs under these defined contribution plans totaled less than $1 million in each of 2007, 2006 and 2005.

Coal Act changes

The Coal Industry Retiree Health Benefit Act of 1992 (“the Coal Act”) assigned a tax-like obligation to U. S. Steel for the postretirement medical and death benefit obligations of former United Mine Workers of America (UMWA) miners, including many who may have worked for the Company at one point prior to 1987 and some who are considered orphans of the mining industry since the coal companies they retired from are no longer in existence. The Company’s obligation under the Coal Act is considered part of Other Benefits for accounting purposes and is part of the obligation shown that was subject to the FAS 158 changes that required that the total liability, including amounts that were previously permitted to be deferred, be recorded on the balance sheet as of December 31, 2006. The differences between the total liability and the amounts previously accrued are now recognized in accumulated other comprehensive income. Legislation that became effective in December 2006 amended the Coal Act, to provide alternative funding mechanisms for the plans covered by the Coal Act, and reduced the exposure to orphan miner and other beneficiary costs for signatories assigned by the Coal Act. As a result of this amendment, U. S. Steel recognized a reduction of $44 million to its accumulated post retirement benefit obligation (APBO) projected under the Coal Act at December 31, 2006.

Other postemployment benefits

The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the provisions of Financial Accounting Standards Board Statement No. 112, “Employers’ Accounting for Postemployment Benefits,” have historically been treated as accrued benefit obligations, similar to the accounting treatment provided for pensions and other benefits. Effective with the adoption of FAS 158 at December 31, 2006, these obligations are directly recorded on the balance sheet. A $35 million credit, which is the difference between the accrued and actual APBO obligations as of December 31, 2006, is included as part of accumulated other comprehensive income. APBO obligations recorded at December 31, 2007, total $134 million for these benefits as compared to $138 million at December 31, 2006. Obligation amounts were developed assuming a discount rate of 5.75 percent at December 31, 2007 and 2006. Net periodic benefit cost for these benefits is projected to be $12 million in 2008 compared to $12 million in each of 2007 and 2006. The projected cost in 2008 includes $5 million in unrecognized actuarial gains that will be recorded against accumulated other comprehensive income.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

Estimated actuarial savings related to the Medicare Act stemming from participant withdrawals from the Company drug plan by USW medicare retirees and the associated impacts on premium rates were approximately $184 million as of December 31, 2007, which is reflected as a reduction to the reported APBO for Other Benefits noted above. Participant withdrawals from the company’s optional drug program started to occur in 2006 as some participants sought more affordable drug coverage under Medicare Part D benefits. Fewer than expected participant withdrawals during the first and second years of the program have occurred and as a result projected participant withdrawal rates were reduced at December 31, 2007 to reflect a lower than initially expected withdrawal of participants into the Medicare Part D program during the period 2008 through 2012. Also, a cost cap on drug and other medical costs that took effect in 2006 under provisions of the USW Basic Labor Agreement (BLA) froze all company costs at a fixed per capita rate for 2007 and subsequent years. However, 15 percent of the basic hospital and physician services’ costs, otherwise part of the retirees’ premium rate responsibility, is recognized as Company cost due to provisions of the BLA known as the Profit Offset, whereby a percentage of U. S. Steel profits in excess of a threshold is earmarked to cover certain retiree basic premiums. Since the cost cap is expected to cause increasingly higher premiums for retirees in each subsequent year, the higher premiums are expected to accelerate the participant withdrawal rates in 2008 and later years.

The Company benefits from the Medicare Part D drug subsidies available under the Medicare Act for primarily the Mineworker medicare retiree population. Most subsidies collected for other medicare participants are provided to retirees by way of a reduction to their insurance premiums. The Company collected $22 million and $20 million in 2007 and 2006, respectively, which was subsequently used to pay benefits. The Company anticipates a benefit of approximately $66 million at December 31, 2007, and this is included as a reduction to the reported APBO for Other Benefits noted above.

There may be further assumption changes relative to participant withdrawal rates in future years, which could occur at a faster or slower pace than has been assumed, and the estimated savings could be greater or less than the savings identified currently.

Pension Protection Act

Passed into law in August 2006, the Pension Protection Act prescribes a new methodology for calculating the minimum amount companies must contribute to their defined benefit pension plans beginning in 2008. While U. S. Steel continues to study various aspects of the legislation, preliminary estimates are that we will not be required to make annual cash contributions for the first several years. U. S. Steel made a voluntary contribution of $140 million to the main domestic defined benefit pension plan in 2007. U. S. Steel may also make voluntary contributions of similar amounts in future periods, consistent with our long term funding goals, considered in light of the new minimum funding rules. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial markets, the elective use or disavowal of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years.

17.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2007 and 2006:

	December 31,
(In millions)	2007	2006
Balance at beginning of year	$33	$27
Additional obligations incurred	1	-
Foreign currency translation effects	3	3
Accretion expense	3	3

Balance at end of year	$40	$33

Certain AROs related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate fair value.

18. Common Stock Repurchase Program, Common Stock and Preferred Stock

In July 2005, U. S. Steel commenced its Common Stock Repurchase Program that allows for the repurchase of its common stock from time to time in the open market or privately negotiated transactions. During 2007 and 2006, U. S. Steel repurchased 1,189,900 and 7,247,600 shares of common stock for $117 million and $442 million, respectively, under this program. As of December 31, 2007, the repurchase of an additional 6,461,300 shares has been authorized.

In February 2003, U. S. Steel sold 5 million shares of 7 percent Series B Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Series B Preferred) for net proceeds of $242 million. The Series B Preferred had a dividend yield of 7 percent, a 20 percent conversion premium (for an equivalent conversion price of $15.66 per common share) and were converted into approximately 16 million shares of U. S. Steel common stock on June 15, 2006. During 2006, preferred stock dividends reduced retained earnings by $8 million.

19. Stockholder Rights Plan

Effective December 31, 2001, U. S. Steel adopted a Stockholder Rights Plan and declared a dividend distribution of one right for each share of its common stock. Each right becomes exercisable, at a price of $110, after any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for 15 percent or more of the outstanding voting power represented by the outstanding Voting Stock, except pursuant to a qualifying all-cash tender offer for all outstanding shares of Voting Stock which results in the offeror owning shares of Voting Stock representing a majority of the voting power (other than Voting Stock beneficially owned by the offeror immediately prior to the offer). If the rights become exercisable, each right will entitle the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Preferred Stock or, upon the acquisition by any person of 15 percent or more of the outstanding voting power represented by the outstanding Voting Stock (or, in certain circumstances, other property), common stock having a market value of twice the exercise price. After a person or group acquires 15 percent or more of the outstanding voting power, if U. S. Steel engages in a merger or other business combination where it is not the surviving corporation or where it is the surviving corporation and the Voting Stock is changed or exchanged, or if 50 percent or more of U. S. Steel’s assets, earnings power or cash flow are sold or transferred, each right will entitle the holder to purchase common stock of the acquiring entity having a market value of twice the exercise price. The rights and the exercise price are subject to adjustment. The rights will expire on December 31, 2011, unless such date is extended or the rights are earlier redeemed by U. S. Steel before they become exercisable. Under certain circumstances, the Board of Directors has the option to exchange one share of the respective class of Voting Stock for each exercisable right.

20. Fair Value of Financial Instruments

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 22, by individual balance sheet account. U. S. Steel’s financial instruments at December 31, 2007 and 2006, were:

	December 31, 2007		December 31, 2006
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Cash and cash equivalents	$401	$401	$1,422	$1,422
Receivables	1,924	1,924	1,671	1,671
Receivables from related parties	153	153	133	133
Investments and long-term receivables(a)	20	20	28	28

Total financial assets	$2,498	$2,498	$3,254	$3,254
Financial liabilities:
Accounts payable	$1,703	$1,703	$1,320	$1,320
Accounts payable to related parties	62	62	59	59
Accrued interest	20	20	31	31
Debt(b)	3,110	3,171	949	906

Total financial liabilities	$4,895	$4,956	$2,359	$2,316
(a)	Excludes equity method investments and split dollar life insurance.
(b)	Excludes capital lease obligations.

The fair value of financial instruments classified as current assets or liabilities approximates the carrying value due to the short-term maturity of the instruments. The fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. U. S. Steel is subject to market risk and liquidity risk related to its investments; however, these risks are not readily quantifiable. The fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees, see Note 25.

21. Supplemental Cash Flow Information

(In millions)	2007	2006	2005
Net cash provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(189)	$(162)	$(107)
Income taxes paid(a)	(142)	(277)	(291)
Income tax settlements received from Marathon	-	34	7
Interest on tax settlements received from Marathon	13	-	-
Noncash investing and financing activities:
U. S. Steel common stock issued for employee stock plans	$34	$23	$1
Assets acquired through capital leases	-	-	20
(a)	Includes amounts paid to the FDIC in lieu of taxing authorities in accordance with an agreement between Lone Star and the FDIC (see Note 4).

22. Derivative Instruments

The following table sets forth quantitative information by class of derivative instrument at December 31, 2007 and 2006:

(In millions)	Fair Value Assets(a)	Carrying Amount Assets
Non-Hedge Designation:
OTC forward currency contract:(b)
December 31, 2007	$(1)	$(1)
December 31, 2006	4	4
(a)	The fair value amounts are based on exchange-traded prices and dealer quotes.
(b)	The arrangements vary in duration.

23. Transactions with Related Parties

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, transportation services and fees for providing various management and other support services to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Sales and service transactions with equity investees were $1,172 million, $961 million and $907 million in 2007, 2006 and 2005, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties. Receivables from related parties also include receivables related to tax settlements with Marathon (see Note 9) amounting to $13 million at December 31, 2006.

Purchases from equity investees for outside processing services amounted to $46 million, $38 million and $32 million during 2007, 2006 and 2005, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) under an agreement whereby U. S. Steel provides marketing, selling and customer service functions, including invoicing and receivables collection, for PRO-TEC. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. Payables to PRO-TEC under the agreement were $59 million and $57 million at December 31, 2007 and 2006, respectively. Payables to other equity investees totaled $3 million and $2 million at December 31, 2007 and 2006, respectively.

24. Leases

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Leases	Operating Leases
2008	$21	$76
2009	21	46
2010	21	37
2011	21	30
2012	21	23
Later years	-	66
Sublease rentals	-	(26)

Total minimum lease payments	105	$252
Less imputed interest costs	20

Present value of net minimum lease payments included in long-term debt (see Note 14)	$85

Operating lease rental expense:

(In millions)	2007	2006	2005
Minimum rentals	$94	$132	$131
Contingent rentals	8	11	17
Sublease rentals	(5)	(9)	(11)

Net rental expense	$97	$134	$137

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

Asbestos matters – As of December 31, 2007, U. S. Steel was a defendant in approximately 325 active cases involving approximately 3,000 plaintiffs, including cases involving the businesses acquired from Lone Star. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). Almost 2,650, or approximately 88 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon

U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During 2007, U. S. Steel paid approximately $9 million in settlements. These settlements, and other dispositions resolved approximately 1,230 claims. New case filings in 2007 added approximately 530 claims. At December 31, 2006, U. S. Steel was a defendant in approximately 300 active cases involving approximately 3,700 plaintiffs. During 2006, U. S. Steel paid approximately $8 million in settlements. These settlements, and other dispositions resolved approximately 5,150 claims. New case filings in 2006 added approximately 450 claims. Most claims filed in 2006 and 2007 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

Historically, these claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); (2) claims made by industrial workers allegedly exposed to products manufactured by U. S. Steel; and (3) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel. While U. S. Steel has excess casualty insurance, these policies have multi-million dollar self-insured retentions. To date, U. S. Steel has not received any payments under these policies relating to asbestos claims. In most cases, this excess casualty insurance is the only insurance applicable to asbestos claims.

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 150 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

In many cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises; however, with the decline in mass plaintiff cases, the incidence of claimants actually alleging a claim against U. S. Steel is increasing. In addition, in many asbestos cases, the claimants have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.

The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. The vast majority of pending claims against U. S. Steel allege so-called “premises” liability-based exposure on U. S. Steel’s current or former premises. These claims are made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers. In most cases the claimant also was exposed to asbestos in non U. S. Steel settings; the relative periods of exposure between U. S. Steel and non U. S. Steel settings vary with each claimant; and the strength or weakness of the causal link between U. S. Steel exposure and any injury vary widely.

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition, although the resolution of such matters could significantly impact results of operations for a particular quarter. Among the factors considered in reaching this conclusion are: (1) that over the last several years, the total number of pending claims has generally declined; (2) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (3) U. S. Steel’s history of trial outcomes, settlements and dismissals.

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities, totaled $142 million at December 31, 2007, of which $20 million was classified as current, and $140 million at December 31, 2006, of which $18 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $25 million, $20 million and $41 million for the years ended December 31, 2007, 2006 and 2005, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 20 percent.

Remediation Projects

U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations, that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)	Projects with Ongoing Study and Scope Development are those projects which are still in the study and development phase. For these projects the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and cost estimates cannot be determined. Therefore material additional costs are reasonably possible.

(2)	Significant Projects with Defined Scope are those projects with significant accrued liabilities, a defined scope and little likelihood of material additional costs.

(3)	Other Projects are those projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be material, and those projects for which we do not yet possess sufficient information to form a judgment about potential costs.

Projects with Ongoing Study and Scope Development – There are six environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs, (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), and the Fairless Plant), a voluntary remediation program at the former steel making plant at Joliet, Illinois, and one state Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) program at the Duluth St. Louis Estuary and Upland Project. As of December 31, 2007, accrued liabilities for these projects totaled $2 million for the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects may prove insignificant or could range in the aggregate up to $25 million. The scope of the UPI and the Duluth projects, depending on agency negotiations, could become defined in 2008. During 2007, the scope of two projects, the Gary Works West Grand Calumet Lagoon Project and a Fairfield Works RCRA program, were defined and they are now included in other categories.

Significant Projects with Defined Scope – As of December 31, 2007, a total of $67 million was accrued for the West Grand Calumet Lagoon and other projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site, as well as the Municipal Industrial & Disposal Company (MIDC) CERCLA site in Elizabeth, PA, where the scope of the work is well developed. U. S. Steel does not expect material additional costs related to these projects.

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including for the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the project, has developed work plans, is conducting field investigations and has begun remediation on some areas of the site for which U. S. Steel has sole responsibility. U. S. Steel had an accrued liability of $22 million as of December 31, 2007 for its share of the remaining costs of remediation.

Other Projects – There are seven other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2007 was $15 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million, including a Fairfield Works RCRA program that was defined in 2007. The total accrued liability for these projects at December 31, 2007 was $8 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $18 million at December 31, 2007 and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2007, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2007 and 2006 such capital expenditures totaled $72 million and $76 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements. Acquisition of additional facilities such as Lone Star and Stelco increase these requirements.

CO2 Emissions – Many nations, including the United States, are considering regulation of CO2 emissions. International negotiations to supplement or replace the 1997 Kyoto Protocol are ongoing. The integrated steel process involves a series of chemical reactions involving carbon that create CO2. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. Canada and the European

Union have established greenhouse gas regulations and the United States may do so. Such regulations may entail substantial capital expenditures, restrict production, and raise the price of coal and other carbon based energy sources.

In 2004, the European Commission (EC) approved a national allocation plan, for the period 2005 through 2007 (NAP I) that reduced Slovakia’s originally proposed CO2 allocation by approximately 14 percent, and following that decision the Slovak Ministry of the Environment (Ministry) imposed an 8 percent reduction to the amount of CO2 allowances originally requested by USSK. Subsequently, USSK filed legal actions against the EC and the Ministry challenging these reductions. The challenge against the EC was dismissed on grounds of inadmissibility. USSK purchased CO2 allowances needed to cover its shortfall for the NAP l allocation period. Based on the actual value of allowances already purchased, a short-term other liability of $2 million was recognized on the balance sheet as of December 31, 2007. At December 31, 2006, based on the actual value of allowances already purchased and the current market value of CO2 allowances remaining to be purchased, a long-term liability of $7 million was recognized on the balance sheet. On November 29, 2006, the EC issued a decision that Slovakia would be granted 25 percent fewer CO2 allowances than were requested by Slovakia in its proposed national allocation plan for the second CO2 trading period of 2008 through 2012 (NAP II). The Ministry has not yet made an allocation of Slovakia’s CO2 allowances to companies within Slovakia for the NAP II period, but has submitted to the EC a revised allocation plan that would award USSK more annual allowances than were awarded to USSK under the Slovak NAP I plan. Slovakia has withdrawn its legal challenge against the EC regarding NAP II, and the challenge by USSK is on appeal, after having been dismissed at the lower court on grounds of inadmissibility.

On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution (The Plan). The federal government plans to set mandatory reduction targets on all major greenhouse gas producing industries to achieve an absolute reduction of 150 megatonnes in greenhouse gas emissions from 2006 levels by 2020. Facilities operating in 2006 will be required to cut their greenhouse gas emissions intensity by 18 percent by 2010 with a further 2 percent reduction in each following year. Implementing regulations are expected to be issued for public comment in the spring of 2008. Companies will be able to choose the most cost-effective way to meet their targets from a range of options. Environment Canada has indicated that the proposed rules will contain exemptions for fixed process gas emissions industries, including steel, for which an exemption of 62 percent of greenhouse gas emissions is contemplated. Certain provinces have enacted climate change rules and Ontario may also do so. The impact on USSC cannot be estimated at this time.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $142 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – The guarantee of the liabilities of unconsolidated entities of U. S. Steel totaled $15 million at December 31, 2007. In the event that any default related to the guaranteed liabilities occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

Contingencies related to the Separation from Marathon – In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $32 million as of December 31, 2007 may be declared immediately due and payable.

Lone Star and USSC Contingencies

The various contingencies noted above apply to the facilities and businesses acquired from Lone Star and Stelco in generally the same manner that they impact U. S. Steel facilities and businesses. Both transactions were consummated by acquiring the equity interests of Lone Star and Stelco and as a result all of the assets, liabilities and contingencies of the two companies are now included in U. S. Steel’s consolidated financial statements.

In connection with the Stelco acquisition, U. S. Steel made a number of commitments to the Canadian government under the Investment Canada Act, one of which was a commitment of C$200 million (approximately $200 million) in capital expenditures through 2012. U. S. Steel also committed to the Ontario government that it would invest C$100 million (approximately $100 million) at Hamilton Works, which will count against the national investment commitment. In addition, U. S. Steel committed to maintain employment levels, increase exports from Canada and bring technology and research results to USSC. U. S. Steel also guaranteed certain funding obligations for USSC’s main pension plans that are included in these financial statements and discussed in Note 16.

The Canadian and Ontario governments have each made commitments for the environmental remediation of Randall Reef in Hamilton Harbour. Stelco had committed to supply steel necessary for this project. USSC has inherited this commitment and has accrued a liability equal to the estimated cost of supplying such steel. It is possible that additional commitments may be sought or imposed on USSC, but the nature and extent thereof cannot be estimated at this time.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $22 million at December 31, 2007). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

1314B Partnership – See description of the partnership in Note 15. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at December 31, 2007, including interest and tax gross-up, is approximately $660 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental and certain other obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $143 million as of December 31, 2007, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At December 31, 2007, U. S. Steel’s contract commitments to acquire property, plant and equipment totaled $434 million.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2007(a)				2006
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Net sales	$4,535	$4,354	$4,228	$3,756	$3,774	$4,106	$4,107	$3,728
Segment income from operations:
Flat-rolled	53	170	92	75	31	230	212	127
USSE	85	152	244	206	182	219	188	125
Tubular	83	74	97	102	144	164	146	177

Total reportable segments	221	396	433	383	357	613	546	429
Other Businesses	36	37	1	2	57	39	33	-
Items not allocated to segments	(141)	(73)	(43)	(39)	(73)	(91)	(65)	(60)

Total income from operations	116	360	391	346	341	561	514	369
Net income	35	269	302	273	297	417	404	256
Common stock data
Net income per share
- Basic	$0.29	$2.28	$2.55	$2.31	$2.51	$3.44	$3.60	$2.31
- Diluted	$0.29	$2.27	$2.54	$2.30	$2.50	$3.42	$3.22	$2.04
Dividends paid per share	$0.20	$0.20	$0.20	$0.20	$0.20	$0.15	$0.15	$0.10
Price range of common stock
- Low	$85.05	$74.41	$99.07	$68.83	$54.18	$53.63	$56.15	$48.05
- High	$121.12	$116.37	$127.26	$101.60	$79.01	$70.66	$77.77	$64.47
(a)	Includes the operations of Lone Star following the acquisition on June 14, 2007, and the operations of USSC following the acquisition on October 31, 2007.

SUPPLEMENTARY INFORMATION ON MINERAL RESERVES OTHER THAN OIL AND GAS

(Unaudited)

Mineral Reserves

U. S. Steel operates two surface iron ore mining complexes in Minnesota consisting of the Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant. As part of the acquisition of Stelco, U. S. Steel acquired interests in the iron ore mining assets of Tilden Mining Company, LLC, Hibbing Taconite Company and Wabush Mines.

The following table provides a summary of our reserves and minerals production by mining complex:

		Proven and Probable Reserves As of December 31, 2007			Production
(Millions of short tons)		Owned	Leased	Total	2007	2006	2005
Iron ore pellets:
Minntac Mine and Pellet Plant		146	464	610	15.1	16.3	16.5
Keetac Mine and Pellet Plant		7	147	154	5.7	5.8	5.8
Tilden Mining Company, LLC	*	-	42	42	0.1	-	-
Hibbing Taconite Company	*	1	23	24	0.2	-	-
Wabush Mines	*	-	19	19	0.4	-	-

Total		154	695	849	21.5	22.1	22.3
*	Represents U. S. Steel’s proportionate share of proven and probable reserves as these investments are unconsolidated equity affiliates. The production data represents U. S. Steel’s proportionate share of production following the acquisition of Stelco on October 31, 2007.

Iron Ore Reserves

Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. The estimate of proven and probable reserves is of recoverable tons. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Neither inferred reserves nor resources that exist in addition to proven and probable reserves were included in these figures. At December 31, 2007, all 849 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its operating mines and are of blast furnace pellet grade.

U. S. Steel estimates its iron ore reserves using physical inspections, sampling, laboratory testing, 3-D computer models, economic pit analysis and fully-developed pit designs for its operating mines. These estimates are reviewed and reassessed from time to time. The most recent such review for the two operating mines owned by U. S. Steel was conducted in 2005 and led U. S. Steel to reduce its determination of proven and probable reserves mainly due to excluding areas where sampling and measurement did not meet its new 600-foot drill spacing standard, based on updated geostatistical studies.

FIVE-YEAR OPERATING SUMMARY (Unaudited)

(Thousands of tons, unless otherwise noted)	2007	2006	2005	2004	2003
Raw Steel Production
Gary, IN	6,138	5,947	5,009	6,446	6,506
Great Lakes, MI(a)	2,901	3,136	3,002	3,153	1,921
Mon Valley, PA	2,764	2,579	2,708	2,798	2,657
Granite City, IL(a)	2,411	2,468	2,541	2,545	1,674
Fairfield, AL	2,134	2,225	2,083	2,324	2,156
Lake Erie, Ontario, Canada(b)	195	-	-	-	-
Hamilton, Ontario, Canada(b)	295	-	-	-	-

Total North American facilities	16,838	16,355	15,343	17,266	14,914
USSK	5,147	5,205	4,547	4,532	4,691
USSS(c)	1,645	1,857	1,336	1,153	146

Total	23,630	23,417	21,226	22,951	19,751

Raw Steel Capability
North America(d)	20,217	19,400	19,400	19,400	16,887
USSE(c)	7,400	7,400	7,400	7,400	5,737

Total	27,617	26,800	26,800	26,800	22,624

Production as % of total capability:
North America	83.3	84.3	79.1	89.0	88.3
USSE	91.8	95.4	79.5	76.8	84.3

Coke Production(e)
North America(d)	5,642	5,813	6,092	6,644	5,433
USSE	1,703	1,702	1,696	1,731	1,731

Total	7,345	7,515	7,788	8,375	7,164

Iron Ore Pellet Production(f)
Total	20,846	22,062	22,282	22,884	18,608

Steel Shipments by Product - North American Facilities(g)(h)
Sheets	12,881	12,757	11,779	14,037	11,782
Tin mill products	1,288	1,318	1,388	1,443	1,105
Tubular	1,422	1,191	1,156	1,092	882
Semi-finished, bars and plates(i)	378	105	129	155	630

Total	15,969	15,371	14,452	16,727	14,399

Steel Shipments by Product - USSE(c)(h)
Sheets	4,343	4,277	3,748	3,783	3,381
Tin mill products	618	587	561	510	320
Tubular	91	150	140	158	145
Semi-finished and plates	1,087	1,247	762	589	1,003

Total	6,139	6,261	5,211	5,040	4,849

Steel Shipments - Total	22,108	21,632	19,663	21,767	19,248

(a)	These facilities were acquired on May 20, 2003, as part of the acquisition of National.
(b)	These facilities were acquired on October 31, 2007, as part of the acquisition of Stelco.
(c)	Includes the operations of USSS following the acquisition on September 12, 2003.
(d)	Includes the operations of National following the acquisition on May 20, 2003, and the operations of USSC following the acquisition on October 31, 2007.
(e)	Includes the consolidation of Clairton 1314B Partnership, LLP as of January 1, 2004.
(f)	Does not include production of equity investees of U. S. Steel.
(g)	Includes the operations of National following the acquisition on May 20, 2003, the operations of Lone Star following the acquisition on June 14, 2007, and the operations of USSC following the acquisition on October 31, 2007.
(h)	Does not include shipments by joint ventures and other equity investees of U. S. Steel.
(i)	In November 2003, U. S. Steel disposed of the Gary Works plate mill.

FIVE-YEAR OPERATING SUMMARY (Unaudited) (Continued)

(Thousands of net tons, unless otherwise noted)	2007	2006	2005	2004	2003
Steel Shipments by Market - North American Facilities(a)(b)
Steel service centers	3,151	3,242	3,176	4,276	4,174
Further conversion:
Trade customers	2,161	1,821	1,639	1,953	1,576
Joint ventures	2,037	1,808	1,744	2,017	1,728
Transportation (including automotive)	2,630	2,518	2,451	2,559	2,153
Construction and construction products	1,045	1,263	1,079	1,774	1,309
Containers	1,301	1,317	1,297	1,361	1,092
Appliances & electrical equipment	1,055	1,198	1,031	829	726
Oil, gas and petrochemicals	1,460	1,073	1,055	987	724
Export from the United States	656	743	609	627	613
All other	473	388	371	344	304

Total	15,969	15,371	14,452	16,727	14,399

Steel Shipments by Market - USSE(a)(c)
Steel service centers	1,264	1,367	807	1,050	797
Further conversion:
Trade customers	897	1,267	1,302	1,060	1,293
Joint ventures	-	-	-	-	12
Transportation (including automotive)	493	439	372	314	359
Construction and construction products	1,847	1,526	1,109	1,090	1,226
Containers	563	566	531	456	359
Appliances & electrical equipment	489	512	402	328	224
Oil, gas and petrochemicals	10	41	33	40	40
All other	576	543	655	702	539

Total	6,139	6,261	5,211	5,040	4,849

Steel Shipments by Segment(a)(b)(c)
Flat-rolled	14,534	14,180	13,296	15,635	13,517
USSE	6,139	6,261	5,211	5,040	4,849
Tubular	1,435	1,191	1,156	1,092	882

Total steel shipments	22,108	21,632	19,663	21,767	19,248

Average Steel Price Per Ton
Flat-rolled	$642	$634	$617	$574	$422
USSE	720	608	610	529	358
Tubular	1,335	1,499	1,326	863	630
(a)	Does not include shipments by joint ventures and other equity investees or intersegment shipments.
(b)	Includes the operations of National following the acquisition on May 20, 2003, the operations of Lone Star following the acquisition on June 14, 2007, and the operations of USSC following the acquisition on October 31, 2007.
(c)	Includes the operations of USSS following the acquisition on September 12, 2003.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited)

(Dollars in millions, except per share amounts)	2007(a)	2006	2005	2004	2003(b)
Net sales by segment:
Flat-rolled(c)	$10,351	$10,042	$9,254	$10,064	$6,614
USSE	4,667	3,977	3,346	2,839	1,828
Tubular	1,985	1,798	1,546	941	573
Straightline(d)	-	-	-	-	138
Other Businesses	1,407	1,378	1,204	1,128	1,039

Total reportable segments	18,410	17,195	15,350	14,972	10,192
Intersegment sales	(1,537)	(1,480)	(1,311)	(997)	(864)

Total	$16,873	$15,715	$14,039	$13,975	$9,328

Segment income (loss):
Flat-rolled(c)	$390	$600	$602	$1,185	$(54)
USSE	687	714	502	439	214
Tubular	356	631	528	197	(25)
Straightline(d)	-	-	-	-	(70)

Total reportable segments	1,433	1,945	1,632	1,821	65
Other Businesses	76	129	43	58	15
Items not allocated to segments	(296)	(289)	(236)	(254)	(799	)(e)

Total income (loss) from operations	1,213	1,785	1,439	1,625	(719)
Net interest and other financial costs	105	62	127	115	96
Income tax provision (benefit)	218	324	365	356	(452)
Net income (loss) before extraordinary item and cumulative effects of changes in accounting principles	$879	$1,374	$910	$1,121	$(363)
Per common share:
- Basic	7.44	11.88	7.87	9.87	(3.67)
- Diluted	7.40	11.18	7.00	8.72	(3.67)
Net income (loss)	879	1,374	910	1,135	(420)
Per common share:
- Basic	7.44	11.88	7.87	10.00	(4.22)
- Diluted	7.40	11.18	7.00	8.83	(4.22)
(a)	Includes Lone Star from the date of acquisition on June 14, 2007 and USSC from date of acquisition on October 31, 2007.
(b)	Includes National from the date of acquisition on May 20, 2003 and USSS from date of acquisition on September 12, 2003.
(c)	Includes the 1314B Partnership effective January 1, 2004.
(d)	As of January 1, 2004, residual results of Straightline are included in the Flat-rolled segment.
(e)	Includes $683 million of restructuring charges.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited) (Continued)

(Dollars in millions, unless otherwise noted)	2007		2006		2005		2004		2003
Balance Sheet Position at Year-End
Current assets	$4,959		$5,196		$4,842		$4,351		$3,166
Net property, plant & equipment	6,688		4,429		4,015		3,627		3,414
Total assets	15,632		10,586		9,822		11,064		7,897
Short-term debt and current maturities of long-term debt	110		82		249		8		43
Other current liabilities	2,893		2,620		2,500		2,527		2,083
Long-term debt	3,147		943		1,363		1,363		1,890
Employee benefits	3,187		2,174		2,008		2,125		2,382
Total stockholders’ equity	5,531		4,365		3,324		4,074		1,153
Cash Flow Data
Net cash provided by operating activities	$1,745		$1,681		$1,218		$1,400		$577
Capital expenditures	692		612		741		579		316
Dividends paid	95		77		60		39		35
Employee Data
Total employment costs	$2,991	(a),(b)	$2,843	(c)	$2,693	(d)	$2,646	(e)	$2,221	(f),(g)
Average North America employment costs (dollars per hour)	$48.29	(b)	$49.88		$49.64		$48.96	(e)	$41.51	(f)
Average number of North America employees	26,301	(b)	21,218		21,026		21,091		23,245	(f)
Average number of USSE employees	21,665		23,639		25,173		25,640		25,038	(g)
Number of pensioners at year-end	82,830		73,023		80,602		84,254		87,576
Stockholder Data at Year-End
Common shares outstanding, net of treasury shares (millions)	118.0		118.5		108.8		114.0		103.7
Registered shareholders (thousands)	22.6		25.2		27.6		31.9		44.6
Market price of common stock	$120.91		$73.14		$48.07		$51.25		$35.02
(a)	Includes charges for the voluntary early retirement programs at USSS of $1 million and $15 million at USSK.
(b)	Includes Lone Star and USSC from dates of acquisition on June 14, 2007 and October 31, 2007, respectively.
(c)	Includes charges of $9 million for the workforce reduction program at USSS.
(d)	Includes settlement charges of $23 million principally as a result of the voluntary early retirement program at USSK.
(e)	Includes $17 million settlement loss for a non-qualified defined benefit pension plan and $5 million of termination and curtailment losses for a small Canadian defined benefit pension plan.
(f)	Includes National from date of acquisition on May 20, 2003, and excludes $623 million of workforce restructuring charges.
(g)	Includes USSS from date of acquisition on September 12, 2003.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

As a result of our acquisition of U. S. Steel Canada Inc. (formerly Stelco Inc.) in October 2007, our internal control over financial reporting now includes the operations of U. S. Steel Canada Inc. These controls have not been included in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 (See “Management’s Report to Stockholders – Internal Control over Financial Reporting”). There have not been any other changes in U. S. Steel’s internal control over financial reporting that occurred during the fourth quarter of 2007 which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the headings “The Board of Directors and its Committees – Audit Committee” in U. S. Steel’s Proxy Statement for the 2008 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Corporate Governance & Public Policy Committee” in U. S. Steel’s Proxy Statement for the 2008 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Communications from Security Holders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2008 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in U. S. Steel’s Proxy Statement for the 2008 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Executive Compensation” and “Compensation and Organization Committee Report” in U. S. Steel’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (1))
Equity compensation plans approved by security holders(a)	1,671,715	$54.10	5,123,322(b)
Equity compensation plans not approved by security holders(c)	43,925	(one for one)	0
Total	1,715,640	–	5,123,322
(a)	The numbers in columns (1) and (2) of this row contemplate all shares that could potentially be issued as a result of outstanding grants under the U. S. Steel 2002 Stock Plan and the 2005 Stock Incentive Plan as of December 31, 2007. Because outstanding options under the USX 1990 Stock Plan were converted to options under the U. S. Steel 2002 Stock Plan at the time of separation from Marathon Oil Corporation (formerly USX Corporation), these numbers include shares that may be issued as a result of grants originally made under the USX 1990 Stock Plan. (For more information, see Note 13 to the Financial Statements.) Column (1) includes (i) 20,738 shares of common stock that could be issued for the Common Stock Units outstanding under the Deferred Compensation Program for Non-Employee Directors and (ii) 303,050 shares that could be issued for the 151,525 performance awards outstanding under the Long-Term Incentive Compensation Program (a program under the 2005 Stock Incentive Plan). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. Also, the calculation in column (2) does not include the performance awards since the weighted average exercise price for performance awards can range from zero for one to two for one; that is, performance awards may result in up to 303,050 shares of common stock being issued (two for one), or some lesser number of shares (including zero shares of common stock issued), depending upon the Corporation’s common stock performance versus that of a peer group of companies.
(b)	Represents shares available under the 2005 Stock Incentive Plan.
(c)	At December 31, 2007, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders. Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued pursuant to the 2005 Stock Incentive Plan, a shareholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Policy with Respect to Related Person Transactions” and “The Board of Directors and its Committees – Independence” in U. S. Steel’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Information Regarding the Independence of the Independent Registered Public Accounting Firm” in U. S. Steel’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Documents Filed as Part of the Report

1.    Financial Statements

Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” beginning on page F-1.

2.    Financial Statement Schedules and Supplementary Data

“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 83. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

“Supplementary Data – Disclosures About Forward-Looking Statements” is provided beginning on page 86.

B. Exhibits

Exhibits 10(a) through 10(f) and Exhibits 10(l) through 10(y) are management contracts or compensatory plans or arrangements.

Exhibit No.

3.    Plan of acquisition, reorganization, arrangement, liquidation or succession

(a) Agreement and Plan of Merger dated as of March 28, 2007 by and among United States Steel Corporation, WP Acquisition Holding Corp. and Lone Star Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to United States Steel Corporation’s Form 8-K filed on March 29, 2007, Commission File Number 1-16811.

(b) Arrangement Agreement dated as of August 26, 2007 by and among United States Steel Corporation, 1344973 Alberta ULC and Stelco Inc.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on August 30, 2007, Commission File Number 1-16811.

(c) Plan of Arrangement, as amended, dated September 19, 2007 by and among United States Steel Corporation, 1344973 Alberta ULC and Stelco Inc.	Incorporated by reference to Exhibit 99.1 to United States Steel Corporation’s Form 8-K filed on September 26, 2007, Commission File Number 1-16811.

4.    Articles of Incorporation and By-Laws

(a) United States Steel Corporation Restated Certificate of Incorporation dated September 30, 2003	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2003, Commission File Number 1-16811.

(b) United States Steel Corporation By-Laws, dated September 27, 2007	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 8-K filed on September 28, 2007, Commission File Number 1-16811.

5.    Instruments Defining the Rights of Security Holders, Including Indentures

(a)   Credit Agreement dated as of May 11, 2007 among United States Steel Corporation, the lenders party thereto, the LC issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 15, 2007, Commission File Number 1-16811.

(b) Five-Year Term Loan Agreement dated as of June 11, 2007 among United States Steel Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on June 11, 2007, Commission File Number 1-16811.

(c) Three-Year Term Loan Agreement dated as of October 12, 2007 among United States Steel Corporation, the Lenders party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on October 16, 2007, Commission File Number 1-16811.

(d) Rights Agreement, dated as of December 31, 2001, between United States Steel Corporation and Mellon Investor Services, LLC, as Rights Agent	Incorporated by reference to Exhibit 4 to United States Steel Corporation’s Form 8-A/A filed on December 31, 2001, Commission File Number 1-16811.

(e) Form of Indenture among United States Steel LLC, Issuer; USX Corporation, Guarantor; and the Bank of New York, Trustee	Incorporated by reference to Exhibit 4.1 to United States Steel LLC’s Registration Statement on Form S-4/A (File No. 333-71454) filed on November 1, 2001.

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

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on December 13, 2006, Commission File Number 1-16811.

(j) Form of Indenture among United States Steel Corporation, Issuer; and the Bank of New York, Trustee	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Registration Statement on Form S-3 (File No. 333141080) filed on March 6, 2007.

(k)    First Supplemental Indenture dated as of May 21, 2007 between United States Steel Corporation, Issuer; and The Bank of New York, Trustee regarding 5.65% Senior Notes due June 1, 2013, 6.08 Senior Notes due June 1, 2017 and 6.65% Senior Notes due June 1, 2037

Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(l) Second Supplemental Indenture dated as of December 10, 2007 between United States Steel Corporation, Issuer; and The Bank of New York, Trustee regarding 7.00% Senior Notes due February 1, 2018	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on December 10, 2007, Commission File Number 1-16811.

(m) Certificate of Designation respecting the Series A Junior Preferred Stock	Incorporated by reference to Exhibit 4(h) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(n) United States Steel Corporation Certificate of Elimination filed with the Secretary of State of the State of Delaware on December 5, 2007	Incorporated by reference to Exhibit 3 to United States Steel Corporation Form 8-K filed on September 28, 2007.

(o) Facility Agreement dated 15 December 2005 among U. S. Steel Košice, s.r.o. and ING Bank N.V., CITIBANK, N.A. Bahrain, and Slovenská Sporentel’ňa, a.s. as arrangers	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on December 20, 2005, Commission File Number 1-16811.

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
(b) United States Steel Corporation Executive Management Supplemental Pension Program

(c) United States Steel Corporation Supplemental Thrift Program

(d) United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan

(e) Form of Severance Agreements between the Corporation and its Officers

(f) Agreement between United States Steel Corporation and John P. Surma, executed December 21, 2001	Incorporated by reference to Exhibit 10(j) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(g) Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.3 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(h) Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(i)        Second Amended and Restated Receivables Purchase Agreement, dated as of September 27, 2006 among U. S. Steel Receivables, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers, LC Banks and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(j) Purchase and Sale Agreement dated November 28, 2001 among United States Steel LLC, as initial Servicer and as Originator; and U. S. Steel Receivables LLC as purchaser and contribute	Incorporated by reference to Exhibit 10(o) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(k) First Amendment to the Purchase and Sale Agreement dated as of September 27, 2006 among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(l) Form of performance restricted stock grant, with vesting 1/2 each on the second and third anniversaries, under the 2002 Stock Plan	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(m) Form of Stock Option Grant to Officer-Directors under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(t) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(n) Form of Stock Option Grant to Executive Management Committee Members under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(u) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(o) Base Salaries of Named Executive Officers.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2007, Commission File Number 1-16811.

(p) Summary of non-employee director compensation arrangements	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2006, Commission File Number 1-16811.

(q) United States Steel Corporation Non Tax-Qualified Pension Plan

(r) United States Steel Corporation 2005 Stock Incentive Plan	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2005.

(s) Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan

(t) United States Steel Corporation 2005 Annual Incentive Compensation Plan

(u) Administrative Regulations for the Executive Management Annual Incentive Compensation Program under the 2005 Annual Incentive Compensation Plan

(v) Non-Employee Director Stock Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(w) Form of stock option grant under the Long-Term Incentive Compenstation Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(x) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(x) Form of restricted stock grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(y) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(y) Form of performance award grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(z) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

12.1.	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2.	Computation of Ratio of Earnings to Fixed Charges

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

24.	Powers of Attorney

31.1.	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2.	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
Year ended December 31, 2007:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$58	$–	$14	$30	$42
Investments and long-term receivables reserve	6	–	–	–	6
Deferred tax valuation allowance:
Federal	–	–	–	–	–
State	1	–	–	–	1
Foreign	90	–	302	–	392

Year ended December 31, 2006:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$68	$5	$–	$15	$58
Investments and long-term receivables reserve	2	3	3	2	6
Deferred tax valuation allowance:
Federal	–	–	–	–	–
State	–	–	1	–	1
Foreign	81	–	9	–	90

Year ended December 31, 2005:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$100	$10	$–	$42	$68
Investments and long-term receivables reserve	4	–	–	2	2
Deferred tax valuation allowance:
Federal	–	–	–	–	–
State	–	–	–	–	–
Foreign	48	–	33	–	81
(a)	Deductions to the allowance for doubtful accounts and long-term receivables include adjustments to reduce bad debt expense; amounts written off as uncollectible, net of recoveries; and net foreign currency exchange gains and/or losses. Unless otherwise noted, decreases in the tax valuation allowances reflect changes in the amount of deferred taxes expected to be realized, resulting in credits to the provision for income taxes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on February 27, 2008.

UNITED STATES STEEL CORPORATION

By:	/s/ Larry G. Schultz
Larry G. Schultz Vice President & Controller

Signature	Title

/s/ John P. Surma John P. Surma	Chairman of the Board of Directors and Chief Executive Officer and Director

/s/ Gretchen R. Haggerty Gretchen R. Haggerty	Executive Vice President & Chief Financial Officer

/s/ Larry G. Schultz Larry G. Schultz	Vice President & Controller

* J. Gary Cooper	Director

* Robert J. Darnall	Director

* John G. Drosdick	Director

* Richard A. Gephardt	Director

* Charles R. Lee	Director

* Jeffrey M. Lipton	Director

* Frank J. Lucchino	Director

* Glenda G. McNeal	Director

* Seth E. Schofield	Director

* Patricia A. Tracey	Director

*	By:	/s/ Gretchen R. Haggerty
Gretchen R. Haggerty, Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

1314B Partnership	Clairton 1314B Partnership, L.P.
ADEM	Alabama Department of Environmental Management
Acero Prime	Acero Prime, S.R.L. de CV
Apolo	Apolo Tubulars S.A.
BACT	Best Achievable Control Technology
CAA	Clean Air Act
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CN	Canadian National Railway Company
CMS	Corrective Measure Study
CWA	Clean Water Act
DESCO	Double Eagle Steel Coating Company
DOJ	U.S. Department of Justice
Double G	Double G Coatings Company LLC
EC	European Commission
EPA	U.S. Environmental Protection Agency
EU	European Union
Eurofer	European Confederation of Iron and Steel Industries
FAS	Statement of Financial Accounting Standards
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation Number
Flat-Rolled	Flat-Rolled Products segment
FPC	Feralloy Processing Company
Hibbing	Hibbing Taconite Company
IDEM	Indiana Department of Environmental Management
IEPA	Illinois Environmental Protection Agency
KDHE	Kansas Department of Health & Environment
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
Kobe	Kobe Steel, Ltd.
LAER	Lowest Achievable Emission Rate
Lone Star	Lone Star Technologies, Inc.
MACT	Maximum Achievable Control Technology
Ministry	Slovak Ministry of the Environment
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
PADEP	Pennsylvania Department of Environmental Protection
PADER	Pennsylvania Department of Environmental Resources
POSCO	Pohang Iron & Steel Co., Ltd.
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act
RI	Remedial Investigation
RFI	RCRA Facility Investigation
Stelco	Stelco Inc.
Tilden	Tilden Mining Company
tons	net tons
Tubular	Tubular Products segment
USSC	U. S. Steel Canada Inc.
USSE	U. S. Steel Europe segment
USSK	U. S. Steel Kosice, U. S. Steel’s integrated steel mill in Slovakia
USS-POSCO	USS-POSCO Industries, U. S. Steel and Pohang Iron & Steel Co., Ltd. joint venture
USSR	U. S. Steel Receivables LLC
USSS	U. S. Steel Serbia, U. S. Steel’s integrated steel mill and other facilities in Serbia
USW	United Steelworkers
Z-line	Z-line Company

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

Liquidity Factors

U. S. Steel’s ability to finance our future business requirements through internally generated funds (including assets sales), proceeds from the sale of stock, borrowings and other external financing sources is affected by our performance (as measured by various factors, including cash provided from operating activities), levels of accounts receivable, the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall North American and international financial climate, and, in particular, with respect to borrowings, by the level of U. S. Steel’s outstanding debt, our ability to comply with debt covenants and our credit ratings by rating agencies. To the extent that U. S. Steel management’s assumptions concerning these factors prove to be inaccurate, U. S. Steel may have difficulty obtaining the funds necessary to maintain or expand our operations.

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

U. S. Steel competes with many North American and international steel producers. Competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills, which primarily use steel scrap and, increasingly, iron-bearing feedstocks as raw materials.

Mini-mills typically require lower capital expenditures for construction of facilities and may have lower total employment costs; however, these competitive advantages may be more than offset by the cost of scrap when scrap prices are high. Some mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers of flat-rolled products, who are able to manufacture a broader range of products. International competitors may also have lower labor costs than U.S. producers and some are owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations, as well as prevailing market conditions. Such competition could adversely affect our future product prices and shipment levels.

We also face competition in many markets from producers of materials such as aluminum, cement, composites, glass, plastics and wood. The emergence of additional substitutes for steel products could adversely affect future prices and demand for steel products.

USSE conducts business primarily in central, western and southern Europe and USSC conducts business primarily in Canada. They are subject to market conditions in those areas which are influenced by many of the same factors that affect U.S. markets, as well as matters specific to international markets such as quotas and tariffs. They are affected by worldwide overcapacity in the steel industry, the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. In particular, USSE and USSC are subject to economic conditions, environmental regulations and political factors in Europe and Canada, respectively, which if changed could negatively affect results of operations and cash flow. These economic conditions, environmental regulations and political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, limits on emissions (see “Item 1. Business – Environmental Matters” for discussions regarding carbon dioxide emissions limits which are applicable to European Union member countries, and carbon dioxide emissions limitations which are expected to come into effect in Canada), limits on production, and quotas, tariffs and other protectionist measures. USSE and USSC are affected by the volatility of raw materials prices, and USSS has been affected by curtailments of natural gas available from the one pipeline that supplies Serbia.

U. S. Steel is subject to foreign currency exchange risks as a result of its European and Canadian operations. USSE’s revenues are primarily in euros and its costs are primarily in U.S. dollars, Slovak koruna, Serbian dinars and euros. USSC’s revenues are primarily in Canadian dollars although the markets served are heavily influenced by the interaction between the Canadian and U.S. dollar. While the majority of USSC’s costs are in Canadian dollars, there are significant raw material purchases that are in U.S. dollars. In addition, the Stelco acquisition was funded from the U.S. and through the reinvestment of undistributed foreign earnings from USSE, creating intercompany monetary assets and liabilities in different functional currencies, which can impact income when they are remeasured at the end of each quarter.

Steel imports to the United States, which reached all-time highs in 2006, accounted for an estimated 26 percent of the U.S. steel market in 2007, 31 percent in 2006 and 25 percent in 2005. Steel imports to Canada have accounted for over half of the Canadian market for flat-rolled steel products since 2005, representing 52 percent of the flat-rolled steel market in the first nine months of 2007, 53 percent in 2006 and 51 percent in 2005. The flat-rolled steel market in Europe has become extremely attractive for imports in the last two years. Total imports of flat-rolled carbon steel products (excluding quarto plates and wide flats) to the EU27 (the 27 countries currently comprising the European Union) rose by 72 percent in 2006 compared to 2005, and by 21 percent in 2007 compared to 2006. Increases in future levels of imported steel into the markets we serve could reduce future market prices and demand levels for steel produced in our facilities.

Over the last several years, the global steel industry has been impacted by steel production and consumption increases in China and other developing countries. Overcapacity in China and other developing economies may have a negative impact on us.

Many of U. S. Steel’s customers are in cyclical industries such as automotive, appliance, container, construction and energy. Future downturns in the economy in the United States, Canada or Europe or any of these industries could reduce the need for U. S. Steel ‘s products and adversely affect our profitability.

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

As an integrated steel producer, U. S. Steel utilizes coal, coke, iron ore and, to a lesser extent, steel scrap as our major raw materials. U. S. Steel (1) purchases 100 percent of our coal requirements; (2) has the capability to source about 75 to 80 percent of our coke requirements in North America from owned and/or operated facilities in North America; (3) purchases a portion of coke requirements for USSE; (4) has the capability to source almost all of our iron ore requirements in North America from owned facilities in North America, (5) purchases 100 percent of iron ore requirements for USSE; (6) purchases steel scrap above that generated through our normal North American operations and for USSE; and (7) purchases 100 percent of zinc, tin and other metallic addition requirements. Global raw material prices have escalated significantly over the last several years. To the extent that U. S. Steel purchases raw materials, market or contract prices for such purchases can cause significant increases in production costs.

Most hourly employees of U. S. Steel’s steel, coke and iron ore pellet facilities in the United States are covered by a collective bargaining agreement with the United Steelworkers (USW), which expires in September 2008. At Granite City Works, a small number of employees are represented by the Bricklayers or Laborers International unions. Agreements with these unions expire in November and December 2008. The majority of represented employees at the former Lone Star facilities in East Texas are covered by collective bargaining agreements with the USW that expire in July 2008; and a small number of those employees are represented by the Security, Police and Fire Professionals of America or the Bricklayers International union. Agreements with these unions expire in September 2010 and July 2008, respectively. Hourly employees engaged in transportation activities in the United States are represented by the USW and other unions and are covered by collective bargaining agreements with varying expiration dates. There are two agreements with the USW at USSC. The agreement covering employees at Lake Erie Works expires in July 2009 and the agreement covering employees at Hamilton Works expires in July 2010. All of the agreements in North America contain no-strike clauses. In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expired in December 2007; however, the current terms remain in effect until new terms are negotiated. Represented employees at USSS are covered by a three-year collective bargaining agreement that expires in November 2009. Wage increases have been agreed to for all three years; therefore, there will be no annual wage negotiations. To the extent that increased labor costs are not recoverable through the sales prices of products, future income from operations would be reduced.

Labor costs for U. S. Steel in the United States are affected by profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the USW. Payment amounts per the agreement with the USW are calculated as a percentage of consolidated income from operations after special items (as defined in the agreement) and are (1) to be used to assist certain retirees from National Steel with health care costs, based on between 6 percent and 7.5 percent of profit (through August 31, 2008); and (2) paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. Labor costs for U. S. Steel in Europe and Canada are also impacted by profit-based payments.

Future net periodic benefit costs for pensions and other benefits can be volatile and depend on the future marketplace performance of plan assets; changes in actuarial assumptions regarding such factors as selection of a discount rate, the expected rate of return on plan assets and escalation of retiree health care costs; plan amendments affecting benefit payout levels; and profile changes in the beneficiary populations being valued. Changes in the assumptions or differences between actual and expected changes in the present value of liabilities or assets of U. S. Steel’s plans could cause net periodic benefit costs to increase or decrease materially from year to year. Income from operations for U. S. Steel included net periodic pension costs of $129 million in 2007, $202 million in 2006 and $280 million in 2005, respectively. Income from operations also included $136 million, $110 million and $109 million of expense for retiree medical and life insurance in 2007, 2006 and 2005, respectively. Based on preliminary actuarial information for 2008, U. S. Steel expects annual net periodic pension costs to be approximately $60 million and annual retiree medical and life insurance costs to be approximately $140 million. To the extent that these costs increase in the future, income from operations would be reduced.

At December 31, 2007, U. S. Steel’s benefit obligations for retiree medical and life insurance exceeded trust assets by $2.9 billion, an increase of $716 million from the amount at the end of 2006. Of this underfunding, $1.1 bilion was assumed with the Stelco acquisition. The funded status of the projected pension benefit obligation improved from a net overfunded position of $210 million at year-end 2006 to a net overfunded position of $223 million at year-end 2007. To the extent that competitors do not provide similar benefits, or have been relieved of obligations to provide such benefits following bankruptcy reorganization, the competitive position of U. S. Steel may be adversely affected. Preliminary funding valuations of the main defined benefit pension plan in the United States as of December 31, 2007, indicate that the plan will not require cash funding for the 2008 plan year, although we anticipate making a voluntary contribution of $140 million to the plan in 2008. U. S. Steel also expects to make cash payments of $84 million to USSC pension plans, $4 million to former Lone Star pension plans and $22 million to other pension plans not funded by trusts in 2008. The level of cash funding in future years depends upon various factors such as future asset performance, the level of interest rates used to measure ERISA minimum funding levels, the impacts of business acquisitions or sales, union negotiated changes and future government regulation. U. S. Steel may make voluntary contributions in one or more future periods in order to mitigate potentially larger required contributions in later years. Any such funding requirements will have an unfavorable impact on U. S. Steel’s cash flows and could negatively affect our ability to comply with our debt covenants and borrowing arrangements.

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

For further discussion of certain of the factors described herein, and their potential effects on the businesses of U. S. Steel , see “Item 1. Business,” “Item 1A Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”