Form 10-Q
period 2008-03-31
UNITED STATES STEEL CORP
filed 2008-04-29
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Large accelerated filer Ö	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      No Ö

Common stock outstanding at April 28, 2008 – 117,714,326 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	First Quarter Ended March 31,
(Dollars in millions, except per share amounts)	2008	2007
Net sales:
Net sales	$4,903	$3,500
Net sales to related parties (Note 18)	293	256

Total	5,196	3,756

Operating expenses (income):
Cost of sales (excludes items shown below)	4,643	3,179
Selling, general and administrative expenses	142	139
Depreciation, depletion and amortization (Note 6 and Note 8)	156	111
Income from investees	(7)	(2)
Net gains on disposal of assets	(1)	(10)
Other income, net	(3)	(7)

Total	4,930	3,410

Income from operations	266	346
Interest expense	46	26
Interest income	(5)	(22)
Other financial (income) costs (Note 9)	(73)	1

Net interest and other financial (income) costs	(32)	5

Income before income taxes and minority interests	298	341
Income tax provision (Note 10)	58	66
Minority interests	5	2

Net income	$235	$273

Income per common share (Note 11):
Net income per share:
- Basic	$2.00	$2.31
- Diluted	$1.98	$2.30
Weighted average shares, in thousands:
- Basic	117,595	118,244
- Diluted	118,405	119,005

Dividends paid per share	$0.25	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited) March 31, 2008	December 31, 2007
(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$454	$401
Receivables, less allowance of $47 and $42 (Note 16)	2,292	1,924
Receivables from related parties (Note 18)	106	153
Inventories (Note 12)	2,339	2,279
Deferred income tax benefits (Note 10)	159	151
Other current assets	45	51

Total current assets	5,395	4,959
Investments and long-term receivables, less allowance of $6 and $6	763	694
Property, plant and equipment - net (Note 8)	6,832	6,688
Intangibles - net (Note 6)	352	419
Goodwill (Note 6)	1,635	1,712
Assets held for sale (Note 5)	195	233
Prepaid pensions	799	734
Deferred income tax benefits (Note 10)	12	16
Other noncurrent assets	194	177

Total assets	$16,177	$15,632
Liabilities
Current liabilities:
Accounts payable	$1,903	$1,668
Accounts payable to related parties (Note 18)	70	62
Bank checks outstanding	98	53
Payroll and benefits payable	955	995
Accrued taxes (Note 10)	215	95
Accrued interest	44	20
Short-term debt and current maturities of long-term debt (Note 14)	110	110

Total current liabilities	3,395	3,003
Long-term debt (Note 14)	3,142	3,147
Employee benefits	3,078	3,187
Deferred income tax liabilities (Note 10)	186	162
Deferred credits and other liabilities	498	514

Total liabilities	10,299	10,013

Contingencies and commitments (Note 19)
Minority interests	100	88
Stockholders' Equity:
Common stock (123,785,911 and 123,785,911 shares issued) (Note 11)	124	124
Treasury stock, at cost (5,988,456 and 5,790,827 shares)	(421)	(395)
Additional paid-in capital	2,962	2,955
Retained earnings	3,888	3,683
Accumulated other comprehensive loss (Note 17)	(775)	(836)

Total stockholders’ equity	5,778	5,531

Total liabilities and stockholders’ equity	$16,177	$15,632

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	First Quarter Ended March 31,
(Dollars in millions)	2008	2007
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$235	$273
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	156	111
Provision for doubtful accounts	3	(8)
Pensions and other postretirement benefits	(110)	(49)
Minority interests	5	2
Deferred income taxes	24	41
Net gains on disposal of assets	(1)	(10)
Distributions received, net of equity investees income	4	8
Changes in:
Current receivables - sold	70	-
- repurchased	(100)	-
- operating turnover	(237)	(136)
Inventories	(28)	(8)
Current accounts payable and accrued expenses	280	108
Bank checks outstanding	45	13
Foreign currency translation	(71)	12
All other, net	(38)	(23)

Net cash provided by operating activities	237	334

Investing activities:
Capital expenditures	(127)	(108)
Acquisition of Stelco Inc.	(1)	-
Disposal of assets	4	5
Restricted cash, net	(4)	(3)
Investments, net	(19)	(1)

Net cash used in investing activities	(147)	(107)

Financing activities:
Issuance of long-term debt, net of financing costs	-	-
Repayment of long-term debt	(3)	(53)
Common stock issued	4	5
Common stock repurchased	(33)	(25)
Distribution to minority interest owners	7	(5)
Dividends paid	(29)	(24)
Excess tax benefits from stock-based compensation	3	3

Net cash used in financing activities	(51)	(99)

Effect of exchange rate changes on cash	14	2

Net increase in cash and cash equivalents	53	130
Cash and cash equivalents at beginning of year	401	1,422

Cash and cash equivalents at end of period	$454	$1,552

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) produces and sells steel mill products, including flat-rolled and tubular, in North America and Central Europe. Operations in North America also include iron ore mining and processing to supply steel producing units; real estate management and development; transportation services; and engineering and consulting services.

The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2007.

Certain reclassifications of prior year’s data have been made.

2.	New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 141(R), “Business Combinations” (FAS 141(R)), which replaces FAS No. 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. FAS 141(R) also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. FAS 141(R) is effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, FAS 141(R) may have a material impact on our financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction. FAS 141 (R) also amends FAS 109, “Accounting for Income Taxes,” such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. This provision of FAS 141 (R) may have a material impact on our financial statements (see Note 10 and the discussion of U. S. Steel Canada Inc.).

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (FAS 160). FAS 160 requires all entities to report noncontrolling interests in subsidiaries (also known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners. FAS 160 also establishes accounting and reporting standards for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 is effective as of January 1, 2009. U. S. Steel does not expect any material financial statement implications relating to the adoption of this Statement.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) issue number 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified, share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 was effective January 1, 2008, and the effect of adopting EITF 06-11 was immaterial to our financial statements.

In March 2007, the FASB ratified EITF issue number 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires an employer to recognize a liability for the postretirement benefit provided by a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967”, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF 06-10 also stipulates that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 was effective January 1, 2008. U. S. Steel has collateral assignment split-dollar life insurance arrangements within the scope of EITF 06-10 for a small number of employees; however, the impact of adopting EITF 06-10 was immaterial to our financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS 159 was effective January 1, 2008. U. S. Steel did not adopt the fair value option.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. This Statement was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted FAS 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our financial statements. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill and indefinite lived intangible asset impairment testing, and asset retirement obligations initially measured at fair value.

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

The accounting principles applied at the operating segment level in determining income from operations are generally the same as those applied at the consolidated financial statement level. The transfer value for steel rounds from Flat-rolled to Tubular and the transfer value for iron ore pellets from Other Businesses to Flat-rolled are based on cost. The transfer value for hot rolled bands from Flat-rolled to Tubular and all other intersegment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level. Corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations for the first quarter of 2008 and 2007 are:

(In millions) First Quarter 2008	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
Flat-rolled	$3,155	$282	$3,437	$9	$120
USSE	1,356	-	1,356	-	161
Tubular	621	-	621	(2)	51

Total reportable segments	5,132	282	5,414	7	332
Other Businesses	64	230	294	-	(5)
Reconciling Items	-	(512)	(512)	-	(61)
Total	$5,196	$-	$5,196	$7	$266
First Quarter 2007
Flat-rolled	$2,189	$85	$2,274	$3	$75
USSE	1,160	-	1,160	-	206
Tubular	356	-	356	-	102

Total reportable segments	3,705	85	3,790	3	383
Other Businesses	51	164	215	(1)	2
Reconciling Items	-	(249)	(249)	-	(39)
Total	$3,756	$-	$3,756	$2	$346

The following is a schedule of reconciling items to income from operations:

	Income from Operations
(In millions)	2008	2007
Items not allocated to segments:
Retiree benefit income (expenses)	$1	$(39)
Other items not allocated to segments:
Flat-rolled inventory transition effects (a)	(17)	-
Litigation reserve (Note 19)	(45)	-

Total other items not allocated to segments	(62)	-

Total reconciling items	$(61)	$(39)
(a)	The impact of selling acquired inventory, which had been recorded at fair value.

4.	Acquisitions

Stelco Inc.

On October 31, 2007, U. S. Steel paid $1,237 million to acquire all of the outstanding stock and stock equivalents of Stelco Inc. (Stelco) and the company was renamed U. S. Steel Canada Inc. (USSC). U. S. Steel also paid $785 million to retire substantially all of the outstanding debt of Stelco and made a $34 million contribution to Stelco’s main pension plans.

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

In connection with the acquisition, U. S. Steel assumed Stelco’s pension funding obligations under a pension agreement entered into by Stelco and the Province of Ontario totaling C$545 million (approximately $531 million). A voluntary contribution of $34 million was made to Stelco’s main pension plans at closing. In addition, we committed to the Canadian government to make capital investments over the next five years of at least C$200 million (approximately $195 million).

The total purchase price of $2,037 million reflects the $2,056 million of payments detailed above, net of cash acquired of $32 million, and including direct acquisition costs of $13 million. The acquisition was recorded by allocating the cost of the assets acquired, including identifiable intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and liabilities assumed is recorded as goodwill. We are in the process of evaluating the allocation of goodwill across our reporting units. The amount allocated to goodwill reflects the benefits U. S. Steel expects to realize from expanding our flexibility in meeting customer needs and our sources of semi-finished products.

The acquisition has been accounted for in accordance with FAS 141, “Business Combinations” (FAS 141). The following table presents the preliminary allocation of the aggregate purchase price based on estimated fair values:

(In millions)
Assets Acquired:
Receivables	$286
Inventories	656
Other current assets	68
Property, plant & equipment	1,970
Identifiable intangible assets	141
Goodwill	514
Equity Investments	385
Other noncurrent assets	39

Total Assets	4,059

Liabilities Assumed:
Accounts payable	186
Other current liabilities	30
Employee benefits	1,523
Long term debt	103
Deferred tax liability	15
Other noncurrent liabilities	110
Minority Interest	55

Total Liabilities	2,022

Purchase price – net of cash acquired	$2,037

U. S. Steel is in the process of conforming accounting policies and procedures and completing valuations of assets acquired and liabilities assumed. As such, the allocation of the purchase price is subject to revision.

During the first quarter 2008, progress was made in completing the valuations of assets acquired, and as a result, the value of acquired property, plant and equipment increased by approximately $110 million as compared to the preliminary purchase price allocation included in the notes to the consolidated financial statements in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, identifiable intangible assets and goodwill decreased by approximately $65 million and $55 million, respectively.

Goodwill is not deductible for tax purposes. The identifiable intangible assets, principally customer relationships, are not deductible for tax purposes. Customer relationships of approximately $141 million will be subject to amortization for book purposes over a period of 24 years. Goodwill will be subject to impairment testing on an annual basis in accordance with FAS 142, “Goodwill and Other Intangible Assets” (FAS 142).

The following unaudited pro forma information for U. S. Steel for the quarter ended March 31, 2007, includes the results of the Stelco acquisition as if it had been consummated at the beginning of the period presented. The results for the quarter ended March 31, 2008 reflect actual results for U. S. Steel. The unaudited pro forma data is based on historical information and does not include anticipated cost savings or other effects of the integration of Stelco. Accordingly, the unaudited pro forma data does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

	Quarter Ended March 31,
(In millions, except per share amounts)	2008	2007
Net sales	$5,196	$4,276
Net income	235	223
Net income per share:
- Basic	$2.00	$1.89
- Diluted	$1.98	$1.88

Lone Star Technologies, Inc.

On June 14, 2007, U. S. Steel acquired all of the outstanding shares of Lone Star Technologies, Inc. (Lone Star) for $2,050 million ($67.50 per share).

The results of operations for Lone Star are included in U. S. Steel’s consolidated statement of operations as of the date of the acquisition. Lone Star is being reported as part of U. S. Steel’s Tubular segment.

The former Lone Star facilities manufacture welded oil country tubular goods (OCTG), standard and line pipe and tubular couplings, and provide finishing services. The acquisition has strengthened U. S. Steel’s position as a premier supplier of tubular products for the energy sector. It is also anticipated that it will generate annual, sustainable synergies, with the full impact to be realized by the end of 2008. The synergies are anticipated through steel sourcing and processing, as well as through overhead cost reductions and the leveraging of best practices.

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

The acquisition has been accounted for in accordance with FAS 141. The following table presents the allocation of the aggregate purchase price based on estimated fair values:

(In millions)
Assets Acquired:
Receivables	$134
Inventories	416
Other current assets	11
Property, plant & equipment	354
Identifiable intangible assets	232
Goodwill	1,174
Other noncurrent assets	50

Total Assets	2,371

Liabilities Assumed:
Accounts payable	147
Payroll and benefits payable	46
Other current liabilities	35
Employee benefits	35
Deferred income tax liabilities	110
Other noncurrent liabilities	5

Total Liabilities	378

Purchase price – net of cash acquired	$1,993

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

The following unaudited pro forma information for U. S. Steel for the quarter ended March 31, 2007, includes the results of the Lone Star acquisition as if it had been consummated at the beginning of the period presented. The results for the quarter ended March 31, 2008 reflect actual results for U. S. Steel. The unaudited pro forma data is based on historical information and does not include anticipated cost savings or other effects of the integration of Lone Star. Accordingly, the unaudited pro forma data does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

	Quarter Ended March 31,
(In millions, except per share amounts)	2008	2007
Net sales	$5,196	$4,059
Net income	235	272
Net income per share:
- Basic	$2.00	$2.30
- Diluted	$1.98	$2.29

5.	Assets Held for Sale

On September 26, 2007, U. S. Steel and Canadian National Railway Company (CN) announced that they had entered into an agreement under which CN will acquire the majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) for $300 million. Under the agreement, U. S. Steel will retain railroad assets, equipment, and employees that support the Gary Works complex in northwest Indiana. The transaction is subject to regulatory approval by the U.S. Surface Transportation Board (STB), and U. S. Steel cannot predict the outcome or timing of STB action. As of March 31, 2008, the assets of EJ&E that are to be sold, which consist primarily of property, plant and equipment, have been classified as held for sale in accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Before U. S. Steel’s October 31, 2007 acquisition of USSC, Cleveland Cliffs Inc. (“Cliffs”) and USSC received and accepted a non-binding offer dated June 6, 2007 from Consolidated Thompson Iron Mines Limited (“Consolidated”) to purchase USSC’s 44.6 percent interest and Cliff’s 26.8 percent interest in Wabush for a purchase price of $64.3 million plus two year warrants to purchase 3 million shares of Consolidated common stock. On August 30, 2007, ArcelorMittal Dofasco, Inc (“Dofasco”) purported to exercise a right of first refusal under the Participants Agreement dated as of January 1, 1967 governing Wabush. At December 31, 2007, USSC’s investment in Wabush was classified as held for sale in accordance with FAS 144. On March 4, 2008, following several months of unsuccessful negotiations over many of the major terms of the purchase and sale, USSC informed Dofasco that they were withdrawing from further negotiations. At March 31, 2008, USSC’s investment in Wabush is no longer classified as held for sale (see Note 19).

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2008 are as follows:

	Flat-rolled Segment	Tubular Segment	Total
Balance at December 31, 2007	$867	$845	$1,712
Goodwill from acquisitions	(59)	(3)	(62)
Currency translation	(15)	-	(15)

Balance at March 31, 2008	$793	$842	$1,635

Amortizable intangible assets acquired during the year ended December 31, 2007 are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

	As of March 31, 2008			As of December 31, 2007
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$262	$7	$255	$326	$5	$321
Other	26	4	22	26	3	23

Total amortizable intangible assets	$288	$11	$277	$352	$8	$344

The carrying amount of acquired water rights with indefinite lives as of March 31, 2008 and December 31, 2007 totaled $75 million.

Aggregate amortization expense was $3 million for the three months ended March 31, 2008. There was no amortization expense for the three months ended March 31, 2007. The estimated future amortization expense of identifiable intangible assets during the next five years is (in millions) $12 for the remaining portion of 2008, $15 in 2009, $12 in 2010, $12 in 2011 and $12 in 2012.

7.	Pensions and Other Benefits

The following table reflects components of net periodic benefit cost for the three months ended March 31, 2008 and 2007:

	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Service cost	$30	$24	$4	$3
Interest cost	143	100	56	39
Expected return on plan assets	(200)	(141)	(24)	(13)
Amortization of prior service cost	6	6	(8)	(8)
Amortization of net loss	26	32	6	10

Net periodic benefit cost, excluding below	5	21	34	31
Multiemployer plans	8	7	-	-
Settlement, termination and curtailment losses	1	1	-	-

Net periodic benefit cost	$14	$29	$34	$31

During the fourth quarter of 2007, approximately 1,500 U. S. Steel Košice, s.r.o. (USSK) employees (approximately 10 percent of its workforce) accepted a voluntary early retirement plan (VERP). Employee severance and net employee benefit charges of $57 million (including $15 million of termination losses) were recorded for these employees in 2007. Cash payments of $24 million had been made to 670 employees who left the company prior to December 31, 2007. During the three months ended March 31, 2008, 193 employees left the company and were paid $7 million, and an additional termination loss of $1 million was recorded. The remaining employees who accepted the VERP will leave the company by December 31, 2008.

In conjunction with a VERP that was begun in the third quarter 2006, U. S. Steel Serbia, d.o.o (USSS) retained the option to eliminate additional positions in 2007. In the first quarter of 2007, employee severance and net employee benefit charges of $5 million (including $1 million of termination losses) were recorded. This secondary program was complete as of June 30, 2007, and approximately 500 employees had left the company. Total employee severance and net employee benefit charges of $7 million (including $1 million of termination losses) were recognized in the six months ended June 30, 2007.

Employer Contributions

During the first quarter 2008, U. S. Steel made $21 million in required cash contributions to the main USSC pension plans and cash payments of $8 million to the Steelworkers Pension Trust.

Additionally, U. S. Steel made a $35 million voluntary contribution to its main defined benefit pension plan in the first quarter of 2008 and anticipates making additional voluntary contributions in subsequent quarters of 2008.

U. S. Steel contributed $30 million in the first quarter of 2008 to its trust for retiree health care and life insurance for United Steelworkers (USW) represented retirees, including $20 million in accordance with the agreement reached with the USW in December 2007, which is described more fully in Note 16 to the financial statements in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007.

As of March 31, 2008, cash payments of $61 million had been made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $8 million and $6 million for the three months ended March 31, 2008 and 2007, respectively.

8.	Depreciation and Depletion

U. S. Steel records depreciation on a modified straight-line basis for steel-related assets located in the United States, that are principally not associated with the Tubular segment, based upon raw steel production levels. Applying modification factors decreased expenses by $3 million and $14 million for the first quarter 2008 and 2007, respectively, when compared to a straight-line calculation. Straight-line depreciation is used by USSC, USSE and a substantial portion of the Tubular segment.

Accumulated depreciation and depletion totaled $8,253 million and $8,100 million at March 31, 2008 and December 31, 2007, respectively.

9.	Net Interest and Other Financial Costs

Other financial costs include foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s operations. During the first quarter 2008, net foreign currency gains of $76 million were recorded in other financial costs, compared with net foreign currency gains of $4 million in the first quarter of 2007. See Note 13 for additional information on U. S. Steel’s foreign currency exchange activity.

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

The total amount of unrecognized tax benefits was $51 million and $68 million as of March 31, 2008 and December 31, 2007, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $29 million and $43 million as of March 31, 2008 and December 31, 2007, respectively. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $6 million in the next 12 months primarily due to the progression of tax audits currently in progress.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of March 31, 2008 and December 31, 2007, U. S. Steel had accrued liabilities of $4 million and $6 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have a liability recorded for tax penalties.

Provision for taxes

The income tax provision in the first three months of 2008 reflects an estimated annual effective tax rate of 25 percent, excluding discrete items. This estimated annual effective rate requires management to make its best estimate of annual pretax income for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2008 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2008 could be materially different from the forecast annual tax provision as of the end of the first quarter.

Taxes on Foreign Income

The Slovak Income Tax Act provides an income tax credit which is available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the year in which the credit is claimed and the following four years. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 100 percent of USSK’s tax liability for the years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. The Slovak tax authority has confirmed that USSK has fulfilled all of the necessary conditions for claiming the tax credit for the years 2000 through 2005. As a result of conditions imposed when Slovakia joined the European Union (EU) that were amended by a 2004 settlement with the EU, the total tax credit granted to USSK for the period 2000 through 2009 is limited to $430 million, of which approximately $25 million remained at December 31, 2007. Based on the credits previously used and forecasts of future taxable income, management anticipates fully utilizing the remaining credits in 2008. Additionally, the conditions for claiming the tax credit also limit USSK’s annual production of flat-rolled products and its sale of flat-rolled products into the EU. Management does not believe the production and sales limits are materially burdensome, and they will expire at the end of 2009. USSK’s income tax returns for the years 2005 and 2006 are currently under audit by the Slovak Tax Authorities.

Tax years subject to Examination

Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2004 and forward*

U.S. States – 2002 and forward

Slovakia – 2001 and forward

Serbia – 2003 and forward

Canada – 2004 and forward

*Lone Star has open tax years for its U.S. federal returns dating back to 1988 due to the presence of net operating loss carryforwards.

Status of IRS Examinations

The IRS audit of U. S. Steel’s 2004 and 2005 tax returns was completed in the first quarter of 2008 and agreement was reached with the IRS on the proposed adjustments. The results of the audit did not have a material impact on U. S. Steel.

Deferred taxes

As of March 31, 2008, the net domestic deferred tax liability was $54 million compared to $21 million at December 31, 2007.

As of March 31, 2008, the amount of net foreign deferred tax assets recorded was $34 million, net of an established valuation allowance of $410 million. As of December 31, 2007, the amount of net foreign deferred tax assets recorded was $26 million, net of an established valuation allowance of $392 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna, the Canadian dollar and the Serbian dinar. A full valuation allowance is provided for the Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating losses and credit carryforwards, are more than sufficient to offset future tax liabilities. A full valuation allowance is recorded for Canadian deferred tax assets due to a recent history of losses, particularly before U. S. Steel acquired USSC. As USSC and USSS generate sufficient income, the valuation allowance of $260 million for Canadian deferred tax assets, including $230 million pre-acquisition, and $142 million for Serbian deferred tax assets as of March 31, 2008, would be partially or fully reversed at such time that it is more likely than not that the deferred tax assets will be realized. (If any portion of the $230 million valuation allowance at USSC is reversed prior to January 1, 2009, it will result in a decrease to goodwill. In accordance with FAS 141(R), any reversals of this amount made after January 1, 2009 will result in a decrease to tax expense.)

11.	Common Shares and Income Per Common Share

Common Stock Repurchase Program

U. S. Steel has repurchased common stock from time to time in the open market. During the first quarter of 2008 and 2007, 305,000 shares of common stock were repurchased for $33 million and $25 million, respectively. At March 31, 2008, 6,156,300 shares remained authorized to be repurchased.

Income Per Common Share

Basic net income per common share is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options and the vesting of restricted stock, provided in each case the effect is dilutive. For the first quarter ended March 31, 2008 and March 31, 2007, 809,926 shares and 760,646 shares of common stock, respectively, related to stock options and restricted stock, have been included in the computation of diluted net income because their effect was dilutive.

Dividends Paid Per Share

The dividend rate for the first quarter of 2008 was increased to 25 cents per common share. The dividend rate was 20 cents per common share for the first quarter of 2007.

12.	Inventories

Inventories are carried at the lower of cost or market on a worldwide basis. The first-in, first-out method is the predominant method of inventory costing for USSC and USSE. The last-in, first-out (LIFO) method is the predominant method of inventory costing for inventories in the United States. At March 31, 2008 and December 31, 2007, the LIFO method accounted for 47 percent and 45 percent of total inventory values, respectively.

(In millions)	March 31, 2008	December 31, 2007
Raw materials	$690	$798
Semi-finished products	922	827
Finished products	599	548
Supplies and sundry items	128	106

Total	$2,339	$2,279

Current acquisition costs were estimated to exceed these inventory values by $980 million at March 31, 2008 and by $910 million at December 31, 2007. Cost of sales was reduced by $17 million and $13 million in the first quarter of 2008 and 2007, respectively, as a result of liquidations of LIFO inventories.

Inventory includes $89 million and $88 million of land held for residential or commercial development as of March 31, 2008 and December 31, 2007, respectively.

U. S. Steel has coke swap agreements with other steel manufacturers designed to reduce transportation costs. The coke swaps are recorded at cost in accordance with APB 29, “Accounting for Nonmonetary Transactions” and FAS No. 153, “Exchanges of Nonmonetary Assets.” U. S. Steel shipped approximately 285,000 tons and received approximately 222,000 tons of coke under the swap agreements during the first three months of 2008. U. S. Steel shipped approximately 195,000 tons and received approximately 240,000 tons of coke under the swap agreements during the first three months of 2007. There was no income statement impact related to these swaps in either 2008 or 2007.

13.	Derivative Instruments

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), to provide qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective as of January 1, 2009; however, U. S. Steel chose to adopt FAS 161 in the first quarter of 2008.

U. S. Steel is exposed to foreign currency exchange risks as a result of its European and Canadian operations. USSE’s revenues are primarily in euros and its costs are primarily in U.S. dollars, Slovak koruna, Serbian dinars and euros. USSC’s revenues are primarily in Canadian dollars although the markets served are heavily influenced by the interaction between the Canadian and U.S. dollar. While the majority of USSC’s costs are in Canadian dollars, there are significant raw material purchases that are in U.S. dollars. In addition, the acquisition of USSC was funded from the United States and through the reinvestment of undistributed earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can impact income when remeasured at the end of each quarter. A $1.1 billion U.S. dollar-denominated intercompany loan to a European affiliate was the primary exposure at March 31, 2008.

U. S. Steel holds or purchases derivative financial instruments for purposes other than trading to mitigate foreign currency exchange rate risk. U. S. Steel uses euro forward sales contracts with maturities no longer than 18 months to exchange euros for U.S. dollars and Slovak koruna to manage our exposure to foreign currency price fluctuations. The gains and losses recognized on these euro forward sales contracts may partially offset gains and losses recognized on the intercompany loan described above.

As of March 31, 2008, U. S. Steel held euro forward sales contracts with a total notional value of approximately $612 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

FAS No. 133 requires derivative instruments to be recognized at fair value in the balance sheet. U. S. Steel has not elected to designate these forward contracts as hedges under FAS 133. Therefore, changes in the fair value of the forward contracts are recognized immediately in the results of operations.

See Note 1 to the financial statements in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2007 for a summary of accounting policies related to derivative financial instruments.

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of and for the quarter ended March 31, 2008:

(In millions)	Location of Fair Value in Balance Sheet	Fair Value	Location of Gain (Loss) on Derivative in Statement of Operations	Amount of Gain (Loss)
Foreign exchange forward contracts	Accounts payable	$(31)	Other financial costs	$(29)

In accordance with FAS 157, the fair value of our derivatives is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used include quotes from counterparties that are corroborated with market sources.

14.	Debt

(In millions)	Interest Rates %	Maturity	March 31, 2008	December 31, 2007
2037 Senior Notes	6.65	2037	$350	$350
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2013 Senior Notes	5.65	2013	300	300
10 3/4% Senior Notes	10.75	2008	20	20
Five-year Term Loan	Variable	2008 – 2012	500	500
Three-year Term Loan	Variable	2008 – 2010	500	500
Province Note (C$150 million)	1.00	2015	146	150
Environmental Revenue Bonds	4.75 - 6.25	2009 – 2033	458	458
Fairfield Caster Lease		2008 – 2012	45	45
Other capital leases and all other obligations		2008 – 2014	39	41
Credit Agreement, $750 million	Variable	2012	-	-
USSK credit facilities, €60 million ($95 and $88 million)	Variable	2009	-	-
USSS credit facility, €25 million ($39 and $37 million)	Variable	2008	-	-

Total			3,308	3,314
Less Province Note fair value adjustment			49	50
Less unamortized discount			7	7
Less short-term debt and long-term debt due within one year			110	110

Long-term debt			$3,142	$3,147

At March 31, 2008, in the event of a change in control of U. S. Steel, debt obligations totaling $2,600 million, plus any sums then outstanding under the Credit Agreement may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $62 million or provide a letter of credit to secure the remaining obligation.

In the event of the bankruptcy of Marathon Oil Corporation (Marathon), $510 million related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

U. S. Steel was in compliance with all of its debt covenants at March 31, 2008.

15.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	March 31, 2008	December 31, 2007
Balance at beginning of year	$40	$33
Additional obligations incurred	-	1
Foreign currency translation effects	2	3
Accretion expense	1	3

Balance at end of period	$43	$40

Certain asset retirement obligations related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate their fair value.

16.	Variable Interest Entities

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

Blackbird Acquisition Inc.

Blackbird Acquisition Inc. (Blackbird) is an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird. At March 31, 2008, there were no assets or liabilities consolidated through Blackbird.

U. S. Steel Receivables, LLC

U. S. Steel has a receivables purchase program. Trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned consolidated special purpose entity. USSR can then sell revolving interests in up to $500 million of the receivables to certain commercial paper conduits. At December 31, 2007 and March 31, 2008, an additional $350 million and $380 million of accounts receivable could have been sold under this facility. The Receivables Purchase Agreement expires on September 25, 2010.

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. DRB manages the development and marketing of the property. The consolidation of DRB had an insignificant effect on U. S. Steel’s results for the quarters ended March 31, 2008 and 2007.

Chicago Lakeside Development, LLC

Chicago Lakeside Development, LLC (CLD) was established in 2006 to develop 275 acres of land that U. S. Steel owns in Chicago, Illinois. During the predevelopment phase of the project (originally expected to last approximately eighteen months, but extended for an additional twelve months in the fourth quarter of 2007), CLD will investigate the feasibility of the project and plan the development. U. S. Steel will contribute approximately 45 percent of the costs incurred during this phase. If CLD proceeds with the development, U. S. Steel will contribute its land to the entity for development. The consolidation of CLD had an insignificant effect on U. S. Steel’s results for the quarter ended March 31, 2008. During the quarter ended March 31, 2007, the consolidation of CLD reduced income from operations by $2 million, which was partially offset by minority interests of $1 million.

Gateway Energy & Coke Company, LLC

In the first quarter 2008, U. S. Steel entered into a coke supply agreement with Gateway Energy & Coke Company, LLC (Gateway), a wholly owned subsidiary of SunCoke Energy, Inc. Gateway has agreed to construct a heat recovery coke battery plant with an expected annual capacity of 651,000 tons of furnace coke at U. S. Steel’s Granite City Works that is expected to begin operations in the fourth quarter of 2009. U. S. Steel has no ownership interest in Gateway; however, because U. S. Steel is the primary beneficiary of Gateway, U. S. Steel consolidates Gateway in its financial results. At March 31, 2008, Gateway had added approximately $13 million in assets to our consolidated balance sheet, which were offset by minority interests. For the quarter ended March 31, 2008, the consolidation of Gateway had an insignificant effect on U. S. Steel’s income from operations.

17.	Comprehensive Income

The following table reflects the components of comprehensive income:

	Quarter Ended March 31,
(In millions)	2008	2007
Net income	$235	$273
Changes in foreign currency translation adjustments, net of tax	34	34
Changes in employee benefit accounts, net of tax	27	20

Comprehensive income	$296	$327

18.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, transportation services and fees for providing various management and other support services to equity and other related parties. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $293 million and $256 million for the quarters ended March 31, 2008 and 2007, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties.

Purchases from equity investees for outside processing services amounted to $34 million and $9 million for the quarters ended March 31, 2008 and 2007, respectively.

Accounts payable to related parties include balances due PRO-TEC Coating Company (PRO-TEC) of $68 million and $59 million at March 31, 2008 and December 31, 2007, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other equity investees totaled $2 million and $3 million at March 31, 2008 and December 31, 2007, respectively.

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

Asbestos matters – As of March 31, 2008, U. S. Steel was a defendant in approximately 325 active cases involving approximately 2,950 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). Almost 2,650 or approximately 90 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the quarter ended March 31, 2008, U. S. Steel paid approximately $3 million in settlements. These settlements and other dispositions resolved approximately 160 claims. New case filings in the first quarter of 2008 added approximately 110 claims. At December 31, 2007, U. S. Steel was a defendant in approximately 325 active cases involving approximately 3,000 plaintiffs. During 2007, U. S. Steel paid approximately $9 million in settlements. These settlements and other dispositions resolved approximately 1,230 claims. New case filings in 2007 added approximately 530 claims. Most claims filed in 2007 and 2008 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

Historically, these claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); (2) claims made by industrial workers allegedly exposed to products manufactured by U. S. Steel; and (3) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel. In general, the only insurance available to U. S. Steel with respect to asbestos claims is excess casualty insurance, which has multi-million dollar self-insured retentions. To date, U. S. Steel has received minimal payments under these policies relating to asbestos claims.

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 125 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. The vast majority of pending claims against U. S. Steel allege so-called “premises” liability-based exposure on U. S. Steel’s current or former premises. These claims are made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers. In most cases the claimant also was exposed to asbestos in non-U. S. Steel settings; the relative periods of exposure between U. S. Steel and non-U. S. Steel settings vary with each claimant; and the strength or weakness of the causal link between U. S. Steel exposure and any injury vary widely.

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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities totaled $139 million at March 31, 2008, of which $20 million was classified as current, and $142 million at December 31, 2007, of which $20 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $2 million and $4 million for the quarters ended March 31, 2008 and 2007, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 30 percent.

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

Projects with Ongoing Study and Scope Development – There are six environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs, (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), and the Fairless

Plant), a voluntary remediation program at the former steel making plant at Joliet, Illinois, and one state Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) program at the Duluth St. Louis Estuary and Upland Project. As of March 31, 2008, accrued liabilities for these projects totaled $3 million for the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects may prove insignificant or could range in the aggregate up to $35 million. The scope of the UPI and the Duluth projects, depending on agency negotiations, could become defined in 2008.

Significant Projects with Defined Scope – As of March 31, 2008, a total of $66 million was accrued for the West Grand Calumet Lagoon and other projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site, as well as the Municipal Industrial & Disposal Company (MIDC) CERCLA site in Elizabeth, PA, where the scope of the work is well developed. U. S. Steel does not expect material additional costs related to these projects.

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including for the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the project, has developed work plans, is conducting field investigations and has begun remediation on some areas of the site for which U. S. Steel has sole responsibility. U. S. Steel had an accrued liability of $21 million as of March 31, 2008 for its share of the remaining costs of remediation.

Other Projects – There are six other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2008 was $14 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at March 31, 2008 was $9 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $18 million at March 31, 2008, and were based on known scopes of work.

Administrative and Legal Costs – As of March 31, 2008, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2008 and 2007, such capital expenditures totaled $10 million and $9 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements. Acquisition of additional facilities such as Lone Star and Stelco increase these requirements.

In January 2008, USSS entered into an agreement with the Serbian government that commits us to spend approximately $50 million before the end of 2009 to improve the environmental performance of our facility. The money will be spent on various capital projects aimed at reducing gas emissions.

CO2 Emissions – Many nations, including the United States, are considering regulation of CO2 emissions. International negotiations to supplement or replace the 1997 Kyoto Protocol are ongoing. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The European Union has established greenhouse gas regulations; Canada has published details of a regulatory framework for greenhouse gas emissions, as discussed below; and the United States may establish regulations in the future. Such regulations may entail substantial capital expenditures, restrict production, and raise the price of coal and other carbon based energy sources.

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

On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution (the Plan). The federal government plans to set mandatory reduction targets on all major greenhouse gas producing industries to achieve an absolute reduction of 150 megatonnes in greenhouse gas emissions from 2006 levels by 2020. On March 10, 2008, Canada’s federal government published a Regulatory Framework for Industrial Greenhouse Gas Emissions (the Framework). The Plan and the Framework provide that facilities operating in 2006 will be required to cut their greenhouse gas emissions intensity by 18 percent by 2010 with a further 2 percent reduction in each following year. Companies will be able to choose the most cost-effective way to meet their targets from a range of options including in-house reductions, contributions to a capped technology fund, domestic emissions trading and offsets and access to the Kyoto Protocol’s Clean Development Mechanism. Companies that have already reduced their greenhouse gas emissions prior to 2006 may be eligible for a limited one-time credit for early action. The Plan includes reduction targets for other air pollutants, such as nitrogen oxide and sulfur oxide. The Framework effectively exempts fixed process emissions of CO2, which could exclude certain iron and steel producing CO2 emissions from mandatory reductions. The draft regulations implementing the Framework are expected in late 2008. The impact on USSC cannot be estimated at this time.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $139 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Contingencies related to the Separation from Marathon – In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $30 million as of March 31, 2008 may be declared immediately due and payable.

NIPSCO Litigation Reserve – In March 2008, the Indiana Court of Appeals reversed a previous decision of the Indiana Utilities Regulatory Commission involving a rate escalation provision in U. S. Steel’s electric power supply contract with Northern Indiana Public Service Company (NIPSCO). U. S. Steel is seeking further judicial review of this decision, but we have established a reserve of $45 million related to prior year effects.

Wabush – Before U. S. Steel’s October 31, 2007 acquisition of USSC, Cleveland Cliffs Inc. (“Cliffs”) and USSC received and accepted a non-binding offer dated June 6, 2007 from Consolidated Thompson Iron Mines Limited (“Consolidated”) to purchase USSC’s 44.6 percent interest and Cliff’s 26.8 percent interest in Wabush for a purchase price of $64.3 million plus two year warrants to purchase 3 million shares of Consolidated common stock. This offer stated: “The acceptance of this offer by Cliffs and Stelco [USSC] shall not create any legally enforceable rights, other than the provisions of section 5, 14 and 15 of the attached”. (Those sections contained limited exclusivity, confidentiality and choice of law provisions.) On August 30, 2007, ArcelorMittal Dofasco, Inc (“Dofasco”) purported to exercise a right of first refusal under the Participants Agreement dated as of January 1, 1967 governing Wabush. On March 4, 2008, following several months of unsuccessful negotiations over many of the major terms of the purchase and sale, USSC informed Dofasco that they were withdrawing from further negotiations. On March 20, 2008, Dofasco served USSC with a statement of claim filed in the Ontario Superior Court of Justice seeking a court order requiring Cliffs and USSC to sell their interests in Wabush to Dofasco and to pay C$427 million (approximately $416 million) or, alternatively, to pay damages of C$1.80 billion (approximately $1.75 billion). USSC intends to vigorously defend this action and does not believe it has any liability to Dofasco regarding this matter.

Randall Reef – The Canadian and Ontario governments have identified a sediment deposit in Hamilton Harbor near USSC’s Hamilton Works for remediation, which the regulatory agencies estimate will require expenditures of approximately C$90 million (approximately $88 million). The national and provincial governments have each allocated C$30 million (approximately $29 million)

for this project and they have stated that they will be looking for local sources, including industry, to fund the remaining C$30 million (approximately $29 million). USSC has committed to supply the steel necessary for the proposed encapsulation and has accrued C$7 million (approximately $7 million). Additional contributions may be sought.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $26 million at March 31, 2008). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

1314B Partnership – See description of the partnership in Note 16. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at March 31, 2008, including interest and tax gross-up, is approximately $660 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental and certain other obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $142 million as of March 31, 2008, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At March 31, 2008, U. S. Steel’s contract commitments to acquire property, plant and equipment totaled $370 million.

U. S. Steel is party to a take-or-pay arrangement that expires in 2017. Under this arrangement, U. S. Steel is required to pay a minimum monthly facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Fairfield Works are shut down. If associated steelmaking operations are shut down after January 1, 2013, a maximum termination payment of $15 million is due.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007. References in this Quarterly Report on Form 10-Q to “U. S. Steel”, “the Company”, “we”, “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context.

RESULTS OF OPERATIONS

Net sales by segment for the first quarters of 2008 and 2007 are set forth in the following table:

	Quarter Ended March 31,		%
(Dollars in millions, excluding intersegment sales)	2008	2007	Change
Flat-rolled Products (Flat-rolled)	$3,155	$2,189	44%
U. S. Steel Europe (USSE)	1,356	1,160	17%
Tubular Products (Tubular)	621	356	74%

Total sales from reportable segments	5,132	3,705	39%
Other Businesses	64	51	25%

Net sales	$5,196	$3,756	38%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended March 31, 2008 versus the quarter ended March 31, 2007 is set forth in the following table:

Quarter Ended March 31, 2008 versus Quarter Ended March 31, 2007

	Steel Products (a)				Coke & Other	Net Change
	Volume	Price	Mix	FX (b)
Flat-rolled	43%	4%	-2%	0%	-1%	44%
USSE	-1%	4%	2%	11%	1%	17%
Tubular	79%	-7%	2%	0%	0%	74%
(a)	Excludes intersegment sales
(b)	Foreign currency effects

Net sales were $5,196 million in the first quarter of 2008, compared with $3,756 million in the same quarter last year. The increase in sales for the Flat-rolled segment primarily reflected higher shipments, mainly due to the inclusion of U. S. Steel Canada Inc. (USSC). The increase in sales for the European segment was primarily due to favorable currency effects and higher average realized euro-based prices. Including the currency effects, average realized prices increased $122 per ton from the same period last year. The increase in sales for the Tubular segment resulted primarily from increased shipments, mainly due to the inclusion of the former Lone Star Technologies, Inc. (Lone Star) facilities.

Operating expenses

Total operating expenses as a percent of sales were 95 percent in the first quarter of 2008, compared to 91 percent in the first quarter of 2007. The increase primarily reflected higher unit production costs mainly due to increased raw materials and energy costs.

Profit-based union payments

	Quarter Ended March 31,		% Change
(Dollars in millions)	2008	2007
Allocated to segment results	$24	$30	-20%
Retiree benefit expenses	-	26	-100%

Total	$24	$56	-57%

Results for the first quarters of 2008 and 2007 included costs related to profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the United Steelworkers (USW), and to payments pursuant to agreements with other unions. All of these costs are included in cost of sales on the statement of operations.

Profit-based payment amounts per the agreement with the USW are calculated as a percentage of consolidated income from operations after special items (as defined in the agreement) and are paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. Amounts in the first quarter of 2007 also included costs related to a trust to be used to assist retirees from National Steel with health care costs. This profit-based expense was eliminated beginning with the fourth quarter of 2007 pursuant to an agreement with the USW. For further information, see U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $14 million in the first quarter of 2008, compared to $29 million in the first quarter of 2007. The decrease primarily reflects the improved funded status of the main U. S. Steel pension plan. Costs related to defined contribution plans totaled $8 million in the first quarter of 2008, compared to $6 million in last year’s first quarter.

Other benefits costs, including multiemployer plans, totaled $34 million in the first quarter of 2008, compared to $31 million in the corresponding period of 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses were $142 million in the first quarter of 2008, compared to $139 million in the first quarter of 2007. The increase mainly resulted from increased expenses related to our 2007 acquisitions of USSC and Lone Star, partially offset by lower pension and retiree medical costs.

Income from operations by segment for the first quarters of 2008 and 2007 is set forth in the following table:

	Quarter Ended March 31,		% Change
(Dollars in millions)	2008	2007
Flat-rolled	$120	$75	60%
USSE	161	206	-22%
Tubular	51	102	-50%

Total income from reportable segments	332	383	-13%
Other Businesses	(5)	2

Segment income from operations	327	385	-15%
Retiree benefit income (expenses)	1	(39)
Other items not allocated to segments:
Litigation reserve	(45)	-
Flat-rolled inventory transition effects	(17)	-

Total income from operations	$266	$346	-23%

Segment results for Flat-rolled

	Quarter Ended March 31,		% Change
	2008	2007
Income from operations ($ millions)	$120	$75	60%
Raw steel production (mnt)	5,558	3,713	50%
Capability utilization	91.7%	77.6%	18%
Steel shipments (mnt)	4,701	3,188	47%
Average realized steel price per ton	$646	$650	-1%

The increase in first quarter 2008 Flat-rolled income as compared to first quarter 2007 resulted mainly from higher commercial effects (approximately $100 million), improved operating efficiencies (approximately $80 million), increased income from semi-finished steel sales to Tubular (approximately $60 million) and lower employee-related expenses (approximately $20 million). These were partially offset by higher raw materials (approximately $170 million) and energy (approximately $30 million) costs.

Segment results for USSE

	Quarter Ended March 31,		% Change
	2008	2007
Income from operations ($ millions)	$161	$206	-22%
Raw steel production (mnt)	1,908	1,799	6%
Capability utilization	103.4%	98.2%	5%
Steel shipments (mnt)	1,638	1,652	-1%
Average realized steel price per ton	$791	$669	18%

The decrease in USSE income in the first quarter of 2008 as compared to the first quarter of 2007 was primarily due to increased costs for raw materials (approximately $100 million), partially offset by higher euro-based prices (approximately $50 million).

On April 23, 2008, we signed a four-year agreement with the OZ Metalurg union covering most represented employees at U. S. Steel Košice, s.r.o. (USSK). This contract was effective April 1, 2008, and includes a wage increase based on the estimated inflation rate plus 1.9 percent.

Segment results for Tubular

	Quarter Ended March 31,		% Change
	2008	2007
Income from operations ($ millions)	$51	$102	-50%
Steel shipments (mnt)	433	247	75%
Average realized steel price per ton	$1,297	$1,435	-10%

The decline in Tubular income in the first quarter of 2008 as compared to the same quarter last year mainly resulted from higher costs for semi-finished steel (approximately $50 million).

Results for Other Businesses

Other Businesses generated a loss of $5 million in the first quarter of 2008, compared to income of $2 million in the first quarter of 2007. The decrease resulted primarily from the non-recurrence of a first quarter 2007 sale by our real estate business.

Items not allocated to segments

The change in retiree benefit income (expenses) compared to the first quarter last year primarily resulted from the elimination of profit-based expense related to certain former National Steel employees (See “Operating expenses – Profit-based union payments”) and the improved funded status of the main pension plan.

A litigation reserve of $45 million was established in the first quarter of 2008 as a result of a ruling by the Indiana Court of Appeals involving a rate escalation provision in U. S. Steel’s power supply contract with Northern Indiana Public Service Company. U. S. Steel is seeking further judicial review of this ruling.

Flat-rolled inventory transition effects of $17 million in the first quarter of 2008 reflected the impact of selling inventory acquired in the acquisition of USSC, which had been recorded at fair value.

Net interest and other financial costs

	Quarter Ended March 31,			% Change
(Dollars in millions)	2008	2007
Interest and other financial costs	$49	$28	(a)	75%
Interest income	(5)	(22	)(b)
Foreign currency gains	(76)	(4)
Charge from early extinguishment of debt	-	3

Total net interest and other financial costs	$(32)	$5
(a)

Includes $6 million of interest expense on the liability for National retiree benefits that was settled in the fourth quarter of 2007. For further information, see U. S. Steel's Annual Report on Form 10-K for the year ended December 31, 2007.

(b)	Includes $6 million of interest income on deposits for National retiree benefits. For further information, see U. S. Steel's Annual Report on Form 10-K for the year ended December 31, 2007.

The favorable change in net interest and other financial costs in the first quarter of 2008 compared to the same period last year was mainly due to higher foreign currency gains primarily due to remeasurement effects on a U.S. dollar-denominated intercompany loan to a European affiliate that totaled $1.1 billion at March 31, 2008. This was partially offset by losses on euro-U.S. dollar derivatives, which we use to mitigate our foreign currency exposure, and increased interest expense resulting from debt incurred to fund the acquisitions of Lone Star and USSC (For further information, see “Liquidity”). Interest related to this new debt was partially offset by lower interest expense related to our 9 3/4% Senior Notes that were redeemed in June 2007.

For additional information on U. S. Steel’s foreign currency exchange activity, see “Item 3 . Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

The provision for income taxes in the first quarter of 2008 was $58 million, compared to $66 million in the first quarter of 2007.

The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009, compared to a 100 percent credit in previous years. As a result of conditions imposed when Slovakia joined the European Union (EU) that were amended by a 2004 settlement with the EU, the total tax credit granted to USSK for the period 2000 through 2009 is limited to $430 million, of which approximately $25 million remained at December 31, 2007. Based on the credits previously used and forecasts of future taxable income, management anticipates fully utilizing the remaining credits in 2008. This is causing a higher effective tax rate in 2008 compared to 2007.

At March 31, 2008, the net domestic deferred tax liability was $54 million.

At March 31, 2008, the foreign deferred tax assets recorded were $34 million, net of an established valuation allowance of $410 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna, the Canadian dollar and the Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating loss and credit carryforwards, are more than sufficient to offset future tax liabilities. A full valuation allowance is recorded for Canadian deferred tax assets due to a recent history of losses, particularly before U. S. Steel acquired USSC. As USSC and U. S. Steel Serbia, d.o.o. (USSS) generate sufficient income, the valuation allowances of $260 million for Canadian deferred tax assets, including $230 million pre-acquisition, and $142 million for Serbian deferred tax assets as of March 31, 2008, would be partially or fully reversed at such time that it is more likely than not that the deferred tax assets will be realized. (If any portion of the $230 million of the valuation allowance at USSC is reversed prior to January 1, 2009, it will result in a decrease to goodwill. In accordance with FAS 141(R), any reversals of this amount made after January 1, 2009 will result in a decrease to tax expense.)

We expect the annual effective tax rate in 2008 to be approximately 25 percent excluding certain discrete items that lowered the rate in the first quarter.

For further information on income taxes see Note 10 to Financial Statements.

U. S. Steel’s net income was $235 million in the first quarter of 2008, compared to $273 million in the first quarter of 2007. The decreases primarily reflect the factors discussed above.

BALANCE SHEET

Receivables increased by $321 million from year-end 2007 as first quarter 2008 shipment volumes and prices increased compared to the fourth quarter of 2007.

Accounts payable increased by $243 million from year-end 2007 primarily due to increased production and higher raw materials costs compared to the fourth quarter of 2007.

Accrued taxes increased by $120 million from year-end 2007 primarily because the December 31, 2007 amount included a receivable for an anticipated refund that has been received.

CASH FLOW

Net cash provided from operating activities was $237 million for the first quarter of 2008, compared with $334 million in the same period last year. Cash from operating activities in each of the first quarters of 2008 and 2007 was reduced by a $35 million voluntary contribution to our main defined benefit pension plan. In the first quarter of 2008, cash from operating activities was also reduced by required cash contributions of $21 million to USSC’s main defined benefit pension plans. Additionally, pursuant to a December 2007 agreement with the USW, we made payments of $20 million in the first quarter of 2008 to our trust for retiree health care and life insurance to provide benefits to certain former National Steel employees and their eligible dependents. For further information regarding this agreement, see U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007.

Capital expenditures in the first quarter of 2008 were $127 million, compared with $108 million in the same period in 2007. Flat-rolled expenditures were $83 million and included spending for modernization of our cokemaking facilities, including expenditures for construction of a co-generation facility at Granite City Works, and development of an enterprise resource planning (ERP) system. USSE expenditures of $32 million included spending for development of the ERP system and spending at USSK for the reline of the No.1 blast furnace.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at March 31, 2008, totaled $370 million.

Capital expenditures for 2008 are expected to be approximately $940 million.

U. S. Steel has filed permit applications related to a proposed capital investment program totaling in excess of $150 million, which would involve the construction of a carbon alloy synthesis facility and a cogeneration facility at Port of Epes in Sumter County, Alabama. Completion of the proposed program would take an estimated 18 months after the permitting process is concluded. The proposed facility would utilize state-of-the-art technology supplied by Carbonyx, Inc. that processes coal into Cokonyx™ carbon alloy material, a product that can displace traditionally manufactured coke, a key ingredient in steelmaking. The facility would produce 250,000 tons of Cokonyx™ carbon alloy material per year. All of the Cokonyx™ carbon alloy material produced at the proposed facility would be used at Fairfield Works. The Carbonyx process employs technology that results in a significant reduction in emissions and energy consumption when compared to a traditional coke making facility or other commercial non-recovery processes.

Common stock repurchased in the first quarter of 2008 totaled 305,000 shares.

Dividends paid in the first quarter of 2008 were $29 million, compared with $24 million in the same period in 2007. Payments in the first quarter of 2008 reflected a quarterly dividend rate of 25 cents per common share. Payments in the first quarter of 2007 reflected a quarterly dividend rate of 20 cents per common share.

LIQUIDITY AND CAPITAL RESOURCES

U. S. Steel has a $500 million Receivables Purchase Agreement (RPA) with financial institutions that expires in September 2010. For further information regarding the RPA, see the discussion in the

“Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007. As of March 31, 2008, U. S. Steel had more than $500 million of eligible receivables, $120 million of which were sold.

U. S. Steel has a $750 million unsecured five-year revolving credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent (Credit Facility). The Credit Facility has an interest coverage ratio (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) covenant of 2:1 and a leverage ratio (consolidated debt to consolidated EBITDA) covenant of 3.25:1, and other customary terms and conditions, including limitations on liens and mergers. As of March 31, 2008, we had no borrowings against this facility.

At March 31, 2008, USSK had no borrowings against its €40 million and €20 million credit facilities (which approximated $95 million), but had $7 million of customs and other guarantees outstanding, reducing availability to $88 million. Both facilities expire in December 2009.

At March 31, 2008, USSS had no borrowings against its €25 million facility (which approximated $39 million). This facility is secured by USSS’s inventory of finished and semi-finished goods and expires September 28, 2008.

On May 21, 2007, we issued $300 million principal amount of 5.65% Senior Notes due 2013, $450 million principal amount of 6.05% Senior Notes due 2017 and $350 million principal amount of 6.65% Senior Notes due 2037 (collectively, the “Three Senior Notes”). The Three Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the Three Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. For further details regarding the Three Senior Notes, see U. S. Steel’s Current Report on Form 8-K filed on May 22, 2007.

On June 11, 2007, U. S. Steel entered into an unsecured $500 million five-year term loan agreement (Five-Year Loan Agreement) with a group of lenders and JPMorgan Chase Bank, N.A. as Administrative Agent. The Five-Year Loan Agreement contains the same financial covenants and limitations as the Credit Facility, as well as mandatory principal repayments of $25 million per year. As of March 31, 2008, $500 million was outstanding under the Five-Year Loan Agreement. For further details regarding the Five-Year Loan Agreement, see U. S. Steel’s Current Report on Form 8-K filed on June 11, 2007.

On October 12, 2007, U. S. Steel entered into an unsecured $500 million Three-Year Term Loan Agreement which contains the same financial covenants and limitations as the Credit Facility. As of March 31, 2008, $500 million remained outstanding.

On December 10, 2007, U. S. Steel issued $500 million principal amount of 7.00% Senior Notes due 2018 (2018 Senior Notes). The 2018 Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the 2018 Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. For further details regarding the 2018 Senior Notes, see U. S. Steel’s Current Report on Form 8-K filed on December 10, 2007. The proceeds of the offering were used to repay the $400 million One-Year Loan Agreement incurred to finance a portion of the acquisition of USSC and for general corporate purposes.

We were in compliance with all of our debt covenants at March 31, 2008.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $119 million of liquidity sources for financial assurance purposes as of March 31, 2008.

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $510 million relating to Environmental Revenue Bonds and two capital leases, as well as $30 million relating to an operating lease, may be declared immediately due and payable.

The following table summarizes U. S. Steel’s liquidity as of March 31, 2008:

(Dollars in millions)

Cash and cash equivalents (a)	$431
Amount available under Receivables Purchase Agreement	380
Amount available under Credit Facility	750
Amount available under USSK credit facilities	88
Amount available under USSS credit facilities	39

Total estimated liquidity	$1,688

(a)	Excludes $23 million of cash primarily related to the Clairton 1314B Partnership because it is not available for U. S. Steel’s use.

Our liquidity at March 31, 2008 increased by $88 million from December 31, 2007 mainly due to higher cash balances and increased availability under the Receivables Purchase Agreement.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy its obligations for the foreseeable future, including funding obligations for new joint ventures and obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources. This opinion is a forward-looking statement based upon currently available information. To the extent that operating cash flow is materially lower than current levels or external financing sources are not available on terms competitive with those currently available, including increases in interest rates, future liquidity may be adversely affected.

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new off-balance sheet arrangements during the first quarter of 2008.

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

Our U.S. facilities are subject to the U.S. environmental standards, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, Natural Resource Damage Assessments and the Comprehensive Environmental Response, Compensation and Liability Act, as well as state and local laws and regulations.

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

Many nations, including the United States, are considering regulation of CO2 emissions. International negotiations to supplement or replace the 1997 Kyoto Protocol are ongoing. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The European Union has established greenhouse gas regulations; Canada has published details of a regulatory framework for greenhouse gas emissions as discussed below; and the United States may establish regulations in the future. Such regulations may entail substantial capital expenditures, restrict production, and raise the price of coal and other carbon-based energy sources.

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

On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution (the Plan). The federal government plans to set mandatory reduction targets on all major greenhouse gas producing industries to achieve an absolute reduction of 150 megatonnes in greenhouse gas emissions from 2006 levels by 2020. On March 10, 2008, Canada’s federal government published details of its Regulatory Framework for Industrial Greenhouse Gas Emissions (the Framework). The Plan and the Framework provide that facilities existing in 2006 will be required to cut their greenhouse gas emissions intensity by 18 percent by 2010, with a further 2 percent reduction in each following year. Companies will be able to choose the most cost-effective way to meet their targets from a range of options. The Framework effectively exempts fixed process emissions of CO2, which could exclude certain iron and steel producing CO 2 emissions from mandatory reductions. Certain provinces have enacted climate change rules and Ontario may also do so. The draft regulations implementing the Framework are expected in late 2008. The impact on USSC cannot be estimated at this time.

U. S. Steel has been notified that it is a potentially responsible party (PRP) at 21 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of March 31, 2008. In addition, there are 13 sites related to U. S. Steel where it has received information requests or other indications that it may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 43 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 19 to Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the first quarter of 2008, U. S. Steel accrued $2 million for environmental matters for domestic and foreign facilities. The total accrual for such liabilities at March 31, 2008 was $139 million. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards No. 143.

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

OUTLOOK

We expect that segment income from operations will increase substantially compared to the first quarter of 2008 as realized price increases are expected to surpass continuing increases in scrap and other raw materials costs.

Second quarter Flat-rolled results are expected to improve significantly from the first quarter as higher spot prices are realized throughout the quarter. Operating levels and shipments are expected to be comparable to the first quarter, while raw materials and energy costs are expected to increase.

For USSE, we expect second quarter results to be higher than the first quarter on increased prices and comparable operating and shipping levels, despite higher raw materials costs.

We expect second quarter Tubular results to improve over the first quarter as higher prices and shipments are partially offset by further increases in costs, principally for semi-finished steel.

Results for Other Businesses are expected to increase primarily due to normal seasonal improvements at our iron ore operations in Minnesota.

This release contains forward-looking statements with respect to market conditions, operating costs, shipments and prices. Some factors, among others, that could affect market conditions, costs, shipments and prices for both North American operations and USSE include global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of facility projects; natural gas and electricity prices and usage; raw materials prices and availability; the impact of fixed prices in energy and raw materials contracts (many of which have terms of one year or longer) as compared to shorter-term contracts and spot prices of steel products; changes in environmental, tax and other laws; employee strikes; power outages or curtailments; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Economic conditions and political factors in Europe and Canada that may affect USSE’s and USSC’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, government instability, political unrest, increased regulation, export quotas, tariffs, and other protectionist measures. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2007, and in subsequent filings for U. S. Steel.

INTERNATIONAL TRADE

On April 3, 2008, U. S. Steel, along with Maverick Tube Corporation, Tex-Tube Company and the United Steelworkers filed antidumping and countervailing duty petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) for welded line pipe up to and including 16 inches against China, and antidumping petitions against Korea. If the case is successful, duties will be imposed on imports from these countries to offset the margin of unfair trade that may exist on any U.S. sales of this product from these countries. DOC has initiated investigations on all of these cases, and the ITC will vote on May 19, 2008 to make a preliminary determination regarding injury. If the preliminary determinations are affirmative, final determinations as to whether to impose relief would likely take place some time in the first half of next year.

ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), to provide qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective as of January 1, 2009; however, U. S. Steel chose to adopt FAS 161 in the first quarter of 2008. See Note 13 to Financial Statements.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)), which replaces FAS No. 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. FAS 141(R) also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. FAS 141(R) is effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, FAS 141(R) may have a material impact on our financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction. FAS 141 (R) also amends FAS 109, “Accounting for Income Taxes,” such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. This provision of FAS 141 (R) may have a material impact on our financial statements (See the discussion of U. S. Steel Canada Inc. in Note 10 to Financial Statements).

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (FAS 160). FAS 160 requires all entities to report noncontrolling interests in subsidiaries (also known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners. FAS 160 also establishes accounting and reporting standards for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 is effective as of January 1, 2009. U. S. Steel does not expect any material financial statement implications relating to the adoption of this Statement.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) issue number 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified, share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 was effective January 1, 2008, and the effect of adopting EITF 06-11 was immaterial to our financial statements.

In March 2007, the FASB ratified EITF issue number 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires an employer to recognize a liability for the postretirement benefit provided by a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967”, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF 06-10 also stipulates that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 was effective January 1, 2008.

U. S. Steel has collateral assignment split-dollar life insurance arrangements within the scope of EITF 06-10 for a small number of employees; however, the impact of adopting EITF 06-10 was immaterial to our financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS 159 was effective January 1, 2008. U. S. Steel did not adopt the fair value option.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. This Statement was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted FAS 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our financial statements. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill and indefinite lived intangible asset impairment testing, and asset retirement obligations initially measured at fair value.

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

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in March 31, 2008 interest rates on the fair value of the U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)	Fair Value	Incremental Increase in Fair Value (b)
Non-Derivative Financial Instruments (a)
Financial assets:
Investments and long-term receivables	$16	$-
Financial liabilities:
Long-term debt (c) (d)	$3,068	$113

(a)

Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)

Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at March 31, 2008, on the fair value of our non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of our long-term debt at March 31, 2008.

(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only to the extent that we elected to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value. At March 31, 2008, U. S. Steel’s portfolio of debt included $1 billion of floating rate term loans, the fair value of which are not affected by interest rate declines.

FOREIGN CURRENCY EXCHANGE RATE RISK

U. S. Steel, through USSE and USSC, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro, the Slovak koruna, the Serbian dinar and the Canadian dollar. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At March 31, 2008 and March 31, 2007, U. S. Steel had open euro forward sales contracts for both U.S. dollars (total notional value of approximately $571 million and $24 million, respectively) and Slovak koruna (total notional value of approximately $41 million and $67 million, respectively). A 10 percent increase in the March 31, 2008 euro forward rates would result in a $59 million charge to income.

In accordance with FAS 157, the fair value of our derivatives is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used include quotes from counterparties that are corroborated with market sources.

Volatility in the foreign currency markets could have significant implications for U. S. Steel as a result of foreign currency accounting remeasurement effects, primarily on a $1.1 billion U.S. dollar-denominated loan to a European affiliate, related to the acquisition of USSC. As this intercompany loan is repaid, our exposure will decrease. Subsequent to December 31, 2007, we increased our use of euro-U.S. dollar derivatives, which mitigates our currency exposure resulting from the $1.1 billion intercompany loan. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 13 to Financial Statements.

Future foreign currency impacts will depend upon changes in currencies, the extent to which we engage in derivatives transactions and repayments of the $1.1 billion intercompany loan. The amount and timing of such repayments will depend upon profits and cash flows of our international operations, future international investments and financing activities, all of which will be impacted by market conditions, operating costs, shipments, prices and foreign exchange rates.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2008. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of March 31, 2008, project costs have amounted to $58.3 million. U. S. Steel completed additional dredging in 2007, and will submit a Dredge Completion Report to EPA in May 2008. Although further dredging is not expected, $2.8 million is accrued for possible additional work that may be required to complete the project and obtain EPA approval. The Corrective Action Management Unit (CAMU) which received dredged materials from the Grand Calumet River could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $1.5 million through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel will pay the public trustees $1.0 million at the end of the sediment remediation project for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $956,000. In total, the accrued liability for the above projects based on the estimated remaining costs was $6.3 million at March 31, 2008.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites, D5, T2, and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a revised closure plan to the Indiana Department of Environmental Management (IDEM) for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a solid waste management unit (SWMU) under corrective action. In addition, U. S. Steel has submitted a closure plan for T2. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring is $6.2 million for D5, $4.3 million for T2 and $10.8 million for D2 including a portion of the Refuse Area, at March 31, 2008.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Two Phase II RFI work plans have been submitted to EPA for approval. Four self-implementing interim measures have been completed. Through March 31, 2008, U. S. Steel had spent approximately $25.9 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel continues implementation of one self-implementing interim measure. U. S. Steel is preparing a final proposal to EPA seeking approval for perimeter groundwater monitoring and is developing a proposal for a corrective measure to remediate sediments in the West Grand Calumet Lagoon. In addition, U. S. Steel is developing a sampling analysis plan for the East End SWMU; conducting a pilot scale treatment study for groundwater contamination; and implementing a groundwater treatment system for the coke plant.

The costs for the above mentioned activities, including operation and maintenance of the coke plant groundwater treatment system for 2008 are estimated to be $14.8 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement Corrective Measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the Corrective Measures for soil contamination to be approximately $3.5 million. Closure costs for the CAMU are estimated to be an additional $6.1 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was $24.4 million at March 31, 2008, based on the estimated remaining costs.

In October 1996, U. S. Steel was notified by IDEM, acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs. A Consent Decree memorializing this settlement was entered on the record by the court and thereafter became effective April 1, 2005. U. S. Steel has paid our entire share of the assessment costs and $12.5 million of our share of the restoration costs to the public trustees. A balance of $8.0 million in restoration costs to complete our settlement obligations remains as an accrued liability as of March 31, 2008.

On November 26, 2007, IDEM issued a Notice of Violation (NOV) alleging three pushing violations and one door violation on the No. 2 Battery that were to have occurred on July 11, 2007. On December 20, 2007, IDEM made a verbal penalty demand of $123,000 to resolve these alleged violations. U. S. Steel provided written responses to the NOVs. Negotiations regarding these NOVs are ongoing.

On March 2, 2008 and March 18, 2008, IDEM issued NOVs alleging opacity limitation violations from the coke plant and Blast Furnaces Nos. 4 and 8. U. S. Steel is currently negotiating resolution of these NOVs with IDEM.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After the acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending an “in-place” closure of the East Side SWMU. The cost to close the East Side SWMU is expected to be $4.1 million, and was recorded as an accrued liability as of March 31, 2008.

Mon Valley Works

On March 17, 2008, U. S. Steel entered a Consent Order and Agreement (COA) with the Allegheny County Health Department (ACHD) to resolve alleged opacity limitation and pushing and traveling violations from older coke oven batteries at its Clairton Plant and to resolve alleged opacity violations from its Edgar Thomson Plant. The COA required U. S. Steel to pay a civil penalty of $301,800 to resolve past alleged violations addressed by the COA. U. S. Steel paid the civil penalty on March 25, 2008. The COA requires U. S. Steel to conduct interim repairs on existing batteries, and make improvements at the Ladle Metallurgical Facility and Steelmaking Shop at the Edgar Thomson plant. In November 2007, U. S. Steel announced that it is considering plans to upgrade the Clairton Plant. These upgrades would be conducted in two phases and would address the alleged violations and improve coking performance. The first phase would include replacing Batteries 7 through 9 with a new six meter “C” Battery that would employ Best Available Control Technology (BACT); and the second phase would include replacing Batteries 1 though 3 with a new six meter “D” Battery, that would also employ BACT. In addition, U. S. Steel plans to upgrade its existing Batteries 19 and 20. U. S. Steel is currently discussing the permit requirements with ACHD. U. S. Steel estimates that these investments will exceed $1 billion. U. S. Steel is also making upgrades at its Edgar Thomson Plant that would reduce emissions. In January 2008, U. S. Steel submitted an installation air permit application for C Battery. ACHD anticipates having a draft permit for public comment by early May 2008.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $191,000. It is reasonably possible that additional costs of up to $35 million may be incurred at this site in combination with five other projects. See Note 19 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved and field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. ADEM approved the Phase I RFI Report and is reviewing a Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $852,000. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Based on results from our Phase I facility investigation of Ensley, U. S. Steel identified approximately two acres of land at the former coke plant for remediation. As of March 31, 2008, costs to complete the remediation of this area have amounted to $1.2 million. An additional $106,000 is accrued for project contingencies. In total, the accrued liability for the projects described above was $958,000 at March 31, 2008, based on estimated remaining costs. It is reasonably possible that additional costs of up to $35 million may be incurred at this site in combination with five other projects. See Note 19 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (Ohio EPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. On December 15, 2006, U. S. Steel received a letter from Ohio EPA that requires

U. S. Steel to complete an evaluation of human exposure and update the previous RCRA preliminary site assessment. We have accrued $80,000 for the costs of additional studies at this site. It is reasonably possible that additional costs of up to $35 million may be incurred at the Lorain Tubular Corrective Action program in combination with five other projects. See Note 19 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Duluth Works

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.3 million for cleanup and agency oversight costs through March 31, 2008. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River Interlake Duluth Tar site on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel has recently submitted an engineering study of the estuary sediments. The method and extent of remediation at this site is presently unknown, therefore, future costs are indeterminable. Study and oversight costs are currently estimated at $340,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five-year review recommendations. It is reasonably possible that additional costs of up to $35 million may be incurred at this site in combination with five other projects. See Note 19 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Granite City Works

Granite City Works received two NOVs, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. On September 14, 2005, the Illinois Attorney General filed a complaint in the Madison County Circuit Court, titled People of the State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation, which included the issues raised in the two NOVs. In December 2006, IEPA added to its complaint by adding a release of coke oven gas in February 2006. In October 2007, the Court entered a Second Supplemental Complaint, in which IEPA added alleged violations regarding excessive opacity emissions from the Blast Furnace, and incorrect sulfur dioxide (SO2) emission factors regarding Blast Furnace Gas emissions. On December 18, 2007, U. S. Steel entered into a Consent Order with the Illinois Attorney General and IEPA that resolved the Complaint, as supplemented. The Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Order; and (4) submit to IEPA a revised permit application, with the correct SO2 emission factors, which U. S. Steel submitted in January 2008. On March 31, 2008, U. S. Steel submitted a revised BOF Compliance Schedule and request to modify the Order consistent with the schedule.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an asset sales agreement and a permit issued by the Utah Department of Environmental Quality. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, developed work plans, continues to conduct field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. U. S. Steel has recorded a liability of $21.2 million as of March 31, 2008, for our estimated share of the remaining costs of remediation.

Other

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB), entered into a consent order to conduct an investigation and develop remediation alternatives. In 2004, a remedial action design report was submitted to and approved by KDHE. Implementation of the preferred remedy was completed in late 2007. The respondents are finalizing the Removal Action Summary report, deed restrictions and operating and maintenance plans by KDHE. In 2005, KDHE and the U.S. Fish and Wildlife Service asserted a claim against U. S. Steel and SSB (now called CitiGroup Global Market Holdings, Inc.) for natural resource damages at the site and nearby creek. On September 12, 2007, U. S. Steel signed a consent decree to settle this claim for a cash payment with U. S. Steel’s share at $247,875. This consent decree was entered by the court, and U. S. Steel paid its share of the settlement on December 13, 2007. On August 17, 2006, both parties received a demand from DOJ for approximately $1.7 million for past costs incurred by EPA in cleaning up the site and surrounding residential yards, U. S. Steel’s share being 50 percent of the claim for past costs. U. S. Steel and CitiGroup signed an agreement with EPA to suspend the running of the statute of limitations for filing of EPA’s claims for the period between August 21, 2006 and July 31, 2008.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel, Lubrizol and Exxon are the largest PRPs at the site and have agreed to equally share costs at the site, making U. S. Steel’s share 33 1/3 percent. Phase I soil, waste and groundwater sampling was completed in December 2006. The Affected Property Assessment Report was timely submitted to the TCEQ on March 15, 2008. The accrued liability to complete the site investigations and implement the remedial measure is $1.9 million as of March 31, 2008.

ASBESTOS LITIGATION

As of March 31, 2008, U. S. Steel was a defendant in approximately 325 active cases involving approximately 2,950 plaintiffs (claims), including cases involving businesses acquired from Lone Star. At December 31, 2007, U. S. Steel was a defendant in approximately 325 active cases involving approximately 3,000 plaintiffs.

Almost 2,650, or approximately 90 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Of these claims, approximately 1,550 are pending in Mississippi and about 1,100 are pending in Texas. Based upon U. S. Steel’s experience in such cases, we believe that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Mississippi and Texas have amended their laws to curtail mass filings. As a consequence, most of the claims filed in 2008 and 2007 involved individual or small groups of claimants.

Historically, these claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); (2) claims made by industrial workers allegedly exposed to products formerly manufactured by U. S. Steel and (3) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel. In general, the only insurance available to U. S. Steel with respect to asbestos claims is excess casualty insurance, which has multi-million dollar self-insured retentions. To date, U. S. Steel has received minimal payments under policies relating to asbestos claims.

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 125 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2005	11,000	3,800	1,200	8,400	$11
December 31, 2006	8,400	5,150	450	3,700	$8
December 31, 2007	3,700	1,230	530	3,000	$9
March 31, 2008	3,000	160	110	2,950	$3

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

OTHER LITIGATION

In March 2008, the Indiana Court of Appeals reversed a previous decision of the Indiana Utilities Regulatory Commission involving a rate escalation provision in U. S. Steel’s electric power supply contract with Northern Indiana Public Service Company. U. S. Steel is seeking further judicial review of this decision, but we have established a reserve of $45 million related to prior year effects.

Before U. S. Steel’s October 31, 2007 acquisition of USSC, Cleveland Cliffs Inc. (Cliffs) and USSC received and accepted a non-binding offer dated June 6, 2007 from Consolidated Thompson Iron Mines Limited (Consolidated) to purchase USSC’s 44.6 percent interest and Cliff’s 26.8 percent interest in Wabush for a purchase price of $64.3 million plus two year warrants to purchase 3 million shares of Consolidated common stock. This offer stated: “The acceptance of this offer by Cliffs and Stelco [USSC] shall not create any legally enforceable rights, other than the provisions of section 5, 14 and 15 of the attached”. (Those sections contained limited exclusivity, confidentiality and choice of law provisions.) On August 30, 2007, ArcelorMittal Dofasco, Inc. (Dofasco) purported to exercise a right of first refusal under the Participants Agreement dated as of January 1, 1967 governing Wabush. On March 4, 2008, following several months of unsuccessful negotiations over many of the major terms of the purchase and sale, USSC informed Dofasco that they were withdrawing from further negotiations. On March 20, 2008, Dofasco served USSC with a statement of claim filed in the Ontario Superior Court of Justice seeking a court order requiring Cliffs and USSC to sell their interests in Wabush to Dofasco and to pay C$427 million (approximately $416 million) or, alternatively, to pay damages of C$1.80 billion (approximately $1.75 billion). USSC intends to vigorously defend this action and does not believe it has any liability to Dofasco regarding this matter.

Item 1A. RISK FACTORS

During the first quarter of 2008, there were no material changes to the risk factors that were disclosed in Item 1A of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2008	2007
INCOME FROM OPERATIONS
Flat-rolled (a)	$120	$75
U. S. Steel Europe	161	206
Tubular (b)	51	102
Other Businesses (c)	(5)	2

Segment Income from Operations	327	385
Retiree benefit income (expenses)	1	(39)
Other items not allocated to segments:
Litigation reserve	(45)	-
Flat-rolled inventory transition effects	(17)	-

Total Income from Operations	$266	$346
CAPITAL EXPENDITURES
Flat-rolled (a)	$83	$50
U. S. Steel Europe	32	30
Tubular (b)	4	2
Other Businesses (c)	8	26

Total	$127	$108
OPERATING STATISTICS
Average realized price: ($/net ton) (d)
Flat-rolled (a)	$646	$650
U. S. Steel Europe	791	669
Tubular (b)	1,297	1,435
Steel Shipments: (d)(e)
Flat-rolled (a)	4,701	3,188
U. S. Steel Europe	1,638	1,652
Tubular (b)	433	247
Raw Steel-Production: (e)
North American facilities	5,558	3,713
U. S. Steel Europe	1,908	1,799
Raw Steel-Capability Utilization: (f)
North American facilities	91.7%	77.6%
U. S. Steel Europe	103.4%	98.2%
(a)	Includes the results of the businesses acquired from Stelco Inc. as of October 31, 2007, excluding the iron ore and real estate interests.
(b)	Includes the results of the businesses acquired from Lone Star Technologies, Inc. as of June 14, 2007.
(c)	Includes the results of the iron ore and real estate interests acquired from Stelco Inc. as of October 31, 2007.
(d)	Excludes intersegment transfers.
(e)	Thousands of net tons.
(f)

Based on annual raw steel production capability of 19.4 million net tons for North American facilities prior to October 31, 2007 and 24.3 million net tons thereafter, and 7.4 million net tons for U. S. Steel Europe.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

U. S. Steel had no sales of unregistered securities during the period covered by this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by U. S. Steel of its equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2008	105,000	$107.92	105,000	6,356,300
February 1-29, 2008	100,000	$103.78	100,000	6,256,300
March 1-31, 2008	100,000	$113.94	100,000	6,156,300

Item 6. EXHIBITS

10.1	Base Salaries of Named Executive Officers

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Larry G. Schultz

Larry G. Schultz
Vice President and Controller

April 29, 2008

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.