Form 10-Q
period 2008-06-30
UNITED STATES STEEL CORP
filed 2008-07-29
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes      No Ö

Common stock outstanding at July 25, 2008 – 117,488,117 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2008	2007	2008	2007
Net sales:
Net sales	$6,414	$3,931	$11,317	$7,431
Net sales to related parties	330	297	623	553

Total	6,744	4,228	11,940	7,984

Operating expenses (income):
Cost of sales (excludes items shown below)	5,497	3,595	10,140	6,774
Selling, general and administrative expenses	171	138	313	277
Depreciation, depletion and amortization (Notes 6 and 8)	159	118	315	229
Income from investees	(34)	(10)	(41)	(12)
Net gains on disposal of assets	(1)	(3)	(2)	(13)
Other income, net	(2)	(1)	(5)	(8)

Total	5,790	3,837	10,720	7,247

Income from operations	954	391	1,220	737
Interest expense	42	59	88	85
Interest income	(3)	(25)	(8)	(47)
Other financial (income) costs (Note 9)	(14)	-	(87)	1

Net interest and other financial (income) costs	25	34	(7)	39
Income before income taxes and minority interests	929	357	1,227	698
Income tax provision (Note 11)	255	53	313	119
Minority interests	6	2	11	4

Net income	$668	$302	$903	$575

Income per common share (Note 12):
Net income per share:
- Basic	$5.69	$2.55	$7.68	$4.86
- Diluted	$5.65	$2.54	$7.64	$4.83
Weighted average shares, in thousands:
- Basic	117,507	118,221	117,551	118,232
- Diluted	118,217	118,891	118,190	118,920

Dividends paid per share	$0.25	$0.20	$0.50	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

	(Unaudited) June 30, 2008	December 31, 2007
(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$391	$401
Receivables, less allowance of $49 and $42 (Note 17)	3,018	1,924
Receivables from related parties (Note 19)	165	153
Inventories (Note 13)	2,593	2,279
Deferred income tax benefits (Note 11)	142	151
Other current assets	60	51

Total current assets	6,369	4,959
Investments and long-term receivables, less allowance of $6 and $6	770	694
Property, plant and equipment - net (Note 8)	6,890	6,688
Intangibles - net (Note 6)	276	419
Goodwill (Note 6)	1,716	1,712
Assets held for sale (Note 5)	202	233
Prepaid pensions	871	734
Deferred income tax benefits (Note 11)	11	16
Other noncurrent assets	202	177

Total assets	$17,307	$15,632
Liabilities
Current liabilities:
Accounts payable	$2,269	$1,668
Accounts payable to related parties (Note 19)	88	62
Bank checks outstanding	48	53
Payroll and benefits payable	1,040	995
Accrued taxes (Note 11)	282	95
Accrued interest	36	20
Short-term debt and current maturities of long-term debt (Note 15)	110	110

Total current liabilities	3,873	3,003
Long-term debt, less unamortized discount (Note 15)	3,110	3,147
Employee benefits	3,016	3,187
Deferred income tax liabilities (Note 11)	245	162
Deferred credits and other liabilities	529	514

Total liabilities	10,773	10,013

Contingencies and commitments (Note 20)
Minority interests	125	88
Stockholders’ Equity:
Common stock (123,785,911 and 123,785,911 shares issued) (Note 12)	124	124
Treasury stock, at cost (6,207,919 and 5,790,827 shares)	(470)	(395)
Additional paid-in capital	2,972	2,955
Retained earnings	4,527	3,683
Accumulated other comprehensive loss (Note 18)	(744)	(836)

Total stockholders’ equity	6,409	5,531

Total liabilities and stockholders’ equity	$17,307	$15,632

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2008	2007
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$903	$575
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	315	229
Provision for doubtful accounts	5	(12)
Pensions and other postretirement benefits	(216)	(85)
Minority interests	11	4
Deferred income taxes	97	49
Net gains on disposal of assets	(2)	(13)
Distributions received, net of equity investees income	(16)	14
Changes in:
Current receivables - sold	450	40
- repurchased	(460)	(40)
- operating turnover	(1,043)	(297)
Inventories	(292)	108
Current accounts payable and accrued expenses	798	229
Bank checks outstanding	(5)	63
Foreign currency translation	(56)	(5)
All other, net	(26)	(3)

Net cash provided by operating activities	463	856

Investing activities:
Capital expenditures	(340)	(250)
Acquisition of Lone Star Technologies, Inc.	-	(1,990)
Acquisition of Stelco Inc.	(1)	-
Disposal of assets	7	18
Restricted cash, net	-	1
Investments, net	(16)	(2)

Net cash used in investing activities	(350)	(2,223)

Financing activities:
Issuance of long-term debt, net of financing costs	-	1,583
Repayment of long-term debt	(36)	(449)
Common stock issued	11	15
Common stock repurchased	(85)	(58)
Distributions from (to) minority interest owners	25	(7)
Dividends paid	(59)	(47)
Excess tax benefits from stock-based compensation	9	8

Net cash (used in) provided by financing activities	(135)	1,045

Effect of exchange rate changes on cash	12	3

Net decrease in cash and cash equivalents	(10)	(319)
Cash and cash equivalents at beginning of year	401	1,422

Cash and cash equivalents at end of period	$391	$1,103

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In May 2008, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). Under FAS 162 , the GAAP hierarchy will now reside in the accounting literature established by the FASB. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” FAS 162 will not impact our financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3 (FSP FAS 142-3) “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets,” to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” FSP FAS 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. U. S. Steel does not expect FSP FAS 142-3 to have a material impact on our financial statements.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)), which replaces FAS No. 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. FAS 141(R) also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. FAS 141(R) is effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, FAS 141(R) may have a material impact on our financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction. FAS 141 (R) also amends FAS 109, “Accounting for Income Taxes,” such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. This provision of FAS 141 (R) may have a material impact on our financial statements (see Note 11 and the discussion of U. S. Steel Canada Inc.).

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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) issue number 06-11, “Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified, share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 was effective January 1, 2008, and the effect of adopting EITF 06-11 was immaterial to our financial statements.

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

The accounting principles applied at the operating segment level in determining income from operations are generally the same as those applied at the consolidated financial statement level. The transfer value for steel rounds from Flat-rolled to Tubular and the transfer value for iron ore pellets from Other Businesses to Flat-rolled are based on cost. The transfer value for hot-rolled bands from Flat-rolled to Tubular and all other intersegment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level. Corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations for the second quarter of 2008 and 2007 are:

(In millions) Second Quarter 2008	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
Flat-rolled	$4,010	$395	$4,405	$33	$478
USSE	1,760	-	1,760	1	298
Tubular	912	1	913	-	177

Total reportable segments	6,682	396	7,078	34	953
Other Businesses	62	472	534	-	6
Reconciling Items	-	(868)	(868)	-	(5)
Total	$6,744	$-	$6,744	$34	$954
Second Quarter 2007
Flat-rolled	$2,509	$84	$2,593	$7	$92
USSE	1,239	-	1,239	-	244
Tubular	405	-	405	3	97

Total reportable segments	4,153	84	4,237	10	433
Other Businesses	75	293	368	-	1
Reconciling Items	-	(377)	(377)	-	(43)
Total	$4,228	$-	$4,228	$10	$391

The results of segment operations for the first six months of 2008 and 2007 are:

(In millions) First Six Months 2008	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
Flat-rolled	$7,165	$677	$7,842	$42	$598
USSE	3,116	-	3,116	1	459
Tubular	1,533	1	1,534	(2)	228

Total reportable segments	11,814	678	12,492	41	1,285
Other Businesses	126	702	828	-	1
Reconciling Items	-	(1,380)	(1,380)	-	(66)
Total	$11,940	$-	$11,940	$41	$1,220
First Six Months 2007
Flat-rolled	$4,698	$169	$4,867	$10	$167
USSE	2,399	-	2,399	-	450
Tubular	761	-	761	3	199

Total reportable segments	7,858	169	8,027	13	816
Other Businesses	126	457	583	(1)	3
Reconciling Items	-	(626)	(626)	-	(82)
Total	$7,984	$-	$7,984	$12	$737

The following is a schedule of reconciling items to income from operations:

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Items not allocated to segments:
Retiree benefit expenses	$1	$(43)	$2	$(82)
Other items not allocated to segments:
Flat-rolled inventory transition effects (a)	(6)	-	(23)	-
Litigation reserve (Note 20)	-	-	(45)	-

Total other items not allocated to segments	(6)	-	(68)	-

Total reconciling items	$(5)	$(43)	$(66)	$(82)
(a)	The impact of selling acquired inventory, which had been recorded at fair value.

4.	Acquisitions

Stelco Inc.

On October 31, 2007, U. S. Steel paid $1,237 million to acquire all of the outstanding stock and stock equivalents of Stelco Inc. (Stelco) and the company was renamed U. S. Steel Canada Inc. (USSC). U. S. Steel also paid $785 million to retire substantially all of the outstanding debt of Stelco and made a $34 million contribution to Stelco’s main pension plans at closing.

USSC operates two integrated steel plants in Ontario, Canada and produces a variety of steel products for customers in the automotive, steel service center, and pipe and tubular industries within North America. The acquisition has strengthened U. S. Steel’s position as a premier supplier of flat-rolled steel products and has provided us with greater flexibility to respond to the requirements of an expanded customer base. It is also anticipated that it will generate annual, sustainable synergies through sourcing of semi-finished products and the leveraging of best practices.

The results of operations of USSC are included in U. S. Steel’s consolidated statement of operations as of the date of acquisition. The USSC integrated plants are being reported as part of U. S. Steel’s Flat-rolled segment.

In connection with the acquisition, U. S. Steel assumed Stelco’s pension funding obligations under a pension agreement entered into by Stelco and the Province of Ontario totaling C$545 million (approximately $535 million). In addition, we committed to the Canadian government to make capital investments over the next five years of at least C$200 million (approximately $196 million).

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

The acquisition has been accounted for in accordance with FAS 141, “Business Combinations” (FAS 141). The following table presents the preliminary allocation of the aggregate purchase price based on estimated fair values:

(In millions)
Assets Acquired:
Receivables	$287
Inventories	653
Other current assets	72
Property, plant & equipment	1,952
Identifiable intangible assets	62
Goodwill	623
Equity Investments	388
Other noncurrent assets	39

Total Assets	4,076

Liabilities Assumed:
Accounts payable	187
Other current liabilities	31
Employee benefits	1,523
Long term debt	103
Deferred tax liability	1
Other noncurrent liabilities	139
Minority Interest	55

Total Liabilities	2,039

Purchase price – net of cash acquired	$2,037

U. S. Steel is in the process of conforming accounting policies and procedures and completing valuations of assets acquired and liabilities assumed. As such, the allocation of the purchase price is subject to revision.

During the first half of 2008, progress was made in completing the valuations of assets acquired, and as a result, the value of acquired property, plant and equipment increased by approximately $100 million as compared to the preliminary purchase price allocation included in the notes to the consolidated financial statements in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, identifiable intangible assets decreased by approximately $140 million, other non-current liabilities increased by approximately $30 million, and goodwill increased by approximately $50 million.

Goodwill is not deductible for tax purposes. The identifiable intangible assets, principally customer relationships, are not deductible for tax purposes. Customer relationships of approximately $62 million will be subject to amortization for book purposes over a period of 31 years. Goodwill will be subject to impairment testing on an annual basis in accordance with FAS 142, “Goodwill and Other Intangible Assets” (FAS 142).

The following unaudited pro forma information for U. S. Steel for the quarter and six months ended June 30, 2007, includes the results of the Stelco acquisition as if it had been consummated at the beginning of the period presented. The results for the quarter and six months ended June 30, 2008 reflect actual results for U. S. Steel. The unaudited pro forma data is based on historical information and does not include anticipated cost savings or other effects of the integration of USSC. Accordingly, the unaudited pro forma data does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2008	2007	2008	2007
Net sales	$6,744	$4,880	$11,940	$9,151
Net income	668	249	903	472
Net income per share:
- Basic	$5.69	$2.10	$7.68	$3.99
- Diluted	$5.65	$2.09	$7.64	$3.97

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

The acquisition has been accounted for in accordance with FAS 141. The following table presents the allocation of the aggregate purchase price based on estimated fair values:

(In millions)
Assets Acquired:
Receivables	$133
Inventories	413
Other current assets	11
Property, plant & equipment	356
Identifiable intangible assets	232
Goodwill	1,176
Other noncurrent assets	50

Total Assets	2,371

Liabilities Assumed:
Accounts payable	145
Payroll and benefits payable	46
Other current liabilities	40
Employee benefits	35
Deferred income tax liabilities	105
Other noncurrent liabilities	7

Total Liabilities	378

Purchase price – net of cash acquired	$1,993

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

The following unaudited pro forma information for U. S. Steel for the quarter and six months ended June 30, 2007, includes the results of the Lone Star acquisition as if it had been consummated at the beginning of the period presented. The results for the quarter and six months ended June 30, 2008 reflect actual results for U. S. Steel. The unaudited pro forma data is based on historical information and does not include anticipated cost savings or other effects of the integration of Lone Star. Accordingly, the unaudited pro forma data does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2008	2007	2008	2007
Net sales	$6,744	$4,501	$11,940	$8,561
Net income	668	276	903	546
Net income per share:
- Basic	$5.69	$2.34	$7.68	$4.62
- Diluted	$5.65	$2.32	$7.64	$4.59

5.	Assets Held for Sale

On September 26, 2007, U. S. Steel and Canadian National Railway Company (CN) announced that they had entered into an agreement under which CN will acquire the majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) for $300 million. Under the agreement, U. S. Steel will retain railroad assets, equipment, and employees that support Gary Works in northwest Indiana. The transaction is subject to regulatory approval by the U.S. Surface Transportation Board (STB), and U. S. Steel cannot predict the outcome or timing of STB action. As of June 30, 2008, the assets of EJ&E that are to be sold, which consist primarily of property, plant and equipment, have been classified as held for sale in accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets (FAS 144).”

Before U. S. Steel’s October 31, 2007 acquisition of USSC, Cleveland Cliffs Inc. (“Cliffs”) and USSC received and accepted a non-binding offer dated June 6, 2007 from Consolidated Thompson Iron Mines Limited (“Consolidated”) to purchase USSC’s 44.6 percent interest and Cliffs’ 26.8 percent interest in Wabush for a purchase price of $64.3 million plus two year warrants to purchase 3 million shares of Consolidated common stock. On August 30, 2007, ArcelorMittal Dofasco, Inc. (“Dofasco”) purported to exercise a right of first refusal under the Participants Agreement dated as of January 1, 1967 governing Wabush. At December 31, 2007, USSC’s investment in Wabush was classified as held for sale in accordance with FAS 144. On March 4, 2008, following several months of unsuccessful negotiations over many of the major terms of the purchase and sale, USSC and Cliffs informed Dofasco that they were withdrawing from further negotiations. At June 30, 2008, USSC’s investment in Wabush is no longer classified as held for sale (see Note 20).

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2008 are as follows:

	Flat-rolled Segment	Tubular Segment	Total
Balance at December 31, 2007	$867	$845	$1,712
Goodwill from acquisitions	22	(1)	21
Currency translation	(17)	-	(17)

Balance at June 30, 2008	$872	$844	$1,716

Amortizable intangible assets acquired during the year ended December 31, 2007 are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

	As of June 30, 2008			As of December 31, 2007
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$189	$8	$181	$326	$5	$321
Other	25	5	20	26	3	23

Total amortizable intangible assets	$214	$13	$201	$352	$8	$344

The carrying amount of acquired water rights with indefinite lives as of June 30, 2008 and December 31, 2007 totaled $75 million.

Aggregate amortization expense was $2 million and $5 million for the three and six months ended June 30, 2008, respectively. Amortization expense for the three and six months ended June 30, 2007 was $1 million. The estimated future amortization expense of identifiable intangible assets during the next five years is (in millions) $6 for the remaining portion of 2008, $11 in 2009, $9 in 2010, $9 in 2011 and $9 in 2012.

7.	Pensions and Other Benefits

The following table reflects components of net periodic benefit cost for the three months ended June 30, 2008 and 2007:

	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Service cost	$31	$24	$5	$4
Interest cost	143	100	55	39
Expected return on plan assets	(199)	(142)	(24)	(13)
Amortization of prior service cost	6	6	(8)	(9)
Amortization of net loss	26	32	6	10

Net periodic benefit cost, excluding below	7	20	34	31
Multiemployer plans	8	7	-	-

Net periodic benefit cost	$15	$27	$34	$31

The following table reflects components of net periodic benefit cost for the six months ended June 30, 2008 and 2007:

	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Service cost	$61	$48	$9	$7
Interest cost	286	200	111	78
Expected return on plan assets	(399)	(283)	(48)	(26)
Amortization of prior service cost	12	12	(16)	(17)
Amortization of net loss	52	64	12	20

Net periodic benefit cost, excluding below	12	41	68	62
Multiemployer plans	16	14	-	-
Settlement loss and termination benefits	1	1	-	-

Net periodic benefit cost	$29	$56	$68	$62

During the fourth quarter of 2007, approximately 1,500 U. S. Steel Košice, s.r.o. (USSK) employees (approximately 10 percent of its workforce) accepted a voluntary early retirement plan (VERP). Employee severance and net employee benefit charges of $57 million (including $15 million of termination losses) were recorded for these employees in 2007. Cash payments of $24 million had been made to 670 employees who left the company prior to December 31, 2007. During the six months ended June 30, 2008, 403 employees left the company and were paid $17 million. An additional termination loss of $1 million was recorded in the first quarter 2008. The remaining employees who accepted the VERP are expected to leave the company by December 31, 2008.

In conjunction with a VERP that was begun in the third quarter 2006, U. S. Steel Serbia, d.o.o (USSS) retained the option to eliminate additional positions in 2007. In the first quarter of 2007, employee severance and net employee benefit charges of $5 million (including $1 million of termination losses) were recorded. This secondary program was completed as of June 30, 2007, and approximately 500 employees have left the company. Total employee severance and net employee benefit charges of $7 million (including $1 million of termination losses) were recognized in the six months ended June 30, 2007.

Employer Contributions

During the first six months of 2008, U. S. Steel made $41 million in required cash contributions to the main USSC pension plans and cash payments of $17 million to the Steelworkers Pension Trust.

Additionally, U. S. Steel made a $35 million voluntary contribution to its main defined benefit pension plan in the United States in each of the first two quarters of 2008 and anticipates making additional voluntary contributions in the second half of 2008.

U. S. Steel contributed $53 million in the first six months of 2008 to its trust for retiree health care and life insurance for United Steelworkers (USW) represented retirees, including $43 million in accordance with the agreement reached with the USW in December 2007, which is described more fully in Note 16 to the financial statements in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007.

As of June 30, 2008, cash payments of $120 million had been made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $9 million and $6 million for the three months ended June 30, 2008 and 2007, respectively, and $17 million and $12 million for the six months ended June 30, 2008 and 2007, respectively.

8.	Depreciation and Depletion

U. S. Steel records depreciation on a modified straight-line basis for steel-related assets located in the United States, that are principally not associated with the Tubular segment, based upon raw steel production levels. Applying modification factors decreased expenses by $4 million and $12 million for the second quarter 2008 and 2007, respectively, and by $7 million and $26 million for the six months ended June 30, 2008 and 2007, respectively, when compared to a straight-line calculation. Straight-line depreciation is used by USSC, USSE and a substantial portion of the Tubular segment.

Accumulated depreciation and depletion totaled $8,388 million and $8,100 million at June 30, 2008 and December 31, 2007, respectively.

9.	Net Interest and Other Financial Costs

Other financial costs include foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s operations. During the second quarter 2008, net foreign currency gains of $17 million were recorded in other financial costs, compared with net foreign currency losses of $2 million in the second quarter of 2007. During the six months ended June 30, 2008 and 2007, net foreign currency gains were $93 million and $2 million, respectively. See Note 14 for additional information on U. S. Steel’s foreign currency exchange activity.

On June 19, 2008, the European Council approved the Slovak Republic’s entry into the eurozone as of January 1, 2009. The definitive exchange rate of 30.126 Slovak koruna per euro was established on July 8, 2008. The setting of the definitive exchange rate has reduced the company’s exposure to fluctuations between the Slovak koruna and the euro.

10.	Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted under several stock based employee compensation plans and are more fully described in Note 13 of the United States Steel Corporation 2007 Annual Report on Form 10-K. U. S. Steel recognized pretax stock-based compensation cost in the amount of $15 million and $9 million in the first six months of 2008 and 2007, respectively.

Recent grants of stock-based compensation consist of stock options, restricted stock units, restricted stock and performance stock awards. The Compensation & Organization Committee of the Board of Directors (the Compensation Committee) has made grants of stock-based awards under a stockholder approved stock incentive plan (the Plan). The following table is a general summary of the awards made under the Plan.

	May 2008 Grant		May 2007 Grant
Grant Details	Shares (a)	Fair Value (b)	Shares (a)	Fair Value (b)
Stock Options	281,200	$64.51	215,330	$44.90
Restricted Stock Units and Restricted Stock (c)	111,790	$169.01	151,845	$109.32
Performance Shares (d)	32,870	$214.52	58,300	$140.66
(a)	The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b)	Per share amounts
(c)	The May 2008 grant consists of restricted stock units.
(d)	The number of Performance Shares shown represents the target value of the award.

As of June 30, 2008, total future compensation cost related to nonvested stock-based compensation arrangements was $61 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.5 years.

In accordance with FAS 123(R), compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock option awards vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions	May 2008 Grant	May 2007 Grant
Grant date price per share of option award	$169.23	$109.32
Expected annual dividends per share, at grant date	$1.00	$0.80
Expected life in years	4.5	5
Expected volatility	43%	43%
Risk-free interest rate	3.2%	4.5%
Grant date fair value per share of unvested option awards as calculated from above	$64.51	$44.90

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

Restricted stock unit awards and restricted stock vest ratably over three years. The fair value of the restricted stock units is the market price of the underlying common stock on the date of the grant less a discount factor for the delayed payment of quarterly dividends. The fair value of the restricted stock awards is the market price of the underlying common stock on the date of grant. Performance stock awards vest at the end of a three-year performance period as a function of U. S. Steel’s total shareholder return compared to the total shareholder returns of peer companies over the three-year performance period. Performance stock awards can vest at between zero and 200 percent of the target award. The fair value of the performance stock awards is calculated using a Monte-Carlo simulation.

11.	Income Taxes

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

The total amount of unrecognized tax benefits was $77 million and $68 million as of June 30, 2008 and December 31, 2007, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $63 million and $43 million as of June 30, 2008 and December 31, 2007, respectively. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $1 million in the next 12 months primarily due to the progression of tax audits currently in progress.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of June 30, 2008 and December 31, 2007, U. S. Steel had accrued liabilities of $3 million and $6 million, respectively, for interest and penalties related to uncertain tax positions.

Provision for taxes

The income tax provision in the first six months of 2008 reflects an estimated annual effective tax rate of 27 percent, excluding discrete items. This estimated annual effective rate is based on management’s best estimate of annual pretax income for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2008 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2008 could be materially different from the forecast annual tax provision as of the end of the second quarter.

Taxes on Foreign Income

The Slovak Income Tax Act permits USSK to claim a tax credit of 100 percent of USSK’s tax liability for the years 2000 through 2004 and of 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. As a result of conditions imposed when Slovakia joined the European Union (EU) that were amended by a 2004 settlement with the EU, the total tax credit granted to USSK for the period 2000 through 2009 is limited to $430 million, of which approximately $25 million remained at December 31, 2007. Based on the credits previously used and forecasts of future taxable income, management anticipates fully utilizing the remaining credits in 2008.

Tax years subject to Examination

Below is a summary of open tax years by major tax jurisdiction:

U.S. Federal – 2004 and forward*

U.S. States – 2002 and forward

Slovakia – 2001 and forward

Serbia – 2003 and forward

Canada – 2004 and forward

* Lone Star has open tax years for its U.S. federal returns dating back to 1988 due to the presence of net operating loss carryforwards.

Status of IRS Examinations

The IRS audit of U. S. Steel’s 2004 and 2005 tax returns was completed in the first quarter of 2008 and agreement was reached with the IRS on the proposed adjustments. The results of the audit did not have a material impact on U. S. Steel.

Deferred taxes

As of June 30, 2008, the net domestic deferred tax liability was $120 million compared to $21 million at December 31, 2007.

As of June 30, 2008, the amount of net foreign deferred tax assets recorded was $28 million, net of an established valuation allowance of $397 million. As of December 31, 2007, the amount of net foreign deferred tax assets recorded was $26 million, net of an established valuation allowance of $392 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna, the Canadian dollar and the Serbian dinar. A full valuation allowance is provided for the Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating losses and credit carryforwards, are more than sufficient to offset future tax liabilities. A full valuation allowance is recorded for Canadian deferred tax assets due to a recent history of losses, particularly before U. S. Steel acquired USSC. As USSC and USSS generate sufficient income, the valuation allowance of $243 million for Canadian deferred tax assets, including $204 million pre-acquisition, and $147 million for Serbian deferred tax assets as of June 30, 2008, would be partially or fully reversed at such time that it is more likely than not that the deferred tax assets will be realized. (If any portion of the $204 million valuation allowance at USSC is reversed prior to January 1, 2009, it will result in a decrease to goodwill. In accordance with FAS 141(R), any reversals of this amount made after January 1, 2009 will result in a decrease to tax expense.)

12.	Common Shares and Income Per Common Share

Common Stock Repurchase Program

U. S. Steel has repurchased common stock from time to time in the open market. During the second quarter of 2008 and 2007, 320,000 shares and 304,900 shares of common stock were repurchased for $52 million and $33 million, respectively. During the first six months of 2008 and 2007, 625,000 shares and 609,900 shares of common stock were repurchased for $85 million and $58 million, respectively. At June 30, 2008, the repurchase of an additional 5,836,300 shares remains authorized.

Income Per Common Share

Basic net income per common share is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options and the vesting of restricted stock, restricted stock units, and performance shares, provided in each case the effect is dilutive. For the second quarter and six months ended June 30, 2008, 710,477 shares and 639,360 shares of common stock, respectively, related to stock options, restricted stock, restricted stock units and performance shares, have been included in the computation of diluted net income per share because their effect was dilutive. For the second quarter and six months ended June 30, 2007, 669,851 shares and 687,659 shares of common stock, respectively, related to stock options, restricted stock, and performance shares have been included in the computation of diluted net income per share because their effect was dilutive.

Dividends Paid Per Share

The dividend rate for the first and second quarters of 2008 was 25 cents per common share. The dividend rate was 20 cents per common share for the first and second quarters of 2007.

13.	Inventories

Inventories are carried at the lower of cost or market on a worldwide basis. The first-in, first-out method is the predominant method of inventory costing for USSC and USSE. The last-in, first-out (LIFO) method is the predominant method of inventory costing for inventories in the United States. At June 30, 2008 and December 31, 2007, the LIFO method accounted for 42 percent and 45 percent of total inventory values, respectively.

(In millions)	June 30, 2008	December 31, 2007
Raw materials	$802	$798
Semi-finished products	1,052	827
Finished products	612	548
Supplies and sundry items	127	106

Total	$2,593	$2,279

Current acquisition costs were estimated to exceed these inventory values by $1.2 billion at June 30, 2008 and by $910 million at December 31, 2007. Cost of sales was reduced by $16 million in the second quarter of 2008, and was not impacted in the second quarter of 2007, as a result of liquidations of LIFO inventories. Cost of sales was reduced by $32 million and $13 million in the first six months of 2008 and 2007, respectively, as a result of liquidations of LIFO inventories.

Inventory includes $90 million and $88 million of land held for residential or commercial development as of June 30, 2008 and December 31, 2007, respectively.

U. S. Steel has coke swap agreements with other steel manufacturers designed to reduce transportation costs. The coke swaps are recorded at cost in accordance with APB 29, “Accounting for Nonmonetary Transactions” and FAS No. 153, “Exchanges of Nonmonetary Assets.” U. S. Steel shipped approximately 546,000 tons and received approximately 492,000 tons of coke under the swap agreements during the first six months of 2008. U. S. Steel shipped approximately 435,000 tons and received approximately 445,000 tons of coke under the swap agreements during the first six months of 2007. There was no income statement impact related to these swaps in either 2008 or 2007.

14.	Derivative Instruments

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

U. S. Steel is exposed to foreign currency exchange risks as a result of its European and Canadian operations. USSE’s revenues are primarily in euros and its costs are primarily in U.S. dollars, Slovak koruna, Serbian dinars and euros. USSC’s revenues are primarily in Canadian dollars although the markets served are heavily influenced by the interaction between the Canadian and U.S. dollar. While the majority of USSC’s costs are in Canadian dollars, there are significant raw material purchases that are in U.S. dollars. In addition, the acquisition of USSC was funded from the United States and through the reinvestment of undistributed earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can impact income when remeasured at the end of each quarter. A $1.1 billion U.S. dollar-denominated intercompany loan (the intercompany loan) to a European affiliate was the primary exposure at June 30, 2008. The balance of the intercompany loan was reduced to $836 million on July 9, 2008.

U. S. Steel holds or purchases derivative financial instruments for purposes other than trading to mitigate foreign currency exchange rate risk. U. S. Steel uses euro forward sales contracts with maturities no longer than 18 months to exchange euros for U.S. dollars to manage our exposure to foreign currency price fluctuations. The gains and losses recognized on these euro forward sales contracts may partially offset gains and losses recognized on the intercompany loan.

As of June 30, 2008, U. S. Steel held euro forward sales contracts with a total notional value of approximately $614 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

FAS 133 requires derivative instruments to be recognized at fair value in the balance sheet. U. S. Steel has not elected to designate these forward contracts as hedges under FAS 133. Therefore, changes in the fair value of the forward contracts are recognized immediately in the results of operations.

See Note 1 to the financial statements in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2007 for a summary of accounting policies related to derivative financial instruments.

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of and for the quarter and six months ended June 30, 2008:

(In millions)	Location of Fair Value in Balance Sheet	Fair Value
Foreign exchange forward contracts	Accounts payable	$(27)

	Location of Gain (Loss) on Derivative in Statement of Operations
		Amount of Gain (Loss)
		Quarter ended June 30, 2008	Six Months ended June 30, 2008
Foreign exchange forward contracts	Other financial costs	$1	$(28)

In accordance with FAS 157, the fair value of our derivatives is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used include quotes from counterparties that are corroborated with market sources.

15.	Debt

(In millions)	Interest Rates %	Maturity	June 30, 2008	December 31, 2007
2037 Senior Notes	6.65	2037	$350	$350
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2013 Senior Notes	5.65	2013	300	300
10 3/4 % Senior Notes	10.75	2008	20	20
Five-year Term Loan	Variable	2008 – 2012	475	500
Three-year Term Loan	Variable	2008 – 2010	500	500
Province Note (C$150 million)	1.00	2015	147	150
Environmental Revenue Bonds	4.75 – 6.25	2009 – 2033	458	458
Fairfield Caster Lease		2008 – 2012	37	45
Other capital leases and all other obligations		2008 – 2014	38	41
Credit Agreement, $750 million	Variable	2012	-	-
USSK credit facilities, €60 million ($95 and $88 million)	Variable	2009	-	-
USSS credit facility, €25 million ($39 and $37 million)	Variable	2008	-	-

Total			3,275	3,314
Less Province Note fair value adjustment			48	50
Less unamortized discount			7	7
Less short-term debt and long-term debt due within one year			110	110

Long-term debt			$3,110	$3,147

At June 30, 2008, in the event of a change in control of U. S. Steel, debt obligations totaling $2,575 million, plus any sums then outstanding under our $750 million Credit Agreement dated May 11, 2007 may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $52 million or provide a letter of credit to secure the remaining obligation.

In the event of the bankruptcy of Marathon Oil Corporation (Marathon), $501 million related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

On July 2, 2008, USSK, entered into a €200 million (approximately $317 million) three-year revolving unsecured credit facility. Interest on borrowings under the facility is based on a spread over EURIBOR or LIBOR, and the agreement contains customary terms and conditions. On July 7, 2008, €200 million was drawn against this facility, and the proceeds were used to reduce the intercompany loan. Subsequently, $300 million of the three-year term loan was retired.

U. S. Steel was in compliance with all of its debt covenants at June 30, 2008.

16.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	June 30, 2008	December 31, 2007
Balance at beginning of year	$40	$33
Additional obligations incurred	-	1
Revisions in estimated closure costs	(6)	-
Foreign currency translation effects	4	3
Accretion expense	2	3

Balance at end of period	$40	$40

Certain asset retirement obligations related to disposal costs of certain fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate their fair value.

17.	Variable Interest Entities

In accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), U. S. Steel consolidates the following entities:

Clairton 1314B Partnership, L.P.

U. S. Steel is the sole general partner and there are two unaffiliated limited partners of the Clairton 1314B Partnership, L.P. (1314B Partnership), which owns two of the twelve coke batteries at Clairton Works. Because U. S. Steel is the primary beneficiary of this entity, U. S. Steel consolidates this partnership in its financial results. U. S. Steel is responsible for purchasing, operations and sales of coke and coke by-products. U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for credits under Section 29 of the Internal Revenue Code. Furthermore, U. S. Steel, under certain circumstances, has indemnified the 1314B Partnership for environmental obligations. See Note 20 for further discussion of commitments related to the 1314B Partnership.

Blackbird Acquisition Inc.

Blackbird Acquisition Inc. (Blackbird) is an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird. At June 30, 2008, there were no assets or liabilities consolidated through Blackbird.

U. S. Steel Receivables, LLC

U. S. Steel has a receivables purchase program. Trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned consolidated special purpose entity. USSR can then sell revolving interests in up to $500 million of the receivables to certain commercial paper conduits. At December 31, 2007 and June 30, 2008, an additional $350 million and $360 million of accounts receivable could have been sold under this facility. The Receivables Purchase Agreement expires on September 25, 2010.

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. DRB manages the development and marketing of the property. The consolidation of DRB had an insignificant effect on U. S. Steel’s results for the quarters and six month periods ended June 30, 2008 and 2007.

Chicago Lakeside Development, LLC

Chicago Lakeside Development, LLC (CLD) was established in 2006 to develop 275 acres of land that U. S. Steel owns in Chicago, Illinois. During the predevelopment phase of the project (originally expected to last approximately eighteen months, but extended for an additional twelve months in the fourth quarter of 2007), CLD will investigate the feasibility of the project and plan the development. U. S. Steel will contribute approximately 45 percent of the costs incurred during this phase. If CLD proceeds with the development, U. S. Steel will contribute its land to the entity for development. The consolidation of CLD reduced income from operations by $2 million and $3 million, respectively for the quarter and six months ended June 30, 2008, which was partially offset by minority interests of $1 million and $2 million, respectively. During the quarter and six months ended June 30, 2007, the consolidation of CLD reduced income from operations by $1 million and $3 million, respectively, which was partially offset by minority interests of $1 million and $2 million, respectively.

Gateway Energy & Coke Company, LLC

In the first quarter 2008, U. S. Steel entered into a coke supply agreement with Gateway Energy & Coke Company, LLC (Gateway), a wholly owned subsidiary of SunCoke Energy, Inc. Gateway has agreed to construct a heat recovery coke plant with an expected annual capacity of 651,000 tons of furnace coke at U. S. Steel’s Granite City Works that is expected to begin operations in the fourth quarter of 2009. U. S. Steel has no ownership interest in Gateway; however, because U. S. Steel is the primary beneficiary of Gateway, U. S. Steel consolidates Gateway in its financial results. At June 30, 2008, Gateway had added approximately $31 million in net assets to our consolidated balance sheet, which were offset by minority interest. For the six months ended June 30, 2008, the consolidation of Gateway reduced income from operations by $3 million, which was offset by minority interest.

18.	Comprehensive Income

The following table reflects the components of comprehensive income:

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Net income	$668	$302	$903	$575
Changes in foreign currency translation adjustments, net of tax	17	19	40	53
Changes in employee benefit accounts, net of tax	14	24	51	44

Comprehensive income	$699	$345	$994	$672

19.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, transportation services and fees for providing various management and other support services to equity and other related parties. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were

$330 million and $297 million for the quarters ended June 30, 2008 and 2007, respectively, and $623 million and $553 million for the six months ended June 30, 2008 and 2007, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties.

Purchases from equity investees for outside processing services amounted to $66 million and $9 million for the quarters ended June 30, 2008 and 2007, respectively, and $85 and $18 million for the six months ended June 30, 2008 and 2007, respectively. Purchases of taconite pellets from equity investees amounted to $53 million and $68 million for the quarter and six months ended June 30, 2008 respectively. There were no purchases of pellets from equity investees in 2007.

Accounts payable to related parties include balances due PRO-TEC Coating Company (PRO-TEC) of $73 million and $59 million at June 30, 2008 and December 31, 2007, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other equity investees totaled $15 million and $3 million at June 30, 2008 and December 31, 2007, respectively.

20.	Contingencies and Commitments

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

Asbestos matters – As of June 30, 2008, U. S. Steel was a defendant in approximately 350 active cases involving approximately 2,950 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,600 or approximately 88 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the six months ended June 30, 2008, U. S. Steel paid approximately $4 million in settlements. These settlements and other dispositions resolved approximately 350 claims. New case filings in the first six months of 2008 added approximately 300 claims. At December 31, 2007, U. S. Steel was a defendant in approximately 325 active cases involving approximately 3,000 plaintiffs. During 2007, U. S. Steel paid approximately $9 million in settlements. These settlements and other dispositions resolved approximately 1,230 claims. New case filings in 2007 added approximately 530 claims. Most claims filed in 2007 and 2008 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 170 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. The vast majority of pending claims against U. S. Steel allege so-called “premises” liability based exposure on U. S. Steel’s current or former premises. These claims are made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers. In most cases the claimant also was exposed to asbestos in non-U. S. Steel settings; the relative periods of exposure between U. S. Steel and non-U. S. Steel settings vary with each claimant; and the strength or weakness of the causal link between U. S. Steel exposure and any injury vary widely.

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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities totaled $136 million at June 30, 2008, of which $20 million was classified as current, and $142 million at December 31, 2007, of which $20 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $4 million and $3 million for the quarters ended June 30, 2008 and 2007, respectively, and $5 million and $7 million for the six months ended June 30, 2008 and 2007, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 30 percent.

Remediation Projects

U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

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

(3) Other Projects include (a) those projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be material, and (b) projects for which we do not yet possess sufficient information to form a judgment about potential costs.

Projects with Ongoing Study and Scope Development – There are six environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), and the Fairless Plant), a voluntary remediation program at the former steel making plant at Joliet, Illinois, and one state Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) program at the Duluth St. Louis Estuary and Upland Project. As of June 30, 2008, accrued liabilities for these projects totaled $3 million for the costs of studies, investigations, interim measures, remediation and/or design. Additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects may prove insignificant or could range in the aggregate up to $35 million. The scope of the UPI and the Duluth projects, depending on agency negotiations, could become defined in 2008.

Significant Projects with Defined Scope – As of June 30, 2008, a total of $62 million was accrued for the West Grand Calumet Lagoon and other projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit, and closure costs for three hazardous waste disposal sites and one solid waste disposal site, as well as the Municipal Industrial & Disposal Company CERCLA site in Elizabeth, PA, where the scope of the work is well developed. U. S. Steel does not expect material additional costs related to these projects.

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including for the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and Geneva Steel Company pursuant to an asset sales agreement and a permit issued by Utah Department of Environmental Quality. In December 2005, a third party purchased the Geneva site and assumed Geneva Steel’s rights and obligations under the asset sales agreement and the permit pursuant to a bankruptcy court order. U. S. Steel has reviewed environmental data concerning the project, has developed work plans, is conducting field investigations and has begun remediation on some areas of the site for which U. S. Steel has sole responsibility. U. S. Steel had an accrued liability of $20 million as of June 30, 2008 for its share of the remaining costs of remediation.

Other Projects – There are six other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2008 was $14 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at June 30, 2008 was $10 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $19 million at June 30, 2008, and were based on known scopes of work.

Administrative and Legal Costs – As of June 30, 2008, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2008 and 2007, such capital expenditures totaled $29 million and $31 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements. Acquisition of additional facilities, such as those included in the recent acquisitions of Lone Star and Stelco, increase these requirements.

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

In 2004, the European Commission (EC) approved Slovakia’s national allocation plan, for the period 2005 through 2007 (NAP I), which granted USSK fewer emissions allowances than were ultimately required for USSK’s CO2 emissions. USSK purchased CO2 allowances needed to cover its shortfall for the NAP l allocation period. Based on the actual value of allowances purchased, a short-term other liability of $2 million was recognized on the balance sheet as of December 31, 2007.

In July 2008, following approval by the EC of Slovakia’s national allocation plan for the 2008 – 2012 trading period (NAP II), Slovakia has granted USSK more CO2 allowances per year than USSK received for NAP I. The potential financial and/or operational impacts of NAP II are not currently determinable and will vary depending on USSK’s levels of production, its ability to limit CO2 emissions, and, if allowances must be purchased, their price at the time of purchase.

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

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $136 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Contingencies related to the Separation from Marathon – In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $30 million as of June 30, 2008 may be declared immediately due and payable.

NIPSCO Litigation Reserve – In March 2008, the Indiana Court of Appeals reversed a previous decision of the Indiana Utilities Regulatory Commission involving a rate escalation provision in U. S. Steel’s electric power supply contract with Northern Indiana Public Service Company. U. S. Steel is seeking further judicial review of this decision, but a reserve of $45 million related to prior year effects was established in the first quarter.

Wabush – Before U. S. Steel’s October 31, 2007 acquisition of USSC, Cleveland Cliffs Inc. (Cliffs) and USSC received and accepted a non-binding offer dated June 6, 2007 from Consolidated Thompson Iron Mines Limited (Consolidated) to purchase USSC’s 44.6 percent interest and Cliffs’ 26.8 percent interest in Wabush for a purchase price of $64.3 million plus two year warrants to purchase 3 million shares of Consolidated common stock. This offer stated: “The acceptance of this offer by Cliffs and Stelco [USSC] shall not create any legally enforceable rights, other than the provisions of section 5, 14 and 15 of the attached.” (Those sections contained limited exclusivity, confidentiality and choice of law provisions.) On August 30, 2007, ArcelorMittal Dofasco, Inc. (Dofasco) purported to exercise a right of first refusal under the Participants Agreement dated as of January 1, 1967 governing Wabush. On March 4, 2008, following several months of unsuccessful negotiations over many of the major terms of the purchase and sale, USSC and Cliffs informed Dofasco that they were withdrawing from further negotiations. On March 20, 2008, Dofasco served USSC with a statement of claim filed in the Ontario Superior Court of Justice seeking a court order requiring Cliffs and USSC to sell their interests in Wabush to Dofasco and to pay C$427 million (approximately $419 million) or, alternatively, to pay damages of C$1.80 billion (approximately $1.77 billion). USSC is vigorously defending this action and does not believe it has any liability to Dofasco regarding this matter.

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

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $16 million at June 30, 2008). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

1314B Partnership – See description of the partnership in Note 17. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at June 30, 2008, including interest and tax gross-up, is approximately $650 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental and certain other obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $131 million as of June 30, 2008, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At June 30, 2008, U. S. Steel’s contract commitments to acquire property, plant and equipment totaled $343 million.

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

U. S. Steel is party to a take-or-pay arrangement for information technology related services that expires in 2012. Under this arrangement, U. S. Steel is required to contract for services, with annual minimum spending commitments ranging from $19 million to $31 million for a total minimum spending commitment of $120 million over the five year term. If U. S. Steel elects to terminate the contract early, payment for the outstanding balance of the $120 million commitment is required and termination fees may apply.

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

RESULTS OF OPERATIONS

Net sales by segment for the second quarter and first six months of 2008 and 2007 are set forth in the following table:

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions, excluding intersegment sales)	2008	2007		2008	2007
Flat-rolled Products (Flat-rolled)	$4,010	$2,509	60%	$7,165	$4,698	53%
U. S. Steel Europe (USSE)	1,760	1,239	42%	3,116	2,399	30%
Tubular Products (Tubular)	912	405	125%	1,533	761	101%

Total sales from reportable segments	6,682	4,153	61%	11,814	7,858	50%
Other Businesses	62	75	-17%	126	126	0%

Net sales	$6,744	$4,228	60%	$11,940	$7,984	50%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended June 30, 2008 versus the quarter ended June 30, 2007 is set forth in the following table:

Quarter Ended June 30, 2008 versus Quarter Ended June 30, 2007

	Steel Products (a)				Coke & Other
	Volume	Price	Mix	FX (b)		Net Change
Flat-rolled	40%	21%	-2%	0%	1%	60%
USSE	5%	21%	0%	14%	2%	42%
Tubular	91%	25%	3%	0%	6%	125%
(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $6,744 million in the second quarter of 2008, compared with $4,228 million in the same quarter last year. The increase in sales for the Flat-rolled segment primarily reflected increased shipments, primarily due to the inclusion of U. S. Steel Canada Inc. (USSC) in 2008, and higher average realized prices (up $125 per ton). The increase in sales for the European segment was primarily due to higher average realized euro-based prices and favorable currency effects. Including the currency effects, average realized prices increased $260 per ton from the same period last year. The increase in sales for the Tubular segment resulted primarily from higher shipments, mainly as a result of the inclusion of Lone Star Technologies, Inc. (Lone Star) for the entire quarter in 2008, and higher average realized prices (up $301 per ton).

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2008 versus the six months ended June 30, 2007 is set forth in the following table:

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

	Steel Products (a)				Coke & Other	Net Change
	Volume	Price	Mix	FX (b)
Flat-rolled	41%	13%	-2%	0%	1%	53%
USSE	2%	13%	1%	13%	1%	30%
Tubular	83%	10%	3%	0%	5%	101%
(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $11,940 million in the first six months of 2008, compared with $7,984 million in the same period last year. Sales for the Flat-rolled segment were higher due mainly to higher shipments, primarily due to the inclusion of USSC in 2008, and higher average realized prices (up $62 per ton). Sales for USSE increased mainly as a result of higher average realized prices and favorable currency effects. Including the currency effects, average realized prices increased $193 per ton from the same period last year. Tubular sales were up due primarily to increased shipments as a result of the inclusion of Lone Star for the entire six months of 2008, and higher average realized prices (up $98 per ton).

Operating expenses

Total operating expenses as a percent of sales were 86 percent in the second quarter of 2008, compared to 91 percent in the second quarter of 2007. The increase in average realized prices outpaced the increase in unit production costs resulting primarily from higher raw materials and energy costs. Total operating expenses as a percent of sales were 90 percent in the first six months of 2008, compared to 91 percent in the first six months of 2007.

Profit-based union payments

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change

(Dollars in millions)	2008	2007		2008	2007
Allocated to segment results	$73	$34	115%	$97	$65	49%
Retiree benefit expenses	-	29	-100%	-	54	-100%

Total	$73	$63	16%	$97	$119	-18%

Results for 2008 and 2007 include costs related to profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the United Steelworkers (USW), and to payments pursuant to agreements with other unions. All of these costs are included in cost of sales on the statement of operations.

Profit-based payment amounts per the agreement with the USW are calculated as a percentage of consolidated income from operations after special items (as defined in the agreement) and are paid as profit sharing to active union employees based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. Amounts in 2007 also include costs related to a trust to be used to assist retirees from National Steel with health care costs. This profit-based expense related to National Steel retirees was eliminated beginning with the fourth quarter of 2007 pursuant to an agreement with the USW. For further information, see U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $15 million in the second quarter of 2008, compared to $27 million in the second quarter of 2007. Defined benefit and multiemployer pension plan costs totaled $29 million in the first six months of 2008, compared to $56 million in the first six months of 2007. The decreases primarily reflect the improved funded status of the main U. S. Steel pension plan. Costs related to defined contribution plans totaled $9 million and $17 million in the second quarter and first six months of 2008, respectively, compared to $6 million and $12 million in last year’s second quarter and first half, respectively.

Other benefits costs, including multiemployer plans, totaled $34 million and $68 million in the second quarter and first six months of 2008, respectively, compared to $31 million and $62 million in the corresponding periods of 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses were $171 million in the second quarter of 2008, compared to $138 million in the second quarter of 2007. Selling, general and administrative expenses were $313 million in the first six months of 2008, compared to $277 million in the first six months of 2007. The increases in both periods mainly resulted from increased expenses related to our 2007 acquisitions of USSC and Lone Star and higher compensation expense, partially offset by lower pension and retiree medical costs.

Income from operations by segment for the second quarters of 2008 and 2007 is set forth in the following table:

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change

(Dollars in millions)	2008	2007		2008	2007
Flat-rolled	$478	$92	420%	$598	$167	258%
USSE	298	244	22%	459	450	2%
Tubular	177	97	82%	228	199	15%

Total income from reportable segments	953	433	120%	1,285	816	57%
Other Businesses	6	1	500%	1	3	-67%

Segment income from operations	959	434	121%	1,286	819	57%
Retiree benefit expenses	1	(43)		2	(82)
Other items not allocated to segments:
Flat-rolled inventory transition effects	(6)	-		(23)	-
Litigation reserve	-	-		(45)	-

Total income from operations	$954	$391	144%	$1,220	$737	66%

Segment results for Flat-rolled

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change

	2008	2007		2008	2007
Income from operations ($ millions)	$478	$92	420%	$598	$167	258%
Raw steel production (mnt)	5,614	4,116	36%	11,172	7,829	43%
Capability utilization	92.7%	85.1%	9%	92.2%	81.4%	13%
Steel shipments (mnt)	4,849	3,599	35%	9,550	6,787	41%
Average realized steel price per ton	$777	$652	19%	$713	$651	10%

The increase in Flat-rolled income in the second quarter and first six months of 2008 as compared to the same periods in 2007 resulted mainly from higher commercial effects (approximately $640 million and $740 million, respectively) and increased income from semi-finished steel sales to Tubular (approximately $180 million and $240 million, respectively). These were partially offset by higher raw materials (approximately $350 million and $520 million, respectively) and energy (approximately $60 million and $90 million, respectively) costs. In addition, for the six-month period, segment income benefited by approximately $90 million from improved operating efficiencies.

Segment results for USSE

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change

	2008	2007		2008	2007
Income from operations ($ millions)	$298	$244	22%	$459	$450	2%
Raw steel production (mnt)	1,925	1,865	3%	3,833	3,664	5%
Capability utilization	104.3%	100.8%	3%	103.9%	99.5%	4%
Steel shipments (mnt)	1,696	1,616	5%	3,334	3,268	2%
Average realized steel price per ton	$986	$726	36%	$890	$697	28%

The increases in USSE income in the second quarter and first six months of 2008 as compared to the same periods in 2007 were primarily due to higher commercial effects (approximately $280 million and $330 million, respectively), offset by higher raw materials costs (approximately $230 million and $330 million, respectively).

Segment results for Tubular

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change

	2008	2007		2008	2007
Income from operations ($ millions)	$177	$97	82%	$228	$199	15%
Steel shipments (mnt)	500	288	74%	933	535	74%
Average realized steel price per ton	$1,690	$1,389	22%	$1,508	$1,410	7%

The increases in Tubular income in the second quarter and first six months of 2008 as compared to the same periods last year mainly resulted from higher commercial effects (approximately $170 million in both periods), partially offset by increased costs for semi-finished steel (approximately $90 million and $140 million, respectively).

Results for Other Businesses

Other Businesses generated income of $6 million in the second quarter of 2008, compared to income of $1 million in the second quarter of 2007. Other Businesses generated income of $1 million in the first half of 2008, compared to income of $3 million in the same period last year.

Items not allocated to segments

The change in retiree benefit income (expenses) compared to the second quarter last year primarily resulted from the elimination of the profit-based expense related to certain former National Steel employees (See “Operating expenses – Profit-based union payments”) and the improved funded status of the main pension plan.

Flat-rolled inventory transition effects of $6 million unfavorable and $23 million unfavorable, respectively, in the second quarter and first six months of 2008 reflected the impact of selling inventory acquired in the acquisition of USSC, which had been recorded at fair value.

A litigation reserve of $45 million was established in the first quarter of 2008 as a result of a ruling by the Indiana Court of Appeals involving a rate escalation provision in U. S. Steel’s power supply contract with Northern Indiana Public Service Company. U. S. Steel is seeking further judicial review of this ruling.

Net interest and other financial costs

	Quarter Ended June 30,			% Change	Six Months Ended June 30,			% Change

(Dollars in millions)	2008	2007			2008	2007
Interest and other financial costs	$45	$34	(a)	32%	$94	$62	(a)	52%
Interest income	(3)	(25	)(a)	-88%	(8)	(47	)(a)	-83%
Foreign currency (gains) losses	(17)	2			(93)	(2)
Charge from early extinguishment of debt	-	23			-	26

Total	$25	$34		-26%	$(7)	$39		-118%
(a)

The quarter and six months ended June 30, 2007 include $6 million and $12 million, respectively, of interest expense and interest income related to the obligation to provide benefits for National Steel retirees that was settled in the fourth quarter of 2007. For further information, see U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007.

The favorable change in net interest and other financial costs in the 2008 periods compared to the same periods last year was mainly due to higher foreign currency gains and lower interest expense related to our 9 3/4% Senior Notes that were redeemed in June 2007, partially offset by increased interest expense resulting from debt incurred to fund the acquisitions of Lone Star and USSC (For further information, see “Liquidity”). The foreign currency gains include remeasurement effects on a U.S. dollar-denominated intercompany loan (the intercompany loan) to a European affiliate that had an outstanding balance of $1.1 billion at June 30, 2008. These effects were partially offset by euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exposure. In early July, the balance on the intercompany loan was reduced to $836 million. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 14 to Financial Statements and “Item 3 . Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

The provision for income taxes in the second quarter and first six months of 2008 was $255 million and $313 million, compared with $53 million and $119 million in the respective periods in 2007. The effective tax rate has increased in 2008 as compared to 2007 principally as a result of a change in the mix of domestic and foreign earnings, as well as the expected utilization of the remaining tax credits under the Slovak Income Tax Act as discussed below.

The provisions of the Slovak Income Tax Act permit U. S. Steel Košice (USSK) to claim a tax credit of 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. Based on the credits previously used and forecasts of future taxable income, management anticipates fully utilizing the remaining $25 million of credits in 2008.

At June 30, 2008, the net domestic deferred tax liability was $120 million.

At June 30, 2008, the foreign deferred tax assets recorded were $28 million, net of an established valuation allowance of $397 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna, the Canadian dollar and the Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating loss and credit carryforwards, are more than sufficient to offset future tax liabilities. A full valuation allowance is provided for Canadian deferred tax assets due to a recent history of losses, particularly before U. S. Steel acquired USSC. As USSC and U. S. Steel Serbia, d.o.o. (USSS) generate sufficient income, the valuation allowances of $243 million for Canadian deferred tax assets, including $204 million pre-acquisition, and $147 million for Serbian deferred tax assets as of June 30, 2008, would be partially or fully reversed at such time that it is more likely than not that the deferred tax assets will be realized. (If any portion of the $204 million of the valuation allowance at USSC is reversed prior to January 1, 2009, it will result in a decrease to goodwill. In accordance with Financial Accounting Standard 141(R) “Business Combinations,” any reversals of this amount made after January 1, 2009 will result in a decrease to tax expense.)

We expect the annual effective tax rate in 2008 to be approximately 27 percent.

For further information on income taxes see Note 11 to Financial Statements.

U. S. Steel’s net income was $668 million in the second quarter of 2008, compared to $302 million in the second quarter of 2007. U. S. Steel’s net income was $903 million in the first six months of 2008, compared to $575 million in the same period last year. The increases primarily reflect the factors discussed above.

BALANCE SHEET

Receivables increased by $1,106 million from year-end 2007 as second quarter 2008 average realized prices and shipment volumes increased compared to the fourth quarter of 2007.

Accounts payable increased by $627 million from year-end 2007 primarily due to increased production and higher raw materials costs compared to the fourth quarter of 2007.

Accrued taxes increased by $187 million from year-end 2007 primarily because the December 31, 2007 amount included a receivable for an anticipated refund that has been received, and because of the higher tax provision for 2008 as compared to 2007.

CASH FLOW

Net cash provided from operating activities was $463 million for the first six months of 2008, compared with $856 million in the same period last year. Cash from operating activities in each of the first halves of 2008 and 2007 was reduced by $70 million of voluntary contributions to our main defined benefit pension plan in the United States. We plan to make additional voluntary contributions in the second half of 2008. In the first half of 2008, cash from operating activities was also reduced by required cash contributions of $41 million to USSC’s main defined benefit pension plans. Additionally, pursuant to a December 2007 agreement with the USW, we made payments of $43 million in the first six months of 2008 to our trust for retiree health care and life insurance to provide benefits to certain former National Steel employees and their eligible dependents. For further information regarding this agreement, see U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007.

Capital expenditures in the first six months of 2008 were $340 million, compared with $250 million in the same period in 2007. Flat-rolled expenditures were $228 million and included spending for modernization of our cokemaking facilities, including expenditures for construction of a co-generation facility at Granite City Works, and development of an enterprise resource planning (ERP) system. USSE expenditures of $81 million included spending at USSK for the reline of the No.1 blast furnace and spending for development of the ERP system.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at June 30, 2008, totaled $343 million.

Capital expenditures for 2008 are expected to be approximately $940 million.

Common stock repurchased in the first six months of 2008 totaled 625,000 shares.

Dividends paid in the first six months of 2008 were $59 million, compared with $47 million in the same period in 2007. Payments in the first six months of 2008 reflected a quarterly dividend rate of 25 cents per common share. Payments in the first six months of 2007 reflected a quarterly dividend rate of 20 cents per common share.

LIQUIDITY AND CAPITAL RESOURCES

U. S. Steel has a $500 million Receivables Purchase Agreement (RPA) with financial institutions that expires in September 2010. For further information regarding the RPA, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007. As of June 30, 2008, U. S. Steel had more than $500 million of eligible receivables, $140 million of which were sold.

U. S. Steel has a $750 million unsecured five-year revolving credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent (Credit Facility). The Credit Facility has an interest coverage ratio (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) covenant of 2:1 and a leverage ratio (consolidated debt to consolidated EBITDA) covenant of 3.25:1, and other customary terms and conditions, including limitations on liens and mergers. As of June 30, 2008, we had no borrowings against this facility.

At June 30, 2008, USSK had no borrowings against its €40 million and €20 million credit facilities (which approximated $95 million), but had $7 million of customs and other guarantees outstanding, reducing availability to $88 million. Both facilities expire in December 2009.

At June 30, 2008, USSS had no borrowings against its €25 million facility (which approximated $39 million). This facility is secured by USSS’s inventory of finished and semi-finished goods and expires September 28, 2008.

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

On June 11, 2007, U. S. Steel entered into an unsecured $500 million five-year term loan agreement (Five-Year Loan Agreement) with a group of lenders and JPMorgan Chase Bank, N.A. as Administrative Agent. The Five-Year Loan Agreement contains the same financial covenants and limitations as the Credit Facility, as well as mandatory principal repayments of $25 million per year. As of June 30, 2008, $475 million was outstanding under the Five-Year Loan Agreement. For further details regarding the Five-Year Loan Agreement, see U. S. Steel’s Current Report on Form 8-K filed on June 11, 2007.

On October 12, 2007, U. S. Steel entered into an unsecured $500 million Three-Year Term Loan Agreement which contains the same financial covenants and limitations as the Credit Facility. As of June 30, 2008, $500 million remained outstanding. For further details regarding the Three-Year Term Loan Agreement, see U. S. Steel’s Current Report on Form 8-K filed on October 16, 2007.

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

On July 2, 2008, USSK entered into a €200 million (approximately $317 million) three-year revolving unsecured credit facility. Interest on borrowings under the facility is based on a spread over EURIBOR or LIBOR, and the agreement contains customary terms and conditions. On July 7, 2008, € 200 million was drawn against this facility, and the proceeds were used to reduce the intercompany loan. Subsequently, $300 million of the three-year term loan was retired.

We were in compliance with all of our debt covenants at June 30, 2008.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $107 million of liquidity sources for financial assurance purposes as of June 30, 2008, and expects to commit an additional $18 million during the third quarter.

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $501 million relating to Environmental Revenue Bonds and two capital leases, as well as $30 million relating to an operating lease, may be declared immediately due and payable.

The following table summarizes U. S. Steel’s liquidity as of June 30, 2008:

(Dollars in millions)

Cash and cash equivalents (a)	$359
Amount available under Receivables Purchase Agreement	360
Amount available under $750 Million Credit Facility	750
Amounts available under USSK credit facilities	88
Amounts available under USSS credit facilities	39

Total estimated liquidity	$1,596

(a)	Excludes $32 million of cash primarily related to the Clairton 1314B Partnership because it is not available for U. S. Steel’s use.

Our liquidity at June 30, 2008 was essentially unchanged from December 31, 2007.

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

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new off-balance sheet arrangements during the first half of 2008.

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

Many nations, including the United States, are considering regulation of carbon dioxide (CO2) emissions. International negotiations to supplement or replace the 1997 Kyoto Protocol are ongoing. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The EU has established greenhouse gas regulations; Canada has published details of a regulatory framework for greenhouse gas emissions as discussed below; and the United States may establish regulations in the future. Such regulations may entail substantial capital expenditures, restrict production, and raise the price of coal and other carbon-based energy sources.

To comply with the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC) has created an Emissions Trading System (ETS). Under the ETS, the EC establishes CO2 emissions limits for every EU member state and approves grants of CO2 emission allowances to individual emitting facilities pursuant to national allocation plans that are proposed by each of the member states. The allowances can be bought and sold by emitting facilities to cover the quantities of CO2 they emit in their operations. In 2004, the EC approved Slovakia’s national allocation plan, for the period 2005 through 2007 (NAP I), which granted USSK fewer emissions allowances than were ultimately required for USSK’s CO2 emissions. USSK purchased allowances to cover its shortfall for the NAP l allocation period. Based on the actual value of allowances purchased, a short-term other liability of $2 million was recognized on the balance sheet as of December 31, 2007.

In July 2008, following approval by the EC of Slovakia’s national allocation plan for the 2008 – 2012 trading period (NAP II), Slovakia has granted USSK more CO2 allowances per year than USSK received for NAP I. The potential financial and/or operational impacts of NAP II are not currently determinable and will vary depending on USSK’s levels of production, its ability to limit CO2 emissions, and, if allowances must be purchased, their price at the time of purchase.

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

U. S. Steel has been notified that we are a potentially responsible party (PRP) at 21 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of June 30, 2008. In addition, there are 13 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 43 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 20 to Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the second quarter of 2008, U. S. Steel accrued $4 million for environmental matters for domestic and foreign facilities. The total accrual for such liabilities at June 30, 2008 was $136 million. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards No. 143.

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

OUTLOOK

We expect third quarter 2008 to be another excellent quarter with continued earnings improvement as price increases implemented during the second quarter and early in the third quarter are expected to improve average realized prices for each of our reportable segments.

For Flat-rolled, third quarter results are expected to improve substantially from the second quarter, reflecting continued realization of price increases. Raw steel capability utilization and shipments are expected to remain near the second quarter level and raw materials costs are expected to increase.

Third quarter results are expected to decrease for USSE. While average realized prices should be higher, raw materials costs are also expected to increase, and shipments and operating costs will be negatively affected by a planned blast furnace reline at USSK that is scheduled to begin shortly and continue into the fourth quarter.

Third quarter results for Tubular are expected to increase significantly as price increases continue to be realized. Semi-finished steel costs will increase and shipments are expected to be at about the second quarter level.

We are currently negotiating with the United Steelworkers for a replacement of the agreement covering most of our domestic operations. We expect to have the new agreement in place before the September 1 expiration of the current agreement.

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments and prices. Some factors, among others, that could affect market conditions, costs, shipments and prices for both North American operations and USSE include global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of facility projects; natural gas and electricity prices and usage; raw materials and transportation prices and availability; the impact of fixed prices in energy and raw materials contracts (many of which have terms of one year or longer) as compared to short-term contract and spot prices for steel products; changes in environmental, tax, pension and other laws; the terms of replacement collective bargaining agreements; employee strikes or other labor issues; power outages; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Economic conditions and political factors in Europe and Canada that may affect USSE’s and USSC’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, government instability, political unrest, regulatory changes, export quotas, tariffs, and other protectionist measures. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2007, and in subsequent filings for U. S. Steel.

INTERNATIONAL TRADE

On April 3, 2008, U. S. Steel, along with Maverick Tube Corporation, Tex-Tube Company and the United Steelworkers filed antidumping and countervailing duty petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) for welded line pipe up to and including 16 inches against China, and antidumping petitions against Korea. If the case is successful, duties will be imposed on imports from these countries to offset the margin of unfair trade that may exist on any U.S. sales of this product from these countries. The DOC has initiated investigations on all of these cases and on May 16, 2008, in its preliminary injury decision, the ITC voted to continue the investigation. Final determinations as to whether to impose relief will take place some time in the first half of next year.

ACCOUNTING STANDARDS

In May 2008, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). Under FAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” FAS 162 will not impact our financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3 (FSP FAS 142-3) “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets,” to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” FSP FAS 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. U. S. Steel does not expect FSP FAS 142-3 to have a material impact on our financial statements.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)), which replaces FAS No. 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. FAS 141(R) also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. FAS 141(R) is effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, FAS 141(R) may have a material impact on our financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction. FAS 141 (R) also amends FAS 109, “Accounting for Income Taxes,” such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. This provision of FAS 141 (R) may have a material impact on our financial statements (see Note 11 and the discussion of U. S. Steel Canada Inc.).

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

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in June 30, 2008 interest rates on the fair value of the U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)	Fair Value	Incremental Increase in Fair Value (b)
Non-Derivative Financial Instruments (a)
Financial assets:
Investments and long-term receivables	$14	$-
Financial liabilities:
Long-term debt (c) (d)	$3,066	$108

(a)

Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)

Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at June 30, 2008, on the fair value of U. S. Steel’s non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at June 30, 2008.

(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only to the extent that we elected to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value. At June 30, 2008, U. S. Steel’s portfolio of debt included $975 million of floating rate term loans, the fair value of which are not affected by interest rate declines.

FOREIGN CURRENCY EXCHANGE RATE RISK

U. S. Steel, through USSE and USSC, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro, the Slovak koruna, the Serbian dinar and the Canadian dollar. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At June 30, 2008 and June 30, 2007, U. S. Steel had open euro forward sales contracts for U.S. dollars (total notional value of approximately $614 million and $26 million, respectively). A 10 percent increase in the June 30, 2008 euro forward rates would result in a $61 million charge to income.

In accordance with FAS 157, the fair value of our derivatives is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used include quotes from counterparties that are corroborated with market sources.

Volatility in the foreign currency markets could have significant implications for U. S. Steel as a result of foreign currency accounting remeasurement effects, primarily on a U.S. dollar-denominated intercompany loan (the intercompany loan) to a European affiliate, related to the acquisition of USSC. In early July, the outstanding balance on the intercompany loan was reduced from $1.1 billion to $836 million. Our exposure will decrease as the intercompany loan is repaid. Subsequent to December 31, 2007, we increased our use of euro-U.S. dollar derivatives, which mitigates our currency exposure resulting from the intercompany loan, as well as other exposures. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 14 to Financial Statements.

Future foreign currency impacts will depend upon changes in currencies, the extent to which we engage in derivatives transactions and repayments of the intercompany loan. The amount and timing of such repayments will depend upon profits and cash flows of our international operations, future international investments and financing activities, all of which will be impacted by market conditions, operating costs, shipments, prices and foreign exchange rates.

On June 19, 2008, the European Council approved the Slovak Republic’s entry into the eurozone as of January 1, 2009. The definitive exchange rate of 30.126 Slovak koruna per euro was established on July 8, 2008. The setting of the definitive exchange rate has reduced our exposure to fluctuations between the Slovak koruna and the euro.

Item 4. controls and procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2008. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of June 30, 2008, project costs have amounted to $59.8 million. U. S. Steel completed additional dredging in 2007, and submitted a Dredge Completion Report to EPA in May 2008. Although further dredging is not expected, $1.3 million is accrued for possible additional work that may be required to complete the project and obtain EPA approval. The Corrective Action Management Unit (CAMU) which received dredged materials from the Grand Calumet River could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $1.4 million through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel will pay the public trustees $1.0 million at the end of the sediment remediation project for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $941,000. In total, the accrued liability for the above projects based on the estimated remaining costs was $4.7 million at June 30, 2008.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites, D5, T2, and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a revised closure plan to the Indiana Department of Environmental Management (IDEM) for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a solid waste management unit (SWMU) under corrective action. In addition, U. S. Steel has submitted a closure plan for T2 and a conceptual closure plan for D5. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring is $6.2 million for D5, $4.3 million for T2 and $10.7 million for D2 including a portion of the Refuse Area, at June 30, 2008.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Four self-implementing interim measures have been completed. Through June 30, 2008, U. S. Steel had spent approximately $26.2 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel is preparing a final proposal to EPA seeking approval for perimeter groundwater monitoring and is developing a proposal for a corrective measure to address impacted sediments in the West Grand Calumet Lagoon. In addition, U. S. Steel has submitted a conceptual sampling and analysis plan for the Solid Waste Management Areas east of the Vessel Slip Turning Basin; is completing a pilot scale treatment study for groundwater contamination and finalizing the design of a full scale system; and continuing to operate a groundwater treatment system for the coke plant. The costs for the above mentioned activities, including operation and maintenance of the coke plant groundwater treatment system for 2008 are estimated to be $16.0 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement Corrective Measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the Corrective Measures for soil contamination to be approximately $3.5 million. Closure costs for the CAMU are estimated to be an additional $6.1 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was $25.6 million at June 30, 2008, based on the estimated remaining costs.

In October 1996, U. S. Steel was notified by IDEM, acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs. A Consent Decree memorializing this settlement was entered on the record by the court and thereafter became effective April 1, 2005. U. S. Steel has paid our entire share of the assessment costs and $16.5 million of our share of the restoration costs to the public trustees. A balance of $4.0 million in restoration costs to complete our settlement obligations remains as an accrued liability as of June 30, 2008.

On November 26, 2007, IDEM issued a Notice of Violation (NOV) alleging three pushing violations and one door violation on the No. 2 Battery that were to have occurred on July 11, 2007. On December 20, 2007, IDEM made a verbal penalty demand of $123,000 to resolve these alleged violations. U. S. Steel provided written responses to the NOVs. Negotiations regarding these NOVs are ongoing.

On October 3, 2007, November 26, 2007, March 2, 2008 and March 18, 2008, IDEM issued NOVs alleging opacity limitation violations from the coke plant and/or Blast Furnaces Nos. 4 and 8. To date, no penalty demand has been made by IDEM regarding these NOVs. U. S. Steel is currently negotiating resolution of these NOVs with IDEM.

On July 3, 2008, EPA Region V issued a Notice of Violation/Finding of Violation (NOV/FOV) alleging violations resulting from a multi-media inspection conducted in May 2007 and subsequent information collection requests pursuant to Section 114 of the Clean Air Act. These alleged violations include those currently being prosecuted by IDEM that are identified above. Other alleged violations include reline of No. 4 Blast Furnace in 1990 without a New Source Review/Prevention of Significant Deterioration permit; and opacity limit excursions from hot iron transfer cars, slag skimming, slag pits, and the blast furnace casting house. The NOV/FOV also alleges violations relating to hydrochloric acid pickling, blast furnace relief valves and blast furnace flares. While a penalty demand is expected, EPA Region V has not yet made such a demand. U. S. Steel is currently negotiating resolution of the NOV with EPA Region V.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After the acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending an “in-place” closure of the East Side SWMU. The cost to close the East Side SWMU is expected to be $4.1 million and was recorded as an accrued liability as of June 30, 2008.

Mon Valley Works

On March 17, 2008, U. S. Steel entered a Consent Order and Agreement (COA) with the Allegheny County Health Department (ACHD) to resolve alleged opacity limitation and pushing and traveling violations from older coke oven batteries at its Clairton Plant and to resolve alleged opacity violations from its Edgar Thomson Plant. The COA required U. S. Steel to pay a civil penalty of $301,800 to resolve past alleged violations addressed by the COA. U. S. Steel paid the civil penalty on March 25, 2008. The COA requires U. S. Steel to conduct interim repairs on existing batteries, and make improvements at the Ladle Metallurgical Facility and Steelmaking Shop at the Edgar Thomson Plant. In November 2007, U. S. Steel announced that it is considering plans to upgrade the Clairton Plant. These upgrades would be conducted in two phases and would address the alleged violations and improve coking performance. The first phase would include replacing Batteries 7 through 9 with a new six meter “C” Battery that would employ Best Available Control Technology (BACT); and the second phase would include replacing Batteries 1 though 3 with a new six meter “D” Battery, that would also employ BACT. In addition, U. S. Steel plans to upgrade its existing Batteries 19 and 20. U. S. Steel is currently discussing the permit requirements with ACHD. U. S. Steel estimates that these investments will exceed $1 billion. U. S. Steel is also making upgrades at its Edgar Thomson Plant that would reduce emissions. In January 2008, U. S. Steel submitted an installation air permit application for “C” Battery. A draft installation air permit for “C” Battery was issued for public comment on May 7, 2008. The public comment period ended on June 19, 2008, at which time a public hearing was also held. ACHD is currently responding to public comments and anticipates issuing a final “C” Battery installation permit in July 2008. U. S. Steel anticipates submitting a permit application for “D” Battery in July 2008.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $134,000. It is reasonably possible that additional costs of up to $35 million may be incurred at this site in combination with five other projects. See Note 20 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved and field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. ADEM approved the Phase I RFI Report and is reviewing a Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $700,000. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Based on results from our Phase I facility investigation of Ensley, U. S. Steel identified approximately two acres of land at the former coke plant for remediation. As of June 30, 2008, costs to complete the remediation of this area have amounted to $1.3 million. An additional $112,000 is accrued for project contingencies. In total, the accrued liability for the projects described above was $1.0 million at June 30, 2008, based on estimated remaining costs. It is reasonably possible that additional costs of up to $35 million may be incurred at this site in combination with five other projects. See Note 20 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (Ohio EPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. On December 15, 2006, U. S. Steel received a letter from Ohio EPA that requires U. S. Steel to complete an evaluation of human exposure and update the previous RCRA preliminary site assessment. We have accrued $80,000 for the costs of additional studies at this site. It is reasonably possible that additional costs of up to $35 million may be incurred at the Lorain Tubular Corrective Action program in combination with five other projects. See Note 20 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Duluth Works

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.3 million for cleanup and agency oversight costs through June 30, 2008. The Duluth Works was listed by the Minnesota Pollution Control Agency (MPCA) under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has consolidated and included the Duluth Works site with the St. Louis River Interlake Duluth Tar site on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel has recently submitted an engineering study of the estuary sediments. Additionally, MPCA and its contractor have begun work on the second five-year review for the site. The method and extent of remediation at this site is presently unknown; therefore, future costs are indeterminable. Study and oversight costs are currently estimated at $275,000. These costs include risk assessment, sampling, inspections and analytical work, and development of a work plan and cost estimate to implement EPA five-year review recommendations. It is reasonably possible that additional costs of up to $35 million may be incurred at this site in combination with five other projects. See Note 20 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Granite City Works

Granite City Works received two NOVs, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. On September 14, 2005, the Illinois Attorney General filed a complaint in the Madison County Circuit Court, titled People of the State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation, which included the issues raised in the two NOVs. In December 2006, IEPA added to its complaint by adding a release of coke oven gas in February 2006. In October 2007, the Court entered a Second Supplemental Complaint, in which IEPA added alleged violations regarding excessive opacity emissions from the Blast Furnace, and incorrect sulfur dioxide (SO2) emission factors regarding Blast Furnace Gas emissions. On December 18, 2007, U. S. Steel entered into a Consent Order with the Illinois Attorney General and IEPA that resolved the Complaint, as supplemented. The Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Order; and (4) submit to IEPA a revised permit application, with the correct SO2 emission factors, which U. S. Steel submitted in January 2008. On March 31, 2008, U. S. Steel submitted a revised BOF Compliance Schedule and request to modify the Order consistent with the revised BOF Compliance Schedule. U. S. Steel is currently negotiating with IEPA and the Illinois Attorney General as to what upgrades at the BOF will precede the compliance demonstration. Therefore, the compliance demonstration deadline for the BOF is indefinitely postponed by agreement of the parties.

Pursuant to an agreement with the Sierra Club and American Bottom Conservancy, Granite City Works, along with Gateway Energy & Coke Company, LLC (a subsidiary of SunCoke Energy, Inc.) have agreed to establish an Environmental Trust Fund (Trust) which requires the permittees (U. S. Steel and Gateway) to collectively deposit $1.0 million annually by September 30th of each year, beginning September 30, 2008 and ending September 30, 2012. As grantors, U. S. Steel and Gateway have established the Trust as a part of the cost to construct a heat recovery coke plant adjacent to Granite City Works. The Capital Contribution and all net income of the Trust are to be used for the purposes of promoting energy efficiency, greenhouse gas reductions and PM2.5 emission reduction, to be implemented in the local community where the Granite City Works is located. The Trust can be used for projects at public buildings or property owned by the city, local schools, parks and library districts.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an asset sales agreement and a permit issued by the Utah Department of Environmental Quality. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, developed work plans, continues to conduct field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. Remediation has been completed in some areas. U. S. Steel has recorded a liability of $19.7 million as of June 30, 2008, for our estimated share of the remaining costs of remediation.

Other

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB), entered into a consent order to conduct an investigation and develop remediation alternatives. In 2004, a remedial action design report was submitted to and approved by KDHE. Implementation of the preferred remedy was completed in late 2007. The respondents are finalizing the Removal Action Summary report, deed restrictions and operating and maintenance plans for approval by KDHE. In 2005, KDHE and the U.S. Fish and Wildlife Service asserted a claim against U. S. Steel and SSB (now called CitiGroup Global Market Holdings, Inc.) for natural resource damages at the site and nearby creek. On September 12, 2007, U. S. Steel signed a consent decree to settle this claim for a cash payment with U. S. Steel’s share at $247,875. This consent decree was entered by the court, and U. S. Steel paid its share of the settlement on December 13, 2007. On August 17, 2006, both parties received a demand from DOJ for approximately $1.7 million for past costs incurred by EPA in cleaning up the site and surrounding residential yards, U. S. Steel’s share being 50 percent of the claim for past costs. Negotiations are pending with the DOJ. U. S. Steel and CitiGroup signed an agreement with EPA to suspend the running of the statute of limitations for filing of EPA’s claims for the period between August 21, 2006 and July 31, 2008.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill.

U. S. Steel, Lubrizol and ExxonMobil are the largest PRPs at the site and have agreed to equally share costs for investigating the site, making U. S. Steel’s share 33 1/3 percent. Phase I soil, waste and groundwater sampling was completed in December 2006. The Affected Property Assessment Report (APAR) was timely submitted to TCEQ on March 15, 2008. Additional sampling of soils and groundwater has been conducted in response to TCEQ’s comments to APAR. The accrued liability to complete the site investigations and implement the remedial measure is $2.0 million as of June 30, 2008.

ASBESTOS LITIGATION

As of June 30, 2008, U. S. Steel was a defendant in approximately 350 active cases involving approximately 2,950 plaintiffs (claims), including cases involving businesses acquired from Lone Star. At December 31, 2007, U. S. Steel was a defendant in approximately 325 active cases involving approximately 3,000 plaintiffs.

About 2,600, or approximately 88 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Of these claims, approximately 1,550 are pending in Mississippi and about 1,075 are pending in Texas. Based upon U. S. Steel’s experience in such cases, we believe that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Mississippi and Texas have amended their laws to curtail mass filings. As a consequence, most of the claims filed in 2008 and 2007 involved individual or small groups of claimants.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 170 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2005	11,000	3,800	1,200	8,400	$11
December 31, 2006	8,400	5,150	450	3,700	$8
December 31, 2007	3,700	1,230	530	3,000	$9
June 30, 2008	3,000	350	300	2,950	$4

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

OTHER LITIGATION

In March 2008, the Indiana Court of Appeals reversed a previous decision of the Indiana Utilities Regulatory Commission involving a rate escalation provision in U. S. Steel’s electric power supply contract with Northern Indiana Public Service Company. U. S. Steel is seeking further judicial review of this decision, but a reserve of $45 million related to prior year effects was established in the first quarter of 2008.

Before U. S. Steel’s October 31, 2007 acquisition of USSC, Cleveland Cliffs Inc. (Cliffs) and USSC received and accepted a non-binding offer dated June 6, 2007 from Consolidated Thompson Iron Mines Limited (Consolidated) to purchase USSC’s 44.6 percent interest and Cliffs’ 26.8 percent interest in Wabush for a purchase price of $64.3 million plus two year warrants to purchase 3 million shares of Consolidated common stock. This offer stated: “The acceptance of this offer by Cliffs and Stelco [USSC] shall not create any legally enforceable rights, other than the provisions of section 5, 14 and 15 of the attached.” (Those sections contained limited exclusivity, confidentiality and choice of law provisions.) On August 30, 2007, ArcelorMittal Dofasco, Inc. (Dofasco) purported to exercise a right of first refusal under the Participants Agreement dated as of January 1, 1967 governing Wabush. On March 4, 2008, following several months of unsuccessful negotiations over many of the major terms of the purchase and sale, USSC and Cliffs informed Dofasco that they were withdrawing from further negotiations. On March 20, 2008, Dofasco served USSC with a statement of claim filed in the Ontario Superior Court of Justice seeking a court order requiring Cliffs and USSC to sell their interests in Wabush to Dofasco and to pay C$427 million (approximately $419 million) or, alternatively, to pay damages of C$1.80 billion (approximately $1.77 billion). USSC is vigorously defending this action and does not believe it has any liability to Dofasco regarding this matter.

Item 1A. RISK FACTORS

During the second quarter of 2008, there were no material changes to the risk factors that were disclosed in Item 1A of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2008	2007	2008	2007
INCOME FROM OPERATIONS
Flat-rolled (a)	$478	$92	$598	$167
U. S. Steel Europe	298	244	459	450
Tubular (b)	177	97	228	199
Other Businesses (c)	6	1	1	3

Segment Income from Operations	959	434	1,286	819
Retiree benefit expenses	1	(43)	2	(82)
Other items not allocated to segments:
Flat-rolled inventory transition effects	(6)	-	(23)	-
Litigation reserve	-	-	(45)	-

Total Income from Operations	$954	$391	$1,220	$737
CAPITAL EXPENDITURES
Flat-rolled (a)	$145	$69	$228	$119
U. S. Steel Europe	49	47	81	77
Tubular (b)	5	1	9	3
Other Businesses (c)	14	25	22	51

Total	$213	$142	$340	$250
OPERATING STATISTICS
Average realized price: ($/net ton)(d)
Flat-rolled (a)	777	652	713	651
U. S. Steel Europe	986	726	890	697
Tubular (b)	1,690	1,389	1,508	1,410
Steel Shipments: (d)(e)
Flat-rolled (a)	4,849	3,599	9,550	6,787
U. S. Steel Europe	1,696	1,616	3,334	3,268
Tubular (b)	500	288	933	535

Total Steel Shipments	7,045	5,503	13,817	10,590
Raw Steel-Production: (e)
North American facilities(a)	5,614	4,116	11,172	7,829
U. S. Steel Europe	1,925	1,865	3,833	3,664
Raw Steel-Capability Utilization: (f)
North American facilities (a)	92.7%	85.1%	92.2%	81.4%
U. S. Steel Europe	104.3%	100.8%	103.9%	99.5%
(a)	Includes the results of the businesses acquired from Stelco Inc. as of October 31, 2007, excluding the iron ore and real estate interests.
(b)	Includes the results of the businesses acquired from Lone Star Technologies, Inc. as of June 14, 2007.
(c)	Includes the results of the iron ore and real estate interests acquired from Stelco Inc. as of October 31, 2007.
(d)	Excludes intersegment transfers.
(e)	Thousands of net tons.
(f)

Based on annual raw steel production capability of 19.4 million net tons for North American facilities prior to October 31, 2007 and 24.3 million net tons thereafter, and 7.4 million net tons for U. S. Steel Europe.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

U. S. Steel had no sales of unregistered securities during the period covered by this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by U. S. Steel of its equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2008	110,000	$142.85	110,000	6,046,300
May 1-31, 2008	105,000	$168.14	105,000	5,941,300
June 1-30, 2008	105,000	$178.35	105,000	5,836,300

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 29, 2008. The following matters were acted upon.

ELECTION OF DIRECTORS

Richard A. Gephardt, Glenda G. McNeal, Patricia A. Tracey and Graham B. Spanier were elected to serve three-year terms as Class I directors by the following votes:

Nominee	Votes For	Votes Withheld
Richard A. Gephardt	104,236,887	2,112,793
Glenda G. McNeal	104,881,596	1,468,084
Patricia A. Tracey	104,893,948	1,455,732
Graham B. Spanier	104,829,877	1,519,803

Continuing as Class II directors for a term expiring in 2009 are J. Gary Cooper, Frank J. Lucchino, Seth E. Schofield and John P. Surma. Continuing as Class III directors for a term expiring in 2010 are Robert J. Darnall, John G. Drosdick, Charles R. Lee and Jeffrey M. Lipton.

ELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP (PwC) was elected as the independent registered public accounting firm by the following votes:

Votes For	Votes Against	Abstain
105,148,394	368,307	832,979

Item 6. EXHIBITS

10.1	EUR200,000,000 Credit Facility Agreement dated 2 July 2008 between U. S. Steel Košice, s.r.o. as borrower, Commerzbank Aktiengesellschaft, pobočka zahraničnej banky, Bratislava, ING Bank N.V., pobočka zahraničnej banky and Slovenská sporitelňa, a.s. as mandated lead arrangers, Citibank N.A., Bahrain Branch and HSBC Bank plc, pobočka zahraničnej banky as lead arrangers, the financial institutions listed on Schedule 1 to the agreement as lenders and ING Bank N.V., London Branch as facility agent.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Larry G. Schultz

Larry G. Schultz Senior Vice President and Controller

July 29, 2008

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.