Form 10-Q
period 2008-09-30
UNITED STATES STEEL CORP
filed 2008-10-28
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Yes      No Ö

Common stock outstanding at October 24, 2008 – 116,256,638 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2008	2007	2008	2007
Net sales:
Net sales	$6,939	$4,046	$18,256	$11,477
Net sales to related parties	373	308	996	861

Total	7,312	4,354	19,252	12,338

Operating expenses (income):
Cost of sales (excludes items shown below)	5,752	3,749	15,892	10,523
Selling, general and administrative expenses	151	134	464	411
Depreciation, depletion and amortization (Notes 6 and 8)	149	124	464	353
Income from investees	(51)	(7)	(92)	(19)
Net gains on disposal of assets	(6)	(7)	(8)	(20)
Other income, net	(10)	1	(15)	(7)

Total	5,985	3,994	16,705	11,241

Income from operations	1,327	360	2,547	1,097
Interest expense	40	39	128	124
Interest income	(3)	(17)	(11)	(64)
Other financial (income) costs (Note 9)	9	-	(78)	1

Net interest and other financial costs	46	22	39	61
Income before income taxes and minority interests	1,281	338	2,508	1,036
Income tax provision (Note 11)	339	68	652	187
Minority interests	23	1	34	5

Net income	$919	$269	$1,822	$844

Income per common share (Note 12):
Net income per share:
- Basic	$7.84	$2.28	$15.51	$7.15
- Diluted	$7.79	$2.27	$15.43	$7.10
Weighted average shares, in thousands:
- Basic	117,169	118,086	117,423	118,183
- Diluted	117,826	118,755	118,051	118,896

Dividends paid per share	$0.30	$0.20	$0.80	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$793	$401
Receivables, less allowance of $46 and $42 (Note 18)	3,124	1,924
Receivables from related parties (Note 20)	163	153
Inventories (Note 13)	2,669	2,279
Deferred income tax benefits (Note 11)	155	151
Other current assets	77	51

Total current assets	6,981	4,959
Investments and long-term receivables, less allowance of $6 and $6	728	694
Property, plant and equipment - net (Note 8)	6,732	6,688
Intangibles - net (Note 6)	297	419
Goodwill (Note 6)	1,726	1,712
Assets held for sale (Note 5)	210	233
Prepaid pensions	252	734
Deferred income tax benefits (Note 11)	140	16
Other noncurrent assets	202	177

Total assets	$17,268	$15,632
Liabilities
Current liabilities:
Accounts payable	$2,154	$1,668
Accounts payable to related parties (Note 20)	92	62
Bank checks outstanding	44	53
Payroll and benefits payable	950	995
Accrued taxes (Note 11)	354	95
Accrued interest	39	20
Short-term debt and current maturities of long-term debt (Note 15)	61	110

Total current liabilities	3,694	3,003
Long-term debt, less unamortized discount (Note 15)	3,120	3,147
Employee benefits	3,542	3,187
Deferred income tax liabilities (Note 11)	16	162
Deferred credits and other liabilities	561	514

Total liabilities	10,933	10,013

Contingencies and commitments (Note 21)
Minority interests	156	88
Stockholders' Equity:
Common stock (123,785,911 and 123,785,911 shares issued) (Note 12)	124	124
Treasury stock, at cost (7,339,273 and 5,790,827 shares)	(599)	(395)
Additional paid-in capital	2,982	2,955
Retained earnings	5,410	3,683
Accumulated other comprehensive loss (Note 19)	(1,738)	(836)

Total stockholders’ equity	6,179	5,531

Total liabilities and stockholders’ equity	$17,268	$15,632

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2008	2007
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,822	$844
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	464	353
Provision for doubtful accounts	4	(14)
Pensions and other postretirement benefits	(388)	(182)
Minority interests	34	5
Deferred income taxes	262	113
Net gains on disposal of assets	(8)	(20)
Distributions received, net of equity investees income	(50)	17
Changes in:
Current receivables - sold	485	40
- repurchased	(635)	(40)
- operating turnover	(1,114)	(300)
Inventories	(478)	243
Current accounts payable and accrued expenses	931	216
Bank checks outstanding	(9)	61
Foreign currency translation	17	125
All other, net	(6)	(51)

Net cash provided by operating activities	1,331	1,410

Investing activities:
Capital expenditures	(633)	(460)
Acquisition of pickle lines	(36)	-
Acquisition of Lone Star Technologies, Inc.	-	(1,990)
Acquisition of Stelco Inc.	(1)	-
Disposal of assets	19	27
Restricted cash, net	-	4
Investments, net	(14)	(2)

Net cash used in investing activities	(665)	(2,421)

Financing activities:
Issuance of long-term debt, net of financing costs	-	1,583
Repayment of long-term debt	(359)	(458)
Revolving credit facilities - borrowings	359	-
- repayments	(44)	-
Common stock issued	11	15
Common stock repurchased	(214)	(87)
Distributions from (to) minority interest owners	59	(9)
Dividends paid	(94)	(71)
Excess tax benefits from stock-based compensation	9	8

Net cash (used in) provided by financing activities	(273)	981

Effect of exchange rate changes on cash	(1)	11

Net increase (decrease) in cash and cash equivalents	392	(19)
Cash and cash equivalents at beginning of year	401	1,422

Cash and cash equivalents at end of period	$793	$1,403

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In September 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (FSP No. 133-1 and FIN 45-4). FSP No. 133-1 and FIN 45-4 amends Statement No. 133 by requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. Additionally, FIN 45-4 is amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement No. 133 and FIN 45-4 are effective for reporting periods ending after November 15, 2008. The FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” to be any reporting period beginning after November 15, 2008. U. S. Steel does not expect any material financial statement implications relating to the adoption of this FSP.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). Under FSP EITF 03-6-1, the FASB clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share under the two-class method. FSP EITF 03-6-1 is effective January 1, 2009. U. S. Steel does not expect any material financial statement implications relating to the adoption of this FSP.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (FAS 162). Under FAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU

Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” FAS 162 will not impact our financial statements.

In April 2008, the FASB issued FSP No. 142-3 (FSP No. 142-3) “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets” to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” FSP No. 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. U. S. Steel does not expect FSP No. 142-3 to have a material impact on our financial statements.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)), which replaces FAS No. 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. FAS 141(R) also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. FAS 141(R) is effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, FAS 141(R) may have a material impact on our financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction. FAS 141(R) also amends FAS 109, “Accounting for Income Taxes,” such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. This provision of FAS 141(R) may have a material impact on our financial statements (see Note 11 and the discussion of U. S. Steel Canada Inc.).

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

In March 2007, the FASB ratified EITF issue number 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires an employer to recognize a liability for the postretirement benefit provided by a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967”, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF 06-10 also stipulates that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 was effective January 1, 2008. U. S. Steel had collateral assignment split-dollar life insurance arrangements within the scope of EITF 06-10 for a small number of employees; however, the impact of adopting EITF 06-10 was immaterial to our financial statements.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. This Statement was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until periods beginning after November 15, 2008. We adopted FAS 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our financial statements. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill and indefinite lived intangible asset impairment testing, and asset retirement obligations initially measured at fair value. We do not expect a material impact on our financial statements when these additional provisions are adopted. On October 10, 2008, the FASB issued FSP No. 157-3 (FSP No. 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of FAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on our financial statements.

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

The results of segment operations for the third quarter of 2008 and 2007 are:

(In millions) Third Quarter 2008	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
Flat-rolled	$4,303	$517	$4,820	$55	$835
USSE	1,598	-	1,598	-	173
Tubular	1,333	-	1,333	(4)	420

Total reportable segments	7,234	517	7,751	51	1,428
Other Businesses	78	519	597	-	33
Reconciling Items	-	(1,036)	(1,036)	-	(134)
Total	$7,312	$-	$7,312	$51	$1,327
Third Quarter 2007
Flat-rolled	$2,439	$132	$2,571	$6	$170
USSE	1,167	-	1,167	1	152
Tubular	637	-	637	-	74

Total reportable segments	4,243	132	4,375	7	396
Other Businesses	111	305	416	-	37
Reconciling Items	-	(437)	(437)	-	(73)
Total	$4,354	$-	$4,354	$7	$360

The results of segment operations for the first nine months of 2008 and 2007 are:

(In millions) First Nine Months 2008	Customer Sales	Intersegment Sales	Net Sales	Income from investees	Income from operations
Flat-rolled	$11,468	$1,151	$12,619	$97	$1,433
USSE	4,714	-	4,714	1	632
Tubular	2,866	1	2,867	(6)	648

Total reportable segments	19,048	1,152	20,200	92	2,713
Other Businesses	204	1,221	1,425	-	34
Reconciling Items	-	(2,373)	(2,373)	-	(200)
Total	$19,252	$-	$19,252	$92	$2,547
First Nine Months 2007
Flat-rolled	$7,137	$301	$7,438	$16	$337
USSE	3,566	-	3,566	1	602
Tubular	1,398	-	1,398	3	273

Total reportable segments	12,101	301	12,402	20	1,212
Other Businesses	237	762	999	(1)	40
Reconciling Items	-	(1,063)	(1,063)	-	(155)
Total	$12,338	$-	$12,338	$19	$1,097

The following is a schedule of reconciling items to income from operations:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Items not allocated to segments:
Retiree benefit expenses	$(6)	$(46)	$(4)	$(128)
Other items not allocated to segments:
Labor agreement signing bonuses (Note 17)	(105)	-	(105)	-
Environmental remediation (Note 21)	(23)	-	(23)	-
Flat-rolled inventory transition effects (a)	-	-	(23)	-
Litigation reserve (Note 21)	-	-	(45)	-
Tubular inventory transition effects (b)	-	(27)	-	(27)

Total other items not allocated to segments	(128)	(27)	(196)	(27)

Total reconciling items	$(134)	$(73)	$(200)	$(155)
(a)	The impact of selling inventory acquired from Stelco Inc., which had been recorded at fair value.
(b)

Charge reflecting the effects of conforming certain inventories acquired from Lone Star to our unified business model and the impact of selling acquired inventory, which had been recorded at fair value.

4.	Acquisitions

Pickle Lines

On August 29, 2008, U. S. Steel Canada Inc. (USSC) paid C$38 million (approximately $36 million) to acquire three pickle lines in Nanticoke, Ontario, from Nelson Steel, a division of Samuel Manu-Tech Inc. The acquisition of the pickle lines strengthens USSC’s position as a premier supplier of flat-rolled steel products to the North American market. The acquisition has been accounted for in accordance with FAS 141, “Business Combinations” (FAS 141). The purchase price has been allocated to the acquired property, plant and equipment.

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

In connection with the acquisition, U. S. Steel assumed Stelco’s pension funding obligations under a pension agreement entered into by Stelco and the Province of Ontario totaling C$545 million (approximately $514 million). In addition, we committed to the Canadian government to make capital investments over the next five years of at least C$200 million (approximately $189 million).

The total purchase price of $2,037 million reflects the $2,056 million of payments detailed above, net of cash acquired of $32 million, and including direct acquisition costs of $13 million. The purchase price was allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The amount allocated to goodwill reflects the benefits U. S. Steel expects to realize from expanding our flexibility in meeting customer needs and our sources of semi-finished products. The goodwill associated with this transaction has been allocated to the Flat-rolled segment.

The acquisition has been accounted for in accordance with FAS 141. The following table presents the preliminary allocation of the aggregate purchase price based on estimated fair values:

(In millions)
Assets Acquired:
Receivables	$288
Inventories	648
Other current assets	72
Property, plant & equipment	1,817
Identifiable intangible assets	92
Goodwill	668
Equity investments	355
Deferred tax assets	50
Other noncurrent assets	39

Total Assets	4,029

Liabilities Assumed:
Accounts payable	185
Other current liabilities	25
Employee benefits	1,523
Long term debt	103
Other noncurrent liabilities	127
Minority Interest	29

Total Liabilities	1,992

Purchase price – net of cash acquired	$2,037

U. S. Steel is in the process of conforming accounting policies and procedures and completing valuations of assets acquired and liabilities assumed. As such, the allocation of the purchase price is subject to revision.

Throughout 2008 progress has been made in completing the valuations of assets acquired, and as a result, the value of acquired property, plant and equipment and identifiable intangible assets decreased by approximately $45 million and $115 million, respectively, as compared to the preliminary purchase price allocation included in the notes to the consolidated financial statements in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007. Net deferred taxes and goodwill increased by approximately $70 million and $100 million, respectively.

Goodwill is not deductible for tax purposes. The identifiable intangible assets, principally customer relationships, are not deductible for tax purposes. Customer relationships of C$88 million (approximately $83 million) will be subject to amortization for book purposes over a period of 23 years. Goodwill is subject to impairment testing on an annual basis in accordance with FAS 142, “Goodwill and Other Intangible Assets” (FAS 142).

The following unaudited pro forma information for U. S. Steel for the quarter and nine months ended September 30, 2007, includes the results of the Stelco acquisition as if it had been consummated at the beginning of the period presented. The results for the quarter and nine months ended September 30, 2008 reflect actual results for U. S. Steel. The unaudited pro forma data is based on historical information and does not include anticipated cost savings or other effects of the integration of USSC. Accordingly, the unaudited pro forma data does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2008	2007	2008	2007
Net sales	$7,312	$4,959	$19,252	$14,110
Net income	919	288	1,822	754
Net income per share:
- Basic	$7.84	$2.44	$15.51	$6.38
- Diluted	$7.79	$2.42	$15.43	$6.34

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

The total purchase price of $1,993 million reflects the $2,050 million share purchase, net of cash acquired of $71 million, and including direct acquisition costs of $14 million. The purchase price was allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The amount allocated to goodwill reflects the benefit U. S. Steel expects to realize from expanding our Tubular operations and from running our Flat-rolled segment at higher operating rates. Approximately $330 million of goodwill has been allocated to the Flat-rolled segment. The balance of the goodwill has been allocated to the Tubular segment.

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

Goodwill is not deductible for tax purposes. The identifiable intangible assets, principally water rights and customer relationships, are not deductible for tax purposes. Customer relationships of approximately $130 million will be subject to amortization for book purposes over a period of approximately 20 years. It was determined that water rights of approximately $75 million have an indefinite life. Goodwill and intangible assets with an indefinite life are subject to impairment testing on an annual basis in accordance with FAS 142. Other identifiable intangible assets will be amortized over a weighted-average period of approximately 13 years.

The following unaudited pro forma information for U. S. Steel for the quarter and nine months ended September 30, 2007, includes the results of the Lone Star acquisition as if it had been consummated at the beginning of the period presented. The results for the quarter and nine months ended September 30, 2008 reflect actual results for U. S. Steel. The unaudited pro forma data is based on historical information and does not include anticipated cost savings or other effects of the integration of Lone Star. Accordingly, the unaudited pro forma data does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2008	2007	2008	2007
Net sales	$7,312	$4,354	$19,252	$12,915
Net income	919	286	1,822	845
Net income per share:
- Basic	$7.84	$2.42	$15.51	$7.15
- Diluted	$7.79	$2.41	$15.43	$7.10

5.	Assets Held for Sale

On September 26, 2007, U. S. Steel and Canadian National Railway Company (CN) announced that they had entered into an agreement under which CN will acquire the majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) for $300 million. Under the agreement, U. S. Steel will retain railroad assets, equipment, and employees that support the Gary Works complex in northwest Indiana. The transaction is subject to regulatory approval by the U.S. Surface Transportation Board (STB), and U. S. Steel cannot predict the outcome or timing of STB action. As of September 30, 2008, the assets of EJ&E that are to be sold, which consist primarily of property, plant and equipment, have been classified as held for sale in accordance with

FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Before U. S. Steel’s October 31, 2007 acquisition of USSC, Cleveland Cliffs Inc. (Cliffs), now Cliffs Natural Resources Inc., and USSC received and accepted a non-binding offer dated June 6, 2007 from Consolidated Thompson Iron Mines Limited (Consolidated) to purchase USSC’s 44.6 percent interest and Cliffs’ 26.8 percent interest in Wabush for a purchase price of $64.3 million plus two year warrants to purchase 3 million shares of Consolidated common stock. On August 30, 2007, ArcelorMittal Dofasco, Inc (Dofasco) purported to exercise a right of first refusal under the Participants Agreement dated as of January 1, 1967 governing Wabush. At December 31, 2007, USSC’s investment in Wabush was classified as held for sale in accordance with FAS 144. On March 4, 2008, following several months of unsuccessful negotiations over many of the major terms of the purchase and sale, USSC and Cliffs informed Dofasco that they were withdrawing from further negotiations. At September 30, 2008, USSC’s investment in Wabush is no longer classified as held for sale (see Note 21).

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2008 are as follows:

	Flat-rolled Segment	Tubular Segment	Total
Balance at December 31, 2007	$867	$845	$1,712
Goodwill from acquisitions	71	(1)	70
Currency translation	(56)	-	(56)

Balance at September 30, 2008	$882	$844	$1,726

Amortizable intangible assets acquired during the year ended December 31, 2007 are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

	As of September 30, 2008			As of December 31, 2007
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$215	$11	$204	$326	$5	$321
Other	25	7	18	26	3	23

Total amortizable intangible assets	$240	$18	$222	$352	$8	$344

The carrying amount of acquired water rights with indefinite lives as of September 30, 2008 and December 31, 2007 totaled $75 million.

Aggregate amortization expense was $5 million and $10 million for the three and nine months ended September 30, 2008, respectively. Amortization expense for the three and nine months ended September 30, 2007 was $3 million, and $4 million, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is (in millions) $4 for the remaining portion of 2008, $13 in 2009, $11 in 2010, $11 in 2011 and $11 in 2012.

7.	Pensions and Other Benefits

The following table reflects components of net periodic benefit cost for the three months ended September 30, 2008 and 2007:

	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Service cost	$31	$25	$5	$3
Interest cost	143	101	60	40
Expected return on plan assets	(198)	(143)	(25)	(13)
Amortization of prior service cost	7	6	(4)	(8)
Amortization of net loss	25	32	4	10
Exchange Rate Gain	-	-	(1)	-

Net periodic benefit cost, excluding below	8	21	39	32
Multiemployer plans	14	8	-	-
Settlement loss and termination benefits	(1)	3	-	-

Net periodic benefit cost	$21	$32	$39	$32

The following table reflects components of net periodic benefit cost for the nine months ended September 30, 2008 and 2007:

	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Service cost	$92	$73	$14	$10
Interest cost	429	301	170	118
Expected return on plan assets	(597)	(426)	(73)	(39)
Amortization of prior service cost	19	18	(20)	(25)
Amortization of net loss	77	96	17	30
Exchange Rate Gain	-	-	(1)	-

Net periodic benefit cost, excluding below	20	62	107	94
Multiemployer plans	30	22	-	-
Settlement loss and termination benefits	-	4	-	-

Net periodic benefit cost	$50	$88	$107	$94

U. S. Steel and its U. S. Steel Tubular Products, Inc. (USST) subsidiary reached new labor agreements with the United Steelworkers (USW) in September 2008 (the 2008 BLA Agreements, see Note 17) which required remeasurement of the pension and other post-employment benefit (OPEB) plans effective September 1, 2008, to comprehend the enhanced benefits provided. The discount rate used for the September 1, 2008 remeasurement was 6.25 percent, as compared to 5.75 percent at December 31, 2007.

As a result of the remeasurement, the OPEB accumulated benefit obligation increased by $534 million, including an estimated increase of $812 million from benefit enhancements in the 2008 BLA Agreements. U. S. Steel had previously recognized $154 million of this liability as part of the “payroll and benefits payable” current liability on its balance sheet reflecting a letter agreement with the USW in December 2007 (the Agreement), which is described more fully in Note 16 to the financial statements in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007. The 2008 BLA Agreements increased OPEB liabilities principally as a result of reduced retiree medical premiums for (1) surviving spouses who are now subject to non-escalating target premiums, and for (2) retirees covered by a cap whose premiums will be reduced whenever certain annual profit levels are met. After the remeasurement, annual net periodic OPEB expense for these main plans as of September 1, 2008, increased to $143 million as compared to $72 million at the January 1, 2008 measurement date.

As a result of the remeasurement, the defined pension projected benefit obligation decreased by $231 million, including an increase of $121 million after considering the impact of higher wages on final average pay formulas and higher flat rate multipliers that were part of the 2008 BLA Agreements. After the remeasurement, annual net periodic pension expense for the main pension plan as of September 1, 2008, increased to $38 million as compared to $16 million at the January 1, 2008 measurement date. Since 2003, newly hired active USW employees have been covered by a multi-employer pension plan called the Steelworkers Pension Trust (the SPT) to which the Company contributes a flat dollar rate for each man-hour worked, representing our entire obligation for these employees’ pension benefits. As a result of the 2008 BLA Agreements, the flat dollar contribution rate per hour worked for USW represented employees covered by the SPT increased to $2.65 from $1.80.

The 2008 BLA Agreements also require U. S. Steel to make annual $75 million contributions to a restricted account within our trust for retiree health care and life insurance during the contract period. The first of these payments will be made in the fourth quarter of 2008.

Settlements and Terminations

During the fourth quarter of 2007, approximately 1,500 U. S. Steel Košice, s.r.o. (USSK) employees (approximately 10 percent of its workforce) accepted a voluntary early retirement plan (VERP). Employee severance and net employee benefit charges of $57 million (including $15 million of termination losses) were recorded for these employees in 2007. Cash payments of $24 million had been made to 670 employees who left the company prior to December 31, 2007. During the nine months ended September 30, 2008, 528 employees left the company and were paid $20 million. A termination benefit of $1 million recognized in the third quarter 2008 was offset be a settlement loss of $1 million recorded in the first quarter 2008. The remaining employees who accepted the VERP are expected to leave the company by December 31, 2008.

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

Employer Contributions

During the first nine months of 2008, U. S. Steel made $62 million in required cash contributions to the main USSC pension plans and cash payments of $25 million to the Steelworkers Pension Trust.

Additionally, U. S. Steel made voluntary contributions to its main defined benefit pension plan in the United States of $70 million in the third quarter, and $35 million in each of the first two quarters of 2008.

U. S. Steel contributed $105 million in the first nine months of 2008 to our trust for retiree health care and life insurance for USW represented retirees, including $95 million in accordance with the Agreement. A final contribution will be made in the fourth quarter of 2008 in accordance with the Agreement.

As of September 30, 2008, cash payments of $189 million had been made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $9 million and $6 million for the three months ended September 30, 2008 and 2007, respectively, and $26 million and $18 million for the nine months ended September 30, 2008 and 2007, respectively.

8.	Depreciation and Depletion

U. S. Steel records depreciation on a modified straight-line basis for certain steel-related assets located in the United States based upon raw steel production levels. Applying modification factors decreased expenses by $9 million and $7 million for the third quarter 2008 and 2007, respectively, and by $16 million and $33 million for the nine months ended September 30, 2008 and 2007, respectively, when compared to a straight-line calculation. Straight-line depreciation is used by USSC, USSE and a substantial portion of the Tubular segment.

Accumulated depreciation and depletion totaled $8,435 million and $8,100 million at September 30, 2008 and December 31, 2007, respectively.

9.	Net Interest and Other Financial Costs

Other financial costs include foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s operations. During the third quarter 2008, net foreign currency losses of $6 million were recorded in other financial costs, compared with net foreign currency gains of $4 million in the third quarter of 2007. During the nine months ended September 30, 2008 and 2007, net foreign currency gains were $87 million and $6 million, respectively. See Note 14 for additional information on U. S. Steel’s foreign currency exchange activity.

On June 19, 2008, the European Council approved the Slovak Republic’s entry into the eurozone as of January 1, 2009. The definitive exchange rate of 30.126 Slovak koruna per euro was established on July 8, 2008. The setting of the definitive exchange rate has reduced the company’s exposure to fluctuations between the Slovak koruna and the euro.

10.	Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted under several stock-based employee compensation plans and are more fully described in Note 13 of the United States Steel Corporation 2007 Annual Report on Form 10-K. U. S. Steel recognized pretax stock-based compensation cost in the amount of $10 million and $7 million in the third quarter 2008 and 2007, respectively, and $25 million and $16 million in the first nine months of 2008 and 2007, respectively.

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

	May 2008 Grant		2007 Grants
Grant Details	Shares (a)	Fair Value (b)	Shares (a)	Fair Value (b)
Stock Options	281,200	$64.51	234,930	$44.55
Restricted Stock Units and Restricted Stock (c)	111,790	$169.01	162,445	$108.68
Performance Shares (d)	32,870	$214.52	62,800	$139.74
(a)	The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b)	Weighted average per share amounts
(c)	The May 2008 grant consists of only restricted stock units.
(d)	The number of Performance Shares shown represents the target value of the award.

As of September 30, 2008, total future compensation cost related to nonvested stock-based compensation arrangements was $51 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.3 years.

In accordance with FAS 123(R), “Share-Based Payment,” compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock option awards vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions	May 2008 Grant	2007 Grants
Price per share of option award	$169.23	$99.52-109.32
Expected annual dividends per share	$1.00	$0.80
Expected life in years	4.5	5
Expected volatility	43%	43%
Risk-free interest rate	3.2%	4.5%-4.6%
Grant date fair value per share of unvested option awards as calculated from above	$64.51	$40.76-44.90

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

The total amount of unrecognized tax benefits was $94 million and $68 million as of September 30, 2008 and December 31, 2007, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $82 million and $43 million as of September 30, 2008 and December 31, 2007, respectively. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $1 million in the next 12 months primarily due to the progression of tax audits currently in progress.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of September 30, 2008 and December 31, 2007, U. S. Steel had accrued liabilities of $3 million and $6 million, respectively, for interest and penalties related to uncertain tax positions.

Provision for taxes

The income tax provision in the first nine months of 2008 reflects an estimated annual effective tax rate of 27 percent, excluding discrete items. This estimated annual effective rate is based on management’s best estimate of annual pretax income for the year. During the year, management regularly updates forecast estimates based on changes in various factors such as prices, shipments, product mix, plant operating performance and cost estimates, including labor, raw materials, energy and pension and other postretirement benefits. To the extent that actual pretax results for domestic and foreign income in 2008 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision recognized in 2008 could be materially different from the forecast annual tax provision as of the end of the third quarter.

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

Deferred taxes

As of September 30, 2008, the net domestic deferred tax asset was $260 million compared to a net deferred tax liability of $21 million at December 31, 2007. The net deferred tax asset arose in the third quarter of 2008 as a result of the remeasurements of the pension and OPEB plans (see Note 7).

As of September 30, 2008, the amount of net foreign deferred tax assets recorded was $15 million, net of an established valuation allowance of $378 million. As of December 31, 2007, the amount of net foreign deferred tax assets recorded was $26 million, net of an established valuation allowance of $392 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna, the Canadian dollar and the Serbian dinar. A full valuation allowance is provided for the Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating losses and credit carryforwards, are more than sufficient to offset future tax liabilities. A full valuation allowance is recorded for Canadian deferred tax assets due to a recent history of losses, particularly before U. S. Steel acquired USSC. As USSC and USSS generate sufficient income, the valuation allowance of $234 million for Canadian deferred tax assets, including $156 million pre-acquisition, and $137 million for Serbian deferred tax assets as of September 30, 2008, would be partially or fully reversed at such time that it is more likely than not that the deferred tax assets will be realized. (If any portion of the $156 million valuation allowance at USSC is reversed prior to January 1, 2009, it will result in a decrease to goodwill. In accordance with FAS 141(R), any reversals of this amount made after January 1, 2009 will result in a decrease to tax expense.)

12.	Common Shares and Income Per Common Share

Common Stock Repurchase Program

U. S. Steel has repurchased common stock from time to time in the open market. During the third quarter of 2008 and 2007, 1,129,900 shares and 285,000 shares of common stock were repurchased for $129 million and $28 million, respectively. During the first nine months of 2008 and 2007, 1,754,900 shares and 894,900 shares of common stock were repurchased for $214 million and $87 million, respectively. At September 30, 2008, the repurchase of an additional 4,706,400 shares remains authorized.

Income Per Common Share

Basic net income per common share is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options and the vesting of restricted stock, restricted stock units, and performance shares, provided in each case the effect is dilutive. For the third quarter and nine months ended September 30, 2008, 657,443 shares and 628,078 shares of common stock, respectively, related to stock options, restricted stock, restricted stock units and performance shares, have been included in the computation of diluted net income per share because their effect was dilutive. For the third quarter and nine months ended September 30, 2007, 668,780 shares and 713,167 shares of common stock, respectively, related to stock options, restricted stock, and performance shares have been included in the computation of diluted net income per share because their effect was dilutive.

Dividends Paid Per Share

The dividend rate for the third quarter of 2008 was 30 cents per common share, and it was 25 cents per common share for the first and second quarters of 2008. The dividend rate was 20 cents per common share for the first three quarters of 2007.

13.	Inventories

Inventories are carried at the lower of cost or market on a worldwide basis. The first-in, first-out method is the predominant method of inventory costing for USSC and USSE. The last-in, first-out (LIFO) method is the predominant method of inventory costing for inventories in the United States. At September 30, 2008 and December 31, 2007, the LIFO method accounted for 38 percent and 45 percent of total inventory values, respectively.

(In millions)	September 30, 2008	December 31, 2007
Raw materials	$988	$798
Semi-finished products	932	827
Finished products	642	548
Supplies and sundry items	107	106

Total	$2,669	$2,279

Current acquisition costs were estimated to exceed these inventory values by $1.3 billion at September 30, 2008 and by $910 million at December 31, 2007. Cost of sales was increased by $12 million in the third quarter of 2008 and was reduced by $10 million in the third quarter of 2007, as a result of liquidations of LIFO inventories. Cost of sales was reduced by $20 million and $23 million in the first nine months of 2008 and 2007, respectively, as a result of liquidations of LIFO inventories.

Inventory includes $82 million and $88 million of land held for residential or commercial development as of September 30, 2008 and December 31, 2007, respectively.

U. S. Steel has coke swap agreements with other steel manufacturers designed to reduce transportation costs. The coke swaps are recorded at cost in accordance with APB 29, “Accounting for Nonmonetary Transactions” and FAS No. 153, “Exchanges of Nonmonetary Assets.” U. S. Steel shipped approximately 820,000 tons and received approximately 730,000 tons of coke under the swap agreements during the first nine months of 2008. U. S. Steel shipped approximately 610,000 tons and received approximately 660,000 tons of coke under the swap agreements during the first nine months of 2007. There was no income statement impact related to these swaps in either 2008 or 2007.

14.	Derivative Instruments

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), to provide qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for U. S. Steel as of January 1, 2009; however, we chose to adopt FAS 161 in the first quarter of 2008.

U. S. Steel is exposed to foreign currency exchange risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars, Slovak koruna, Serbian dinars and euros. USSC’s revenues are primarily in Canadian dollars although the markets served are heavily influenced by the interaction between the Canadian and U.S. dollar. While the majority of USSC’s costs are in Canadian dollars, there are significant raw material purchases that are in U.S. dollars. In addition, the acquisition of USSC was funded from the United States and through the reinvestment of undistributed earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can impact income when remeasured at the end of each quarter. An $840 million U.S. dollar-denominated intercompany loan (the Intercompany Loan) to a European subsidiary was the primary exposure at September 30, 2008.

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

As of September 30, 2008, U. S. Steel held euro forward sales contracts with a total notional value of approximately $501 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

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

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of and for the quarter and nine months ended September 30, 2008:

(In millions)	Location of Fair Value in Balance Sheet	Fair Value
Foreign exchange forward contracts	Accounts receivable	$22

	Location of Gain (Loss) on Derivative in Statement of Operations	Amount of Gain (Loss)
		Quarter ended September 30, 2008	Nine Months ended September 30, 2008
Foreign exchange forward contracts	Other financial costs	$45	$17

In accordance with FAS 157, the fair value of our derivatives is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used include quotes from counterparties that are corroborated with market sources.

15.	Debt

(In millions)	Interest Rates %	Maturity	September 30, 2008	December 31, 2007
2037 Senior Notes	6.65	2037	$350	$350
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2013 Senior Notes	5.65	2013	300	300
10 3/4 % Senior Notes	10.75	2008	-	20
Five-year Term Loan	Variable	2008 – 2012	475	500
Three-year Term Loan	Variable	2008 – 2010	200	500
Province Note (C$150 million)	1.00	2015	142	150
Environmental Revenue Bonds	4.75 – 6.25	2009 – 2033	458	458
Fairfield Caster Lease		2008 – 2012	37	45
Other capital leases and all other obligations		2008 – 2014	35	41
Credit Facility, $750 million	Variable	2012	-	-
USSK Revolver, €200 million ($287 and $0 million)	Variable	2011	287	-
USSK credit facilities, €60 million ($86 and $88 million)	Variable	2009	-	-
USSS credit facilities, €50 and €25 million ($72 and $37 million)	Variable	2010	-	-

Total			3,234	3,314
Less Province Note fair value adjustment			46	50
Less unamortized discount			7	7
Less short-term debt and long-term debt due within one year			61	110

Long-term debt			$3,120	$3,147

At September 30, 2008, in the event of a change in control of U. S. Steel, debt obligations totaling $2,275 million, plus any sums then outstanding under our $750 million Credit Facility dated May 11, 2007 may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $54 million or provide a letter of credit to secure the remaining obligation.

In the event of the bankruptcy of Marathon Oil Corporation (Marathon), $499 million of obligations related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

Lehman Brothers Commercial Bank (Lehman) holds a $15 million commitment in our $750 million Credit Facility. With the bankruptcy filing by Lehman’s parent, we do not know if Lehman could, or would, fund its share of the commitment. The obligations of the lenders under the Credit Facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations.

On July 2, 2008, USSK, entered into a €200 million (approximately $287 million) three-year revolving unsecured credit facility. Interest on borrowings under the facility is based on a spread over EURIBOR or LIBOR, and the agreement contains customary terms and conditions. On

July 7, 2008, €200 million (approximately $317 million) was drawn against this facility, and the proceeds were used to reduce the Intercompany Loan. Subsequently, $300 million of the Three-year Term Loan was retired.

On September 25, 2008, USSS entered into a series of agreements providing for a €50 million (approximately $72 million) committed working capital facility that is partially secured by USSS’s inventory of finished and semi-finished goods. This facility can be used for working capital financing and general corporate purposes and also provides for the issuance of letters of credit and bank guarantees. Interest on borrowings under the facility is based on a spread over BELIBOR, EURIBOR or LIBOR. The agreements contain customary terms and conditions and expire in August 2010. The facility replaces the €25 million credit facility that expired in September 2008. At September 30, 2008, there were no borrowings against this facility.

U. S. Steel was in compliance with all of its debt covenants at September 30, 2008.

16.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	September 30, 2008	December 31, 2007
Balance at beginning of year	$40	$33
Additional obligations incurred	-	1
Revisions in estimated closure costs	(1)	-
Foreign currency translation effects	3	3
Accretion expense	3	3

Balance at end of period	$45	$40

Certain asset retirement obligations related to disposal costs of certain fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate their fair value.

17.	2008 Basic Labor Agreements

U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary reached new labor agreements with the USW, which cover approximately 16,900 employees at our flat-rolled, tubular, coke-making and iron ore operations in the United States (the 2008 BLA Agreements). The 2008 BLA Agreements were ratified by the USW membership in September 2008 and expire on September 1, 2012. The agreements provided for a signing bonus to be paid to each covered USW active member by October 1, 2008, which resulted in U. S. Steel recognizing a pretax charge of $105 million in the third quarter.

The 2008 BLA Agreements were effective September 1, 2008, contain no-strike provisions and resulted in wage increases ranging from $0.65 to $1.00 per hour as of the effective date. Each subsequent September 1 thereafter, employees will receive a four percent wage increase. The 2008 BLA Agreements also require U. S. Steel to make annual $75 million contributions to a restricted account within our trust for retiree health care and life insurance during the contract period. The 2008 BLA Agreements also provide for pension and other benefit enhancements for both current employees and retirees (see Note 7).

Also, as a result of the 2008 BLA Agreements, effective January 1, 2009, profit sharing will be expanded to include Texas Operations. At the same time the profit sharing formula will be modified such that at certain higher levels of income from operations, profit sharing payments will be capped and any excess amounts will be contributed to our trust for retiree health care and life insurance.

18.	Variable Interest Entities

In accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), U. S. Steel consolidates the following entities:

Clairton 1314B Partnership, L.P.

U. S. Steel is the sole general partner and there are two unaffiliated limited partners of the Clairton 1314B Partnership, L.P. (1314B Partnership), which owns two of the twelve coke batteries at Clairton Works. Because U. S. Steel is the primary beneficiary of this entity, U. S. Steel consolidates this partnership in its financial results. U. S. Steel is responsible for purchasing, operations and sales of coke and coke by-products. U. S. Steel has a commitment to fund operating cash shortfalls of the 1314B Partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for credits under Section 29 of the Internal Revenue Code. Furthermore, U. S. Steel, under certain circumstances, has indemnified the 1314B Partnership for environmental obligations. See Note 21 for further discussion of commitments related to the 1314B Partnership.

Blackbird Acquisition Inc.

Blackbird Acquisition Inc. (Blackbird) is an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird. At September 30, 2008, there were no assets or liabilities consolidated through Blackbird.

U. S. Steel Receivables, LLC

U. S. Steel has a receivables purchase program. Trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned special purpose entity. USSR can then sell revolving interests in up to $500 million of the receivables to certain commercial paper conduits. At December 31, 2007 and September 30, 2008, an additional $350 million and $500 million, respectively, of accounts receivable could have been sold under this facility. The Receivables Purchase Agreement expires on September 25, 2010.

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. DRB manages the development and marketing of the property. The consolidation of DRB had an insignificant effect on U. S. Steel’s results for the quarters and nine month periods ended September 30, 2008 and 2007.

Chicago Lakeside Development, LLC

Chicago Lakeside Development, LLC (CLD) was established in 2006 to develop 275 acres of land that U. S. Steel owns in Chicago, Illinois. During the predevelopment phase of the project (originally expected to last approximately eighteen months, but extended for an additional twelve months in the fourth quarter of 2007), CLD will investigate the feasibility of the project and plan the development. U. S. Steel will contribute approximately 45 percent of the costs incurred during this phase. If CLD proceeds with the development, U. S. Steel will contribute its land to the entity for development. The consolidation of CLD had an insignificant impact on U. S. Steel’s income from operations for the quarter ended September 30, 2008. The consolidation of CLD reduced income from operations by $4 million for the nine months ended September 30, 2008, which was partially offset by minority interests of $2 million. During the quarter and nine months ended September 30, 2007, the consolidation of CLD reduced income from operations by $3 million and $6 million, respectively, which was partially offset by minority interests of $2 million and $3 million, respectively.

Gateway Energy & Coke Company, LLC

In the first quarter 2008, U. S. Steel entered into a coke supply agreement with Gateway Energy & Coke Company, LLC (Gateway), a wholly owned subsidiary of SunCoke Energy, Inc. Gateway has agreed to construct a heat recovery coke plant with an expected annual capacity of 651,000 tons of coke at U. S. Steel’s Granite City Works that is expected to begin operations in the fourth quarter of 2009. U. S. Steel has no ownership interest in Gateway; however, because U. S. Steel is the primary beneficiary of Gateway, U. S. Steel consolidates Gateway in its financial results. At September 30, 2008, Gateway had added approximately $78 million in net assets to our consolidated balance sheet, which were entirely offset by minority interest. For the nine months ended September 30, 2008, the consolidation of Gateway reduced income from operations by $3 million, which was entirely offset by minority interest.

19.	Comprehensive Income

The following table reflects the components of comprehensive income:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Net income	$919	$269	$1,822	$844
Changes in foreign currency translation adjustments, net of tax	(244)	142	(192)	195
Changes in employee benefit accounts, net of tax	(750)	26	(710)	70

Comprehensive (loss) income	$(75)	$437	$920	$1,109

20.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, transportation services and fees for providing various management and other support services to equity and other related parties. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $373 million and $308 million for the quarters ended September 30, 2008 and 2007, respectively, and $996 million and $861 million for the nine months ended September 30, 2008 and 2007, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties.

Purchases from equity investees for outside processing services amounted to $227 million and $18 million for the quarters ended September 30, 2008 and 2007, respectively, and $312 and $35 million for the nine months ended September 30, 2008 and 2007, respectively. Purchases of taconite pellets from equity investees amounted to $70 million and $138 million for the quarter and nine months ended September 30, 2008 respectively. There were no purchases of pellets from equity investees in the comparable 2007 periods.

Accounts payable to related parties include balances due PRO-TEC Coating Company (PRO-TEC) of $76 million and $59 million at September 30, 2008 and December 31, 2007, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as

PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other equity investees totaled $16 million and $3 million at September 30, 2008 and December 31, 2007, respectively.

21.	Contingencies and Commitments

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

Asbestos matters – As of September 30, 2008, U. S. Steel was a defendant in approximately 415 active cases involving approximately 3,020 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,600 or approximately 86 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the nine months ended September 30, 2008, U. S. Steel paid approximately $11 million in settlements. These settlements and other dispositions resolved approximately 340 claims. New case filings in the first nine months of 2008 added approximately 360 claims. At December 31, 2007, U. S. Steel was a defendant in approximately 325 active cases involving approximately 3,000 plaintiffs. During 2007, U. S. Steel paid approximately $9 million in settlements. These settlements and other dispositions resolved approximately 1,230 claims. New case filings in 2007 added approximately 530 claims. Most claims filed in 2007 and 2008 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 175 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities totaled $163 million at September 30, 2008, of which $20 million was classified as current, and $142 million at December 31, 2007, of which $20 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $29 million and $15 million for the quarters ended September 30, 2008 and 2007, respectively, and $34 million and $22 million for the nine months ended September 30, 2008 and 2007, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 25 to 45 percent.

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

Projects with Ongoing Study and Scope Development – There are six environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are five Resource Conservation and Recovery Act (RCRA) programs, (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant and U. S. Steel’s former Geneva Works), and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of September 30, 2008, accrued liabilities for these projects totaled $23 million for the costs of studies, investigations, interim measures, remediation and/or design. The Geneva Works project was previously considered a “significant project with defined scope”; however, further studies are being conducted which are likely to result in an expanded scope. Additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects may prove insignificant or could be as much as $40 million to $70 million. The scopes of the UPI and Geneva Works projects, depending on agency negotiations and other factors, could become defined in 2009.

Significant Projects with Defined Scope – As of September 30, 2008, a total of $87 million was accrued for the West Grand Calumet Lagoon and other projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site. Additional projects with defined scope include the Municipal Industrial & Disposal Company (MIDC) CERCLA site in Elizabeth, PA, and the Duluth St. Louis Estuary and Upland Project. The scope of the Duluth project was defined in the third quarter 2008 and a $23 million charge was recorded for the remediation. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are eight other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2008 was $17 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at September 30, 2008 was $9 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $19 million at September 30, 2008, and were based on known scopes of work.

Administrative and Legal Costs – As of September 30, 2008, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2008 and 2007, such capital expenditures totaled $74 million and $46 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements. Acquisition of additional facilities, such as those included in the recent acquisitions of Lone Star and Stelco, increase these requirements.

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

In 2004, the European Commission (EC) approved Slovakia’s national allocation plan, for the period 2005 through 2007 (NAP I), which granted USSK fewer emissions allowances than were ultimately required for USSK’s CO2 emissions. USSK purchased CO2 allowances needed to cover its shortfall for the NAP l allocation period. Based on the actual value of allowances already purchased, a short-term other liability of $2 million was recognized on the balance sheet as of December 31, 2007. This amount was settled in 2008.

In July 2008, following approval by the EC of Slovakia’s national allocation plan for the 2008 – 2012 trading period (NAP II), Slovakia granted USSK more CO2 allowances per year than USSK received for NAP I. The potential financial and/or operational impacts of NAP II are not currently determinable and will vary depending on USSK’s levels of production, its ability to limit CO2 emissions, and, if allowances must be purchased, their price at the time of purchase.

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

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $163 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Contingencies related to the Separation from Marathon – In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $29 million as of September 30, 2008 may be declared immediately due and payable.

NIPSCO Litigation Reserve – In March 2008, the Indiana Court of Appeals reversed a previous decision of the Indiana Utilities Regulatory Commission involving a rate escalation provision in U. S. Steel’s electric power supply contract with Northern Indiana Public Service Company (NIPSCO) and a reserve of $45 million related to prior year effects was established in the first quarter. In September 2008, the Indiana Supreme Court granted U. S. Steel’s petition to transfer the matter to the Supreme Court where the merits of the matter will be considered.

Wabush – Before U. S. Steel’s October 31, 2007 acquisition of USSC, Cleveland Cliffs Inc. (“Cliffs”), now Cliffs Natural Resources Inc., and USSC received and accepted a non-binding offer dated June 6, 2007 from Consolidated Thompson Iron Mines Limited (Consolidated) to purchase USSC’s 44.6 percent interest and Cliffs’ 26.8 percent interest in Wabush for a purchase price of $64.3 million plus two year warrants to purchase 3 million shares of Consolidated common stock. This offer stated: “The acceptance of this offer by Cliffs and Stelco [USSC] shall not create any legally enforceable rights, other than the provisions of section 5, 14 and 15 of the attached.” (Those sections contained limited exclusivity, confidentiality and choice of law provisions.) On August 30, 2007, ArcelorMittal Dofasco, Inc (Dofasco) purported to exercise a right of first refusal under the Participants Agreement dated as of January 1, 1967 governing Wabush. On March 4, 2008, following several months of unsuccessful negotiations over many of the major terms of the purchase and sale, USSC and Cliffs informed Dofasco that they were withdrawing from further negotiations. On March 20, 2008, Dofasco served USSC with a statement of claim filed in the Ontario Superior Court of Justice seeking a court order requiring Cliffs and USSC to sell their interests in Wabush to Dofasco and to pay C$427 million (approximately $403 million) or, alternatively, to pay damages of C$1.8 billion (approximately $1.7 billion). USSC is vigorously defending this action and does not believe it has any liability to Dofasco regarding this matter.

Antitrust Class Actions – In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases are filed as class actions and claim treble damages for the period 2005 to present, but do not allege any damage amounts. U.S. Steel will vigorously defend these lawsuits and does not believe that it has any liability regarding these matters.

Randle Reef – The Canadian and Ontario governments have identified a sediment deposit in Hamilton Harbor near USSC’s Hamilton Works for remediation, which the regulatory agencies estimate will require expenditures of approximately C$90 million (approximately $85 million). The national and provincial governments have each allocated C$30 million (approximately $28 million) for this project and they have stated that they will be looking for local sources, including industry, to fund the remaining C$30 million (approximately $28 million). USSC has committed to supply the steel necessary for the proposed encapsulation and has accrued C$7 million (approximately $7 million). Additional contributions may be sought.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $16 million at September 30, 2008). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

1314B Partnership – See description of the partnership in Note 18. U. S. Steel has a commitment to fund operating cash shortfalls of the partnership of up to $150 million. Additionally, U. S. Steel, under certain circumstances, is required to indemnify the limited partners if the partnership product sales prior to 2003 fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at September 30, 2008, including interest and tax gross-up, is approximately $650 million. Furthermore, U. S. Steel under certain circumstances has indemnified the partnership for environmental and certain other obligations. See discussion of environmental and other indemnifications above. The maximum potential amount of this indemnity obligation is not estimable. Management believes that the $150 million deferred gain related to the partnership, which is recorded in deferred credits and other liabilities, is sufficient to cover any probable exposure under these commitments and indemnifications.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $151 million as of September 30, 2008, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At September 30, 2008, U. S. Steel’s contract commitments to acquire property, plant and equipment totaled $333 million.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2017. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Fairfield Works are shut down. If associated steelmaking operations are shut down after January 1, 2013, a maximum termination payment of $15 million is due.

U. S. Steel is party to a take-or-pay arrangement for information technology related services that expire in 2012. Under this arrangement, U. S. Steel is required to contract for services, with annual minimum spending commitments ranging from $19 million to $31 million for a total minimum spending commitment of $120 million over the five year term. If U. S. Steel elects to terminate the contract early, payment for the outstanding balance of the $120 million commitment is required and termination fees may apply.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007, and Item 1A. Risk Factors in this Form 10-Q. References in this Quarterly Report on Form 10-Q to “U. S. Steel”, “the Company”, “we”, “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context.

On August 29, 2008, U. S. Steel Canada Inc. (USSC) paid C$38 million (approximately $36 million) to acquire three pickle lines in Nanticoke, Ontario, from Nelson Steel, a division of Samuel Manu-Tech Inc. The acquisition of the pickle lines strengthens USSC’s position as a premier supplier of flat-rolled steel products to the North American market. The results of operations for these facilities are included in our Flat-rolled segment as of the date of the acquisition.

RESULTS OF OPERATIONS

Net sales by segment for the third quarter and first nine months of 2008 and 2007 are set forth in the following table:

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions, excluding intersegment sales)	2008	2007		2008	2007
Flat-rolled	$4,303	$2,439	76%	$11,468	$7,137	61%
USSE	1,598	1,167	37%	4,714	3,566	32%
Tubular	1,333	637	109%	2,866	1,398	105%

Total sales from reportable segments	7,234	4,243	70%	19,048	12,101	57%
Other Businesses	78	111	-30%	204	237	-14%

Net sales	$7,312	$4,354	68%	$19,252	$12,338	56%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended September 30, 2008 versus the quarter ended September 30, 2007 is set forth in the following table:

Quarter Ended September 30, 2008 versus Quarter Ended September 30, 2007

	Steel Products Sales (a)				Coke & Other Sales
	Volume	Price	Mix	FX (b)		Net Change
Flat-rolled	34%	38%	-1%	0%	5%	76%
USSE	-5%	32%	1%	9%	0%	37%
Tubular	11%	83%	6%	0%	9%	109%
(a)	Excludes intersegment sales
(b)	Foreign currency effects

Net sales were $7,312 million in the third quarter of 2008, compared with $4,354 million in the same quarter last year. The increase in sales for the Flat-rolled segment primarily reflected higher average realized prices (up $264 per ton) and increased shipments, primarily due to the inclusion of USSC in 2008. The increase in sales for the European segment was primarily due to higher average realized euro-based prices and favorable currency effects. Including the currency effects, average realized prices increased $348 per ton from the same period last year. The increase in sales for the Tubular segment resulted primarily from higher average realized prices (up $1,098 per ton) and increased shipments.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2008 versus the nine months ended September 30, 2007 is set forth in the following table:

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

	Steel Products Sales (a)				Coke & Other Sales	Net Change
	Volume	Price	Mix	FX (b)
Flat-rolled	38%	20%	-1%	0%	4%	61%
USSE	0%	19%	1%	12%	0%	32%
Tubular	50%	43%	5%	0%	7%	105%
(a)	Excludes intersegment sales
(b)	Foreign currency effects

Net sales were $19,252 million in the first nine months of 2008, compared with $12,338 million in the same period last year. Sales for the Flat-rolled segment were higher due mainly to higher shipments, primarily due to the inclusion of USSC in 2008, and higher average realized prices (up $127 per ton). Sales for USSE increased mainly as a result of higher average realized euro-based prices and favorable currency effects. Including the currency effects, average realized prices increased $238 per ton from the same period last year. Tubular sales were up due primarily to the inclusion of facilities acquired from Lone Star Technologies, Inc. (Lone Star) for the entire nine months of 2008 and higher average realized prices (up $468 per ton).

Operating expenses

Total operating expenses as a percent of sales were 82 percent in the third quarter of 2008, compared to 92 percent in the third quarter of 2007. Total operating expenses as a percent of sales were 87 percent in the first nine months of 2008, compared to 91 percent in the first nine months of 2007. The increases in average realized prices in both periods outpaced the increase in unit production costs resulting primarily from higher raw materials and energy costs.

Profit-based union payments

	Third Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2008	2007		2008	2007
Allocated to segment results	$109	$36	203%	$206	$100	106%
Retiree benefit expenses	-	29	-100%	-	84	-100%

Total	$109	$65	68%	$206	$184	12%

Results for 2008 and 2007 include costs related to profit-based payments pursuant to the provisions of the 2003 labor agreement negotiated with the United Steelworkers (USW), and to payments pursuant to agreements with other unions. In September 2008, U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary reached labor agreements with the USW (the 2008 BLA Agreements). Effective September 1, 2008, results include costs related to profit-based payments pursuant to the provisions of the 2008 BLA Agreements. All of these costs are included in cost of sales on the statement of operations.

Profit-based payment amounts per the agreements with the USW are calculated as a percentage of consolidated income from operations after special items (as defined in the agreement) and are paid as profit sharing to active union employees (excluding employees of USSC) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. Amounts in 2007 also include costs related to a trust to be used to assist retirees from National Steel with health care costs. This profit-based expense related to National Steel retirees was eliminated beginning with the fourth quarter of 2007 pursuant to an agreement with the USW, and was not included in the 2008 BLA Agreements. Under the terms of the 2008 BLA Agreements, effective January 1, 2009, profit sharing will be expanded to include Texas Operations. At the same time, the profit sharing formula will be modified such that at certain higher levels of income from operations, profit sharing payments will be capped and any excess amounts will be contributed to our trust for retiree health care and life insurance.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $21 million in the third quarter of 2008, compared to $32 million in the third quarter of 2007. Defined benefit and multiemployer pension plan costs totaled $50 million in the first nine months of 2008, compared to $88 million in the first nine months of 2007. The decreases primarily reflect the improved funded status of the main U. S. Steel pension plan before the September 1, 2008 remeasurement. The effects of the benefit enhancements encompassed by the 2008 BLA Agreements will not be fully reflected until the fourth quarter. Costs related to defined contribution plans totaled $9 million and $26 million in the third quarter and first nine months of 2008, respectively, compared to $6 million and $18 million in last year’s third quarter and first nine months, respectively.

Other benefits costs, including multiemployer plans, totaled $39 million and $107 million in the third quarter and first nine months of 2008, respectively, compared to $32 million and $94 million in the corresponding periods of 2007. The increases in both periods were primarily due to the addition of expenses related to USSC employees in 2008.

The 2008 BLA Agreements enhanced the defined pension benefits and increased the obligation by $121 million after considering the impact of higher wages on final average pay formulas and higher flat rate multipliers. After the remeasurement, annual net periodic pension expense for the main pension plan as of the September 1, 2008, increased to $38 million as compared to $16 million at the January 1, 2008 valuation date. Since 2003, newly hired active USW employees have been covered by a multi-employer pension plan called the Steelworkers Pension Trust (the SPT) to which the Company contributes a flat dollar rate for each man-hour worked representing our entire obligation for these employees’ pension benefits. As a result of the 2008 BLA Agreements, the flat dollar contribution rate per hour worked for USW represented employees covered by the SPT increased to $2.65 from $1.80.

The 2008 BLA Agreements increased OPEB liabilities principally as a result of reduced retiree medical premiums for (1) surviving spouses who are now subject to non-escalating target premiums, and for (2) retirees covered by a cap whose premiums will be reduced whenever certain annual profit levels are met. After the remeasurement, annual net periodic OPEB expense for these main plans as of September 1, 2008, increased to $143 million as compared to $72 million at the January 1, 2008 measurement date.

Selling, general and administrative expenses

Selling, general and administrative expenses were $151 million in the third quarter of 2008, compared to $134 million in the third quarter of 2007. Selling, general and administrative expenses were $464 million in the first nine months of 2008, compared to $411 million in the first nine months of 2007. The increases in both periods mainly resulted from increased expenses related to our 2007 acquisition of USSC and higher compensation expense, partially offset by lower pension and retiree medical costs. The increase in the nine month period also reflected increased expense resulting from the acquisition of Lone Star.

Income from operations by segment for the third quarters of 2008 and 2007 is set forth in the following table:

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2008	2007		2008	2007
Flat-rolled	$835	$170	391%	$1,433	$337	325%
USSE	173	152	14%	632	602	5%
Tubular	420	74	468%	648	273	137%

Total income from reportable segments	1,428	396	261%	2,713	1,212	124%
Other Businesses	33	37	-11%	34	40	-15%

Segment income from operations	1,461	433	237%	2,747	1,252	119%
Retiree benefit expenses	(6)	(46)	-87%	(4)	(128)	-97%
Other items not allocated to segments:
Labor agreement signing bonuses	(105)	-		(105)	-
Environmental remediation	(23)	-		(23)	-
Flat-rolled inventory transition effects	-	-		(23)	-
Litigation reserve	-	-		(45)	-
Tubular inventory transition effects	-	(27)		-	(27)

Total income from operations	$1,327	$360	269%	$2,547	$1,097	132%

Segment results for Flat-rolled

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
Income from operations ($ millions)	$835	$170	391%	$1,433	$337	325%
Raw steel production (mnt)	5,282	4,328	22%	16,454	12,157	35%
Capability utilization	86.2%	88.5%	-3%	90.2%	83.8%	8%
Steel shipments (mnt)	4,505	3,601	25%	14,055	10,388	35%
Average realized steel price per ton	$907	$643	41%	$775	$648	20%

The increase in Flat-rolled income in the third quarter and first nine months of 2008 as compared to the same periods in 2007 resulted mainly from higher commercial effects (approximately $1,050 million and $1,790 million, respectively) and increased income from semi-finished steel sales to Tubular (approximately $260 million and $500 million, respectively). These were partially offset by higher costs for raw materials (approximately $450 million and $970 million, respectively) and energy (approximately $80 million and $170 million, respectively) and higher accruals for profit-based payments (approximately $80 million and $100 million, respectively). In addition, for the nine-month period, segment income benefited by approximately $80 million from improved operating efficiencies. The higher commercial effects in 2008 were partially due to the inclusion of USSC results.

Segment results for USSE

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
Income from operations ($ millions)	$173	$152	14%	$632	$602	5%
Raw steel production (mnt)	1,623	1,661	-2%	5,456	5,325	2%
Capability utilization	87.0%	88.7%	-2%	98.2%	95.9%	2%
Steel shipments (mnt)	1,409	1,486	-5%	4,743	4,754	0%
Average realized steel price per ton	$1,086	$738	47%	$948	$710	34%

The increases in USSE income in the third quarter and first nine months of 2008 as compared to the same periods in 2007 were primarily due to higher commercial effects (approximately $350 million and $680 million, respectively), offset by higher raw materials costs (approximately $230 million and $560 million, respectively), net unfavorable currency effects (approximately $40 million and $50 million, respectively) and outage-related costs (approximately $30 million and $40 million, respectively).

Segment results for Tubular

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
Income from operations ($ millions)	$420	$74	468%	$648	$273	137%
Steel shipments (mnt)	519	466	10%	1,452	1,001	44%
Average realized steel price per ton	$2,390	$1,292	86%	$1,823	$1,355	35%

The increases in Tubular income in the third quarter and first nine months of 2008 as compared to the same periods last year mainly resulted from higher commercial effects (approximately $560 million and $730 million, respectively), partially offset by increased costs for semi-finished steel (approximately $270 million and $410 million, respectively). The higher commercial effects in the nine month period in 2008 were partially due to the inclusion of results for facilities acquired from Lone Star for the entire period.

Results for Other Businesses

Other Businesses generated income of $33 million in the third quarter of 2008, compared to income of $37 million in the third quarter of 2007. Other Businesses generated income of $34 million in the first nine months of 2008, compared to income of $40 million in the same period last year.

Items not allocated to segments

The reduction in retiree benefit expenses compared to the third quarter last year primarily resulted from the elimination of the profit-based expense related to certain former National Steel employees (See “Operating expenses – Profit-based union payments”) and the improved funded status of the main pension plan before the September 1, 2008 remeasurement.

The 2008 BLA Agreements provided for signing bonuses of up to $6,000 per employee. These labor agreement signing bonuses resulted in a pretax charge of $105 million in the third quarter of 2008.

An environmental remediation charge of $23 million was taken in the third quarter of 2008 as the scope of work for an environmental project at a former operating location has become defined.

Flat-rolled inventory transition effects of unfavorable $23 million in the first nine months of 2008 reflected the impact of selling inventory acquired in the acquisition of USSC, which had been recorded at fair value.

A litigation reserve of $45 million was established in the first quarter of 2008 as a result of a ruling by the Indiana Court of Appeals involving a rate escalation provision in U. S. Steel’s power supply contract with Northern Indiana Public Service Company. In September 2008, the Indiana Supreme Court agreed to review this matter.

Tubular inventory transition effects of unfavorable $27 million in the third quarter and first nine months of 2007 reflected the effects of conforming certain inventories acquired from Lone Star to our unified business model and the impact of selling acquired inventory, which had been recorded at fair value.

Net interest and other financial costs

	Quarter Ended September 30,			% Change	Nine Months Ended September 30,			% Change
(Dollars in millions)	2008	2007			2008	2007
Interest and other financial costs	$43	$37	(a)	16%	$137	$87	(a)	57%
Interest income	(3)	(11	)(a)	-73%	(11)	(46	)(a)	-76%
Foreign currency (gains) losses	6	(4)			(87)	(6)
Charge from early extinguishment of debt	-	-			-	26

Total	$46	$22		109%	$39	$61		-36%
(a)

The quarter and nine months ended September 30, 2007 include $6 million and $18 million, respectively, of interest expense and interest income related to the obligation to provide benefits for National Steel retirees that was settled in the fourth quarter of 2007. For further information, see U. S. Steel's Annual Report on Form 10-K for the year ended December 31, 2007.

The unfavorable change in net interest and other financial costs in the third quarter of 2008 compared to the same period last year was mainly due to unfavorable changes in foreign currency effects, lower interest income and increased interest expense resulting from debt incurred to fund the acquisition of USSC. The favorable change in the nine month period was mainly due to higher foreign currency gains and the nonrecurrence of a charge related to the early redemption of certain debt, partially offset by lower interest income and increased interest expense resulting from debt incurred to fund the acquisitions of Lone Star and USSC. The foreign currency gains include remeasurement effects on a U.S. dollar-denominated intercompany loan (the intercompany loan) to a European subsidiary that had an outstanding balance of $840 million at September 30, 2008. These effects were partially offset by euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exposure. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 14 to Financial Statements and “Item 3 . Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

The provision for income taxes in the third quarter and first nine months of 2008 was $339 million and $652 million, compared with $68 million and $187 million in the respective periods in 2007. The effective tax rate has increased in 2008 compared to 2007 principally as a result of a change in the mix of domestic and foreign earnings, as well as the expected utilization of the remaining tax credits under the Slovak Income Tax Act as discussed below.

The Slovak Income Tax Act permits U. S. Steel Košice (USSK) to claim a tax credit of 100 percent of USSK’s tax liability for the years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009, not to exceed $430 million in total pursuant to an agreement with the European Union. Approximately $25 million of credits remained at December 31, 2007, which management expects will be fully utilized in 2008.

At September 30, 2008, the net domestic deferred tax asset was $260 million compared to a net deferred tax liability of $21 million at December 31, 2007. The net deferred tax asset arose in the third quarter of 2008 as a result of the remeasurement of the pension and OPEB plans (see Note 7 to Financial Statements).

At September 30, 2008, the foreign deferred tax assets recorded were $15 million, net of an established valuation allowance of $378 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Slovak koruna, the Canadian dollar and the Serbian dinar. A full valuation allowance is provided for Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating loss and credit carryforwards, are more than sufficient to offset future tax liabilities. A full valuation allowance is recorded for Canadian deferred tax assets due to a recent history of losses, particularly before U. S. Steel acquired USSC. As USSC and U. S. Steel Serbia, d.o.o. (USSS) generate sufficient income, the valuation allowances of $234 million for Canadian deferred tax assets, including $156 million pre-acquisition, and $137 million for Serbian deferred tax assets as of September 30, 2008, would be partially or fully reversed at such time that it is more likely than not that the deferred tax assets will be realized. (If any portion of the $156 million of the valuation allowance at USSC is reversed prior to January 1, 2009, it will result in a decrease to goodwill. In accordance with Financial Accounting Standard 141(R) “Business Combinations”, any reversals of this amount made after January 1, 2009, will result in a decrease to tax expense.)

We expect the annual effective tax rate in 2008 to be approximately 27 percent.

For further information on income taxes see Note 11 to Financial Statements.

U. S. Steel’s net income was $919 million in the third quarter of 2008, compared to $269 million in the third quarter of 2007. U. S. Steel’s net income was $1,822 million in the first nine months of 2008, compared to $844 million in the same period last year. The increases primarily reflect the factors discussed above.

BALANCE SHEET

Receivables increased by $1,210 million from year-end 2007 as third quarter 2008 average realized prices and shipment volumes increased compared to the fourth quarter of 2007.

Intangibles – net decreased by $122 million from year-end 2007 as a result of the completion of the valuation of assets acquired from Stelco Inc.

Prepaid pensions decreased by $482 million from year-end 2007 as the remeasurement of our main domestic defined benefit pension plan as of September 1, 2008 resulted in a lower net asset position reflecting a lower fair market value of assets held coupled with enhanced benefits per the 2008 BLA Agreements.

Accounts payable increased by $516 million from year-end 2007 primarily due to increased production levels and higher raw materials costs compared to the fourth quarter of 2007.

Accrued taxes increased by $259 million from year-end 2007 primarily because the December 31, 2007 amount included a receivable for an anticipated refund that has been received, and because of the higher tax provision for 2008 as compared to 2007.

CASH FLOW

Net cash provided from operating activities was $1,331 million for the first nine months of 2008, compared with $1,410 million in the same period last year. Cash from operating activities in each of the first nine months of 2008 and 2007 was reduced by $140 million of voluntary contributions to our main defined benefit pension plan in the United States. In the first nine months of 2008, cash from operating activities was also reduced by required cash contributions of $62 million to USSC’s main defined benefit pension plans. Additionally, pursuant to a December 2007 agreement with the USW, we made payments of $95 million in the first nine months of 2008 to our trust for retiree health care and life insurance to provide benefits to certain former National Steel employees and their eligible dependents. For further information regarding this agreement, see U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007.

Capital expenditures in the first nine months of 2008 were $633 million, compared with $460 million in the same period in 2007. Flat-rolled expenditures were $420 million and included spending for modernization of our cokemaking facilities, including expenditures for construction of a co-generation facility at Granite City Works, and development of an enterprise resource planning (ERP) system. USSE expenditures of $143 million included spending at USSK for the reline of the No.1 blast furnace and spending for development of the ERP system.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at September 30, 2008, totaled $333 million.

Capital expenditures for 2008 are expected to be approximately $860 million, excluding spending by our variable interest entities (VIEs) (see Note 18 to Financial Statements). Capital spending by our VIEs totaled $95 million through September 30, 2008.

Common stock repurchased in the first nine months of 2008 totaled 1,754,900 shares.

Dividends paid in the first nine months of 2008 were $94 million, compared with $71 million in the same period in 2007. Payments in the third quarter of 2008 reflected a quarterly dividend rate of 30 cents per common share and payments in the first and second quarters reflected a quarterly dividend rate of 25 cents per common share. Payments in the first nine months of 2007 reflected a quarterly dividend rate of 20 cents per common share.

LIQUIDITY AND CAPITAL RESOURCES

U. S. Steel has a $500 million Receivables Purchase Agreement (RPA) with financial institutions that expires in September 2010. For further information regarding the RPA, see the discussion in the “Liquidity” section of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007. As of September 30, 2008, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

U. S. Steel has a $750 million unsecured revolving credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent (Credit Facility), which expires in May 2012. The Credit

Facility has an interest coverage ratio (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) covenant of 2:1 and a leverage ratio (consolidated debt to consolidated EBITDA) covenant of 3.25:1, and other customary terms and conditions, including limitations on liens and mergers. As of September 30, 2008, we had no borrowings against this facility. Lehman Brothers Commercial Bank (Lehman) holds a $15 million commitment in our $750 million Credit Agreement. With the bankruptcy filing by Lehman’s parent, we do not know if Lehman could or would fund its share of the commitment. The obligations of the lenders under the Credit Facility are individual obligations and the failure of one or more lenders to fund does not relieve the remaining lenders of their respective funding obligations.

At September 30, 2008, USSK had no borrowings against its €40 million and €20 million credit facilities (which approximated $86 million), but had $8 million of customs and other guarantees outstanding, reducing availability to $78 million. Both facilities expire in December 2009.

On July 2, 2008, USSK entered into a €200 million (approximately $287 million) three-year revolving unsecured credit facility. Interest on borrowings under the facility is based on a spread over EURIBOR or LIBOR, and the agreement contains customary terms and conditions. On July 7, 2008, €200 million (approximately $317 million) was drawn against this facility, and the proceeds were used to reduce the intercompany loan. Subsequently, $300 million of the Three-Year Term Loan was retired.

On September 25, 2008, USSS entered into a series of agreements providing for a €50 million (approximately $72 million) committed working capital facility that is partially secured by USSS’s inventory of finished and semi-finished goods. This facility can be used for working capital financing and general corporate purposes and also provides for the issuance of letters of credit and bank guarantees. Interest on borrowings under the facility is based on a spread over BELIBOR, EURIBOR or LIBOR. The agreements contain customary terms and conditions and expire in August 2010. This facility replaces the €25 million credit facility that expired in September 2008. At September 30, 2008, there were no borrowings against this facility.

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

On June 11, 2007, U. S. Steel entered into an unsecured $500 million Five-Year Term Loan Agreement with a group of lenders and JPMorgan Chase Bank, N.A. as Administrative Agent. The Five-Year Loan Agreement contains the same financial covenants and limitations as the Credit Facility, as well as mandatory principal repayments of $25 million per year. As of September 30, 2008, $475 million was outstanding under the Five-Year Loan Agreement. For further details regarding the Five-Year Term Loan Agreement, see U. S. Steel’s Current Report on Form 8-K filed on June 11, 2007.

On October 12, 2007, U. S. Steel entered into an unsecured $500 million Three-Year Term Loan Agreement which contains the same financial covenants and limitations as the Credit Facility. As of September 30, 2008, $200 million remained outstanding. For further details regarding the Three-Year Term Loan Agreement, see U. S. Steel’s Current Report on Form 8-K filed on October 16, 2007.

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

We were in compliance with all of our debt covenants at September 30, 2008.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $127 million of liquidity sources for financial assurance purposes as of September 30, 2008, and expects no material changes during the fourth quarter.

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $499 million relating to Environmental Revenue Bonds and two capital leases, as well as $29 million relating to an operating lease, may be declared immediately due and payable.

U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary reached new labor agreements with the USW, which cover approximately 16,900 employees at our flat-rolled, tubular, coke-making and iron ore operations in the United States (the 2008 BLA Agreements). The 2008 BLA Agreements were ratified by the USW membership in September 2008 and expire on September 1, 2012. They provided for signing bonuses of up to $6,000 per employee to be paid to each covered USW active member by October 1, 2008. The signing bonuses resulted in U. S. Steel recognizing a pretax charge of $105 million in the third quarter of 2008.

The 2008 BLA Agreements were effective September 1, 2008, contain no-strike provisions and resulted in wage increases ranging from $0.65 to $1.00 per hour as of the effective date. Each subsequent September 1 thereafter during the contract period, employees will receive a four percent wage increase. The 2008 BLA Agreements also require U. S. Steel to make annual $75 million contributions to a restricted account within our trust for retiree health care and life insurance during the contract period, with the first payment to be made in 2008. The 2008 BLA Agreements also provide for pension and other benefit enhancements for both current employees and retirees. For additional information, see “Operating expenses – Profit-based union payments and Note 17 to Financial Statements.

The following table summarizes U. S. Steel’s liquidity as of September 30, 2008:

(Dollars in millions)

Cash and cash equivalents (a)	$748
Amount available under Receivables Purchase Agreement	500
Amount available under $750 Million Credit Facility (b)	735
Amounts available under USSK credit facilities	78
Amounts available under USSB credit facilities	72

Total estimated liquidity	$2,133

(a)	Excludes $45 million of cash primarily related to the Clairton1314B Partnership because it is not available for U. S. Steel's use.
(b)

Lehman Brothers Commercial Bank (Lehman) holds a $15 million commitment in our $750 million Credit Agreement. With the bankruptcy filing by Lehman’s parent, we do not know if Lehman could or would fund its share of the commitment. Therefore, in reporting liquidity as of September 30, 2008, U. S. Steel has reduced the availability of the $750 million Credit Agreement to $735 million.

Our liquidity at September 30, 2008 increased $533 million from December 31, 2007 mainly due to higher cash balances and increased availability under the Receivables Purchase Agreement.

The worldwide financial turmoil has had significant impacts on global credit markets. U. S. Steel continues to closely monitor the liquidity position and counterparty risk of all our credit providers.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our obligations for the foreseeable future, including funding obligations for new joint ventures and obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources. This opinion is a forward-looking statement based upon currently available information. To the extent that operating cash flow is materially lower than current levels or external financing sources are not available on terms competitive with those currently available, including increases in interest rates, future liquidity may be adversely affected.

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new off-balance sheet arrangements during the first nine months of 2008.

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

To comply with the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC) has created an Emissions Trading System (ETS). Under the ETS, the EC establishes CO2 emissions limits for every EU member state and approves grants of CO2 emission allowances to individual emitting facilities pursuant to national allocation plans that are proposed by each of the member states. The allowances can be bought and sold by emitting facilities to cover the quantities of CO2 they emit in their operations. In 2004, the EC approved Slovakia’s national allocation plan for the period 2005 through 2007 (NAP I), which granted USSK fewer emissions allowances than were ultimately required for USSK’s CO2 emissions. USSK purchased allowances to cover its shortfall for the NAP l allocation period. Based on the actual value of allowances purchased, a short-term other liability of $2 million was recognized on the balance sheet as of December 31, 2007. This amount was settled in 2008.

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

In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 20 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of September 30, 2008. In addition, there are 12 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 48 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 21 to Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the third quarter of 2008, U. S. Steel accrued $29 million for environmental matters for domestic and foreign facilities. The total accrual for such liabilities at September 30, 2008 was $163 million. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards No. 143.

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

OUTLOOK

The volatile global economic climate is having significant negative effects on our business and our forward view is limited because of low order backlogs and short leadtimes. We expect a decline in fourth quarter results mainly due to softening demand and prices for flat-rolled products in North America and Europe, and we expect to continue to operate at reduced production levels, corresponding with customer order rates.

For Flat-rolled, fourth quarter results are expected to decrease from the third quarter due primarily to substantially lower shipments and lower average realized prices, partially offset by lower raw materials costs.

Based on very weak market conditions, we expect results to decline substantially for USSE in the fourth quarter.

Fourth quarter results for Tubular are currently expected to be comparable to the third quarter;

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments and prices. U. S. Steel has been, and we expect will continue to be, negatively impacted by the current global credit and economic problems. Other more normal factors that could affect market conditions, costs, shipments and prices for both North American operations and USSE include, among others, global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of facility projects; natural gas and electricity prices and usage; raw materials and transportation prices and availability; the impact of fixed prices in energy and raw materials contracts (many of which have terms of one year or longer) as compared to short-term contract and spot prices of steel products; changes in environmental, tax, pension and other laws; the terms of collective bargaining agreements; employee strikes or other labor issues; power outages; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Economic conditions and political factors in Europe and Canada that may affect USSE’s and USSC’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, government instability, political unrest, regulatory changes, export quotas, tariffs, and other protectionist measures. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2007, and in subsequent filings for U. S. Steel.

INTERNATIONAL TRADE

On April 3, 2008, U. S. Steel, along with Maverick Tube Corporation, Tex-Tube Company and the United Steelworkers filed antidumping and countervailing duty petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) for welded line pipe up to and including 16 inches against China, and antidumping petitions against Korea. If the case is successful, duties will be imposed on imports from these countries to offset the margin of unfair trade that may exist on any U.S. sales of this product from these countries. The DOC has initiated investigations on all of these cases and on May 16, 2008, in its preliminary injury decision, the ITC voted to continue the investigation. Final determinations as to whether to impose relief will take place in December 2008.

ACCOUNTING STANDARDS

In September 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (FSP No. 133-1 and FIN 45-4). FSP No. 133-1 and FIN 45-4 amends Statement No. 133 by requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. Additionally, FIN 45-4 is amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement No. 133 and FIN 45-4 are effective for reporting periods ending after November 15, 2008. The FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” to be any reporting period beginning after November 15, 2008. U. S. Steel does not expect any material financial statement implications relating to the adoption of this FSP.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). Under FSP EITF 03-6-1, the FASB clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share under the two-class method. FSP EITF 03-6-1 is effective January 1, 2009. U. S. Steel does not expect any material financial statement implications relating to the adoption of this FSP.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (FAS 162). Under FAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” FAS 162 will not impact our financial statements.

In April 2008, the FASB issued FSP No. 142-3 (FSP No. 142-3) “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets” to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” FSP No. 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. U. S. Steel does not expect FSP No. 142-3 to have a material impact on our financial statements.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)), which replaces FAS No. 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. FAS 141(R) also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. FAS 141(R) is effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, FAS 141(R) may have a material impact on our financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction. FAS 141(R) also amends FAS 109, “Accounting for Income Taxes,” such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. This provision of FAS 141(R) may have a material impact on our financial statements (see Note 11 and the discussion of U. S. Steel Canada Inc.).

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

In March 2007, the FASB ratified EITF issue number 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires an employer to recognize a liability for the postretirement benefit provided by a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967”, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF 06-10 also stipulates that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 was effective January 1, 2008. U. S. Steel had collateral assignment split-dollar life insurance arrangements within the scope of EITF 06-10 for a small number of employees; however, the impact of adopting EITF 06-10 was immaterial to our financial statements.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. This Statement was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until periods beginning after November 15, 2008. We adopted FAS 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our financial statements. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill and indefinite lived intangible asset impairment testing, and asset retirement obligations initially measured at fair value. We do not expect a material impact on our financial statements when these additional provisions are adopted. On October 10, 2008, the FASB issued FSP No. 157-3 (FSP No. 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of FAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on our financial statements.

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

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in September 30, 2008 interest rates on the fair value of U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)	Fair Value	Incremental Increase in Fair Value (b)
Non-Derivative Financial Instruments (a)
Financial assets:
Investments and long-term receivables	$15	$-
Financial liabilities:
Long-term debt (c) (d)	$2,831	$110

(a)

Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)

Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at September 30, 2008, on the fair value of U. S. Steel’s non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at September 30, 2008.

(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on market prices where available, or estimated borrowing rates for financings with similar maturities.

U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only to the extent that we elected to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value. At September 30, 2008, U. S. Steel’s portfolio of debt included $675 million of floating rate term loans and €200 million of borrowing under a floating rate revolving credit facility, the fair value of which are not affected by interest rate declines.

FOREIGN CURRENCY EXCHANGE RATE RISK

Volatility in the foreign currency markets could have significant implications for U. S. Steel as a result of foreign currency accounting remeasurement effects, primarily on a U.S. dollar-denominated intercompany loan (the Intercompany Loan) to a European subsidiary, related to the acquisition of

USSC. As of September 30, 2008, the outstanding balance on the Intercompany Loan was $840 million. Our exposure will decrease as the intercompany loan is repaid. Subsequent to December 31, 2007, we increased our use of euro-U.S. dollar derivatives, which mitigates our currency exposure resulting from the Intercompany Loan, as well as other exposures. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 14 to Financial Statements.

U. S. Steel, through USSE and USSC, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro, the Slovak koruna, the Serbian dinar and the Canadian dollar. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 2008 and September 30, 2007, U. S. Steel had open euro forward sales contracts for U.S. dollars (total notional value of approximately $501 million and $26 million, respectively). A 10 percent increase in the September 30, 2008 euro forward rates would result in a $50 million charge to income.

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

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

GENERAL LITIGATION

In March 2008, the Indiana Court of Appeals reversed a previous decision of the Indiana Utilities Regulatory Commission involving a rate escalation provision in U. S. Steel’s electric power supply contract with Northern Indiana Public Service Company and a reserve of $45 million related to prior year effects was established in the first quarter of 2008. In September 2008, the Indiana Supreme Court granted U. S. Steel’s petition to transfer the matter to the Supreme Court where the merits of the matter will be considered.

Before U. S. Steel’s October 31, 2007 acquisition of USSC, Cleveland Cliffs Inc. (Cliffs), currently Cliffs Natural Resources Inc., and USSC received and accepted a non-binding offer dated June 6, 2007 from Consolidated Thompson Iron Mines Limited (Consolidated) to purchase USSC’s 44.6 percent interest and Cliffs’ 26.8 percent interest in Wabush for a purchase price of $64.3 million plus two year warrants to purchase 3 million shares of Consolidated common stock. This offer stated: “The acceptance of this offer by Cliffs and Stelco [USSC] shall not create any legally enforceable rights, other than the provisions of section 5, 14 and 15 of the attached.” (Those sections contained limited exclusivity, confidentiality and choice of law provisions.) On August 30, 2007, ArcelorMittal Dofasco, Inc. (Dofasco) purported to exercise a right of first refusal under the Participants Agreement dated as of January 1, 1967 governing Wabush. On March 4, 2008, following several months of unsuccessful negotiations over many of the major terms of the purchase and sale, USSC and Cliffs informed Dofasco that they were withdrawing from further negotiations. On March 20, 2008, Dofasco served USSC with a statement of claim filed in the Ontario Superior Court of Justice seeking a court order requiring Cliffs and USSC to sell their interests in Wabush to Dofasco and to pay C$427 million (approximately $403 million) or, alternatively, to pay damages of C$1.8 billion (approximately $1.7 billion). USSC is vigorously defending this action and does not believe it has any liability to Dofasco regarding this matter.

In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases are filed as class actions and claim treble damages for the period 2005 to present, but do not allege any damage amounts. U. S. Steel will vigorously defend these lawsuits and does not believe that it has any liability regarding these matters.

ENVIRONMENTAL PROCEEDINGS

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of September 30, 2008, project costs have amounted to $60.5 million. U. S. Steel completed additional dredging in 2007, and submitted a Dredge Completion Report to EPA in May 2008. Although further dredging is not expected, $1.3 million is accrued for possible additional work that may be required to complete the project and obtain EPA approval. The Corrective Action

Management Unit (CAMU) which received dredged materials from the Grand Calumet River could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $1.3 million through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel will pay the public trustees $1.0 million at the end of the sediment remediation project for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $917,000. In total, the accrued liability for the above projects based on the estimated remaining costs was $4.6 million at September 30, 2008.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites, D5, T2, and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a closure plan to the Indiana Department of Environmental Management (IDEM) for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a Solid Waste Management Unit (SWMU) under corrective action. In addition, U. S. Steel has submitted a revised closure plan for T2 and a closure plan for D5. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring is $6.1 million for D5, $4.1 million for T2 and $10.7 million for D2 including a portion of the Refuse Area, at September 30, 2008.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Four self-implementing interim measures have been completed. Through September 30, 2008, U. S. Steel had spent approximately $26.7 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel is preparing a final proposal to EPA seeking approval for perimeter groundwater monitoring and is developing a proposal for a corrective measure to address impacted sediments in the West Grand Calumet Lagoon. In addition, U. S. Steel has submitted a conceptual sampling and analysis plan for the Solid Waste Management Areas east of the Vessel Slip Turning Basin; is finalizing the design of a full scale groundwater treatment system; to address benzene impacted groundwater east of the vessel slip; and continuing to operate a groundwater treatment system for the coke plant. The costs for the above mentioned activities, including operation and maintenance of the coke plant groundwater treatment system for 2008 are estimated to be $15.8 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement corrective measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the corrective measures for soil contamination to be approximately $3.5 million. Closure costs for the CAMU are estimated to be an additional $6.1 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was $25.4 million at September 30, 2008, based on the estimated remaining costs.

In October 1996, U. S. Steel was notified by IDEM, acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs. A Consent Decree memorializing this settlement was entered on the record by the court and thereafter became effective April 1, 2005. U. S. Steel has paid our entire share of the assessment costs and $16.5 million of our share of the restoration costs to the public trustees. A balance of $4.0 million in restoration costs to complete our settlement obligations remains as an accrued liability as of September 30, 2008.

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

On July 3, 2008, EPA Region V issued a Notice of Violation/Finding of Violation (NOV/FOV) alleging violations resulting from a multi-media inspection conducted in May 2007 and subsequent information collection requests pursuant to Section 114 of the Clean Air Act. These alleged violations include those currently being prosecuted by IDEM that are identified above. Other alleged violations include the reline of No. 4 Blast Furnace in 1990 without a New Source Review/Prevention of Significant Deterioration permit; and opacity limit excursions from hot iron transfer cars, slag skimming, slag pits, and the blast furnace casting house. The NOV/FOV also alleges violations relating to hydrochloric acid pickling, blast furnace relief valves and blast furnace flares. While a penalty demand is expected, EPA Region V has not yet made such a demand. U. S. Steel is currently negotiating resolution of the NOV/FOV with EPA Region V.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After the acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending an “in-place” closure of the East Side SWMU. The cost to close the East Side SWMU is expected to be $4.1 million and was recorded as an accrued liability as of September 30, 2008.

Mon Valley Works

On March 17, 2008, U. S. Steel entered a Consent Order and Agreement (COA) with the Allegheny County Health Department (ACHD) to resolve alleged opacity limitation and pushing and traveling violations from older coke oven batteries at its Clairton Plant and to resolve alleged opacity violations from its Edgar Thomson Plant. The COA required U. S. Steel to pay a civil penalty of $301,800 to resolve past alleged violations addressed by the COA. U. S. Steel paid the civil penalty on March 25, 2008. The COA requires U. S. Steel to conduct interim repairs on existing batteries, and make improvements at the Ladle Metallurgical Facility and Steelmaking Shop at the Edgar Thomson Plant. In November 2007, U. S. Steel announced that it is considering plans to upgrade the Clairton Plant. These upgrades would be conducted in two phases and would address the alleged violations and improve coking performance. The first phase would include replacing Batteries 7 through 9 with a new six meter “C” Battery that would employ Best Available Control Technology (BACT); and the second phase would include replacing Batteries 1 though 3 with a new six meter “D” Battery, that would also employ BACT. In addition, U. S. Steel plans to upgrade its existing Batteries 19 and 20. U. S. Steel estimates that these investments will exceed $1 billion. U. S. Steel is also making upgrades at its Edgar Thomson Plant that would reduce emissions. In January 2008, U. S. Steel submitted an installation air permit application for “C” Battery. The final installation air permit for “C” Battery was issued by ACHD on July 24, 2008. U. S. Steel submitted an installation air permit application for “D” Battery in July 2008.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform a RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $696,000. It is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 21 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved and field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. ADEM approved the Phase I RFI Report and is reviewing a Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $693,000. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Based on results from our Phase I facility investigation of Ensley, U. S. Steel identified approximately two acres of land at the former coke plant for remediation. As of September 30, 2008, costs to complete the remediation of this area have amounted to $1.4 million. An additional $99,000 is accrued for project contingencies. In total, the accrued liability for the projects described above was $1.0 million at September 30, 2008, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 21 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (Ohio EPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. On December 15, 2006, U. S. Steel received a letter from Ohio EPA that requires U. S. Steel to complete an evaluation of human exposure and update the previous RCRA preliminary site assessment. As of September 30, 2008, U. S. Steel has spent $91,000 on studies at this site. Costs to complete additional studies are estimated to be $24,000. It is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at the Lorain Tubular Corrective Action program in combination with five other projects. See Note 21 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Duluth Works

At the former Duluth Works in Minnesota, U. S. Steel spent a total of approximately $13.4 million for cleanup and agency oversight costs through September 30, 2008. The Duluth Works was listed by the Minnesota Pollution Control Agency (MPCA) under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. EPA has included the Duluth Works site with the St. Louis River Interlake Duluth Tar site on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel has prepared a conceptual habitat enhancement plan (HEP) that includes measures to address contaminated sediments in the St. Louis River Estuary. Costs to implement the HEP are estimated to be $23.3 million. MPCA (on behalf of EPA) has completed its second five-year review for the site. As a result, additional data collection will be required to address data gaps identified in the five year review and corrective measures will be required to address the recently discovered areas of contamination on the upland property. Study, investigation and oversight costs along with implementation of corrective measures on the upland property are currently estimated at $2.3 million. These costs include risk assessment, sampling, inspections and analytical work, development of a work plan and costs to implement EPA five-year review recommendations. In total, the accrued liability for the projects described above was $25.5 million at September 30, 2008.

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

Pursuant to an agreement with the Sierra Club and American Bottom Conservancy, Granite City Works, along with Gateway Energy & Coke Company, LLC (a subsidiary of SunCoke Energy, Inc.) have agreed to establish an Environmental Trust Fund (Trust) which requires the permittees (U. S. Steel and Gateway) to collectively deposit $1.0 million by September 30th of each year, beginning September 30, 2008 and ending September 30, 2012. U. S. Steel contributed $500,000 to the Trust on September 30, 2008, which amounted to its share of the required 2008 deposit. As grantors, U. S. Steel and Gateway have established the Trust as a part of the cost to construct a heat recovery coke plant adjacent to Granite City Works. The Capital Contribution and all net income of the Trust are to be used for the purposes of promoting energy efficiency, greenhouse gas reductions and PM2.5 emission reduction, to be implemented in the local community where the Granite City Works is located. The Trust can be used for projects at public buildings or property owned by the city, local schools, parks and library districts.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an asset sales agreement and a permit issued by the Utah Department of Environmental Quality. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, developed work plans, continues to conduct field investigations and has begun remediation on some areas of the site for which U. S. Steel has responsibility. Remediation has been completed in some areas. U. S. Steel has recorded a liability of $19.4 million as of September 30, 2008, for our estimated share of the remaining costs of remediation. In addition, U. S. Steel anticipates that corrective measures to address the existing tar pond could add significant costs to this project that are presently not determinable. As a result, it is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 21 to the Financial Statements “Contingencies and Commitments –Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidaries of U. S. Steel and Pohang Steel, corrective measures have been implemented for the majority of the former SWMUs and U. S. Steel is investigating a remedy for impacted ground water at the former wire mill. It is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 21 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

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

This consent decree was entered by the court, and U. S. Steel paid its share of the settlement on December 13, 2007. On August 17, 2006, both parties received a demand from DOJ for approximately $1.7 million for past costs incurred by EPA in cleaning up the site and surrounding residential yards, U. S. Steel’s share being 50 percent of the claim for past costs. Negotiations are pending with the DOJ. U. S. Steel and CitiGroup signed an agreement with EPA to suspend the running of the statute of limitations for filing of EPA’s claims for the period between August 21, 2006 and October 31, 2008.

On January 23, 2006, the KDHE sent a letter to U. S. Steel requesting U. S. Steel to address a former zinc smelter site in Girard, Kansas that was leased by American Sheet Steel Company in 1900. U. S. Steel is developing a Corrective Action Plan that will include a proposed remedial measure for impacted soils at this site. The costs to implement this measure are estimated to be $1.1 million. In addition, U. S. Steel will incur additional cost to acquire access to this residential property in an amount yet to be determined. U. S. Steel has accrued a total of $1.3 million to complete the investigation, conduct the remedial measure and acquire access to the property for these purposes.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel, Lubrizol and ExxonMobil are the largest PRPs at the site and have agreed to equally share costs for investigating the site, making U. S. Steel’s share 33-1/3 percent. Additional sampling of soils and groundwater has been conducted in response to TCEQ’s comments to the Affected Properties Assessment Report. The Revised Screening Level Ecological Risk Assessment report was submitted to TCEQ on or about September 15, 2008. The accrued liability to complete U. S. Steel’s 1/3 portion of the site investigations and implement the remedial measure is $2.0 million as of September 30, 2008.

ASBESTOS LITIGATION

As of September 30, 2008, U. S. Steel was a defendant in approximately 415 active cases involving approximately 3,020 plaintiffs (claims). At December 31, 2007, U. S. Steel was a defendant in approximately 325 active cases involving approximately 3,000 plaintiffs.

About 2,600, or approximately 86 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Of these claims, approximately 1,550 are pending in Mississippi and about 1,100 are pending in Texas. Based upon U. S. Steel’s experience in such cases, we believe that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Mississippi and Texas have amended their laws to curtail mass filings. As a consequence, most of the claims filed in 2008 and 2007 involved individual or small groups of claimants.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 175 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims (a)	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2005	11,000	3,800	1,200	8,400	$11
December 31, 2006	8,400	5,150	450	3,700	$8
December 31, 2007	3,700	1,230	530	3,000	$9
September 30, 2008	3,000	340	360	3,020	$11

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

Item 1A. RISK FACTORS

The following is an update to the risk factors reported in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2007.

U. S. Steel is and may continue to be adversely affected by the ongoing world financial crisis.

The volatile global economic climate is having significant negative effects on our business and our forward view is limited because of low order backlogs and short leadtimes.

Our Flat-rolled and European segments sell to the automotive, appliance and construction-related industries, all of which have reported substantially lower customer demand due to the ongoing financial crisis and the slowing U.S. economy. Energy prices, both oil and natural gas, have fallen dramatically and this may reduce oil and gas exploration and development, which in turn could impact our Tubular segment. In addition to slackening demand by the end customers, we believe that some of our customers are experiencing difficulty in obtaining credit, which has further reduced their purchases from us even beyond that resulting from the decline in their sales. The duration of the crisis and the trajectory of the recovery for these industries may have a significant impact on U. S. Steel.

The parent of one lender under our $750 million credit facility has sought bankruptcy protection and we do not know if this lender could, or would, be able to honor a borrowing request. Other lenders may be facing financial difficulties and may be unable or unwilling to honor a draw request. Interest rates under the credit facility, our other variable rate credit facilities and our term loans may be set by auction among the lenders or as a margin over published rates such as the London Interbank Offered Rate and the Fed Funds Rate. Accordingly, the worldwide financial crisis may result in a reduction of the sums normally available under our credit facilities as well as substantially higher interest rates.

This decrease in available credit may increase the risk of our customers defaulting on their payment obligations to U. S. Steel and may cause some of our suppliers to be delayed or unable to fill our needs. Customer defaults may trigger repurchases or reduce the availability under our accounts receivables facility. In addition, that facility is funded by the sale of commercial paper by the purchasers so volatility in the commercial paper market may increase costs under that facility.

Reduced cash from operations, our depressed stock price and the reduced availability of credit may increase the cost, delay the timing of, or reduce planned capital expenditures. These factors may also negatively impact our ability to make acquisitions.

The recent turmoil in financial markets has led to significant declines in the value of equity investments that are held by the trusts under our pension plans and the trust to pay for retiree health care and life insurance benefits. Since the Pension Protection Act of 2006 was enacted, U. S. Steel has not been required to make mandatory contributions to our main U.S. pension plan. Such contributions may be required in the future. Pension and OPEB periodic costs could also increase.

We believe that some of our international competitors, particularly state-owned steel companies such as those in China, have not been affected as much as U. S. Steel and other North American and European steel companies.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2008	2007	2008	2007
INCOME FROM OPERATIONS
Flat-rolled (a)	$835	$170	$1,433	$337
U. S. Steel Europe	173	152	632	602
Tubular (b)	420	74	648	273
Other Businesses (c)	33	37	34	40

Segment Income from Operations	1,461	433	2,747	1,252
Retiree benefit expenses	(6)	(46)	(4)	(128)
Other items not allocated to segments:
Labor agreement signing bonuses	(105)	-	(105)	-
Environmental remediation	(23)	-	(23)	-
Flat-rolled inventory transition effects	-	-	(23)	-
Litigation reserve	-	-	(45)	-
Tubular inventory transition effects	-	(27)	-	(27)

Total Income from Operations	$1,327	$360	$2,547	$1,097
CAPITAL EXPENDITURES
Flat-rolled (a)	$192	$121	$420	$240
U. S. Steel Europe	62	52	143	129
Tubular (b)	9	10	18	13
Other Businesses (c)	30	27	52	78

Total	$293	$210	$633	$460
OPERATING STATISTICS
Average realized price: ($/net ton) (d)
Flat-rolled (a)	$907	$643	$775	$648
U. S. Steel Europe	1,086	738	948	710
Tubular (b)	2,390	1,292	1,823	1,355
Steel Shipments: (d) (e)
Flat-rolled (a)	4,505	3,601	14,055	10,388
U. S. Steel Europe	1,409	1,486	4,743	4,754
Tubular (b)	519	466	1,452	1,001

Total Steel Shipments	6,433	5,553	20,250	16,143
Raw Steel-Production: (b)
North American facilities	5,282	4,328	16,454	12,157
U. S. Steel Europe	1,623	1,661	5,456	5,325
Raw Steel-Capability Utilization: (f)
North American facilities	86.2%	88.5%	90.2%	83.8%
U. S. Steel Europe	87.0%	88.7%	98.2%	95.9%
(a)

Includes the results of the businesses acquired from Stelco Inc. as of October 31, 2007, excluding the iron ore and real estate interests, and includes the results of the pickle lines acquired from Nelson Steel as of August 29, 2008.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

U. S. Steel had no sales of unregistered securities during the period covered by this report.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about purchases by U. S. Steel of its equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2008	104,900	$158.60	104,900	5,731,400
August 1-31, 2008	110,000	$135.52	110,000	5,621,400
September 1-30, 2008	915,000	$105.91	915,000	4,706,400

Item 6. EXHIBITS

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Larry G. Schultz

Larry G. Schultz Senior Vice President and Controller

October 28, 2008

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.