Form 10-K
period 2008-12-31
UNITED STATES STEEL CORP
filed 2009-02-24
CIK 1163302

2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Aggregate market value of Common Stock held by non-affiliates as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter): $21.6 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

There were 116,198,090 shares of United States Steel Corporation Common Stock outstanding as of February 20, 2009.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated into Part III.

FORWARD-LOOKING STATEMENTS

Certain sections of the Annual Report of United States Steel Corporation (U. S. Steel) on Form 10-K, particularly Item 1. Business, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, include forward-looking statements concerning trends or events potentially affecting U. S. Steel. These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional factors affecting the businesses of U. S. Steel, see “Item 1A. Risk Factors” and “Supplementary Data – Disclosures About Forward-Looking Statements.” References in this Annual Report on Form 10-K to “U. S. Steel,” “the Company,” “we,” “us” and “our” refer to U. S. Steel and its consolidated subsidiaries, unless otherwise indicated by the context.

PART I

Item 1. BUSINESS

U. S. Steel is an integrated steel producer with major production operations in North America and Europe. An integrated producer uses iron ore and coke as primary raw materials for steel production. U. S. Steel has annual raw steel production capability of 31.7 million net tons (tons) (24.3 million tons in North America and 7.4 million tons in Europe). We believe that we are currently the eighth largest steel producer in the world. U. S. Steel is also engaged in other business activities including the production of coke in both North America and Europe and iron ore pellets in North America, and transportation services (railroad and barge operations), real estate operations, and engineering and consulting services in North America.

The global economic recession has affected many of the markets that we serve and is having significant negative effects on our business. For further discussion, see “Business Strategy,” “Item 1A. Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” and “Supplementary Data – Disclosures About Forward-Looking Statements.”

On February 6, 2009, U. S. Steel announced that approximately 500 employees have elected to retire under a Voluntary Early Retirement Program (VERP) offered to certain non-represented Headquarters and Operations employees in the United States who met age and years-of-service criteria. In connection with this program, U. S. Steel will record a pre-tax charge of approximately $70 million in the first quarter of 2009. See Note 28 to the Financial Statements.

On January 31, 2009, we completed the sale of a majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) to a subsidiary of Canadian National Railway Company. After-tax proceeds from the sale were approximately $210 million and U. S. Steel will record a net gain of approximately $60 million in the first quarter of 2009. The retained portion of EJ&E has been renamed Gary Railway Company. See Note 5 to the Financial Statements.

On October 31, 2008, U. S. Steel acquired the interests in the Clairton 1314B Partnership, L.P. (1314B) held by unrelated parties for $104 million, and 1314B was terminated. 1314B’s financial results had been consolidated in U. S. Steel’s financial statements prior to October 31, 2008. There was no change in the operations at the Clairton Plant as a result of the transaction.

On August 29, 2008, U. S. Steel Canada Inc. (USSC) paid C$38 million (approximately $36 million) to acquire three pickle lines in Nanticoke, Ontario from Nelson Steel, a division of Samuel Manu-Tech Inc. The acquisition of the pickle lines strengthens USSC’s position as a premier supplier of flat-rolled steel products to the North American market. The results of operations for these facilities are included in our Flat-rolled segment as of the date of the acquisition.

We completed two significant acquisitions in 2007 aimed at strengthening our presence in the North American flat-rolled and tubular markets.

On June 14, 2007, U. S. Steel acquired all of the outstanding shares of Lone Star Technologies, Inc. (Lone Star), a domestic manufacturer of welded oil country tubular goods (OCTG), standard and line pipe and tubular couplings, and a provider of finishing services. The facilities that were acquired in the Lone Star transaction included the Lone Star Steel Company facility, located in Lone Star, Texas, that manufactures OCTG products and standard and line pipe (renamed Texas Operations); the Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc. facilities, located in Pine Bluff, Arkansas, and Hughes Springs and Houston, Texas, that supply couplings used to connect individual sections of oilfield casing and tubing (renamed Wheeling Machine Products); the Delta Tubular Processing, Inc. facility, located in Houston Texas, that provides thermal treating and end-finishing services for oilfield production tubing (renamed Tubular Processing Services); the Delta Tubular International, Inc. facility, located in Houston, Texas, that provides threading, inspection and storage services to the OCTG market (renamed Tubular Threading and Inspection Services); the Bellville Tube Company, L.P. facility, located in Bellville, Texas, that manufactures OCTG products (renamed Bellville Operations); and several Fintube Technologies, Inc. facilities that manufacture specialty tubular products used in heat recovery technology applications (Fintube Technologies). We also acquired Texas & Northern Railroad Company (T&N Railroad) and a 50 percent ownership interest in Apolo Tubulars S.A., a Brazilian supplier of welded casing, tubing, line pipe and other tubular products. Effective June 14, 2007, the Tubular segment includes the operating results of the facilities and the equity investee acquired from Lone Star, except for the results of T&N Railroad, which are included in Other Businesses as of such date.

On October 31, 2007, U. S. Steel acquired all of the outstanding shares of Stelco Inc. (Stelco), and renamed it USSC. The facilities that were acquired included Lake Erie Works, an integrated steelmaking facility in Nanticoke, Ontario; Hamilton Works, an integrated steelmaking facility in Hamilton, Ontario; and several joint venture interests including iron ore operations in the United States and Canada and a 60 percent interest in Z-Line Company, which owns and operates an automotive-quality hot dip galvanizing line. We also acquired approximately 4,000 acres of land in Ontario, Canada, which could potentially be sold or developed. Effective October 31, 2007, the Flat-rolled segment includes the operating results of USSC, except for the results of its real estate interests, which are included in Other Businesses as of such date.

See Note 4 to the Financial Statements for further information regarding these acquisitions.

Segments

U. S. Steel has three reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

Effective with the fourth quarter of 2008, the operating results of our iron ore operations, which were previously included in Other Businesses, are included in the Flat-rolled segment. The iron ore operations are managed as part of our Flat-rolled segment, which consumes almost all of our iron ore production. Prior periods have been restated to reflect this change.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of slabs, sheets, tin mill products, strip mill plates and rounds for Tubular, as well as all iron ore and coke production facilities in the United States and Canada. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets.

Flat-rolled has annual raw steel production capability of 24.3 million tons. Raw steel production was 19.2 million tons in 2008, 16.8 million tons in 2007 and 16.4 million tons in 2006. Raw steel production averaged 79 percent of capability in 2008, 83 percent of capability in 2007 and 84 percent of capability in 2006.

The USSE segment includes the operating results of U. S. Steel Košice (USSK), U. S. Steel’s integrated steel mill and coke production facilities in Slovakia; U. S. Steel Serbia (USSS), U. S. Steel’s integrated steel mill and other facilities in Serbia; and equity investees located in Europe. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells sheet, strip mill plate, tin mill and tubular products, as well as heating radiators and refractories.

USSE has annual raw steel production capability of 7.4 million tons. USSE’s raw steel production was 6.4 million tons in 2008, 6.8 million tons in 2007 and 7.1 million tons in 2006. USSE’s raw steel production averaged 86 percent of capability in 2008, 92 percent of capability in 2007 and 95 percent of capability in 2006.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities, primarily in the United States, and equity investees in the United States and Brazil. These operations produce and sell both seamless and electric resistance welded (ERW) tubular products and primarily serve customers in the oil, gas and petrochemical markets. Tubular’s annual production capability is 2.8 million tons.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses include transportation services, the management and development of real estate, and engineering and consulting services.

For further information, see Note 3 to the Financial Statements.

Financial and Operational Highlights

Net Sales

(a)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2008	2007	2006
Flat-rolled(a)	$13,789	$9,986	$9,693
USSE	5,487	4,667	3,968
Tubular	4,251	1,985	1,798

Total sales from reportable segments	23,527	16,638	15,459
Other Businesses(a)	227	235	256

Net sales	$23,754	$16,873	$15,715

(a)	Certain amounts have been restated versus prior years’ disclosures. See Note 3 to the Financial Statements.

Income from Operations (IFO)

(a)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Income from Operations by Segment(a)

	Year Ended December 31,
(Dollars in Millions)	2008	2007	2006
Flat-rolled(b)	$1,390	$382	$660
USSE	491	687	714
Tubular	1,207	356	631

Total income from reportable segments	3,088	1,425	2,005
Other Businesses(b)	77	84	69

Segment income from operations	3,165	1,509	2,074
Retiree benefit expenses	(22)	(143)	(243)
Other items not allocated to segments:
Contingent funding liability reversal	150	–	–
Labor agreement signing bonuses	(105)	–	–
Litigation reserve	(45)	–	–
Drawn-over-mandrel charge	(28)	–	–
Environmental remediation charge	(23)	–	–
Flat-rolled inventory transition effects	(23)	(58)	–
Tubular inventory transition effects	–	(38)	–
Workforce reduction charges	–	(57)	(21)
Out of period adjustments	–	–	(15)
Asset impairment charge	–	–	(5)
Loss from sale of certain assets	–	–	(5)

Total income from operations	$3,069	$1,213	$1,785
(a)	See Note 3 to the Financial Statements for reconciliations and other disclosures required by Statement of Financial Accounting Standards No. 131.
(b)	Certain amounts have been restated versus prior years’ disclosures.

Steel Shipments

(a)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Steel Shipments by Product

Steel Shipments by Product and Segment

The following table does not include shipments by joint ventures and other equity investees of U. S. Steel.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Product – 2008

Hot-rolled Sheets	6,474	2,142	–	8,616
Cold-rolled Sheets	4,489	1,195	–	5,684
Coated Sheets	3,554	733	–	4,287
Tin Mill Products	1,387	605	–	1,992
Tubular	–	109	1,952	2,061
Semi-finished, Bars and Plates	941	867	–	1,808

TOTAL	16,845	5,651	1,952	24,448

Memo: Intersegment Shipments from
Flat-rolled to Tubular
Hot-rolled sheets	1,108
Rounds	768
Product – 2007

Hot-rolled Sheets	4,887	2,346	–	7,233
Cold-rolled Sheets	4,238	1,402	–	5,640
Coated Sheets	3,743	595	–	4,338
Tin Mill Products	1,288	618	–	1,906
Tubular	–	91	1,422	1,513
Semi-finished, Bars and Plates	378	1,087	–	1,465

TOTAL	14,534	6,139	1,422	22,095

Memo: Intersegment Shipments from
Flat-rolled to Tubular
Hot-rolled sheets	305
Rounds	608
Product – 2006

Hot-rolled Sheets	4,195	2,327	–	6,522
Cold-rolled Sheets	4,479	1,535	–	6,014
Coated Sheets	4,083	415	–	4,498
Tin Mill Products	1,318	587	–	1,905
Tubular	–	150	1,191	1,341
Semi-finished and Plates	105	1,247	–	1,352

TOTAL	14,180	6,261	1,191	21,632

Memo: Intersegment Shipments from
Flat-rolled to Tubular
Hot-rolled sheets	167
Rounds	691

Steel Shipments by Market

Steel Shipments by Market and Segment

The following table does not include shipments by joint ventures and other equity investees of U. S. Steel. No single customer accounted for more than 10 percent of gross annual revenues.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Major Market – 2008
Steel Service Centers	3,871	1,239	16	5,126
Further Conversion – Trade Customers	3,368	546	34	3,080
– Joint Ventures	1,770	–	–	1,770
Transportation (Including Automotive)	2,550	590	8	3,148
Construction and Construction Products	1,333	1,745	–	3,078
Containers	1,421	615	–	2,036
Appliances and Electrical Equipment	1,115	503	–	1,618
Oil, Gas and Petrochemicals	–	9	1,737	2,614
Exports from the United States	808	–	118	926
All Other	609	404	39	1,052

TOTAL	16,845	5,651	1,952	24,448

Major Market – 2007
Steel Service Centers	3,151	1,264	–	4,415
Further Conversion – Trade Customers	2,277	897	1	3,058
– Joint Ventures	2,037	–	–	2,037
Transportation (Including Automotive)	2,629	493	1	3,123
Construction and Construction Products	1,045	1,847	–	2,892
Containers	1,301	563	–	1,864
Appliances and Electrical Equipment	1,055	489	–	1,544
Oil, Gas and Petrochemicals	–	10	1,330	1,457
Exports from the United States	566	–	90	656
All Other	473	576	–	1,049

TOTAL	14,534	6,139	1,422	22,095

Major Market – 2006
Steel Service Centers	3,241	1,367	1	4,609
Further Conversion – Trade Customers	1,820	1,267	1	3,088
– Joint Ventures	1,808	–	–	1,808
Transportation (Including Automotive)	2,517	439	1	2,957
Construction and Construction Products	1,263	1,526	–	2,789
Containers	1,317	566	–	1,883
Appliances and Electrical Equipment	1,198	512	–	1,710
Oil, Gas and Petrochemicals	–	41	1,073	1,114
Exports from the United States	628	–	115	743
All Other	388	543	–	931

TOTAL	14,180	6,261	1,191	21,632

Business Strategy

U. S. Steel strives to be forward-looking, to grow responsibly, to generate a competitive return on capital and to meet our financial and stakeholder obligations. Within this value framework, our business strategy is to be a world leader in safety and environmental performance; to continue to increase our value-added product mix; to further expand our global business platform; to maintain a strong capital structure, balance sheet and liquidity position; to improve our reliability and cost competitiveness; and to attract and retain a diverse workforce with the talent and skills needed for our long-term success.

In the near term, our strategy is to carefully monitor the impact of the current economic situation on our customers and to adjust our operations to efficiently meet their requirements. In late 2008 and early 2009, we have reduced production levels to correspond with customer order rates by temporarily idling certain facilities and cutting back production at others. We also have significantly reduced planned capital expenditures, reduced our inventory levels, placed a temporary freeze on salaries and hiring, offered a VERP which has been accepted by approximately 500 non-represented Headquarters and Operations employees in the United States, suspended the company match on employees’ 401(k) plan contributions, suspended our common stock buyback program and discontinued all non-essential spending for travel and entertainment and outside services in an effort to maximize liquidity and lower costs. We do not know when conditions may improve, but we are well positioned to fully participate in a market recovery when it occurs. In the meantime, we continue aggressive efforts to maximize liquidity and reduce costs and will take additional actions as market conditions warrant.

Over the longer term, commercially we are focused on providing value-added steel products including advanced high strength steel and coated sheets for the automotive and appliance industries, electrical steel sheets for the manufacture of motors and electrical equipment, galvanized and Galvalume® sheets for the construction industry, tin mill products for the container industry and oil country tubular goods for the oil and gas industry. In addition, our European operations concentrate on being a dependable source of high-quality steel to meet the needs of the rapidly expanding central European markets.

Our balanced approach to the allocation of our capital resources and free cash flow has produced significant returns. Since our separation from Marathon Oil Company at the end of 2001: we have completed four major acquisitions (National Steel Corporation (National Steel) and USSS in 2003, and Lone Star and USSC in 2007), which increased our annual raw steel production capability by almost 80 percent to 31.7 million tons and increased our tubular production capability by more than 50 percent to 2.8 million tons; we have made capital investments of almost $4 billion; we have made voluntary contributions in excess of $1 billion to our main defined benefit pension plan and to our trusts for retiree health care and life insurance; we have repurchased over 16 million common shares for over $1 billion; we have increased the annual common stock dividend from $0.20 to $1.20 per share; and we have increased our liquidity by $1.4 billion.

We have also made significant improvements in our safety performance as shown in the following graphs.

We will continue to assess North American and international expansion opportunities, including raw material operations, and carefully weigh them in light of changing global steel and financial market conditions and long-term value considerations. We may consider 100 percent acquisition opportunities, joint ventures and other arrangements.

We also continue to assess and make capital investments in our existing facilities with particular emphasis on our raw materials operations. In response to the current economic conditions, we are focusing our capital spending on non-discretionary and key strategic projects. We are continuing with our plans for a significant capital investment over a period of years for new coke oven batteries at our Clairton Plant, replacing existing batteries that are nearing the end of their useful lives and rehabilitating several other existing batteries. We are currently in the first phase of this investment, which includes construction of a technologically and environmentally advanced coke battery that will replace the current capacity of three older units, and rehabilitation of several existing coke batteries. Also, Gateway Energy & Coke Company, LLC (Gateway), an affiliate of SunCoke Energy, Inc., is in the process of constructing a coke plant to supply Granite City Works, while we are constructing a cogeneration facility that will utilize by-products and that we will own and operate. A previously announced capital investment program at our iron ore pellet operations in Keewatin, Minnesota to increase production by modernizing and improving a pellet indurating line that has been idle since 1980 is currently in the permitting process, but we expect this project to be deferred beyond 2009.

We are also continuing our efforts to implement an enterprise resource planning (ERP) system to help us operate more efficiently. Minor portions of the project were implemented in 2008; however, we have extended the overall implementation schedule. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.

The foregoing statements of belief are forward-looking statements. Predictions regarding capital investments and benefits resulting from the implementation of the ERP project are subject to uncertainties. Factors that may affect our ability to construct new facilities include levels of cash flow from operations, general economic conditions, business conditions, availability of capital, whether or not assets are purchased or financed by operating leases, receipt of necessary permits and unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. We may not be able to successfully implement the ERP project without experiencing difficulties. In addition, the expected benefits of implementing the ERP project might not be realized or the costs of implementation might outweigh the benefits realized. Actual results could differ materially from those expressed in these forward-looking statements.

Given the recent VERP and the number of remaining employees eligible for retirement in the near future (see “Risk Factors – Other Risk Factors applicable to U. S. Steel”), recruiting, developing and retaining a diverse workforce and a world-class leadership team are crucial to the long-term success of our company. However, in light of current business conditions, we have revised our near-term recruiting plans.

Steel Industry Background and Competition

The global steel industry is cyclical, highly competitive and has historically been characterized by overcapacity.

We believe that U. S. Steel is currently the eighth largest steel producer in the world, the largest integrated steel producer headquartered in North America, and one of the largest integrated flat-rolled producers in Central Europe. U. S. Steel competes with many North American and international steel producers. Competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills, which primarily use steel scrap and, increasingly, iron-bearing feedstocks as raw materials.

Mini-mills typically require lower capital expenditures for construction of facilities and may have lower total employment costs; however, these competitive advantages may be more than offset by the cost of scrap when scrap prices are high. Some mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers of flat-rolled products, who are able to manufacture a broader range of products. U. S. Steel provides defined benefit pension and/or other postretirement benefits to approximately 130,000 retirees and beneficiaries. Mini-mills and most of our other competitors do not have comparable retiree obligations.

Also, international competitors may have lower labor costs than U.S. producers and some are owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political, social and economic policy considerations, as well as prevailing market conditions. We also face competition in many markets from producers of materials such as aluminum, cement, composites, glass, plastics and wood.

The recent significant reduction in global steel production in late 2008 and into 2009 has resulted in decreases in many raw materials prices. We expect that such prices will rebound when global steel production returns to more customary levels. In contrast, prices for steelmaking commodities such as steel scrap, coal, coke, iron ore, zinc, tin and other metallic additions had escalated significantly over the last several years due primarily to growth in worldwide steel production, especially in China. Historically, we have had adequate iron ore pellet production in the United States to meet our needs. With the acquisition of USSC and indirectly with the acquisition of Lone Star, at high levels of steelmaking production we could be one to two million tons short in our iron ore pellet supply position in North America, although we expect to be self-sufficient for 2009. If the proposed expansion at our iron ore pellet operations in Keewatin, Minnesota begins production, we will return to a position of being able to fully satisfy our North American pellet requirements at normal levels of capability utilization. The operations in Keewatin were temporarily idled in December 2008, and we expect the expansion project to be deferred beyond 2009. We are about 75 to 80 percent self sufficient for coke in North America at normal operating levels. Our relatively balanced raw materials position in North America and limited dependence on purchased steel scrap have helped mitigate the volatility of our production costs.

Demand for flat-rolled products is influenced by a wide variety of factors, including but not limited to macro-economic drivers, the supply-demand balance, inventories, imports and exports, currency fluctuations, and the demand from flat-rolled consuming markets. The largest drivers of domestic consumption have historically been the automotive and construction markets which make up more than 50 percent of total sheet consumption. Other sheet consuming industries include appliance, converter, container, tin, energy, electrical equipment, agricultural, domestic and commercial equipment and industrial machinery.

Demand for oil country tubular goods depends on several factors, most notably the number of oil and natural gas wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and the drilling techniques utilized. The level of these activities depends primarily on the demand for natural gas and oil and the expectation of future prices of these commodities. Demand for our tubular products is also affected by the level of inventories maintained by manufacturers, distributors, and end users and by the level of imports in the markets we serve.

Steel imports to the United States accounted for an estimated 28 percent of the U.S. steel market in 2008, 26 percent in 2007 and 31 percent in 2006. Increases in future levels of imported steel could reduce future market prices and demand levels for steel produced in our North American facilities.

Imports of tubular products increased significantly in 2008. Oil country tubular goods (OCTG) accounted for a large share of the growth as they have more than doubled over 2007 levels. Imports of OCTG from China registered the most dramatic increase as they grew from 900,000 tons in 2007 to nearly 2.3 million tons in 2008. The U.S. market experienced a surge in tubular imports in the second half of 2008 that resulted in record OCTG inventories by the end of the year, which are expected to affect demand in 2009.

Imports of flat-rolled steel to Canada accounted for an estimated 25 percent of the Canadian market for flat-rolled steel products in 2008, 27 percent in 2007 and 34 percent in 2006.

Many of these imports have violated U.S. or Canadian trade laws. Under these laws, duties can be imposed against dumped products, which are products sold at a price that is below that producer’s sales price in its home market or at a price that is lower than its cost of production. Countervailing duties can be imposed against products that benefited from foreign government financial assistance for the benefit of the production, manufacture, or exportation of the product. For many years, U. S. Steel, other producers, customers and the United Steelworkers (USW) have sought the imposition of duties and in many cases have been successful. Such duties are generally subject to review every five years and we actively participate in such review proceedings.

Total imports of flat-rolled carbon steel products (excluding quarto plates and wide flats) to the EU27 (the 27 countries currently comprising the European Union (EU)) were 15 percent of the EU market in 2008, 17 percent in 2007 and 14 percent in 2006. Imported steel to the EU market coupled with declining demand starting late in 2008 contributed to record levels of inventory, all of which resulted in weakening market prices in late 2008 and early 2009.

On October 29, 2007, the European Confederation of Iron and Steel Industries (Eurofer), the European trade association of steel producers of which USSK is a member, filed an anti-dumping complaint against imports into the EU of hot-dipped metallic coated sheet and strip products originating in China. In December 2008, Eurofer withdrew its complaint, saying that the case was based on historical data that no longer fully reflected turbulent current market conditions, and the European Commission thereafter terminated its investigation.

We expect to continue to experience competition from imports and will continue to closely monitor imports of products in which we have an interest. Additional complaints may be filed if unfairly traded imports adversely impact, or threaten to adversely impact, financial results.

U. S. Steel’s businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted by substantially similar environmental conditions and thus does not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel’s competitive position with regard to domestic mini-mills, some foreign steel producers (particularly in developing economies such as China) and producers of materials which compete with steel, all of which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to our prior disposal of environmentally sensitive materials. Many of our competitors have fewer historical liabilities. For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

USSE conducts business primarily in Europe and USSC conducts business primarily in Canada. We are subject to market conditions in those areas which are influenced by many of the same factors that affect U.S. markets, as well as matters specific to international markets such as quotas and tariffs. Like our domestic operations, USSE and USSC are affected by worldwide overcapacity in the steel industry, the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. USSE and USSC are subject to different environmental regulations and other factors in Europe and Canada, respectively, that could negatively affect results of operations and cash flow. These environmental regulations and other factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, limits on emissions (see “Environmental Matters” for discussions regarding carbon dioxide emissions limits which are applicable to European Union member countries, and carbon dioxide emissions limitations which are expected to come into effect in Canada), limits on production, and quotas, tariffs and other protectionist measures. USSE and USSC are affected by volatile raw materials prices, and USSE has been affected by curtailments of natural gas available to Europe from Russia through Ukraine. USSS experienced natural gas curtailments during periods of peak demand in Eastern Europe and Russia in 2006, and both USSK and USSS experienced a curtailment for more than ten days in January 2009 related to Russia’s suspension of gas shipments to Europe.

U. S. Steel is subject to foreign currency exchange risks as a result of its European and Canadian operations. USSE’s revenues are primarily in euros and its costs are primarily in U.S. dollars, Serbian dinars and euros. USSC’s revenues are denominated in both Canadian and U.S. dollars. While most of USSC’s costs are in Canadian dollars, we make significant raw material purchases in U.S. dollars. In addition, the acquisition of USSC was funded from the United States and through the reinvestment of undistributed foreign earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can impact income when they are remeasured at the end of each quarter. An $815 million U.S. dollar-denominated intercompany loan to a European affiliate was the primary exposure at December 31, 2008.

Facilities and Locations

Flat-rolled

Except for the Fairfield pipe mill, the operating results of all the facilities within U. S. Steel’s integrated steel mills in North America are included in Flat-rolled. These facilities include Gary Works, Great Lakes Works, Mon Valley Works, Granite City Works, Lake Erie Works, Fairfield Works and Hamilton Works. The operating results of U. S. Steel’s iron ore pellet operations and many equity investees in North America are also included in Flat-rolled.

Gary Works, located in Gary, Indiana, has annual raw steel production capability of 7.5 million tons. Gary Works has three coke batteries, four blast furnaces, six steelmaking vessels, a vacuum degassing unit and four continuous slab casters. Gary Works generally consumes all the coke it produces and sells several coke by-products. Finishing facilities include a hot strip mill, two pickling lines, two cold reduction mills, three temper mills, a double cold reduction line, two tin coating lines and a hot dip galvanizing line. Principal products include hot-rolled, cold-rolled and coated sheets and tin mill products. Gary Works also produces strip mill plate. The Midwest Plant and East Chicago Tin are operated as part of Gary Works.

The Midwest Plant, located in Portage, Indiana, processes hot-rolled bands and produces tin mill products and hot dip galvanized, cold-rolled and electrical lamination sheets. Midwest facilities include a pickling line, two cold reduction mills, two temper mills, a double cold reduction mill, two hot dip galvanizing lines, a tin coating line and a tin-free steel line.

East Chicago Tin is located in East Chicago, Indiana and produces tin mill products. Facilities include a pickling line, a cold reduction mill, a temper mill, a tin coating line and a tin-free steel line.

Great Lakes Works, located in Ecorse and River Rouge, Michigan, has annual raw steel production capability of 3.8 million tons. Great Lakes facilities include three blast furnaces, two steelmaking vessels, a vacuum degassing unit, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, a temper mill, an electrolytic galvanizing line and a hot dip galvanizing line. Principal products include hot-rolled, cold-rolled and coated sheets. Great Lake Works was temporarily idled in December 2008.

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

The Clairton Plant is comprised of twelve coke batteries, two of which were operated for the Clairton 1314B Partnership, L.P. (1314B). On October 31, 2008, U. S. Steel acquired the interests in 1314B held by unrelated parties, and 1314B was terminated. There was no change in the operations at the Clairton Plant as a result of the transaction. Approximately 83 percent of 2008 coke production (including 1314B) was consumed by U. S. Steel facilities and the remainder was sold to or swapped with other domestic steel producers. Several coke by-products are sold to the chemicals and raw materials industries.

Granite City Works, located in Granite City, Illinois, has annual raw steel production capability of 2.8 million tons. Granite City’s facilities include two coke batteries, two blast furnaces, two steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Granite City Works generally consumes all the coke it produces and sells several coke by-products. Principal products include hot-rolled and coated sheets. Gateway is in the process of constructing a coke plant to supply Granite City Works and we are constructing a cogeneration facility that will utilize by-products and that we will own and operate. Steel production and finishing at Granite City Works was temporarily idled in December 2008.

Lake Erie Works, located in Nanticoke, Ontario, has annual raw steel production capability of 2.6 million tons. Lake Erie Works facilities include a coke battery, a blast furnace, two steelmaking vessels, a slab caster, a hot strip mill and three pickling lines. The pickling lines were acquired on August 29, 2008 and are included in Flat-rolled results as of that date. Principal products include slabs and hot-rolled sheets.

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

Hamilton Works, located in Hamilton, Ontario, has annual raw steel production capability of 2.3 million tons. Hamilton Works facilities include a coke battery, a blast furnace, three steelmaking vessels, a slab caster, a combination slab/bloom caster, a bar mill, a pickling line, a cold reduction mill and two hot dip galvanizing lines. Principal products include slabs and cold-rolled and coated sheets. Steel production at Hamilton Works was temporarily idled in November 2008.

We have iron ore pellet operations located at Mt. Iron (Minntac) and Keewatin (Keetac), Minnesota with annual iron ore pellet production capability of 22.4 million tons. During 2008, 2007 and 2006, these operations produced 21.3 million, 20.8 million and 22.1 million net tons of iron ore pellets, respectively. We previously announced a capital investment program at Keetac to increase production by modernizing and improving a pellet indurating line that has been idle since 1980. This expansion would increase Keetac’s iron pellet production capability by 3.6 million tons to a total annual capability of 9.6 million tons. We are currently involved in the permitting process, but Keetac was temporarily idled in December 2008 and we expect the expansion project to be deferred beyond 2009.

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

U. S. Steel and POSCO of South Korea participate in a 50-50 joint venture, USS-POSCO Industries (USS-POSCO), located in Pittsburg, California. The joint venture markets high quality sheet and tin mill products, principally in the western United States. USS-POSCO produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel from hot bands principally provided by U. S. Steel and POSCO, which each provide about 50 percent of its requirements. USS-POSCO’s annual production capability is approximately 1.5 million tons.

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

U. S. Steel and ArcelorMittal participate in the Double G Coatings Company, L.P. 50-50 joint venture (Double G), a hot dip galvanizing and Galvalume® facility located near Jackson, Mississippi, which primarily serves the construction industry. Double G processes steel supplied by each partner and each partner markets the steel it has processed by Double G. Double G’s annual production capability is approximately 315,000 tons.

U. S. Steel and Worthington Industries, Inc. (Worthington Industries) participate in Worthington Specialty Processing (Worthington), which consisted of a steel processing facility located in Jackson, Michigan until October 1, 2008, when the joint venture was expanded by the partners. U. S. Steel contributed ProCoil Company LLC, its steel processing subsidiary in Canton, Michigan, and Worthington Industries contributed Worthington Steel Taylor, its steel processing subsidiary in Taylor, Michigan, to the joint venture. As part of this transaction, U. S. Steel received a cash payout of $2.5 million and our ownership interest decreased from 50 percent to 49 percent. The facilities slit, cut to length and press blanks from steel coils to desired specifications. Worthington’s annual production capability is approximately 890,000 tons.

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

U. S. Steel, along with Feralloy Mexico, S.R.L. de C.V. and Mitsui & Co. (USA), Inc., participates in a joint venture, Acero Prime, S.R.L. de CV (Acero Prime). U. S. Steel has a 40 percent interest. Acero Prime operates in Mexico with facilities in San Luis Potosi and Ramos Arizpe, and a leased warehouse in Toluca. Acero Prime provides slitting, warehousing and logistical services. Acero Prime’s annual slitting capability is approximately 385,000 tons.

We have a 44.6 percent ownership interest in Wabush Mines (Wabush), which has a mine and concentrator in Wabush, Labrador and a pellet plant in Pointe Noire, Quebec. Wabush’s rated annual production capability is 6.4 million tons of iron ore pellets, of which our share is about 2.8 million tons, reflecting our ownership interest. Our share of 2008 production was 2.0 million tons.

U. S. Steel has a 14.7 percent ownership interest in Hibbing Taconite Company (Hibbing), which is based in Hibbing, Minnesota. Hibbing’s rated annual production capability is 9.1 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. Our share of 2008 production was 1.4 million tons.

We have a 15 percent ownership interest in Tilden Mining Company (Tilden), which is based in Ishpeming, Michigan. Tilden’s rated annual production capability is 8.7 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. Our share of 2008 production was 1.2 million tons.

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

USSK is headquartered at its integrated facility in Košice, Slovakia, which has annual raw steel production capability of 5.0 million tons. This facility has two coke batteries, three blast furnaces, four steelmaking vessels, a vacuum degassing unit, two dual strand casters, a hot strip mill, two pickling lines, two cold reduction mills, a temper mill, a temper/double cold reduction mill, three hot dip galvanizing lines, two tin coating lines, three dynamo lines and a color coating line. The final acceptance test for the new automotive-quality galvanizing line was completed in August 2008. Principal products include hot-rolled, cold-rolled and coated sheets and tin mill products. USSK also has facilities for manufacturing heating radiators, spiral welded pipe and refractories.

In addition, USSK has a full service research laboratory. In conjunction with our research facility in Munhall, Pennsylvania, the USSK lab supports efforts in cokemaking, electrical steels, design and instrumentation, and ecology.

USSS has an integrated plant in Smederevo, Serbia which has annual raw steel production capability of 2.4 million tons. Facilities at this plant include two blast furnaces, three steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a cold reduction mill, a temper mill and a temper/double cold reduction mill. Other facilities include a tin mill in Sabac with one tin coating line, a limestone mine in Kucevo and a river port in Smederevo, all located in Serbia. Principal products include hot-rolled and cold-rolled sheets and tin mill products.

Serbian Roll Service Company, d.o.o. is a 50-50 joint venture between USSS and Court Holdings (Europe) Ltd. Currently under construction, the operation will recondition finishing work rolls which require grinding and chrome plating. Anticipated start-up is late 2009.

Tubular

Tubular manufactures seamless and welded oil country tubular goods (OCTG) and other tubular products.

Seamless products are produced on a mill located at Fairfield Works in Fairfield, Alabama, and on two mills located in Lorain, Ohio. The Fairfield mill has annual production capability of 750,000 tons and is supplied with steel rounds exclusively from Fairfield Works. The Fairfield mill has the capability to produce outer diameter (O.D.)

sizes from 4.5 to 9.625 inches and has quench and temper, hydrotester, threading and coupling, and inspection capabilities. The Lorain mills have combined annual production capability of 780,000 tons and use steel rounds supplied by Fairfield Works and external sources. Lorain #3 Mill has the capability to produce O.D. sizes from 10.125 to 26 inches and has quench and temper, hydrotester, cutoff, and inspection capabilities. Lorain #4 Mill has the capability to produce O.D. sizes from 1.9 to 4.5 inches and has cut to length capabilities and uses Tubular Services in Houston for finishing.

Texas Operations manufactures welded OCTG, standard and line pipe and mechanical tubing products. Texas Operations #1 Mill has the capability to produce O.D. sizes from 7 to 16 inches. Texas Operations #2 Mill has the capability to produce O.D. sizes from 1.088 to 7.15 inches. Both mills have quench and temper, hydrotester, threading and coupling, and inspection capabilities. Bellville Operations manufactures welded tubular products primarily for OCTG. Bellville Operations has the capability to produce O.D. sizes from 2.375 to 4.5 inches and has limited hydrotester and cutoff capabilities. Texas Operations and Bellville Operations have combined annual production capability of 1.0 million tons and use hot-rolled products from Flat-rolled’s facilities. Bellville Operations was temporarily idled in January 2009 and we intend to temporarily idle Texas Operations at the end of February.

Welded products are also produced on a mill located in McKeesport, Pennsylvania, which is operated by Camp-Hill Corporation. The McKeesport mill has annual production capability of 315,000 tons and processes hot-rolled bands from Mon Valley Works and other U. S. Steel locations. This mill has the capability to produce, hydrotest, cut to length, and inspect O.D. sizes from 8.625 to 20 inches.

Wheeling Machine Products supplies couplings used to connect individual sections of oilfield casing and tubing. It produces sizes ranging from 2.375 to 20 inches at three locations: Pine Bluff, Arkansas, Hughes Springs, Texas and Houston, Texas.

Tubular Processing Services, located in Houston, Texas, provides thermal treating and end-finishing services for oilfield production tubing. Tubular Threading and Inspection Services, also located in Houston, Texas, provides threading, inspection and storage services to the OCTG market.

Fintube Technologies (Fintube), located in Tulsa, Oklahoma and Monterey, Mexico, manufactures specialty tubular products used in heat recovery technology applications. Fintube has a welded tube production mill, finning operations and an engineered products division.

U. S. Steel also has a 50 percent ownership interest in Apolo Tubulars S.A. (Apolo), a Brazilian supplier of welded casing, tubing, line pipe and other tubular products. Apolo’s annual production capability is approximately 150,000 tons.

In April 2007, U. S. Steel, POSCO and SeAH Steel Corporation, a Korean manufacturer of tubular products, formed United Spiral Pipe LLC to design, engineer and construct a manufacturing facility with annual production capability of 300,000 tons of spiral welded tubular products. U. S. Steel and POSCO each hold a 35-percent ownership interest in the joint venture, with the remaining 30-percent ownership interest being held by SeAH. Construction commenced in February 2008 and we expect start-up to occur in 2009.

Other Businesses

U. S. Steel’s Other Businesses include transportation services, the management and development of real estate and engineering and consulting services.

On January 31, 2009, we completed the sale of a majority of the operating assets of EJ&E to a subsidiary of Canadian National Railway Company. After-tax proceeds from the sale were approximately $210 million and U. S. Steel will record a net gain of approximately $60 million in the first quarter of 2009. The retained portion of EJ&E has been renamed Gary Railway Company. See Note 5 to the Financial Statements.

In addition to Gary Railway Company in Indiana, U. S. Steel owns Lake Terminal Railroad Company in Ohio; Union Railroad Company and McKeesport Connecting Railroad Company in Pennsylvania; Birmingham Southern

Railroad Company, Fairfield Southern Company, Inc., Mobile River Terminal Company, and Warrior and Gulf Navigation Company, all located in Alabama; Delray Connecting Railroad Company in Michigan and Texas & Northern Railroad Company in Texas; all of which comprise U. S. Steel’s transportation business.

U. S. Steel owns, develops and manages various real estate assets, which include approximately 200,000 acres of surface rights primarily in Alabama, Illinois, Maryland, Michigan, Minnesota and Pennsylvania. In addition, U. S. Steel participates in joint ventures that are developing real estate projects in Alabama and Maryland. U. S. Steel also owns approximately 4,000 acres of land in Ontario, Canada, which could potentially be sold or developed.

Met-Chem Canada Inc., a wholly owned subsidiary of U. S. Steel, is a consulting company providing engineering services in the mining and mineral processing sectors.

Raw Materials and Energy

Historically, supplies of raw materials and energy used to produce steel have been more than sufficient and costs were relatively stable. In the past several years, there has been a tightening of raw material availability and a substantial increase in purchase prices. The recent significant reduction in global steel production has resulted in decreases in many of these purchase prices. We expect that such prices will increase when global steel production returns to more customary levels. As an integrated producer, U. S. Steel’s primary raw materials are iron units in the form of iron ore or taconite, carbon units in the form of coal and coke (which is produced from coal) and steel scrap. The amounts of such raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel producing equipment. In broad terms, U. S. Steel estimates that it consumes about 1.4 tons of coal to produce one ton of coke and that it consumes a little less than 0.4 tons of coke and over 1.2 tons of iron ore pellets to produce one ton of raw steel. We also consume approximately 4,500 MMBTU’s of natural gas per ton shipped. While we believe that these estimates are useful for planning purposes, substantial variations occur. They are presented in order to give a general sense of raw material and energy consumption related to steel production.

Iron Ore

The iron ore facilities at Minntac and Keetac contain an estimated 761 million short tons of recoverable reserves. Our proportionate share of recoverable reserves at the Wabush, Hibbing and Tilden joint ventures is 103 million short tons. Recoverable tons means the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. At high levels of steelmaking production, we could be one to two million tons short of our Flat-rolled segment’s annual requirements. Any shortfalls would be purchased from outside sources, although we expect to be self sufficient in 2009. We previously announced a capital investment program at Keetac to increase production by modernizing and improving a pellet indurating line that has been idle since 1980. This expansion would return us to a position of being able to fully satisfy our North American pellet requirements at all operating levels. We are currently involved in the permitting process, but Keetac was temporarily idled in December 2008 and we expect the expansion project to be deferred beyond 2009.

USSE purchases most of its iron ore requirements from outside sources, but has also received iron ore from U. S. Steel’s iron ore facilities in the United States. We believe that supplies of iron ore adequate to meet USSE’s needs are available at competitive market prices. The main sources of iron ore for USSE are Russia and Ukraine, with supplemental supplies coming from Slovakia and Brazil.

Coal

All of U. S. Steel’s coal requirements for our cokemaking facilities are purchased from outside sources. We believe that supplies of coal adequate to meet our needs are available from outside sources at competitive market prices. U. S. Steel has entered into contracts at what we believe are competitive market prices for our coal requirements in 2009 and for a portion of our 2010 requirements. The main sources of coal for Flat-rolled are the United States and Canada; and for USSE include Poland, the Czech Republic, the United States, Canada, Russia and Ukraine.

Coke

Our Flat-rolled segment has the capability to supply 75 to 80 percent of its metallurgical coke requirements for hot metal production in blast furnaces at normal operating levels. Blast furnace coal injection is used at certain Flat-rolled facilities to reduce coke usage. In the United States, U. S. Steel operates cokemaking facilities at the Clairton Plant of Mon Valley Works, at Gary Works and at Granite City Works. We routinely sell or swap a portion of the coke production from our Clairton facility. In Canada, we operate cokemaking facilities at Hamilton Works and Lake Erie Works, which serve the steelmaking operations at USSC. Depending on production levels, we may purchase additional coke on the open market. To the extent that it is necessary or appropriate considering existing needs and/or applicable transportation costs, coke is purchased from or swapped with North American and international suppliers or other end-users.

The increase in coke production in 2008 was mainly due to the inclusion of production at Lake Erie Works and Hamilton Works for the entire year. Production had been decreasing over the last several years due mainly to the declining condition of the coke batteries at our Clairton Plant and the idling of one of the coke batteries at Gary Works in October 2005. We are planning a significant capital investment over a period of years for new coke oven batteries at our Clairton Plant, replacing existing batteries that are nearing the end of their useful lives and rehabilitating several other existing batteries. We are currently in the first phase of this investment, which includes construction of a technologically and environmentally advanced coke battery that will replace the current capacity of three older units, and rehabilitation of several existing coke batteries. Also, Gateway is in the process of constructing a coke plant to supply Granite City Works, while we are constructing a cogeneration facility that will utilize by-products and that we will own and operate.

USSE operates cokemaking facilities that primarily serve the steelmaking operations at USSK and may occasionally supply a portion of USSS’s needs. Depending on market conditions and operational schedules, USSK may purchase coke on the open market. Blast furnace coal injection at USSK reduces its coke requirements. USSS sources substantially all of its coke requirements from outside sources. We believe that supplies of coke adequate to meet USSE’s needs are available at competitive market prices. The main sources of coke for USSE in 2009 are expected to be Poland, Ukraine, Russia, Bosnia, Hungary and the Czech Republic.

Limestone

All of Flat-rolled’s limestone requirements are purchased from outside sources. We believe that supplies of limestone adequate to meet Flat-rolled’s needs are readily available from outside sources at competitive market prices.

The majority of USSE’s limestone requirements are purchased from outside sources. All limestone requirements for USSK are purchased from an outside source under a long-term contract. We source approximately 50 percent of USSS’s limestone requirements from outside sources with the balance coming from a limestone mine under our direct control. We believe that supplies of limestone adequate to meet USSE’s needs are available from outside sources at competitive market prices.

Zinc and Tin

We believe that supplies of zinc and tin required to fulfill the requirements for Flat-rolled and USSE are available from outside sources at competitive market prices.

Steel Scrap and Other Materials

We believe that supplies of steel scrap and other alloying and coating materials required to fulfill our requirements for Flat-rolled and USSE are available from outside sources at competitive market prices. Generally, approximately 40 percent of our steel scrap requirements is internally generated through normal operations.

Natural Gas

We utilized approximately 110,000,000 mmbtu’s of natural gas in 2008, all of which was purchased from outside sources.

We believe that supplies adequate to meet our North American needs are available at competitive market prices. About 60 percent of our natural gas purchases in the United States are based on bids solicited on a monthly basis from various vendors; approximately 10 percent are made through long-term contracts; and the remainder are made daily or with physical forward positions. About 75 percent of our Canadian gas purchases are based on solicited bids, on a monthly basis, from various vendors; and the remainder are made daily or with physical forward positions. We have executed physical forward positions consistent with anticipated business needs for natural gas because of the volatility of natural gas markets.

We believe that supplies adequate to meet USSE’s needs are normally available at competitive market prices. Natural gas prices in Slovakia and Serbia have been less volatile than in the United States; however, prices have increased over the last several years. USSE is dependent upon availability of natural gas from Russia through Ukraine. USSS experienced natural gas curtailments during periods of peak demand in Eastern Europe and Russia in 2006, and both USSK and USSS experienced a curtailment of more than ten days in January 2009 related to Russia’s suspension of gas shipments to Europe.

Both Flat-rolled and USSE use self-generated coke oven and blast furnace gas to reduce consumption of natural gas.

Commercial Sales of Product

U. S. Steel characterizes our sales as contract if sold pursuant to an agreement with defined pricing and a one year or longer duration, and as spot if sold pursuant to a shorter term contract. In 2008 approximately 55 percent, 30 percent and 3 percent of sales by Flat-rolled, USSE and Tubular, respectively, were contract sales. U. S. Steel does not consider sales backlog to be a meaningful measure since volume commitments in most contracts are based on each customer’s specific periodic requirements.

Environmental Matters

U. S. Steel maintains a comprehensive environmental policy overseen by the Corporate Governance and Public Policy Committee of the U. S. Steel Board of Directors. The Environmental Affairs organization has the responsibility to ensure that U. S. Steel’s operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Executive Environmental Committee, which is comprised of officers of U. S. Steel, is charged with reviewing our overall performance with various environmental compliance programs. Also, U. S. Steel, largely through the American Iron and Steel Institute, the Canadian Steel Producers Association, the World Steel Association and Eurofer, is involved in the promotion of cost effective environmental strategies through the development of appropriate air, water, waste and climate change laws and regulations at the local, state, national and international levels.

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

USSK is subject to the environmental laws of Slovakia and the EU. A related law of the EU commonly known as REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals, Regulation 1907/2006) requires the registration of certain substances that are produced in the EU or imported into the EU. USSK pre-registered various substances during the six-month pre-registration period that ended November 30, 2008, both on its own behalf and on behalf of U. S. Steel and certain of its subsidiaries that may be shipping products into the EU. USSK is compliant with REACH and intends to register its substances by the applicable deadlines to remain in compliance and be able to continue its businesses without material change.

USSS is subject to the environmental laws of Serbia. Under the terms of the acquisition in 2003, USSS is responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study in June 2004, which was submitted to the Government of Serbia. In January 2008, USSS entered into an agreement with the Serbian government that commits us to spend approximately $50 million before the end of 2009 to improve the environmental performance of our facilities. Spending for this commitment in 2008 was $35 million. The spending is focused on projects aimed at reducing air particulate emissions.

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

To comply with the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, the European Commission (EC) created an Emissions Trading System (ETS). Under the ETS, the EC establishes CO2 emissions limits for every EU member state and approves grants of CO2 emission allowances to individual emitting facilities pursuant to national allocation plans that are proposed by each of the member states. Emission allowances can be bought and sold by emitting facilities to cover the quantities of CO2 they emit in their operations. In 2004, the EC approved Slovakia’s national allocation plan for the period 2005 through 2007 (NAP I), which granted USSK fewer emissions allowances than were ultimately required. USSK purchased allowances to cover its shortfall for the NAP l allocation period. Based on the actual value of allowances purchased, a short-term other liability of $2 million was recognized on the balance sheet as of December 31, 2007. This amount was settled in 2008.

In July 2008, following approval by the EC of Slovakia’s national allocation plan for the 2008 to 2012 trading period (NAP II), Slovakia granted USSK more CO2 allowances per year than USSK received for NAP I. Based on actual carbon emissions in 2008, we believe that USSK will have sufficient emissions allowances for the NAP II period without purchasing additional allowances.

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

In the United States, the new Administration has announced its commitment to implement a national cap-and-trade program to reduce greenhouse gas emissions by 80 percent by 2050. The parameters and timetable of this proposed program have not been announced so it is impossible to estimate its impact on U. S. Steel, although it could be significant.

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet CAA obligations and similar obligations in Europe and Canada, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to domestic mini-mills, some foreign steel producers (particularly in developing economies such as China) and producers of materials which compete with steel, all of which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to our prior disposal of environmentally sensitive materials. Many of our competitors have fewer historical liabilities.

For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Air

The CAA imposes stringent limits on air emissions with a federally mandated operating permit program and civil and criminal enforcement sanctions. The CAA requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of Maximum Achievable Control Technology (MACT) Standards. The U.S. Environmental Protection Agency (EPA) has developed various industry-specific MACT standards pursuant to this requirement. The CAA requires EPA to promulgate regulations establishing emission standards for each category of Hazardous Air Pollutants. EPA must also conduct risk assessments on each source category that is already subject to MACT standards and determine if additional standards are needed to reduce residual risks.

The principal impact of the MACT standards on U. S. Steel operations includes those that are specific to cokemaking, ironmaking, steelmaking and iron ore processing.

The emission limitations for ironmaking and steelmaking sources could become more stringent if EPA’s residual risk analysis indicates that additional controls are necessary. EPA is required to complete this residual risk analysis by 2011. The impact of this risk analysis and any subsequent changes cannot be estimated at this time.

U. S. Steel’s cokemaking facilities are subject to two categories of MACT standards. The first category applies to pushing and quenching. EPA is required to make a risk-based determination for pushing and quenching emissions and determine whether additional emissions reductions are necessary from this process by 2011. EPA has yet to publish or propose any residual risk standards from these operations; therefore, the impact cannot be estimated at this time. The second category of MACT standards applying to coke facilities applies to emissions from charging, coke oven battery tops, and coke oven doors. With regard to these standards, U. S. Steel chose to install more stringent controls than MACT on some of its batteries, called Lowest Achievable Emissions Reductions (LAER). Such LAER batteries are not required to comply with certain residual risk standards until 2020. Because the scope of these anticipated changes are distant and relatively uncertain, the magnitude of the impact of these anticipated changes cannot be estimated at this time.

U. S. Steel’s iron ore processing operations are subject to the Taconite Iron Ore Processing MACT standards. These standards may change if EPA revises the MACT standards in response to a petition filed by an environmental advocacy group. In addition, EPA will make a risk-based determination for taconite iron ore processing and determine whether additional emissions reductions are necessary from this process by 2011. EPA has yet to publish or propose any residual risk standards from these operations; therefore, the impact of any changes cannot be estimated at this time.

The CAA also requires EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter and ozone. In 1997, EPA established 24-hour and annual standards for fine particles that are less than 2.5 micrometers in size and in 2006, EPA tightened the 24-hour standard but retained the annual standard.

States are required to demonstrate compliance with the 1997 fine particle standard by April 2010, with a possible extension to April 2015. On December 22, 2008, EPA designated areas in which U. S. Steel operates as “nonattainment” and “unclassified/attainment” for the 2006 fine particle standard. State Implementation Plans for the 2006 standard are expected to be due in early 2013, with attainment demonstrations with the 2006 standard expected to be made between 2014 and 2019.

It is anticipated that EPA’s fine particle programs could result in significant costs to U. S. Steel; however, it is impossible to estimate the magnitude of these costs at this time as state and federal agencies are still developing regulations for the programs and implementation is not expected until later in 2009 (1997 standard) and in 2019 (2006 standard).

Effective May 2008, EPA lowered its ground level ozone air quality standards, which could affect sources of nitrogen oxide and volatile organic compounds, which include coke plants, and iron and steel facilities. EPA is required to issue final designations of attainment, nonattainment and unclassifiable areas no later than March 2010 unless there is insufficient information to make these designation decisions. In that case, EPA will issue designations no later than March 2011. States must submit State Implementation Plans outlining how they will reduce pollution to meet the standards by a date that is no later than three years after EPA’s final designations. If EPA issues designations in 2010 or 2011, these plans would be due no later than 2013 or 2014, respectively. States are required to meet the standards by deadlines that may vary based on the severity of the problem in the area. It is anticipated that the ozone NAAQS revisions could result in significant costs to U. S. Steel; however, it is impossible to estimate the magnitude of these costs at this time since the implementation dates are unknown and distant.

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

Solid Waste

U. S. Steel continues to seek methods to minimize the generation of hazardous wastes in our operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks. Corrective action under RCRA related to past waste disposal activities is discussed below under “Remediation.” For additional information regarding significant enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings –Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Remediation

A significant portion of U. S. Steel’s currently identified environmental remediation projects relate to the remediation of former and present operating locations. A number of these locations were sold by U. S. Steel and are subject to cost-sharing and remediation provisions in the sales agreements. Projects include remediation of the Grand Calumet River, remediation of the former Geneva Works and the former Duluth Works, and the closure and remediation of permitted hazardous and non-hazardous waste landfills.

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

Property, Plant and Equipment Additions

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Note 11 to the Financial Statements.

Employees

As of December 31, 2008, U. S. Steel had approximately 29,000 employees in North America and approximately 20,000 in Europe. On February 6, 2009, U. S. Steel announced that approximately 500 employees have elected to retire under a Voluntary Early Retirement Program offered to certain non-represented Headquarters and Operations employees in the United States who met age and years-of-service criteria. The majority will be retiring on February 28, 2009.

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by collective bargaining agreements with the USW entered into effective September 1, 2008 (the 2008 CBAs) that expire in September 2012. The 2008 CBAs resulted in wage increases ranging from $0.65 to $1.00 per hour as of the effective date. Each subsequent September 1 thereafter during the contract term, employees will receive a four percent wage increase. The 2008 CBAs also require U. S. Steel to make annual $75 million contributions to a restricted account within our trust for retiree health care and life insurance during the contract period. The 2008 CBAs also provide for pension and other benefit enhancements for both current employees and retirees (see Notes 16 and 19 to the Financial Statements). At Granite City Works, a small number of employees are represented by the Bricklayers, Laborers International or International Chemical Workers unions. Agreements with these unions have varying expiration dates. A small number of employees at Texas Operations are represented by the Security, Police and Fire Professionals of America under an agreement that expires in September 2010. Hourly employees at the Bellville Operations are covered by a collective bargaining agreement with the USW that expires in June 2011. Hourly employees at Tubular Processing Services in Houston, Texas and Wheeling Machine Products in Hughes Springs, Texas have elected USW representation and negotiations for initial collective bargaining agreements are currently in process. Hourly employees engaged in transportation activities in the United States are represented by the USW and other unions and are covered by collective bargaining agreements with varying expiration dates. There are two collective bargaining agreements with the USW at USSC. The agreement covering employees at Lake Erie Works expires in July 2009 and the agreement covering employees at Hamilton Works expires in July 2010. All of the agreements in North America contain no-strike clauses. In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires in March 2012. Represented employees at USSS are covered by a collective bargaining agreement that expires in November 2009. Wage increases have been agreed to for all years for both USSE agreements; therefore, there will be no annual wage negotiations.

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

Also available on the U. S. Steel web site are U. S. Steel’s Corporate Governance Principles, our Code of Ethical Business Conduct and the charters of the Audit Committee, the Compensation & Organization Committee and the Corporate Governance & Public Policy Committee of the Board of Directors. These documents and the Annual Report on Form 10-K are also available in print to any shareholder who requests them. Such requests should be sent to the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-2998).

U. S. Steel does not intend to incorporate the contents of any web site into this document.

Other Information

Information on net sales, depreciation, capital expenditures and income from operations by reportable segment and for Other Businesses and on net sales and assets by geographic area are set forth in Note 3 to the Financial Statements.

For significant operating data for U. S. Steel for each of the last five years, see “Five-Year Operating Summary (Unaudited)” on pages F-64 and F-65.

Item 1A. RISK FACTORS

Risk Factors Concerning the Current Global Recession

The volatile global economic climate is having significant negative effects on our business and our forward view is limited because of low order backlogs and short lead times. All segments of our business have been impacted and such impacts have created certain new risks and have also affected the other risks set forth below.

U. S. Steel’s end product markets have been severely affected.

Our Flat-rolled and European segments sell to the automotive, appliance and construction-related industries, all of which have reported substantially lower customer demand due to the ongoing global recession. Prices for both oil and natural gas have fallen dramatically and this has led to a substantial decrease in oil and gas drilling activity, which has resulted in lower customer demand for our Tubular segment. As a result, U. S. Steel’s operating levels have fallen and will remain at depressed levels until our customers’ demand increases.

In addition to slackening demand by end customers, we believe that some of our customers are experiencing difficulty in obtaining credit or maintaining their ability to qualify for trade credit insurance, resulting in a further reduction in purchases and an increase in our credit risk exposure. The duration of the recession and the trajectory of the recovery for these industries may have a significant impact on U. S. Steel.

U. S. Steel may not be able to access financial markets and there may be difficulty drawing upon existing financial agreements.

Given the current economic environment, it is unclear on what terms if any we could access the capital markets. Lehman Brothers Commercial Bank (Lehman) holds a $15 million commitment in our $750 million credit facility (Credit Facility). With the bankruptcy filing by Lehman’s parent, we do not know if Lehman could or would fund its share of the commitment. Other lenders may be facing financial difficulties and may be unable or unwilling to honor a draw request. Accordingly, there may be a reduction of the sums normally available under our credit facilities. This decrease in available credit may increase the risk of our customers defaulting on their payment obligations to U. S. Steel and may cause some of our suppliers to be delayed in filling or to be unable to fill our needs. Customer defaults may trigger repurchases or reduce the availability under our accounts receivables facility. In addition, that facility is funded by the sale of commercial paper by the purchasers so volatility in the commercial paper market may increase costs under that facility. Interest rates under the Credit Facility, our other variable rate credit facilities and our term loans may be set by auction among the lenders or as a margin over published rates such as the London Interbank Offered Rate and the Fed Funds Rate, which may result in substantially higher interest rates.

U. S. Steel may face increased risks of customer and supplier defaults.

There is an increased risk of insolvency and other credit related issues of our customers, particularly those in hard hit industries such as automotive, construction and appliance. Also, there is the possibility that our suppliers may face similar risks.

U. S. Steel’s joint ventures and other equity investees are also being affected by the current global recession.

U. S. Steel’s joint ventures and other equity affiliates are also engaged in the production of raw materials and the production or sales of flat-rolled and tubular products. As such they face many of the same issues previously described concerning U. S. Steel. Since these entities are smaller than U. S. Steel they may have fewer resources available to them to respond to the current global recession.

Risk Factors Concerning the Steel Industry

Steel consumption is cyclical and worldwide overcapacity in the steel industry and the availability of alternative products have resulted in intense competition, which may have an adverse effect on profitability and cash flow, especially during periods of economic weakness.

Steel consumption is highly cyclical and generally follows economic and industrial conditions both worldwide and in regional markets. The steel industry has historically been characterized by excess world supply, which has led to substantial price decreases during periods of economic weakness. The current economic downturn has decreased the demand for our products and is negatively affecting our profitability and cash flow. Substitute materials are increasingly available for many steel products, which further reduces demand for steel.

Rapidly growing supply in China and other developing economies, which may increase faster than increases in demand in those economies, may result in additional excess worldwide capacity and falling steel prices.

Over the last several years, steel consumption in China and other developing economies has increased at a rapid pace. Steel companies have responded by developing plans to rapidly increase steel production capability in these countries. Steel production, especially in China, has expanded rapidly and appears to be well in excess of Chinese demand. Because China is now the largest worldwide steel producer by a significant margin, any significant excess Chinese capacity could have a major impact on world steel trade and prices if this excess and subsidized production is exported to other markets. Since the Chinese steel industry is largely government owned, it may not be as adversely impacted by the current world financial situation and it may make production and sales decisions for non-market reasons.

Increased imports of steel products into North America and Europe could negatively affect steel prices and demand levels and reduce our profitability.

Steel imports to the United States accounted for an estimated 28 percent of the domestic steel market in 2008, 26 percent in 2007 and 31 percent in 2006. Foreign competitors may have lower labor costs, and some are owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. The expiration in 2007 of a number of antidumping and countervailing duty orders may facilitate additional imports in 2009 and beyond. In addition, the recent strengthening of the U.S. dollar makes imports more attractive to steel purchasers in the United States.

Imports of tubular products increased significantly in 2008. Oil country tubular goods (OCTG) accounted for a large share of the growth as they have more than doubled over 2007 levels. Imports of OCTG from China registered the most dramatic increase as they grew from 900,000 tons in 2007 to nearly 2.3 million tons in 2008. The U.S. market experienced a surge in tubular imports in the second half of 2008 that resulted in record OCTG inventories by the end of the year, which is expected to affect demand in 2009.

Imports of flat-rolled steel to Canada accounted for an estimated 25 percent of the Canadian market for flat-rolled steel products in 2008, 27 percent in 2007 and 34 percent in 2006.

Total imports of flat-rolled carbon steel products to the EU27 were 15 percent of the EU market in 2008, 17 percent in 2007 and 14 percent in 2006.

Increases in future levels of imported steel to North America and Europe could reduce future market prices and demand levels for steel products produced in those markets.

Imports into the United States, Canada and the European Union have often violated the international trade laws of these jurisdictions. While in some cases U. S. Steel and others have been successful in obtaining relief under these laws, in other circumstances relief has not been received. When received, such relief is generally subject to automatic or discretionary recision or reduction. There can be no assurance that any such relief will be obtained or continued in the future or that such relief as obtained will be adequate.

Increases in prices and limited availability of raw materials and energy may constrain operating levels and reduce profit margins.

Steel producers require large amounts of raw materials – iron ore or other iron containing material, steel scrap, coke, coal, zinc, tin and other metallic additions for integrated producers such as U. S. Steel, and scrap, zinc and other metallic additions for mini-mill producers. Both integrated and mini-mill producers consume large amounts of energy. Over the last several years, prices for raw materials and energy have increased significantly. In many cases these prices have increased by a greater percentage or have decreased more slowly than the selling prices for steel products.

U. S. Steel and other steel producers have periodically been faced with problems in obtaining sufficient raw materials and energy in a timely manner due to shortages or transportation problems (such as shortages of barges, ocean vessels, rail cars or trucks, or unavailability of rail lines or of locks on the Great Lakes), resulting in production curtailments. USSE is dependent upon availability of natural gas from Russia through Ukraine. USSE experienced natural gas curtailments during periods of peak demand in Eastern Europe and Russia in 2006 and during Russia’s suspension of gas shipments to Europe in January 2009. Resulting production curtailments and escalated costs have reduced profit margins and any future curtailments and escalated costs may reduce profit margins.

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

International environmental requirements vary. While standards in the European Union, Canada and Japan are generally comparable to U.S. standards, other nations, particularly China, have substantially lesser requirements that may give competitors in such nations a competitive advantage.

Risk Factors Concerning U. S. Steel Legacy Obligations

Our retiree employee health care and retiree life insurance plan costs, most of which are unfunded obligations, and our pension plan costs in North America are higher than those of many of our competitors. These plans create a competitive disadvantage and negatively affect our profitability and cash flow.

We maintain defined benefit retiree health care and life insurance and defined benefit and defined contribution pension plans covering most of our North American employees and former employees upon their retirement. As of December 31, 2008, approximately 130,000 current employees, retirees and beneficiaries are participating in the plans to receive pension and/or medical benefits. At December 31, 2008, U. S. Steel’s benefit obligations for retiree medical and life insurance exceeded trust assets by $3.1 billion, an increase of $210 million from the amount at the end of 2007. The funded status of the projected pension benefit obligation decreased from a net overfunded position of $223 million at year-end 2007 to a net underfunded position of $2.0 billion at year-end 2008.

Most of our other benefits and pension benefits are subject to collective bargaining agreements with unionized workforces and will be subject to future negotiations. Minimum contributions to domestic qualified pension plans are controlled under ERISA and other government regulations. Minimum contributions to USSC pension plans are governed by an agreement entered into by Stelco and the Province of Ontario that U. S. Steel assumed in conjunction with the acquisition of Stelco. This agreement requires defined annual contributions until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation. Substantial cash contributions may be required to fund other benefits and pensions. Total costs for pension plans and other benefits are expected to be approximately $380 million in 2009, an increase of $153 million from 2008.

Many domestic and international competitors do not provide defined benefit retiree health care and life insurance and pension plans, and other international competitors operate in jurisdictions with government sponsored health care plans that may offer them a cost advantage. Benefit obligations under our plans are not tied to operating rates; therefore, our costs are not expected to decline as a result of the current global recession or any other future economic downturns.

U. S. Steel contributes to a multiemployer plan in the United States covering pensions for USW-represented workers formerly employed by National Steel and workers hired after May 2003. We have legal and contractual requirements for future funding of this plan, which will have a negative effect on our cash flows. The collective bargaining agreements with the USW entered into effective September 1, 2008 (the 2008 CBAs) increased our required contributions to this plan from $1.80 to $2.65 per hour worked. In addition, funding requirements for participants could increase as a result of any underfunding of this plan.

The recent turmoil in financial markets has led to significant declines in the value of equity investments that are held by the trusts under our pension plans and the trust to pay for retiree health care and life insurance benefits, which has contributed to the underfunded position at December 31, 2008. Since the Pension Protection Act of 2006 was enacted, U. S. Steel has not been required to make mandatory contributions to our main U.S. pension plan. Such contributions may be required in the future.

We have higher environmental remediation costs than our competitors. This creates a competitive disadvantage and negatively affects our profitability and cash flow.

U. S. Steel is involved in numerous remediation projects at currently operating facilities, facilities that have been closed or sold to unrelated parties and other sites where material generated by U. S. Steel was deposited. In addition, there are numerous other former operating or disposal sites that could become the subject of remediation.

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

Our steel production depends on the operation of critical pieces of equipment, such as blast furnaces, casters and hot strip mills. It is possible that we could experience prolonged periods of reduced production due to equipment failures at our facilities or those of our key suppliers. It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents and severe weather conditions. Production at USSE was curtailed in January 2009 due to the suspension of natural gas deliveries to Europe from Russia and we remain vulnerable to this risk. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions (such as shortages of barges, ocean vessels, rail cars or trucks, or unavailability of rail lines or of locks on the Great Lakes). To the extent that lost production could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and our unit production costs could be adversely affected.

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

Declines in the production levels of our major customers and customer payment defaults could have an adverse effect on our financial position, results of operations and cash flow.

Flat-rolled and USSE sell to the automotive, appliance and construction-related industries, all of which have reported substantially lower customer demand due to the ongoing global recession. Prices for both oil and natural gas have fallen dramatically leading to a reduction in oil and gas exploration and development, which in turn has resulted in lower customer demand for our Tubular segment. In addition to slackening demand by end customers, we believe that some of our customers are experiencing difficulty in obtaining credit, which has further reduced their purchases from us. The duration of the recession and the trajectory of the recovery for these industries may have a significant impact on U. S. Steel.

In some cases, these difficulties may result in bankruptcy filings or cessation of operations. If customers experiencing financial problems default on paying amounts owed to us, we may not be able to collect these amounts. Any material payment defaults by our customers could have an adverse effect on our results of operations and financial condition. The decrease in available credit may increase the risk of our customers defaulting on their payment obligations to U. S. Steel and may cause some of our suppliers to be delayed in filling or unable to fill our needs. Customer defaults may trigger repurchases or reduce the availability under our accounts receivables facility. In addition, that facility is funded by the sale of commercial paper by the purchasers so volatility in the commercial paper market may increase costs under that facility.

The terms of our indebtedness contain provisions that may limit our flexibility.

In 2007, we entered into a five-year $750 million revolving credit facility (Credit Facility) and five-year and three-year term loan facilities both in the amount of $500 million (Term Loan Facilities), with $655 million outstanding under the Term Loan Facilities at December 31, 2008. These facilities include an interest coverage ratio (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) covenant of 2:1 and a leverage ratio (consolidated debt to consolidated EBITDA) covenant of 3.25:1. We also issued $1.6 billion of Senior Notes in 2007 that contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the repurchase of the Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. Compliance with these covenants will depend upon future operating results and other factors that are at least partially outside of our control. These covenants may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.

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

“Change in control” clauses in our financial and labor agreements grant the other party rights to accelerate obligations and to terminate or extend our labor agreements,

Upon the occurrence of “change in control” events specified in our Senior Notes, Credit Facility, Term Loan Facilities and various other contracts and leases, the holders of our indebtedness may require us to immediately repurchase or repay that debt on less than favorable terms. Additionally, the 2008 CBAs give the USW the right to either terminate or extend the collective bargaining agreements for an additional four years.

A “change of control” is generally defined to include any of the following: (a) the acquisition by a person or group of at least 35 percent of our common stock, (b) a merger in which holders of our common stock own less than a majority of the equity in the resulting entity, or (c) replacement of a majority of the members of our Board of Directors.

Our operations expose us to uncertainties and risks in the countries in which we operate, which could negatively affect our results of operations and cash flow.

Our U.S. operations are subject to economic conditions and political factors in the United States, which if changed could negatively affect our results of operations and cash flow. Political factors include, but are not limited to, taxation, inflation, increased regulation, limitations on exports of energy and raw materials, and trade remedies. Actions taken by the new U.S. Administration could affect our results of operations and cash flow.

USSK, located in Slovakia, USSS, located in Serbia, and USSC, located in Canada, constitute 39 percent of our total raw steel production capability. All of them are subject to economic conditions and political factors in the countries in which they are located, and USSK is additionally subject to economic conditions and political factors associated with the European Union and the euro currency. Changes in any of these economic conditions or political factors could negatively affect our results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, government instability, civil unrest, increased regulation and quotas, tariffs and other protectionist measures.

Any future foreign acquisitions would expose us to similar risks.

We are subject to significant foreign currency risks, which could negatively impact our profitability and cash flows.

Our foreign operations accounted for approximately 34 percent of our net sales in 2008. The financial condition and results of operations of USSK, USSS and USSC are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The appreciation of the U.S. dollar against these foreign currencies could have a negative impact on our consolidated profitability.

In addition, the acquisition of USSC was funded from the United States, as well as through the reinvestment of undistributed foreign earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can have a non-cash impact on income when they are remeasured at the end of each quarter. An $815 million U.S. dollar-denominated intercompany loan to a European affiliate was the primary exposure at December 31, 2008.

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

The new U.S. Administration has announced its commitment to implement a national cap-and-trade program to reduce greenhouse gas emissions by 80 percent by 2050. The parameters and timetable of this proposed program have not been announced but it could have a negative impact on production levels, income and cash flows. Furthermore, it could have negative impacts on our suppliers and customers that could result in higher costs and lower sales for us.

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

The European Commission (EC) has established a CO2 emission trading scheme for EU member countries. Under this program Slovakia has received fewer CO2 emissions allowances than it requested for both the first period (2005 through 2007) and second period (2008 through 2012). The Slovak Ministry of the Environment, in turn, awarded USSK fewer allowances than USSK had requested for both periods. USSK purchased emissions allowances to cover its shortfall for the first period and, as to future periods, we may be required to reduce USSK’s production or purchase emission allowances, either of which may have a negative impact on income and cash flows.

Our business requires substantial expenditures for debt service, contingent obligations, capital investment, operating leases and maintenance that we may be unable to fund.

With $3,145 million of debt outstanding as of December 31, 2008, we have significant debt service requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2008, total capital expenditures were $3.5 billion, including $161 million of expenditures by Gateway Energy & Coke Company, LLC (Gateway)

that are consolidated in our financial results based on Financial Accounting Standards Board Interpretation No. 46(R). At December 31, 2008, our contract commitments to acquire property, plant and equipment totaled $271 million and we were obligated to make aggregate lease payments of $186 million under operating leases. We are planning a significant capital investment over a period of years for new coke oven batteries at our Clairton Plant, replacing existing batteries that are nearing the end of their useful lives and rehabilitating several other existing batteries. We are currently in the first phase of this investment, which includes construction of a technologically and environmentally advanced coke battery that will replace the current capacity of three older units, and rehabilitation of several existing coke batteries. Also, Gateway is in the process of constructing a coke plant to supply Granite City Works and we are constructing a cogeneration facility that will utilize by-products and that we will own and operate. Should we choose to defer capital expenditures to conserve cash, it could become more expensive to complete such deferred projects in the future.

In addition to capital expenditures and lease payments, we spend significant amounts for maintenance of raw material, raw steel and steel-finishing production facilities.

As of December 31, 2008, we had contingent obligations consisting of indemnity obligations under active surety bonds, trusts and letters of credit totaling approximately $147 million, operating lease obligations of approximately $29 million that may be declared immediately due and payable in the event of the bankruptcy of Marathon Oil Corporation, and contractual purchase commitments under purchase orders and “take or pay” arrangements of approximately $13.5 billion.

Our business may not generate sufficient operating cash flow, or external financing sources may not be available in amounts sufficient, to enable us to service or refinance our indebtedness or to fund other liquidity needs. We intend indefinitely to reinvest undistributed foreign earnings outside the United States; however, if we need to repatriate funds in the future to satisfy our liquidity needs, the tax consequences would reduce income and cash flow.

We have approximately $1.2 billion of revolving credit facilities and a $500 million accounts receivable securitization facility, which provide us with available financing to meet our cash needs. In light of the current volatile market environment, we may not be able to obtain the full amount of the funds available under these facilities.

U. S. Steel is exposed to uninsured losses.

U. S. Steel’s insurance coverage against catastrophic casualty and business interruption exposures contains certain common exclusions, substantial deductibles and self insurance retentions.

Our collective bargaining agreements may limit our flexibility.

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by the 2008 CBAs, which expire in September 2012. These agreements contain provisions that prohibit us from pursuing any North American transaction involving steel or steel-related assets without the consent of the USW, grant the USW a right to bid on any sale of one or more facilities covered by the 2008 CBAs, require us to make reasonable and necessary capital expenditures to maintain the competitive status of our domestic facilities and require mandatory pre-funding of a trust for retiree health care and life insurance. These agreements also restrict our ability to trade, sell or use foreign-produced coke and iron ore in North America, and further require that the ratio of non-USW employees to USW employees at our domestic facilities not exceed one to five.

While other domestic integrated unionized steel producers have similar requirements in their agreements with the USW, some foreign and non-union domestic producers are not subject to such requirements.

There are risks associated with past acquisitions, as well as any acquisitions we may make in the future.

The Lone Star and Stelco acquisitions created $1.6 billion of goodwill on our balance sheet as of December 31, 2008, which exposes us to the risk of future impairment charges.

The Lone Star acquisition increased our tubular production capacity by more than 50 percent and the Stelco acquisition increased our North American steelmaking capability by 25 percent, thereby increasing our exposure to cyclical downturns in historically cyclical industries such as oil and gas, service center, conversion, automotive, construction and appliance.

The success of any future acquisitions will depend substantially on the accuracy of our analysis concerning such businesses and our ability to complete such acquisitions on favorable terms, to finance such acquisitions and to integrate the acquired operations successfully with existing operations. If we are unable to integrate new operations successfully, our financial results and business reputation could suffer. Our recent acquisitions involved purchase prices significantly higher than the prices we paid for our acquisitions in 2003. Such prices will make it more difficult to achieve adequate financial returns. Additional risks associated with acquisitions are the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience. International acquisitions may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations and countries. Antitrust and similar laws in foreign jurisdictions may prevent us from completing acquisitions.

We may be subject to litigation, the disposition of which could negatively affect our profitability and cash flow in a particular period.

Our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation currently pending in the courts or by litigation that may be filed against us in the future. For information regarding our current significant legal proceedings, see Item 3. Legal Proceedings.

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

A significant number of U. S. Steel’s U.S.-based non-represented employees will be eligible for retirement over the next several years.

Over the last few years we have intensified our recruitment, training and retention efforts so that we may continue to optimally staff our operations. Failure to do so could negatively affect our future performance.

In response to the current economic situation, we have laid off many employees mainly at our idled facilities, have placed a temporary freeze on hiring and have offered a voluntary early retirement program (VERP) to certain non-represented employees. We are closely monitoring the impact of these actions to ensure that long-term staffing needs of our company will be met. Approximately 500 employees accepted the VERP and the majority will be retiring on February 28, 2009.

The current cost reduction actions will increase the number of personnel and organization changes and may increase the risk of internal control failures. We are monitoring these changes closely and expanding our training program.

We may experience difficulties implementing our enterprise resource planning (ERP) system.

We are currently implementing an ERP system to help us operate more efficiently. This is a complex project, which is expected to be implemented in several phases over the next several years. We may not be able to successfully implement the ERP program without experiencing difficulties. In addition, the expected benefits of implementing the ERP system may not be realized or the costs of implementation may outweigh the realized benefits. We recently extended the implementation schedule to reduce near-term costs. This action will delay the realization of benefits from this project and may add to final project costs.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following tables list U. S. Steel’s main properties, their locations and their products and services:

North American Operations

Property	Location	Products and Services
Gary Works	Gary, Indiana	Sheets; Tin mill; Strip mill plate; Coke
Midwest Plant	Portage, Indiana	Sheets; Tin mill
East Chicago Tin	East Chicago, Indiana	Tin mill
Great Lakes Works	Ecorse and River Rouge, Michigan	Sheets
Mon Valley Works
Irvin Plant	West Mifflin, Pennsylvania	Sheets
Edgar Thomson Plant	Braddock, Pennsylvania	Slabs
Fairless Plant	Fairless Hills, Pennsylvania	Galvanized sheets
Clairton Plant	Clairton, Pennsylvania	Coke
Granite City Works	Granite City, Illinois	Sheets; Coke
Lake Erie Works	Nanticoke, Ontario, Canada	Slabs; Sheets; Coke
Hamilton Works	Hamilton, Ontario, Canada	Slabs; Sheets; Coke; Bars
Fairfield Works	Fairfield, Alabama	Sheets; Tubular
Z-Line Company(b)	Hamilton, Ontario, Canada	Galvanized sheets
USS-POSCO Industries(a)	Pittsburg, California	Sheets; Tin mill
PRO-TEC Coating Company(a)	Leipsic, Ohio	Galvanized sheets
Double Eagle Steel Coating Company(a)	Dearborn, Michigan	Galvanized sheets
Double G Coatings Company, L.P.(a)	Jackson, Mississippi	Galvanized and Galvalume® sheets
Worthington Specialty Processing(a)	Jackson, Canton and Taylor, Michigan	Steel processing
Feralloy Processing Company(a)	Portage, Indiana	Steel processing
Chrome Deposit Corporation(a)	Various	Roll processing
Acero Prime, S.R.L. de C.V.(a)	San Luis Potosi and Ramos Arizpe, Mexico	Steel processing; Warehousing
Baycoat Limited Partnership(a)	Hamilton, Ontario, Canada	Steel processing
D.C. Chrome Limited(a)	Stony Creek, Ontario, Canada	Roll processing
Lorain Tubular Operations	Lorain, Ohio	Tubular
Texas Operations	Lone Star, Texas	Tubular
Bellville Operations	Bellville, Texas	Tubular
Wheeling Machine Products	Pine Bluff, Arkansas and Hughes Springs and Houston, Texas	Tubular couplings
Tubular Processing Services	Houston, Texas	Tubular processing
Tubular Threading and Inspection Services	Houston, Texas	Tubular threading, inspection and storage services
Fintube Technologies, Inc.	Tulsa, Oklahoma and Monterrey, Mexico	Tubular
United Spiral Pipe, LLC(a)	Pittsburg, California	Tubular
Minntac iron ore operations	Mt. Iron, Minnesota	Iron ore pellets
Keetac iron ore operations	Keewatin, Minnesota	Iron ore pellets
Hibbing Taconite Company(a)	Hibbing, Minnesota	Iron ore pellets
Wabush Mines(a)	Wabush, Labrador, Canada and Pointe Noire, Quebec, Canada	Iron ore pellets
Tilden Mining Company(a)	Ishpeming, Michigan	Iron ore pellets
Transtar(c)	Alabama, Illinois, Indiana, Michigan, Ohio, Pennsylvania, Texas	Transportation services
(a)	Equity investee
(b)	A consolidated partnership in which U. S. Steel owns less than 100 percent
(c)	Effective with the sale of a major portion of the Elgin, Joliet and Eastern Railway Company on January 31, 2009, Transtar no longer operates in Illinois.

Other Operations
Property	Location	Products and Services
U. S. Steel Košice	Košice, Slovakia	Sheets; Tin mill; Strip mill plate; Tubular; Coke; Radiators; Refractories
U. S. Steel Serbia	Smederevo, Sabac and Kucevo, Serbia	Sheets; Tin mill; Strip mill plate; Limestone
Apolo Tubulars S.A.(a)	Lorena, Sao Paulo, Brazil	Tubular
Serbian Roll Service Company, d.o.o.(a)	Smederevo, Serbia	Roll Processing
(a)	Equity investee

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

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Note 11 to the Financial Statements.

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

General Litigation

In March 2008, the Indiana Court of Appeals reversed a previous decision of the Indiana Utilities Regulatory Commission involving a rate escalation provision in U. S. Steel’s electric power supply contract with Northern Indiana Public Service Company and a reserve of $45 million related to prior year effects was established in the first quarter. In September 2008, the Indiana Supreme Court granted U. S. Steel’s petition to transfer the matter to that court, where the merits of the case were argued in November 2008. We are awaiting a decision.

On March 20, 2008, ArcelorMittal Dofasco, Inc. (Dofasco) served USSC with a statement of claim filed in the Ontario Superior Court of Justice seeking to require Cleveland Cliffs Inc., now Cliffs Natural Resources Inc., and USSC to complete a proposed transaction to sell their interests in the Wabush iron ore joint venture to Dofasco and to pay C$427 million in damages (approximately $349 million) or, alternatively, to pay damages of C$1.8 billion (approximately $1.5 billion) if the sale did not take place. On November 5, 2008, the court granted USSC’s Motion to Strike and Dofasco’s claim against USSC has been dismissed.

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

Asbestos Litigation

As of December 31, 2008, U. S. Steel was a defendant in approximately 450 active cases involving approximately 3,050 plaintiffs (claims). At December 31, 2007, U. S. Steel was a defendant in approximately 325 active cases involving approximately 3,000 plaintiffs. During 2008, settlements and dismissals resulted in the disposition of approximately 400 claims and U. S. Steel paid approximately $13 million in settlements. New filings added approximately 450 claims.

Almost 2,600, or approximately 85 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Of these claims, about 1,550 are pending in Mississippi and about 1,050 are pending in Texas. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Mississippi and Texas have amended their laws to curtail mass filings. As a consequence, most of the claims filed in 2008 and 2007 involve individual or small groups of claimants.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 190 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The following table shows activity with respect to asbestos litigation:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
2006	8,400	5,150	450	3,700	$8
2007	3,700	1,230	530	3,000	$9
2008	3,000	400	450	3,050	$13

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

Environmental Proceedings

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2008, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

At December 31, 2008, U. S. Steel had been identified as a PRP at a total of 23 CERCLA sites where liability is not resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for cleanup and remediation costs will be between $1 million and $5 million for two of these sites, will be between $100,000 and $1 million per site for seven of these sites, and will be under $100,000 per site for 12 of these sites. At the remaining two sites, management estimates U. S. Steel’s share in the future cleanup costs to be $32.6 million, although it is not possible to accurately predict the amount of final allocation of such costs. One site is known as the Municipal & Industrial Disposal Co. site in Elizabeth, Pennsylvania. In October 1991, the Pennsylvania Department of Environmental Resources placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation, which was issued in 1997. U. S. Steel and the Pennsylvania Department of Environmental Protection (PADEP) signed a Consent Order and Agreement on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. In 2003 the Consent Order and Agreement became final. U. S. Steel has completed the remedial design for this site and it is being reviewed by PADEP. The other site is the former Duluth Works, which was listed by the Minnesota Pollution Control Agency (MPCA) under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The U.S. Environmental Protection Agency (EPA) has included the Duluth Works site with the St. Louis River Interlake Duluth Tar site on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel has prepared a conceptual habitat enhancement plan (HEP) that includes measures to address contaminated sediments in the St. Louis River Estuary. MPCA (on behalf of EPA) has completed its second five-year review for the site. As a result, additional data collection will be required to address data gaps identified in the five-year review and corrective measures will be required to address the recently discovered areas of contamination on the upland property. Study, investigation and oversight costs along with implementation of corrective measures on the upland property and implementation of the HEP are currently estimated at $25.6 million.

In addition, there are 11 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.

Other Remediation Activities

There are 48 additional sites where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 13 of these sites will be under $100,000 per site, another 18 sites have potential costs between $100,000 and $1 million per site, and 10 sites may involve remediation costs between $1 million and $5 million per site. As described below, costs for remediation, investigation, restoration or compensation are estimated to be in excess of $5 million per site at two sites and in excess of $10 million per site at two sites. Potential costs associated with remediation at the remaining three sites are not presently determinable.

Gary Works

On January 26, 1998, pursuant to an action filed by EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of December 31, 2008, project costs have amounted to $60.8 million. U. S. Steel completed additional dredging in 2007, and submitted a Dredge Completion Report to EPA in May 2008. Although further dredging is not expected, $1.1 million is accrued for possible additional work that may be required to complete the project and obtain EPA approval. The Corrective Action Management Unit (CAMU) which received dredged materials from the Grand Calumet River could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $1.4 million through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel will pay the public trustees $1.0 million at the end of the sediment remediation project for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $903,000. In total, the accrued liability for the above projects based on the estimated remaining costs was $4.4 million at December 31, 2008.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a closure plan to the Indiana Department of Environmental Management (IDEM) for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a Solid Waste Management Unit (SWMU) under corrective action. In addition, U. S. Steel has submitted a revised closure plan for T2 and a closure plan for D5 and plans to submit a closure plan for the TTP Area in the first quarter of 2009. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring is $6.1 million for D5 and TTP, $3.9 million for T2 and $10.9 million for D2 including a portion of the Refuse Area, at December 31, 2008.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Four self-implementing interim measures have been completed. Through December 31, 2008, U. S. Steel had spent approximately $27.0 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel has submitted a proposal to EPA seeking approval for perimeter groundwater monitoring and is developing a proposal for a corrective measure to address impacted sediments in the West Grand Calumet Lagoon. In addition, U. S. Steel has submitted a conceptual sampling and analysis plan for the Solid Waste Management Areas east of the Vessel Slip Turning Basin, has submitted a Self-Implementing Stabilization Measure (SISM) proposal for the design of a full scale groundwater treatment system to address benzene impacted groundwater east of the vessel slip, and continues to operate a groundwater treatment system for the coke plant. The costs for the above mentioned activities, including operation and maintenance of the coke plant groundwater treatment system for 2009, are estimated to be $15.8 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement corrective measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the corrective measures for soil contamination to be approximately $3.5 million. Closure costs for the CAMU are estimated to be an additional $6.1 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was $25.4 million at December 31, 2008, based on the estimated remaining costs.

In October 1996, U. S. Steel was notified by IDEM, acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs. A Consent Decree memorializing this settlement was entered on the record by the court and thereafter became effective April 1, 2005. U. S. Steel has paid our entire share of the assessment costs and $16.5 million of our share of the restoration costs to the public trustees. A balance of $4.0 million in restoration costs to complete our settlement obligations remained as an accrued liability as of December 31, 2008.

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

On July 3, 2008, EPA Region V issued a Notice of Violation/Finding of Violation (NOV/FOV) alleging violations resulting from a multi-media inspection conducted in May 2007 and subsequent information collection requests pursuant to Section 114 of the Clean Air Act. These alleged violations include those currently being prosecuted by IDEM that are identified above. Other alleged violations include the reline of No. 4 Blast Furnace in 1990 without a New Source Review/Prevention of Significant Deterioration permit, and opacity limit excursions from hot iron transfer cars, slag skimming, slag pits, and the blast furnace casting house. The NOV/FOV also alleges violations relating to hydrochloric acid pickling, blast furnace relief valves and blast furnace flares. While a penalty demand is expected, EPA Region V has not yet made such a demand. Since issuing the NOV/FOV, EPA Region V has issued additional Section 114 information requests to Gary Works. U. S. Steel has responded to the requests and is currently negotiating resolution of the NOV/FOV and other request issues with EPA Region V and IDEM.

Mon Valley Works

On March 17, 2008, U. S. Steel entered a Consent Order and Agreement (COA) with the Allegheny County Health Department (ACHD) to resolve alleged opacity limitation and pushing and traveling violations from older coke oven batteries at its Clairton Plant and to resolve alleged opacity violations from its Edgar Thomson Plant. The COA required U. S. Steel to pay a civil penalty of $301,800 to resolve past alleged violations addressed by the COA. U. S. Steel paid the civil penalty on March 25, 2008. The COA requires U. S. Steel to conduct interim repairs on existing batteries, and make improvements at the Ladle Metallurgical Facility and Steelmaking Shop at the Edgar Thomson Plant. In November 2007, U. S. Steel announced that it is considering plans to upgrade the Clairton Plant. These upgrades are being conducted in two phases and address the alleged violations and improve coking performance. The first phase is under construction and includes replacing Batteries 7 through 9 with a new six meter “C” Battery that employs Best Available Control Technology (BACT); and the second phase, which has not yet begun, would include replacing Batteries 1 though 3 with a new six meter “D” Battery, that would also employ BACT. In addition, U. S. Steel is upgrading its existing Batteries 19 and 20. U. S. Steel estimates that these investments will exceed $1 billion. U. S. Steel is also making upgrades at its Edgar Thomson Plant that would reduce emissions. In January 2008, U. S. Steel submitted an installation air permit application for “C” Battery. The final installation air permit for “C” Battery was issued by ACHD on July 24, 2008. U. S. Steel submitted an installation air permit application for “D” Battery in July 2008.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After the acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending an “in-place” closure of the East Side SWMU. The cost to close the East Side SWMU is expected to be $4.0 million and was recorded as an accrued liability as of December 31, 2008.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $729,000. It is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 27 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The

Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase I RFI work plan was approved and field sampling for the work plan was completed in 2004. U. S. Steel submitted a Phase I RFI Report to ADEM in February 2005. ADEM approved the Phase I RFI Report and is reviewing a Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $680,000. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Based on results from our Phase I facility investigation of Ensley, U. S. Steel identified approximately two acres of land at the former coke plant for remediation. As of December 31, 2008, costs to complete the remediation of this area have amounted to $1.3 million. An additional $50,000 is accrued for project contingencies. In total, the accrued liability for the projects described above was $1.0 million at December 31, 2008, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 27 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (Ohio EPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. On December 15, 2006, U. S. Steel received a letter from Ohio EPA that requires U. S. Steel to complete an evaluation of human exposure and update the previous RCRA preliminary site assessment. As of December 31, 2008, U. S. Steel has spent $91,000 on studies at this site. Costs to complete additional studies are estimated to be $344,000. It is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 27 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Great Lakes Works

On January 6, 2006, Great Lakes Works received a proposed administrative consent order from the Michigan Department of Environmental Quality (MDEQ) that alleged violations of NPDES permits at the facility. On February 13, 2007, MDEQ and U. S. Steel agreed to a revised Administrative Consent Order that resolves this matter. As required by the Administrative Consent Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identifies certain compliance actions that address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. One of the compliance actions addresses three river basins along the Detroit River and U. S. Steel has completed the corrective measure necessary to remove historical basin sediments from these areas. As of December 31, 2007, $1.8 million had been spent on the project. In addition, $661,000 was accrued for possible additional requirements to obtain MDEQ approval. Another compliance action includes modifications to the Cold Mill Wastewater Treatment Plant where U. S. Steel has agreed to rehabilitate four clarifiers and two wastewater conveyance pipelines, upgrade the computer control system and evaluate other potential improvements of this system. The vast majority of the elements of this project have been completed at a cost of $8.6 million and U. S. Steel anticipates spending an additional $1.9 million, most of which will be capitalized. Costs to complete the few remaining compliance actions are presently not determinable.

EPA Region V has conducted inspections and issued information and emission testing requests under Section 114 of the Clean Air Act regarding operations at Great Lakes Works. U. S. Steel has responded to the requests and has held discussions with EPA Region V and MDEQ regarding the requests and the regulatory agencies’ concerns. Further discussions are planned in 2009.

Granite City Works

Granite City Works received two NOVs, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. On September 14, 2005, the Illinois Attorney General filed a complaint in the Madison County Circuit Court, titled People of the State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation, which included the issues raised in the two NOVs. In December 2006, IEPA added to its complaint by adding a release of coke oven gas in February 2006. In October 2007, the Court entered a Second Supplemental Complaint in which IEPA added alleged violations regarding excessive opacity emissions from the blast furnace, and incorrect sulfur dioxide (SO2) emission factors regarding blast furnace gas emissions. On December 18, 2007, U. S. Steel entered into a Consent Order with the Illinois Attorney General and IEPA that resolved the Complaint, as supplemented. The Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Order; and (4) submit to IEPA a revised permit application with the correct SO2 emission factors, which U. S. Steel submitted in January 2008. On March 31, 2008, U. S. Steel submitted a revised BOF Compliance Schedule and requested to modify the Order consistent with the revised BOF Compliance Schedule. U. S. Steel is currently negotiating with IEPA and the Illinois Attorney General as to what upgrades at the BOF will precede the compliance demonstration. Therefore, the compliance demonstration deadline for the BOF is indefinitely postponed by agreement of the parties.

EPA Region V has conducted inspections and issued information and emission testing requests under Section 114 of the Clean Air Act regarding operations at Granite City Works. U. S. Steel has responded to the requests and has held discussions with EPA Region V and MDEQ regarding the requests and the regulatory agencies’ concerns. Further discussions are planned in 2009.

At Granite City Works, U. S. Steel and Gateway Energy & Coke Company, LLC (Gateway), a subsidiary of SunCoke Energy, Inc., have agreed with two environmental advocacy groups to establish an Environmental Trust Fund (Trust), which requires the permittees (U. S. Steel and Gateway) to collectively deposit $1.0 million by September 30th of each year, beginning September 30, 2008 and ending September 30, 2012. U. S. Steel contributed $500,000 to the Trust on September 30, 2008, which amounted to its share of the required 2008 deposit. As grantors, U. S. Steel and Gateway have established the Trust as a part of the cost to construct a heat recovery coke plant adjacent to Granite City Works. The capital contribution and all net income of the Trust are to be used for the purposes of promoting energy efficiency, greenhouse gas reductions and PM2.5 emission reduction, to be implemented in the local community where the Granite City Works is located. The Trust can be used for projects at public buildings or property owned by the city, local schools, parks and library districts.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an asset sales agreement and a permit issued by the Utah Department of Environmental Quality. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, developed work plans, initiated remedial measures on certain areas of the site, completed remediation on others, and continues to conduct field investigations. U. S. Steel has recorded a liability of $18.7 million as of December 31, 2008, for our estimated share of the remaining costs of remediation. In addition, U. S. Steel anticipates that corrective measures to address the existing tar pond could add significant costs to this project that are presently not determinable. As a result, it is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 27 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs and U. S. Steel is investigating a remedy for impacted ground water at the former wire mill. U. S. Steel is also in discussions with the California Department of Toxic Substances Control (DTSC) about whether or not additional corrective measures may be required at three remaining SWMUs within the facility. Arsenic impacted soils have been delineated at two of the SWMUs. While it is likely that corrective measures will be required at one or more of these SWMUs, it is not possible at this time to define a scope or estimate costs for what may be required by DTSC. It is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 27 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Other

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order to conduct an investigation and develop remediation alternatives. In 2004, a remedial action design report was submitted to and approved by KDHE. Implementation of the preferred remedy was essentially completed in late 2007. The respondents are finalizing the Removal Action Summary report, deed restrictions and operating and maintenance plans for approval by KDHE. In 2005, KDHE and the U.S. Fish and Wildlife Service asserted a claim against U. S. Steel and SSB (now called CitiGroup Global Market Holdings, Inc.) for natural resource damages at the site and nearby creek. On September 12, 2007, U. S. Steel signed a consent decree to settle this claim for a cash payment with U. S. Steel’s share at $247,875. This consent decree was entered by the court, and U. S. Steel paid its share of the settlement on December 13, 2007. On August 17, 2006, both parties received a demand from DOJ for approximately $1.7 million for past costs incurred by EPA in cleaning up the site and surrounding residential yards, U. S. Steel’s share being 50 percent of the claim for past costs. DOJ agreed to settle the claim for past costs in the amount of $1.0 million (U. S. Steel’s share is $500,000). On December 12, 2008, U. S. Steel and SSB entered into a Consent Decree with DOJ to settle the past costs claim for this amount. On January 8, 2009, DOJ lodged the Consent Decree with the Court for approval.

On January 23, 2006, the KDHE sent a letter to U. S. Steel requesting that U. S. Steel address a former zinc smelter site in Girard, Kansas that was leased by American Sheet Steel Company in 1900. U. S. Steel is developing a Corrective Action Plan that will include a proposed remedial measure for impacted soils at this site. The costs to implement this measure are estimated to be $1.1 million. In addition, U. S. Steel will incur additional costs to purchase this residential property in an amount yet to be determined. U. S. Steel has accrued a total of $1.3 million to complete the investigation, conduct the remedial measure and purchase the property for these purposes.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel, Lubrizol and ExxonMobil are the largest PRPs at the site and have agreed to equally share costs for investigating the site, making U. S. Steel’s share 33 1/3 percent. On December 10, 2008, TCEQ approved the Affected Properties Assessment Report. The Revised Screening Level Ecological Risk Assessment report was approved by TCEQ in mid-October 2008. The accrued liability to complete U. S. Steel’s one-third portion of the site investigations and implement the remedial measure was $1.9 million as of December 31, 2008.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of U. S. Steel and their ages as of February 1, 2009, are as follows:

Name	Age	Title	Executive Officer Since
George F. Babcoke	52	Senior Vice President – European Operations & President – U. S. Steel Košice	March 1, 2008
James D. Garraux	56	General Counsel & Senior Vice President – Labor Relations & Environmental Affairs	February 1, 2007
John H. Goodish	60	Executive Vice President & Chief Operating Officer	December 31, 2001
Gretchen R. Haggerty	53	Executive Vice President & Chief Financial Officer	December 31, 2001
J. James Kutka	60	Senior Vice President – Strategic Planning & Business Development	June 1, 2008
David H. Lohr	55	Senior Vice President-North American Flat-Roll Operations	June 1, 2005
Larry G. Schultz	59	Senior Vice President & Controller	June 1, 2002
Thomas W. Sterling	61	Senior Vice President – Administration	August 1, 2003
John P. Surma	54	Chairman of the Board of Directors and Chief Executive Officer	December 31, 2001
Susan M. Suver	49	Vice President – Human Resources	November 1, 2007

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

Messrs. Garraux, Goodish and Surma and Ms. Haggerty will hold office until the annual election of executive officers by the Board of Directors following the next Annual Meeting of Stockholders, or until his or her earlier resignation, retirement or removal. Messrs. Babcoke and Lohr and Ms. Suver will hold office until their resignation, retirement or removal.

Messrs. Kutka, Schultz and Sterling have elected to retire from U. S. Steel effective April 1, 2009, under a voluntary early retirement program offered to certain non-represented employees in the United States who met age and years of service criteria.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The principal market on which U. S. Steel common stock is traded is the New York Stock Exchange. U. S. Steel common stock is also traded on the Chicago Stock Exchange. Information concerning the high and low sales price for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in “Selected Quarterly Financial Data (Unaudited)” on page F-62.

As of January 31, 2009, there were 20,959 registered holders of U. S. Steel common stock.

The Board of Directors intends to declare and pay dividends on U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel, although it has no obligation under Delaware law or the U. S. Steel Certificate of Incorporation to do so. After the separation from Marathon Oil Corporation on December 31, 2001, U. S. Steel established an initial quarterly dividend rate of $0.05 per share effective with the March 2002 payment. The quarterly dividend rate was increased to $.08 per share effective with the March 2005 payment, to $.10 per share effective with the June 2005 payment, to $.15 per share effective with the June 2006 payment, to $.20 per share effective with the December 2006 payment, to $.25 per share effective with the March 2008 payment and to $.30 per share effective with the September 2008 payment. Dividends on U. S. Steel common stock are limited to legally available funds.

Shareholder Return Performance

The graph below compares the yearly change in cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Index and the S&P Steel Index. The S&P Steel Index is comprised of U. S. Steel, Nucor Corporation, Allegheny Technologies Incorporated and Worthington Industries, Inc.

Recent Sales of Unregistered Securities

In 2008, no unregistered shares were sold or issued.

Issuer Purchases of Equity Securities

The following table contains information about purchases by U. S. Steel of our equity securities during the current period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1-31, 2008	105,000	$107.92	105,000	6,356,300
February 1-29, 2008	100,000	$103.78	100,000	6,256,300
March 1-31, 2008	100,000	$113.94	100,000	6,156,300

Quarter ended March 31, 2008	305,000	$108.54	305,000	6,156,300

April 1-30, 2008	110,000	$142.85	110,000	6,046,300
May 1-31, 2008	105,000	$168.14	105,000	5,941,300
June 1-30, 2008	105,000	$178.35	105,000	5,836,300

Quarter ended June 30, 2008	320,000	$162.80	320,000	5,836,300

July 1-31, 2008	104,900	$158.60	104,900	5,731,400
August 1-31, 2008	110,000	$135.52	110,000	5,621,400
September 1-30, 2008	915,000	$105.91	915,000	4,706,400

Quarter ended September 30, 2008	1,129,900	$113.68	1,129,900	4,706,400

October 1-31, 2008	240,000	$53.56	240,000	4,466,400
November 1-30, 2008	20,000	$35.87	20,000	4,446,400
December 1-31, 2008	—	$—	—	4,446,400

Quarter ended December 31, 2008	260,000	$52.20	260,000	4,446,400

The above shares were purchased pursuant to the U. S. Steel Common Stock Repurchase Program, which was announced on July 26, 2005 and allowed for the repurchase of up to eight million shares from time to time in the open market or privately negotiated transactions. The above purchases were all made in the open market. Since that time, the Board of Directors has authorized the repurchase of additional shares. As of December 31, 2008, authority remained for the repurchase of approximately 4.4 million shares.

The timing of such purchases will be determined by the company based upon a number of factors including the market price of U. S. Steel common stock, the availability and pursuit of strategic initiatives including investment and acquisition opportunities, operating cash flow and internal capital requirements, and general economic conditions in North America and Europe. We have suspended repurchases under this program.

Item 6. SELECTED FINANCIAL DATA

Dollars in millions (except per share data)
	2008	2007(a)	2006	2005	2004
Statement of Operations Data:
Net sales(b)	$23,754	$16,873	$15,715	$14,039	$13,975
Income from operations(c)	3,069	1,213	1,785	1,439	1,625
Net Income before extraordinary loss and cumulative effects of changes in accounting principles(c)	2,112	879	1,374	910	1,121
Net income(c)	2,112	879	1,374	910	1,135
Per Common Share Data:
Net income before extraordinary loss and cumulative effects of changes in accounting principles(d) – basic	$18.04	$7.44	$11.88	$7.87	$9.87
– diluted	17.96	7.40	11.18	7.00	8.72
Net income(d)– basic	18.04	7.44	11.88	7.87	10.00
– diluted	17.96	7.40	11.18	7.00	8.83
Dividends per share declared and paid	1.10	0.80	0.60	0.38	0.20
Balance Sheet Data – December 31:
Total assets	$16,087	$15,632	$10,586	$9,822	$11,064
Capitalization:
Debt(e)	$3,145	$3,257	$1,025	$1,612	$1,371
Stockholders’ equity	4,895	5,531	4,365	3,324	4,074

Total capitalization	$8,040	$8,788	$5,390	$4,936	$5,445
(a)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.
(b)	For discussion of changes between the years 2008, 2007 and 2006, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase in net sales from 2005 to 2006 primarily resulted from higher shipments and increased average realized prices prices in all three reportable segments. The increase in net sales from 2004 to 2005 primarily resulted from higher average realized prices in all three reportable segments, partially offset by lower domestic shipments of sheets and trade coke.
(c)	For discussion of changes between the years 2008, 2007 and 2006, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase from 2005 to 2006 was mainly due to higher average realized prices in the U.S., higher shipments of flat-rolled products in the U.S. and in Europe and lower raw materials costs in Europe. These were partially offset by higher raw materials costs in the U.S. The decrease from 2004 to 2005 mainly resulted from higher raw materials, outage and energy costs in the U.S. and Europe, and lower domestic shipments of sheets and trade coke, partially offset by higher average realized prices in all three reportable segments.
(d)	See Note 7 to the Financial Statements for the basis of calculating earnings per share.
(e)

For discussion of changes between the years 2008 and 2007 see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase from 2006 to 2007 primarily resulted from new debt issued to fund the acquisitions of USSC and Lone Star. The decrease from 2005 to 2006 primarily resulted from the repurchase of most of our 10 3/4% Senior Notes due August 1, 2008, and from the repayment and termination of a €195 million credit facility at USSK. The increase from 2004 to 2005 primarily reflected amounts drawn against a one-year revolving credit facility at USSK that was entered into in order to facilitate the repatriation of $300 million in foreign earnings pursuant to the American Jobs Creation Act of 2004.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and related notes that appear elsewhere in this document.

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of U. S. Steel. These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel see “Item 1A – Risk Factors” and “Supplementary Data – Disclosures About Forward-Looking Statements.”

Overview

U. S. Steel, the eighth largest steel producer in the world and the largest integrated steel producer headquartered in North America, has a broad and diverse mix of products and customers. U. S. Steel uses iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions to produce a wide range of steel products, concentrating on value-added steel products for customers with demanding technical applications in the automotive, appliance, container, industrial machinery, construction and oil, gas and petrochemical industries. In addition to our facilities in the United States, U. S. Steel has significant operations in Canada through U. S. Steel Canada Inc. (USSC) and in Europe through U. S. Steel Košice (USSK), located in Slovakia, and U. S. Steel Serbia (USSS), located in Serbia. U. S. Steel’s financial results are primarily determined by the combined effects of shipment volume, selling prices, production costs and product mix. While the operating results of our various businesses are affected by a number of business-specific factors (see “Item 1. Business – Steel Industry Background and Competition”), the primary drivers for U. S. Steel are general economic conditions in North America, Europe and, to a lesser extent, other steel-consuming regions; the levels of worldwide steel production and consumption; pension and other benefits costs; and raw material (iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions) and energy (natural gas and electricity) costs.

The difficult global economic environment is having significant negative effects on our business. Our raw steel capability utilization, which has averaged between 79 and 87 percent during the years 2004-2008, averaged only 46 percent in the fourth quarter of 2008. We have reduced production levels to correspond with customer order rates by temporarily idling certain facilities and cutting back production at others. We also have significantly reduced planned capital expenditures, reduced our inventory levels, placed a temporary freeze on salaries and hiring, offered a voluntary early retirement program (VERP) which has been accepted by approximately 500 non-represented Headquarters and Operations employees in the United States, suspended the company match on employee 401(k) contributions, suspended our common stock buyback program and discontinued all non-essential spending for travel and entertainment and outside services in an effort to maximize liquidity and lower costs.

U. S. Steel cannot predict the trajectory or duration of the global recession. Lead times for steel orders are shorter now than they have been in the past, making it more difficult than usual to forecast the future. If the situation grows worse, we may be forced to further curtail production including idling additional facilities, laying off employees and further deferring capital and other projects. Published indices report that a number of our major customer groups have significantly reduced their inventory levels leading us to believe that an upturn in general economic levels will translate into increased orders for steel products. This is a forward-looking belief that may be impacted by many factors beyond our control. An increase in orders will likely require an increased investment in working capital, the cost of which will depend upon conditions in the financial markets (see “Liquidity”).

U. S. Steel’s long-term success depends on our ability to earn a competitive return on capital employed by implementing our strategy to be a world leader in safety and environmental performance; to continue to increase our value-added product mix; to further expand our global business platform; to maintain a strong capital structure, balance sheet and liquidity position; to continue to improve our reliability and cost competitiveness; and to attract and retain a diverse and talented workforce. For a fuller description of our strategy, see “Item 1. Business Description – Business Strategy.” Some of the other key issues which are impacting the global steel industry, including U. S. Steel, are the level of unfunded pension and other benefits obligations; the degree of industry consolidation; the impact of production and consumption of steel in China and other developing countries; and the levels of steel imports into the markets we serve.

Critical Accounting Estimates

Management’s discussion and analysis of U. S. Steel’s financial condition and results of operations is based upon U. S. Steel’s financial statements, which have been prepared in accordance with accounting standards generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end, and the reported amount of revenues and expenses during the year. Management regularly evaluates these estimates, including those related to employee benefits liabilities and assets held in trust relating to such liabilities; the carrying value of property, plant and equipment; goodwill and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; liabilities for deferred income taxes, potential tax deficiencies, environmental obligations and potential litigation claims and settlements. Management’s estimates are based on historical experience, current business and market conditions, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results may differ materially from current expectations under different assumptions or conditions.

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

U. S. Steel’s investment strategy for its domestic pension and retiree medical trusts provides that at least half of plan assets are invested in common stock with the balance primarily invested in bonds and other fixed-income securities. U. S. Steel believes that returns on common stock over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds and other fixed-income securities tend to offset some of the shorter-term volatility of common stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel is currently using an 8.0 percent assumed rate of return for purposes of the expected return on assets for the development of net periodic cost for the main defined benefit pension plan and other benefits. This rate was chosen by taking into account the intended asset mix and the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 8.0 percent rate and while recent returns have not, it is U. S. Steel’s expectation that future periods will return to this level. For USSC defined benefit pension plans, a 7.5 percent rate of return is being used for the development of net periodic costs in 2009. This rate was based on an investment strategy that provides that at least half of plan assets be invested in equity securities and the historical premiums that fixed-income and equity investments have yielded above government bonds.

The discount rate reflects the current rate at which the pension and other benefits liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond indices as an indication of interest rate movements and levels, and we also look to an internally calculated rate determined by matching our expected benefit payments to payments from a stream of AA or higher rated zero coupon corporate bonds theoretically available in the marketplace. Based on this evaluation at December 31, 2008, U. S. Steel increased the discount rate used to measure both domestic pension and other benefits obligations to 6.0 percent. For USSC benefit plans, a discount rate was selected through a similar review process using Canadian bond rates and indices and at December 31, 2008, U. S. Steel increased the discount rate to 6.5 percent for its Canadian-based pension and other benefits.

U. S. Steel determines the escalation trend in per capita health care costs based on historical rate experience under U. S. Steel’s insurance plans. Much of our costs for the domestic USW participants’ retiree health benefits (other than for most surviving spouses) in the Company’s main domestic insurance plan are subject to a cost cap that was negotiated in 2003. As a result of the collective bargaining agreements with the United Steelworkers (USW) entered into effective September 1, 2008 (the 2008 CBAs) (see Note 16 to the Financial Statements), our costs are subject to the full impact of escalation for the surviving spouse beneficiaries since their retiree premium contributions are now a flat fixed amount. Escalation applies to most other groups within the Company’s insurance plans, but does not apply to most domestic non-union retirees since their benefits are limited to flat dollar amounts. For measurement of its domestic retiree medical plans, U. S. Steel has assumed an initial escalation rate of 8.0 percent for 2009. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2013 and remain at that level thereafter. In our Canadian retiree medical plans, liabilities decreased as a result of lower escalation impacts due to favorable claims cost rate experience and exchange rate changes. For measurement of its Canadian retiree medical plans, U. S. Steel has assumed an initial escalation rate of 7.0 percent for 2009. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2013 and remain at that level thereafter.

Net periodic pension cost, including multiemployer plans, is expected to total approximately $200 million in 2009 compared to $78 million in 2008. Pension expense for 2009 includes an estimated $10 million curtailment charge. Total other benefits costs in 2009 are expected to be approximately $180 million, compared to $149 million in 2008. The increases are due primarily to 2008 asset performance.

A sensitivity analysis of the projected incremental effect of a hypothetical  1/2 percentage point change in the significant assumptions used in the pension and other benefits calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(In millions of dollars)	1/2%	(1/2%)
Expected return on plan assets
Incremental increase (decrease) in:
Net periodic pension costs for 2009	$(55)	$55
Discount rate
Incremental increase (decrease) in:
Net periodic pension & other benefits costs for 2009	$(23)	$29
Pension & other benefits liabilities at December 31, 2008	$(465)	$510
Health care cost escalation trend rates
Incremental increase (decrease) in:
Service and interest cost components for 2009	$7	$(8)

Changes in the assumptions for expected annual return on plan assets and the discount rate do not impact the funding calculations used to derive minimum funding requirements for the pension plans. For further cash flow discussion see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Liquidity.”

Goodwill and identifiable intangible assets – Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired.

Goodwill is tested for impairment annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The change in business conditions in the fourth quarter of 2008 was considered a triggering event as defined by FAS 142, “Goodwill and Other Intangible Assets,” and goodwill was subsequently re-tested for impairment as of December 31, 2008. The evaluation of impairment involves comparing the fair value of the associated reporting unit to its carrying value, including goodwill. U. S. Steel’s reporting units are generally consistent with our reportable operating segments, except for our Tubular segment. Within the Tubular segment we have three reporting units corresponding to our different manufacturing processes and products. Fair value for each reporting unit with goodwill was estimated using discounted future cash flows based on management’s long range estimates of market conditions over a five-year horizon with a 2.25 percent compound annual growth rate. U. S. Steel’s risk free interest rate is approximately two percent and our systematic risk premium is approximately nine percent. Our testing did not indicate that goodwill was impaired as of December 31, 2008. However, if our future cash flow projections are not realized, either because of an extended recessionary period or other unforeseen events, goodwill may be subject to impairment in future periods. A five percent decrease in the estimated fair value of our reporting units may result in an impairment.

U. S. Steel has determined that certain acquired intangible assets have indefinite useful lives. These assets are reviewed for impairment annually and whenever events or circumstances indicate that the carrying value may not be recoverable.

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The impairment test performed as of December 31, 2008 for property, plant and equipment, as described below, also addressed intangible assets with finite lives. None of the long-lived asset groupings with intangible assets were impaired as of December 31, 2008.

Asset Impairments – U. S. Steel evaluates impairment of its property, plant and equipment whenever circumstances indicate that the carrying value may not be recoverable. The change in business conditions in the fourth quarter of 2008 was considered a triggering event as defined by Financial Accounting Standard (FAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and subsequently long-lived asset groupings were tested for impairment. (Our asset groupings are the same as our reporting units). Asset impairments are recognized when the carrying value of an asset grouping exceeds its aggregate projected undiscounted cash flows. Undiscounted cash flows for each asset grouping were estimated using management’s long range estimates of market conditions associated with each asset grouping over the estimated useful life of the principal asset within the group. Our testing did not indicate that any of our long-lived asset groupings were impaired as of December 31, 2008. However, if our future cash flow projections are not realized, either because of an extended recessionary period or other unforeseen events, impairment charges may be required in future periods. A 10 percent decrease in the projected cash flows of our asset groupings would not result in an impairment.

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

U. S. Steel makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of December 31, 2008, it remained management’s intention to continue indefinitely to reinvest such earnings in foreign operations. See Note 9 to the Financial Statements. Undistributed foreign earnings at December 31, 2008 amounted to approximately $3,088 million. If such earnings were not indefinitely reinvested, a U.S. deferred tax liability of approximately $930 million would have been required.

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

Environmental Remediation – U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. U. S. Steel regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination was made. As of December 31, 2008, the total accrual for environmental remediation was $162 million, excluding liabilities related to asset retirement obligations under FAS 143, “Accounting for Asset Retirement Obligations.” Due to uncertainties inherent in remediation projects, it is possible that total remediation costs for active matters may exceed the accrued liability by as much as 25 to 45 percent.

Segments

U. S. Steel has three reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

Effective with the fourth quarter of 2008, the operating results of our iron ore operations, which were previously included in Other Businesses, are included in the Flat-rolled segment. The iron ore operations are managed as part of our Flat-rolled segment, which consumes almost all of our iron ore production. Prior periods have been restated to reflect this change.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of slabs, sheets, tin mill products, strip mill plates and rounds for Tubular, as well as all iron ore and coke production facilities in the United States and Canada. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container and appliance and electrical markets.

Flat-rolled has annual raw steel production capability of 24.3 million tons. Raw steel production was 19.2 million tons in 2008, 16.8 million tons in 2007 and 16.4 million tons in 2006. Raw steel production averaged 79 percent of capability in 2008, 83 percent of capability in 2007 and 84 percent of capability in 2006.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill and coke production facilities in Slovakia; USSS, U. S. Steel’s integrated steel mill and other facilities in Serbia; and equity investees located in Europe. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells sheet, strip mill plate, tin mill and tubular products, as well as heating radiators and refractories.

USSE has annual raw steel production capability of 7.4 million tons. USSE’s raw steel production was 6.4 million tons in 2008, 6.8 million tons in 2007 and 7.1 million tons in 2006. USSE’s raw steel production averaged 86 percent of capability in 2008, 92 percent of capability in 2007 and 95 percent of capability in 2006.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities, primarily in the United States, and equity investees in the United States and Brazil. These operations produce and sell both seamless and electric resistance welded tubular products and primarily serve customers in the oil, gas and petrochemical markets. Tubular’s annual production capability is 2.8 million tons.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses include transportation services, the management and development of real estate, and engineering and consulting services.

For further information see Note 3 to the Financial Statements.

Net Sales

(a)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2008	2007	2006
Flat-rolled(a)	$13,789	$9,986	$9,693
USSE	5,487	4,667	3,968
Tubular	4,251	1,985	1,798

Total sales from reportable segments	23,527	16,638	15,459
Other Businesses(a)	227	235	256

Net sales	$23,754	$16,873	$15,715

(a)	Certain amounts have been restated versus prior years’ disclosures. See Note 3 to the Financial Statements.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following tables:

Year Ended December 31, 2008 versus Year Ended December 31, 2007

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	19%	19%	-1%	0%	1%	38%
USSE	-7%	18%	1%	7%	-1%	18%
Tubular	40%	64%	4%	0%	6%	114%
(a)	Excludes intersegment sales
(b)	Foreign currency effects

The increase in sales for Flat-rolled primarily reflected higher average realized prices (up $138 per ton) and increased shipments, primarily due to the inclusion of USSC for all of 2008. The increase in sales for USSE was primarily due to higher average realized euro-based prices and favorable currency effects, partially offset by reduced shipments. Including the currency effects, average realized prices increased $212 per ton from 2007. The increase in sales for Tubular resulted primarily from higher average realized prices (up $706 per ton) and increased shipments, partially due to the inclusion of the former Lone Star Technologies, Inc. (Lone Star) facilities for the entire year in 2008.

Year Ended December 31, 2007 versus Year Ended December 31, 2006

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	2%	3%	-2%	0%	0%	3%
USSE	-2%	8%	2%	8%	2%	18%
Tubular	16%	-2%	-4%	0%	0%	10%
(a)	Excludes intersegment sales
(b)	Foreign currency effects

Sales for Flat-rolled were up mainly due to higher average realized prices (up $8 per ton) and higher shipments as a result of the addition of shipments from USSC. Sales for USSE increased mainly as a result of higher average realized prices and favorable currency effects. Including the currency effects, average realized prices increased $112 per ton from 2006. Tubular sales were up due primarily to increased shipments as a result of the Lone Star acquisition, partially offset by a less favorable product mix and lower average realized prices (down $164 per ton).

Operating Expenses

Profit-based union payments

	Year Ended December 31
(Dollars in millions)	2008	2007	2006
Allocated to segment results	$237	$119	$167
Retiree benefit expenses	–	99	131

Total	$237	$218	$298

Results for the years ended December 31, 2008, 2007 and 2006 include costs related to profit-based payments pursuant to the provisions of the 2003 Collective Bargaining Agreement negotiated with the USW (the 2003 CBA) and to payments pursuant to agreements with other unions. Effective September 1, 2008, results include costs related to profit-based payments pursuant to the provisions of the 2008 CBAs. All of these costs are included in cost of sales on the statement of operations.

Profit-based payment amounts per the agreements with the USW are calculated as a percentage of consolidated income from operations (as defined in the agreements) and are paid as profit sharing to active USW-represented employees (excluding employees of USSC) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. Amounts in 2007 and 2006 also include costs related to a trust that was to be used to assist retirees from National Steel with health care costs. In December 2007, U. S. Steel and the USW agreed that U. S. Steel will provide health care and life insurance benefits to certain former National Steel employees and their eligible dependents under a U. S. Steel insurance plan, using funds that had been accrued pursuant to the 2003 CBA. These funds, totaling $468 million, were contributed to our trust for retiree health care and life insurance in December 2007. While the funding obligation related to the former National Steel employees continued through the August 31, 2008 expiration of the 2003 CBA, the profit-based expense was eliminated beginning with the fourth quarter of 2007. Funds contributed in 2008 totalled $143 million.

Under the terms of the 2008 CBAs, effective January 1, 2009, profit sharing was expanded to include income from operations of Texas Operations. At the same time, the profit sharing formula was modified such that at certain higher levels of income from operations, profit sharing payments will be capped and any excess amounts will be contributed to our trust for retiree health care and life insurance.

Pension and other benefits costs

Defined benefit pension and multiemployer pension plan benefit costs, which are included in income from operations, totaled $78 million in 2008, compared to $129 million in 2007 and $202 million in 2006. The costs in 2007 and 2006 included settlement, termination and curtailment losses of $20 million and $12 million, respectively.

The decrease from 2007 to 2008 primarily reflected the improved funded status of the main U. S. Steel pension plan before the September 1, 2008 remeasurement, which resulted from the 2008 CBAs. The effects of the benefit enhancements encompassed by the 2008 CBAs were not fully reflected until the fourth quarter. The reduction in 2007 compared to 2006 was due to the completion of the amortization of prior service costs for a 1992 contract amendment, the transfer of certain surviving spouse liabilities to retired life (included in other benefits), and better than expected asset investment performance in 2006, which resulted in lower pension expense in 2007.

Other benefits costs, which are also included in income from operations, totaled $149 million in 2008, $136 million in 2007 and $110 million in 2006. The increase in 2008 was primarily due to the inclusion of expenses related to USSC employees for the full year. The increase in 2007 primarily resulted from the transfer of certain surviving spouse liabilities from pension expense to retired life.

Costs related to defined contribution plans totaled $35 million in 2008, $26 million in 2007 and $21 million in 2006.

For additional information on pensions and other benefits see Note 19 to the Financial Statements.

Selling, general and administrative expenses

Selling, general and administrative expenses were $625 million in 2008, $589 million in 2007 and $604 million in 2006. The increase in 2008 mainly resulted from increased expenses related to our 2007 acquisitions of Lone Star and USSC and higher compensation expense, partially offset by lower pension expense. The decrease in 2007 was primarily due to lower pension expense.

Depreciation, depletion and amortization

Depreciation, depletion and amortization is expected to increase to approximately $650 million in 2009, partially because we eliminated the use of depreciation modification factors effective January 1, 2009. The modified straight-line method, used for certain steel-producing assets in the United States, was based on raw steel production levels. The modification factors applied to straight-line calculations ranged from a minimum of 85 percent at a production level below 81 percent of capability, to a maximum of 105 percent for a 100 percent production level. No modification was made at the 95 percent production level. Applying modification factors decreased depreciation expense, when compared to a straight-line calculation, by $58 million, $40 million and $40 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Income from Operations(a)

	Year Ended December 31,
(Dollars in Millions)	2008	2007	2006
Flat-rolled(b)	$1,390	$382	$660
USSE	491	687	714
Tubular	1,207	356	631

Total income from reportable segments	3,088	1,425	2,005
Other Businesses(b)	77	84	69

Segment income from operations	3,165	1,509	2,074
Retiree benefit expenses	(22)	(143)	(243)
Other items not allocated to segments:
Contingent funding liability reversal	150	–	–
Labor agreement signing bonuses	(105)	–	–
Litigation reserve	(45)	–	–
Drawn-over-mandrel charge	(28)	–	–
Environmental remediation charge	(23)	–	–
Flat-rolled inventory transition effects	(23)	(58)	–
Tubular inventory transition effects	–	(38)	–
Workforce reduction charges	–	(57)	(21)
Out of period adjustments	–	–	(15)
Asset impairment charge	–	–	(5)
Loss from sale of certain assets	–	–	(5)

Total income from operations	$3,069	$1,213	$1,785
(a)	See Note 3 to the Financial Statements for reconciliations and other disclosures required by Statement of Financial Accounting Standards No. 131.
(b)	Certain amounts have been restated versus prior years’ disclosures.

Segment results for Flat-rolled

The increase in Flat-rolled’s segment income in 2008 compared to 2007 resulted mainly from higher commercial effects (approximately $2,780 million) and increased income from semi-finished steel sales to Tubular (approximately $470 million). These were partially offset by higher costs for raw materials (approximately $1,560 million) and energy (approximately $280 million), reduced operating efficiencies (approximately $170 million) and higher accruals for profit-based payments (approximately $150 million).

The decrease in Flat-rolled’s segment income in 2007 compared to 2006 was mainly due to higher raw materials (approximately $280 million), repair and maintenance (approximately $120 million) and outage and labor (approximately $80 million) costs. These were partially offset by higher commercial effects (approximately $250 million) and lower costs for profit-based payments (approximately $50 million).

Capability utilization in 2005 was adversely affected by the rebuild of U. S. Steel’s largest blast furnace, as well as lower demand levels early in the year as a result of high service center and end customer inventory levels. Capability utilization was adversely affected in 2008 as we reduced production levels late in the year to correspond with customer order rates by temporarily idling certain facilities and cutting back production at others.

Segment results for USSE

The decrease in USSE’s segment income in 2008 compared to 2007 was primarily due to higher raw materials and energy costs (approximately $780 million), net unfavorable currency effects (approximately $50 million), reduced operating efficiencies (approximately $40 million) and outage-related costs (approximately $30 million), partially offset by higher commercial effects (approximately $740 million).

The decrease in USSE’s segment income in 2007 compared to 2006 mainly resulted from higher raw materials (approximately $170 million), outage and related (approximately $60 million), and energy (approximately $20 million) costs; net unfavorable currency effects (approximately $60 million); and increased depreciation expense (approximately $20 million) primarily resulting from the new automotive-quality galvanizing line. These were partially offset by higher commercial effects (approximately $310 million).

Capability utilization in 2007 was reduced by the reline of the No. 2 blast furnace in Serbia. Capability utilization in 2008 was adversely affected by the reline of the No. 1 blast furnace in Slovakia and by reduced operations late in the year to match declining customer demand.

Segment results for Tubular

The increase in Tubular’s segment income in 2008 compared to 2007 mainly resulted from higher commercial effects (approximately $1,580 million), due in part to the inclusion of results for facilities acquired from Lone Star for the entire year. This was partially offset by increased costs for semi-finished steel (approximately $610 million) from Flat-rolled and outside sources.

The decrease in Tubular results from 2006 to 2007 was primarily due to lower commercial effects (approximately $220 million).

Results for Other Businesses

Results for Other Businesses decreased by $7 million from 2007 to 2008 and increased $15 million from 2006 to 2007.

Items not allocated to segments:

Retiree benefit expenses decreased significantly from 2006 to 2007 and again in 2008 mainly due to lower retiree pension expense (See “Operating Expenses – Pension and other benefits costs”) and lower profit-based expense related to certain former National Steel employees (See “Operating Expenses – Profit-based union payments”).

Contingent funding liability reversal of $150 million resulted from the termination of the Clairton 1314B Partnership, L.P. See Note 17 to the Financial Statements.

The 2008 CBAs provided for signing bonuses of up to $6,000 per employee. These labor agreement signing bonuses resulted in a charge of $105 million in 2008.

A litigation reserve of $45 million was established in 2008 as a result of a ruling by the Indiana Court of Appeals involving a rate escalation provision in U. S. Steel’s power supply contract with Northern Indiana Public

Service Company. In September 2008, the Indiana Supreme Court granted U. S Steel’s petition to transfer the matter to that court, where the merits of the case were argued in November 2008. We are awaiting a decision.

A drawn-over-mandrel charge of $28 million in 2008 resulted from our decision to exit the drawn-over-mandrel (DOM) tubular products business. The charge was taken principally to write down to fair value equipment associated with the DOM business that is now classified as held for sale.

An environmental remediation charge of $23 million was taken in 2008 as the scope of work for an environmental project at a former operating location became defined.

Inventory transition effects of $23 million in 2008 and $96 million in 2007 reflected the charges for conforming certain inventories acquired from Lone Star to our unified business model, and the impact of selling inventory acquired from Lone Star and Stelco, which had been recorded at fair value.

Workforce reduction charges of $57 million in 2007 reflected employee severance and net benefit charges related to a voluntary early retirement plan offered to certain employees at USSK. Workforce reduction charges of $21 million in 2006 reflected employee severance and net benefit charges related to a voluntary workforce reduction program at USSS.

In the process of evaluating the potential effects of adopting SEC Staff Accounting Bulletin No. 108, we identified items from prior years that required an adjustment. These were not material and we did not use the cumulative adjustment alternative. These out of period adjustments resulted in a net charge of $15 million in 2006.

An impairment review of a small wholly owned German subsidiary of USSK was completed in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and, as a result, an asset impairment charge of $5 million was recorded in depreciation, depletion and amortization on the statement of operations during 2006.

Loss from sale of certain assets of $5 million in 2006 resulted from the subsequent sale of the small wholly owned German subsidiary of USSK referred to above.

Net Interest and Other Financial Costs

	Year Ended December 31,
(Dollars in millions)	2008	2007		2006
Interest and other financial costs	$179	$162	(a)	$124	(a)
Interest income	(14)	(79	)(a)	(67	)(a)
Foreign currency (gains)/losses	(103)	(4)		(27)
Charge from early extinguishment of debt	–	26		32

Net interest and other financial costs	$62	$105		$62
(a)	The years ended December 31, 2007 and 2006 include $27 million and $10 million, respectively, of interest expense and offsetting interest income related to the obligation to provide benefits for National Steel retirees that was settled in the fourth quarter of 2007. While the obligation was outstanding, U. S. Steel invested the amount due in short term investments and interest earned on those investments was also payable.

The decrease in net interest and other financial costs from 2007 to 2008 was mainly due to higher foreign currency gains and the nonrecurrence of the $26 million charge in 2007 related to the early redemption of certain debt, partially offset by increased interest expense resulting from debt incurred to fund the acquisitions of Lone Star and USSC and lower interest income.

The increase in net interest and other financial costs from 2006 to 2007 mainly reflected lower foreign currency gains and additional interest expense resulting from debt incurred to fund the Lone Star and Stelco acquisitions. For further information see “Liquidity.” Interest related to this new debt was partially offset by lower interest expense related to our 10 3/4% Senior Notes, most of which we purchased in December 2006, our 9 3/4% Senior Notes that were redeemed in June 2007, and our 10% Senior Quarterly Income Debt Securities that were redeemed in January 2007.

The foreign currency gains include remeasurement effects on a U.S. dollar-denominated intercompany loan (the Intercompany Loan) to a European subsidiary related to the 2007 acquisition of USSC that had an outstanding balance of $815 million at December 31, 2008, and related euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exposure. Volatility in the foreign currency markets could have significant implications for U. S. Steel going forward as a result of the foreign currency accounting remeasurement effects resulting from the Intercompany Loan and related derivatives activity. As this Intercompany Loan is repaid or the market volatility decreases, our exposure will decrease. For additional information on U. S. Steel’s foreign currency exchange activity see Note 14 to the Financial Statements and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

Income Taxes

The income tax provision in 2008 was $853 million, compared to $218 million in 2007 and $324 million in 2006. The increase in 2008 primarily reflected higher income and a higher effective tax rate as a result of a lower percentage of pre-tax earnings generated by our European operations compared to 2007. The provision in 2006 included a favorable adjustment of $15 million, recorded in the second quarter, primarily related to the refinement of assumptions used to determine the estimated 2005 tax accrual.

The Slovak Income Tax Act permits USSK to claim a tax credit of 100 percent of USSK’s tax liability for the years 2000 through 2004 and 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009, not to exceed $430 million in total pursuant to an agreement with the European Union. As of December 31, 2008, all of the remaining tax credits were utilized.

At December 31, 2008, the net domestic deferred tax asset was $802 million compared to a net deferred tax liability of $21 million at December 31, 2007. The net deferred tax asset arose in 2008 principally as a result of the remeasurement of the pension and other benefits plans (see Note 19 to the Financial Statements).

At December 31, 2008, the foreign deferred tax assets recorded were $32 million, net of established valuation allowances of $281 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is provided for Serbian deferred tax assets because investment tax credits projected for future years, which must be used before investment credit carryovers, are expected to be more than sufficient to offset future tax liabilities. A full valuation allowance is recorded for Canadian deferred tax assets due to the absence of positive evidence at USSC to support the realizability of the assets. As USSC and USSS generate sufficient income, the valuation allowances of $250 million for Canadian deferred tax assets and $26 million for Serbian deferred tax assets as of December 31, 2008, would be partially or fully reversed at such time that it is more likely than not that the deferred tax assets will be realized.

For further information on income taxes see Note 9 to the Financial Statements.

Net income

Net income in 2008 was $2,112 million, compared to $879 million in 2007 and $1,374 million in 2006. The changes primarily reflected the factors discussed above.

Financial Condition, Cash Flows and Liquidity

Financial Condition

Current assets at year-end 2008 increased by $773 million from year-end 2007 primarily due to higher cash balances (see “Cash Flows”), higher inventories and higher receivables. The increase in inventories primarily resulted from higher quantities of high cost raw materials. Raw material inventory quantities increased as lower operating rates in the fourth quarter of 2008 resulted in lower raw material consumption. Receivables increased mainly because no receivables were sold under our receivables purchase agreement at year-end 2008 compared to $150 million that were sold at year-end 2007. Also, sales were higher in the fourth quarter of 2008 compared to the fourth quarter of 2007, due primarily to higher average realized steel prices.

Intangible assets, which primarily consist of customer relationships acquired with Stelco and Lone Star, and water rights acquired with Lone Star, decreased by $137 million from year-end 2007 mainly as a result of the completion of the valuation of assets acquired from Stelco.

Goodwill of $1,609 million decreased by $103 million from year-end 2007 mainly as goodwill attributable to the acqusition of Stelco declined as a result of the strengthening of the U.S. dollar versus the Canadian dollar. This was partially offset by the finalization of purchase accounting associated with the Lone Star and Stelco acquisitions.

Assets held for sale at December 31, 2008 consisted primarily of railroad operating land, track and equipment related to the sale of the majority of the operating assets of Elgin, Joliet and Eastern Railway Company to Canadian National Railway Company, as well as equipment associated with the drawn-over mandrel tubular business that we decided to exit in December 2008. See Note 5 to the Financial Statements.

Several balance sheet accounts changed significantly as a result of the decrease in the net funded status of our pension and other employee benefits plans. Prepaid pensions decreased by $718 million, employee benefits increased by $1,580 million and the accumulated other comprehensive loss increased by $1.9 billion. See Note 19 to the Financial Statements. The remaining increase in the accumulated other comprehensive loss was due to foreign currency translation effects.

Deferred income tax benefits increased by $676 million, principally as a result of the change in the funded status of our pension and other employee benefits plans. Deferred income tax liabilities decreased by $153 million primarily as a result of finalizing the investment in affiliates valuation associated with the acquisition of USSC. See Note 9 to the Financial Statements.

Current liabilities at year-end 2008 decreased by $225 million from year-end 2007 due mainly to lower accounts payable resulting from reduced operating levels in the fourth quarter of 2008 compared to the fourth quarter of 2007.

Cash Flows

Net cash provided by operating activities was $1,658 million in 2008, $1,732 million in 2007 and $1,632 million in 2006. Higher income after adjustments for noncash items in 2008 compared to 2007 was more than offset by unfavorable changes in foreign currency translation effects due mainly to the strengthening of the U.S. dollar and unfavorable changes in working capital effects (excluding the 2007 acquisitions). The unfavorable working capital change mainly reflected higher inventory levels and the repurchase of receivables, partially offset by an increase in accounts payable and other accrued liabilities. Lower income after adjustments for noncash items in 2007 compared to 2006 was more than offset by favorable changes in foreign currency translation effects due mainly to the weakening of the U.S. dollar and more favorable working capital effects (excluding the acquisitions). The favorable working capital change mainly reflected reduced inventory levels and the sale of receivables, partially offset by a decrease in accounts payable and other accrued liabilities, resulting mainly from the payment of $468 million for a settlement with the USW. See “Operating Expenses – Profit-based union payments.” Net cash provided by operating activities was reduced by employee benefits payments as shown in the following table.

Employee Benefits Payments

	Year Ended December 31,
(Dollars in millions)	2008	2007	2006
Voluntary contributions to main defined benefit pension plan	$140	$140	$140
Required contributions to other defined benefit pension plans	73	23	–
Other employee benefits payments not funded by trusts	236	213	232
Contributions to trusts for retiree health care and life insurance(a)	228	498	80
Payments to a multiemployer pension plan	33	30	29
Payments to pension plans not funded by trusts	29	17	22

Reductions in cash flows from operating activities	$739	$921	$503
(a)	Includes $143 million in 2008 and $468 milllion in 2007 for a company contribution to U. S. Steel’s trust for retiree health care and life insurance related to the Company’s agreement with the USW regarding benefits for certain former National Steel employees.

U. S. Steel’s Board of Directors has authorized additional voluntary contributions of up to $300 million to U. S. Steel’s trusts for pensions and health care by the end of 2010.

Capital expenditures were $896 million in 2008, $692 million in 2007 and $612 million in 2006.

Flat-rolled capital expenditures of $626 million in 2008
included spending for modernization of our cokemaking
facilities, including expenditures for construction of a
co-generation facility at Granite City Works, development of an enterprise resource planning (ERP) system and
replacement of open pit mining equipment at our iron ore
operations. Flat-rolled capital expenditures also included
spending of $161 million for a coke plant to supply Granite
City Works by Gateway Energy & Coke Company, LLC
(Gateway). This spending is consolidated in our financial
results but funded by Gateway. USSE expenditures of
$210 million included spending at USSK for the reline of the
No.1 blast furnace, for replacement of electrical power
transformers and to upgrade a continuous caster, and
spending for development of the ERP system.

Flat-rolled capital expenditures of $418 million in 2007 included spending for development of an ERP system, blast furnace stove replacements at Granite City Works and Great Lakes Works, coke oven thru-wall repairs primarily at our Clairton Plant and open pit mining equipment and an environmental project at our iron ore operations. USSE expenditures of $215 million included spending at USSK for an air emission reduction project and a new automotive-quality galvanizing line, spending at USSS for the reline of the No. 2 blast furnace, and spending for development of an ERP system. Construction of the new galvanizing line was completed in February 2007.

Flat-rolled capital expenditures of $364 million in 2006 included improvements to cokemaking facilities at Granite City Works, the Clairton Plant and Gary Works; the buyout of a lease for a caster at Great Lakes Works; the completion of the repair and rebuild of our largest blast furnace at Gary Works and replacement of open pit mining equipment at our iron ore operations. The most significant project included in USSE’s 2006 capital expenditures of $211 million was a new automotive-quality galvanizing line at USSK.

U. S. Steel’s contract commitments to acquire property, plant and equipment at December 31, 2008, totaled $271 million.

Capital expenditures for 2009 are expected to be approximately $740 million. This excludes projected spending of approximately $115 million by Gateway for a coke plant to supply Granite City Works. This spending is consolidated in our financial results but funded by Gateway. In response to the current economic conditions, we are focusing our capital spending on non-discretionary and key strategic projects. Significant projects in 2009 include cokemaking projects at Granite City Works and the Clairton Plant, including construction of a cogeneration facility at Granite City Works, a coke oven gas desulphurization project at USSE, development of an ERP system and acquisition of mobile and mining equipment. These projects comprise approximately 65 percent of the $740 million of projected spending in 2009.

The preceding statement concerning expected 2009 capital expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, general economic conditions, business conditions, availability of capital, whether or not assets are purchased or financed by operating leases, receipt of necessary permits and unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

Acquisition of non-controlling interests of Clairton 1314B Partnership, L.P. reflected the amount paid at closing.

Acquisition of pickle lines reflected the amount paid at closing.

Acquisition of Lone Star Technologies, Inc. reflected $2,050 million paid at closing, net of cash acquired of $71 million; plus $14 million of transaction costs.

Acquisition of Stelco Inc. reflected $1,237 million paid to acquire all of the outstanding stock and stock equivalents, $785 million paid to retire substantially all of the outstanding debt and $34 million paid to Stelco’s main pension plans, net of cash acquired of $32 million; plus $13 million of transaction costs.

Borrowings against revolving credit facilities in 2008 primarily reflected amounts drawn against a USSK €200 million three-year revolving credit facility, the proceeds of which were used to reduce the Intercompany Loan (see “Liquidity”), as well as borrowings against USSK’s €40 million credit facility.

Repayments of revolving credit facilities in 2008 reflected repayment of borrowings against USSK’s €40 million credit facility and in 2006 mainly reflected repayment of USSK’s €195 million credit facility that was entered into in order to facilitate the repatriation by U. S. Steel of certain foreign earnings pursuant to the American Jobs Creation Act of 2004.

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

Repayment of long-term debt in 2008 primarily reflected payments on our term loans, including the early retirement of $300 million of our three-year term loan. Repayment of long-term debt in 2007 mainly reflected the early redemption of $378 million of 9 3/4% Senior Notes due 2010, the early redemption of $49 million of 10% Senior Quarterly Income Debt Securities due 2031 and the repayment of a $400 million term loan. Repayment of long-term debt in 2006 primarily reflected the repurchase of most of our 10 3/4% Senior Notes due August 1, 2008.

Common stock repurchased in 2008, 2007 and 2006 totaled 2.0 million shares, 1.2 million shares and 7.3 million shares, respectively. Our share repurchase program was originally authorized in July 2005. On January 31, 2006 and on October 31, 2006, our Board of Directors replenished the common stock repurchase program authorizing the repurchase of up to eight million shares of U. S. Steel common stock from time to time in the open market or privately negotiated transactions. As of December 31, 2008, 4.4 million shares remained authorized for repurchase. We have suspended repurchases under this program as part of our reaction to the difficult global economic environment.

Dividends paid

(In Dollars)	Dividends Paid per Share
	U. S. Steel Common Stock				Series B Preferred
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
2008	$0.30	$0.30	$0.25	$0.25	–	–	–	–
2007	$0.20	$0.20	$0.20	$0.20	–	–	–	–
2006(a)	$0.20	$0.15	$0.15	$0.10	–	–	$0.875	$0.875
(a)	The outstanding 7% Series B Mandatory Convertible Preferred Shares were mandatorily converted into U. S. Steel common stock on June 15, 2006.

Liquidity

The following table summarizes U. S. Steel’s liquidity as of December 31, 2008:

(Dollars in millions)
Cash and cash equivalents(a)	$723
Amount available under Receivables Purchase Agreement	500
Amount available under Credit Facility(b)	735
Amounts available under USSK credit facilities	77
Amounts available under USSS credit facility	70

Total estimated liquidity	$2,105
(a)	Excludes $1 million of cash related to U. S. Steel’s less than wholly owned consolidated entities because it was not available for U. S. Steel’s use.
(b)	Lehman Brothers Commercial Bank (Lehman) holds a $15 million commitment in our $750 million Credit Agreement. With the bankruptcy filing by Lehman’s parent, we do not know if Lehman could or would fund its share of the commitment. Therefore, in reporting liquidity as of December 31, 2008, U. S. Steel has reduced the availability of the $750 million Credit Agreement to $735 million.

(a)	Excludes $20 million, $19 million, $27 million and $16 million at December 31, 2007, 2006, 2005 and 2004, respectively, of cash primarily related to the Clairton 1314B Partnership (Partnership) because it was not available for U. S. Steel’s use. On October 31, 2008, we acquired the equity interests in the Partnership that we did not own. Excludes $1 million of cash at December 31, 2008 related to our variable interest entities.

U. S. Steel has a receivables purchase program that initially provides up to $500 million of liquidity and letters of credit depending upon the number of eligible receivables generated by U. S. Steel. The commitments under the Receivables Purchase Agreement (RPA) expire in September 2010, but may be extended at the committed purchasers’ discretion. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables LLC (USSR), a consolidated wholly owned special purpose entity. USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables and if any of them are unable to fund such purchases, two banks are committed to do so. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

While the RPA expires in September 2010, the facility also may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. As of December 31, 2008, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

U. S. Steel has a $750 million unsecured revolving credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent (Credit Facility), which expires in May 2012. The Credit Facility has an interest coverage ratio (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) covenant of 2:1 and a leverage ratio (consolidated debt to consolidated EBITDA) covenant of 3.25:1, and other customary terms and conditions, including limitations on liens and mergers. As of December 31, 2008, we had no borrowings against this facility. Lehman Brothers Commercial Bank (Lehman) holds a $15 million commitment in our Credit Facility. With the bankruptcy filing by Lehman’s parent, we do not know if Lehman could or would fund its share of the commitment. The obligations of the lenders under the Credit Facility are individual obligations and the failure of one or more lenders to fund does not relieve the remaining lenders of their respective funding obligations.

At December 31, 2008, USSK had no borrowings against its €40 million and €20 million credit facilities (which approximated $85 million), but had $8 million of customs and other guarantees outstanding, reducing availability to $77 million. Both facilities expire in December 2009.

On July 2, 2008, USSK entered into a €200 million (approximately $282 million at December 31, 2008) three-year revolving unsecured credit facility. Interest on borrowings under the facility is based on a spread over EURIBOR or LIBOR, and the agreement contains customary terms and conditions. On July 9, 2008, €200 million (approximately $317 million) was drawn against this facility, and the proceeds were used to reduce the Intercompany Loan. Subsequently, $300 million of the three-year Term Loan was retired (see below).

On September 25, 2008, USSS entered into a series of agreements providing for a €50 million (approximately $70 million at December 31, 2008) committed working capital facility that is partially secured by USSS’s inventory of finished and semi-finished goods. This facility can be used for working capital financing and general corporate purposes and also provides for the issuance of letters of credit and bank guarantees. Interest on borrowings under the facility is based on a spread over BELIBOR, EURIBOR or LIBOR. The agreements contain customary terms and conditions and €10 million of the agreements expires on August 31, 2009 with the remaining €40 million of the agreements expiring on August 31, 2010. This facility replaces the € 25 million credit facility that expired in September 2008. At December 31, 2008, there were no borrowings against this facility.

On January 2, 2007, we completed the redemption of all of our 10% Quarterly Income Debt Securities due 2031. The redemption in the aggregate principal amount of $49 million was funded with available cash. We incurred a $3 million pre-tax charge for the premium and unamortized issuance costs.

On May 21, 2007, U. S. Steel issued a total of $1.1 billion of senior notes consisting of $350 million at 6.65 percent due 2037, $450 million at 6.05 percent due 2017, and $300 million at 5.65 percent due 2013, (collectively, the Senior Notes). The Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. For further detail regarding the Senior Notes, see Note 15 to the Financial Statements and U. S. Steel’s Current Report on Form 8-K filed on May 22, 2007.

On June 11, 2007, U. S. Steel entered into an unsecured $500 million five-year term loan agreement (the five-year Term Loan) with a group of lenders and JPMorgan Chase Bank, N.A. as Administrative Agent.

The agreement for the five-year Term Loan contains the same financial covenants and limitations as the Credit Facility, as well as mandatory principal repayments of $25 million per year. As of December 31, 2008, $475 million was outstanding under the five-year Term Loan. For further details regarding the five-year Term Loan, see Note 15 to the Financial Statements and U. S. Steel’s Current Report on Form 8-K filed on June 11, 2007.

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

We funded the acquisition of Lone Star and the redemption of the 9 3/ 4% Senior Notes with available cash, proceeds from the Senior Notes offering, the five-year Term Loan and receivables sold under the RPA.

On October 12, 2007, U. S. Steel entered into an unsecured $500 million three-year term loan agreement (the three-year Term Loan) and a $400 million one-year term loan agreement (the one-year Term Loan) each with the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and with the same financial covenants and limitations as the Credit Facility. On December 10, 2007, the one-year Term Loan was repaid. On July 9, 2008, $300 million of the three-year Term Loan was retired. As of December 31, 2008, $180 million was outstanding under the three-year Term Loan.

We funded the acquisition of Stelco with available cash, proceeds from the three-year Term Loan and the one-year Term Loan and receivables sold under the RPA.

On December 10, 2007, U. S. Steel issued $500 million of 7.00% Senior Notes due 2018 (the 2018 Senior Notes). The 2018 Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the 2018 Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. For further detail regarding the 2018 Senior Notes, see Note 15 to the Financial Statements and U. S. Steel’s Current Report on Form 8-K filed on December 10, 2007. The proceeds of the offering were used to repay the one-year Term Loan and for general corporate purposes.

We were in compliance with all of our debt covenants at December 31, 2008.

As previously discussed, our Credit Facility and term loan agreements contain financial covenants and other conditions to borrowing and re-borrowing. The current global recession may affect our ability to comply with those covenants and conditions due to its impact on our earnings and cash flow, and may affect the lenders’ ability to make loans under the Credit Facility or the availability of funds under the RPA. Such circumstances could trigger a need to modify or replace those agreements on less favorable terms that could adversely affect our flexibility, cash flow and profitability. If we would be unable to so modify or replace those agreements, our term loans, which had outstanding balances totaling $655 million as of December 31, 2008, could become immediately due and we could lose access to funds available under the Credit Facility and the RPA.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $123 million of liquidity sources for financial assurance purposes as of December 31, 2008, and does not expect any material changes in 2009.

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $499 million relating to Environmental Revenue Bonds and two capital leases, as well as $29 million relating to an operating lease, may be declared immediately due and payable.

Passed into law in August 2006, the Pension Protection Act prescribes a new methodology for calculating the minimum amount companies must contribute to their defined benefit pension plans beginning in 2008. While U. S. Steel estimates that for its main pension plan it will not be required to make annual cash contributions for the first several years under the Act, it is our current intent to mitigate the volatility and level of future mandatory requirements for this plan by making voluntary contributions and preserving our credit balance for possible application in the future. U. S. Steel made voluntary contributions of $140 million to the main domestic defined benefit pension plan in both 2008 and 2007. U. S. Steel may also make voluntary contributions of similar amounts in future periods, consistent with our long term funding goals. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial markets, the elective use or disavowal of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years.

In conjunction with the acquisition of Stelco, U. S. Steel assumed the Pension Plan Funding Agreement (the Pension Agreement) that Stelco had entered into with the Superintendent of Financial Services of Ontario on March 31, 2006 that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$65 million (approximately $53 million) per year (C$70 million (approximately $57 million) effective 2011 and later) and additional annual contributions for benefit improvements, which currently are limited to the union retiree indexing provisions. The defined annual contributions will be continued until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation. In its acquisition of Stelco on October 31, 2007, U. S. Steel assumed liability for a note issued to the Province of Ontario (Province Note)(see Note 4 to the Financial Statements). The face amount of the Province Note is C$150 million (approximately $122 million at December 31, 2008) and is payable on December 31, 2015. The Province Note is unsecured and is subject to a 75 percent discount if the solvency deficiencies in the four main USSC pension plans (see Note 19 to the Financial Statements) are eliminated on or before the maturity date.

The following table summarizes U. S. Steel’s contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
			Payments Due by Period
Contractual Obligations	Total		2009	2010 through 2011		2012 through 2013		Beyond 2013
Long-term debt (including interest and bank fees) and capital leases(a)	$4,630		$234	$1,216		$925		$2,255
Operating leases(b)	186		42	59		35		50
Unconditional purchase obligations(c)	13,500		4,601	3,698		2,293		2,908
Capital commitments(d)	271		209	62		—		—
Environmental commitments(d)	162		14	—		—		148	(e)
Steelworkers Pension Trust		(f)	60	104		52	(f)		(f)
Pensions(g)	391		53	110		114		114
Other benefits(h)		(i)	390	850		715			(i)
Unrecognized tax positions	99		1	—		—		98	(e)

Total contractual obligations		(j)	$5,604		(j)		(j)		(j)
(a)	See Note 15 to the Financial Statements.
(b)	See Note 26 to the Financial Statements. Amounts exclude subleases.
(c)	Reflects contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of gases and certain energy and utility services. Additionally, includes coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (See Note 17).
(d)	See Note 27 to the Financial Statements.
(e)	Timing of potential cash flows is not reasonably determinable.
(f)	It is impossible to make a prediction of cash requirements beyond the term of the 2008 collective bargaining agreements with the USW, which expire in 2012.
(g)	Upon the acquisition of Stelco, now USSC, U. S. Steel assumed Stelco’s obligations under the Pension Plan Funding Agreement (the Pension Agreement) with the Superintendent of Financial Services of Ontario that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$65 million (approximately $53 million) per year (C$70 million (approximately $57 million) effective 2011 and later) and additional annual contributions for benefit improvements for which the amount of potential cash flows is not reasonably determinable. The defined annual contributions will be continued until the earlier of full solvency funding for the four main plans or until December 31, 2015. These estimated contributions are subject to cost of living increases. U.S. dollar equivalents of contributions are based on foreign exchange rates as of December 31, 2008.
(h)	Excludes profit-based payments that may be required through September 1, 2012, pursuant to the provisions of the 2008 collective bargaining agreements with the USW, as it is not possible to make an accurate prediction of payments that may be required.
(i)	U. S. Steel accrues an annual cost for retiree medical and retiree life benefit obligations under plans covering our active and retiree populations in accordance with generally accepted accounting principles. These obligations will require corporate cash in future years to the extent that trust assets are restricted or insufficient and to the extent that company contributions are required by law or union labor agreements. Amounts in the years 2009 through 2012 reflect our current estimate of corporate cash outflows and are net of the projected use of funds available from asset trusts. The accuracy of this forecast of future cash flows depends on various factors such as actual asset returns, the mix of assets within the asset trusts, medical escalation and discount rates used to calculate obligations, the availability of surplus pension assets allowable for transfer to pay retiree medical claims and company decisions or restrictions related to our trusts for retiree healthcare and life insurance that impact the timing of the use of trust assets. As such, the amounts shown could differ significantly from what is actually expended and, at this time, it is impossible to make a reliable prediction of cash requirements beyond five years.
(j)	Amount of contractual cash obligations is not determinable, as discussed in (f), (g) and (i) above.

Contingent lease payments have been excluded from the above table. Contingent lease payments relate to operating lease agreements that include a floating rental charge, which is associated to a variable component. Future contingent lease payments are not determinable to any degree of certainty. U. S. Steel’s annual incurred contingent lease expense is disclosed in Note 26 to the Financial Statements. Additionally, recorded liabilities related to deferred income taxes and other liabilities that may have an impact on liquidity and cash flow in future periods are excluded from the above table.

Pension obligations have been excluded from the above table except for the contributions required by the Pension Agreement that covers USSC’s four main pension plans. (See footnote (g) of the above table). U. S. Steel’s Board of Directors has authorized additional contributions of up to $300 million to U. S. Steel’s trusts for pensions and other benefits by the end of 2010. U. S. Steel expects to make cash payments of $3 million to former Lone Star pension plans and $10 million to other pension plans not funded by trusts in 2009. U. S. Steel may also make voluntary contributions in 2009 or later periods to the main defined benefit pension plan in the United States in order to mitigate potentially larger required contributions in later years. The funded status of U. S. Steel’s pension plans is disclosed in Note 19 to the Financial Statements.

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2008, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2009	2010 through 2011	2012 through 2013	Beyond 2013
Standby letters of credit(a)	$99	$86	$—	$—	$13	(b)
Surety bonds(a)	19	—	—	—	19	(b)
Funded Trusts(a)	29	—	—	—	29	(b)
Marathon Oil Corporation(a)(c)	29	—	—	29	—

Total commercial commitments	$176	$86	$—	$29	$61
(a)	Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b)	Timing of potential cash outflows is not determinable.
(c)	Reflects the amount of U. S. Steel’s operating lease obligations that may be declared immediately due and payable in the event of the bankruptcy of Marathon Oil Corporation. See Note 27 to the Financial Statements.

The current recession has restricted our visibility even in the near term and has limited our ability to predict our cash needs with any degree of certainty. Our major cash requirements in 2009 are expected to be for capital expenditures, employee benefits and working capital requirements. We finished 2008 with $723 million of available cash and received approximately $210 million after taxes from the completion of the sale of the majority of the operating assets of EJ&E on January 31, 2009. When business conditions begin to improve, our working capital requirements will likely increase and we may need to draw upon our credit facilities for necessary cash. Funding under the RPA is based on a pool of eligible receivables that has declined as a result of lower orders. A sudden increase in orders could require a significant amount of investment in working capital. Should we experience a significant increase in orders or an unexpected need for funds that cannot be met with available cash and our liquidity facilities, we may need to access the capital markets. Given the current economic environment, it is unclear on what terms if any we could access the capital markets. Over the longer term, we have significant future debt maturities (see Note 15 to the Financial Statements) and other obligations. Given the uncertainty regarding the duration of the global recession and the current turmoil in the financial markets, it is impossible to predict with any degree of certainty how much cash we will be able to generate, or the availability and terms of new borrowings, to meet our long-term obligations.

Our opinion regarding liquidity is a forward-looking statement based upon currently available information. To the extent that operating cash flow is materially lower than recent levels or external financing sources are not available on terms competitive with those currently available, future liquidity may be adversely affected.

Debt Ratings

During the past few months, the rating agencies have indicated that the prospects for credit quality in the steel industry have turned negative because of the weak economy and the credit crisis. The key factors that the rating agencies are tracking in determining credit quality include changes in the economic environment, government stimulus packages, demand fundamentals in our key consuming industries, the effect of lower input costs on margins, liquidity positions and import levels.

The ratings assigned to our senior unsecured debt by Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings are BB+, Baa3 and Baa3, respectively. Any downgrades could reduce our access to the capital markets and increase our financing costs.

Off-Balance Sheet Arrangements

U. S. Steel has invested in several joint ventures that are reported as equity investments. Several of these investments involved a transfer of assets in exchange for an equity interest. In some cases, U. S. Steel has supply arrangements. In some cases, a portion of the labor force used by the investees is provided by U. S. Steel, the cost of which is reimbursed; however, failing reimbursement, U. S. Steel is ultimately responsible for the cost of these employees. The terms of U. S. Steel’s purchase and supply arrangements were a result of negotiations in arms-length transactions with the other joint venture participants, who are not affiliates of U. S. Steel. For further information on the impact of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” see Note 17 to the Financial Statements.

Other guarantees, indemnifications and take-or-pay arrangements are discussed in detail in Note 27 to the Financial Statements.

In September 2003, U. S. Steel entered into a 10-year agreement for the supply of various utilities at the Midwest Plant in Indiana. The supplier owns a co-generation facility consisting of two natural gas fired boilers that generate steam and hot water, a natural gas fired turbine generator and a steam turbine generator for production of electricity on land leased from U. S. Steel. The Midwest Plant’s employees perform the daily operating and maintenance duties and the Midwest Plant supplies natural gas to fuel the boilers and the turbine generator. U. S. Steel is obligated to purchase steam, hot water and electricity requirements (up to the facility’s capacity) at fixed prices throughout the term and pay annual capacity and operating and maintenance fees. U. S. Steel has no ownership interest in this facility.

In April 2004, U. S. Steel entered into a 10-year agreement for coal pulverization services at the Great Lakes facility, which was effective January 1, 2004. During the initial 5-year period, U. S. Steel was obligated to purchase minimum monthly pulverization services at fixed prices that were annually adjusted for inflation. During the second 5-year period, U. S. Steel has the right to purchase pulverization services on a requirements basis, subject to the capacity of the pulverized coal operations, at fixed prices that are annually adjusted for inflation. U. S. Steel has no ownership interest in this facility.

Derivative Instruments

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of derivative instruments and associated market risk for U. S. Steel.

Environmental Matters, Litigation and Contingencies

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations and similar obligations in Europe and Canada, although ongoing compliance costs have also been significant. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. U. S. Steel believes that our major North American, and many European, integrated steel competitors are confronted by substantially similar conditions and thus does not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to domestic mini-mills, some foreign steel producers (particularly in developing economies such as China) and producers of materials which compete with steel, all of which may not be required to incur equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to our prior disposal of environmentally sensitive materials. Many of our competitors do not have similar historical liabilities.

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

An opening balance sheet liability of approximately C$7 million (approximately $6 million) has been established to cover USSC’s share of a sediment remediation project in Hamilton Harbor known as Randle Reef. Additional contributions may be sought. The total cost for the remediation project is estimated to be C$90 million (approximately $73 million). The federal government has committed C$30 million (approximately $24 million) and the provincial government has committed another C$30 million.

USSK is subject to the environmental laws of Slovakia and the European Union (EU). A related law of the EU commonly known as REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals, Regulation 1907/2006) requires the registration of certain substances that are produced in the EU or imported into the EU. USSK pre-registered various substances during the six-month pre-registration period that ended November 30, 2008, both on its own behalf and on behalf of U. S. Steel and certain of its subsidiaries that may be shipping products into the EU. USSK is compliant with REACH and intends to register its substances by the applicable deadlines to remain in compliance and be able to continue its businesses without material change.

USSS is subject to the environmental laws of Serbia. Under the terms of the acquisition in 2003, USSS is responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study in June 2004, which was submitted to the Government of Serbia. In January 2008, USSS entered into an agreement with the Serbian government that commits us to spend approximately $50 million before the end of 2009 to improve the environmental performance of our facilities. Spending for this commitment in 2008 was $35 million. The spending is focused on projects aimed at reducing air particulate emissions.

Many nations, including the United States, are considering regulation of carbon dioxide (CO2) emissions. International negotiations to supplement or replace the 1997 Kyoto Protocol are ongoing. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The EU has established greenhouse gas regulations, Canada has published details of a regulatory framework for greenhouse gas emissions, and in the United States, the new Administration has announced its commitment to implement a national cap-and-trade program to reduce greenhouse gas emissions by 80 percent by 2050. Such regulations may entail substantial capital expenditures, restrict production, and raise the price of coal, coke and other carbon-based energy sources.

U. S. Steel’s environmental expenditures:

(Dollars in millions)
	2008	2007	2006
North America:
Capital	$44	$21	$45
Compliance
Operating & maintenance	409	278	285
Remediation(a)	27	28	24

Total Domestic	$480	$327	$354

USSE:
Capital	$55	$51	$30
Compliance
Operating & maintenance	17	18	11
Remediation(a)	18	7	2

Total USSE	$90	$76	$43

Total U. S. Steel	$570	$403	$397

(a)	These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 11 percent of total capital expenditures in 2008, 10 percent in 2007 and 12 percent in 2006.

Environmental compliance expenditures represented two percent of U. S. Steel’s total costs and expenses in 2008, 2007 and 2006. Remediation spending during 2006 through 2008 was mainly related to remediation activities at former and present operating locations. These projects include remediation of contaminated sediments in the Grand Calumet River that receives discharges from Gary Works, investigations and certain remedial measures completed at our former Geneva Works and completion of remedial measures conducted at our former Agri-Chemical properties.

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

For discussion of other relevant environmental items see “Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2008 and December 31, 2007. These amounts exclude liabilities related to asset retirement obligations under FAS No. 143.

Environmental Remediation Liabilities

(Dollars in millions)	2008	2007
Beginning Balance	$142	$140
Plus: Additions	37	25
Less: Payments	(17)	(23)

Ending Balance	$162	$142

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information and existing laws and regulations as currently implemented, U. S. Steel does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2009. U. S. Steel’s environmental capital expenditures are expected to be approximately $163 million in 2009, $104 million of which is related to projects at USSE. Predictions beyond 2009 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, U. S. Steel anticipates that environmental capital expenditures will be approximately $350 million in 2010, including $167 million for USSE; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

At December 31, 2008, U. S. Steel was a defendant in approximately 450 active asbestos cases, involving approximately 3,050 plaintiffs. Almost 2,600, or approximately 85 percent, of these claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although U. S. Steel’s results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition. For additional details concerning asbestos litigation see “Item 3. Legal Proceedings – Asbestos Litigation.”

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

U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 27 to the Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Financial Statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to U. S. Steel.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Outlook for First Quarter 2009

We expect an operating loss in the first quarter as results continue to reflect the extremely difficult global economic environment. We do not know when conditions may improve, but we are well positioned to fully participate in a market recovery when it occurs. In the meantime, we continue aggressive efforts to maximize liquidity and reduce costs and will take additional actions as market conditions warrant.

Flat-rolled results for first quarter 2009 are expected to decrease substantially from fourth quarter 2008 primarily due to further declines in shipments as a result of lower customer demand, lower average realized prices and reduced effects from LIFO liquidations.

First quarter 2009 results for USSE are expected to be comparable to the fourth quarter as lower raw material acquisition costs begin to be reflected in cost of sales, and average realized prices are expected to be lower.

Results for Tubular in the first quarter of 2009 are expected to decrease significantly from fourth quarter 2008, although we expect to remain profitable. Shipments and average realized prices are expected to decrease in line with market trends.

Accounting Standards

In December 2008, the Financial Accounting Standards Board (FASB) issued Financial Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP No. 132(R)-1). FSP No. 132(R)-1 amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosures required focus on disclosures of fair value by category of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. We do not expect a material impact on our financial statements when these additional provisions are adopted.

In December 2008, the FASB issued FSP No. 140-4 and FASB Interpretation No. (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (FSP No. 140-4 and FIN 46(R)-8). FSP No. 140-4 and FIN 46(R)-8 amends Financial Accounting Standard (FAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and FIN 46 (revised December 2003) (FIN 46(R)), “Consolidation of Variable Interest Entities,” to provide additional disclosures about transfers of financial assets and involvement with variable interest entities. This FSP is effective for the first reporting period after December 15, 2008. The effect of adopting this FSP was immaterial to our financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (FSP No. 133-1 and FIN 45-4). FSP No. 133-1 and FIN 45-4 amends Statement No. 133 by requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. Additionally, FIN 45-4 is amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement No. 133 and FIN 45-4 are effective for reporting periods ending after November 15, 2008. The FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” to be any reporting period beginning after November 15, 2008. The effect of adopting this FSP was immaterial to our financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). Under FSP EITF 03-6-1, the FASB clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share under the two-class method. FSP EITF 03-6-1 is effective January 1, 2009. U. S. Steel does not expect any material financial statement implications relating to the adoption of this FSP.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)), which replaces FAS No. 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. FAS 141(R) also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. FAS 141(R) is effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. For any business combination that takes place subsequent to

January 1, 2009, FAS 141(R) may have a material impact on our financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction. FAS 141(R) also amends FAS 109, “Accounting for Income Taxes,” such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. This provision of FAS 141(R) may have a material impact on our financial statements (see Note 9 to the Financial Statements and the discussion of USSC).

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management Opinion Concerning Derivative Instruments

U. S. Steel uses commodity-based and foreign currency derivative instruments to manage our market and exchange rate risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase of natural gas and nonferrous metals, and also certain business transactions denominated in foreign currencies. Historically, the forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption under

FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and have therefore not required derivative accounting. Due to the idling of certain facilities in December 2008, some of these contracts no longer meet the exemption criteria and are therefore being marked-to-market. As of December 31, 2008, U. S. Steel held commodity contracts for natural gas with a total notional value of approximately $33 million that qualified as derivatives. U. S. Steel also held commodity contracts for natural gas that qualified for the normal purchases and normal sales exemption with a total notional value of approximately $218 million at December 31, 2008. This represents approximately 25 percent of our North American natural gas needs. The fair value of our natural gas derivatives is determined using Level 2 inputs. The inputs used include forward prices derived from the New York Mercantile Exchange. Foreign currency derivative instruments have been marked-to-market and the resulting gains or losses recognized in the current period in net interest and other financial costs. For future periods, U. S. Steel may elect to use hedge accounting for certain transactions, primarily related to forecasted natural gas purchases. For those transactions, the impact of the effective portion of the hedging instrument will be recognized in other comprehensive income until the natural gas purchase is settled. Once the purchase is settled, the effect of the hedged item will be recognized in income. While U. S. Steel’s risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

Management believes that the use of derivative instruments, along with risk assessment procedures and internal controls, does not expose U. S. Steel to material risk. The use of derivative instruments could materially affect U. S. Steel’s results of operations in particular quarterly or annual periods; however, management believes that the use of these instruments will not have a material adverse effect on our financial position or liquidity. For further information regarding derivative instruments see Notes 1 and 14 to the Financial Statements.

Foreign Currency Exchange Rate Risk

U. S. Steel, through USSE and USSC, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro, the Serbian dinar and the Canadian dollar. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel has not elected to use hedge accounting for these contracts. At December 31, 2008 and December 31, 2007, U. S. Steel had open euro forward sales contracts for U.S. dollars (total notional value of approximately $363 million and $29 million, respectively). A 10 percent increase in the December 31, 2008 euro forward rates would result in a $36 million charge to income.

Subsequent to December 31, 2007, we increased our use of euro forward sales contracts for U.S. dollars, which mitigates our currency exposure resulting from the Intercompany Loan, which had an outstanding balance of $815 million as of December 31, 2008, discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest and Other Financial Costs.”

In accordance with FAS No. 157, the fair value of our foreign currency derivatives is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used include quotes from counterparties that are corroborated with market sources.

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

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent decrease in year-end 2008 and 2007 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)
	2008		2007
Non-Derivative Financial Instruments(a)	Fair Value(b)	Increase in Fair Value(c)	Fair Value(b)	Increase in Fair Value(c)
Financial assets:
Investments and long-term receivables(d)	$23	$—	$20	$—
Financial liabilities:
Debt(e)(f)	$2,650	$106	$3,110	$126
(a)	Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)	See Note 23 to the Financial Statements for carrying value of instruments.
(c)	Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent decrease in interest rates at December 31, 2008 and 2007, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2008, and December 31, 2007.
(d)	For additional information see Note 10 to the Financial Statements.
(e)	Excludes capital lease obligations.
(f)	Fair value was based on the yield on our public debt where available or current borrowing rates available for financings with similar terms and maturities. For additional information see Note 15 to the Financial Statements.

U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only to the extent that we elected to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value. At December 31, 2008, U. S. Steel’s portfolio of debt included $655 million of floating rate term loans, the fair value of which are not affected by interest rate declines.

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

February 24, 2009

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

United States Steel Corporation seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communication programs aimed at assuring that its policies and methods are understood throughout the organization.

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

Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Surma	/s/ John H. Goodish
John P. Surma	John H. Goodish
Chairman of the Board of Directors and	Executive Vice President and
Chief Executive Officer	Chief Operating Officer

/s/ Gretchen R. Haggerty	/s/ Larry G. Schultz
Gretchen R. Haggerty	Larry G. Schultz
Executive Vice President and Chief Financial Officer	Senior Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Stockholders of United States Steel Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries (the Company) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report to Stockholders – Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 24, 2009

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(Dollars in millions)	2008	2007	2006
Net sales:
Net sales	$22,466	$15,701	$14,752
Net sales to related parties (Note 25)	1,288	1,172	963

Total	23,754	16,873	15,715

Operating expenses (income):
Cost of sales (excludes items shown below)	19,723	14,633	12,968
Selling, general and administrative expenses	625	589	604
Depreciation, depletion and amortization (Note 1)	605	506	441
Income from investees	(93)	(26)	(57)
Net gains on disposal of assets	(17)	(23)	(13)
Other income, net (Note 17)	(158)	(19)	(13)

Total	20,685	15,660	13,930

Income from operations	3,069	1,213	1,785
Interest expense	169	152	116
Interest income	(14)	(79)	(67)
Other financial (income) costs	(93)	32	13

Net interest and other financial costs (Note 6)	62	105	62

Income before income taxes and minority interests	3,007	1,108	1,723
Income tax provision (Note 9)	853	218	324
Minority interests (Note 17)	42	11	25

Net income	2,112	879	1,374
Dividends on preferred stock	-	-	(8)

Net income applicable to common stock	$2,112	$879	$1,366

Income Per Common Share (Note 7):

Net income:
- Basic	$18.04	$7.44	$11.88
- Diluted	$17.96	$7.40	$11.18

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
(Dollars in millions)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$724	$401
Receivables, less allowance of $52 and $42 (Note 18)	2,144	1,924
Receivables from related parties (Note 25)	144	153
Inventories (Note 8)	2,492	2,279
Deferred income tax benefits (Note 9)	177	151
Other current assets	51	51

Total current assets	5,732	4,959
Investments and long-term receivables, less allowance of $10 and $6 (Note 10)	695	694
Property, plant and equipment, net (Note 11)	6,676	6,688
Intangibles-net (Note 12)	282	419
Goodwill (Note 12)	1,609	1,712
Assets held for sale (Note 5)	211	233
Prepaid pensions (Note 19)	16	734
Deferred income tax benefits (Note 9)	666	16
Other noncurrent assets	200	177

Total assets	$16,087	$15,632
Liabilities
Current liabilities:
Accounts payable	$1,440	$1,668
Accounts payable to related parties (Note 25)	43	62
Bank checks outstanding	11	53
Payroll and benefits payable	967	995
Accrued taxes (Note 9)	203	95
Accrued interest	33	20
Short-term debt and current maturities of long-term debt (Note 15)	81	110

Total current liabilities	2,778	3,003
Long-term debt, less unamortized discount (Note 15)	3,064	3,147
Employee benefits (Note 19)	4,767	3,187
Deferred income tax liabilities (Note 9)	9	162
Deferred credits and other liabilities	410	514

Total liabilities	11,028	10,013

Contingencies and commitments (Note 27)
Minority interests (Note 17)	164	88

Stockholders' Equity
Common stock issued—123,785,911 shares and 123,785,911 shares (par value $1 per share, authorized 400,000,000 shares) (Note 21)	124	124
Treasury stock, at cost (7,587,322 shares and 5,790,827 shares)	(612)	(395)
Additional paid-in capital	2,986	2,955
Retained earnings	5,666	3,683
Accumulated other comprehensive loss	(3,269)	(836)

Total stockholders' equity	4,895	5,531

Total liabilities and stockholders' equity	$16,087	$15,632

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2008	2007	2006
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$2,112	$879	$1,374
Adjustments to reconcile net cash provided by operating activities:
Depreciation, depletion and amortization	605	506	441
Provision for doubtful accounts	24	(14)	3
Pensions and other postretirement benefits	(502)	(157)	(209)
Minority interests	42	11	25
Deferred income taxes	366	182	57
Noncash other income (Note 17)	(150)	-	-
Net gains on disposal of assets	(17)	(23)	(13)
Distributions received, net of equity investees income	(29)	24	(9)
Changes in:
Current receivables -sold	485	440	-
-repurchased	(635)	(290)	-
-operating turnover	(140)	72	(93)
Inventories	(376)	305	(109)
Current accounts payable and accrued expenses	81	(440)	232
Bank checks outstanding	(42)	(13)	(49)
Foreign currency translation	(117)	259	(14)
All other, net	(49)	(9)	(4)

Net cash provided by operating activities	1,658	1,732	1,632

Investing activities:
Capital expenditures	(735)	(692)	(612)
Capital expenditures – Gateway Energy & Coke Company, LLC	(161)	-	-
Acquisition of non-controlling interests of Clairton 1314B Partnership, L.P.	(104)	-	-
Acquisition of pickle lines	(36)	-	-
Acquisition of Lone Star Technologies, Inc.	-	(1,993)	-
Acquisition of Stelco Inc.	(1)	(2,036)	-
Disposal of assets	24	42	26
Restricted cash, net	2	13	-
Investments, net	(21)	(9)	(4)

Net cash used in investing activities	(1,032)	(4,675)	(590)

Financing activities:
Revolving credit facilities -borrowings	359	-	-
-repayments	(44)	-	(248)
Issuance of long-term debt, net of refinancing costs	-	2,976	-
Repayment of long-term debt	(380)	(873)	(359)
Common stock issued	5	18	33
Common stock repurchased	(227)	(117)	(442)
Distributions from (to) minority interest owners	102	(14)	(18)
Dividends paid	(129)	(95)	(77)
Excess tax benefits from stock-based compensation	9	9	5

Net cash (used in) provided by financing activities	(305)	1,904	(1,106)

Effect of exchange rate changes on cash	2	18	7

Net increase (decrease) in cash and cash equivalents	323	(1,021)	(57)
Cash and cash equivalents at beginning of year	401	1,422	1,479

Cash and cash equivalents at end of year	$724	$401	$1,422

  See Note 24 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Dollars in Millions			Shares in Thousands
	2008	2007	2006	2008	2007	2006
Preferred shares (Note 21):
Balance at beginning of year	$-	-	$216	-	-	5,000
Converted to common stock	-	-	(216)	-	-	(5,000)

Balance at end of year	$-	$-	$-	-	-	-
Common stock:
Balance at beginning of year	$124	$124	$115	123,786	123,786	114,586
Converted from preferred stock	-	-	9	-	-	9,199
Common stock issued:
Employee/Non-employee director stock plans	-	-	-	-	-	1

Balance at end of year	$124	$124	$124	123,786	123,786	123,786
Treasury stock:
Balance at beginning of year	$(395)	$(317)	$(253)	(5,791)	(5,241)	(5,800)
Common stock repurchased	(227)	(117)	(442)	(2,015)	(1,190)	(7,248)
Common stock reissued for preferred stock conversion	-	-	319	-	-	6,765
Common stock reissued for employee/non-employee director stock plans	10	39	59	219	640	1,042

Balance at end of year	$(612)	$(395)	$(317)	(7,587)	(5,791)	(5,241)
Additional paid-in capital:
Balance at beginning of year	$2,955	$2,942	$3,061
Employee stock plans	31	13	(7)
Preferred stock conversion to common stock (Note 21)	-	-	(112)

Balance at end of year	$2,986	$2,955	$2,942

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Continued)

				Comprehensive (Loss) Income
(Dollars in millions)	2008	2007	2006	2008	2007	2006
Retained earnings:
Balance at beginning of year	$3,683	$2,902	$1,605
Net income	2,112	879	1,374	$2,112	$879	$1,374
Dividends on common stock	(129)	(95)	(69)
Cumulative effect of FASB Interpretation No. 48 Adoption	-	(3)	-
Dividends on preferred stock	-	-	(8)

Balance at end of year	$5,666	$3,683	$2,902
Accumulated other comprehensive (loss) income:
Pension and Other benefit adjustments (Note 19):
Balance at beginning of year	$(1,332)	$(1,555)	$-
Changes during year, net of taxes(a)	(1,920)	233	(1,545)	(1,920)	233
Changes during year, equity investee net of taxes	(8)	(10)	(10)	(8)	(10)

Balance at end of year	$(3,260)	$(1,332)	$(1,555)

Minimum pension liability adjustments :
Balance at beginning of year	$-	$-	$(1,395)
Changes during year, net of taxes(a)	-	-	1,384			1,384
Changes during year, equity investee, net of taxes	-	-	11			11

Balance at end of year	$-	$-	$-

Foreign currency translation adjustments:
Balance at beginning of year	$496	$269	$(23)
Functional currency change	-	-	108			108
Other changes during year	(505)	227	184	(505)	227	184

Balance at end of year	(9)	496	269

Total balances at end of year	$(3,269)	$(836)	$(1,286)
Deferred compensation:
Balance at beginning of year	$-	$-	$(2)
Changes during year, net of taxes	-	-	2

Balance at end of year	$-	$-	$-
Total comprehensive income (loss)				$(321)	$1,329	$3,061
Total stockholders' equity	$4,895	$5,531	$4,365
(a) Related income tax (provision) benefit:
Minimum pension liability adjustments	$-	$-	$(875)
Pension and other benefits adjustments	1,110	(166)	949

The accompanying notes are an integral part of these consolidated financial statements.

1.	Nature of Business and Significant Accounting Policies

Nature of Business

United States Steel Corporation (U. S. Steel or the Company) produces and sells steel mill products, including flat-rolled and tubular products, in North America and Europe. Operations in North America also include real estate management and development, transportation services, and engineering and consulting services.

Significant Accounting Policies

Principles applied in consolidation

These financial statements include the accounts of U. S. Steel and its majority-owned subsidiaries. Additionally, variable interest entities for which U. S. Steel is the primary beneficiary are included in the consolidated financial statements and their impacts are either partially or completely offset by minority interest. Intercompany accounts, transactions and profits have been eliminated in consolidation.

Investments in entities over which U. S. Steel has significant influence are accounted for using the equity method of accounting and are carried at U. S. Steel’s share of net assets plus loans and advances and our share of earnings and distributions. Differences in the basis of the investment and the underlying net asset value of the investee, if any, are amortized into earnings over the remaining useful life of the associated assets.

Investments in companies whose equity has no readily determinable fair value are carried at cost and are periodically reviewed for impairment.

Income from investees includes U. S. Steel’s proportionate share of income from equity method investments, which is generally recorded a month in arrears, except for significant and unusual items which are recorded in the period of occurrence. Gains or losses from changes in ownership of unconsolidated investees are recognized in the period of change. Unrealized profits and losses on transactions with equity investees have been eliminated in consolidation.

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

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used on 39 percent and 45 percent of consolidated inventories at December 31, 2008 and 2007, respectively.

Derivative instruments

U. S. Steel uses commodity-based and foreign currency derivative instruments to manage its exposure to price and foreign currency exchange risk. Futures, forwards, swaps and options are used to reduce the effects of fluctuations in the purchase price of natural gas and nonferrous metals and also certain business transactions denominated in foreign currencies. Historically, the forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption under Financial Accounting Standard (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), paragraph 10b and have therefore not required derivative accounting. U. S. Steel has not at this time elected to designate derivative instruments as qualifying for hedge accounting treatment. As a result, the changes in fair value of these derivatives are recognized immediately in results of operations.

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

Goodwill is tested for impairment annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The change in business conditions in the fourth quarter of 2008 was considered a triggering event as defined by FAS 142, “Goodwill and Other Intangible Assets” and goodwill was subsequently re-tested for impairment as of December 31, 2008. The evaluation of impairment involves comparing the fair value of the associated reporting unit to its carrying value, including goodwill. U. S. Steel’s reporting units are generally consistent with our reportable operating segments, except for our Tubular segment. Within the Tubular segment we have three reporting units corresponding to our different manufacturing processes and products. Fair value for each reporting unit with goodwill was estimated using discounted future cash flows based on management’s long range estimates of market conditions over a five year horizon with a 2.25 percent compound annual growth rate. Our risk free interest rate is approximately two percent and our systematic risk premium is approximately nine percent. Our testing did not indicate that goodwill was impaired as of December 31, 2008.

U. S. Steel has determined that certain acquired intangible assets have indefinite useful lives. These assets are reviewed for impairment annually and whenever events or circumstances indicate that the carrying value may not be recoverable.

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The impairment test performed as of December 31, 2008 for property, plant and equipment, as described below, also addressed intangible assets with finite lives. None of the long-lived asset groupings with intangible assets were impaired as of December 31, 2008.

Property, plant and equipment

Property, plant and equipment is carried at cost. U. S. Steel records depreciation on a modified straight-line or straight-line method utilizing a composite or group asset approach based upon the estimated useful lives of assets. The modified straight-line method, used for certain steel-producing assets in the United States, is based on raw steel production levels. The modification factors applied to straight-line calculations range from a minimum of 85 percent at a production level below 81 percent of capability, to a maximum of 105 percent for a 100 percent production level. No modification is made at the 95 percent production level. Applying modification factors decreased depreciation expense, when compared to a straight-line calculation, by $58 million, $40 million and $40 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Depletion of mineral properties is based on rates which are expected to amortize cost over the estimated tonnage of minerals to be removed.

U. S. Steel evaluates impairment of its property, plant and equipment whenever circumstances indicate that the carrying value may not be recoverable. The change in business conditions in the fourth quarter of 2008 was considered a triggering event as defined by FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and subsequently long-lived asset groupings were tested for impairment. Our asset groupings are the same as our reporting units. Asset impairments are recognized when the carrying value of an asset grouping exceeds its aggregate projected undiscounted cash flows. Undiscounted cash flows for each asset grouping were estimated using management’s long range estimates of market conditions associated with each asset grouping over the estimated useful life of the principal asset within the group. Our testing did not indicate that any of our long-lived asset groupings were impaired as of December 31, 2008.

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

Pensions, other postretirement and postemployment benefits

U. S. Steel has non-contributory defined benefit pension plans that cover more than half of its employees in North America and defined benefit retiree health care and life insurance plans (Other Benefits) that cover the majority of its employees in North America upon their retirement. Non-union salaried employees in the United States hired on or after July 1, 2003 participate in a defined contribution plan whereby U. S. Steel contributes a certain percentage of salary based upon attained age each year. In addition, most domestic salaried employees participate in defined contribution plans (401(k) plans) whereby the Company matches a certain percentage of salary based upon the amount of each participant’s contributions and years of service with the Company. The Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked, currently covers approximately 44 percent of its Union employees in the United States. Government-sponsored programs into which U. S. Steel makes required contributions cover the majority of U. S. Steel’s European employees.

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

Concentration of credit and business risks

U. S. Steel is exposed to credit risk in the event of nonpayment by customers principally within the automotive, container, construction, steel service center, appliance and electrical, conversion, and oil, gas and petrochemical industries. Changes in these industries may significantly affect management’s estimates and U. S. Steel’s financial performance. U. S. Steel mitigates its exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, credit insurance, prepayments, guarantees or other collateral.

The majority of U. S. Steel’s customers are located in North America and Europe. No single customer accounted for more than 10 percent of gross annual revenues.

Foreign currency translation

U. S. Steel is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar.

The functional currency for U. S. Steel Europe (USSE) is the euro. U. S. Steel Canada Inc.’s (USSC) functional currency is the Canadian dollar (C$). Assets and liabilities of these entities are translated to U.S. dollars at period-end exchange rates. Revenue and expenses are translated using the average exchange rate for the reporting period. Resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity.

Stock-based compensation

On January 1, 2006, U. S. Steel began to apply the provisions of FAS No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R) which is an amendment of FAS No. 123, “Accounting for

Stock-Based Compensation,” (FAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related Interpretations to its various stock-based employee compensation plans (see Note 13).

Deferred taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include U. S. Steel’s expectation to generate sufficient future taxable income and the projected time period over which these deferred tax assets will be realized. U. S. Steel records a valuation allowance when necessary to reduce deferred tax assets to the amount that will more likely than not be realized. Deferred tax liabilities have not been recognized for the undistributed earnings of certain foreign subsidiaries, primarily U. S. Steel Košice (USSK), because management intends indefinitely to reinvest such earnings in foreign operations.

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

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP No. 132(R)-1). FSP No. 132(R)-1 amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosures require focus on disclosures of fair value by category of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. We do not expect a material impact on our financial statements when these additional provisions are adopted.

In December 2008, the FASB issued FSP No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (FSP No. 140-4 and FIN 46(R)-8). FSP No. 140-4 and FIN 46(R)-8 amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and FASB Interpretation No. 46 (revised December 2003) (FIN 46(R)), “Consolidation of Variable Interest Entities,” to provide additional disclosures about transfers of financial assets and involvement with variable interest entities. This FSP is effective for the first reporting period ending after December 15, 2008. The effect of adopting this FSP was immaterial to our financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (FSP

No. 133-1 and FIN 45-4). FSP No. 133-1 and FIN 45-4 amends Statement No. 133 by requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. Additionally, FIN 45-4 is amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement No. 133 and FIN 45-4 are effective for reporting periods ending after November 15, 2008. The FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” to be any reporting period beginning after November 15, 2008. The effect of adopting this FSP was immaterial to our financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). Under FSP EITF 03-6-1, the FASB clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share under the two-class method. FSP EITF 03-6-1 is effective January 1, 2009. U. S. Steel does not expect any material financial statement implications relating to the adoption of this FSP.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)), which replaces FAS No. 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. FAS 141(R) also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. FAS 141(R) is effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, FAS 141(R) may have a material impact on our financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction. FAS 141(R) also amends FAS 109, “Accounting for Income Taxes,” such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. This provision of FAS 141(R) may have a material impact on our financial statements (see Note 9 and the discussion of USSC).

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

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of slabs, sheets, tin mill products, strip mill plates and rounds for Tubular, as well as all iron ore and coke production facilities in the United States and Canada. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill and coke production facilities in Slovakia; U. S. Steel Serbia (USSS), U. S. Steel’s integrated steel mill and other facilities in Serbia; and equity investees located in Europe. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells sheet, strip mill plate, tin mill and tubular products, as well as heating radiators and refractories.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities, primarily in the United States, and equity investees in the United States and Brazil. These operations produce and sell both seamless and electric resistance welded tubular products and primarily serve customers in the oil, gas and petrochemical markets.

Other Businesses includes transportation services, the management and development of real estate, and engineering and consulting services.

Effective with the fourth quarter of 2008, the operating results of our iron ore operations, which were previously included in Other Businesses, are included in the Flat-rolled segment. Almost all of our iron ore production is consumed by our Flat-rolled operations and the iron-ore operations are managed as part of our Flat-rolled business. Prior periods have been restated to reflect this change.

The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations. Segment income from operations does not include net interest and other financial costs, the income tax provision, benefit expenses for current retirees and certain other items that management believes are not indicative of future results. Information on segment assets is not disclosed as it is not reviewed by the chief operating decision maker.

The accounting principles applied at the operating segment level in determining income from operations are generally the same as those applied at the consolidated financial statement level. The transfer value for steel rounds from Flat-rolled to Tubular is based on cost. All other intersegment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level. Corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations are as follows:

(In millions)	Customer sales	Intersegment sales	Net sales	Income from equity investees	Income from operations	Depreciation, depletion & amortization	Capital expenditures
2008
Flat-rolled	$13,789	$1,499	$15,288	$101	$1,390	$386	$626
USSE	5,487	30	5,517	1	491	145	210
Tubular	4,251	2	4,253	(9)	1,207	62	29

Total reportable segments	23,527	1,531	25,058	93	3,088	593	865
Other Businesses	227	690	917	-	77	12	31
Reconciling Items	-	(2,221)	(2,221)	-	(96)	-	-

Total	$23,754	$-	$23,754	$93	$3,069	$605	$896

2007
Flat-rolled	$9,986	$467	$10,453	$24	$382	$335	$418
USSE	4,667	-	4,667	1	687	123	215
Tubular	1,985	-	1,985	2	356	32	23

Total reportable segments	16,638	467	17,105	27	1,425	490	656
Other Businesses	235	255	490	(1)	84	16	36
Reconciling Items	-	(722)	(722)	-	(296)	-	-

Total	$16,873	$-	$16,873	$26	$1,213	$506	$692

2006
Flat-rolled	$9,693	$435	$10,128	$56	$660	$308	$364
USSE	3,968	9	3,977	1	714	106	211
Tubular	1,798	-	1,798	-	631	13	4

Total reportable segments	15,459	444	15,903	57	2,005	427	579
Other Businesses	256	184	440	-	69	14	33
Reconciling Items	-	(628)	(628)	-	(289)	-	-

Total	$15,715	$-	$15,715	$57	$1,785	$441	$612

The following is a schedule of reconciling items to income from operations:

(In millions)	2008	2007	2006
Items not allocated to segments:
Retiree benefit expenses(a)	$(22)	$(143)	$(243)
Other items not allocated to segments:
Contingent funding liability reversal (Note 17)	150	-	-
Labor agreement signing bonuses (Note 16)	(105)	-	-
Litigation reserve (Note 27)	(45)	-	-
Drawn-over-mandrel charge (Note 5)	(28)	-	-
Environmental remediation charge (Note 27)	(23)	-	-
Flat-rolled inventory transition effects(b)	(23)	(58)	-
Workforce reduction charges, including pension settlement losses (Note 19)	-	(57)	(21)
Tubular inventory transition effects(c)	-	(38)	-
Out of period adjustments(d)	-	-	(15)
Asset impairment charge	-	-	(5)
Loss from sale of certain assets	-	-	(5)

Total other items not allocated to segments	(74)	(153)	(46)

Total reconciling items	$(96)	$(296)	$(289)
(a)	Includes retiree benefit expense for retirees of Lone Star Technologies, Inc. and Stelco Inc. from the date of acquisition on June 14, 2007 and October 31, 2007, respectively (see Note 4). In the fourth quarter 2007, the retiree benefit expense associated with a provision of the 2003 Basic Labor Agreement was eliminated (see Note 19).
(b)	The impact of selling inventory acquired from Stelco Inc., which had been recorded at fair value.
(c)	Charge reflecting the effects of conforming certain inventories acquired from Lone Star Technologies, Inc. to our unified business model and the impact of selling acquired inventory, which had been recorded at fair value.
(d)	In the process of evaluating the potential effects of adopting SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), we identified items from prior years that required adjustment. These items were not material to the balance sheet or statement of operations of prior periods, and an out of period adjustment was recognized.

Net Sales by Product:

The following summarizes net sales by product:

(In millions)	2008	2007	2006
Flat-rolled	$18,291	$13,673	$12,687
Tubular	4,367	2,065	1,909
Raw materials (coke and iron ore)	198	246	241
Other(a)	898	889	878

Total	$23,754	$16,873	$15,715
(a)	Includes sales of steel production by-products, transportation services, the management and development of real estate and engineering and consulting services.

Geographic Area:

The information below summarizes net sales and property, plant and equipment and other long-term assets based on the location of the operating segment to which they relate.

(In millions)	Year	Net Sales	Assets
North America	2008	$18,269	$5,799	(a)
	2007	$12,207	$5,801	(a)
	2006	$11,788	$3,447	(a)

Europe	2008	5,487	1,540	(b)
	2007	4,667	1,516	(b)
	2006	3,977	1,278	(b)

Other Foreign Countries	2008	-	29
	2007	-	45
	2006	-	7

Eliminations	2008	(2)	-
	2007	(1)	-
	2006	(50)	-

Total	2008	$23,754	$7,368
	2007	$16,873	$7,362
	2006	$15,715	$4,732
(a)	Assets valued at $4,332 million, $3,975 million and $3,447 million were located in the United States at December 31, 2008, 2007 and 2006, respectively.
(b)	Assets valued at $1,295 million, $1,315 million and $1,158 million were located in Slovakia at December 31, 2008, 2007 and 2006, respectively.

4.	Acquisitions

Non-controlling interests of Clairton 1314B Partnership, L.P.

On October 31, 2008, U. S. Steel acquired the interests in the Clairton 1314B Partnership, L.P. (1314B) held by unrelated parties for $104 million, and 1314B was terminated. The acquisition has been accounted for in accordance with FAS 141, “Business Combinations” (FAS 141). U. S. Steel accounted for the purchase price of this acquisition, in excess of the acquired minority interests, using step acquisition accounting. This resulted in a partial step-up in the book value of property, plant and equipment of $73 million, which will be depreciated over 15 years (see Note 17).

Pickle Lines

On August 29, 2008, USSC paid C$38 million (approximately $36 million) to acquire three pickle lines in Nanticoke, Ontario, from Nelson Steel, a division of Samuel Manu-Tech Inc. The acquisition of the pickle lines strengthens USSC’s position as a premier supplier of flat-rolled steel products to the North American market. The acquisition has been accounted for in accordance with FAS 141. The purchase price has been allocated to property, plant and equipment.

Stelco Inc.

On October 31, 2007, U. S. Steel paid $1,237 million to acquire all of the outstanding stock and stock equivalents of Stelco Inc. (Stelco) and the company was renamed U. S. Steel Canada Inc. U. S. Steel also paid $785 million to retire substantially all of the outstanding debt of Stelco and made a $34 million payment to Stelco’s main pension plans at closing.

USSC operates two integrated steel plants in Ontario, Canada and produces a variety of steel products for customers in the automotive, steel service center, and pipe and tubular industries within North America. The acquisition has strengthened U. S. Steel’s position as a premier supplier of flat- rolled steel products and has provided us with greater flexibility to respond to the requirements of an expanded customer base. It also generated annual, sustainable synergies through sourcing of semi-finished products and the leveraging of best practices.

The results of operations of USSC are included in U. S. Steel’s consolidated statement of operations as of the date of acquisition. USSC is principally being reported as part of U. S. Steel’s Flat-rolled segment.

In connection with the acquisition, U. S. Steel assumed Stelco’s pension funding obligations under a pension agreement entered into by Stelco and the Province of Ontario totaling C$545 million. In addition, we committed to the Canadian government to make capital investments through 2012 of at least C$200 million.

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

The acquisition has been accounted for in accordance with FAS 141. The following table presents the allocation of the aggregate purchase price based on estimated fair values:

(In millions)
Assets Acquired:
Receivables	$288
Inventories	672
Other current assets	74
Property, plant & equipment	1,818
Identifiable intangible assets	92
Goodwill	648
Equity Investments	338
Deferred tax assets	67
Other noncurrent assets	39

Total Assets	4,036

Liabilities Assumed:
Accounts payable	182
Other current liabilities	35
Employee benefits	1,523
Long—term debt	103
Other noncurrent liabilities	127
Minority Interest	29

Total Liabilities	1,999

Purchase price—net of cash acquired	$2,037

During 2008 the valuations of assets acquired was completed, and as a result, the value of acquired property, plant and equipment, equity investments and identifiable intangible assets decreased by approximately $45 million, $50 million and $115 million, respectively, as compared to the preliminary purchase price allocation prepared for the year ended December 31, 2007. Net deferred taxes, goodwill and inventory increased by approximately $90 million, $75 million and $30 million, respectively.

Goodwill is not deductible for tax purposes. The identifiable intangible assets, principally customer relationships, are not deductible for tax purposes. Customer relationships of approximately C$88 million (approximately $72 million at December 31, 2008) will be subject to amortization for book purposes over a period of 23 years. Goodwill is subject to impairment testing on an annual basis in accordance with FAS 142.

The following unaudited pro forma information for U. S. Steel for the years ended December 31, 2007 and 2006, includes the results of the Stelco acquisition as if it had been consummated at the beginning of the periods presented. The unaudited pro forma data is based on historical information and does not include anticipated cost savings or other effects of the integration of Stelco. Accordingly, the unaudited pro forma data does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

	Year Ended December 31,
(In millions, except per share amounts)	2007	2006(a)
Net sales	$18,767	$17,841
Net income	842	905
Net income per share:
- Basic	$7.13	$7.87
- Diluted	$7.09	$7.36
(a)	Results from discontinued operations of Stelco are not included

Lone Star Technologies, Inc.

On June 14, 2007, U. S. Steel acquired all of the outstanding shares of Lone Star for $2,050 million ($67.50 per share).

The results of operations for Lone Star are included in U. S. Steel’s consolidated statement of operations as of the date of the acquisition. Lone Star is being reported as part of U. S. Steel’s Tubular segment.

The Lone Star facilities manufacture welded oil country tubular goods (OCTG), standard and line pipe and tubular couplings, and provide tubular finishing services. The acquisition has strengthened U. S. Steel’s position as a premier supplier of tubular products for the energy sector. It also generated annual, sustainable synergies, through steel sourcing and processing, as well as through overhead cost reductions and the leveraging of best practices.

The total purchase price of $1,993 million reflects the $2,050 million share purchase, net of cash acquired of $71 million, and including direct acquisition costs of $14 million. The purchase price was allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The amount allocated to goodwill reflects the benefits U. S. Steel expects to realize from expanding our Tubular operations and from running our Flat-rolled facilities at higher operating rates. Approximately $330 million of goodwill has been allocated to the Flat-rolled segment. The balance of the goodwill has been allocated to the Tubular segment.

The acquisition has been accounted for in accordance with FAS 141. The following table presents the allocation of the aggregate purchase price based on estimated fair values:

(In millions)
Assets Acquired:
Receivables	$133
Inventories	413
Other current assets	11
Property, plant & equipment	356
Identifiable intangible assets	232
Goodwill	1,181
Other noncurrent assets	50

Total Assets	2,376

Liabilities Assumed:
Accounts payable	145
Payroll and benefits payable	46
Other current liabilities	40
Employee benefits	35
Deferred income tax liabilities	110
Other noncurrent liabilities	7

Total Liabilities	383

Purchase price – net of cash acquired	$1,993

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

Prior to the acquisition, Lone Star had an agreement with the Federal Deposit Insurance Corporation (FDIC) under which Lone Star agreed to pay to the FDIC amounts equal to certain tax benefits arising from the utilization of tax loss carryovers and other tax attributes associated with a bank formerly owned by Lone Star. In the fourth quarter 2007, agreement was reached with the FDIC concerning the amount of tax benefits that, when utilized, require payment to the FDIC, and the necessary adjustments were made to the preliminary purchase price allocation.

Goodwill is not deductible for tax purposes. The identifiable intangible assets, principally water rights and customer relationships, are not deductible for tax purposes. Customer relationships of approximately $130 million are subject to amortization for book purposes over a period of 22 years. It was determined that water rights of approximately $75 million have an indefinite life. Goodwill and intangible assets with an indefinite life are subject to impairment testing on an annual basis in accordance with FAS 142. Other identifiable intangible assets are being amortized over an average period of approximately 13 years.

The following unaudited pro forma information for U. S. Steel for the years ended December 31, 2007 and 2006 includes the results of the Lone Star acquisition as if it had been consummated at the beginning of the periods presented. The unaudited pro forma data is based on historical information and does not include anticipated cost savings or other effects of the integration of Lone Star. Accordingly, the unaudited pro forma data does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

	Year Ended December 31,
(In millions, except per share amounts)	2007	2006
Net sales	$17,450	$17,065
Net income	887	1,437
Net income per share:
- Basic	$7.51	$12.51
- Diluted	$7.46	$11.69

5.	Assets Held for Sale

On September 26, 2007, U. S. Steel and Canadian National Railway Company (CN) announced that they had entered into an agreement under which CN will acquire the majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) for $300 million. Under the agreement, U. S. Steel will retain railroad assets, equipment, and employees that support Gary Works in northwest Indiana. The transaction was approved by the U.S. Surface Transportation Board on December 24, 2008 and was completed on January 31, 2009. As of December 31, 2008 and 2007, the assets of EJ&E that were to be sold, consisting primarily of property, plant and equipment, were classified as held for sale in accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (FAS 144).

Before U. S. Steel’s October 31, 2007 acquisition of USSC, Cleveland Cliffs Inc. (Cliffs), now Cliffs Natural Resources Inc., and Stelco received and accepted a non-binding offer dated June 6, 2007 from Consolidated Thompson Iron Mines Limited (Consolidated) to purchase USSC’s 44.6 percent interest and Cliffs’ 26.8 percent interest in Wabush for a purchase price of $64.3 million plus two year warrants to purchase three million shares of Consolidated common stock. On August 30, 2007, ArcelorMittal Dofasco, Inc (Dofasco) purported to exercise a right of first refusal under the Participants Agreement dated as of January 1, 1967 governing Wabush. At December 31, 2007, USSC’s investment in Wabush was classified as held for sale in accordance with FAS 144. On March 4, 2008, following several months of unsuccessful negotiations over many of the major terms of the purchase and sale, USSC and Cliffs informed Dofasco that they were withdrawing from further negotiations. At December 31, 2008, USSC’s investment in Wabush was no longer classified as held for sale (see Note 27).

In December 2008, U. S. Steel decided to exit the drawn-over-mandrel (DOM) tubular products business. A pre-tax charge of $28 million was taken in the fourth quarter 2008 associated with this action principally to write down to fair value equipment associated with the DOM business that is now classified as held for sale.

6.	Net Interest and Other Financial Costs

(In millions)	2008	2007		2006
Interest income:
Interest income	$14	$52		$57
Interest on deposits for National retiree benefits(a)	-	27		10

Total interest income	14	79		67

Interest expense and other financial costs:
Interest incurred	185	129		111
Less interest capitalized	14	7		3

Net interest incurred	171	122		108
Interest on liability for National retiree benefits(a)	-	27		10
Interest on tax issues	(2)	3		(2)

Total interest expense	169	152		116

Foreign currency gains(b)	(103)	(4)		(27)
Loss on debt extinguishment	-	26	(c)	32 (d)
Financial costs on:
Sale of receivables	4	4		1
$750 million Revolver	1	-		-
Inventory facility	-	2		2
Amortization of discounts and deferred financing costs	5	4		5

Total other financial (income) costs	(93)	32		13

Net interest and other financial costs	$62	$105		$62
(a)	U. S. Steel had established a current liability of $345 million as of December 31, 2006, to assist certain retirees from National Steel Corporation (National) with health care costs. The liability was outstanding at the end of 2006 because the mechanism to provide benefit assistance to the National retirees had not been established. This matter was resolved in 2007 (see Note 19). While the obligation was outstanding, U. S. Steel invested the amount due in short term investments and interest earned on those investments was also payable.
(b)	The functional currency for USSE is the euro and the functional currency for USSC is the C$. Foreign currency gains are a result of transactions denominated in currencies other than the euro (principally the U.S. dollar, Slovak koruna or Serbian dinar) or the C$ (principally the U.S. dollar), respectively.
(c)	Charge related to the premium and fees paid on the redemption of the 9.75% Senior Notes and the redemption of the Senior Quarterly Income Debt Securities.
(d)	Charge related to the premium and fees paid and a $4 million write-off of discount issue costs related to the partial early extinguishment of the 10.75% Senior Notes.

The Slovak Republic entered into the Eurozone effective January 1, 2009. The entry was approved by the European Council on June 19, 2008, and the definitive exchange rate of 30.126 Slovak koruna per euro was established on July 8, 2008. The setting of the definitive exchange rate significantly reduced the company’s exposure to fluctuations between the Slovak koruna and the euro.

7.	Income and Dividends Per Common Share

Basic net income per common share is calculated by adjusting net income for dividend requirements of any outstanding preferred stock and is based on the weighted average number of common shares outstanding during the period.

Diluted net income per common share assumes the exercise of stock options and the vesting of restricted stock, restricted stock units and performance shares provided in each case the effect is dilutive. For the year ended December 31, 2008, 518,788 additional shares have been included in the computation of diluted net income per share. For the year ended December 31, 2007, 725,622 additional shares have been included in the computation of diluted net income per common share. For the year ended December 31, 2006, 8,000,168 additional shares have been included in the computation of diluted net income per common share. Additional shares in 2006 included preferred shares, prior to their mandatory conversion to common shares in June 2006. Securities granted under our 2005 Stock Incentive Plan representing 553,127, 232,797, and 341,940 shares were outstanding at December 31, 2008, 2007, and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Computation of Income Per Common Share	2008	2007	2006
Net income applicable to common stock (in millions)	$2,112	$879	$1,366
Weighted average shares outstanding (in thousands):
Basic	117,102	118,090	114,918
Diluted	117,621	118,815	122,918
Per share:
Basic	$18.04	$7.44	$11.88
Diluted	$17.96	$7.40	$11.18

Quarterly dividends on common stock in 2008 were 25 cents per share for the first and second quarters and 30 cents per share for the third and fourth quarters.

Quarterly dividends on common stock in 2007 were 20 cents per share for each quarter.

Quarterly dividends on common stock in 2006 were 10 cents per share for the first quarter, 15 cents per share for the second and third quarters, and 20 cents per share for the fourth quarter.

8.	Inventories

(In millions)	December 31, 2008	December 31, 2007
Raw materials	$1,322	$798
Semi-finished products	552	827
Finished products	518	548
Supplies and sundry items	100	106

Total	$2,492	$2,279

Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $1.1 billion in 2008 and $910 million in 2007. Cost of sales was reduced and income from operations was improved by $145 million, $29 million and $22 million in 2008, 2007 and 2006, respectively, as a result of liquidations of LIFO inventories.

Inventory includes $96 million and $88 million of land held for residential/commercial development as of December 31, 2008 and 2007, respectively.

U. S. Steel has coke swap agreements with other steel manufacturers designed to reduce transportation costs. U. S. Steel shipped approximately 1,000,000 tons and received approximately 936,000 tons of coke under the swap agreements during 2008. U. S. Steel shipped approximately 810,000 tons and received approximately 900,000 tons of coke under the swap agreements during 2007.

U. S. Steel also has iron ore pellet swap agreements with an iron ore mining and processing company to obtain iron ore pellets that meet U. S. Steel’s specifications. U. S. Steel shipped and received approximately 1,936,000 tons of iron ore pellets during 2008. U. S. Steel shipped and received approximately 444,000 tons of iron ore pellets during the two months ended December 31, 2007.

The coke and iron ore pellet swaps are recorded at cost in accordance with APB 29, “Accounting for Nonmonetary Transactions” and FAS No. 153, “Exchanges of Nonmonetary Assets.” There was no income statement impact related to these swaps.

9.	Income Taxes

Provisions (benefits) for income taxes were:

	2008			2007			2006
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$385	$248	$633	$(23)	$151	$128	$151	$97	$248
State and local	62	34	96	(3)	33	30	35	(13)	22
Foreign	40	84	124	62	(2)	60	58	(4)	54

Total	$487	$366	$853	$36	$182	$218	$244	$80	$324

A reconciliation of the federal statutory tax rate of 35 percent to total provisions follows:

(In millions)	2008	2007	2006
Statutory rate applied to income before income taxes	$1,052	$388	$603
Minority interests	(15)	(4)	(9)
Excess percentage depletion	(79)	(47)	(51)
Effects of foreign operations	(114)	(120)	(193)
State and local income taxes after federal income tax effects	62	20	15
Adjustments of prior years' federal income taxes	(15)	(1)	(16)
Tax credits	(20)	(18)	(14)
Deduction for domestic production activities	(26)	-	(7)
Other	8	-	(4)

Total provisions	$853	$218	$324

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

The total amount of unrecognized tax benefits was $99 million and $68 million as of December 31, 2008 and December 31, 2007, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $83 million as of December 31, 2008. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to FIN 48.

U. S. Steel records interest related to uncertain tax positions as a part of interest expense in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of December 31, 2008 and December 31, 2007, U. S. Steel had accrued liabilities of $4 million and $6 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2008	2007
Unrecognized tax benefits, beginning of year	$68	$44
Increases - tax positions taken in prior years	24	28
Decreases - tax positions taken in prior years	(17)	(19)
Increases - current tax positions	34	15
Settlements	(10)	-

Unrecognized tax benefits, end of year	$99	$68

It is expected that during the next 12 months unrecognized tax benefits related to income tax issues will be reduced by approximately $1 million.

American Jobs Creation Act

The American Jobs Creation Act of 2004 (the Jobs Act) provides a deduction for income from qualified production activities in the United States, which is phased in from 2005 through 2010. The Jobs Act also provided for a phase-out of the extra-territorial income (ETI) exclusion for certain foreign sales over the years 2006 and 2005. The net effect of the phase-out of the ETI and the phase-in of this new deduction resulted in a decrease in the effective tax rate for calendar years 2008, 2007 and 2006 of less than one percentage point.

Taxes on Foreign Income

Pretax income for the years 2008, 2007 and 2006 included $684 million, $513 million and $708 million attributable to foreign sources. As of December 31, 2008, it remains U. S. Steel’s intention to continue indefinitely to reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2008, amounted to $3,088 million. If such earnings were not indefinitely reinvested, a U.S. deferred tax liability of approximately $930 million would have been required.

The Slovak Income Tax Act provides an income tax credit which was available to USSK if certain conditions are met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the year in which the credit is claimed and the following four years. The provisions of the Slovak Income Tax Act permit USSK to claim a tax credit of 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. As a result of conditions imposed when Slovakia joined the European Union (EU) that were amended by a 2004 settlement with the EU, the total tax credit granted to USSK for the period 2000 through 2009 is limited to $430 million, all of which has been used as of December 31, 2008. The conditions for claiming the tax credit also limit USSK’s annual production of flat-rolled products and its sale of flat-rolled products into the EU. Management does not believe the production and sales limits are materially burdensome, and they will expire at the end of 2009.

Tax years subject to Examination

Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2004 and forward*

U.S. States – 2002 and forward

Slovakia – 2003 and forward

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

The IRS audit of U. S. Steel’s 2002 and 2003 tax returns was completed in the second quarter of 2006 and agreement was reached with the IRS on the proposed adjustments. There was no material impact on income taxes or interest resulting from the settlement of this audit.

The IRS audit of U. S. Steel’s 2004 and 2005 tax returns was completed in the first quarter of 2008 and agreement was reached with the IRS on the proposed adjustments. The results of the audit did not have a material impact on U. S. Steel.

The IRS began an audit of U. S. Steel’s 2006 and 2007 tax returns in the fourth quarter of 2008.

Lone Star’s pre-acquisition consolidated 2005 tax return is currently under audit by the IRS.

Deferred taxes

Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2008	2007
Deferred tax assets:
State tax credit carryforwards (expiring in 2011 through 2029)	$15	$18
State tax loss carryforwards (expiring in 2022 through 2027)	12	10
Federal tax loss carryforwards (expiring in 2026)	15	61
Minimum tax credit carryforwards	12	22
General business credit carryforwards	-	22
Foreign tax loss and credit carryforwards (expiring in 2011 through 2027)	137	294
Employee benefits	1,840	1,059
Receivables, payables and debt	45	47
Expected federal benefit for deducting state deferred income taxes	42	28
Contingencies and accrued liabilities	133	93
Valuation allowances:
Foreign	(281)	(392)

Total deferred tax assets	1,970	1,262

Deferred tax liabilities:
Property, plant and equipment	952	850
Investments in subsidiaries and equity investees	96	267
Inventory	11	65
Other temporary differences	77	75

Total deferred tax liabilities	1,136	1,257

Net deferred tax asset	$834	$5

At December 31, 2008, the net domestic deferred tax asset was $802 million. At December 31, 2007, the net domestic deferred tax liability was $21 million. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and payments are made for retirees.

At December 31, 2008 and 2007, the foreign deferred tax assets recorded were $32 million and $26 million, respectively, net of established valuation allowances of $281 million and $392 million, respectively. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is recorded for Serbian deferred tax assets because investment tax credits projected for future years, which must be used before investment tax credit carryovers, are expected to be more than sufficient to offset future tax liabilities. A full valuation allowance is recorded for Canadian deferred tax assets due to the absence of positive evidence at USSC to support the realizability of the assets. As USSC and USSS generate sufficient income, the valuation allowance of $250 million for Canadian and $26 million for Serbian deferred tax assets as of December 31, 2008, would be partially or fully reversed at such time that it is more likely than not that the deferred tax assets will be realized.

10.	Investments and Long-Term Receivables

(In millions)	December 31,
	2008	2007
Equity method investments	$672	$653
Receivables due after one year, less allowance of $10 and $6	18	15
Split dollar life insurance	-	21
Other	5	5

Total	$695	$694

Investees accounted for using the equity method include:

Investee	Country	December 31, 2008 Ownership
Acero Prime, S. R. L. de CV	Mexico	40%
Apolo Tubulars S.A.	Brazil	50%
Arnaud Railway Company	Canada	44.6%
Baycoat	Canada	50%
Baycoat Limited	Canada	50%
Beckley Coal Mining Company	United States	25%
Chrome Deposit Corporation	United States	50%
D.C. Chrome Limited	Canada	50%
Double Eagle Steel Coating Company	United States	50%
Double G Coatings Company L.P.	United States	50%
Feralloy Processing Company	United States	49%
Hibbing Development Company	United States	24.1%
Hibbing Taconite Company(a)	United States	14.7%
Knoll Lake Minerals Limited	Canada	26%
Northern Land Company Limited	Canada	22.3%
PRO-TEC Coating Company	United States	50%
Serbian Roll Services Company, d.o.o.	Serbia	50%
Swan Point Development Company, LLC	United States	50%
Tilden Mining Company, LLC(a)	United States	15%
United Spiral Pipe, LLC	United States	35%
USS-POSCO Industries	United States	50%
U. S. Steel Kosice (UK), Limited	Great Britain	50%
Wabush Lake Railway Company Ltd.	Canada	44.6%
Wabush Mines	Canada	44.6%
Worthington Specialty Processing	United States	49%
742784 Ontario Inc.	Canada	50%
(a)	Hibbing Taconite Company (HTC) is an unincorporated joint venture that is owned, in part, by Hibbing Development Company (HDC), which is accounted for using the equity method. Through HDC we are able to influence the activities of HTC, and as such, its activities are accounted for using the equity method. Tilden Mining Company, LLC is a limited liability company and in accordance with EITF 03-16, "Accounting for Investments in Limited Liability Companies," its activities are accounted for using the equity method.

Dividends and partnership distributions received from equity investees were $63 million in 2008, $50 million in 2007 and $51 million in 2006.

For discussion of transactions and related receivable and payable balances between U. S. Steel and its investees, see Note 25.

11.	Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2008	2007
Land and depletable property	-	$278	$295
Buildings	35 years	1,331	1,448
Machinery and equipment	4-22 years	13,561	12,869
Leased machinery and equipment	3-25 years	175	176

Total		15,345	14,788
Less accumulated depreciation and depletion		8,669	8,100

Net		$6,676	$6,688

Amounts in accumulated depreciation and depletion for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $136 million and $127 million at December 31, 2008 and 2007, respectively.

12.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2008 and December 31, 2007 are as follows:

	Flat - rolled Segment	Tubular Segment	Total
Balance at January 1, 2007	$-	$-	$-
Goodwill from acquisitions	901	845	1,746
Currency translation	(34)	-	(34)

Balance at December 31, 2007	$867	$845	$1,712

Goodwill from acquisitions	56	4	60
Currency translation	(163)	-	(163)

Balance at December 31, 2008	$760	$849	$1,609

Amortizable intangible assets acquired during the year ended December 31, 2007 are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

(In millions)	Useful Lives	As of December 31, 2008			As of December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$204	$14	$190	$326	$5	$321
Other	2-20 Years	25	8	17	26	3	23

Total amortizable intangible assets		$229	$22	$207	$352	$8	$344

The carrying amount of water rights with indefinite lives as of December 31, 2008 and December 31, 2007 totaled $75 million.

Aggregate amortization expense was $14 million and $8 million for the years ended December 31, 2008 and December 31, 2007, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is (in millions) $12 in 2009, $10 in 2010, $10 in 2011, $10 in 2012, and $10 in 2013.

13.	Stock-Based Compensation Plans

On April 26, 2005, U. S. Steel’s stockholders approved the 2005 Stock Incentive Plan (the “2005 Stock Plan”). The aggregate number of shares of U. S. Steel common stock that may be issued under the 2005 Stock Plan is 6,750,000 shares during the 10-year life of the plan. Generally, a share issued under the Plan pursuant to an award other than a stock option will reduce the number of shares available under the Stock Plan by 1.42 shares. The purposes of the 2005 Stock Plan are to attract, retain and motivate employees and non-employee directors of outstanding ability, and to align their interests with those of the stockholders of U. S. Steel. The Compensation & Organization Committee of the Board of Directors (the Compensation Committee) administers the plan pursuant to which they may make grants of stock options, restricted stock, restricted stock units (RSU’s), performance awards, and other stock-based awards. Also, shares related to awards (i) that are forfeited, (ii) that terminate without shares having been issued or (iii) for which payment is made in cash or property other than shares are again available for awards under the plan; provided, however, that shares delivered to U. S. Steel or withheld for purposes of satisfying the exercise price or tax withholding obligations shall not again be available for awards.

	Stock Options	Restricted Stock Awards	Restricted Stock Units	Performance Stock Awards
2008 Grants	281,200	1,000	118,420	32,870
2007 Grants	234,930	199,585	-	62,800
2006 Grants	344,490	229,380	-	95,400

Stock-based compensation

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

Under this adoption method, compensation expense recognized in 2006 included compensation expense related to the May 2006 grants and the applicable amounts of compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123). Prior to the adoption of FAS 123(R), no compensation expense had been recorded for stock options.

Stock-based compensation expense

The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Stock-based compensation expense recognized:
Cost of sales	$11	$7	$5
Selling, general and administrative expenses	24	16	11

Total	35	23	16
Related deferred income tax benefit	13	9	6

Decrease in net income	$22	$14	$10
Decrease in basic earnings per share	$0.19	$0.12	$0.08
Decrease in diluted earnings per share	$0.18	$0.12	$0.08

As of December 31, 2008, total future compensation cost related to nonvested stock-based compensation arrangements was $42 million, and the average period over which this cost is expected to be recognized is approximately 13 months.

Stock options

In accordance with FAS 123(R), compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The 2008, 2007 and 2006 awards vest ratably over a three-year service period and have a term of ten years. Options are issued at the market price on the date of the grant. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock.

Black-Scholes Assumptions	2008 Grants	2007 Grants	2006 Grants
Price per share of option award	$169.23	$108.50	$65.40
Expected annual dividends per share	$1.00	$0.80	$0.60
Expected life in years	4.5	5	5
Expected volatility	43%	43%	43%
Risk-free interest rate	3.2%	4.5%	4.8%
Average grant date fair value per share of unvested option awards as calculated from above	$64.51	$44.55	$27.05

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2008:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	1,347,927	$54.10
Granted	281,200	169.23
Exercised	(279,298)	39.96
Forfeited or expired	(17,782)	97.53

Outstanding at December 31, 2008	1,332,047	$80.79	6.5	-
Exercisable at December 31, 2008	826,767	$47.83	5.0	-
Exercisable and expected to vest at December 31, 2008	1,302,661	$79.56	6.4	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (difference between our closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options). The aggregate intrinsic value shown for the stock options outstanding, those options exercisable, and those options exercisable and expected to vest at December 31, 2008 is reported at zero because generally the options were out-of-the-money at December 31, 2008. Intrinsic value changes are based on the fair market value of our stock. Total intrinsic value of options outstanding at December 31, 2007 was $90 million.

During the years ended December 31, 2008, 2007, and 2006, the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $29 million, $32 million, and $27 million, respectively.

The total amount of cash received by U. S. Steel from the exercise of options was $11 million during the year ended December 31, 2008, and the related net tax benefit realized from the exercise of these options was $11 million.

Stock awards

In accordance with FAS 123(R), compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.

Remaining outstanding performance restricted stock awards, a type of award granted prior to 2006, vested in three tranches, subject to U. S. Steel’s satisfaction of certain performance criteria during 2005. In May 2006, the Compensation Committee determined that the performance criteria had been satisfied and a portion of the performance restricted stock awards vested (52,900 shares). In May 2007, 35,113 shares vested and the remaining 32,300 shares vested in May 2008.

Restricted stock awards and RSU’s vest ratably over three years. The fair value of restricted stock awards and RSU’s is the market price of the underlying common stock on the date of grant.

Performance stock awards vest at the end of a three-year performance period as a function of U. S. Steel’s total shareholder return compared to the total shareholder return of peer companies over the three-year performance period. Performance stock awards can vest at between zero and 200 percent of the target award.

The following table shows a summary of the performance stock awards outstanding as of December 31, 2008, and their fair market value on the respective grant date:

Performance Period	Fair Value (in millions)	Minimum Shares	Target Shares	Maximum Shares
2008 - 2011	$7	-	32,870	65,740
2007 - 2010	$9	-	61,300	122,600
2006 - 2009	$6	-	87,433	174,866

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2008:

	Performance Restricted Stock Awards	Restricted Stock Awards	Restricted Stock Units	Performance Stock Awards (a)	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	32,300	336,679	-	151,525	520,504	$89.39
Granted	-	1,000	118,420	32,870	152,290	174.28
Vested	(32,300)	(127,206)	(37)	-	(159,543)	75.87
Forfeited or expired	-	(20,234)	(969)	(2,792)	(23,995)	101.29

Nonvested at December 31, 2008	-	190,239	117,414	181,603	489,256
(a)	The number of shares shown for the performance stock awards is based on the target number of share awards.

The following table presents information on performance restricted stock awards, restricted stock awards, RSU’s and performance stock awards granted:

	2008	2007	2006
Number of shares (or RSU's) granted	152,290	262,385	324,780
Weighted-average grant-date fair value per share	$174.28	$115.53	$66.06

During the years ended December 31, 2008, 2007, and 2006, the total fair value of shares vested was $12 million, $6 million, and $2 million, respectively.

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

U. S. Steel is exposed to foreign currency exchange risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars, Slovak koruna, Serbian dinars and euros. USSC’s revenues are denominated in both Canadian and U.S. dollars. While most of USSC’s costs are in Canadian dollars, it makes significant raw material purchases in U.S. dollars. In addition, the acquisition of USSC was funded from the United States and through the reinvestment of undistributed earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can impact income when remeasured at the end of each quarter. An $815 million U.S. dollar-denominated intercompany loan (the Intercompany Loan) to a European subsidiary was the primary exposure at December 31, 2008.

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

As of December 31, 2008, U. S. Steel held euro forward sales contracts with a total notional value of approximately $363 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

FAS 133 requires derivative instruments to be recognized at fair value in the balance sheet. U. S. Steel has not elected to designate these foreign currency forward contracts as hedges under FAS 133. Therefore, changes in the fair value of these contracts are recognized immediately in the results of operations.

Additionally, we routinely enter into contracts to hedge a portion of our purchase commitments for natural gas to lower our financial exposure related to commodity price fluctuations. As part of this strategy, we routinely utilize fixed-price forward physical purchase contracts. Historically, these forward physical purchase contracts have qualified for the normal purchases and normal sales exemption under FAS 133. However, due to the idling of certain facilities in December 2008, some of these contracts no longer meet the exemption criteria and are therefore subject to mark-to-market accounting. As of December 31, 2008, U. S. Steel held commodity contracts for natural gas with a total notional value of approximately $33 million that qualified as derivatives.

See Note 1 to the financial statements for a summary of accounting policies related to derivative financial instruments.

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of and for the year ended December 31, 2008:

(In millions)	Location of Fair Value in Balance Sheet	Fair Value December 31, 2008
Foreign exchange forward contracts	Accounts receivable	$ 14
Forward physical purchase contracts	Accounts payable	$ 18

	Location of Gain (Loss) on Derivative in Statement of Operations	Amount of Gain (Loss)
Year ended December 31, 2008
Forward physical purchase contracts	Cost of Sales	($ 18)
Foreign exchange forward contracts	Other financial costs	$ 38

In accordance with FAS 157, the fair value of our foreign currency derivatives is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used include quotes from counterparties that are corroborated with market sources. The fair value of our natural gas derivatives is also determined using Level 2 inputs. The inputs used include forward prices derived from the New York Mercantile Exchange.

15.	Debt

(In millions)	Interest Rates %	Maturity	December 31,
			2008	2007
2037 Senior Notes	6.65	2037	$350	$350
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2013 Senior Notes	5.65	2013	300	300
10 3/4 % Senior Notes	10.75	2008	-	20
Five-year Term Loan	Variable	2009 - 2012	475	500
Three-year Term Loan	Variable	2009 - 2010	180	500
Province Note (C$150 million)	1.00	2015	122	150
Environmental Revenue Bonds	4.75 - 6.25	2009 - 2016	458	458
Fairfield Caster Lease		2009 - 2012	37	45
Other capital leases and all other obligations		2009 - 2014	35	41
Credit Agreement, $750 million	Variable	2012	-	-
USSK Revolver, €200 million	Variable	2011	282	-
USSK credit facilities, €60 million ($85 million and $88 million)	Variable	2009	-	-
USSS credit facility,€50 million and €25 million ($70 million and $37 million)	Variable	2009 -2010	-	-

Total			3,189	3,314
Less Province Note fair value adjustment			38	50
Less unamortized discount			6	7
Less short-term debt and long-term debt due within one year			81	110

Long-term debt			$3,064	$3,147

Senior Notes

On May 21, 2007, U. S. Steel issued a total of $1,100 million of senior notes consisting of $350 million at 6.65 percent due 2037, $450 million at 6.05 percent due 2017, and $300 million at 5.65 percent due 2013, collectively, the Senior Notes (and individually, the 2037 Senior Notes, the 2017 Senior Notes and the 2013 Senior Notes, respectively). Interest is payable semi-annually on June 1 and December 1 of each year. The Senior Notes were issued under U. S. Steel’s shelf registration statement and are not listed on any national securities exchange. Proceeds from the sale of the Senior Notes were used to finance a portion of the Lone Star acquisition (see Note 4). The Senior Notes restrict our ability to create certain liens, to enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of our assets.

On December 10, 2007, U. S. Steel issued $500 million of 7.00 percent Senior Notes due 2018 (the 2018 Senior Notes). Interest is payable semi-annually on February 1 and August 1 of each year. The 2018 Senior Notes were issued under U. S. Steel’s shelf registration statement and are not listed on any national securities exchange. Proceeds from the sale of the 2018 Senior Notes were used to redeem the one-year Term Loan, as discussed below, and for general corporate purposes. The 2018 Senior Notes restrict our ability to create certain liens, to enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of our assets.

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

On October 12, 2007, U. S. Steel entered into a $500 million three-year term loan (the three-year Term Loan) and a $400 million one-year term loan (the one-year Term Loan) that were fully drawn upon to partially fund the acquisition of Stelco (see Note 4). On December 10, 2007, the one-year Term Loan was repaid. On July 9, 2008, $300 million of the three-year Term Loan was retired. As a result of the partial retirement, the required principal repayments (originally $50 million and $100 million on the first and second anniversary dates, respectively) were reduced. Thereafter, a $20 million principal repayment was made on the first anniversary date, and a $40 million principal repayment is required on the second anniversary date. Interest on the term loans is based on defined, short-term market rates and is due at least quarterly. The agreement for the three-year Term Loan contains the same financial covenants and limitations as the Credit Agreement described below.

Credit Agreement

On May 11, 2007, U. S. Steel entered into an unsecured five-year $750 million Credit Agreement (Credit Agreement). The Credit Agreement provides for borrowings at interest rates based on defined, short-term, market rates and has interest rate coverage ratio and leverage ratio covenants and other customary terms and conditions including restrictions on our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets. The Credit Agreement expires in 2012.

Lehman Brothers Commercial Bank (Lehman) holds a $15 million commitment in our $750 million Credit Facility. With the bankruptcy filing by Lehman’s parent, we do not know if Lehman could, or would, fund its share of the commitment. The obligations of the lenders under the Credit Facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations, nor are they obligated to fund another lender’s default.

Province Note

In its acquisition of Stelco on October 31, 2007, U. S. Steel assumed a note that Stelco had issued to the Province of Ontario (see Note 4). The face amount of the Province Note is C$150 million (approximately $122 million and $150 million at December 31, 2008 and 2007) and is payable on December 31, 2015. The Province Note is unsecured and is subject to a 75 percent discount if the solvency deficiencies in the four main Stelco pension plans (see Note 19) are eliminated on or before the maturity date. The Province Note bears interest at a rate of one percent per annum and is payable semi-annually. Upon the acquisition, the Province Note was recorded at its present value of amounts to be paid using a current interest rate, in accordance with FAS 141. The Province Note will be accreted up to its face value over its term assuming an effective interest rate of 6.67 percent.

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

In the event of the bankruptcy of Marathon, $499 million related to this debt, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

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

Other capital leases and all other obligations

U. S. Steel is the lessee of a coke battery at the Clairton Plant in Pennsylvania. Marathon is the primary obligor under the lease. Under an agreement related to the Separation, U. S. Steel assumed and will discharge all obligations under this lease, which matures in 2012. Upon making the final lease payment in 2012, the lessor is obligated to transfer the coke battery to U. S. Steel.

USSK credit facilities

On July 2, 2008, USSK entered into a €200 million (approximately $282 million) three-year revolving unsecured credit facility that contains no financial covenants. Interest on borrowings under the facility is based on a spread over EURIBOR or LIBOR, and the agreement contains customary terms and conditions. On July 7, 2008, €200 million (approximately $317 million) was drawn against this facility, and the proceeds were used to reduce the Intercompany Loan. Subsequently, $300 million of the three-year Term Loan was retired (see above).

USSK is the sole obligor on a €40 million (approximately $57 million and $59 million at December 31, 2008 and 2007) revolving credit facility that expires in December 2009. The facility bears interest at the applicable inter-bank offer rate plus a margin. USSK is obligated to pay a commitment fee on undrawn amounts. At December 31, 2008 and 2007, there were no borrowings against this facility.

USSK is the sole obligor on a revolving €20 million (approximately $28 million and $29 million at December 31, 2008 and 2007) credit facility that expires in December 2009. This is a multi-use facility available for working capital financing and general corporate purposes as well as for overdraft borrowings and the issuance of letters of credit and bank guarantees. The facility bears interest at the applicable inter-bank offer rate plus a margin. USSK is obligated to pay a commitment fee on the undrawn portion of the facility. At December 31, 2008 and 2007, the availability was approximately $20 million and $23 million due to approximately $8 million and $6 million of customs and other guarantees issued against this facility, respectively.

USSS credit facility

On September 25, 2008, USSS entered into a series of agreements providing for a € 50 million (approximately $70 million) committed working capital facility that is partially secured by USSS’s inventory of finished and semi-finished goods. This facility can be used for working capital financing and general corporate purposes and also provides for the issuance of letters of credit and bank guarantees. Interest on borrowings under the facility is based on a spread over BELIBOR, EURIBOR or LIBOR. The agreements contain customary terms and conditions and €10 million of the agreements expires on August 31, 2009 with the remaining €40 million of the agreement expiring on August 31, 2010. The facility replaces the €25 million (approximately $37 million at December 31, 2007) credit facility that expired in September 2008. At December 31, 2008 and 2007, there were no borrowings against these facilities.

At December 31, 2008, in the event of a change in control of U. S. Steel, debt obligations totaling $2,255 million, plus any sums then outstanding under the Credit Agreement, may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $52 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel was in compliance with all of its debt covenants at December 31, 2008.

Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2009	2010	2011	2012	2013	Later Years	Total
$ 81	$183	$741	$420	$300	$1,426	$3,151	(a)

(a)	Debt maturities include the Province Note fair value adjustment discussed above.

16.	2008 Collective Bargaining Agreements

U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary reached new collective bargaining agreements with the United Steelworkers (USW), which cover approximately 16,900 employees at our flat-rolled, tubular, coke-making and iron ore operations in the United States (the 2008 CBAs). The 2008 CBAs were ratified by the USW membership in September 2008 and expire on September 1, 2012. The agreements provided for a signing bonus to be paid to each covered USW active member by October 1, 2008, which resulted in U. S. Steel recognizing a charge of $105 million in the third quarter 2008.

The 2008 CBAs were effective September 1, 2008, contain no-strike provisions and resulted in wage increases ranging from $0.65 to $1.00 per hour as of the effective date. Each subsequent September 1 thereafter during the contract period, employees will receive a four percent wage increase. The 2008 CBAs also require U. S. Steel to make annual $75 million contributions during the contract period to a restricted account within our trust for retiree health care and life insurance. The 2008 CBAs also provide for pension and other benefit enhancements for both current employees and retirees (see Note 19).

Also, as a result of the 2008 CBAs, effective January 1, 2009, profit sharing includes income from operations from Texas Operations. At the same time the profit sharing formula will be modified such that at certain higher levels of income from operations, profit sharing payments will be capped and any excess amounts will be contributed to a trust to fund retiree health care and life insurance benefits for USW retirees.

17.	Variable Interest Entities

In accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), U. S. Steel has consolidated the following entities:

Clairton 1314B Partnership, L.P.

U. S. Steel was the sole general partner and there were two unaffiliated limited partners of 1314B. During the term of the partnership, a $150 million contingent liability was established to address U. S. Steel’s obligation to fund operating cash shortfalls of 1314B. Additionally, U. S. Steel, under certain circumstances, was required to indemnify the limited partners for credits under Section 29 of the Internal Revenue Code and for environmental obligations (see Note 27). With the acquisition of the remaining interests (see Note 4), the partnership was terminated and we no longer have the obligation to fund operating cash shortfalls. The $150 million contingent liability was reversed and recognized as other income in 2008.

Blackbird Acquisition Inc.

Blackbird Acquisition Inc. (Blackbird), is an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird; however, because the entity was established to conduct substantially all of its activities on behalf of U. S. Steel and does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support from U. S. Steel, U. S. Steel is considered to be the primary beneficiary. At December 31, 2008 and 2007, there were no assets or liabilities consolidated through Blackbird.

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. DRB manages the development and marketing of the property. At December 31, 2008, DRB was financed primarily through a secured, non-recourse lot development loan of approximately $1 million. The creditors of DRB have no recourse to the general credit of U. S. Steel. The majority of the expected returns flow to U. S. Steel; therefore, U. S. Steel is the primary beneficiary of DRB.

The consolidation of DRB had an insignificant effect on U. S. Steel’s results for the year ended December 31, 2008. During 2007 and 2006, the consolidation of DRB increased income from operations by $8 million in each year, which was partially offset by minority interest of $4 million in each year. The assets of DRB consolidated by U. S. Steel totaled $13 million and $15 million at December 31, 2008 and 2007, respectively. The assets are primarily comprised of inventory of $9 million as of December 31, 2008 and December 31, 2007. Total liabilities of DRB consolidated by U. S. Steel totaled $3 million and $4 million at December 31, 2008 and 2007, respectively. The liabilities of DRB consolidated by U. S. Steel are primarily comprised of accounts payable and accrued development costs of $2 million and $3 million as of December 31, 2008 and December 31, 2007, respectively.

Chicago Lakeside Development, LLC

Chicago Lakeside Development, LLC (CLD) was established in 2006 to develop 275 acres of land that U. S. Steel owns in Chicago, Illinois. During the predevelopment phase of the project, which ran through December 2008, CLD investigated the feasibility of the project and planned the development. In December 2008, the partners decided not to extend the partnership for an additional twelve months and the partnership was dissolved. The title to the 275 acres of land remained with U. S. Steel upon the dissolution of the partnership. This event did not result in any material financial statement impacts.

The consolidation of CLD reduced income from operations by $4 million for the year ended December 31, 2008, which was partially offset by minority interests of $3 million. During the year ended December 31, 2007, the consolidation of CLD reduced income from operations by $7 million, which was partially offset by minority interests of $4 million. During the year ended December 31, 2006, the consolidation of CLD reduced income from operations by $6 million, which was partially offset by minority interests of $3 million.

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

U. S. Steel has no ownership interest in Gateway; however, because U. S. Steel is the primary beneficiary of Gateway, U. S. Steel consolidates Gateway in its financial results. The primary beneficiary designation was determined because U. S. Steel has a 15-year arrangement to purchase coke, which is a significant factor in the agreement. Under this arrangement, Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. After January 1, 2010, a maximum default payment of approximately $285 million would apply if U. S. Steel terminates the agreement.

At December 31, 2008, Gateway had added approximately $162 million in assets to our consolidated balance sheet, comprised mainly of construction in progress, which were entirely offset by minority interest. Additionally, Gateway had added approximately $19 million in liabilities, comprised mainly of accounts payable, which were also entirely offset by minority interest. Creditors of Gateway have no recourse to the general credit of U. S. Steel. For the twelve months ended December 31, 2008, the consolidation of Gateway reduced income from operations by $3 million, which was entirely offset by minority interest.

Leeds Retail Center, LLC

In December 2008, U. S. Steel entered into an agreement to establish Leeds Retail Center, LLC (Leeds Retail Center), for the development of a 495,000 square foot retail outlet mall in Leeds, Alabama. The entity is expected to be financed primarily through a loan, of which U. S. Steel will not be a guarantor. Creditors of Leeds Retail Center will have no recourse to the general credit of U. S. Steel. It is anticipated that U. S. Steel may receive a majority of the entity’s expected returns due to a priority return on its investment. Therefore, U. S. Steel is the primary beneficiary and consolidates Leeds Retail Center.

The consolidation of Leeds Retail Center had an insignificant impact on U. S. Steel’s income from operations for the year ended December 31, 2008. At December 31, 2008, the consolidated assets and liabilities of Leeds Retail Center were insignificant to U. S. Steel’s balance sheet.

18.	Sale of Accounts Receivable

U. S. Steel has a Receivables Purchase Agreement under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. USSR can then sell senior undivided interests in up to $500 million of the receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability is recorded.

Sales of accounts receivable are reflected as a reduction of receivables in the balance sheet and the proceeds and repurchases related to the securitization program are included in cash flows from operating activities in the statement of cash flows. Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable.

At December 31, 2008 and December 31, 2007, an additional $500 million and $350 million, respectively, of accounts receivable could have been sold under this facility. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which has historically not been significant. The Receivables Purchase Agreement expires on September 25, 2010.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We incurred costs of $4 million in both 2008 and 2007 relating to fees on the Receivables Purchase Agreement. These costs are included in other financial costs in the statement of operations.

The table below summarizes cash flows related to the program:

(In millions)	2008	2007
Proceeds from:
Collections reinvested	$7,064	$2,294

The table below summarizes the trade receivables for USSR:

(In millions)	2008	2007
Balance of accounts receivable-net, purchased by USSR	$1,030	$913
Revolving interest sold to conduits	-	150

Accounts receivable—net, included in the accounts receivable balance on the balance sheet of U. S. Steel	$1,030	$763

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations.

19.	Pensions and Other Benefits

U. S. Steel has non-contributory defined benefit pension plans that cover more than half of its employees in North America and defined benefit retiree health care and life insurance plans (Other Benefits) that cover the majority of its employees in North America upon their retirement. Benefits under the defined benefit pension plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits for most salaried employees in the United States under these plans are based upon a percent of total career pensionable earnings. Most salaried employees in the United States, including those not participating in the defined benefit pension plans of the Company, participate in defined contribution plans (401(k) plans) whereby the Company matches a certain percentage of salary based on the amount contributed by the participant and years of service with the company and for those without defined benefit coverage, also provides a company provided retirement account benefit based on salary and attained age. Effective January 1, 2009, we have suspended the company match to employees’ 401(k) plan contributions. Approximately 44 percent of U. S. Steel’s union employees in the United States are currently covered by the Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked. As a result of the 2008 CBAs (see below), the flat dollar contribution rate per hour worked increased to $2.65 from $1.80.

The majority of employees and retirees added with the purchase of USSC at the end of October 2007 participate in defined benefit plans covering both pensions and retiree health and life insurance. Pension benefits provided to salaried employees are based on final average pensionable earnings. Pension benefits for union employees are based upon years of service multiplied by a flat dollar rate.

Most union employees and retirees added with the acquisition of Lone Star in June 2007 participate in defined benefit pension plans. As a result of the 2008 CBAs, these defined benefit pension plans were frozen at December 31, 2008 and active participants will be covered by the SPT. Salaried employees of Lone Star primarily participate in defined contribution pension plans.

U. S. Steel’s defined benefit retiree health care and life insurance plans cover most employees in the United States upon their retirement. Health care benefits are provided through hospital, surgical, major medical and drug benefit provisions or through health maintenance organizations, both subject to various cost sharing features, and in most cases domestically, an employer cap on total costs. Upon their retirement, most salaried employees in the United States are provided with only a flat dollar pre-Medicare benefit and a death benefit.

In December 2007, U. S. Steel and the USW agreed to a plan whereby the Company will provide health care and life insurance benefits to certain former National employees and their eligible dependents (the National addition) under a U. S. Steel insurance plan, using funds that had been accrued based on a provision of the 2003 Collective Bargaining Agreement (2003 CBA) with the USW. As a result of this agreement, our other postretirement benefit obligation increased by $314 million as of December 31, 2007. In conjunction with the 2008 CBAs, $154 million of additional funds that had been accrued based on a provision of the 2003 CBA, and had previously been reflected as part of the “payroll and benefits payable” current liability, was reclassified to an other postretirement benefit obligation.

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

U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary reached new labor agreements with the USW in September 2008 (the 2008 CBAs, see Note 16) which required remeasurement of the pension and other post-employment benefit (OPEB) plans effective September 1, 2008, to comprehend the enhanced benefits provided. The discount rate used for the September 1, 2008 remeasurement was 6.25 percent, as compared to 5.75 percent at December 31, 2007.

As a result of the remeasurement, the defined pension projected benefit obligation decreased by $231 million, including an increase of $121 million after considering the impact of higher wages on final average pay formulas and higher flat rate multipliers that were part of the 2008 CBAs. After the remeasurement, annual net periodic pension expense for the main pension plan as of September 1, 2008, increased to $38 million as compared to $16 million at the January 1, 2008 measurement date.

As a result of the remeasurement, the OPEB accumulated benefit obligation increased by $534 million, including an estimated increase of $812 million from benefit enhancements in the 2008 CBAs and changes in participation assumptions. U. S. Steel had previously recognized $154 million of this liability as noted above. The 2008 CBAs increased OPEB liabilities principally as a result of reduced retiree medical premiums for (1) certain surviving spouses who are now subject to non-escalating target premiums, and (2) retirees, dependent spouses, and certain surviving spouses covered by a cap who are eligible for reductions in their premiums under certain limited provisions including when certain annual Company profit levels are met. After the remeasurement, annual net periodic OPEB expense for these main plans as of September 1, 2008, increased to $143 million as compared to $72 million at the January 1, 2008 measurement date.

U. S. Steel uses a December 31 measurement date for its plans and may have an interim measurement date if significant events occur. Details relating to Pension Benefits and Other Benefits are below.

	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Change in benefit obligations
Benefit obligations at January 1	$10,638	$7,306	$4,089	$2,867
Service cost	117	102	18	14
Interest cost	547	435	229	167
Acquisitions	-	3,807	1	1,137
Plan spin-offs and mergers	(1)	-	-	-
National addition	-	-	154	314
Plan amendments	127	-	655	2
Actuarial (gains) losses	(301)	(51)	(459)	(116)
Exchange rate (gain) loss	(643)	(201)	(181)	(60)
Settlements, curtailments and termination benefits	(15)	3	-	-
Benefits paid	(897)	(763)	(271)	(236)

Benefit obligations at December 31	$9,572	$10,638	$4,235	$4,089
Change in plan assets
Fair value of plan at January 1	$10,861	$7,516	$1,166	$660
Actual return on plan assets	(2,022)	664	(256)	45
Employer contributions	212	162	228	498
Acquisitions	-	3,465	-	-
Exchange rate loss	(580)	(187)	-	-
Benefits paid from plan assets	(884)	(759)	(36)	(37)

Fair value of plan assets at December 31	$7,587	$10,861	$1,102	$1,166
Funded status of plans at December 31	$(1,985)	$223	$(3,133)	$(2,923)

Amounts recognized in accumulated other

comprehensive loss:

		2008
(In millions)	12/31/2007	Amortization	Activity	12/31/2008
Pensions
Prior Service Cost	$62	$(29)	$125	$158
Actuarial losses	1,707	(100)	2,470	4,077

Other Benefits
Prior Service Cost	(246)	15	658	427
Actuarial Losses	602	(17)	(107)	478

As of December 31, 2008 and 2007, the following amounts were recognized in the balance sheet:

	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Noncurrent assets	$16	$734	$-	$-
Current liabilities	(84)	(100)	(416)	(292)
Noncurrent liabilities	(1,917)	(411)	(2,717)	(2,631)
Accumulated other comprehensive loss (a)	4,235	1,769	905	356

Net amount recognized	$2,250	$1,992	$(2,228)	$(2,567)
(a)	Accumulated other comprehensive loss effects associated with accounting for pensions and other benefits in accordance with FAS 158 at December 31, 2008 and December 31, 2007, respectively, are reflected net of tax of $1,879 million and $771 million respectively, on the Statement of Stockholders’ Equity.

The ABO for all defined benefit pension plans was $8,988 million and $10,303 million at December 31, 2008 and 2007, respectively.

	December 31,
(In millions)	2008	2007
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(8,988)	$(3,691)
Aggregate projected benefit obligations (PBO)	(9,572)	(3,726)
Aggregate fair value of plan assets	7,587	3,237

The aggregate ABO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the balance sheet.

Following are the details of net periodic benefit costs related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$117	$102	$98	$18	$14	$14
Interest cost	547	435	407	229	167	148
Expected return on plan assets	(757)	(608)	(558)	(100)	(52)	(44)
Amortization - prior service costs	29	24	62	(15)	(33)	(45)
- actuarial losses	100	126	153	17	40	37

Net periodic benefit cost, excluding below	36	79	162	149	136	110
Multiemployer plans (a)	42	30	28	–	–	–
Settlement, termination and curtailment losses	–	20	12	–	–	–

Net periodic benefit cost	$78	$129	$202	$149	$136	$110
(a)	Primarily represents pension expense for the SPT covering USW employees hired from National and new USW employees hired after May 21, 2003.

Net periodic benefit cost for pensions and other benefits is projected to be $200 million and $180 million, respectively, in 2009. Pension expense for 2009 includes an estimated $10 million curtailment charge. The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows:

(In millions)	Pension Benefits 2009	Other Benefits 2009
Amortization of actuarial loss	$139	$(6)
Amortization of prior service cost	24	23

Total recognized from accumulated other comprehensive income	$163	$17

Assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below:

	Pension Benefits				Other Benefits
	2008		2007		2008		2007
	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.50%	5.75%	5.50%	6.00%	6.50%	5.75%	5.50%
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

	Pension Benefits
	2008		2007		2006
	U.S.	International	U.S.	International	U.S.	International
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	5.75%	5.50%	5.75%	5.50%	5.50%	5.50%
Expected annual return on plan assets	8.00%	7.34%	8.00%	7.34%	8.00%	n/a
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	5.00%

	Other Benefits
	2008		2007		2006(a)
	U.S.	International	U.S.	International	U.S.
Discount rate	5.75%	5.50%	5.75%	5.54%	5.50%
Expected annual return on plan assets	8.00%	n/a	8.00%	n/a	8.00%
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%
(a)	U. S. Steel did not have Other Benefit plans outside the U.S. prior to 2007.

The discount rate reflects the current rate at which the pension and other benefit liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond indices as an indication of interest rate movements and levels, and we also look to an internally calculated rate determined by matching our expected benefit payments to payments from a stream of AA or higher rated zero coupon corporate bonds theoretically available in the marketplace. Based on this evaluation at December 31, 2008, U. S. Steel increased the discount rate used to measure both domestic Pension and Other Benefits obligations to 6.00 percent. For USSC benefit plans, a discount rate was selected through a similar review process using Canadian bond rates and indices and, at December 31, 2008, U. S. Steel increased the discount rate to 6.50 percent for its Canadian-based pension and other benefits.

	2008		2007
Assumed health care cost trend rates at December 31:	U.S.	Canada	U.S.	Canada
Health care cost trend rate assumed for next year	8.00%	7.00%	8.00%	6.90%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	4.50%
Year that the rate reaches the ultimate trend rate	2013	2013	2013	2014

Much of our costs for the domestic USW participants’ retiree health benefits (other than for most surviving spouses) in the Company’s main domestic insurance plan are subject to a cost cap that was negotiated in 2003. As a result of the 2008 CBAs, our costs are subject to the full impact of escalation for the surviving spouse beneficiaries since their retiree premium contributions are now a flat fixed amount. In our Canadian retiree medical plans, liabilities decreased as a result of lower escalation impacts due to favorable claims cost rate experience and exchange rate changes. Escalation applies to most other groups within the Company’s insurance plans, but does not apply to most domestic non-union retirees since their benefits are limited to flat dollar amounts. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest components	$17	$(15)
Effect on other postretirement benefit obligations	252	(214)

Plan Assets

U. S. Steel’s Pension Benefits asset allocations by category are as follows:

	December 31, 2008		December 31, 2007
(In millions)	Assets	Percent	Assets	Percent
Asset Category:
U.S. equity securities	$2,565	34%	$4,094	38%
Foreign equity securities – Non – Canadian	1,073	14%	1,624	15%
Foreign equity securities – Canadian	420	6%	801	7%
Debt securities – U.S.	1,891	25%	2,453	23%
Debt securities – Canadian	937	12%	1,352	12%
Other	701	9%	537	5%

Total	$7,587	100%	$10,861	100%

U. S. Steel’s Other Benefits asset allocations by category are as follows:

	December 31, 2008		December 31, 2007
(In millions)	Assets	Percent	Assets	Percent
Asset Category:
U.S. equity securities	$583	53%	$454	39%
Foreign equity securities	103	9%	38	3%
Short-term investments	118	11%	499	43%
Debt securities	280	25%	147	13%
Other	18	2%	28	2%

Total	$1,102	100%	$1,166	100%

U. S. Steel’s investment strategy for its domestic pension and retiree medical trusts provides that at least half of plan assets are invested in common stock with the balance primarily invested in bonds and other fixed-income securities. U. S. Steel believes that returns on common stock over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds and other fixed-income securities tend to offset some of the shorter-term volatility of common stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel is currently using an 8.00 percent assumed rate of return for purposes of the expected return on assets for the development of net periodic cost for the main defined benefit pension plan and Other Benefits. This rate was chosen by taking into account the intended asset mix and the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 8.00 percent rate and while recent returns have not, it is U. S. Steel’s expectation that future periods will return to this level. For USSC defined benefit pension plans, a 7.50 percent rate of return is being used for the development of net periodic costs in 2009. This rate was based on an investment strategy that provides that at least half of plan assets be invested in equity securities.

Cash Flows

Employer Contributions – U. S. Steel’s Board of Directors has authorized additional contributions to U. S. Steel’s trusts for pensions and health care of up to $300 million by the end of 2010. In 2008, U. S. Steel made voluntary contributions of $140 million to its main defined benefit pension plan and $73 million in required minimum contributions to the USSC and Lone Star plans. Additionally, U. S. Steel made cash payments of $29 million to pension plans not funded by trusts and $33 million to a multiemployer pension plan in 2008. In 2007, U. S. Steel made a $140 million voluntary contribution to its main defined benefit pension plan and cash payments of $17 million and $30 million to pension plans not funded by trusts and a multiemployer pension plan, respectively.

In 2008 and 2007, U. S. Steel contributed $143 million and $468 million, respectively, to its trust for retiree health care and life insurance in conjunction with an agreement with the USW for the National addition.

U. S. Steel also made an $85 million and a $30 million cash contribution to its trusts for retiree health care and life insurance in 2008 and 2007, respectively. In addition, cash payments totaling $236 million and $213 million were made for other postretirement benefit payments not funded by trusts in 2008 and 2007, respectively. These payments exclude amounts which were paid with Medicare Part D Government subsidy funds.

In conjunction with the acquisition of Stelco, now USSC (see Note 4), U. S. Steel assumed the Pension Plan Funding Agreement (the Pension Agreement) that Stelco had entered into with the Superintendent of Financial Services of Ontario (the Province) on March 31, 2006 that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$65 million (approximately $53 million) per year (C$70 million (approximately $57 million) effective 2011 and later) and additional annual contributions for benefit improvements, which currently are limited to the union retiree indexing provisions. The defined annual contributions will be continued until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation.

The 2008 CBAs also require U. S. Steel to make annual $75 million contributions during the contract period to a restricted account within our trust for retiree health care and life insurance. The first of these payments was made in the fourth quarter of 2008. This is in addition to the minimum $10 million required contribution to the same trust that continues from an earlier agreement.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2009	$875	$335
2010	840	350
2011	840	365
2012	850	365
2013	840	365
Years 2014 - 2018	3,900	1,645

Settlements, terminations and curtailments

During the fourth quarter of 2007, approximately 1,500 USSK employees (or 10 percent of the USSK workforce) accepted a voluntary early retirement plan (VERP). Employee severance and net employee benefit charges of $57 million (including $15 million of termination losses) were recorded for these employees in 2007. Of this expense, $11 million was recorded in selling, general, and administrative expenses and $46 million was recorded in cost of sales. Cash payments of $24 million were made to 670 employees who left the company prior to December 31, 2007. During the twelve months ended December 31, 2008, 830 employees left the company and were paid $33 million. As of December 31, 2008 this VERP was complete.

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

Defined contribution plans

U. S. Steel also contributes to several defined contribution plans for its salaried employees. Since July 1, 2003, non-union salaried employees hired in the United States receive pension benefits through a defined contribution pension plan with defined percentages based on their age, for which company contributions totaled $15 million, $9 million and $6 million in 2008, 2007 and 2006, respectively. U. S. Steel’s contributions to salaried employees’ defined contribution savings fund plans, which for the most part are based on a percentage of the employees’ salary depending on years of service, totaled $20 million in 2008, $17 million in 2007 and $15 million in 2006, respectively. Most union employees are eligible to participate in a defined contribution savings fund plan where there is no company match on savings. U. S. Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans. U. S. Steel’s costs under these defined contribution plans totaled less than $1 million in 2008, 2007 and 2006.

Coal Act changes

The Coal Industry Retiree Health Benefit Act of 1992 (“the Coal Act”) assigned a tax-like obligation to U. S. Steel for the postretirement medical and death benefit obligations of former United Mine Workers of America (UMWA) miners, including many who may have worked for the Company at one point prior to 1987 and some who are considered orphans of the mining industry since the coal companies they retired from are no longer in existence. The Company’s obligation under the Coal Act is considered part of Other Benefits for accounting purposes.

Other postemployment benefits

The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the provisions of Financial Accounting Standards

Board Statement No. 112, “Employers’ Accounting for Postemployment Benefits,” have historically been treated as accrued benefit obligations, similar to the accounting treatment provided for pensions and other benefits. Accrued obligations for these benefits recorded at December 31, 2008, totaled $150 million as compared to $134 million at December 31, 2007. Obligation amounts were developed assuming a discount rate of 6.00 and 5.75 percent at December 31, 2008 and 2007. Net periodic benefit cost for these benefits is projected to be $15 million in 2009 compared to $12 million in each of 2008 and 2007. The projected cost in 2009 includes $3 million in unrecognized actuarial gains that will be recorded against accumulated other comprehensive income.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

Prior to the 2008 CBAs, the Company had assumed estimated actuarial savings related to the Medicare Act stemming from participant withdrawals from the Company drug plan by USW, Medicare-eligible retirees, and also from government drug subsidy collections. With the 2008 CBAs, no savings have been assumed to be attributable to Medicare Part D for the Company’s USW beneficiary populations since the enhancements provided create lower retiree premiums for participants, thereby reducing the incentive for retirees to leave the Company’s drug plan in the foreseeable future. Additionally, the profit sharing formula under the 2008 CBAs was modified such that at higher levels of income from operations, profit sharing payments will be capped and any excess amounts will be contributed to our trust to fund retiree health care benefits for USW retirees. The Company benefits from the Medicare Part D drug subsidies available under the Medicare Act for primarily the Mineworker, Medicare-eligible, retiree populations. Most subsidies collected for other Medicare participants are provided to retirees as a reduction to their insurance premiums. The Company collected $21 million and $22 million in 2008 and 2007, respectively, which was subsequently used to pay benefits. The Company anticipates a benefit of approximately $66 million at December 31, 2008, and this is included as a reduction to the reported APBO for Other Benefits noted above.

There may be further assumption changes relative to participant withdrawal rates in future years, which could occur at a faster or slower pace than has been assumed, and the estimated savings could be greater or less than the savings identified currently.

Pension Protection Act

Passed into law in August 2006, the Pension Protection Act prescribes a new methodology for calculating the minimum amount companies must contribute to their defined benefit pension plans beginning in 2008. While U. S. Steel estimates that for its main pension plan it will not be required to make annual cash contributions for the first several years under the Act, it is the Company’s current intent to mitigate the volatility and level of future mandatory requirements for this plan by making voluntary contributions and preserving our credit balance for possible application in the future. U. S. Steel made voluntary contributions of $140 million to the main domestic defined benefit pension plan in both 2008 and 2007. U. S. Steel may also make voluntary contributions of similar amounts in future periods, consistent with our long term funding goals. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial markets, the elective use or disavowal of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years.

20.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2008 and 2007:

	December 31,
(In millions)	2008	2007
Balance at beginning of year	$40	$33
Additional obligations incurred	4	1
Revisions in estimated closure costs	(1)	–
Foreign currency translation effects	2	3
Accretion expense	3	3

Balance at end of year	$48	$40

Certain AROs related to disposal costs of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate fair value.

21.	Common Stock Repurchase Program, Common Stock and Preferred Stock

In July 2005, U. S. Steel commenced a Common Stock Repurchase Program that allows for the repurchase of its common stock from time to time in the open market or privately negotiated transactions. During 2008 and 2007, U. S. Steel repurchased 2,014,900 and 1,189,900 shares of common stock for $227 million and $117 million, respectively, under this program. As of December 31, 2008, the repurchase of an additional 4,446,400 shares has been authorized, although the repurchase program has been suspended.

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

22.	Stockholder Rights Plan

Effective December 31, 2001, U. S. Steel adopted a Stockholder Rights Plan and declared a dividend distribution of one right for each share of its common stock (Voting Stock). Each right becomes exercisable, at a price of $110, after any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for 15 percent or more of the outstanding voting power represented by the outstanding Voting Stock, except pursuant to a qualifying all-cash tender offer for all outstanding shares of Voting Stock which results in the offeror owning shares of Voting Stock representing a majority of the voting power (other than Voting Stock beneficially owned by the offeror immediately prior to the offer). If the rights become exercisable, each right will entitle the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Preferred Stock or, upon the acquisition by any person of 15 percent or more of the outstanding voting power represented by the outstanding Voting Stock (or, in certain circumstances, other property), common stock having a market value of twice the exercise price. After a person or group acquires 15 percent or more of the outstanding voting power, if U. S. Steel engages in a merger or other business combination where it is not the surviving corporation or where it is the surviving corporation and the Voting Stock is changed or exchanged, or if 50 percent or more of U. S. Steel’s assets, earnings power or cash flow are sold or transferred, each right will entitle the holder to purchase common stock of the acquiring entity having a market value of twice the exercise price. The rights and the exercise price are subject to adjustment. The rights will expire on December 31, 2011, unless such date is extended or the rights are earlier redeemed by U. S. Steel before they become exercisable. Under certain circumstances, the Board of Directors has the option to exchange one share of the respective class of Voting Stock for each exercisable right.

23.	Fair Value of Financial Instruments

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 14, by individual balance sheet account. U. S. Steel’s financial instruments at December 31, 2008 and 2007 were:

	December 31, 2008		December 31, 2007
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Cash and cash equivalents	$724	$724	$401	$401
Receivables	2,144	2,144	1,924	1,924
Receivables from related parties	144	144	153	153
Investments and long-term receivables(a)	23	23	20	20

Total financial assets	$3,035	$3,035	$2,498	$2,498
Financial liabilities:
Accounts payable	$1,451	$1,451	$1,721	$1,721
Accounts payable to related parties	43	43	62	62
Accrued interest	33	33	20	20
Debt(b)	2,650	3,075	3,110	3,171

Total financial liabilities	$4,177	$4,602	$4,913	$4,974
(a)	Excludes equity method investments and split dollar life insurance.
(b)	Excludes capital lease obligations.

The fair value of financial instruments classified as current assets or liabilities approximates the carrying value due to the short-term maturity of the instruments. The fair value of investments and long-term receivables was based on discounted cash flows. U. S. Steel is subject to market risk and liquidity risk related to its investments; however, these risks are not readily quantifiable. The fair value of long-term debt instruments was based on the yield on our public debt where available or current borrowing rates available for financings with similar terms and maturities.

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 27.

24.	Supplemental Cash Flow Information

(In millions)	2008	2007		2006
Net cash provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(155)	$(189)		$(162)
Income taxes paid	(359)	(142	)(a)	(277)
Income tax settlements received from Marathon	-	-		34
Interest on tax settlements received from Marathon	-	13		-
Noncash investing and financing activities:
U. S. Steel common stock issued for employee stock plans	$31	$34		$23
(a)	Includes amounts paid to the FDIC in lieu of taxing authorities in accordance with an agreement between Lone Star and the FDIC (see Note 4).

25.	Transactions with Related Parties

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, transportation services and fees for providing various management and other support services to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Sales and service transactions with equity investees were $1,288 million, $1,172 million and $963 million in 2008, 2007 and 2006, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties.

Purchases from equity investees for outside processing services amounted to $361 million, $46 million and $38 million during 2008, 2007 and 2006, respectively. Purchases of taconite pellets from equity investees, all of which were acquired in the Stelco acquisition, amounted to $175 million and $31 million for the years ended December 31, 2008 and December 31, 2007, respectively. There were no purchases of pellets from equity investees in the comparable 2006 period.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) under an agreement whereby U. S. Steel provides marketing, selling and customer service functions, including invoicing and receivables collection, for PRO-TEC. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. Payables to PRO-TEC under the agreement were $42 million and $59 million at December 31, 2008 and 2007, respectively. Payables to other equity investees totaled $1 million and $3 million at December 31, 2008 and 2007, respectively.

26.	Leases

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Leases	Operating Leases
2009	$21	$47
2010	21	39
2011	21	31
2012	21	23
2013	–	17
Later years	–	50
Sublease rentals	–	(21)

Total minimum lease payments	84	$186
Less imputed interest costs	14

Present value of net minimum lease payments included in long-term debt (see Note 15)	$70

Operating lease rental expense:

(In millions)	2008	2007	2006
Minimum rentals	$96	$94	$132
Contingent rentals	11	8	11
Sublease rentals	(5)	(5)	(9)

Net rental expense	$102	$97	$134

U. S. Steel leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. See the discussion of residual value guarantees under “other contingencies” in Note 27. Contingent rental payments are determined based on operating lease agreements that include floating rental charges that are directly associated to variable operating components.

27.	Contingencies and Commitments

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

Asbestos matters – As of December 31, 2008, U. S. Steel was a defendant in approximately 450 active cases involving approximately 3,050 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). Almost 2,600, or approximately 85 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During 2008, U. S. Steel paid approximately $13 million in settlements. These settlements and other dispositions resolved approximately 400 claims. New case filings in 2008 added approximately 450 claims. At December 31, 2007, U. S. Steel was a defendant in approximately 325 active cases involving approximately 3,000 plaintiffs. During 2007, U. S. Steel paid approximately $9 million in settlements. These settlements and other dispositions resolved approximately 1,230 claims. New case filings in 2007 added approximately 530 claims. Most claims filed in 2007 and 2008 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

Historically, these claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); (2) claims made by industrial workers allegedly exposed to products manufactured by U. S. Steel; and (3) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel. In general, the only insurance available to U. S. Steel with respect to asbestos claims is excess casualty insurance, which has multi-million dollar retentions. To date, U. S. Steel has received minimal payments under these policies relating to asbestos claims.

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 190 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities, which are recorded in deferred credits and other liabilities, totaled $162 million at December 31, 2008, of which $14 million was classified as current, and $142 million at December 31, 2007, of which $20 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $37 million, $25 million and $20 million for the years ended December 31, 2008, 2007 and 2006, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 25 to 45 percent.

Remediation Projects

U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)	Projects with Ongoing Study and Scope Development are those projects which are still in the study and development phase. For these projects the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and cost estimates cannot be determined. Therefore, material additional costs are reasonably possible.

(2)	Significant Projects with Defined Scope are those projects with significant accrued liabilities, a defined scope and little likelihood of material additional costs.

(3)	Other Projects are those projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be material, and those projects for which we do not yet possess sufficient information to form a judgment about potential costs.

Projects with Ongoing Study and Scope Development – There are six environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are five Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant and U. S. Steel’s former Geneva Works) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of December 31, 2008, accrued liabilities for these projects totaled $22 million for the costs of studies, investigations, interim measures, design and/or remediation. The Geneva Works project was previously considered a “significant project with defined scope”; however, further studies are being conducted which are likely to result in an expanded scope. Additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects may prove insignificant or could be as much as $40 million to $70 million. The scopes of the UPI and Geneva Works projects, depending on agency negotiations and other factors, could become defined in 2009.

Significant Projects with Defined Scope – As of December 31, 2008, a total of $55 million was accrued for the West Grand Calumet Lagoon and other projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site. Additional projects with defined scope include the Municipal Industrial & Disposal Company (MIDC) CERCLA site in Elizabeth, PA, and the Duluth St. Louis Estuary and Upland Project. The scope of the Duluth project was defined in the third quarter 2008 and a $23 million charge was recorded for the remediation. As of December 31, 2008, accrued liabilities for these two additional projects totaled $33 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are seven other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2008 was $15 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at December 31, 2008 was $10 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $20 million at December 31, 2008 and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2008, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2008 and 2007 such capital expenditures totaled $99 million and $72 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

In January 2008, USSS entered into an agreement with the Serbian government that commits us to spend approximately $50 million before the end of 2009 to improve the environmental performance of our facility. The money will be spent on various capital projects aimed at reducing air particulate emissions and is included in total spending above. In 2008, $35 million of this commitment was spent.

CO2 Emissions –Many nations, including the United States, are considering regulation of CO2 emissions. International negotiations to supplement or replace the 1997 Kyoto Protocol are ongoing. The integrated steel process involves a series of chemical reactions involving carbon that create CO2. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. Canada and the European Union have established greenhouse gas regulations. In the United States, the new Administration has announced its commitment to implement a national cap-and-trade program to reduce greenhouse gas emissions by 80 percent by 2050. Details of this plan have not been announced. Such regulations may entail substantial capital expenditures, restrict production, and raise the price of coal and other carbon based energy sources.

In 2004, the European Commission (EC) approved Slovakia’s national allocation plan for the period 2005 through 2007 (NAP I), which granted USSK fewer emissions allowances than were ultimately required for USSK’s CO2 emissions. USSK purchased CO2 allowances needed to cover its shortfall for the NAP l allocation period. Based on the actual value of allowances already purchased, a short-term other liability of $2 million was recognized on the balance sheet as of December 31, 2007. This amount was settled in 2008.

In July 2008, following approval by the EC of Slovakia’s national allocation plan for the 2008 to 2012 trading period (NAP II), Slovakia granted USSK more CO2 allowances per year than USSK received for NAP I. Based on actual carbon emissions in 2008, we believe that USSK will have sufficient emissions allowances for the NAP II period without purchasing additional allowances.

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

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $162 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Contingencies related to the Separation from Marathon – In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $29 million as of December 31, 2008 may be declared immediately due and payable.

NIPSCO Litigation Reserve – In March 2008, the Indiana Court of Appeals reversed a previous decision of the Indiana Utilities Regulatory Commission involving a rate escalation provision in U. S. Steel’s electric power supply contract with Northern Indiana Public Service Company and a reserve of $45 million related to prior year effects was established in the first quarter. In September 2008, the Indiana Supreme Court granted U. S. Steel’s petition to transfer the matter to that court, where the merits of the case were argued in November 2008. We are awaiting a decision.

Wabush – On March 20, 2008, ArcelorMittal Dofasco, Inc (Dofasco) served USSC with a statement of claim filed in the Ontario Superior Court of Justice seeking to require Cleveland Cliffs Inc. (“Cliffs”), now Cliffs Natural Resources Inc., and USSC to complete a proposed transaction to sell their interests in the Wabush iron ore joint venture to Dofasco and to pay C$427 million in damages (approximately $349 million) or, alternatively, to pay damages of C$1.8 billion (approximately $1.5 billion) if the sale did not take place. On November 5, 2008, the court granted USSC’s Motion to Strike and Dofasco’s claim against USSC has been dismissed.

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

Randle Reef – The Canadian and Ontario governments have identified a sediment deposit in Hamilton Harbor near USSC’s Hamilton Works for remediation, which the regulatory agencies estimate will require expenditures of approximately C$90 million (approximately $73 million). The national and provincial governments have each allocated C$30 million (approximately $24 million) for this project and they have stated that they will be looking for local sources, including industry, to fund the remaining C$30 million (approximately $24 million). USSC has committed to supply the steel necessary for the proposed encapsulation and has accrued C$7 million (approximately $6 million). Additional contributions may be sought.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $16 million at December 31, 2008). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

1314B – See description of the partnership, which was terminated on October 31, 2008, in Note 17. U. S. Steel, under certain circumstances, is required to indemnify the limited partners if product sales from the partnership prior to 2003 fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at December 31, 2008, including interest and tax gross-up, is approximately $650 million. No liability has been recorded for this indemnification as management believes that the potential exposure is not probable.

Insurance – U. S. Steel maintains insurance for certain property damage, equipment, business interruption and general liability exposures; however, insurance is applicable only after certain deductibles and retainages. U. S. Steel is self-insured for certain other exposures including workers’ compensation (where permitted by law) and auto liability. Liabilities are recorded for workers’ compensation and personal injury obligations. Other costs resulting from losses under deductible or retainage amounts or not otherwise covered by insurance are charged against income upon occurrence.

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $147 million as of December 31, 2008, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At December 31, 2008, U. S. Steel’s contract commitments to acquire property, plant and equipment totaled $271 million.

U. S. Steel is party to a take-or-pay arrangement for information technology related services that expires in 2012. Under this arrangement, U. S. Steel is required to contract for services, with annual minimum spending commitments ranging from $19 million to $31 million for a total minimum spending commitment of $120 million over the five-year term. If U. S. Steel elects to terminate the contract early, payment for the outstanding balance of the $120 million commitment is required and termination fees may apply.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2012. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at the Edgar Thomson plant are shut down. At December 31, 2008, a maximum termination payment of $20 million, which declines through the contract period, would apply if associated steelmaking operations were permanently discontinued.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2012. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Granite City Works are shut down or an alternative steelmaking technology eliminates the use of oxygen. At December 31, 2008, a maximum termination payment of $8 million, which declines through the contract period, would apply if associated steelmaking operations were permanently discontinued.

U. S. Steel is party to an arrangement for the supply of industrial gases that expires in 2013. There is no monthly minimum facility fee associated with this arrangement; however, U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Gary Works are shut down. At December 31, 2008, a maximum termination payment of $64 million, which declines through the contract period, would apply if associated steelmaking operations were permanently discontinued.

U. S. Steel is party to an arrangement for mill operating support services at Gary Works that expires in 2015. U. S. Steel is required to pay a minimum facility fee of less than $1 million per month. After May 1, 2010, U. S. Steel can elect to terminate this contract early by providing 90 days notice and paying a maximum termination fee of $19 million plus an equipment buyout payment principally equal to the fair market value of the equipment at the time of termination.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2015. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Great Lakes Works are shut down. At December 31, 2008, a maximum termination payment of $13 million, which declines through the contract period, would apply if steelmaking operations were permanently discontinued.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2016. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Fairfield Works are permanently discontinued. If associated steelmaking operations are permanently discontinued after January 1, 2013, a maximum termination payment of $15 million is due.

U. S. Steel is party to an operating agreement for two Vacuum Pressure Swing Adsorption Units for Fairfield Works that expires in 2019. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of less than $1 million per month. After April 1, 2010, U. S. Steel can elect to terminate this contract early by providing 180 days notice and paying a maximum termination fee of $23 million.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2014. U. S. Steel is required to pay a minimum facility fee of less than $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Lake Erie Works are permanently discontinued or for technological obsolescence. At December 31, 2008, a maximum termination payment of $20 million would apply if associated steelmaking operations are permanently discontinued.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2024. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month beginning October 2009. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Lake Erie Works are permanently discontinued or for technological obsolescence. If associated steelmaking operations are permanently discontinued after October 1, 2017, a maximum termination payment of $39 million is due.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases at USSS that expires in 2020. Under this arrangement, U. S. Steel is required to pay a minimum facility fee and a fixed production fee that total approximately $1 million per month. U. S. Steel can elect to terminate this contract early by providing 90 days written notice and paying a maximum termination fee, which declines through the contract period, of approximately $52 million as of December 31, 2008.

28.	Subsequent Event

On February 6, 2009, U. S. Steel announced that approximately 500 employees have elected to retire under a Voluntary Early Retirement Program offered to certain non-represented Headquarters and Operations employees in the United States who met age and years-of-service criteria. The retirement date for most employees will be February 28, 2009. In connection with this program, U. S. Steel will record a pre-tax charge of approximately $70 million in the first quarter of 2009.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2008(a)				2007(a) (b)
(In millions, except per share data)	4th Qtr.(c)	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Net sales	$4,502	$7,312	$6,744	$5,196	$4,535	$4,354	$4,228	$3,756
Segment income (loss) from operations:
Flat-rolled	(21)	846	468	97	63	185	79	56
USSE	(141)	173	298	161	85	152	244	206
Tubular	559	420	177	51	83	74	97	102

Total reportable segments	397	1,439	943	309	231	411	420	364
Other Businesses	21	22	16	18	26	22	14	21
Items not allocated to segments	104	(134)	(5)	(61)	(141)	(73)	(43)	(39)

Total income from operations	522	1,327	954	266	116	360	391	346
Net income	290	919	668	235	35	269	302	273
Common stock data
Net income per share
- Basic	$2.50	$7.84	$5.69	$2.00	$0.29	$2.28	$2.55	$2.31
- Diluted	$2.50	$7.79	$5.65	$1.98	$0.29	$2.27	$2.54	$2.30
Dividends paid per share	$0.30	$0.30	$0.25	$0.25	$0.20	$0.20	$0.20	$0.20
Price range of common stock
- Low	$20.71	$68.62	$122.00	$91.11	$85.05	$74.41	$99.07	$68.83
- High	$77.92	$182.79	$196.00	$128.30	$121.12	$116.37	$127.26	$101.60
(a)	Results have been restated to reflect the movement of the results of the iron ore mines to the Flat-rolled segment from Other Businesses in 2008 (See Note 3)
(b)	Includes the operations of Lone Star following the acquisition on June 14, 2007, and the operations of USSC following the acquisition on October 31, 2007.
(c)	Results have been revised from results reported in the Company's earnings release of 2008 fourth quarter and full-year results issued on January 27, 2009.

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

The following table provides a summary of our reserves and minerals production by mining complex:

		Proven and Probable Reserves As of December 31, 2008			Production
(Millions of short tons)		Owned	Leased	Total	2008	2007	2006
Iron ore pellets:
Minntac Mine and Pellet Plant		143	469	612	16.1	15.1	16.3
Keetac Mine and Pellet Plant		7	142	149	5.1	5.7	5.8
Tilden Mining Company, LLC	*	-	47	47	1.2	0.1	-
Hibbing Taconite Company	*	1	18	19	1.4	0.2	-
Wabush Mines	*	-	37	37	2.0	0.4	-

Total		151	713	864	25.8	21.5	22.1
•	Represents U. S. Steel’s proportionate share of proven and probable reserves as these investments are unconsolidated equity affiliates. The production data represents U. S. Steel’s proportionate share of production following the acquisition of Stelco on October 31, 2007.

Iron Ore Reserves

Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. The estimate of proven and probable reserves is of recoverable tons. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Neither inferred reserves nor resources that exist in addition to proven and probable reserves were included in these figures. At December 31, 2008, all 864 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its operating mines and are of blast furnace pellet grade.

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

FIVE-YEAR OPERATING SUMMARY (Unaudited)

(Thousands of tons, unless otherwise noted)	2008	2007	2006	2005	2004
Raw Steel Production
Gary, IN	5,917	6,138	5,947	5,009	6,446
Great Lakes, MI	2,513	2,901	3,136	3,002	3,153
Mon Valley, PA	2,461	2,764	2,579	2,708	2,798
Granite City, IL	2,294	2,411	2,468	2,541	2,545
Fairfield, AL	2,082	2,134	2,225	2,083	2,324
Lake Erie, Ontario, Canada(a)	2,325	195	-	-	-
Hamilton, Ontario, Canada(a)	1,598	295	-	-	-

Total Flat-rolled facilities	19,190	16,838	16,355	15,343	17,266
USSK	4,562	5,147	5,205	4,547	4,532
USSS	1,848	1,645	1,857	1,336	1,153

Total USSE facilities	6,410	6,792	7,062	5,883	5,685
Total	25,600	23,630	23,417	21,226	22,951

Raw Steel Capability
Flat-rolled(b)	24,367	20,217	19,400	19,400	19,400
USSE	7,420	7,400	7,400	7,400	7,400

Total	31,787	27,617	26,800	26,800	26,800

Production as % of total capability:
Flat-rolled(b)	78.8	83.3	84.3	79.1	89.0
USSE	86.4	91.8	95.4	79.5	76.8

Coke Production
Flat-rolled (b)	6,562	5,642	5,813	6,092	6,644
USSE	1,589	1,703	1,702	1,696	1,731

Total	8,151	7,345	7,515	7,788	8,375

Iron Ore Pellet Production(c)
Total	21,263	20,846	22,062	22,282	22,884

Steel Shipments by Product - North American Facilities(d)(e)
Sheets	14,517	12,868	12,757	11,779	14,037
Tin mill products	1,387	1,288	1,318	1,388	1,443
Tubular	1,952	1,422	1,191	1,156	1,092
Semi-finished, bars and plates	941	378	105	129	155

Total	18,797	15,956	15,371	14,452	16,727

Steel Shipments by Product - USSE(e)
Sheets	4,070	4,343	4,277	3,748	3,783
Tin mill products	605	618	587	561	510
Tubular	109	91	150	140	158
Semi-finished and plates	867	1,087	1,247	762	589

Total	5,651	6,139	6,261	5,211	5,040

Steel Shipments - Total	24,448	22,095	21,632	19,663	21,767

(a)	These facilities were acquired on October 31, 2007, as part of the acquisition of Stelco.
(b)	Includes the operations of USSC following the acquisition on October 31, 2007.
(c)	Does not include production of equity investees of U. S. Steel.
(d)	Includes the operations of Lone Star following the acquisition on June 14, 2007, and the operations of USSC following the acquisition on October 31, 2007.
(e)	Does not include shipments by joint ventures and other equity investees of U. S. Steel.

FIVE-YEAR OPERATING SUMMARY (Unaudited) (Continued)

(Thousands of net tons, unless otherwise noted)	2008	2007	2006	2005	2004
Steel Shipments by Market - North American Facilities (a) (b)
Steel service centers	3,887	3,151	3,242	3,176	4,276
Further conversion:
Trade customers	3,402	2,278	1,821	1,639	1,953
Joint ventures	1,770	2,037	1,808	1,744	2,017
Transportation (including automotive)	2,558	2,630	2,518	2,451	2,559
Construction and construction products	1,333	1,045	1,263	1,079	1,774
Containers	1,421	1,301	1,317	1,297	1,361
Appliances & electrical equipment	1,115	1,055	1,198	1,031	829
Oil, gas and petrochemicals	1,737	1,330	1,073	1,055	987
Export from the United States	926	656	743	609	627
All other	648	473	388	371	344

Total	18,797	15,956	15,371	14,452	16,727

Steel Shipments by Market - USSE (a)
Steel service centers	1,239	1,264	1,367	807	1,050
Further conversion:
Trade customers	546	897	1,267	1,302	1,060
Joint ventures	-	-	-	-	-
Transportation (including automotive)	590	493	439	372	314
Construction and construction products	1,745	1,847	1,526	1,109	1,090
Containers	615	563	566	531	456
Appliances & electrical equipment	503	489	512	402	328
Oil, gas and petrochemicals	9	10	41	33	40
All other	404	576	543	655	702

Total	5,651	6,139	6,261	5,211	5,040

Steel Shipments by Segment (a) (b)
Flat-rolled	16,845	14,534	14,180	13,296	15,635
USSE	5,651	6,139	6,261	5,211	5,040
Tubular	1,952	1,422	1,191	1,156	1,092

Total steel shipments	24,448	22,095	21,632	19,663	21,767

Average Steel Price Per Ton
Flat-rolled	$780	$642	$634	$617	$574
USSE	932	720	608	610	529
Tubular	2,041	1,335	1,499	1,326	863
(a)	Does not include shipments by joint ventures and other equity investees or intersegment shipments.
(b)	Includes the operations of Lone Star following the acquisition on June 14, 2007, and the operations of USSC following the acquisition on October 31, 2007.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited)

(Dollars in millions, except per share amounts)	2008	2007(a)(b)	2006(a)	2005(a)	2004(a)
Net sales by segment:
Flat-rolled	$15,288	$10,453	$10,128	$9,390	$10,239
USSE	5,517	4,667	3,977	3,346	2,839
Tubular	4,253	1,985	1,798	1,546	941
Other Businesses	917	490	440	400	332

Total reportable segments	25,975	17,595	16,343	14,682	14,351
Intersegment sales	(2,221)	(722)	(628)	(643)	(376)

Total	$23,754	$16,873	$15,715	$14,039	$13,975

Segment income :
Flat-rolled	$1,390	$382	$660	$599	$1,199
USSE	491	687	714	502	439
Tubular	1,207	356	631	528	197

Total reportable segments	3,088	1,425	2,005	1,629	1,835
Other Businesses	77	84	69	46	44
Items not allocated to segments	(96)	(296)	(289)	(236)	(254)

Total income from operations	3,069	1,213	1,785	1,439	1,625
Net interest and other financial costs	62	105	62	127	115
Income tax provision (benefit)	853	218	324	365	356
Net income before extraordinary item and cumulativeeffects of changes in accounting principles	$2,112	$879	$1,374	$910	$1,121
Per common share:
- Basic	18.04	7.44	11.88	7.87	9.87
- Diluted	17.96	7.40	11.18	7.00	8.72
Net income	$2,112	$879	$1,374	$910	$1,135
Per common share:
- Basic	18.04	7.44	11.88	7.87	10.00
- Diluted	17.96	7.40	11.18	7.00	8.83
(a)	Results have been restated to reflect the movement of the results of the iron ore mines to the Flat-rolled segment from Other Businesses in 2008 (See Note 3).
(b)	Includes Lone Star from the date of acquisition on June 14, 2007 and USSC from date of acquisition on October 31, 2007.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited) (Continued)

(Dollars in millions, unless otherwise noted)	2008		2007		2006		2005		2004
Balance Sheet Position at Year-End
Current assets	$5,732		$4,959		$5,196		$4,842		$4,351
Net property, plant & equipment	6,676		6,688		4,429		4,015		3,627
Total assets	16,087		15,632		10,586		9,822		11,064
Short-term debt and current maturities of long-term debt	81		110		82		249		8
Other current liabilities	2,697		2,893		2,620		2,500		2,527
Long-term debt	3,064		3,147		943		1,363		1,363
Employee benefits	4,767		3,187		2,174		2,008		2,125
Total stockholders' equity	4,895		5,531		4,365		3,324		4,074
Cash Flow Data
Net cash provided by operating activities	$1,658		$1,732		$1,632		$1,255		$1,473
Capital expenditures	896	(f)	692		612		741		579
Dividends paid	129		95		77		60		39
Employee Data
Total employment costs	$3,641		$2,991	(a)(b)	$2,843	(c)	$2,693	(d)	$2,646	(e)
Average North America employment costs (dollars per hour)	$49.32		$48.29	(b)	$49.88		$49.64		$48.96	(e)
Average number of North America employees	28,680		26,301	(b)	21,218		21,026		21,091
Average number of USSE employees	20,371		21,665		23,639		25,173		25,640
Number of pensioners at year-end	80,767		82,830		73,023		80,602		84,254
Stockholder Data at Year-End
Common shares outstanding, net of treasury shares (millions)	116.2		118.0		118.5		108.8		114.0
Registered shareholders (thousands)	21.6		22.6		25.2		27.6		31.9
Market price of common stock	$37.20		$120.91		$73.14		$48.07		$51.25
(a)	Includes charges for the voluntary early retirement programs at USSS of $1 million and $15 million at USSK.
(b)	Includes Lone Star and USSC from dates of acquisition on June 14, 2007 and October 31, 2007, respectively.
(c)	Includes charges of $9 million for the workforce reduction program at USSS.
(d)	Includes settlement charges of $23 million principally as a result of the voluntary early retirement program at USSK.
(e)	Includes $17 million settlement loss for a non-qualified defined benefit pension plan and $5 million of termination and curtailment losses for a small Canadian defined benefit pension plan.
(f)	Includes $161 million of capital expenditures for Gateway Energy & Coke Company, LLC, a variable interest entity of U. S. Steel in which U. S. Steel has no ownership interest

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

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fourth quarter of 2008 which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

On February 23, 2009, United States Steel Corporation entered into an agreement with John H. Goodish, Executive Vice President & Chief Operating Officer, providing to him benefits similar to those provided to other executives electing to retire under the current voluntary early retirement program in exchange for his agreement to continue in his current position at least through March 2011. (See Exhibit 10(ff).)

On February 23, 2009, United States Steel Corporation elected Gregory A. Zovko to the position of Vice President & Controller effective April 1, 2009. Zovko, 47, succeeds Larry G. Schultz, whose decision to retire was previously announced. As the chief accounting officer for the Company, Zovko will be responsible for all U. S. Steel global accounting and financial analysis functions. Zovko has worked for U. S. Steel for over 25 years in many responsible management positions, including most recently as Vice President–Accounting. He will report to Executive Vice President and Chief Financial Officer Gretchen R. Haggerty.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Audit Committee” in U. S. Steel’s Proxy Statement for the 2009 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Corporate Governance & Public Policy Committee” in U. S. Steel’s Proxy Statement for the 2009 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Communications from Security Holders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2009 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in U. S. Steel’s Proxy Statement for the 2009 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

U. S. Steel has adopted a Code of Ethical Business Conduct that applies to all of our directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. U. S. Steel will provide a copy of this code free of charge upon request. To obtain a copy, contact the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-2998). The Code of Ethical Business Conduct is also available through the Company’s web site at www.ussteel.com. U. S. Steel does not intend to incorporate the contents of our web site into this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Executive Compensation” and “Compensation and Organization Committee Report” in U. S. Steel’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (1))
Equity compensation plans approved by security holders(a)	2,030,291	$80.79	4,591,005(b)
Equity compensation plans not approved by security holders(c)	37,150	(one for one)	0
Total	2,067,441	–	4,591,005
(a)	The numbers in columns (1) and (2) of this row contemplate all shares that could potentially be issued as a result of outstanding grants under the U. S. Steel 2002 Stock Plan and the 2005 Stock Incentive Plan as of December 31, 2008. Because outstanding options under the USX 1990 Stock Plan were converted to options under the U. S. Steel 2002 Stock Plan at the time of separation from Marathon Oil Corporation (formerly USX Corporation), these numbers include shares that may be issued as a result of grants originally made under the USX 1990 Stock Plan. (For more information, see Note 13 to the Financial Statements.) Column (1) includes (i) 27,385 shares of common stock that could be issued for the Common Stock Units outstanding under the Deferred Compensation Program for Non-Employee Directors and (ii) 363,206 shares that could be issued for the 181,603 performance awards outstanding under the Long-Term Incentive Compensation Program (a program under the 2005 Stock Incentive Plan). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. Also, the calculation in column (2) does not include the performance awards since the weighted average exercise price for performance awards can range from zero for one to two for one; that is, performance awards may result in up to 363,206 shares of common stock being issued (two for one), or some lesser number of shares (including zero shares of common stock issued), depending upon the Corporation’s common stock performance versus that of a peer group of companies.
(b)	Represents shares available under the 2005 Stock Incentive Plan.
(c)	At December 31, 2008, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders. Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued pursuant to the 2005 Stock Incentive Plan, a shareholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Policy with Respect to Related Person Transactions” and “The Board of Directors and its Committees – Independence” in U. S. Steel’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Information Regarding the Independence of the Independent Registered Public Accounting Firm” in U. S. Steel’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Documents Filed as Part of the Report

1.    Financial Statements

Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” beginning on page F-1.

2.    Financial Statement Schedules and Supplementary Data

“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 92. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

“Supplementary Data – Disclosures About Forward-Looking Statements” is provided beginning on page 96.

B. Exhibits

Exhibits 10(a) through 10(f) and Exhibits 10(l) through 10(ff) are management contracts or compensatory plans or arrangements.

Exhibit No.

2.    Plan of acquisition, reorganization, arrangement, liquidation or succession

(a) Agreement and Plan of Merger dated as of March 28, 2007 by and among United States Steel Corporation, WP Acquisition Holding Corp. and Lone Star Technologies, Inc.	Incorporated by reference to Exhibit 2.1 to United States Steel Corporation’s Form 8-K filed on March 29, 2007, Commission File Number 1-16811.

(b) Arrangement Agreement dated as of August 26, 2007 by and among United States Steel Corporation, 1344973 Alberta ULC and Stelco Inc.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on August 30, 2007, Commission File Number 1-16811.

(c) Plan of Arrangement, as amended, dated September 19, 2007 by and among United States Steel Corporation, 1344973 Alberta ULC and Stelco Inc.	Incorporated by reference to Exhibit 99.1 to United States Steel Corporation’s Form 8-K filed on September 26, 2007, Commission File Number 1-16811.

3.    Articles of Incorporation and By-Laws

(a) United States Steel Corporation Restated Certificate of Incorporation dated September 30, 2003	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2003, Commission File Number 1-16811.

(b) Amended and Restated By-Laws of United States Steel Corporation dated as of November 25, 2008	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 8-K filed on November 26, 2008, Commission File Number 1-16811.

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

Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on May 22, 2003, Commission File Number 1-16811.

(i)     Third Supplemental Indenture dated December 13, 2006 between United States Steel Corporation (formerly known as United States Steel LLC), Issuer, and the Bank of New York, Trustee, regarding 10-3/4% Notes due August 1, 2008

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

(o)   EUR 200,000,000 Credit Facility Agreement dated July 2, 2008 between U. S. Steel Košice, s.r.o. as borrower, Commerzbank Aktiengesellschaft, pobočka zahraničnej banky, Bratislava, ING Bank N.V., pobočka zahraničnej banky and Slovenská sporitelňa, a.s. as mandated lead arrangers, Citibank N.A., Bahrain Branch and HSBC Bank plc, pobočka zahraničnej banky as lead arrangers, the financial institutions listed on Schedule 1 to the agreement as lenders and ING Bank N.V., London Branch as facility agent.

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2008, Commission File Number 1-16811.

Certain long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. U. S. Steel agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of U. S. Steel and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

10.    Material Contracts

(a) United States Steel Corporation 2002 Stock Plan, as amended April 26, 2005	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2005, Commission File Number 1-16811.

(b) United States Steel Corporation Executive Management Supplemental Pension Program

(c) United States Steel Corporation Supplemental Thrift Program

(d) United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2007, Commission File Number 1-16811.

(e) Form of Severance Agreements between the Corporation and its Officers	Incorporated by reference to Exhibit 10(e) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2007, Commission File Number 1-16811.

(f) Amendment and Restated Agreement between United States Steel Corporation and John P. Surma

(g) Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.3 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(h) Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(i)        Second Amended and Restated Receivables Purchase Agreement, dated as of September 27, 2006 among U. S. Steel Receivables, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers, LC Banks and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(j) Purchase and Sale Agreement dated November 28, 2001 among United States Steel LLC, as initial Servicer and as Originator; and U. S. Steel Receivables LLC as purchaser and contributee	Incorporated by reference to Exhibit 10(o) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(k) First Amendment to the Purchase and Sale Agreement dated as of September 27, 2006 among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(l) Form of Stock Option Grant to Officer-Directors under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(t) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(m) Form of Stock Option Grant to Executive Management Committee Members under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(u) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(n) Base Salaries of Named Executive Officers.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2008, Commission File Number 1-16811.

(o) Summary of non-employee director compensation arrangements

(p) United States Steel Corporation Non Tax-Qualified Pension Plan

(q) United States Steel Corporation 2005 Stock Incentive Plan	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2005.

(r) Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on November 20, 2008, Commission File Number 1-16811.

(s) United States Steel Corporation 2005 Annual Incentive Compensation Plan

(t) Administrative Regulations for the Executive Management Annual Incentive Compensation Program under the 2005 Annual Incentive Compensation Plan

(u) Non-Employee Director Stock Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(v) Form of stock option grant under the Long-Term Incentive Compenstation Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(x) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(w) Form of restricted stock grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(y) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(x) Form of performance award grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(z) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(y) Form of Performance Award Grant Form Agreement under the the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on May 2, 2008, Commission File Number 1-16811.

(z) Form of Stock Option Grant Form Agreement under the the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on May 2, 2008, Commission File Number 1-16811.

(aa) Form of Restricted Stock Annual Grant Form Agreement under the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on May 2, 2008, Commission File Number 1-16811.

(bb) Form of Restricted Stock Retention Grant Form Agreement under the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on May 2, 2008, Commission File Number 1-16811.

(cc) Form of Restricted Stock Unit Annual Grant Form Agreement under the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.6 to United States Steel Corporation’s Form 8-K filed on May 2, 2008, Commission File Number 1-16811.

(dd) Form of Restricted Stock Unit Retention Grant Form Agreement under the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.7 to United States Steel Corporation’s Form 8-K filed on May 2, 2008, Commission File Number 1-16811.

(ee) Voluntary Early Retirement Program – 2009	Incorporated by Reference to Exhibit 99.1 to United States Steel Corporation’s Form 8-K filed on February 6, 2009, Commission File Number 1-16811.

(ff) Letter Agreement between United States Steel Corporation and John H. Goodish dated February 23, 2009.

12.1.	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2.	Computation of Ratio of Earnings to Fixed Charges

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

24.	Powers of Attorney

31.1.	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2.	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Millions of Dollars)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2008:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$42	$30	$–	$11	$9	$52
Investments and long-term receivables reserve	6	4	–	–	–	10
Deferred tax valuation allowance:
State	1	–	–	1	–	–
Foreign	392	–	–	87	24	281

Year ended December 31, 2007:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$58	$–	$14	$26	$4	$42
Investments and long-term receivables reserve	6	–	–	–	–	6
Deferred tax valuation allowance:
State	1	–	–	–	–	1
Foreign	90	–	302	–	–	392

Year ended December 31, 2006:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$68	$5	$–	$17	$(2)	$58
Investments and long-term receivables reserve	2	3	3	–	2	6
Deferred tax valuation allowance:
State	–	–	1	–	–	1
Foreign	81	–	9	–	–	90

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on February 24, 2009.

UNITED STATES STEEL CORPORATION

By:	/s/ Larry G. Schultz
Larry G. Schultz Senior Vice President & Controller

Signature	Title

/s/ John P. Surma John P. Surma	Chairman of the Board of Directors and Chief Executive Officer and Director

/s/ Gretchen R. Haggerty Gretchen R. Haggerty	Executive Vice President & Chief Financial Officer

/s/ Larry G. Schultz Larry G. Schultz	Senior Vice President & Controller

* Robert J. Darnall	Director

* John G. Drosdick	Director

* Richard A. Gephardt	Director

* Charles R. Lee	Director

* Jeffrey M. Lipton	Director

* Frank J. Lucchino	Director

* Glenda G. McNeal	Director

* Seth E. Schofield	Director

* Graham B. Spanier	Director

* David S. Sutherland	Director

* Patricia A. Tracey	Director

*	BY:	/s/ Gretchen R. Haggerty
Gretchen R. Haggerty, Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

1314B	Clairton 1314B Partnership, L.P.
2008 CBAs	Collective bargaining agreements with the USW entered into effective September 1, 2008
ADEM	Alabama Department of Environmental Management
Acero Prime	Acero Prime, S.R.L. de CV
Apolo	Apolo Tubulars S.A.
BACT	Best Achievable Control Technology
CAA	Clean Air Act
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CMS	Corrective Measure Study
CWA	Clean Water Act
DESCO	Double Eagle Steel Coating Company
Dofasco	ArcelorMittal Dofasco, Inc.
DOJ	U.S. Department of Justice
Double G	Double G Coatings Company LLC
EC	European Commission
EPA	U.S. Environmental Protection Agency
EU	European Union
Eurofer	European Confederation of Iron and Steel Industries
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
Flat-Rolled	Flat-Rolled Products segment
FPC	Feralloy Processing Company
Gateway	Gateway Energy & Coke Company, LLC
Hibbing	Hibbing Taconite Company
IDEM	Indiana Department of Environmental Management
IEPA	Illinois Environmental Protection Agency
KDHE	Kansas Department of Health & Environment
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
LAER	Lowest Achievable Emission Rate
Lone Star	Lone Star Technologies, Inc.
MACT	Maximum Achievable Control Technology
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
PADEP	Pennsylvania Department of Environmental Protection
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act
RFI	RCRA Facility Investigation
Stelco	Stelco Inc.
TCEQ	Texas Commission on Environmental Quality
Tilden	Tilden Mining Company
tons	net tons
Tubular	Tubular Products segment
USSC	U. S. Steel Canada Inc.
USSE	U. S. Steel Europe segment
USSK	U. S. Steel Košice, U. S. Steel’s integrated steel mill and coke production facilities in Slovakia
USS-POSCO	USS-POSCO Industries, U. S. Steel and POSCO joint venture
USSR	U. S. Steel Receivables LLC
USSS	U. S. Steel Serbia, U. S. Steel’s integrated steel mill and other facilities in Serbia
USW	United Steelworkers
Wabush	Wabush Mines
Z-Line	Z-Line Company

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

The current recession has restricted our visibility even in the near term and has limited our ability to predict our cash needs with any degree of certainty. Our major cash requirements in 2009 are expected to be for capital expenditures, employee benefits and working capital requirements. We finished 2008 with $723 million of available cash and received approximately $210 million after taxes from the sale of the majority of the operating assets of Elgin, Joliet and Eastern Railway Company on January 31, 2009. When business conditions begin to improve, our working capital requirements will likely increase and we may need to draw upon our credit facilities for necessary cash. Funding under the RPA is based on a pool of eligible receivables that has declined as a result of lower orders. A sudden increase in orders could require a significant amount of investment in working capital. Should we experience a significant increase in orders or an unexpected need for funds that cannot be met with available cash and our liquidity facilities, we may need to access the capital markets. Given the current economic environment, it is unclear on what terms we could access the capital markets. Over the longer term, we have significant future debt maturities (see Note 15 to the Financial Statements) and other obligations. Given the uncertainty regarding the duration of the global recession and the current turmoil in the financial markets, it is impossible to predict with any degree of certainty how much cash we will be able to generate, or the availability and terms of new borrowings, to meet our long-term obligations.

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

USSE conducts business primarily in Europe and USSC conducts business primarily in Canada. They are subject to market conditions in those areas which are influenced by many of the same factors that affect U.S. markets, as well as matters specific to international markets such as quotas and tariffs. Like our domestic operations, they are affected by worldwide overcapacity in the steel industry, the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. USSE and USSC are subject to different environmental regulations and other factors in Europe and Canada, respectively, that could negatively affect results of operations and cash flow. These environmental regulations and other factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, limits on emissions (see “Environmental Matters” for discussions regarding carbon dioxide emissions limits which are applicable to European Union member countries, and carbon dioxide emissions limitations which are expected to come into effect in Canada), limits on production, and quotas, tariffs and other protectionist measures. USSE and USSC are affected by volatile raw materials prices, and USSE has been affected by curtailments of natural gas available to Europe from Russia through Ukraine. USSS experienced natural gas curtailments during periods of peak demand in Eastern Europe and Russia in 2006, and both USSK and USSS experienced a curtailment for more than ten days in January 2009 related to Russia’s suspension of gas shipments to Europe.

U. S. Steel is subject to foreign currency exchange risks as a result of its European and Canadian operations. USSE’s revenues are primarily in euros and its costs are primarily in U.S. dollars, Serbian dinars and euros. USSC’s revenues are denominated in both Canadian and U.S. dollars. While the majority of USSC’s costs are in Canadian dollars, we make significant raw material purchases in U.S. dollars. In addition, the acquisition of USSC was funded from the United States and through the reinvestment of undistributed foreign earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can impact income when they are remeasured at the end of each quarter. An $815 million U.S. dollar-denominated intercompany loan to a European affiliate was the primary exposure at December 31, 2008.

Steel imports to the United States accounted for an estimated 28 percent of the U.S. steel market in 2008, 26 percent in 2007 and 31 percent in 2006. Imports of flat-rolled steel to Canada accounted for an estimated 25 percent of the Canadian market for flat-rolled steel products in 2008, 27 percent in 2007 and 34 percent in 2006. Total imports of flat-rolled carbon steel products (excluding quarto plates and wide flats) to the EU27 (the 27 countries currently comprising the European Union) were 15 percent of the EU market in 2008, 17 percent in 2007 and 14 percent in 2006. Increases in future levels of imported steel into the markets we serve could reduce future market prices and demand levels for steel produced in our facilities.

Over the last several years, the global steel industry has been impacted by steel production and consumption increases in China and other developing countries. Overcapacity in China and other developing economies may have a negative impact on us. Imports of oil country tubular goods from China registered a dramatic increase as they grew from 900,000 tons in 2007 to nearly 2.3 million tons in 2008. Flat-rolled and USSE sell to the automotive, appliance and construction-related industries, all of which have reported substantially lower customer demand due to the ongoing global recession. Prices for both oil and natural gas have fallen dramatically leading to a reduction in oil and gas exploration and development, which has resulted in lower customer demand for our Tubular segment. In addition to slackening demand by the end customers, we believe that some of our customers are experiencing difficulty in obtaining credit or maintaining their ability to qualify for trade credit insurance, resulting in a further reduction in purchases and an increase in our credit risk exposure. The duration of the recession and the trajectory of the recovery for these industries may have a significant impact on U. S. Steel.

In some cases, these difficulties may result in bankruptcy filings or cessation of operations. If customers experiencing financial problems default on paying amounts owed to us, we may not be able to collect these amounts. Any material payment defaults by our customers could have an adverse effect on our results of operations and financial condition. The decrease in available credit may increase the risk of our customers defaulting on their payment obligations to U. S. Steel and may cause some of our suppliers to be delayed in filling or unable to fill our needs. Customer defaults may trigger repurchases or reduce the availability under our accounts receivables facility. In addition, that facility is funded by the sale of commercial paper by the purchasers so volatility in the commercial paper market may increase costs under that facility.

Operating and Cost Factors

The operations of U. S. Steel are subject to planned and unplanned outages due to maintenance, equipment malfunctions at our facilities or those of our key suppliers, work stoppages or unavailability of natural gas at USSE; and various hazards, including explosions, power outages, fires, floods, accidents, severe weather conditions and logistical disruptions (such as shortages of barges, rail cars or trucks or unavailability of rail lines or of locks on the Great Lake), which could disrupt operations or shipments or the availability of raw materials, resulting in reduced production volumes and increased production costs or lower revenues.

As an integrated steel producer, U. S. Steel utilizes coal, coke, iron ore and, to a lesser extent, steel scrap as our major raw materials. U. S. Steel (1) purchases 100 percent of our coal requirements; (2) has the capability to source about 75 to 80 percent of Flat-rolled’s coke requirements from our own facilities; (3) purchases a portion of coke requirements for USSE; (4) has the capability to source almost all of Flat-rolled’s iron ore requirements from our own facilities, (5) purchases 100 percent of iron ore requirements for USSE; (6) purchases steel scrap above that generated through our normal North American operations and for USSE; and (7) purchases 100 percent of zinc, tin and other metallic addition requirements. Global raw material prices had escalated significantly over the last several years. The recent significant reduction in global steel production has resulted in decreases in many of these purchase prices. We expect that such prices will increase when global steel production returns to more customary levels. To the extent that U. S. Steel purchases raw materials, market or contract prices for such purchases can cause significant increases in production costs.

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by collective bargaining agreements with the USW entered into effective September 1, 2008 (the 2008 CBAs) that expire in September 2012. Other domestic employees are covered by labor agreements with varying expiration dates between 2009 and 2011. USSC employees are covered by agreements with the USW expiring in 2009 and 2010. In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires in March 2012. Represented employees at USSS are covered by a collective bargaining agreement that expires in November 2009. The ability to negotiate agreements with our unions and the terms of such agreements will have major impacts on our operations, costs and profitability.

Labor costs for U. S. Steel in the United States are affected by profit-based payments pursuant to the provisions of the 2008 CBAs. Labor costs for U. S. Steel in Europe and Canada are also impacted by profit-based payments. Profit-based payment amounts per the 2008 CBAs are calculated as a percentage of consolidated income from operations (as defined in the agreement) and are paid as profit sharing to active union employees (excluding employees of USSC) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. Under the terms of the 2008 CBAs, effective January 1, 2009, profit sharing was expanded to include income from operations of Texas Operations and the profit sharing formula was modified such that at certain higher levels of income from operations, profit sharing payments will be capped and any excess amounts will be contributed to our trust for retiree health care and life insurance.

Future net periodic benefit costs for pensions and other benefits can be volatile and depend on the future marketplace performance of plan assets; changes in actuarial assumptions regarding such factors as selection of a discount rate, the expected rate of return on plan assets and escalation of retiree health care costs; plan amendments affecting benefit payout levels; and profile changes in the beneficiary populations being valued. Changes in the assumptions or differences between actual and expected changes in the present value of liabilities or assets of U. S. Steel’s plans could cause net periodic benefit costs to increase or decrease materially from year to year. Income from operations for U. S. Steel included net periodic pension costs of $78 million in 2008, $129 million in 2007 and $202 million in 2006, respectively. Income from operations also included $149 million, $136 million and $110 million of expense for retiree medical and life insurance in 2008, 2007 and 2006, respectively. Based on preliminary actuarial information for 2009, we expect annual net periodic pension costs to be approximately $200 million and annual retiree medical and life insurance costs to be approximately $180 million. Pension expense for 2009 includes an estimated $10 million curtailment charge. To the extent that these costs increase in the future, income from operations would be reduced.

At December 31, 2008, U. S. Steel’s benefit obligations for retiree medical and life insurance exceeded trust assets by $3.1 billion, an increase of $210 million from the amount at the end of 2007. The funded status of the projected pension benefit obligation decreased from a net overfunded position of $223 million at year-end 2007 to a net underfunded position of $2.0 billion at year-end 2008. To the extent that competitors do not provide similar benefits, or have been relieved of obligations to provide such benefits following bankruptcy reorganization, the competitive position of U. S. Steel may be adversely affected. Preliminary funding valuations of the main defined benefit pension plan in the United States as of December 31, 2008, indicate that the plan will not require mandatory cash funding for the 2009 plan year. We made voluntary contributions of $140 million to this plan in both 2008 and 2007. U. S. Steel may also make voluntary contributions of similar amounts in future periods, consistent with our long-term funding goals. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial markets, the elective use or disavowal of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years. U. S. Steel also expects to make cash payments of $85 million to USSC pension plans, $3 million to former Lone Star pension plans and $10 million to other pension plans not funded by trusts in 2009. The level of cash funding in future years depends upon various factors such as future asset performance, the level of interest rates used to measure ERISA minimum funding levels, the impacts of business acquisitions or sales, union negotiated changes and future government regulation. Any such funding requirements will have an unfavorable impact on U. S. Steel’s cash flows and could negatively affect our ability to comply with our debt covenants and borrowing arrangements.

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

For further discussion of certain of the factors described herein and their potential effects on the businesses of U. S. Steel, see “Item 1. Business,” “Item 1A Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”