Form 10-Q
period 2009-03-31
UNITED STATES STEEL CORP
filed 2009-04-27
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Ö No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [    ] No [    ]

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

Yes      No Ö

Common stock outstanding at April 24, 2009 – 116,172,632 shares

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2009	2008
Net sales:
Net sales	$2,605	$4,903
Net sales to related parties (Note 20)	145	293

Total	2,750	5,196

Operating expenses (income):
Cost of sales (excludes items shown below)	3,007	4,643
Selling, general and administrative expenses	143	142
Depreciation, depletion and amortization (Notes 6 and 8)	158	156
Loss (Income) from investees	21	(7)
Net gains on disposal of assets (Note 5)	(97)	(1)
Other income, net	(4)	(3)

Total	3,228	4,930

(Loss) Income from operations	(478)	266
Interest expense	36	46
Interest income	(2)	(5)
Other financial costs (income) (Note 9)	37	(73)

Net interest and other financial costs	71	(32)
(Loss) Income before income taxes	(549)	298
Income tax (benefit) provision (Note 10)	(110)	58

Net (loss) income	(439)	240
Less: Net (loss) income attributable to noncontrolling interests	-	5

Net (loss) income attributable to United States Steel Corporation	$(439)	$235

(Loss) Income per common share (Note 11):
Net (loss) income per share attributable to United States Steel
Corporation shareholders:
- Basic	$(3.78)	$2.00
- Diluted	$(3.78)	$1.98
Weighted average shares, in thousands:
- Basic	116,103	117,595
- Diluted	116,103	118,405

Dividends paid per share	$0.30	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,131	$724
Receivables, less allowance of $46 and $52 (Note 18)	1,406	2,106
Receivables from related parties (Note 20)	121	182
Inventories (Note 12)	2,080	2,492
Deferred income tax benefits (Note 10)	305	177
Other current assets	50	51

Total current assets	5,093	5,732
Investments and long-term receivables, less allowance of $10 and $10	667	695
Property, plant and equipment - net (Note 8)	6,558	6,676
Intangibles - net (Note 6)	277	282
Goodwill (Note 6)	1,588	1,609
Assets held for sale (Note 5)	12	211
Deferred income tax benefits (Note 10)	719	666
Other noncurrent assets	228	216

Total assets	$15,142	$16,087
Liabilities
Current liabilities:
Accounts payable	$1,181	$1,440
Accounts payable to related parties (Note 20)	60	43
Bank checks outstanding	12	11
Payroll and benefits payable	825	967
Accrued taxes (Note 10)	237	203
Accrued interest	43	33
Short-term debt and current maturities of long-term debt (Note 14)	81	81

Total current liabilities	2,439	2,778
Long-term debt, less unamortized discount (Note 14)	3,043	3,064
Employee benefits	4,675	4,767
Deferred credits and other liabilities	406	419

Total liabilities	10,563	11,028

Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 19 ):
Common stock (123,785,911 and 123,785,911 shares issued) (Note 11)	124	124
Treasury stock, at cost (7,611,258 and 7,587,322 shares)	(613)	(612)
Additional paid-in capital	2,998	2,986
Retained earnings	5,192	5,666
Accumulated other comprehensive loss	(3,322)	(3,269)

Total United States Steel Corporation stockholders’ equity	4,379	4,895

Noncontrolling interests	200	164

Total liabilities and stockholders’ equity	$15,142	$16,087

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2009	2008
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss) income	$(439)	$240
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	158	156
Provision for doubtful accounts	(3)	3
Pensions and other postretirement benefits	1	(110)
Deferred income taxes	(165)	24
Net gains on disposal of assets	(97)	(1)
Distributions received, net of equity investees income	28	4
Changes in:
Current receivables - sold	-	70
- repurchased	-	(100)
- operating turnover	722	(237)
Inventories	350	(28)
Current accounts payable and accrued expenses	(283)	280
Bank checks outstanding	1	45
Foreign currency translation	61	(71)
All other, net	(25)	(38)

Net cash provided by operating activities	309	237

Investing activities:
Capital expenditures	(118)	(114)
Capital expenditures - variable interest entities	(45)	(13)
Acquisition of Stelco Inc.	-	(1)
Disposal of assets	303	4
Restricted cash, net	(2)	(4)
Investments, net	(22)	(19)

Net cash provided by (used in) investing activities	116	(147)

Financing activities:
Repayment of long-term debt	(4)	(3)
Common stock issued	-	4
Common stock repurchased	-	(33)
Distributions from noncontrolling interests	37	7
Dividends paid	(35)	(29)
Excess tax benefits from stock-based compensation	-	3

Net cash used in financing activities	(2)	(51)

Effect of exchange rate changes on cash	(16)	14

Net increase in cash and cash equivalents	407	53
Cash and cash equivalents at beginning of year	724	401

Cash and cash equivalents at end of period	$1,131	$454

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) produces and sells steel mill products, including flat-rolled and tubular, in North America and Central Europe. Operations in North America also include real estate management and development, transportation services and engineering and consulting services.

The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2008.

Certain reclassifications of prior year’s data have been made.

2.	New Accounting Standards

It is expected that the “Financial Accounting Standards Board (FASB) Accounting Standards Codification ” (the Codification) will be effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant Securities and Exchange Commission (SEC) guidance organized using the same topical structure in separate sections within the Codification. This will have an impact to our financial statements since all future references to authoritative accounting literature will be references in accordance with the Codification.

On April 9, 2009, the FASB issued FASB Staff Position (FSP) No. 107-1 and APB 28-1 (FSP 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. U. S. Steel does not expect any material financial statement implications relating to the adoption of this FSP.

On April 9, 2009 the FASB issued FSP No. 115-2 and Financial Accounting Standard (FAS) 124-2 (FSP No. 115-2 and FAS 124-2), “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. U. S. Steel does not expect any material financial statement implications relating to the adoption of this FSP.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP No. 132(R)-1). FSP No. 132(R)-1 amends FAS No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. We do not expect a material impact on our financial statements when these additional disclosure provisions are adopted.

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

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)), which replaces FAS No. 141 “Business Combinations” (FAS 141). FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. FAS 141(R) also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. FAS 141(R) was effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, FAS 141(R) may have a material impact on our financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction. FAS 141(R) also amends FAS No. 109, “Accounting for Income Taxes,” such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. This provision of FAS 141(R) may have a material impact on our financial statements (see the discussion of deferred taxes for U. S. Steel Canada Inc. (USSC) in Note 10). On April 1, 2009 the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” (FSP No. 141(R)-1). FSP No. 141(R)-1 amends and clarifies FAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. U. S. Steel does not expect any material financial statement implications relating to the adoption of this FSP.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (FAS 160). FAS 160 requires all entities to report noncontrolling interests in subsidiaries (formerly known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners. FAS 160 also establishes accounting and reporting standards for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 was effective as of January 1, 2009. The effect of adopting this Statement was immaterial to our financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. FAS 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until periods beginning after November 15, 2008. We adopted FAS 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our financial statements. As of January 1, 2009, nonfinancial assets and nonfinancial liabilities were also required to be measured at fair value. The adoption of these additional provisions did not have a material impact on our financial statements. On October 10, 2008, the FASB issued FSP No. 157-3 (FSP No. 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of FAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on our financial statements. On April 9, 2009 the FASB issued FSP FAS No. 157-4 (FSP No. 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. U. S. Steel does not expect any material financial statement implications relating to the adoption of this FSP.

3.	Segment Information

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

Effective with the fourth quarter of 2008, the operating results of our iron ore operations, which were previously included in Other Businesses, are included in the Flat-rolled segment. Almost all of our iron ore production is consumed by our Flat-rolled operations and the iron-ore operations are managed as part of our Flat-rolled business. The prior period has been restated to reflect this change.

The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations. Income from operations for reportable segments and Other Businesses does not include net interest and other financial costs, income taxes, benefit expenses for current retirees and certain other items that management believes are not indicative of future results. Information on segment assets is not disclosed, as the chief operating decision maker does not review it.

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

The results of segment operations for the first quarter of 2009 and 2008 are:

(In millions) First Quarter 2009	Customer Sales	Intersegment Sales	Net Sales	(Loss) Income from investees	(Loss) Income from operations
Flat-rolled	$1,592	$53	$1,645	$(21)	$(422)
USSE	622	1	623	-	(159)
Tubular	515	3	518	-	127

Total reportable segments	2,729	57	2,786	(21)	(454)
Other Businesses	21	41	62	-	(3)
Reconciling Items	-	(98)	(98)	-	(21)
Total	$2,750	$-	$2,750	$(21)	$(478)
First Quarter 2008
Flat-rolled	$3,162	$323	$3,485	$9	$97
USSE	1,356	-	1,356	-	161
Tubular	621	-	621	(2)	51

Total reportable segments	5,139	323	5,462	7	309
Other Businesses	57	85	142	-	18
Reconciling Items	-	(408)	(408)	-	(61)
Total	$5,196	$-	$5,196	$7	$266

The following is a schedule of reconciling items to (loss) income from operations:

	Three Months Ended March 31,
(In millions)	2009	2008
Items not allocated to segments:
Retiree benefit (expenses) income	$(32)	$1
Other items not allocated to segments:
Net gain on the sale of assets (Note 5)	97	-
Workforce reduction charges (Note 7)	(86)	-
Flat-rolled inventory transition effects (a)	-	(17)
Litigation reserve (Note 21)	-	(45)

Total other items not allocated to segments	11	(62)

Total reconciling items	$(21)	$(61)
(a)	The impact of selling acquired inventory, which had been recorded at fair value.

4.	Acquisitions

Non-controlling interests of Clairton 1314B Partnership, L.P.

On October 31, 2008, U. S. Steel acquired the interests in the Clairton 1314B Partnership, L.P. (1314B) held by unrelated parties for $104 million, and 1314B was terminated. The acquisition has been accounted for in accordance with FAS 141. U. S. Steel accounted for the purchase price of this acquisition, in excess of the acquired noncontrolling interest, using step acquisition accounting. This resulted in a partial step-up in the book value of property, plant and equipment of $73 million, which will be depreciated over 15 years.

Pickle	Lines

On August 29, 2008, USSC paid C$38 million (approximately $36 million) to acquire three pickle lines in Nanticoke, Ontario, Canada. The acquisition of the pickle lines strengthened USSC’s position as a premier supplier of flat-rolled steel products to the North American market. The acquisition has been accounted for in accordance with FAS 141. The purchase price has been allocated to the acquired property, plant and equipment.

5.	Assets Held for Sale

On January 31, 2009, U. S. Steel completed the previously announced sale of the majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) to Canadian National Railway Company (CN) for approximately $300 million. U. S. Steel retained railroad assets, equipment, and employees that support the Gary Works in northwest Indiana. As a result of the transaction, U. S. Steel recognized a net gain of approximately $97 million, net of a $10 million pension curtailment charge (see Note 7), in the first quarter 2009. As of December 31, 2008, the assets of EJ&E that were to be sold, consisting primarily of property, plant and equipment, were classified as held for sale in accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2009 are as follows:

	Flat-rolled Segment	Tubular Segment	Total
Balance at December 31, 2008	$760	$849	$1,609
Currency translation	(21)	-	(21)

Balance at March 31, 2009	$739	$849	$1,588

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the fair value of the associated reporting unit to its carrying value, including goodwill. Fair value is determined using the income approach, which is based on projected future cash flows discounted to present value using factors that consider the timing and the risk associated with the future cash flows. Using data prepared each year as part of our strategic planning process, we complete a separate fair value analysis for each reporting unit with goodwill.

We have two reporting units that have a significant amount of goodwill. Our Flat-rolled operating segment was allocated goodwill from the Stelco and Lone Star acquisitions in 2007. These amounts reflect the benefits we expect the Flat-rolled reporting unit to realize from expanding our flexibility in meeting our customers’ needs and running our Flat-rolled facilities at higher operating rates to source our semi-finished product needs. Our Texas Operations reporting unit was allocated goodwill from the Lone Star acquisition, reflecting the benefits we expect the reporting unit to realize from expanding our tubular operations.

The change in business conditions in the fourth quarter of 2008 was considered a triggering event as defined by FAS 142, “Goodwill and Other Intangible Assets,” and goodwill was subsequently tested for impairment as of December 31, 2008. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using future cash flow projections based on management’s long range estimates of market conditions over a five-year horizon with a

2.25 percent compound annual growth rate thereafter. We used a discount rate of approximately 11 percent for both reporting units. Our testing did not indicate that goodwill was impaired for either reporting unit as of December 31, 2008.

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of March 31, 2009			As of December 31, 2008
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$202	$15	$187	$204	$14	$190
Other	2-20 Years	25	10	15	25	8	17

Total amortizable intangible assets		$227	$25	$202	$229	$22	$207

The carrying amount of acquired water rights with indefinite lives as of March 31, 2009 and December 31, 2008 totaled $75 million.

Aggregate amortization expense was $3 million for both the three months ended March 31, 2009 and 2008, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is (in millions) $9 for the remaining portion of 2009, $10 in 2010, $10 in 2011, $10 in 2012, and $10 in 2013.

7.	Pensions and Other Benefits

The following table reflects components of net periodic benefit cost for the three months ended March 31, 2009 and 2008:

	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Service cost	$26	$30	$5	$4
Interest cost	142	143	62	56
Expected return on plan assets	(175)	(200)	(27)	(24)
Amortization of prior service cost	6	6	6	(8)
Amortization of net loss	35	26	(2)	6

Net periodic benefit cost, excluding below	34	5	44	34
Multiemployer plans	12	8	-	-
Settlement, termination and curtailment benefits	63	1	11	-

Net periodic benefit cost	$109	$14	$55	$34

Postemployment Benefits

U. S. Steel recorded charges of $90 million in the first quarter of 2009 related to the recognition of estimated future employee costs for supplemental unemployment benefits, salary continuance and continuation of health care benefits and life insurance coverage for approximately 9,400 employees associated with the temporary idling of certain facilities and reduced production at others. This charge has been recorded in accordance with FAS No. 112, “Employers’ Accounting for Postemployment Benefits,” which requires that costs associated with such ongoing benefit arrangements be recorded no later than the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable.

Settlements, Terminations and Curtailments

During the first quarter of 2009, approximately 500 non-represented employees in the United States elected to retire under a Voluntary Early Retirement Program (VERP). Employee severance and net employee benefit charges of $86 million (including $37 million of pension termination charges, $13 million of pension settlement charges, $3 million of pension curtailment charges and $11 million of other postretirement benefit termination charges) were recorded in cost of sales for these employees in the first quarter of 2009. As of March 31, 2009, substantially all of these employees left the Company under the VERP and the Company paid cash benefits of $58 million, including $13 million of company contributions to the defined contribution plans as discussed below.

In connection with the sale of the majority of EJ&E on January 31, 2009 (see Note 5), a pension curtailment charge of approximately $10 million was recognized in the first quarter of 2009.

Employer Contributions

During the first three months of 2009, U. S. Steel made $17 million in required cash contributions to the main USSC pension plans and cash payments of $17 million to the Steelworkers Pension Trust.

The 2008 Collective Bargaining Agreements (see Note 16) require U. S. Steel to make annual $75 million contributions during the contract period to a restricted account within our trust for retiree health care and life insurance. The first of these payments was made in the fourth quarter of 2008. The contracted annual $75 million contribution is in addition to the minimum $10 million required contribution to the same trust that continues from an earlier agreement. There was a $10 million contribution to this trust during the first three months of 2009. In April 2009, we reached agreement with the USW to defer $95 million of contributions otherwise required to be made during 2009 and the beginning of 2010 until 2012 and 2013. Further, the USW has agreed to permit us to use all or part of the $75 million contribution we made in 2008 to pay current retiree health care and death benefit claims, subject to a make-up contribution in 2013.

As of March 31, 2009, cash payments of $74 million had been made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $17 million for the three months ended March 31, 2009, which included $13 million of one-time payments for VERP related benefits. Company contributions to defined contribution plans totaled $8 million for the three months ended March 31, 2008. Effective January 1, 2009, the company match of employee 401(k) contributions was temporarily suspended.

8.	Depreciation and Depletion

Effective January 1, 2009, U. S. Steel discontinued the use of the modified straight-line basis of depreciation for certain steel-related assets located in the United States based upon raw steel production levels and records depreciation on a straight-line basis for all assets. In the first quarter 2009, the modified straight-line basis of depreciation would have reduced our loss from operations, net loss and loss per common share by $13 million, $8 million and $.07, respectively. Applying modification factors decreased expenses by $3 million for the first quarter 2008 when compared to a straight-line calculation.

Accumulated depreciation and depletion totaled $8,721 million and $8,669 million at March 31, 2009 and December 31, 2008, respectively.

9.	Net Interest and Other Financial Costs

Other financial costs include foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s operations. During the first quarter 2009, net foreign currency losses of $34 million were recorded in other financial costs, compared with net foreign currency gains of $76 million in the first quarter of 2008. See Note 13 for additional information on U. S. Steel’s foreign currency exchange activity.

10.	Income Taxes

Tax benefits

The first quarter 2009 effective tax benefit rate of 20 percent is lower than the statutory rate because losses in Canada and Serbia, which are jurisdictions where we have recorded a full valuation allowance on deferred tax assets, do not generate a tax benefit for accounting purposes. Included in the first quarter 2009 tax benefit is $35 million of tax expense related to the net gain on the sale of EJ&E.

Deferred taxes

As of March 31, 2009, the net domestic deferred tax asset was $930 million compared to $802 million at December 31, 2008. A substantial amount of U. S. Steel’s domestic deferred tax assets relate to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and payments are made to retirees. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax assets will be realized.

As of March 31, 2009, the foreign deferred tax asset was $94 million, net of an established valuation allowance of $352 million. As of December 31, 2008, the foreign deferred tax asset was $32 million, net of an established valuation allowance of $281 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is provided for the Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating losses and credit carryforwards, are more than sufficient to offset future tax liabilities. A full valuation allowance is recorded for Canadian deferred tax assets due to the absence of positive evidence at USSC to support the realizability of the assets. If USSC and USSS generate sufficient income, the valuation allowances of $289 million for Canadian deferred tax assets and $49 million for Serbian deferred tax assets as of March 31, 2009, would be partially or fully reversed at such time that it is more likely than not that the company will realize the deferred tax assets. In accordance with FAS 141(R), any reversals of these amounts made after January 1, 2009 will result in a decrease to tax expense.

Unrecognized tax benefits

The total amount of unrecognized tax benefits was $93 million and $99 million as of March 31, 2009 and December 31, 2008, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $80 million and $83 million as of March 31, 2009 and December 31, 2008, respectively. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of March 31, 2009 and December 31, 2008, U. S. Steel had accrued liabilities of $4 million for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.

11.	Common Shares and Income Per Common Share

Common Stock Repurchase Program

In the fourth quarter of 2008, U. S. Steel suspended the previously approved Common Stock Repurchase Program. At March 31, 2009, the repurchase of an additional 4,446,400 shares remains authorized. During the first quarter of 2008, 305,000 shares of common stock were repurchased for $33 million.

Net Income Attributable to United States Steel Corporation Shareholders

Basic net income per common share is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options and the vesting of restricted stock, restricted stock units, and performance shares, provided in each case the effect is dilutive. Due to the net loss position for the first quarter of 2009, no securities were included in the computation of diluted net loss per share because the effect would be antidilutive. For the first quarter ended March 31, 2008, 809,926 shares of common stock, related to stock options, restricted stock and performance shares have been included in the computation of diluted net income per share because their effect was dilutive.

Dividends Paid Per Share

The dividend rate for the first quarter of 2009 was 30 cents per common share. The dividend rate was 25 cents per common share for the first quarter of 2008.

12.	Inventories

Inventories are carried at the lower of cost or market on a worldwide basis. The first-in, first-out method is the predominant method of inventory costing for USSC and USSE. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At March 31, 2009 and December 31, 2008, the LIFO method accounted for 46 percent and 39 percent of total inventory values, respectively.

(In millions)	March 31, 2009	December 31, 2008
Raw materials	$1,106	$1,322
Semi-finished products	433	552
Finished products	415	518
Supplies and sundry items	126	100

Total	$2,080	$2,492

Current acquisition costs were estimated to exceed these inventory values by $1.1 billion at both March 31, 2009 and December 31, 2008. Cost of sales was reduced by $38 million and $17 million in the first quarter of 2009 and the first quarter of 2008, respectively, as a result of liquidations of LIFO inventories.

Inventory includes $97 million and $96 million of land held for residential or commercial development as of March 31, 2009 and December 31, 2008, respectively.

U. S. Steel has coke swap agreements with other steel manufacturers designed to reduce transportation costs. U. S. Steel did not ship or receive any coke under the swap agreements during the first three months of 2009. U. S. Steel shipped approximately 285,000 tons and received approximately 222,000 tons of coke under the swap agreements during the first three months of 2008.

U. S. Steel also has iron ore pellet swap agreements with an iron ore mining and processing company to obtain iron ore pellets that meet U. S. Steel’s specifications. U. S. Steel shipped and received approximately 101,000 tons of iron ore pellets during the first three months of 2009. U. S. Steel shipped and received approximately 437,000 tons of iron ore pellets during the first three months of 2008.

The coke and iron ore pellet swaps are recorded at cost in accordance with APB 29, “Accounting for Nonmonetary Transactions” and FAS No. 153, “Exchanges of Nonmonetary Assets.” There was no income statement impact related to these swaps in either 2009 or 2008.

13.	Derivative Instruments

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), to provide qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 was effective for U. S. Steel as of January 1, 2009; however, we chose to early adopt FAS 161 in the first quarter of 2008.

U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars, euros and Serbian dinars. On June 19, 2008, the European Council approved the Slovak Republic’s entry into the Eurozone as of January 1, 2009. Prior to Slovakia’s entry into the Eurozone, the USSE segment also had foreign currency exchange risks related to fluctuations between the Slovak koruna and the euro. USSC’s revenues are denominated in both Canadian and U.S. dollars. While the majority of USSC’s costs are in Canadian dollars, it makes significant raw material purchases in U.S. dollars. In addition, the acquisition of USSC was funded both from the United States and through the reinvestment of undistributed earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can impact income when remeasured at the end of each quarter. An $820 million U.S. dollar-denominated intercompany loan (the Intercompany Loan) to a European subsidiary was the primary exposure at March 31, 2009.

U. S. Steel holds or purchases derivative financial instruments for purposes other than trading to mitigate foreign currency exchange rate risk. U. S. Steel uses euro forward sales contracts with maturities no longer than 18 months to exchange euros for U.S. dollars to manage our exposure to foreign currency rate fluctuations. The gains and losses recognized on these euro forward sales contracts may partially offset gains and losses recognized on the Intercompany Loan.

As of March 31, 2009, U. S. Steel held euro forward sales contracts with a total notional value of approximately $260 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

FAS 133 requires derivative instruments to be recognized at fair value in the balance sheet. U. S. Steel has not elected to designate these forward contracts as hedges under FAS 133. Therefore, changes in the fair value of the forward contracts are recognized immediately in the results of operations.

Additionally, we routinely enter into contracts to hedge a portion of our purchase commitments for natural gas to lower our financial exposure related to commodity price fluctuations. As part of this strategy, we routinely utilize fixed-price forward physical purchase contracts. Historically, these forward physical purchase contracts have qualified for the normal purchases and normal sales exemption under FAS 133. However, due to reduced natural gas consumption, we have begun to net settle some of the excess natural gas purchase contracts. Therefore, some of these contracts no longer meet the exemption criteria and are therefore subject to mark-to-market accounting. As of March 31, 2009, U. S. Steel held commodity contracts for natural gas with a total notional value of approximately $97 million that are subject to mark-to-market accounting. As of March 31, 2008, all contracts qualified for the normal purchase normal sales exemption under FAS 133 and were not subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and March 31, 2008:

(In millions)	Location of Fair Value in Balance Sheet	Fair Value March 31, 2009	Fair Value December 31, 2008
Foreign exchange forward contracts	Accounts receivable	$5	$14
Forward physical purchase contracts	Accounts payable	$61	$18

	Location of Gain (Loss) on Derivative in Statement of Operations	Amount of Gain (Loss)	Amount of Gain (Loss)

		Three Months ended March 31, 2009	Three Months ended March 31, 2008
Foreign exchange forward contracts	Other financial costs	$22	$(29)
Forward physical purchase contracts	Cost of Sales	$(49)	N/A

In accordance with FAS 157, the fair value of our foreign exchange forward contracts is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions. The fair value of our forward physical purchase contracts for natural gas is also determined using Level 2 inputs. The inputs used include forward prices derived from the New York Mercantile Exchange.

14.	Debt

(In millions)	Interest Rates %	Maturity	March 31, 2009	December 31, 2008
2037 Senior Notes	6.65	2037	$350	$350
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2013 Senior Notes	5.65	2013	300	300
Five-year Term Loan	Variable	2009 – 2012	475	475
Three-year Term Loan	Variable	2009 – 2010	180	180
Province Note (C$150 million)	1.00	2015	119	122
Environmental Revenue Bonds	4.75 – 6.25	2009 – 2016	458	458
Fairfield Caster Lease		2009 – 2012	37	37
Other capital leases and all other obligations		2009 – 2014	31	35
Credit Facility, $750 million	Variable	2012	-	-
USSK Revolver, €200 million	Variable	2011	266	282
USSK credit facilities, €60 million ($80 and $85 million)	Variable	2009	-	-
USSS credit facility, €50 ($67 and $70 million)	Variable	2009 – 2010	-	-

Total			3,166	3,189
Less Province Note fair value adjustment			36	38
Less unamortized discount			6	6
Less short-term debt and long-term debt due within one year			81	81

Long-term debt			$3,043	$3,064

At March 31, 2009, in the event of a change in control of U. S. Steel, debt obligations totaling $2,255 million, plus any sums then outstanding under our $750 million Credit Facility may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $54 million or provide a letter of credit to secure the remaining obligation.

In the event of the bankruptcy of Marathon Oil Corporation (Marathon), $496 million of obligations related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

Lehman Brothers Commercial Bank (Lehman) holds a $15 million commitment in our $750 million Credit Facility. With the bankruptcy filing by Lehman’s parent in September 2008, we do not know if Lehman could, or would, fund its share of the commitment. The obligations of the lenders under the Credit Facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations.

On July 2, 2008, USSK, entered into a €200 million (approximately $266 million) three-year revolving unsecured credit facility. Interest on borrowings under the facility is based on a spread over EURIBOR or LIBOR, and the agreement contains customary terms and conditions.

On September 25, 2008, USSS entered into a series of agreements providing for a €50 million (approximately $67 million) committed working capital facility that is partially secured by USSS’s inventory of finished and semi-finished goods. Interest on borrowings under the facility is based on a spread over BELIBOR, EURIBOR or LIBOR. The agreements contain customary terms and conditions and €10 million of the agreements expire on August 31, 2009 with the remaining €40 million of the agreements expiring on August 31, 2010. At March 31, 2009, there were no borrowings against this facility.

U. S. Steel was in compliance with all of its debt covenants at March 31, 2009. We have received executed consents from the lenders holding a majority of the commitments under our $750 million credit facility and a majority of the debt under each of our $655 million of outstanding term loans to eliminate the existing financial covenants and replace them with a fixed-charge coverage ratio covenant of 1.1:1 that is only tested if availability under the $750 million credit facility falls below approximately $112.5 million. The fixed charge coverage ratio will be defined in the amendments, and we expect it to be calculated at the end of each quarter, on the basis of the ratio, for the four consecutive quarters then ended, of operating cash flow to cash charges. For the amendments, U. S. Steel will be required to revise pricing and amend certain terms and conditions and provide collateral, principally in the form of inventory. The amendments are not expected to become effective until later in the second quarter and are subject to the completion of definitive financing documentation and collateral diligence.

If the amendments are not implemented and our operations continue at current levels, we may be unable as of the end of the third quarter of 2009 to meet the financial covenants under our current Credit Facility and Term Loans. In such event, we would have to repay any then outstanding borrowings under the Credit Facility and our Term Loans would become immediately payable. Any such acceleration of then outstanding indebtedness in excess of $100 million under our credit facility or such term loans would constitute a default under our new senior convertible notes, if such notes are issued. Furthermore, if we were unable to repay the amounts then due out of our available cash or the proceeds of a refinancing, there would be a termination event under our Receivables Purchase Agreement. Even if we were able to repay the amounts then due, such repayment could have a material adverse effect on our liquidity and financial position.

15.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	March 31, 2009	December 31, 2008
Balance at beginning of year	$48	$40
Additional obligations incurred	-	4
Revisions in estimated closure costs	-	(1)
Foreign currency translation effects	(2)	2
Accretion expense	1	3

Balance at end of period	$47	$48

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

The 2008 CBAs were effective September 1, 2008, contain no-strike provisions and resulted in wage increases ranging from $0.65 to $1.00 per hour as of the effective date. Each subsequent September 1 thereafter, employees will receive a four percent wage increase. The 2008 CBAs also provide for pension and other benefit enhancements for both current employees and retirees. The 2008 CBAs also require U. S. Steel to make annual $75 million contributions during the contract period to a restricted account within our trust for retiree health care and life insurance. In

April 2009, we reached agreement with the USW to defer some of these contributions until 2012 and 2013. See Note 7 for further details.

Also, effective January 1, 2009, profit sharing includes income from operations from Texas Operations. At the same time the profit sharing formula has been modified such that at certain higher levels of income from operations, profit sharing payments will be capped and any excess amounts will be contributed to our trust to fund retiree health care and life insurance benefits for USW retirees.

17.	Variable Interest Entities

In accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), U. S. Steel consolidates the following entities:

Blackbird Acquisition Inc.

Blackbird Acquisition Inc. (Blackbird) is an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird; however, because the entity was established to conduct substantially all of its activities on behalf of U. S. Steel and does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support from U. S. Steel, U. S. Steel is considered to be the primary beneficiary. At March 31, 2009 and December 31, 2008, there were no assets or liabilities consolidated through Blackbird.

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. DRB manages the development and marketing of the property. At March 31, 2009, DRB was financed primarily through a secured, non-recourse lot development loan of approximately $1 million. The creditors of DRB have no recourse to the general credit of U. S. Steel. The majority of the expected returns flow to U. S. Steel; therefore, U. S. Steel is the primary beneficiary of DRB.

The consolidation of DRB had an insignificant effect on U. S. Steel’s results from operations for the quarters ended March 31, 2009 and 2008. The assets of DRB consolidated by U. S. Steel totaled $13 million at March 31, 2009 and December 31, 2008. The assets are primarily comprised of inventory of $9 million as of March 31, 2009 and December 31, 2008. Total liabilities of DRB consolidated by U. S. Steel totaled $3 million at March 31, 2009 and December 31, 2008. The liabilities of DRB consolidated by U. S. Steel are primarily comprised of accounts payable and accrued development costs of $2 million as of March 31, 2009 and December 31, 2008.

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

At March 31, 2009 and December 31, 2008, Gateway had added approximately $207 million and $162 million, respectively, in assets to our consolidated balance sheet. The assets were comprised mainly of construction in progress, which were entirely offset by the noncontrolling interest. Additionally, Gateway had added approximately $26 million and $19 million in liabilities at March 31, 2009 and December 31, 2008, respectively. The liabilities were comprised mainly of accounts payable, which were also entirely offset by the noncontrolling interest. Creditors of Gateway have no recourse to the general credit of U. S. Steel. For the three months ended March 31, 2009 and 2008, the consolidation of Gateway had an insignificant effect on U. S. Steel’s results from operations.

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

The consolidation of Leeds Retail Center had an insignificant impact on U. S. Steel’s results from operations for the three months ended March 31, 2009. At March 31, 2009 and December 31, 2008, the consolidated assets and liabilities of Leeds Retail Center were insignificant to U. S. Steel’s balance sheet.

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

At March 31, 2009 and December 31, 2008, $500 million of accounts receivable could have been sold under this facility. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which has historically not been significant. The Receivables Purchase Agreement expires on September 25, 2010.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We incurred insignificant costs for the three months ended March 31, 2009 and $2 million for the three months ended March 31, 2008 relating to fees on the Receivables Purchase Agreement. These costs are included in other financial costs in the statement of operations.

The table below summarizes cash flows related to the program:

	Three Months Ended March 31,
(In millions)	2009	2008
Proceeds from:
Collections reinvested	$-	$2,802

The table below summarizes the trade receivables for USSR:

(In millions)	March 31, 2009	December 31, 2008
Balance of accounts receivable-net, purchased by USSR	$677	$1,030
Revolving interest sold to conduits	-	-

Accounts receivable – net, included in the accounts receivable balance on the balance sheet of U. S. Steel	$677	$1,030

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt.

To facilitate the amendments of our credit facilities (see Note 14), we have also agreed to amend our Receivables Purchase Agreement and we will be required to revise pricing and amend certain terms and conditions. The amendment is not expected to become effective until later in the second quarter and is subject to completion of definitive documentation.

19.	Statement of Changes in Stockholders’ Equity

The following table reflects the reconciliation at the beginning and the end of the period of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

First Quarter Ended March 31, 2009	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$5,059		$5,666	$(3,269)	$124	$(612)	$2,986	$164
Comprehensive income:
Net Loss	(439)	(439)	(439)					-
Other comprehensive income (loss), net of tax:
Pension and Other Benefit Adjustments	18	18		18
Currency Translation Adjustment	(72)	(72)		(71)				(1)
Employee stock plans	11					(1)	12
Dividends paid on common stock	(35)		(35)
Partner Contributions	37							37

Balance at March 31, 2009	$4,579	$(493)	$5,192	$(3,322)	$124	$(613)	$2,998	$200

First Quarter Ended March 31, 2008	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$5,618		$3,682	$(836)	$124	$(395)	$2,955	$88
Comprehensive income:
Net Income	240	240	235					5
Other comprehensive income (loss), net of tax:
Pension and Other Benefit Adjustments	27	27		27
Currency Translation Adjustment	34	34		34
Employee stock plans	14					7	7
Common stock repurchased	(33)					(33)
Dividends paid on common stock	(29)		(29)
Partner Contributions	7							7

Balance at March 31, 2008	$5,878	$301	$3,888	$(775)	$124	$(421)	$2,962	$100

20.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, transportation services and fees for providing various management and other support services to equity and other related parties. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $145 million and $293 million for the quarters ended March 31, 2009 and 2008, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties.

Purchases from equity investees for outside processing services amounted to $65 million and $34 million for the quarters ended March 31, 2009 and 2008, respectively. Purchases of taconite pellets from equity investees amounted to $11 million and $16 million for the quarters ended March 31, 2009 and 2008, respectively.

Accounts payable to related parties include balances due PRO-TEC Coating Company (PRO-TEC) of $44 million and $42 million at March 31, 2009 and December 31, 2008, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other equity investees totaled $16 million and $1 million at March 31, 2009 and December 31, 2008, respectively.

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

Asbestos matters – As of March 31, 2009, U. S. Steel was a defendant in approximately 425 active cases involving approximately 3,025 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). Approximately 2,600, or about 86 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the quarter ended March 31, 2009, U. S. Steel paid approximately $3 million in settlements. These settlements and other dispositions resolved approximately 90 claims. New case filings in the first quarter of 2009 added approximately 65 claims. At December 31, 2008, U. S. Steel was a defendant in approximately 450 active cases involving approximately 3,050 plaintiffs. During 2008, U. S. Steel paid approximately $13 million in settlements. These settlements and other dispositions resolved approximately 400 claims. New case filings in the year ended December 31, 2008 added approximately 450 claims. Most claims filed in 2008 and 2009 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities, which are recorded in deferred credits and other liabilities, totaled $161 million at March 31, 2009, of which $14 million was classified as current, and $162 million at December 31, 2008, of which $14 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $2 million for each of the quarters ended March 31, 2009 and March 31, 2008, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 25 to 45 percent.

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

Projects with Ongoing Study and Scope Development – There are six environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are five Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant and U. S. Steel’s former Geneva Works) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of March 31, 2009, accrued liabilities for these projects totaled $21 million for the costs of studies, investigations, interim measures, design and/or remediation. The Geneva Works project was previously considered a “significant project with defined scope”; however, further studies are being conducted which are likely to result in an expanded scope. Additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects may prove insignificant or could be as much as $40 million to $70 million. The scope of the UPI project, depending on agency negotiations and other factors, could become defined in 2009.

Significant Projects with Defined Scope – As of March 31, 2009, a total of $54 million was accrued for the West Grand Calumet Lagoon and other projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site. Additional projects with defined scope include the Municipal Industrial & Disposal Company (MIDC) CERCLA site in Elizabeth, PA, and the Duluth St. Louis Estuary and Upland Project. As of March 31, 2009, accrued liabilities for these two additional projects totaled $32 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are seven other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2009 was $16 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at March 31, 2009 was $9 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $20 million at March 31, 2009 and were based on known scopes of work.

Administrative and Legal Costs – As of March 31, 2009, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2009 and 2008, such capital expenditures totaled $13 million and $10 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

In January 2008, USSS entered into an agreement with the Serbian government that commits us to spend approximately $50 million before the end of 2009 to improve the environmental performance of our facility. The money will be spent on various capital projects aimed at reducing gas emissions. As of March 31, 2009, USSS had spent $49 million towards this commitment.

CO2 Emissions – Many nations, including the United States, are considering regulation of CO2 emissions. International negotiations to supplement or replace the 1997 Kyoto Protocol are ongoing. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The European Union has established greenhouse gas regulations; Canada has published details of a regulatory framework for greenhouse gas emissions as discussed below. In the United States, the current Administration has announced its commitment to implement a national cap-and-trade program to reduce greenhouse gas emissions by 80 percent by 2050. The parameters and timetable of this proposed program have not been determined so it is impossible to estimate its impact on U. S. Steel, although it could be significant. Such regulations may entail substantial capital expenditures, restrict production, and raise the price of coal and other carbon based energy sources.

In July 2008, following approval by the EC of Slovakia’s national allocation plan for the 2008 to 2012 trading period (NAP II), Slovakia has granted USSK more CO2 allowances per year than USSK received for NAP I, the first allocation period. Based on actual carbon emissions in 2008, we believe that USSK will have sufficient emissions allowances for the NAP II period without purchasing additional allowances. On March 31, 2009, USSK entered into a transaction to sell a portion of our emissions allowances for approximately $8 million. The transaction will settle in April 2009 and the related gain will be recorded in the second quarter of 2009.

On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution (the Plan). The Plan would set mandatory reduction targets on all major greenhouse gas producing industries to achieve an absolute reduction of 150 megatonnes in greenhouse gas emissions from 2006 levels by 2020. On March 10, 2008, Canada’s federal government published details of its Regulatory Framework for Industrial Greenhouse Gas Emissions (the Framework). The Plan and the Framework provide that facilities existing in 2004 will be required to cut their greenhouse gas emissions intensity by 18 percent below their 2006 baseline by 2010, with a further 2 percent reduction in each following year. The Framework provided that newer and future facilities would be subject to phased in 2% annual emissions intensity reduction obligations and clean fuel standards. Companies will be able to choose the most cost-effective way to meet their targets from a range of options which include carbon trading, offsets and credit for early action (between 1992 and 2006). The Framework effectively exempts fixed process emissions of CO2, which could exclude certain iron and steel producing CO2 emissions from mandatory reductions. More recently, the federal government has indicated that it may reconsider its proposed intensity-based approach in light of potential U.S. legislation which may impose emission caps and import duties on countries which do not have a comparable regime.

In December 2007, the Ontario government announced its own Action Plan on Climate Change (the Ontario Action Plan). The Ontario Action Plan targets reductions in Ontario greenhouse gas emissions of 6 percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050. In December 2008, Ontario launched a consultation process towards the development of a cap and trade system to be implemented as early as 2010.

The impact on USSC of the federal and Ontario proposals cannot be estimated at this time.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $161 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantee – The guarantee of the indebtedness of an unconsolidated entity of U. S. Steel totaled $9 million at March 31, 2009. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

Contingencies related to the Separation from Marathon – In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $28 million as of March 31, 2009 may be declared immediately due and payable.

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

Randle Reef – The Canadian and Ontario governments have identified a sediment deposit in Hamilton Harbor near USSC’s Hamilton Works for remediation, which the regulatory agencies estimate will require expenditures of approximately C$90 million (approximately $71 million). The national and provincial governments have each allocated C$30 million (approximately $24 million) for this project and they have stated that they will be looking for local sources, including industry, to fund the remaining C$30 million (approximately $24 million). USSC has committed to supply the steel necessary for the proposed encapsulation and has accrued C$7 million (approximately $6 million). Additional contributions may be sought.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $15 million at March 31, 2009). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

1314B Partnership – The partnership was terminated on October 31, 2008. U. S. Steel, under certain circumstances, is required to indemnify the limited partners if product sales from the partnership prior to 2003 fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at March 31, 2009, including interest and tax gross-up, is approximately $100 million. No liability has been recorded for this indemnification as management believes that the potential exposure is not probable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $144 million as of March 31, 2009, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At March 31, 2009, U. S. Steel’s contract commitments to acquire property, plant and equipment totaled $217 million.

U. S. Steel is party to a take-or-pay arrangement for information technology related services for our global operations that expires in 2012. Under this arrangement, U. S. Steel is required to contract for services, with annual minimum spending commitments ranging from $19 million to $31 million for a total minimum spending commitment of $120 million over the five-year term. If U. S. Steel elects to terminate the contract early, payment for the outstanding balance of the $120 million commitment is required and termination fees may apply.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2012. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at the Edgar Thomson plant are permanently discontinued. At March 31, 2009, a maximum termination payment of $20 million, which declines through the contract period, would apply if associated steelmaking operations were permanently discontinued.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2012. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Granite City Works are permanently discontinued or an alternative steelmaking technology eliminates the use of oxygen. At March 31, 2009, a maximum termination payment of $8 million, which declines through the contract period, would apply if associated steelmaking operations were permanently discontinued.

U. S. Steel is party to an arrangement for the supply of industrial gases that expires in 2013. There is no monthly minimum facility fee associated with this arrangement; however, U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Gary Works are permanently discontinued. At March 31, 2009, a maximum termination payment of $64 million, which declines through the contract period, would apply if associated steelmaking operations were permanently discontinued.

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

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2015. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Great Lakes Works are permanently discontinued. At March 31, 2009, a maximum termination payment of $8 million, which declines through the contract period, would apply if steelmaking operations were permanently discontinued.

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

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2014. U. S. Steel is required to pay a minimum facility fee of less than $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Lake Erie Works are permanently discontinued or for technological obsolescence. At March 31, 2009, a maximum termination payment of $20 million would apply if associated steelmaking operations are permanently discontinued.

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

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases at USSS that expires in 2020. Under this arrangement, U. S. Steel is required to pay a minimum facility fee and a fixed production fee that total approximately $2 million per month. U. S. Steel can elect to terminate this contract early by providing 90 days written notice and paying a maximum termination fee, which declines through the contract period, of approximately $49 million as of March 31, 2009.

22.	Subsequent Event

On April 13, 2009, U. S. Steel received a refund of $34 million associated with the recovery of black lung excise taxes that were paid on coal export sales during the period October 1, 1990 to December 31, 1992. U. S. Steel filed a refund claim in October of 2008 as a result of the Emergency Economic Stabilization Act of 2008 being signed into law. Of the $34 million of cash received, $24 million represents interest. This entire refund will be recorded as other income in the second quarter of 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2008, and Item 1A. Risk Factors in this Form 10-Q. References in this Quarterly Report on Form 10-Q to “U. S. Steel,” “the Company,” “we,” “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context. As discussed below, we are unable to predict the timing or strength of economic recovery; therefore, in calculating many of the accruals and estimates required to be made, we have assumed a relatively static operating environment.

U. S. Steel has been and continues to be adversely impacted by the current global recession. Our raw steel capability utilization rate in the first quarter of 2009 was 38% for North American operations and 55% for European operations. Based upon published industry reports, we believe our operating level is representative of the integrated steel industry as a whole. As a result, we incurred an operating loss of $478 million in the first quarter of 2009 and we expect an operating loss in the second quarter as our order book remains at low levels and idled facility carrying costs continue to be incurred. Extremely short lead times coupled with the uncertainty surrounding financial markets and key steel-consuming industries such as automotive and construction make it difficult to forecast beyond a very short horizon. In light of the very challenging and uncertain conditions in each of our major business segments, we continue to implement actions to enhance our liquidity, maintain a solid balance sheet and position us for growth over the long term. Several of these actions are summarized below, and are in addition to the numerous actions we have already taken as described on page 12 of our Annual Report on Form 10-K for the year ended December 31, 2008.

•

We further consolidated our production for greater efficiency and temporarily idled additional facilities. As of the date of this filing, U. S. Steel continues to operate the following major facilities: Mon Valley Works, Gary Works, Fairfield Works, U. S. Steel Košice, U. S. Steel Serbia finishing facilities, Lake Erie Works cokemaking facilities, Minntac iron ore operations, Lorain Tubular and Fairfield Tubular. All remaining major facilities have been temporarily idled.

•	Our Board of Directors reduced our quarterly dividend from $0.30 per share to $0.05 per share, which will result in annual cash savings of approximately $116 million.

•

We have received executed consents from the lenders holding a majority of the commitments under our $750 million credit facility and a majority of the debt under each of our $655 million of outstanding term loans to eliminate the existing financial covenants and replace them with a fixed-charge coverage ratio covenant of 1.1:1 that is only tested if availability under the $750 million credit facility falls below approximately $112.5 million. The fixed charge coverage ratio will be defined in the amendments, and we expect it to be calculated at the end of each quarter, on the basis of the ratio, for the four consecutive quarters then ended, of operating cash flow to cash charges. For the amendments, U. S. Steel will be required to revise pricing and amend certain terms and conditions and provide collateral, principally in the form of inventory. The amendments are not expected to become effective until later in the second quarter and are subject to the completion of definitive financing documentation and collateral diligence.

•	We announced public offerings of common stock and senior convertible notes due 2014.

•	We reduced our capital expenditure budget for 2009 from $740 million to $410 million.

•

We generated significant cash flow from working capital reductions in the last two quarters, including a substantial reduction in accounts receivable. We expect continued cash flow from further working capital reductions over the balance of 2009, which we expect will be generated largely from reductions in raw materials, in-process and finished goods inventory.

•	We reached agreement with the United Steelworkers (USW) to defer up to $170 million in mandatory retiree health care and life insurance trust contributions.

•	Effective July 1, 2009, executive and general manager base salaries and fees for our Board of Directors will be reduced by up to 20 percent.

•

Our CEO informed the Compensation and Organization Committee of the Board of Directors that in light of his existing long-term incentive grants and direct share ownership, he declined to be considered for any 2009 long-term incentive grants should the Committee take up that matter at a later date for other executives and employees. The Committee accepted his recommendation.

CRITICAL ACCOUNTING ESTIMATES

Goodwill

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the fair value of the associated reporting unit to its carrying value, including goodwill. Fair value is determined using the income approach, which is based on projected future cash flows discounted to present value using factors that consider the timing and the risk associated with the future cash flows. Using data prepared each year as part of our strategic planning process, we complete a separate fair value analysis for each reporting unit with goodwill.

We have two reporting units that have a significant amount of goodwill. Our Flat-rolled operating segment was allocated goodwill from the Stelco and Lone Star acquisitions in 2007. These amounts reflect the benefits we expect the Flat-rolled reporting unit to realize from expanding our flexibility in meeting our customers’ needs and running our Flat-rolled facilities at higher operating rates to source our semi-finished product needs. Our Texas Operations reporting unit was allocated goodwill from the Lone Star acquisition, reflecting the benefits we expect the reporting unit to realize from expanding our tubular operations.

The change in business conditions in the fourth quarter of 2008 was considered a triggering event as defined by FAS 142, “Goodwill and Other Intangible Assets,” and goodwill was subsequently tested for impairment as of December 31, 2008. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using future cash flow projections based on management’s long range estimates of market conditions over a five-year horizon with a 2.25 percent compound annual growth rate thereafter. We used a discount rate of approximately 11 percent for both reporting units. Our testing did not indicate that goodwill was impaired for either reporting unit as of December 31, 2008. A 0.25 percent and a 1 percent increase in the discount rate used for the Flat-rolled and Texas Operations reporting units, respectively, may have resulted in a material impairment charge. A 0.25 percent and a

1 percent reduction in the assumed compound annual growth rate used for the Flat-rolled and Texas Operations reporting units, respectively, may have resulted in a material impairment charge. Additionally, if our discounted future cash flow projections are not realized, either because of an extended recessionary period or other unforeseen events, goodwill may be subject to impairment in future periods.

RESULTS OF OPERATIONS

Net sales by segment for the first quarter of 2009 and 2008 are set forth in the following table:

	Quarter Ended March 31,		% Change
(Dollars in millions, excluding intersegment sales)	2009	2008
Flat-rolled Products (Flat-rolled)	$1,592	$3,162	-50%
U. S. Steel Europe (USSE)	622	1,356	-54%
Tubular Products (Tubular)	515	621	-17%

Total sales from reportable segments	2,729	5,139	-47%
Other Businesses	21	57	-63%

Net sales	$2,750	$5,196	-47%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended March 31, 2009 versus the quarter ended March 31, 2008 is set forth in the following table:

Quarter Ended March 31, 2009 versus Quarter Ended March 31, 2008

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	-49%	8%	0%	-4%	-5%	-50%
USSE	-43%	-1%	0%	-7%	-3%	-54%
Tubular	-47%	33%	2%	0%	-5%	-17%
(a)	Excludes intersegment sales
(b)	Foreign currency effects

Net sales were $2,750 million in the first quarter of 2009, compared with $5,196 million in the same quarter last year. Sales for all three reportable segments decreased significantly primarily due to lower shipments as a result of the global recession.

Operating expenses

Profit-based union payments

As a result of the operating loss incurred, results for the first quarter of 2009 did not include any costs for profit-based payments. The provisions of the 2008 Collective Bargaining Agreements with the USW (the 2008 CBAs) provide for such payments only after a base threshold of operating income is earned. Results for the first quarter of 2008 included costs of $24 million related to profit-based payments pursuant to the provisions of the 2003 Collective Bargaining Agreement with the USW and to payments pursuant to agreements with other unions. These costs are included in cost of sales on the statement of operations.

Profit-based payment amounts per the agreements with the USW are calculated as a percentage of consolidated income from operations (as defined in the agreements) and are paid as profit sharing to active USW-represented employees (excluding employees of U. S. Steel Canada (USSC)) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $109 million in the first quarter of 2009, compared to $14 million in the first quarter of 2008. The increase primarily reflects expenses incurred as a result of the voluntary early retirement program (VERP) including settlement, termination and curtailment charges of $53 million. The increase also reflected the decreased funded status of the main U. S. Steel pension plan, the effects of the benefit enhancements encompassed by the 2008 CBAs and a $10 million pension curtailment charge resulting from the sale of a majority of the operating assets of Elgin, Joliet and Eastern Railway Company. Costs related to defined contribution plans totaled $17 million in the first quarter of 2009, including $13 million for VERP related benefits under these plans, compared to $8 million in last year’s first quarter. Effective January 1, 2009, the company match of employee 401(k) contributions was temporarily suspended.

Other benefits costs, including multiemployer plans, totaled $55 million in the first quarter of 2009, compared to $34 million in the corresponding period of 2008. The increase was primarily due to termination charges of $11 million related to the VERP and the benefit enhancements encompassed by the 2008 CBAs, partially offset by lower costs at USSC as a result of favorable claims experience.

Postemployment benefits

U. S. Steel recorded charges of $90 million in the first quarter of 2009 related to the recognition of estimated future layoff benefits for approximately 9,400 employees associated with the temporary idling of certain facilities and reduced production at others. This charge has been recorded in accordance with Financial Accounting Standard (FAS) No. 112 “Employers’ Accounting for Postemployment Benefits,” which requires that costs associated with ongoing benefit arrangements, such as supplemental unemployment benefits, salary continuance and the continuation of health care benefits and life insurance coverage, be recorded no later than the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable.

Selling, general and administrative expenses

Selling, general and administrative expenses were $143 million in the first quarter of 2009, compared to $142 million in the first quarter of 2008. The increase resulting from higher pension and other benefits costs as discussed above was offset by the absence of accruals for profit-based payments in the first quarter of 2009 and overhead cost reduction efforts.

(Loss) income from operations by segment for the first quarters of 2009 and 2008 is set forth in the following table:

	Quarter Ended March 31,		% Change
(Dollars in millions)	2009	2008
Flat-rolled	(422)	$97	-535%
USSE	(159)	161	-199%
Tubular	127	51	149%

Total (loss) income from reportable segments	(454)	309	-247%
Other Businesses	(3)	18

Segment (loss) income from operations	(457)	327	-240%
Retiree benefit income (expenses)	(32)	1
Other items not allocated to segments:
Net gain on sale of assets	97	-
Workforce reduction charges	(86)	-
Litigation reserve	-	(45)
Flat-rolled inventory transition effects	-	(17)

Total (loss) income from operations	$(478)	$266	-280%

Segment results for Flat-rolled

	Quarter Ended March 31,		% Change
	2009	2008
(Loss) income from operations ($ millions)	$(422)	$97
Raw steel production (mnt)	2,279	5,558	-59%
Capability utilization	38.0%	91.7%	-59%
Steel shipments (mnt)	2,123	4,701	-55%
Average realized steel price per ton	$715	$646	11%

The decrease in Flat-rolled results in the first quarter of 2009 as compared to the same period in 2008 resulted mainly from lower commercial effects (approximately $150 million), increased labor costs and spending (approximately $150 million), carrying costs for idled facilities (which totaled approximately $230 million for the first quarter of 2009), the recognition of future layoff benefits for approximately 7,700 employees ($72 million) and higher raw material costs (approximately $60 million).

Segment results for USSE

	Quarter Ended March 31,		% Change
	2009	2008
(Loss) income from operations ($ millions)	$(159)	$161
Raw steel production (mnt)	999	1,908	-48%
Capability utilization	54.8%	103.4%	-47%
Steel shipments (mnt)	897	1,638	-45%
Average realized steel price per ton	$672	$791	-15%

The decrease in USSE results in the first quarter of 2009 as compared to the same period in 2008 was primarily due to lower commercial effects (approximately $220 million) and higher raw material costs (approximately $90 million).

Segment results for Tubular

	Quarter Ended March 31,		% Change
	2009	2008
Income from operations ($ millions)	$127	$51	149%
Steel shipments (mnt)	207	433	-52%
Average realized steel price per ton	$2,353	$1,297	81%

The increase in Tubular results in the first quarter of 2009 as compared to the same period last year mainly resulted from higher commercial effects (approximately $150 million), partially offset by increased spending (approximately $20 million), the recognition of future layoff benefits for approximately 1,700 employees ($18 million) and carrying costs for idled facilities (which totaled approximately $20 million for the first quarter of 2009).

Results for Other Businesses

Other Businesses generated a loss of $3 million in the first quarter of 2009, compared to income of $18 million in the first quarter of 2008. The decrease resulted primarily from lower results for our transportation business due mainly to the sale of Elgin, Joliet and Eastern Railway Company (EJ&E) in the first quarter of 2009.

Items not allocated to segments

The increase in retiree benefit expenses compared to the first quarter last year primarily resulted from the decreased funded status of the main pension plan and benefit enhancements included in the 2008 CBAs.

We recorded a $97 million pre-tax net gain on sale of assets in the first quarter of 2009 as a result of the sale of a majority of the operating assets of EJ&E. The net gain included a pension curtailment charge of approximately $10 million.

Workforce reduction charges of $86 million in the first quarter of 2009 reflected employee severance and net benefit charges related to a VERP offered to certain non-represented employees in the United States.

A litigation reserve of $45 million was established in the first quarter of 2008 as a result of a court ruling involving a rate escalation provision in a U. S. Steel power supply contract. See Part II. Other Information – Item 1. Legal Proceedings.

Unfavorable flat-rolled inventory transition effects of $17 million in the first quarter of 2008 reflected the impact of selling inventory acquired in the acquisition of USSC, which had been recorded at fair value.

Net interest and other financial costs

	Quarter Ended March 31,		% Change
(Dollars in millions)	2009	2008
Interest and other financial costs	$39	$49	-20%
Interest income	(2)	(5)
Foreign currency losses (gains)	34	(76)

Total net interest and other financial costs (income)	$71	$(32)

The unfavorable change in net interest and other financial costs in the first quarter of 2009 compared to the same period last year was mainly due to unfavorable changes in foreign currency effects. The foreign currency effects include remeasurement effects on a U.S. dollar-denominated intercompany loan (the Intercompany Loan) to a European subsidiary that had an outstanding balance of $820 million at March 31, 2009, and related euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exposure. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 13 to the Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

The income tax benefit in the first quarter of 2009 was $110 million, compared with a provision of $58 million in the first quarter of 2008. The first quarter 2009 effective tax benefit rate of 20 percent is lower than the statutory rate because losses in Canada and Serbia, which are jurisdictions where we have recorded a full valuation allowance on deferred tax assets, do not generate a tax benefit for accounting purposes. Included in the first quarter 2009 tax benefit is $35 million of tax expense related to the net gain on the sale of EJ&E.

At March 31, 2009, the net domestic deferred tax asset was $930 million compared to $802 million at December 31, 2008. A substantial amount of U. S. Steel’s domestic deferred tax assets relate to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and payments are made to retirees. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the assets will be realized.

At March 31, 2009, the foreign deferred tax asset was $94 million, net of an established valuation allowance of $352 million. As of December 31, 2008, the foreign deferred tax asset was $32 million, net of an established valuation allowance of $281 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is provided for Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating losses and credit carryforwards, are more than sufficient to offset future tax liabilities. A full valuation allowance is recorded for Canadian deferred tax assets due to the absence of positive evidence at USSC to support the realizability of the assets. If USSC and U. S. Steel Serbia (USSS) generate sufficient income, the valuation allowances of $289 million for Canadian deferred tax assets and $49 million for Serbian deferred tax assets as of March 31, 2009, would be partially or fully reversed at such time that it is more likely than not that the deferred tax assets will be realized.

For further information on income taxes see Note 10 to the Financial Statements.

The net loss attributable to United States Steel Corporation was $439 million in the first quarter of 2009, compared to net income of $235 million in the first quarter of 2008. The decrease primarily reflects the factors discussed above.

BALANCE SHEET

Receivables decreased by $761 million from year-end 2008 as first quarter 2009 shipment volumes decreased compared to the fourth quarter of 2008.

Inventories decreased by $412 million as a result of reduced operating levels.

Accounts payable decreased by $242 million from year-end 2008 primarily due to decreased production levels compared to the fourth quarter of 2008.

Payroll and benefits payable decreased by $142 million from year end 2008 mainly due to the absence of accruals for profit-based employee payments in the first quarter of 2009.

CASH FLOW

Net cash provided from operating activities was $309 million for the first quarter of 2009, compared to $237 million in the same period last year. The increase primarily resulted from favorable changes in working capital. The favorable working capital change mainly reflected reductions in inventories and receivables in the first quarter of 2009. Cash provided from operating activities in the first quarter of 2008 was reduced by a $35 million voluntary contribution to our main defined benefit pension plan in the United States. Additionally, pursuant to a December 2007 agreement with the USW, we made payments of $20 million in the first quarter of 2008 to our trust for retiree health care and life insurance to provide benefits to certain former National Steel employees and their eligible dependents.

Capital expenditures in the first quarter of 2009 were $118 million, compared with $114 million in the same period in 2008. Flat-rolled expenditures were $98 million and included spending for modernization of our cokemaking facilities, including expenditures for construction of a co-generation facility at Granite City Works, and development of an enterprise resource planning (ERP) system. USSE expenditures of $10 million were mainly for environmental projects.

Capital expenditures – variable interest entities reflects spending for a non-recovery coke plant to supply Granite City Works by Gateway Energy & Coke Company, LLC (Gateway). This spending is consolidated in our financial results but is funded by Gateway and, therefore, is completely offset by distributions from noncontrolling interests in financing activities.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at March 31, 2009, totaled $217 million.

Capital expenditures planned for 2009 have been reduced from $740 million to $410 million, consisting largely of required environmental and other infrastructure projects already underway. A large portion of the $330 million reduction from our previous estimate for 2009 was due to the delay of our previously announced coke plant modernization project at our Clairton Plant. These amounts exclude spending by Gateway.

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

Disposal of assets in the first quarter of 2009 reflected cash proceeds of approximately $300 million from the sale of a majority of the operating assets of EJ&E.

Dividends paid in the first quarter of 2009 were $35 million, compared with $29 million in the same period in 2008. Payments in the first quarter of 2009 reflected a quarterly dividend rate of 30 cents per common share and payments in the first quarter of 2008 reflected a quarterly dividend rate of 25 cents per common share.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes U. S. Steel’s liquidity as of March 31, 2009:

(Dollars in millions)

Cash and cash equivalents (a)	$1,130
Amount available under Receivables Purchase Agreement	500
Amount available under Credit Facility (b)	735
Amount available under USSK credit facilities	72
Amount available under USSS credit facilities	67

Total estimated liquidity	$2,504

(a)	Excludes $1 million of cash related to U. S. Steel’s less than wholly owned consolidated entities because it was not available for U. S. Steel’s use.
(b)

Lehman Brothers Commercial Bank (Lehman) holds a $15 million commitment in our $750 million Credit Agreement. With the bankruptcy filing by Lehman’s parent in September 2008, we do not know if Lehman could or would fund its share of the commitment. Therefore, in reporting liquidity as of March 31, 2009, U. S. Steel has reduced the availability of the $750 million Credit Agreement to $735 million.

U. S. Steel has a receivables purchase program that provides up to $500 million of liquidity and letters of credit depending upon the number of eligible receivables generated by U. S. Steel. The commitments under the Receivables Purchase Agreement (RPA) expire in September 2010, but may be extended at the committed purchasers’ discretion. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables LLC (USSR), a consolidated wholly owned special purpose entity. USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables and if any of them are unable to fund such purchases, two banks are committed to do so. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

While the RPA expires in September 2010, the facility also may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. As of March 31, 2009, U. S. Steel had more than $500 million of eligible receivables, none of which were sold.

U. S. Steel has a $750 million unsecured revolving credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent (Credit Facility), which expires in May 2012. The Credit Facility has an interest coverage ratio (consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense) covenant of 2:1 and a leverage ratio (consolidated debt to consolidated EBITDA) covenant of 3.25:1 (collectively, the Financial Covenants), and other customary terms and conditions, including limitations on liens and mergers. As of March 31, 2009, we had no borrowings against this facility.

On June 11, 2007, U. S. Steel entered into an unsecured $500 million five-year term loan agreement (the five-year Term Loan) with a group of lenders and JPMorgan Chase Bank, N.A. as Administrative Agent. The agreement for the five-year Term Loan contains the same financial covenants and limitations as the Credit Facility, as well as mandatory principal repayments of $25 million per year. As of March 31, 2009, $475 million was outstanding under the five-year Term Loan.

On October 12, 2007, U. S. Steel entered into an unsecured $500 million three-year term loan agreement (the three-year Term Loan) with the lenders party thereto and JPMorgan Chase Bank, N.A.

as Administrative Agent and with the same financial covenants and limitations as the Credit Facility. A principal repayment of $40 million is required on the second anniversary date. As of March 31, 2009, $180 million was outstanding under the three-year Term Loan.

We have received executed consents from the lenders holding a majority of the commitments under our Credit Facility and a majority of the debt under each of our $655 million of outstanding term loans discussed above (Term Loans) to eliminate the existing Financial Covenants and replace them with a fixed-charge coverage ratio covenant of 1.1:1 that is only tested if availability under the Credit Facility falls below approximately $112.5 million. The fixed charge coverage ratio will be defined in the amendments, and we expect it to be calculated at the end of each quarter, on the basis of the ratio, for the four consecutive quarters then ended, of operating cash flow to cash charges. For the amendments, U. S. Steel will be required to revise pricing and amend certain terms and conditions and provide collateral, principally in the form of inventory. The amendments are not expected to become effective until later in the second quarter and are subject to the completion of definitive financing documentation and collateral diligence.

To facilitate the amendments of the Credit Facility and Term Loans, we have agreed to amend our RPA and we will be required to revise pricing and amend certain terms and conditions. The amendment is not expected to become effective until later in the second quarter and is subject to the completion of definitive documentation.

If we are unable to complete the amendments, we may not be able to meet the Financial Covenants. If that occurs, we would be required to repay the Term Loans and any amounts outstanding under the Credit Facility and could not make further borrowings under the Credit Facility.

At March 31, 2009, U. S. Steel Košice (USSK) had no borrowings against its €40 million and €20 million credit facilities (which approximated $80 million), but had $8 million of customs and other guarantees outstanding, reducing availability to $72 million. Both facilities expire in December 2009.

At March 31, 2009, USSK had €200 million (approximately $266 million) borrowed against its three-year revolving unsecured credit facility. This facility expires in July 2011.

At March 31, 2009, USSS had no borrowings against its €50 million (approximately $67 million) committed working capital facility that is partially secured by USSS’s inventory of finished and semi-finished goods. €10 million of the agreements expires on August 31, 2009 with the remaining €40 million of the agreements expiring on August 31, 2010.

On May 21, 2007, U. S. Steel issued a total of $1.1 billion of senior notes consisting of $350 million at 6.65 percent due 2037, $450 million at 6.05 percent due 2017, and $300 million at 5.65 percent due 2013, (collectively, the Senior Notes). The Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. At March 31, 2009, the aggregate principal amount outstanding under the Senior Notes was $1.1 billion.

On December 10, 2007, U. S. Steel issued $500 million of 7.00% Senior Notes due 2018 (the 2018 Senior Notes). The 2018 Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the 2018 Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. As of March 31, 2009, the principal amount outstanding under the 2018 Senior Notes was $500 million.

We were in compliance with all of our debt covenants at March 31, 2009.

In order to help preserve our liquidity and financial flexibility, in April 2009, our Board of Directors reduced our quarterly dividend to five cents per share, which will result in annual cash savings of approximately $116 million.

In April 2009, we reached agreement with the USW to defer $95 million of contributions otherwise required to be made during 2009 and the beginning of 2010 to our trust for retiree health care and life insurance until 2012 and 2013. Further, the USW has agreed to permit us to use all or part of the $75 million contribution we made in 2008 to pay current retiree health care and death benefit claims, subject to a make-up contribution in 2013.

We previously placed a freeze on hiring and annual merit-based salary increases, discontinued the company match on our 401(k) program and discontinued all non-essential travel and other outside services costs. Effective July 1, 2009, our CEO’s base compensation will be reduced by 20 percent, other executive base salaries will be reduced by 10 percent, and our general manager salaries will be reduced by 5 to 10 percent. Fees for our Board of Directors will also be reduced by 10 percent.

Our CEO informed the Compensation and Organization Committee of the Board of Directors (Committee) that in light of his existing long-term incentive grants and direct share ownership, he declined to be considered for any 2009 long-term incentive grants should the Committee take up that matter at a later date for other executives and employees. Respecting the CEO’s request, the Committee accepted his recommendation noting that it was an appropriate expression of leadership at this difficult time. (The grant-date value of the CEO’s long-term incentive compensation in 2008 was $6.4 million.)

As previously discussed, our Credit Facility and Term Loans contain Financial Covenants and other conditions to borrowing and re-borrowing. The current global recession may affect our ability to comply with those covenants and conditions due to its impact on our earnings and cash flow, and may affect the lenders’ ability to make loans under the Credit Facility and the availability of funds under the RPA. If the proposed amendments to the Credit Facility and the Term Loans previously discussed become effective, borrowings would be limited by the borrowing base described in the proposed amendments. In general, availability under the Credit Facility would be limited to a monthly borrowing base of certain eligible inventory less the total amounts outstanding under the Term Loans. If we are unable to complete the amendments, we may not be able to meet the Financial Covenants. If that occurs, we would be required to repay the Term Loans and any amounts outstanding under the Credit Facility and could not make further borrowings under the Credit Facility.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $122 million of liquidity sources for financial assurance purposes as of March 31, 2009, and may need to increase this amount in 2009.

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $496 million relating to Environmental Revenue Bonds and two capital leases, as well as $28 million relating to an operating lease, may be declared immediately due and payable.

The guarantee of the indebtedness of an unconsolidated entity of U. S. Steel totaled $9 million at March 31, 2009. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

The current recession has restricted our visibility even in the near term and has limited our ability to predict our cash needs with any degree of certainty. Our major cash requirements in 2009 are expected to be for capital expenditures, employee benefits and carrying costs related to the idled facilities. We finished the first quarter of 2009 with $1.1 billion of available cash. When business conditions begin to improve, our working capital requirements will likely increase and we may need to draw upon our credit facilities for necessary cash. Funding under the RPA is based on a pool of eligible receivables that has declined as a result of lower orders. A sudden increase in orders could require a significant amount of investment in working capital. Should we experience a significant increase in orders or an unexpected need for funds that cannot be met with available cash and our liquidity facilities, we may need to access the capital markets. Over the longer term, we have significant future debt maturities (see Note 15 to the Financial Statements in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2008) and other obligations. Given the uncertainty regarding the duration of the global recession and the current turmoil in the financial markets, it is impossible to predict with any degree of certainty how much cash we will be able to generate, or the availability and terms of new borrowings or equity securities, to meet our long-term obligations.

We intend to repay the Term Loans from net proceeds from the public offerings of common stock and senior convertible notes due 2014, which were announced on April 27, 2009. Our ability to consummate these offerings will depend upon market and other conditions and we cannot predict whether we will be able to do so or what the terms and conditions will be for these offerings. If we are unable to refinance the Term Loans our ability to borrow the full amount under the Credit Facility may be reduced as the borrowing base formula includes a reduction for amounts outstanding under the Term Loans.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources. However, in the current unsettled financial markets it is unclear what terms and conditions may be available to us although we expect such terms to be less favorable than those on our outstanding obligations.

Our opinion regarding liquidity is a forward-looking statement based upon currently available information. To the extent that operating cash flow is materially lower than recent levels or external financing sources are not available on terms competitive with those currently available, future liquidity may be adversely affected.

Debt Ratings

In March 2009, Moody’s Investors Service placed its ratings assigned to our senior unsecured debt under review for possible downgrade citing the challenges facing us as steel industry conditions remain difficult with very weak demand and low capacity utilization levels.

In April 2009, Standard & Poor’s Ratings Services placed its ratings assigned to our senior unsecured debt on CreditWatch with negative implications. They cited the weak operating environment, the lack of signs of meaningful recovery in steel end-markets in 2009 and our relatively high fixed-cost structure compared to minimill competitors.

In April 2009, Fitch Ratings affirmed its BBB- ratings assigned to our senior unsecured debt and revised our outlook to negative. The negative outlook reflects Fitch’s view that the steel market will be extremely weak over the near term, that capacity utilization rates are historically low and that there is limited visibility on earnings.

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new off-balance sheet arrangements during the first quarter of 2009.

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

Many nations, including the United States, are considering regulation of carbon dioxide (CO2) emissions. International negotiations to supplement or replace the 1997 Kyoto Protocol are ongoing. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The EU has established greenhouse gas regulations; Canada has published details of a regulatory framework for greenhouse gas emissions; and the United States has announced its commitment to establish regulations in the future. Such regulations may entail substantial capital expenditures, restrict production, and raise the price of coal and other carbon-based energy sources.

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

In July 2008, following approval by the EC of Slovakia’s national allocation plan for the 2008 – 2012 trading period (NAP II), Slovakia has granted USSK more CO2 allowances per year than USSK received for the 2005 to 2007 trading period. Based on actual carbon emissions in 2008, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. On March 31, 2009, USSK entered into a transaction to sell a portion of our emissions allowances for approximately $8 million. The transaction will settle in April 2009 and the related gain will be recorded in the second quarter of 2009.

On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution (the Plan). The Plan would set mandatory reduction targets on all major greenhouse gas producing industries to achieve an absolute reduction of 150 megatonnes in greenhouse gas emissions from 2006 levels by 2020. On March 10, 2008, Canada’s federal government published details of its Regulatory Framework for Industrial Greenhouse Gas Emissions (the Framework). The Plan and the Framework provide that facilities existing in 2004 will be required to cut their greenhouse gas emissions intensity by 18 percent below their 2006 baseline by 2010, with a further two percent reduction in each following year. The Framework provided that newer and future facilities would be subject to phased in two percent annual emissions intensity reduction obligations and clean fuel standards. Companies will be able to choose the most cost-effective way to meet their targets from a range of options which include carbon trading, offsets and credit for early action (between 1992 and 2006). The Framework effectively exempts fixed process emissions of CO2, which could exclude certain iron and steel producing CO2 emissions from mandatory reductions. More recently, the federal government has indicated that it may reconsider its proposed intensity-based approach in light of potential U.S. legislation which may impose emission caps and import duties on countries which do not have a comparable regime.

In December 2007, the Ontario government announced its own Action Plan on Climate Change (the Ontario Action Plan). The Ontario Action Plan targets reductions in Ontario greenhouse gas emissions of 6 percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050. In December 2008, Ontario launched a consultation process towards the development of a cap and trade system to be implemented as early as 2010.

The impact on USSC of the federal and Ontario proposals cannot be estimated at this time.

In the United States, the current Administration has announced its commitment to implement a national cap-and-trade program to reduce greenhouse gas emissions by 80 percent by 2050. The parameters and timetable of this proposed program have not been announced so it is impossible to estimate its impact on U. S. Steel, although it could be significant.

In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 23 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of March 31, 2009. In addition, there are 11 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 48 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as

U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 21 to the Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the first quarter of 2009, U. S. Steel accrued $2 million for environmental matters for domestic and foreign facilities. The total accrual for such liabilities at March 31, 2009 was $161 million. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards No. 143.

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

OUTLOOK

We continue to face an extremely difficult global economic environment. We expect an operating loss in the second quarter as our order book remains at low levels and idled facility carrying costs continue to be incurred. Extremely short lead times coupled with the uncertainty surrounding financial markets and key steel-consuming industries such as automotive and construction make it difficult to forecast beyond a very short horizon.

Second quarter 2009 Flat-rolled results are expected to improve slightly as compared to the first quarter of 2009 primarily due to the accruals in the first quarter for estimated future layoff benefits and losses on excess natural gas purchase contracts. These effects are expected to be offset by lower average realized prices and additional idled facility carrying costs. Shipments are expected to be in line with the first quarter of 2009.

We expect an operating loss for USSE in the second quarter of 2009, with improvement compared to the first quarter of 2009 primarily due to lower raw material costs, sales of CO2 emissions allowances and efficiencies resulting from consolidating European raw steel production to U. S. Steel Košice in early April. These items are expected to be partially offset by lower average realized prices. Shipments should be in line with the first quarter level.

We expect an operating loss for Tubular in the second quarter of 2009 due to a continuing decrease in shipments and lower average realized prices as compared to the first quarter of 2009, reflecting lower oil and gas exploration and the surge of unfairly traded and subsidized product from China.

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments and prices. U. S. Steel has been, and we expect will continue to be, negatively impacted by the current global credit and economic problems. U. S. Steel cannot control or predict the extent and timing of economic recovery. When a recovery occurs, U. S. Steel will incur costs related to the restart of idled facilities, but we cannot accurately forecast the amount of such costs. Other more normal factors that could affect market conditions, costs, shipments and prices for both North American operations and USSE include, among others, global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of facility projects; natural gas and electricity prices and usage; raw materials and transportation prices and availability; international trade developments; the impact of fixed prices in energy and raw materials contracts (many of which have terms of one year or longer) as compared to short-term contract and spot prices of steel products; changes in environmental, tax, pension and other laws; the terms of collective bargaining agreements; employee strikes or other labor issues; power outages; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies. Economic conditions and political factors in Europe and Canada that may affect USSE’s and USSC’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, government instability, political unrest, regulatory changes, export quotas, tariffs, and other protectionist measures. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2008, and in subsequent filings for U. S. Steel.

INTERNATIONAL TRADE

On April 8, 2009, United States Steel Corporation, Maverick Tube Corporation, TMK Ipsco, V&M Star L.P., Evraz S.A., Rocky Mountain Steel, Inc., Wheatland Tube Company and the United Steelworkers filed anti-dumping and countervailing duty (subsidy) petitions regarding certain oil country tubular goods from China. The petitions were filed in response to an unprecedented surge of imports from China, increasing from 725,000 net tons in 2006 to 2.2 million net tons in 2008.

Once the case is initiated by the U.S. Dept of Commerce (DOC), the U.S. International Trade Commission (ITC) will decide whether there is a reasonable indication that subject imports caused or threaten material injury. This determination will likely be made around May 26, 2009. If the ITC’s preliminary determination is affirmative, the DOC will make preliminary determinations with regard to the extent of unfair pricing and subsidies later this year. The DOC and ITC are then required to make final determinations regarding unfair trade and injury, respectively, which is expected to occur sometime early next year.

In April of 2008, U. S. Steel, along with Maverick Tube Corporation, Tex-Tube Company and the United Steelworkers filed anti-dumping and countervailing duty petitions for welded line pipe up to and including 16 inches against China, and antidumping petitions against Korea. Korea was dropped from the case. On Dec 22, 2008, the ITC ruled affirmatively that the U.S. industry is materially injured or threatened with material injury by reason of subsidized imports of welded line pipe from China. On April 23, 2009, the ITC ruled affirmatively that the U.S. industry is materially injured or is threatened with material injury by reason of dumped imports of welded line pipe from China.

ACCOUNTING STANDARDS

It is expected that the “Financial Accounting Standards Board (FASB) Accounting Standards Codification” (the Codification) will be effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant Securities and Exchange Commission

(SEC) guidance organized using the same topical structure in separate sections within the Codification. This will have an impact to our financial statements since all references to authoritative accounting literature will be references in accordance with the Codification.

On April 9, 2009, the FASB issued FASB Staff Position (FSP) No. 107-1 and APB 28-1 (FSP 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. U. S. Steel does not expect any material financial statement implications relating to the adoption of this FSP.

On April 9, 2009, the FASB issued FSP No. 115-2 and Financial Accounting Standard (FAS) 124-2 (FSP No. 115-2 and FAS 124-2), “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. U. S. Steel does not expect any material financial statement implications relating to the adoption of this FSP.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP No. 132(R)-1). FSP No. 132(R)-1 amend FAS No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. We do not expect a material impact on our financial statements when these additional disclosure provisions are adopted.

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

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)), which replaces FAS No. 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. FAS 141(R) also establishes principles and requirements for how an acquirer recognizes any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. FAS 141(R) was effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. For any business combination that takes place subsequent to January 1, 2009, FAS 141(R) may have a material impact on our financial statements. The nature and extent of any such impact will depend upon the terms and conditions of the transaction. FAS 141(R) also amends FAS No. 109, “Accounting for Income Taxes,” such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. This provision of FAS 141(R) may have a material impact on our financial statements (see Note 10 and the discussion of deferred taxes for USSC in

Note 10 to the Financial Statements). On April 1, 2009 the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” (FSP No. 141(R)-1). FSP No. 141(R)-1 amends and clarifies FAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. U. S. Steel does not expect any material financial statement implications relating to the adoption of this FSP.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (FAS 160). FAS 160 requires all entities to report noncontrolling interests in subsidiaries (formerly known as minority interests) as a separate component of equity in the consolidated statement of financial position, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners. FAS 160 also establishes accounting and reporting standards for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 was effective as of January 1, 2009. The effect of adopting this Statement was immaterial to our financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. FAS 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until periods beginning after November 15, 2008. We adopted FAS 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our financial statements. As of January 1, 2009, nonfinancial assets and nonfinancial liabilities, were also required to be measured at fair value. The adoption of these additional provisions did not have a material impact on our financial statements. On October 10, 2008, the FASB issued FSP No. 157-3 (FSP No. 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of FAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on our financial statements. On April 9, 2009, the FASB issued FSP FAS No. 157-4 (FSP No. 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. U. S. Steel does not expect any material financial statement implications relating to the adoption of this FSP.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

Volatility in the foreign currency markets could have significant implications for U. S. Steel as a result of foreign currency accounting remeasurement effects, primarily on a U.S. dollar-denominated intercompany loan (the Intercompany Loan) to a European subsidiary, related to the acquisition of USSC. As of March 31, 2009, the outstanding balance on the Intercompany Loan was $820 million. Our exposure will decrease as the Intercompany Loan is repaid. Subsequent to December 31, 2007, we increased our use of euro-U.S. dollar derivatives, which mitigates our currency exposure resulting from the Intercompany Loan, as well as other exposures. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 13 to the Financial Statements.

U. S. Steel, through USSE and USSC, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro, the Serbian dinar and the Canadian dollar. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel has not elected to use hedge accounting for these contracts. At March 31, 2009, U. S. Steel had open euro forward sales contracts for U.S. dollars (total notional value of approximately $260 million). A 10 percent increase in the March 31, 2009 euro forward rates would result in a $25 million charge to income.

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

COMMODITY PRICE RISK AND RELATED RISK

In the normal course of our business, U. S. Steel is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products. U. S. Steel is also exposed to price risk related to the purchase, production or sale of coal, coke, natural gas, steel scrap, iron ore, and zinc, tin and other nonferrous metals used as raw materials.

U. S. Steel’s market risk strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, U. S. Steel has made forward physical purchases to manage exposure to fluctuations in the purchase of natural gas and certain non-ferrous metals.

Historically, the forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and have therefore not required derivative accounting. Due to reduced natural gas consumption, we have begun to net settle some of the excess natural gas purchase contracts. Therefore, some of these contracts for natural gas no longer meet the exemption criteria and are therefore subject to mark-to-market accounting. As of March 31, 2009, U. S. Steel held commodity contracts for natural gas with a total notional value of approximately $97 million that are subject to mark-to-market accounting. A 10 percent decrease in natural gas prices for open derivative instruments as of March 31, 2009, would not result in a material charge to income.

U. S. Steel also held commodity contracts for natural gas that qualified for the normal purchases and normal sales exemption with a total notional value of approximately $116 million at March 31, 2009. Total commodity contracts for natural gas represent approximately 39 percent of our North American natural gas requirements.

The fair value of our natural gas derivatives is determined using Level 2 inputs. The inputs used include forward prices derived from the New York Mercantile Exchange.

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in March 31, 2009 interest rates on the fair value of U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)	Fair Value	Incremental Increase in Fair Value (b)
Non-Derivative Financial Instruments (a)
Financial assets:
Investments and long-term receivables	$21	$-
Financial liabilities:
Long-term debt (c) (d)	$2,475	$104

(a)

Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)

Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at March 31, 2009, on the fair value of U. S. Steel’s financial instruments. For financial liabilities, this assumed a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at March 31, 2009.

(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on the yield on our public debt where available or current borrowing rates available for financings with similar terms and maturities.

U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only to the extent that we elected to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value. At March 31, 2009, U. S. Steel’s portfolio of debt included $655 million of floating rate term loans and €200 million of borrowing under a floating rate revolving credit facility, the fair value of which are not affected by interest rate declines.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2009. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

GENERAL LITIGATION

In March 2008, the Indiana Court of Appeals reversed a previous decision of the Indiana Utilities Regulatory Commission involving a rate escalation provision in U. S. Steel’s electric power supply contract with Northern Indiana Public Service Company and a reserve of $45 million related to prior year effects was established in the first quarter of 2008. In September 2008, the Indiana Supreme Court granted U. S. Steel’s petition to transfer the matter to the Supreme Court where the merits of the case were argued in November 2008. We are awaiting a decision.

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

ENVIRONMENTAL PROCEEDINGS

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of March 31, 2009, project costs have amounted to $61.0 million. U. S. Steel completed additional dredging in 2007, and submitted a Dredge Completion Report to EPA in May 2008. Although further dredging is not expected, $1.1 million is accrued for possible additional work that may be required to complete the project and obtain EPA approval. The Corrective Action Management Unit (CAMU) which received dredged materials from the Grand Calumet River could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to the Administrative Order on Consent for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $1.2 million through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel, following EPA approval of the Dredge Completion Report, will pay the public trustees $1.0 million for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $885,000. In total, the accrued liability for the above projects based on the estimated remaining costs was $4.3 million at March 31, 2009.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a closure plan to the Indiana Department of Environmental Management (IDEM) for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a Solid

Waste Management Unit (SWMU) under corrective action. In addition, U. S. Steel has submitted a revised closure plan for T2 and separate closure plans for D5 and the TTP Area. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring is $5.9 million for D5 and TTP, $3.6 million for T2 and $10.8 million for D2 including a portion of the Refuse Area, as of March 31, 2009.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Four self-implementing interim measures have been completed. Through March 31, 2009, U. S. Steel had spent approximately $27.0 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel has submitted a proposal to EPA seeking approval for a perimeter groundwater monitoring plan and is developing a proposal for a corrective measure to address impacted sediments in the West Grand Calumet Lagoon. In addition, U. S. Steel is developing a sampling and analysis plan for the Solid Waste Management Areas east of the Vessel Slip Turning Basin, has submitted a Self-Implementing Stabilization Measure proposal for the design of a full scale groundwater treatment system to address benzene impacted groundwater east of the vessel slip, and continues to operate a seasonal groundwater treatment system for the coke plant. The costs for the above mentioned activities are estimated to be $16.3 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement corrective measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the corrective measures for soil contamination to be approximately $3.5 million. Closure costs for the CAMU are estimated to be an additional $6.1 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was $25.9 million as of March 31, 2009, based on the estimated remaining costs.

In October 1996, U. S. Steel was notified by IDEM, acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs. A Consent Decree memorializing this settlement was entered on the record by the court and thereafter became effective April 1, 2005. U. S. Steel has paid our entire share of the assessment costs and $16.5 million of our share of the restoration costs to the public trustees. A balance of $4.0 million required to complete our settlement obligations remained as an accrued liability as of March 31, 2009.

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

On February 18, 2009, Gary Works received a letter from IDEM alleging that Gary Works was culpable for an ambient air quality exceedance for PM10 at the IITRI Monitoring Site. U. S. Steel responded to the letter on March 13, 2009. U. S. Steel is meeting with IDEM on April 28, 2009 to resolve the issue. If Gary Works is determined to be culpable, U. S. Steel may be required to install and maintain two additional on-site PM10 monitoring stations per the December 2006 Air Agreed Order.

Mon Valley Works

On March 17, 2008, U. S. Steel entered a Consent Order and Agreement (COA) with the Allegheny County Health Department (ACHD) to resolve alleged opacity limitation and pushing and traveling violations from older coke oven batteries at its Clairton Plant and to resolve alleged opacity violations from its Edgar Thomson Plant. The COA required U. S. Steel to pay a civil penalty of $301,800 to resolve past alleged violations addressed by the COA. U. S. Steel paid the civil penalty on March 25, 2008. The COA requires U. S. Steel to conduct interim repairs on existing batteries, and make improvements at the Ladle Metallurgical Facility and Steelmaking Shop at the Edgar Thomson Plant. In November 2007, U. S. Steel announced that it was considering plans to upgrade the Clairton Plant. In early April 2009, in response to current economic conditions, we delayed indefinitely this planned modernization. These upgrades were being conducted in two phases and address the alleged violations and improve coking performance. The first phase was under construction and includes replacing Batteries 7 through 9 with a new six meter “C” Battery that employs Best Available Control Technology (BACT); and the second phase, which has not yet begun, would include replacing Batteries 1 though 3 with a new six meter “D” Battery, that would also employ BACT. In addition, U. S. Steel was upgrading its existing Batteries 19 and 20. U. S. Steel estimates that these investments will exceed $1.0 billion. U. S. Steel is also making upgrades at its Edgar Thomson Plant that would reduce emissions. In January 2008, U. S. Steel submitted an installation air permit application for “C” Battery. The final installation air permit for “C” Battery was issued by ACHD on July 24, 2008. U. S. Steel submitted an installation air permit application for “D” Battery in July 2008. In response to economic conditions, Clairton coke batteries B, 13, 14 and 15 have been temporarily idled, while batteries 7, 8, and 9 have been permanently idled.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After the acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. The cost to close the East Side SWMU is expected to be $4.0 million and was recorded as an accrued liability as of March 31, 2009.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $767,000. It is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 21 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997, under which U. S. Steel paid a civil penalty of $1.0 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works, with the approval of EPA. The first Phase of RCRA corrective action was completed and approved by ADEM in 2006. ADEM is currently reviewing the Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $585,000. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In 2006, U. S. Steel completed the remediation of Upper Opossum Creek at a cost of $2.95 million, with a remaining contingency of $18,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. Based on results from our Phase I facility investigation of Ensley, U. S. Steel identified approximately two acres of land at the former coke plant for remediation. As of March 31, 2009, costs to complete the remediation of this area have amounted to $1.3 million. An additional $50,000 is accrued for project contingencies. An additional $65,000 is accrued for contiguous properties. In total, the accrued liability for the projects described above was $928,000 as of March 31, 2009, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 21 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (Ohio EPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. On December 15, 2006, U. S. Steel received a letter from Ohio EPA that requires U. S. Steel to complete an evaluation of human exposure and update the previous RCRA preliminary site assessment. As of March 31, 2009, U. S. Steel has spent $97,000 on studies at this site. Costs to complete additional studies are estimated to be $338,000. It is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 21 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

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

EPA Region V has conducted inspections and issued information and emission testing requests under Section 114 of the Clean Air Act regarding operations at Great Lakes Works. U. S. Steel has responded to the requests, continues to respond to the requests and has held discussions with EPA Region V and MDEQ regarding the requests and the regulatory agencies’ concerns. Further discussions are planned later in 2009.

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

EPA Region V has conducted inspections and issued information and emission testing requests under Section 114 of the Clean Air Act regarding operations at Granite City Works. U. S. Steel has responded to the requests, continues to respond to the requests and has held discussions with EPA Region V and MDEQ regarding the requests and the regulatory agencies’ concerns. Further discussions are planned later in 2009.

At Granite City Works, U. S. Steel and Gateway Energy & Coke Company, LLC (Gateway), a subsidiary of SunCoke Energy, Inc., have agreed with two environmental advocacy groups to establish an Environmental Trust Fund (Trust), which requires the permittees (U. S. Steel and Gateway) to collectively deposit $1.0 million by September 30th of each year, beginning September 30, 2008 and ending September 30, 2012. U. S. Steel contributed $500,000 to the Trust on September 30, 2008, which amounted to its share of the required 2008 deposit. As grantors, U. S. Steel and Gateway have established the Trust as a part of the cost to construct a heat recovery coke plant adjacent to Granite City Works. The capital contribution and all net income of the Trust are to be used for the purposes of promoting energy efficiency, greenhouse gas reductions and PM2.5 emission reduction, to be implemented in the local community where Granite City Works is located. The Trust can be used for projects at public buildings or property owned by the city, local schools, parks and library districts.

On February 2, 2009, Granite City Works received an NOV from IEPA alleging approximately 16 separate violations. Specifically, IEPA alleged that Granite City Works: inappropriately charged a battery while off the collecting mains because of (1) damaged coke guides on one occasion and (2) derailment of the pushing control system on two occasions; failed to perform some monthly and quarterly inspections required by Iron & Steel Maximum Achievable Control Technology (MACT) standards or Coke MACT standards; failed to initiate repairs within 30 days after recording that the baffles on the quench tower were damaged on the monthly inspection report; failed to adequately wash the baffles on the quench tower per the MACT standard; inappropriately used the emergency pour station at the BOP during routine, non-emergency maintenance; failed to sufficiently apply a wetting agent to the slag from BF-A to minimize fugitive emissions while loading trucks; and, failed to update and properly implement its Fugitive Dust Program. U. S. Steel provided a written response to EPA on March 18, 2009 and is meeting with IEPA on April 8 to resolve the issues identified in the NOV. U. S. Steel is to supplement its response by April 29th. IEPA has not made any penalty demand to date.

On March 17, 2009, Granite City Works received an NOV from IEPA alleging; door leaks from B Battery; volatile organic compounds from pressure relief valves from gas blanketing tank; coke by products process unit and information (lacking); failure to report retagging project for benzene in service equipment; and, failure to maintain records for benzene in service equipment repairs. U. S. Steel is currently drafting a response that is due on May 8, 2009. IEPA has not made a penalty demand to date.

In late January, Granite City Works advised U. S. Steel Law and Environmental Affairs that it exceeded its natural gas usage and corresponding emission limits for 2008 at designated combustion units, including boilers and ladle drying. To satisfy air permit requirements, Law drafted a notification letter to IEPA that was submitted to IEPA by the Granite City Works general manager on January 30, 2009. Per U. S. Steel’s January 30, 2009 correspondence, U. S. Steel provided a Compliance Plan regarding fuel use and fuel balance to IEPA on February 28, 2009. Granite City Works, Environmental Affairs, and Law continue to investigate the issue and determined that the limits were also exceeded in 2006 and 2007. Follow-up correspondence and notification letters for 2006 and 2007 to IEPA are being developed. IEPA has not responded to the self-reported violations or made any penalty demand.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between

U. S. Steel and the current property owner pursuant to an asset sales agreement and a permit issued by the Utah Department of Environmental Quality. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, developed work plans, initiated remedial measures on certain areas of the site, completed remediation on others, and continues to conduct field investigations. U. S. Steel has recorded a liability of $18.1 million as of March 31, 2009, for our estimated share of the remaining costs of remediation. In addition, U. S. Steel anticipates that corrective measures to address the existing tar pond could add significant costs to this project that are presently not determinable. As a result, it is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 21 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

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

Other

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order to conduct an investigation and develop remediation alternatives. In 2004, a remedial action design report was submitted to and approved by KDHE. Implementation of the preferred remedy was essentially completed in late 2007. The respondents are finalizing the Removal Action Summary report by addressing some minor site maintenance issues, deed restrictions and operating and maintenance plans for approval by KDHE. On December 12, 2008, U. S. Steel and SSB entered into a Consent Decree with DOJ to settle the past costs claim for this amount. On January 8, 2009, DOJ lodged the Consent Decree with the Court for approval. On March 11, 2009, the U.S. District Court of Kansas entered a Consent Decree to settle DOJ’s claim for past costs of $1.0 million against U. S. Steel and SSB (now called Citigroup Global Market Holdings, Inc.). On March 31, 2009, the companies complied with the Consent Decree by each paying $502,400 (Superfund Interest included) to the DOJ.

On January 23, 2006, the KDHE sent a letter to U. S. Steel requesting that U. S. Steel address a former zinc smelter site in Girard, Kansas that was leased by American Sheet Steel Company in 1900. U. S. Steel is preparing a Corrective Action Study that will include a proposed remedial measure for impacted soils at this site. The costs to implement this measure are estimated to be $1.1 million. In addition, U. S. Steel will incur additional costs to purchase this residential property. U. S. Steel has accrued a total of $1.3 million to complete the investigation, conduct the remedial measure and purchase the property for these purposes.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill.

U. S. Steel, Lubrizol and ExxonMobil are the largest PRPs at the site and have agreed to equally share costs for investigating the site, making U. S. Steel’s share 33 1/3 percent. On December 10, 2008, TCEQ approved the Affected Properties Assessment Report. The Revised Screening Level Ecological Risk Assessment report was approved by TCEQ in mid-October 2008. The accrued liability to complete U. S. Steel’s one-third portion of the site investigations and implement the remedial measure was $1.9 million as of March 31, 2009.

ASBESTOS LITIGATION

As of March 31, 2009, U. S. Steel was a defendant in approximately 425 active cases involving approximately 3,025 plaintiffs (claims). At December 31, 2008, U. S. Steel was a defendant in approximately 450 active cases involving approximately 3,050 plaintiffs.

Approximately 2,600, or about 86 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Of these claims, about 1,550 are pending in Mississippi and about 1,050 are pending in Texas. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Mississippi and Texas have amended their laws to curtail mass filings. As a consequence, most of the claims filed in 2009, 2008 and 2007 involve individual or small groups of claimants.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2006	8,400	5,150	450	3,700	$8
December 31, 2007	3,700	1,230	530	3,000	$9
December 31, 2008	3,000	400	450	3,050	$13
March 31, 2009	3,050	90	65	3,025	$3

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

Item 1A. RISK FACTORS

Following are the material changes to the risk factors that were disclosed in Item 1A of U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2008.

Risks related to the current global recession

Our annual report on Form 10-K contains a number of risk factors relating to the current global recession. Since the filing of the Form 10-K, the market for steel products has remained at depressed levels. Recent developments concerning the auto industry that may negatively impact us include the announcement by the President of the United States that the plans submitted by General Motors Corporation and Chrysler LLC do not go far enough to warrant the substantial new investments that these companies are requesting, and that the companies have only a limited additional period of time to produce a plan that would support an investment of additional U.S. taxpayer dollars; statements by General Motors and Chrysler executives that they may consider seeking bankruptcy protection; and General Motors’ recent announcement that it will schedule multiple down weeks at 13 assembly operations in North America, removing approximately 190,000 vehicles from General Motors’ production schedule in the second and early third quarter of 2009. The continued decline of the North American auto industry could force us to idle additional facilities. Bankruptcy filings by any of our major customers would increase the risk of collecting amounts owed by them, and would reduce availability under our Receivables Purchase Agreement. We would also be negatively impacted if our customers’ sales decline as a result of market concerns about their viability, continued availability of warranties and service and the ripple effect through the world economy. Also, the North American rig count for March 2009 dropped to 1,301, compared to the February 2009 level of 1,733 and down 904 from the same month last year. This increases the risk of further declines in tubular sales and prices.

Risks related to our proposed amendments to the Credit Facility and Term Loans

The proposed amendments to the Credit Facility and the Term Loans are not expected to become effective until later in the second quarter and are subject to definitive financing documentation and the completion of collateral diligence satisfactory to the lenders. If the proposed amendments to the Credit Facility and the Term Loans become effective, availability under the Credit Facility would be limited to a monthly borrowing base of certain eligible inventory less the total amounts outstanding under the Term Loans. The amounts of eligible inventory are subject to collateral reviews and appraisals. In addition, we expect further inventory reductions in 2009 and this could further limit availability under the Credit Facility. If availability under the Credit Facility falls below approximately $112.5 million, a fixed charge coverage ratio of 1.1:1 will be triggered. These limits to availability may be a particular problem when market conditions and order levels improve and we need to rebuild working capital.

We have agreed to grant our lenders a security interest in all of our United States inventory, the proceeds thereof and in our accounts receivable to the extent they are not sold under our Receivables Purchase Agreement.

If the amendments are not implemented and our operations continue at current levels, we may be unable as of the end of the third quarter of 2009 to meet the financial covenants under our current Credit Facility and Term Loans. In such event, we would have to repay any then outstanding borrowings under the Credit Facility and our Term Loans would become immediately payable. Any such acceleration of then outstanding indebtedness in excess of $100 million under our credit facility or such term loans would constitute a default under our new senior convertible notes, if such notes are issued. Furthermore, if we were unable to repay the amounts then due out of our available cash or the proceeds of a refinancing, there would be a termination event under our Receivables Purchase Agreement. Even if we were able to repay the amounts then due, such repayment could have a material adverse effect on our liquidity and financial position.

Risks related to refinancing the Term Loans

We intend to repay our Three-Year Term Loan with the net proceeds from the public offerings of our common stock and the Convertible Notes. Any remaining proceeds from these offerings will be used to repay all or a portion of our Five-Year Term Loan and then for general corporate purposes. Our ability to consummate these offerings will depend upon market and other conditions and we cannot predict whether we will be able to do so or what the terms and conditions will be for these offerings. To the extent we are unable to refinance the Term Loans, our ability to borrow the full amount under the Credit Facility as proposed to be amended may be reduced as the borrowing base formula includes a reduction for amounts outstanding under the Term Loans.

Risks related to the proposed amendments to the Receivable Purchase Agreement

If the proposed amendments to our Receivables Purchase Agreement become effective, amounts of receivables supporting this program would be reduced due to increased reserve percentages and a revision to the definition of eligible receivables. In addition, we have experienced a substantial reduction in accounts receivable in the last two quarters as a result of lower orders. Further reductions from the level of eligible accounts receivable available as of March 31, 2009 would likely limit amounts available for sale under our Receivables Purchase Agreement.

Risks related to goodwill

As of March 31, 2009, we had $1.6 billion of goodwill on our balance sheet related to the Lone Star and Stelco acquisitions. Goodwill is tested for impairment annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. We considered the change in business conditions and the corresponding decrease in our stock price in the fourth quarter of 2008 to be a triggering event as defined by Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” and we therefore tested goodwill for impairment as of December 31, 2008. Our testing, which was based on the assumptions discussed in Note 1 to our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2008, did not indicate that goodwill was impaired as of December 31, 2008. The continuation of adverse business conditions and our actions to address them in the first quarter of 2009 were not considered to be a triggering event. We view such actions as a continuation of the measures that began in the fourth quarter of 2008 to respond to the global recession. Furthermore, we do not have any additional visibility into discounted future cash flows than we had in the fourth quarter of 2008. Therefore, we did not test goodwill for impairment as of March 31, 2009. If a continued deterioration of business conditions or other factors have an adverse effect on our estimates of discounted future cash flows or compound annual growth rate, or if we experience a sustained decline in our market capitalization, we may test goodwill for impairment prior to the annual test in the third quarter of 2009. Future testing may result in an impairment charge.

Risks related to our effective tax benefit rate

In accordance with FIN 18, “Accounting for Income Taxes in Interim Periods (an interpretation of APB Opinion No. 28),” we have not recognized a tax benefit for pre-tax losses in Canada and Serbia, which are jurisdictions where we have recorded a full valuation allowance on deferred tax assets for accounting purposes. As a result, the pre-tax losses associated with USSC and USSS do not provide any tax benefit for accounting purposes. Significant changes in the mix of pre-tax results among the jurisdictions in which we operate could have a material impact on our effective tax benefit rate.

Risks related to rating agency downgrades

As discussed under “Liquidity and Capital Resources—Debt Ratings,” with respect to our senior unsecured debt, Moody’s Investor Service placed its rating under review for possible downgrading, Standard & Poor’s Ratings Services placed its rating on CreditWatch with negative implications and Fitch Ratings affirmed its rating and revised our outlook to negative. We cannot predict the substance or timing of any action by these rating agencies but based on preliminary discussions with the agencies one or more downgrades may occur imminently. If our debt is downgraded, raising capital will become more difficult, borrowing costs under our credit facilities and other future borrowings will increase, the terms under which we purchase goods and services will be affected and our ability to take advantage of potential business opportunities will be limited. We may also be forced to provide collateral or financial assurance for environmental closure and other presently unsecured obligations.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2009	2008
(LOSS) INCOME FROM OPERATIONS
Flat-rolled (a)(b)	$(422)	$97
U. S. Steel Europe	(159)	161
Tubular	127	51
Other Businesses (b)	(3)	18

Segment (Loss) Income from Operations	(457)	327
Retiree benefit (expenses) income	(32)	1
Other items not allocated to segments:
Net gain on sale of assets	97	-
Workforce reduction charges	(86)	-
Litigation reserve	-	(45)
Flat-rolled inventory transition effects	-	(17)

Total (Loss) Income from Operations	$(478)	$266
CAPITAL EXPENDITURES (c)
Flat-rolled (a)(b)	$98	$75
U. S. Steel Europe	10	32
Tubular	3	4
Other Businesses (b)	7	3

Total	$118	$114
OPERATING STATISTICS
Average realized price: ($/net ton) (d)
Flat-rolled (a)(b)	$715	$646
U. S. Steel Europe	672	791
Tubular	2,353	1,297
Steel Shipments: (d)(e)
Flat-rolled (a)(b)	2,123	4,701
U. S. Steel Europe	897	1,638
Tubular (b)	207	433
Raw Steel-Production: (e)
Flat-rolled	2,279	5,558
U. S. Steel Europe	999	1,908
Raw Steel-Capability Utilization: (f)
Flat-rolled	38.0%	91.7%
U. S. Steel Europe	54.8%	103.4%
(a)	Includes the results of the pickle lines acquired as of August 29, 2008.
(b)

Effective with the fourth quarter of 2008, the operating results of our iron ore operations, which were previously included in Other Businesses, are included in the Flat-rolled segment. Prior periods have been restated to reflect this change.

(c)	Excludes spending by variable interest entities, which is not funded by U. S. Steel.
(d)	Excludes intersegment transfers.
(e)	Thousands of net tons.
(f)	Based on annual raw steel production capability of 24.3 million net tons for Flat-rolled and 7.4 million net tons for U. S. Steel Europe.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

U. S. Steel had no sales of unregistered securities during the period covered by this report and we have suspended purchases under our Common Stock Repurchase Program.

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

UNITED STATES STEEL CORPORATION

By	/s/ Gregory A. Zovko

Gregory A. Zovko Vice President and Controller

April 27, 2009

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.