Form 10-Q
period 2009-06-30
UNITED STATES STEEL CORP
filed 2009-07-28
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Yes [Ö] No [    ]

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

Yes     No Ö

Common stock outstanding at July 24, 2009 – 143,325,348 shares

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2009	2008	2009	2008
Net sales:
Net sales	$1,991	$6,414	$4,596	$11,317
Net sales to related parties (Note 24)	136	330	281	623

Total	2,127	6,744	4,877	11,940

Operating expenses (income):
Cost of sales (excludes items shown below)	2,340	5,497	5,347	10,140
Selling, general and administrative expenses	154	171	297	313
Depreciation, depletion and amortization (Notes 6 and 8)	159	159	317	315
Loss (Income) from investees	10	(34)	31	(41)
Net gains on disposal of assets (Notes 5 and 25)	(36)	(1)	(133)	(2)
Other income, net (Note 9)	(35)	(2)	(39)	(5)

Total	2,592	5,790	5,820	10,720

(Loss) Income from operations	(465)	954	(943)	1,220
Interest expense	38	42	74	88
Interest income	(1)	(3)	(3)	(8)
Other financial (income) costs (Note 10)	(28)	(14)	9	(87)

Net interest and other financial costs (income)	9	25	80	(7)
(Loss) Income before income taxes	(474)	929	(1,023)	1,227
Income tax (benefit) provision (Note 12)	(82)	255	(192)	313

Net (loss) income	(392)	674	(831)	914
Less: Net (loss) income attributable to noncontrolling interests	-	6	-	11

Net (loss) income attributable to United States Steel Corporation	$(392)	$668	$(831)	$903

(Loss) Income per common share (Note 13):
Net (loss) income per share attributable to United States Steel Corporation shareholders:
- Basic	$(2.92)	$5.69	$(6.63)	$7.68
- Diluted	$(2.92)	$5.65	$(6.63)	$7.64
Weighted average shares, in thousands:
- Basic	134,634	117,507	125,420	117,551
- Diluted	134,634	118,217	125,420	118,190

Dividends paid per share	$0.05	$0.25	$0.35	$0.50

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,950	$724
Receivables, less allowance of $53 and $52 (Note 20)	1,144	2,106
Receivables from related parties (Note 24)	113	182
Inventories (Note 14)	1,781	2,492
Income Tax Receivable (Note 12)	129	-
Deferred income tax benefits (Note 12)	290	177
Other current assets	51	51

Total current assets	5,458	5,732
Investments and long-term receivables, less allowance of $6 and $10	630	695
Property, plant and equipment - net (Note 8)	6,740	6,676
Intangibles - net (Note 6)	279	282
Goodwill (Note 6)	1,648	1,609
Assets held for sale (Note 5)	12	211
Deferred income tax benefits (Note 12)	665	666
Other noncurrent assets	305	216

Total assets	$15,737	$16,087
Liabilities
Current liabilities:
Accounts payable	$986	$1,440
Accounts payable to related parties (Note 24)	87	43
Bank checks outstanding	10	11
Payroll and benefits payable	787	967
Accrued taxes (Note 12)	226	203
Accrued interest	35	33
Short-term debt and current maturities of long-term debt (Note 16)	18	81

Total current liabilities	2,149	2,778
Long-term debt, less unamortized discount (Note 16)	3,333	3,064
Employee benefits	4,720	4,767
Deferred credits and other noncurrent liabilities	406	419

Total liabilities	10,608	11,028

Contingencies and commitments (Note 25)
Stockholders’ Equity (Note 23):
Common stock (150,925,911 and 123,785,911 shares issued) (Note 13)	151	124
Treasury stock, at cost (7,600,571 and 7,587,322 shares)	(610)	(612)
Additional paid-in capital	3,637	2,986
Retained earnings	4,793	5,666
Accumulated other comprehensive loss (Note 22)	(3,098)	(3,269)

Total United States Steel Corporation stockholders’ equity	4,873	4,895

Noncontrolling interests	256	164

Total liabilities and stockholders’ equity	$15,737	$16,087

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2009	2008
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss) income	$(831)	$914
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	317	315
Provision for doubtful accounts	5	5
Pensions and other postretirement benefits	1	(216)
Deferred income taxes	(248)	97
Net gains on disposal of assets	(133)	(2)
Distributions received, net of equity investees income	40	(16)
Changes in:
Current receivables - sold	-	450
- repurchased	-	(460)
- operating turnover	1,028	(1,043)
Inventories	718	(292)
Current accounts payable and accrued expenses	(532)	798
Bank checks outstanding	(1)	(5)
Foreign currency translation	(36)	(56)
All other, net	33	(26)

Net cash provided by operating activities	361	463

Investing activities:
Capital expenditures	(206)	(299)
Capital expenditures - variable interest entities	(93)	(41)
Acquisition of Stelco Inc.	-	(1)
Disposal of assets	339	7
Restricted cash, net	(47)	-
Investments, net	(8)	(16)

Net cash used in investing activities	(15)	(350)

Financing activities:
Issuance of long-term debt, net of financing costs	839	-
Repayment of long-term debt	(667)	(36)
Common stock issued	666	11
Common stock repurchased	-	(85)
Distributions from noncontrolling interests	90	25
Dividends paid	(42)	(59)
Excess tax benefits from stock-based compensation	-	9

Net cash provided by (used in) financing activities	886	(135)

Effect of exchange rate changes on cash	(6)	12

Net increase (decrease) in cash and cash equivalents	1,226	(10)
Cash and cash equivalents at beginning of year	724	401

Cash and cash equivalents at end of period	$1,950	$391

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) produces and sells steel mill products, including flat-rolled and tubular, in North America and Central Europe. Operations in North America also include real estate management and development, transportation services and engineering and consulting services.

The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. Additionally, the year-end consolidated balance sheet data includes certain reclassifications and adjustments that were made to conform the presentation and disclosure to U. S. Steel’s current presentation, as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (SEC) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2008.

Certain other reclassifications of prior year’s data have been made.

U. S. Steel has evaluated subsequent events through July 28, 2009, the date it filed its report on Form 10-Q for the quarter ended June 30, 2009 with the SEC, and has no material subsequent events to report.

2.	New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FAS 168). FAS 168 prescribes the Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. This will have an impact to our financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for variable interest entities. Additionally, FAS 167 will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective January 1, 2010 for companies reporting on a calendar-year basis. U. S. Steel does not expect any material financial statement implications relating to the adoption of FAS 167.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets” (FAS 166). FAS 166 is a revision to FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and will require more information about transfer of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. Additionally, FAS 166 eliminates the concept of a qualifying special-purpose entity. FAS 166 is effective January 1, 2010 for companies reporting on a calendar-year basis. U. S. Steel does not expect any material financial statement implications relating to the adoption of FAS 166.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (FAS 165). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The disclosures required by FAS 165 are reflected in Note 1 of our financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The disclosures required by this FSP are reflected in Note 21 of our financial statements.

In April 2009 the FASB issued FSP No. 115-2 and Financial Accounting Standard 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The effect of adopting this FSP was immaterial to our financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP 132(R)-1). FSP No. 132(R)-1 amends FAS No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. We do not expect a material impact on our financial statements when these additional disclosure provisions are adopted.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. FAS 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until periods beginning after November 15, 2008. We adopted FAS 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our financial statements. As of January 1, 2009, nonfinancial assets and nonfinancial liabilities were also required to be measured at fair value. The adoption of these additional provisions will result in U. S. Steel calculating the fair value of nonfinancial assets and nonfinancial liabilities, including goodwill, by using a combination of the income, market and cost approaches as applicable. On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on our financial statements. On April 9, 2009 the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The effect of adopting this FSP was immaterial to our financial statements.

3.	Segment Information

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

Effective with the fourth quarter of 2008, the operating results of our iron ore operations, which were previously included in Other Businesses, are included in the Flat-rolled segment. Almost all of our iron ore production is consumed by our Flat-rolled operations and the iron ore operations are managed as part of our Flat-rolled business. The prior periods have been restated to reflect this change.

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

The results of segment operations for the second quarter of 2009 and 2008 are:

(In millions) Second Quarter 2009	Customer Sales	Intersegment Sales	Net Sales	(Loss) Income from investees	(Loss) Income from operations
Flat-rolled	$1,310	$26	$1,336	$(10)	$(362)
USSE	645	1	646	-	(53)
Tubular	157	-	157	-	(88)

Total reportable segments	2,112	27	2,139	(10)	(503)
Other Businesses	15	41	56	-	(7)
Reconciling Items	-	(68)	(68)	-	45
Total	$2,127	$-	$2,127	$(10)	$(465)
Second Quarter 2008
Flat-rolled	$4,018	$404	$4,422	$33	$468
USSE	1,760	-	1,760	1	298
Tubular	912	1	913	-	177

Total reportable segments	6,690	405	7,095	34	943
Other Businesses	54	179	233	-	16
Reconciling Items	-	(584)	(584)	-	(5)
Total	$6,744	$-	$6,744	$34	$954

The results of segment operations for the first six months of 2009 and 2008 are:

(In millions) First Six Months 2009	Customer Sales	Intersegment Sales	Net Sales	(Loss) Income from investees	(Loss) Income from operations
Flat-rolled	$2,903	$79	$2,982	$(31)	$(784)
USSE	1,266	2	1,268	-	(212)
Tubular	672	3	675	-	39

Total reportable segments	4,841	84	4,925	(31)	(957)
Other Businesses	36	83	119	-	(10)
Reconciling Items	-	(167)	(167)	-	24
Total	$4,877	$-	$4,877	$(31)	$(943)
First Six Months 2008
Flat-rolled	$7,180	$686	$7,866	$42	$565
USSE	3,116	-	3,116	1	459
Tubular	1,533	1	1,534	(2)	228

Total reportable segments	11,829	687	12,516	41	1,252
Other Businesses	111	263	374	-	34
Reconciling Items	-	(950)	(950)	-	(66)
Total	$11,940	$-	$11,940	$41	$1,220

The following is a schedule of reconciling items to (loss) income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Items not allocated to segments:
Retiree benefit (expenses) income	$(34)	$1	$(66)	$2
Other items not allocated to segments:
Federal excise tax refund (Note 9)	34		34
Net gain on the sale of assets (Note 5)	-	-	97	-
Workforce reduction charges (Note 7)	-	-	(86)	-
Flat-rolled inventory transition effects (a)	-	(6)	-	(23)
Litigation reserve (Note 25)	45	-	45	(45)

Total other items not allocated to segments	79	(6)	90	(68)

Total reconciling items	$45	$(5)	$24	$(66)

(a)	The impact of selling acquired inventory, which had been recorded at fair value.

4.	Acquisitions

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

On January 31, 2009, U. S. Steel completed the previously announced sale of the majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) to Canadian National Railway Company (CN) for approximately $300 million. U. S. Steel retained railroad assets, equipment, and employees that support the Gary Works. As a result of the transaction, U. S. Steel recognized a net gain of approximately $97 million, net of a $10 million pension curtailment charge (see Note 7), in the first quarter 2009. As of December 31, 2008, the assets of EJ&E that were to be sold, consisting primarily of property, plant and equipment, were classified as held for sale in accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2009 are as follows:

	Flat-rolled Segment	Tubular Segment	Total
Balance at December 31, 2008	$760	$849	$1,609
Currency translation	39	-	39

Balance at June 30, 2009	$799	$849	$1,648

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. We have two reporting units that have a significant amount of goodwill. Our Flat-rolled reporting unit was allocated goodwill from the Stelco and Lone Star acquisitions in 2007. These amounts reflect the benefits we expect the Flat-rolled reporting unit to realize from expanding our flexibility in meeting our customers’ needs and running our Flat-rolled facilities at higher operating rates to source our semi-finished product needs. Our Texas Operations reporting unit, which is part of our Tubular operating segment, was allocated goodwill from the Lone Star acquisition, reflecting the benefits we expect the reporting unit to realize from expanding our tubular operations.

Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the fair value of the associated reporting unit to its carrying value, including goodwill. Fair value is determined using the income approach, which is based on projected future cash flows discounted to present value using factors that consider the timing and the risk associated with the future cash flows. Effective January 1, 2009, fair value will be determined in accordance with Financial Accounting Standard No. 157, “Fair Value Measurements,” using a combination of the income, market and cost approaches as applicable.

Our annual goodwill impairment test completed in the third quarter of 2008 did not indicate that goodwill was impaired for either reporting unit. The change in business and economic conditions in the fourth quarter of 2008 was considered a triggering event as defined by FAS 142, “Goodwill and Other Intangible Assets,” and goodwill was subsequently tested for impairment as of December 31, 2008. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using future cash flow projections based on management’s long range estimates of market conditions over a five-year horizon with a 2.25 percent compound annual growth rate thereafter. We used a discount rate of approximately 11 percent for both reporting units. Our testing did not indicate that goodwill was impaired for either reporting unit as of December 31, 2008.

In order to determine if an interim goodwill impairment test was necessary in the second quarter of 2009, U. S. Steel evaluated the events and economic factors that occurred since the last goodwill impairment test, including the restart of certain idled facilities due to improvements in the order book for our Flat-rolled reporting unit, improved economic indicators, lower import levels and increases in our market capitalization and continued operating losses for both reporting units. U. S. Steel determined that these factors and others, when viewed collectively, did not require an interim goodwill impairment test as of June 30, 2009.

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of June 30, 2009			As of December 31, 2008
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$208	$18	$190	$204	$14	$190
Other	2-20 Years	24	10	14	25	8	17

Total amortizable intangible assets		$232	$28	$204	$229	$22	$207

The carrying amount of acquired water rights with indefinite lives as of June 30, 2009 and December 31, 2008 totaled $75 million.

Aggregate amortization expense was $3 million and $2 million for the three months ended June 30, 2009 and 2008, respectively. Aggregate amortization expense was $6 million and $5 million for the six months ended June 30, 2009 and 2008, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is (in millions) $6 for the remaining portion of 2009, $10 in 2010, $10 in 2011, $10 in 2012, and $10 in 2013.

7.	Pensions and Other Benefits

The following table reflects components of net periodic benefit cost for the three months ended June 30, 2009 and 2008:

	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Service cost	$26	$31	$5	$5
Interest cost	145	143	62	55
Expected return on plan assets	(177)	(199)	(26)	(24)
Amortization of prior service cost	6	6	5	(8)
Amortization of net loss (gain)	36	26	(2)	6

Net periodic benefit cost, excluding below	36	7	44	34
Multiemployer plans	13	8	-	-
Settlement, termination and curtailment benefits	9	-	2	-

Net periodic benefit cost	$58	$15	$46	$34

The following table reflects components of net periodic benefit cost for the six months ended June 30, 2009 and 2008:

	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Service cost	$52	$61	$10	$9
Interest cost	287	286	124	111
Expected return on plan assets	(352)	(399)	(53)	(48)
Amortization of prior service cost	12	12	11	(16)
Amortization of net loss (gain)	71	52	(4)	12

Net periodic benefit cost, excluding below	70	12	88	68
Multiemployer plans	25	16	-	-
Settlement, termination and curtailment benefits	72	1	13	-

Net periodic benefit cost	$167	$29	$101	$68

Postemployment Benefits

U. S. Steel recorded charges of $3 million and $93 million in the three and first six months ended June 30, 2009, respectively, related to the recognition of estimated future employee costs for supplemental unemployment benefits, salary continuance and continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. The charges were recorded in accordance with FAS No. 112, “Employers’ Accounting for Postemployment Benefits,” which requires that costs associated with such ongoing benefit arrangements be recorded no later than the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable. During the second quarter of 2009, U. S. Steel paid $36 million for these benefits.

Settlements, Terminations and Curtailments

During the first quarter of 2009, approximately 500 non-represented employees in the United States elected to retire under a Voluntary Early Retirement Program (VERP). Employee severance and net employee benefit charges of $86 million (including $37 million of pension termination charges, $13 million of pension settlement charges, $3 million of pension curtailment charges and $11 million of other postretirement benefit termination charges) were recorded in cost of sales for these employees in the first quarter of 2009. As of June 30, 2009, substantially all of these employees left the Company under the VERP and the Company paid cash benefits of $58 million, including $13 million of company contributions to the defined contribution plans as discussed below.

In connection with the sale of the majority of EJ&E on January 31, 2009 (see Note 5), a pension curtailment charge of approximately $10 million was recognized in the first quarter of 2009.

During the second quarter of 2009, a second VERP program was offered and accepted by 44 non-represented employees of our transportation business. Employee severance and net employee benefit charges of $7 million were recorded in cost of sales for these employees in the second quarter of 2009. Also in the second quarter of 2009, pension and other postemployment benefit curtailment charges of $5 million and $1 million, respectively, were recorded in certain defined benefit plans as a result of involuntary salaried terminations at USSC in 2009.

Employer Contributions

During the first six months of 2009, U. S. Steel made $37 million in required cash contributions to the main USSC pension plans and cash payments of $33 million to the Steelworkers Pension Trust.

The 2008 Collective Bargaining Agreements (see Note 18) require U. S. Steel to make annual $75 million contributions during the contract period to a restricted account within our trust for retiree health care and life insurance. The first of these payments was made in the fourth quarter of 2008. The contracted annual $75 million contribution is in addition to the minimum $10 million required contribution to the same trust that continues from an earlier agreement. There was a $10 million contribution to this trust during the first three months of 2009. In April 2009, we reached agreement with the USW to defer $95 million of contributions otherwise required to be made during 2009 and the beginning of 2010 until 2012 and 2013. Further, the USW has agreed to permit us to use all or part of the $75 million contribution made in 2008 to pay current retiree health care and death benefit claims, subject to a make-up contribution in 2013.

As of June 30, 2009, cash payments of $129 million had been made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $3 million and $9 million for the three months ended June 30, 2009 and 2008, respectively. Company contributions to defined contribution plans totaled $20 million, which included $13 million of payments for VERP related benefits, and $17 million for the six months ended June 30, 2009 and 2008, respectively. Effective January 1, 2009, the company match of employee 401(k) contributions was temporarily suspended.

8.	Depreciation and Depletion

Effective January 1, 2009, U. S. Steel discontinued the use of the modified straight-line basis of depreciation for certain steel-related assets located in the United States based upon raw steel production levels and records depreciation on a straight-line basis for all assets. In the second quarter 2009, the modified straight-line basis of depreciation would have reduced our loss from operations, net loss and net loss per common share by $14 million, $9 million and $0.06, respectively. In the first six months of 2009, the modified straight-line basis of depreciation would have reduced our loss from operations, net loss and net loss per common share by $27 million, $17 million and $0.13, respectively.

Accumulated depreciation and depletion totaled $8,924 million and $8,669 million at June 30, 2009 and December 31, 2008, respectively.

9.	Other Income

Other income for the three and six months ended June 30, 2009 includes a refund of $34 million received in the second quarter of 2009 associated with the recovery of black lung excise taxes that were paid on coal export sales during the period October 1, 1990 to December 31, 1992. Of the $34 million of cash received, $24 million represents interest.

10.	Net Interest and Other Financial Costs

Other financial costs primarily include foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s operations. During the second quarters of 2009 and 2008, net foreign currency gains of $32 million and $17 million, respectively, were recorded in other financial costs. During the six months ended June 30, 2009, net foreign currency losses of $2 million were recorded in other financial costs, compared with net foreign currency gains of $93 million in the six months ended June 30, 2008. See Note 15 for additional information on U. S. Steel’s foreign currency exchange activity.

11.	Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted under several stock-based employee compensation plans, which are more fully described in Note 13 of the United States Steel Corporation 2008 Annual Report on Form 10-K. U. S. Steel recognized pretax stock-based compensation cost in the amount of $16 million and $15 million in the first six months of 2009 and 2008, respectively.

Recent grants of stock-based compensation consist of stock options, restricted stock units and performance shares. The Compensation & Organization Committee of the Board of Directors (the Compensation Committee) has made grants of stock-based awards under a stockholder approved stock incentive plan (the Plan). The following table is a general summary of the awards made under the Plan.

	May 2009 Grant		May 2008 Grant
Grant Details	Shares (a)	Fair Value (b)	Shares (a)	Fair Value (b)
Stock Options	1,026,580	$14.87	281,200	$64.51
Restricted Stock Units	564,210	$29.84	111,790	$169.01
Performance Shares (c)	116,410	$40.16	32,870	$214.52

(a)	The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b)	Per share amounts
(c)	The number of Performance Shares shown represents the target value of the award.

As of June 30, 2009, total future compensation cost related to nonvested stock-based compensation arrangements was $56 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.4 years.

In accordance with FAS 123(R), compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions	May 2009 Grant	May 2008 Grant
Grant date price per share of option award	$29.81	$169.23
Expected annual dividends per share, at grant date	$0.20	$1.00
Expected life in years	4.5	4.5
Expected volatility	62%	43%
Risk-free interest rate	2.6%	3.2%
Grant date fair value per share of unvested option awards as calculated from above	$14.87	$64.51

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

Restricted stock units vest ratably over three years. The fair value of the restricted stock units is the market price of the underlying common stock on the date of the grant less a discount factor for the delayed payment of quarterly dividends.

Performance shares vest at the end of a three-year performance period as a function of U. S. Steel’s total shareholder return compared to the total shareholder returns of peer companies over the three-year performance period. Performance shares can vest at between zero and 200 percent of the target award. The fair value of the performance shares is calculated using a Monte-Carlo simulation.

12.	Income Taxes

Tax benefits

The effective tax benefit rate of 19 percent for the first six months of 2009 is lower than the statutory rate because losses in jurisdictions where we have recorded full valuation allowances do not generate a tax benefit for accounting purposes. Included in the first six months of 2009 tax benefit is $35 million of tax expense related to the net gain on the sale of EJ&E and $13 million of tax expense related to the federal excise tax refund.

Income Tax Receivable

The income tax receivable of $129 million at June 30, 2009 reflects a portion of the federal income tax refund that we expect to receive in 2010, as a result of carrying back our expected 2009 losses to prior years.

Deferred taxes

As of June 30, 2009, the net domestic deferred tax asset was $852 million compared to $802 million at December 31, 2008. A substantial amount of U. S. Steel’s domestic deferred tax assets relate to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and payments are made to retirees. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

As of June 30, 2009, the net foreign deferred tax asset was $103 million, net of an established valuation allowance of $430 million. As of December 31, 2008, the net foreign deferred tax asset recorded was $32 million, net of an established valuation allowance of $281 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is provided for the Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating losses and credit carryforwards, are more than sufficient to offset future tax liabilities. A full valuation allowance is recorded for Canadian deferred tax assets due to the absence of positive evidence at USSC to support the realizability of the deferred tax assets. If USSC and USSS generate sufficient income, the valuation allowance of $353 million for Canadian deferred tax assets and $66 million for Serbian deferred tax assets as of June 30, 2009, would be partially or fully reversed at such time that it is more likely than not that the company will realize the deferred tax assets. In accordance with FAS 141(R), any reversals of these amounts will result in a decrease to tax expense.

Unrecognized tax benefits

The total amount of unrecognized tax benefits was $94 million and $99 million as of June 30, 2009 and December 31, 2008, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $84 million and $83 million as of June 30, 2009 and December 31, 2008, respectively. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of June 30, 2009 and December 31, 2008, U. S. Steel had accrued liabilities of $4 million for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.

13.	Common Shares and Income Per Common Share

Common Stock Issued

On May 4, 2009, U. S. Steel issued 27,140,000 shares of common stock (par value of $1 per share) at a price of $25.50 per share. The underwriting discount and third-party expenses related to the issuance of the common stock of $31 million was recorded as a decrease to additional paid-in capital, resulting in net proceeds of $661 million. Based on the initial conversion rate, our 2014 Senior Convertible Notes (see Note 16), are convertible into 27,058,781 shares of U. S. Steel common stock. However, we reserved 33,824,000 shares, which is the maximum amount that could be issued upon conversion.

Common Stock Repurchase Program

In the fourth quarter of 2008, U. S. Steel suspended the previously approved Common Stock Repurchase Program. At June 30, 2009, the repurchase of an additional 4,446,400 shares remains authorized. During the second quarter and first six months of 2008, 320,000 shares and 625,000 shares of common stock were repurchased for $52 million and $85 million, respectively.

Net (Loss) Income Attributable to United States Steel Corporation Shareholders

Basic net income or loss per common share is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options and the vesting of restricted stock, restricted stock units, performance shares and the conversion of convertible notes (under the “if-converted” method), provided in each case the effect is dilutive. Due to the net loss position for the second quarter and six months ended June 30, 2009, no securities were included in the computation of diluted net loss per common share because the effect would be antidilutive. Securities granted under our 2005 Stock Incentive Plan represented 3,676,862 potentially dilutive shares for the three and six months ended June 30, 2009. Securities convertible under our 2014 Senior Convertible Notes represented 27,058,781 potentially dilutive shares for the three and six months ended June 30, 2009. Securities granted under our 2005 Stock Incentive Plan representing 346,940 and 459,730 potentially dilutive shares for the three and six months ended June 30, 2008, respectively, were not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2009	2008	2009	2008
Net (loss) income attributable to United States Steel Corporation shareholders	$(392)	$668	$(831)	$903
Plus income effect of assumed conversion-interest on convertible notes	-	-	-	-

Net (Loss) income after assumed conversion	$(392)	$668	$(831)	$903

Weighted-average shares outstanding (in thousands):
Basic	134,634	117,507	125,420	117,551
Effect of convertible notes	-	-	-	-
Effect of stock options	-	447	-	399
Effect of dilutive restricted stock, performance shares and restricted stock units	-	264	-	240

Adjusted weighted-average shares outstanding, diluted	134,634	118,217	125,420	118,190

Basic earnings per common share	$(2.92)	$5.69	$(6.63)	$7.68

Diluted earnings per common share	$(2.92)	$5.65	$(6.63)	$7.64

Dividends Paid Per Share

The dividend rate for the second quarter of 2009 was 5 cents per common share, and it was 30 cents per common share for the first quarter of 2009. The dividend rate was 25 cents per common share for the first and second quarters of 2008.

14.	Inventories

Inventories are carried at the lower of cost or market on a worldwide basis. The first-in, first-out method is the predominant method of inventory costing for USSC and USSE. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At June 30, 2009 and December 31, 2008, the LIFO method accounted for 48 percent and 39 percent of total inventory values, respectively.

(In millions)	June 30, 2009	December 31, 2008
Raw materials	$978	$1,322
Semi-finished products	371	552
Finished products	315	518
Supplies and sundry items	117	100

Total	$1,781	$2,492

Current acquisition costs were estimated to exceed these inventory values by $1.1 billion at June 30, 2009 and at December 31, 2008. Cost of sales was reduced by $32 million and $16 million in the second quarter of 2009 and the second quarter of 2008, respectively, as a result of liquidations of LIFO inventories. Cost of sales was reduced by $70 million and $32 million in the first six months of 2009 and 2008, respectively, as a result of liquidations of LIFO inventories.

During the three and six months ended June 30, 2009, we recorded lower of cost or market related adjustments (LCM) totaling approximately $100 million and $165 million, respectively. No LCM adjustment was recorded in the three or six months ended June 30, 2008.

Inventory includes $104 million and $96 million of land held for residential or commercial development as of June 30, 2009 and December 31, 2008, respectively.

U. S. Steel has coke swap agreements with other steel manufacturers designed to reduce transportation costs. U. S. Steel did not ship or receive any coke under the swap agreements during the first six months of 2009. U. S. Steel shipped approximately 546,000 tons and received approximately 492,000 tons of coke under the swap agreements during the first six months of 2008.

U. S. Steel also has iron ore pellet swap agreements with an iron ore mining and processing company to obtain iron ore pellets that meet U. S. Steel’s specifications. U. S. Steel shipped and received approximately 101,000 tons of iron ore pellets during the first six months of 2009. U. S. Steel shipped and received approximately 833,000 tons of iron ore pellets during the first six months of 2008.

The coke and iron ore pellet swaps are recorded at cost in accordance with APB 29, “Accounting for Nonmonetary Transactions” and FAS No. 153, “Exchanges of Nonmonetary Assets.” There was no income statement impact related to these swaps in either 2009 or 2008.

15.	Derivative Instruments

U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars, euros and Serbian dinars. Prior to Slovakia’s entry into the Eurozone as of January 1, 2009, the USSE segment also had foreign currency exchange rate risks related to the Slovak koruna. USSC’s revenues and costs are denominated in both Canadian and U.S. dollars. In addition, the acquisition of USSC was funded both from the United States and through the reinvestment of undistributed earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can impact income when remeasured at the end of each quarter. An $824 million U.S. dollar-denominated intercompany loan (the Intercompany Loan) to a European subsidiary was the primary exposure at June 30, 2009.

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

As of June 30, 2009, U. S. Steel held euro forward sales contracts with a total notional value of approximately $190 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), requires derivative instruments to be recognized at fair value in the balance sheet. U. S. Steel has not elected to designate these forward contracts as hedges under FAS 133. Therefore, changes in the fair value of the forward contracts are recognized immediately in the results of operations.

Additionally, we routinely enter into contracts to hedge a portion of our purchase commitments for natural gas to lower our financial exposure related to commodity price fluctuations. As part of this strategy, we utilize fixed-price forward physical purchase contracts. Historically, these forward physical purchase contracts have qualified for the normal purchases and normal sales exemption under FAS 133. However, due to reduced natural gas consumption, we have net settled some of our excess natural gas purchase contracts. Therefore, some of the remaining contracts no longer meet the exemption criteria and are therefore subject to mark-to-market accounting. As of June 30, 2009, U. S. Steel held commodity contracts for natural gas with a total notional value of approximately $66 million that are subject to mark-to-market accounting. As of June 30, 2008, all contracts qualified for the normal purchase normal sales exemption under FAS 133 and were not subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and June 30, 2008:

(In millions)	Location of Fair Value in Balance Sheet	Fair Value June 30, 2009	Fair Value December 31, 2008
Foreign exchange forward contracts	Accounts (payable) receivable	$(12)	$14
Forward physical purchase contracts	Accounts payable	$(40)	$(18)

	Location of Gain (Loss) on Derivative in Statement of Operations	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended June 30, 2009	Six Months ended June 30, 2009
Foreign exchange forward contracts	Other financial costs	$(11)	$11
Forward physical purchase contracts	Cost of Sales	$3	$(46)

	Location of Gain (Loss) on Derivative in Statement of Operations	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended June 30, 2008	Six Months ended June 30, 2008
Foreign exchange forward contracts	Other financial costs	$1	$(28)
Forward physical purchase contracts	Cost of Sales	N/A	N/A

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

16.	Debt

(In millions)	Interest Rates %	Maturity	June 30, 2009	December 31, 2008
2037 Senior Notes	6.65	2037	$350	$350
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	-
2013 Senior Notes	5.65	2013	300	300
Five-year Term Loan	Variable	2009 – 2012	-	475
Three-year Term Loan	Variable	2009 – 2010	-	180
Province Note (C$150 million)	1.00	2015	129	122
Environmental Revenue Bonds	4.75 – 6.25	2011 – 2016	458	458
Fairfield Caster Lease		2009 – 2012	29	37
Other capital leases and all other obligations		2009 – 2014	33	35
Credit Facility, $734.5 million and $750 million	Variable	2012	-	-
USSK Revolver, €200 million	Variable	2011	283	282
USSK credit facilities, €60 million ($77 and $85 million)	Variable	2009	-	-
USSS credit facility, €50 ($49 and $70 million)	Variable	2009 – 2010	-	-

Total			3,395	3,189
Less Province Note fair value adjustment			38	38
Less unamortized discount			6	6
Less short-term debt and long-term debt due within one year			18	81

Long-term debt			$3,333	$3,064

Issuance of Senior Convertible Notes

On May 4, 2009, U. S. Steel issued $863 million of 4.00% Senior Convertible Notes (the “2014 Senior Convertible Notes”) due May 15, 2014. U. S. Steel received net proceeds from the offering of $836 million after fees of $27 million related to the underwriting discount and third party expenses. The fees for the issuance of the 2014 Senior Convertible Notes will be amortized to interest expense over the five-year term of the 2014 Senior Convertible Notes.

The 2014 Senior Convertible Notes are senior and unsecured obligations that rank equally with U. S. Steel’s other existing and future senior and unsecured indebtedness. Interest on the 2014 Senior Convertible Notes is payable semi-annually on May 15th and November 15th of each year, beginning on November 15, 2009. If an event of default regarding the 2014 Senior Convertible Notes should occur and be continuing, either the trustee or the holders of not less than 25% in the principal amount of outstanding 2014 Senior Convertible Notes may declare the 2014 Senior Convertible Notes immediately due and payable. The 2014 Senior Convertible Notes were issued under U. S. Steel’s shelf registration statement and are not listed on any national securities exchange.

U. S. Steel may not redeem the 2014 Senior Convertible Notes prior to their maturity date. Holders may convert their 2014 Senior Convertible Notes into shares of U. S. Steel common stock at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of May 15, 2014. The initial conversion rate for the 2014 Senior Convertible Notes is 31.3725 shares of U. S. Steel common stock per $1,000 principal amount of 2014 Senior Convertible Notes, equivalent to an initial conversion price of approximately $31.875 per share of common stock, subject to adjustment as defined in the 2014 Senior Convertible Notes. On the issuance date of the 2014 Senior Convertible Notes, the market price of U. S. Steel’s common stock was below the stated conversion price of $31.875 and therefore, there was no beneficial conversion option to the holders. Based on the initial conversion rate, the 2014 Senior Convertible Notes are convertible into 27,058,781 shares of U. S. Steel common stock. However, we reserved 33,824,000 shares, which is the maximum amount that could be issued upon conversion. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash upon conversion.

If U. S. Steel undergoes a fundamental change, as defined in the 2014 Senior Convertible Notes, holders may require us to repurchase the 2014 Senior Convertible Notes in whole or in part for cash at a price equal to 100% of the principal amount of the 2014 Senior Convertible Notes to be purchased plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding the repurchase date.

The 2014 Senior Convertible Notes restrict our ability to create certain liens, to enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of our assets.

Repayment of Term Loans

U. S. Steel used $655 million of the net proceeds from the issuance of the 2014 Senior Convertible Notes and the issuance of common stock (see Note 13) to repay all amounts outstanding under its three-year Term Loan due October 2010 and five-year Term Loan due May 2012. The remaining net proceeds will be used for general corporate purposes.

Amended Credit Agreement

On June 12, 2009, U. S. Steel entered into an amendment and restatement of its $750 million Credit Agreement dated May 11, 2007 (Amended Credit Agreement) which revised pricing and amended other customary terms and conditions. U. S. Steel simultaneously entered into a security agreement providing for a security interest in the majority of its domestic inventory, certain accounts receivable and related collateral.

The Amended Credit Agreement established a borrowing base formula, which limits the amounts U. S. Steel can borrow to a certain percent of the value of certain domestic inventory less specified reserves, and eliminates the previous financial covenants that consisted of an interest coverage ratio and a leverage ratio. The Amended Credit Agreement contains a new financial covenant requiring U. S. Steel to maintain a fixed charge coverage ratio (as defined in the Amended Credit Agreement) of at least 1.10 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 15% of the total aggregate commitments and $112.5 million. Lehman Brothers Commercial Bank, an affiliate of the former investment bank, withdrew from the facility in June of 2009, reducing availability under the Amended Credit Agreement to $734.5 million. On July 20, 2009, the commitment previously held by Lehman Brothers Commercial Bank was replaced by an existing lender and the total availability under the facility increased to $750 million.

As of June 30, 2009, there were no amounts drawn on the Amended Credit Agreement and our availability was $734.5 million. We met the fixed charge coverage ratio test on June 30, 2009. If current economic conditions continue, the value or levels of inventory may decrease or we may not be able to meet the fixed charge coverage ratio test in the future. Either or both of those situations would affect our ability to borrow the full amount of this facility.

Other obligations

At June 30, 2009, in the event of a change in control of U. S. Steel, debt obligations totaling $2,463 million, plus any sums then outstanding under our $750 million Credit Facility may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $44 million or provide a letter of credit to secure the remaining obligation.

In the event of the bankruptcy of Marathon Oil Corporation (Marathon), $486 million of obligations related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

U. S. Steel Košice (USSK) credit facilities

At June 30, 2009, USSK had €200 million (approximately $283 million) borrowed against its three-year revolving unsecured credit facility.

At June 30, 2009, USSK had no borrowings against its €40 million and €20 million credit facilities (which approximated $85 million), but had $8 million of customs and other guarantees outstanding, reducing availability to $77 million.

U. S. Steel Serbia (USSS) credit facility

On September 25, 2008, USSS entered into a series of agreements providing for a €50 million (approximately $71 million) committed working capital facility that is partially secured by USSS’s inventory of finished and semi-finished goods. Interest on borrowings under the facility is based on a spread over BELIBOR, EURIBOR or LIBOR. The agreements contain customary terms and conditions and €10 million of the agreements expire on August 31, 2009 with the remaining €40 million of the agreements expiring on August 31, 2010. At June 30, 2009, there were no borrowings against this facility. As of June 30, 2009, availability was $49 million under the terms of the facility.

17.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	June 30, 2009	December 31, 2008
Balance at beginning of year	$48	$40
Additional obligations incurred	-	4
Obligations settled	(3)	-
Revisions in estimated closure costs	-	(1)
Foreign currency translation effects	1	2
Accretion expense	1	3

Balance at end of period	$47	$48

Certain asset retirement obligations related to disposal costs of certain fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate their fair value.

18.	2008 Collective Bargaining Agreements

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

19.	Variable Interest Entities

In accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), U. S. Steel consolidates the following entities:

Blackbird Acquisition Inc.

Blackbird Acquisition Inc. (Blackbird) is an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird; however, because the entity was established to conduct substantially all of its activities on behalf of U. S. Steel and does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support from U. S. Steel, U. S. Steel is considered to be the primary beneficiary. At June 30, 2009 and December 31, 2008, there were no assets or liabilities consolidated through Blackbird.

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. DRB manages the development and marketing of the property. At June 30, 2009, DRB was financed primarily through a secured, non-recourse lot development loan of approximately $1 million. The creditors of DRB have no recourse to the general credit of U. S. Steel. The majority of the expected returns flow to U. S. Steel; therefore, U. S. Steel is the primary beneficiary of DRB.

The consolidation of DRB had an insignificant effect on U. S. Steel’s results from operations for the quarters and six month periods ended June 30, 2009 and 2008. The assets of DRB consolidated by U. S. Steel totaled $13 million at June 30, 2009 and December 31, 2008. The assets are primarily comprised of inventory of $9 million as of June 30, 2009 and December 31, 2008. Total liabilities of DRB consolidated by U. S. Steel totaled $3 million at June 30, 2009 and December 31, 2008. The liabilities of DRB consolidated by U. S. Steel are primarily comprised of accounts payable and accrued development costs of $2 million as of June 30, 2009 and December 31, 2008.

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

At June 30, 2009 and December 31, 2008, Gateway had added approximately $253 million and $162 million, respectively, in assets to our consolidated balance sheet. The assets were comprised mainly of construction in progress, which were entirely offset by the noncontrolling interest. Additionally, Gateway had added approximately $19 million in liabilities at June 30, 2009 and December 31, 2008. The liabilities were comprised mainly of accounts payable, which were also entirely offset by the noncontrolling interest. Creditors of Gateway have no recourse to the general credit of U. S. Steel. For the three and six months ended June 2009 and 2008, the consolidation of Gateway had an insignificant effect on U. S. Steel’s results from operations.

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

The consolidation of Leeds Retail Center had an insignificant impact on U. S. Steel’s results from operations for the three and six months ended June 30, 2009. At June 30, 2009 and December 31, 2008, the consolidated assets and liabilities of Leeds Retail Center were insignificant to U. S. Steel’s balance sheet.

20.	Sale of Accounts Receivable

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

In June 2009, U. S. Steel entered into agreements which amended the Receivables Purchase Agreement. The amendments revised pricing, increased reserve factors and percentages, provide for a termination event if there is a change of control of U. S. Steel, amended the definition of “Eligible Receivables,” changed certain performance triggers and made conforming and clarifying changes. The amended Receivables Purchase Agreement expires on September 24, 2010.

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

At June 30, 2009 and December 31, 2008, $295 million and $500 million, respectively, of eligible accounts receivable could have been sold under this facility. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which has historically not been significant.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We incurred insignificant costs for the three and six months ended June 30, 2009 and $1 million for the three and six months ended June 30, 2008 relating to fees on the Receivables Purchase Agreement. These costs are included in other financial costs in the statement of operations.

The table below summarizes cash flows related to the program:

	Six Months Ended June 30,
(In millions)	2009	2008
Proceeds from:
Collections reinvested	$-	$6,200

The table below summarizes the trade receivables for USSR:
(In millions)	June 30, 2009	December 31, 2008
Balance of accounts receivable – net, purchased by USSR	$568	$1,030
Revolving interest sold to conduits	-	-

Accounts receivable – net, included in the accounts receivable balance on the balance sheet of U. S. Steel	$568	$1,030

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt.

21.	Fair Value of Financial Instruments

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 15, by individual balance sheet account. U. S. Steel’s financial instruments at June 30, 2009 and December 31, 2008 were:

	June 30, 2009		December 31, 2008
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Cash and cash equivalents	$1,950	$1,950	$724	$724
Receivables	1,144	1,144	2,106	2,106
Receivables from related parties	113	113	182	182
Income Tax Receivable	129	129	-	-
Investments and long-term receivables (a)	15	15	23	23

Total financial assets	$3,351	$3,351	$3,035	$3,035
Financial liabilities:
Accounts payable	$986	$986	$1,440	$1,440
Accounts payable to related parties	87	87	43	43
Accrued interest	35	35	33	33
Debt (b)	3,287	3,291	2,650	3,075

Total financial liabilities	$4,395	$4,399	$4,166	$4,591

(a)	Excludes equity method investments.
(b)	Excludes capital lease obligations.

The fair value of financial instruments classified as current assets or liabilities approximates the carrying value due to the short-term maturity of the instruments. The fair value of investments and long-term receivables was based on discounted cash flows. U. S. Steel is subject to market risk and liquidity risk related to its investments; however, these risks are not readily quantifiable. The fair value of long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 25.

22.	Comprehensive Income (Loss)

The following table reflects the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Net (loss) income	$(392)	$674	$(831)	$914
Changes in foreign currency translation adjustments, net of tax	202	17	132	51
Changes in employee benefit accounts, net of tax	22	13	40	40

Comprehensive (loss) income	$(168)	$704	$(659)	$1,005

23.	Statement of Changes in Stockholders’ Equity

The following table reflects the reconciliation at the beginning and the end of the period of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

Six Months Ended June 30, 2009	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$5,059		$5,666	$(3,269)	$124	$(612)	$2,986	$164
Comprehensive income:
Net Loss	(831)	(831)	(831)
Other comprehensive income (loss), net of tax:
Pension and Other Benefit Adjustments	40	40		40
Currency Translation Adjustment	132	132		131				1
Common Stock Issued	666				27		639
Employee stock plans	14					2	12
Dividends paid on common stock	(42)		(42)
Partner Contributions	90							90
Other	1							1

Balance at June 30, 2009	$5,129	$(659)	$4,793	$(3,098)	$151	$(610)	$3,637	$256

Six Months Ended June 30, 2008	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$5,619		$3,683	$(836)	$124	$(395)	$2,955	$88
Comprehensive income:
Net Income	914	914	903					11
Other comprehensive income (loss), net of tax:
Pension and Other Benefit Adjustments	40	40		40
Currency Translation Adjustment	51	51		51
Employee stock plans	27					10	17
Common stock issued/repurchased	(85)					(85)
Dividends paid on common stock	(59)		(59)
Partner Contributions	25							25
Other	2			1				1

Balance at June 30, 2008	$6,534	$1,005	$4,527	$(744)	$124	$(470)	$2,972	$125

24.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, transportation services and fees for providing various management and other support services to equity and other related parties. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $136 million and $330 million for the quarters ended June 30, 2009 and 2008, respectively and $281 million and $623 million for the six months ended June 30, 2009 and 2008, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties.

Purchases from equity investees for outside processing services amounted to $17 million and $66 million for the quarters ended June 30, 2009 and 2008, respectively and $71 million $85 million for the six months ended June 30, 2009 and 2008, respectively. Purchases of taconite pellets from equity investees amounted to $41 million and $53 million for the quarters ended June 30, 2009 and 2008, respectively and $52 million and $68 million for the six months ended June 30, 2009 and 2008.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $44 million and $42 million at June 30, 2009 and December 31, 2008, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other equity investees totaled $43 million and $1 million at June 30, 2009 and December 31, 2008, respectively.

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

Asbestos matters – As of June 30, 2009, U. S. Steel was a defendant in approximately 415 active cases involving approximately 3,015 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). Approximately 2,600, or about 86 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the six months ended June 30, 2009, U. S. Steel paid approximately $6 million in settlements. These settlements and other dispositions resolved approximately 145 claims. New case filings in the first six months of 2009 added approximately 110 claims. At December 31, 2008, U. S. Steel was a defendant in approximately 450 active cases involving approximately 3,050 plaintiffs. During 2008, U. S. Steel paid approximately $13 million in settlements. These settlements and other dispositions resolved approximately 400 claims. New case filings in the year ended December 31, 2008 added approximately 450 claims. Most claims filed in 2008 and 2009 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 185 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities, which are recorded in deferred credits and other liabilities, totaled $153 million at June 30, 2009, of which $14 million was classified as current, and $162 million at December 31, 2008, of which $14 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $1 million and $4 million for the quarters ended June 30, 2009 and June 30, 2008, respectively, and $3 million and $5 million for the six months ended June 30, 2009 and 2008, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 25 to 45 percent.

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

Projects with Ongoing Study and Scope Development – There are six environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are five Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant and U. S. Steel’s former Geneva Works) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of June 30, 2009, accrued liabilities for these projects totaled $21 million for the costs of studies, investigations, interim measures, design and/or remediation. The Geneva Works project was previously considered a “significant project with defined scope”; however, further studies are being conducted which are likely to result in an expanded scope. The scope of the UPI project, depending on agency negotiations and other factors, could become defined in 2009. Additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects may prove insignificant or could be as much as $40 million to $70 million.

Significant Projects with Defined Scope – As of June 30, 2009, a total of $50 million was accrued for projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site. Additional projects with defined scope include the Municipal Industrial & Disposal Company (MIDC) CERCLA site in Elizabeth, PA, and the Duluth St. Louis Estuary and Upland Project. As of June 30, 2009, accrued liabilities for these two additional projects totaled $32 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are seven other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2009 was $15 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at June 30, 2009 was $9 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $20 million at June 30, 2009 and were based on known scopes of work.

Administrative and Legal Costs – As of June 30, 2009, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2009 and 2008, such capital expenditures totaled $23 million and $29 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

CO2 Emissions – Many nations, including the United States, are considering regulation of CO2 emissions. International negotiations to supplement or replace the 1997 Kyoto Protocol are ongoing. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The European Union has established greenhouse gas regulations. Canada has published details of a regulatory framework for greenhouse gas emissions as discussed below. In the United States, the current Administration has announced its commitment to implement a national cap-and-trade program to reduce greenhouse gas emissions by 80 percent by 2050. The parameters and timetable of this proposed program have not been determined so it is impossible to estimate its impact on U. S. Steel, although it could be significant. Such regulations may entail substantial capital expenditures, restrict production, and raise the price of coal and other carbon based energy sources.

On June 26, 2009, the United States House of Representatives passed the American Clean Energy and Security Act (also known as the Waxman-Markey Bill). The bill would establish a national “cap-and-trade” program (phase in beginning in 2012) that would require entities emitting greenhouse gases (or in some instances the producers of fuels that will result in such emissions) to present allowances, starting in 2014, to account for each ton of CO2 equivalent emitted, subject to yearly national caps on overall emissions from covered sources. The legislation included provisions that would grant limited relief, including the allocation of free allowances, for qualifying energy-intensive and trade-sensitive industries, for which iron and steel producers should qualify. If enacted as passed by the House, this bill could have far ranging economic and operational consequences for U. S. Steel. The bill was referred to the United States Senate for further consideration.

In July 2008, following approval by the European Commission of Slovakia’s national allocation plan for the 2008 to 2012 trading period (NAP II), Slovakia has granted USSK more CO2 allowances per year than USSK received for NAP I, the first allocation period. Based on actual carbon emissions in 2008, we believe that USSK will have sufficient emissions allowances for the NAP II period without purchasing additional allowances. During the second quarter of 2009, USSK entered into transactions to sell a portion of our emissions allowances and recognized approximately $34 million of gains related to these transactions. These gains are reflected in the net gains on disposal of assets line on the Consolidated Statement of Operations.

On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution (the Plan). The Plan would set mandatory reduction targets on all major greenhouse gas producing industries to achieve an absolute reduction of 150 megatonnes in greenhouse gas emissions from 2006 levels by 2020. On March 10, 2008,

Canada’s federal government published details of its Regulatory Framework for Industrial Greenhouse Gas Emissions (the Framework). The Plan and the Framework provide that facilities existing in 2004 will be required to cut their greenhouse gas emissions intensity by 18 percent below their 2006 baseline by 2010, with a further 2 percent reduction in each following year. The Framework provided that newer and future facilities would be subject to phased in 2% annual emissions intensity reduction obligations and clean fuel standards. Companies will be able to choose the most cost-effective way to meet their targets from a range of options which include carbon trading, offsets and credit for early action (between 1992 and 2006). The Framework effectively exempts fixed process emissions of CO2, which could exclude certain iron and steel producing CO2 emissions from mandatory reductions. More recently, the federal government has indicated that it may reconsider its proposed intensity-based approach in light of potential U.S. legislation which may impose emission caps and import duties on countries which do not have a comparable regime. On June 12, 2009, Canada’s federal government released for comment two draft guides related to the establishment of an Offset System in Canada. These draft documents propose rules and provide guidance on the requirements and processes to create offset credits and the requirements and processes to verify the eligible greenhouse gas reductions achieved from an offset project. Canada’s federal government has stated that, once in place, the Offset System will establish tradable credits and encourage cost-effective domestic greenhouse gas reductions in areas that will not be covered by planned federal greenhouse gas regulations.

In December 2007, the Ontario government announced its own Action Plan on Climate Change (the Ontario Action Plan). The Ontario Action Plan targets reductions in Ontario greenhouse gas emissions of 6 percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050. In December 2008, Ontario launched a consultation process towards the development of a cap and trade system to be implemented as early as 2010. In May, 2009, Ontario released proposed amendments to the Environmental Protection Act that would provide, if passed, the regulatory authority to set-up a greenhouse gas cap-and-trade system. At the same time, the Ontario government also released a discussion paper, “Moving Forward: A Greenhouse Gas Cap-and-Trade System for Ontario” which (i) helps clarify the cap-and-trade approach being considered in Ontario and the different options for elements of the approach; and, (ii) seeks stakeholder input on various elements of the proposed cap-and-trade system. Comments are being accepted until July 26, 2009. The Ontario government has indicated that it plans on having a cap-and-trade system in place by 2012, and that it will aim to harmonize its system with the Canadian federal, North American and international approaches.

The impact on USSC of the federal and Ontario proposals, if implemented, cannot be estimated at this time.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $153 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantee – The guarantee of the indebtedness of an unconsolidated entity of U. S. Steel totaled $9 million at June 30, 2009. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

Contingencies related to the Separation from Marathon – In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $28 million as of June 30, 2009 may be declared immediately due and payable.

NIPSCO Litigation Reserve – In March 2008, the Indiana Court of Appeals reversed a previous decision of the Indiana Utilities Regulatory Commission involving a rate escalation provision in U. S. Steel’s electric power supply contract with Northern Indiana Public Service Company and a reserve of $45 million related to prior year effects was established in the first quarter of 2008. In June 2009, the Indiana Supreme Court overruled the Court of Appeals, and we reversed the reserve related to this litigation.

Antitrust Class Actions - In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases are filed as class actions and claim treble damages for the period 2005 to present, but do not allege any damage amounts. U.S. Steel will vigorously defend these lawsuits and does not believe that it has any liability regarding these matters.

Investment Canada Action - On July 17, 2009, the Attorney General of Canada initiated a proceeding under Section 40 of Canada’s Investment Canada Act by filing an application in the Canadian federal court that seeks to impose a financial penalty on U. S. Steel due to the Company’s alleged failure to comply with two of the 31 undertakings made by U. S. Steel to the Minister of Industry in connection with the 2007 acquisition of Stelco. The specific undertakings at issue concern production and employment levels anticipated at U. S. Steel Canada (USSC) assuming certain business conditions. In response to a previous written demand from the Minister with respect to this matter, the Company provided full disclosure regarding the operations at USSC and the impact that the sudden and severe world-wide economic downturn has had on the global steel sector and all of the Company’s North American operations, including operations at USSC. In accordance with the specific language of the undertakings at issue, the unprecedented economic downturn, the effects of which were beyond the control of the company, expressly excuse any non-attainment of the production and employment levels targeted by the 2007 submission. The Company is vigorously defending the matter and believes that the action is without justification or authority.

Randle Reef – The Canadian and Ontario governments have identified a sediment deposit in Hamilton Harbor near USSC’s Hamilton Works for remediation, which the regulatory agencies estimate will require expenditures of approximately C$90 million (approximately $77 million). The national and provincial governments have each allocated C$30 million (approximately $26 million) for this project and they have stated that they will be looking for local sources, including industry, to fund the remaining C$30 million (approximately $26 million). USSC has committed to supply the steel necessary for the proposed encapsulation and has accrued C$7 million (approximately $6 million). Additional contributions may be sought.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $14 million at June 30, 2009). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

1314B Partnership – The partnership was terminated on October 31, 2008. U. S. Steel, under certain circumstances, is required to indemnify the limited partners if product sales from the partnership prior to 2003 fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at June 30, 2009, including interest and tax gross-up, is approximately $100 million. No liability has been recorded for this indemnification as management believes that the potential exposure is not probable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $158 million as of June 30, 2009, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At June 30, 2009, U. S. Steel’s contract commitments to acquire property, plant and equipment totaled $150 million.

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

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2012. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at the Edgar Thomson plant are permanently discontinued. At June 30, 2009, a maximum termination payment of $16 million, which declines through the contract period, would apply if associated steelmaking operations were permanently discontinued.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2012. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Granite City Works are permanently discontinued or an alternative steelmaking technology eliminates the use of oxygen. At June 30, 2009, a maximum termination payment of $8 million, which declines through the contract period, would apply if associated steelmaking operations were permanently discontinued.

U. S. Steel is party to an arrangement for the supply of industrial gases that expires in 2013. There is no monthly minimum facility fee associated with this arrangement; however, U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Gary Works are permanently discontinued. At June 30, 2009, a maximum termination payment of $64 million, which declines through the contract period, would apply if associated steelmaking operations were permanently discontinued.

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

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2015. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Great Lakes Works are permanently discontinued. At June 30, 2009, a maximum termination payment of $8 million, which declines through the contract period, would apply if steelmaking operations were permanently discontinued.

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

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2013. U. S. Steel is required to pay a minimum facility fee of less than $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Lake Erie Works are permanently discontinued or for technological obsolescence. At June 30, 2009, a maximum termination payment of approximately $20 million would apply if associated steelmaking operations are permanently discontinued.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2024. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $2 million per month beginning October 2009. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Lake Erie Works are permanently discontinued or for technological obsolescence. If associated steelmaking operations are permanently discontinued after October 1, 2017, a maximum termination payment of approximately $40 million is due.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases at USSS that expires in 2021. Under this arrangement, U. S. Steel is required to pay a minimum facility fee and a fixed production fee that total approximately $2 million per month. U. S. Steel can elect to terminate this contract early by providing 90 days written notice and paying a maximum termination fee, which declines through the contract period, of approximately $52 million as of June 30, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2008, and Item 1A. Risk Factors in this Form 10-Q. References in this Quarterly Report on Form 10-Q to “U. S. Steel,” “the Company,” “we,” “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context. As discussed in this Quarterly Report on Form 10-Q, we are unable to predict the timing or strength of economic recovery; therefore, in calculating many of the accruals and estimates required to be made, we have assumed a relatively static operating environment.

U. S. Steel has been and continues to be adversely impacted by the current global recession. Our raw steel capability utilization rate in the first half of 2009 was 35 percent for North American operations and 56 percent for European operations. As further described below, we incurred an operating loss of $943 million in the first half of 2009 and we expect an operating loss in the third quarter as our order book and prices remain at low levels and idled facility carrying costs continue to be incurred. See page 12 of our Annual Report on Form 10-K for the year ended December 31, 2008 and pages 29-30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 for the numerous actions we have taken to enhance our liquidity, maintain a solid balance sheet and position us for growth over the long term.

CRITICAL ACCOUNTING ESTIMATES

The following critical accounting estimates should be read in conjunction with those included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Inventories – Inventories are carried at the lower of cost or market on a worldwide basis.

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used on 48 percent and 39 percent of consolidated inventories at June 30, 2009 and December 31, 2008, respectively.

If steel selling prices continue to decrease, additional write-downs of inventory may be necessary specifically, inventories valued under the FIFO method at U. S. Steel Europe (USSE) and U. S. Steel Canada (USSC) and recently acquired inventories at Texas Operations.

Equity Method Investments – Investments in entities over which U. S. Steel has significant influence are accounted for using the equity method of accounting and are carried at U. S. Steel’s share of net assets plus loans and advances and our share of earnings and distributions. Differences in the basis of the investment and the underlying net asset value of the investee, if any, are amortized into earnings over the remaining useful life of the associated assets.

Income from investees includes U. S. Steel’s proportionate share of income from equity method investments, which is generally recorded a month in arrears, except for significant and unusual items which are recorded in the period of occurrence. Gains or losses from changes in ownership of unconsolidated investees are recognized in the period of change. Unrealized profits and losses on transactions with equity investees have been eliminated in consolidation unless it has been determined that the inventory value is not recoverable.

U. S. Steel evaluates impairment of its equity method investments whenever circumstances indicate that a decline in value below carrying value is other than temporary. Under these circumstances, we would adjust the investment down to its estimated fair value, which would become its new carrying value.

Goodwill – Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. We have two reporting units that have a significant amount of goodwill. Our Flat-rolled reporting unit was allocated goodwill from the Stelco and Lone Star acquisitions in 2007. These amounts reflect the benefits we expect the Flat-rolled reporting unit to realize from expanding our flexibility in meeting our customers’ needs and running our Flat-rolled facilities at higher operating rates to source our semi-finished product needs. Our Texas Operations reporting unit, which is part of our Tubular operating segment, was allocated goodwill from the Lone Star acquisition, reflecting the benefits we expect the reporting unit to realize from expanding our tubular operations.

Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the fair value of the associated reporting unit to its carrying value, including goodwill. Fair value is determined using the income approach, which is based on projected future cash flows discounted to present value using factors that consider the timing and the risk associated with the future cash flows. Effective January 1, 2009, fair value will be determined in accordance with Financial Accounting Standard (FAS) No. 157, “Fair Value Measurements,” using a combination of the income, market and cost approaches as applicable.

Our annual goodwill impairment test completed in the third quarter of 2008 did not indicate that goodwill was impaired for either reporting unit. The change in business and economic conditions in the fourth quarter of 2008 was considered a triggering event as defined by FAS No. 142, “Goodwill and Other Intangible Assets,” and goodwill was subsequently tested for impairment as of December 31, 2008. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using future cash flow projections based on management’s long range estimates of market conditions over a five-year horizon with a 2.25 percent compound annual growth rate thereafter. We used a discount rate of approximately 11 percent for both reporting units. Our testing did not indicate that goodwill was impaired for either reporting unit as of December 31, 2008. A 0.25 percent increase and a one percent increase in the discount rate used for the Flat-rolled and Texas Operations reporting units, respectively, may have resulted in a material impairment charge. A 0.25 percent and a one percent reduction in the assumed compound annual growth rate used for the Flat-rolled and Texas Operations reporting units, respectively, may have resulted in a material impairment charge.

In order to determine if an interim goodwill impairment test was necessary in the second quarter of 2009, U. S. Steel evaluated the events and economic factors that occurred since the last goodwill impairment test, including the restart of certain idled facilities due to improvements in the order book for our Flat-rolled reporting unit, improved economic indicators, lower import levels, increases in our market capitalization and continued operating losses for both reporting units. U. S. Steel determined that these factors and others, when viewed collectively, did not require an interim goodwill impairment test as of June 30, 2009.

If business conditions deteriorate or other factors have an adverse effect on our estimates of discounted future cash flows or compound annual growth rate, or if we experience a sustained decline in our market capitalization, our annual test of goodwill impairment in the third quarter of 2009 may result in an impairment charge.

RESULTS OF OPERATIONS

Net sales by segment for the second quarter and first six months of 2009 and 2008 are set forth in the following table:

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions, excluding intersegment)	2009	2008		2009	2008
Flat-rolled Products (Flat-rolled)	$1,310	$4,018	-67%	$2,903	$7,180	-60%
U. S. Steel Europe	645	1,760	-63%	1,266	3,116	-59%
Tubular Products (Tubular)	157	912	-83%	672	1,533	-56%

Total sales from reportable segments	2,112	6,690	-68%	4,841	11,829	-59%
Other Businesses	15	54	-72%	36	111	-68%

Net sales	$2,127	$6,744	-68%	$4,877	$11,940	-59%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended June 30, 2009 versus the quarter ended June 30, 2008 is set forth in the following table:

Quarter Ended June 30, 2009 versus Quarter Ended June 30, 2008

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	-59%	-2%	0%	-2%	-4%	-67%
USSE	-37%	-14%	-1%	-7%	-4%	-63%
Tubular	-77%	-1%	0%	0%	-5%	-83%

(a)	Excludes intersegment sales
(b)	Currency translation effects

Sales for all three reportable segments in the 2009 periods were negatively affected by the impacts of the global recession.

Net sales were $2,127 million in the second quarter of 2009, compared with $6,744 million in the same quarter last year. The decrease in sales for the Flat-rolled segment primarily reflected lower shipments. The decrease in sales for the European segment was primarily due to lower shipments, lower average realized euro-based prices and unfavorable currency effects. Including the currency effects, average realized prices for USSE decreased $384 per ton from the same period last year. The decrease in sales for the Tubular segment resulted primarily from lower shipments.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2009 versus the six months ended June 30, 2008 is set forth in the following table:

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	-55%	1%	0%	-3%	-3%	-60%
USSE	-40%	-9%	0%	-7%	-3%	-59%
Tubular	-63%	10%	2%	0%	-5%	-56%

(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $4,877 million in the first six months of 2009, compared with $11,940 million in the same period last year. The decrease in sales for the Flat-rolled segment primarily reflected lower shipments. The decrease in sales for the European segment was primarily due to lower shipments, lower average realized euro-based prices and unfavorable currency effects. Including the currency effects, average realized prices for USSE decreased $256 per ton from the same period last year. The decrease in sales for the Tubular segment resulted primarily from lower shipments, partially offset by higher average realized prices (up $592 per ton).

Operating expenses

Profit-based union payments

Results for the second quarter and first six months of 2009 did not include any costs for profit-based payments to employees represented by the United Steelworkers (USW) because the provisions of the 2008 Collective Bargaining Agreements with the USW (the 2008 CBAs) provide for such payments only after a base threshold of operating income is earned. Results for the second quarter and first six months of 2008 included costs of $73 million and $97 million, respectively. These costs are included in cost of sales on the statement of operations.

Profit-based payment amounts per the agreements with the USW are calculated as a percentage of consolidated income from operations (as defined in the agreements) and are paid as profit sharing to active USW-represented employees (excluding employees of U. S. Steel Canada (USSC)) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $58 million in the second quarter of 2009, compared to $15 million in the second quarter of 2008. Defined benefit and multiemployer pension plan costs totaled $167 million in the first six months of 2009, compared to $29 million in the first six months quarter of 2008. Pension costs in the second quarter and first six months of 2009 included charges of $9 million and $72 million, respectively, of settlement, termination and curtailment charges primarily related to several voluntary early retirement programs (VERPs) accepted by approximately 540 employees. Defined benefit and multiemployer pension plan costs in the first six months of 2009 also included a $10 million pension curtailment charge in connection with the sale of a majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E). Excluding these charges, the increased expense in both periods mainly reflected the decreased funded status of the main U. S. Steel pension plan.

Costs related to defined contribution plans totaled $3 million and $20 million in the second quarter and first six months of 2009, respectively, compared to $9 million and $17 million in the comparable periods in 2008. The first six months of 2009 included $13 million for VERP-related benefits under these plans.

Other benefits costs, including multiemployer plans, totaled $46 million and $101 million in the second quarter and first six months of 2009, respectively, compared to $34 million and $68 million in the corresponding periods of 2008. The increases in both periods reflected the benefit enhancements encompassed by the 2008 CBAs, partially offset by lower costs at USSC as a result of favorable claims experience. The increase in the six month period also reflected termination charges of $11 million related to the VERP that was offered in the first quarter of 2009.

Postemployment benefits

U. S. Steel recorded charges of $3 million and $93 million in the second quarter and first six months of 2009, respectively, related to the recognition of estimated future layoff benefits for employees associated with the temporary idling of certain facilities and reduced production at others. These charges have been recorded in accordance with FAS No. 112 “Employers’ Accounting for Postemployment Benefits,” which requires that costs associated with ongoing benefit arrangements, such as supplemental unemployment benefits, salary continuance and the continuation of health care benefits and life insurance coverage, be recorded no later than the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable.

Selling, general and administrative expenses

Selling, general and administrative expenses were $154 million in the second quarter of 2009, compared to $171 million in the second quarter of 2008. Selling, general and administrative expenses were $297 million in the first six months of 2009, compared to $313 million in the same period of 2008. The decrease in both periods mainly resulted from the absence of accruals for profit-based payments in the 2009 periods and overhead cost reduction efforts, partially offset by higher pension and other benefits costs as discussed above.

(Loss) income from operations by segment for the second quarter and first six months of 2009 and 2008 is set forth in the following table:

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2009	2008		2009	2008
Flat-rolled	$(362)	$468	-177%	$(784)	$565	-239%
USSE	(53)	298	-118%	(212)	459	-146%
Tubular	(88)	177	-150%	39	228	-83%

Total (loss) income from reportable segments	(503)	943	-153%	(957)	1,252	-176%
Other Businesses	(7)	16	-144%	(10)	34	-129%

Segment (loss) income from operations	(510)	959	-153%	(967)	1,286	-175%
Retiree benefit expenses	(34)	1		(66)	2
Other items not allocated to segments:
Litigation reserve	45	-		45	(45)
Federal excise tax refund	34	-		34	-
Net gain on sale of assets	-	-		97	-
Workforce reduction charges	-	-		(86)	-
Flat-rolled inventory transition effects	-	(6)		-	(23)

Total (loss) income from operations	$(465)	$954	-149%	$(943)	$1,220	-177%

Segment results for Flat-rolled

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
(Loss) income from operations ($ millions)	$(362)	$468	-177%	$(784)	$565	-239%
Raw steel production (mnt)	1,964	5,614	-65%	4,243	11,172	-62%
Capability utilization	32.4%	92.7%	-65%	35.2%	92.2%	-62%
Steel shipments (mnt)	1,815	4,849	-63%	3,938	9,550	-59%
Average realized steel price per ton	$677	$777	-13%	$697	$713	-2%

The decrease in Flat-rolled results in the second quarter of 2009 compared to the same period in 2008 resulted mainly from lower commercial effects (approximately $710 million), increased carrying costs for idled facilities (approximately $130 million), lower income from sales of semi-finished steel to Tubular (approximately $80 million), inventory write-downs (approximately $60 million) and lower income from joint ventures (approximately $20 million). These were partially offset by lower raw material costs (approximately $80 million) and the absence of accruals for profit-based payments (approximately $80 million).

The decrease in Flat-rolled results in the first six months of 2009 compared to the same period in 2008 resulted mainly from lower commercial effects (approximately $860 million), increased carrying costs for idled facilities (approximately $240 million), lower income from sales of semi-finished steel to Tubular (approximately $130 million), inventory write-downs (approximately $80 million), the recognition of future layoff benefits (approximately $70 million) and lower income from joint ventures (approximately $40 million). These were partially offset by the absence of accruals for profit-based payments (approximately $100 million).

Segment results for USSE

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
(Loss) income from operations ($ millions)	$(53)	$298	-118%	$(212)	$459	-146%
Raw steel production (mnt)	1,059	1,925	-45%	2,058	3,833	-46%
Capability utilization	57.4%	104.3%	-45%	56.1%	103.9%	-46%
Steel shipments (mnt)	1,035	1,696	-39%	1,932	3,334	-42%
Average realized steel price per ton	$602	$986	-39%	$634	$890	-29%

The decrease in USSE results in the second quarter of 2009 compared to the same period in 2008 was primarily due to lower commercial effects (approximately $410 million) and net unfavorable currency effects (approximately $40 million), partially offset by lower raw material costs (approximately $100 million).

The decrease in USSE results in the first half of 2009 compared to the same period in 2008 was primarily due to lower commercial effects (approximately $530 million), net unfavorable currency effects (approximately $80 million) and write-downs of inventory (approximately $60 million).

Segment results for Tubular

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
(Loss) income from operations ($ millions)	$(88)	$177	-150%	$39	$228	-83%
Steel shipments (mnt)	92	500	-82%	299	933	-68%
Average realized steel price per ton	$1,526	$1,690	-10%	$2,100	$1,508	39%

The decrease in Tubular results in the second quarter of 2009 compared to the same period last year mainly resulted from lower commercial effects (approximately $240 million) and lower of cost or market write-downs (approximately $30 million).

The decrease in Tubular results in the first six months of 2009 compared to the same period last year mainly resulted from lower commercial effects (approximately $90 million), lower of cost or market write-downs (approximately $30 million), reduced income from scrap sales (approximately $30 million), increased carrying costs for idled facilities (approximately $20 million) and recognition of future layoff benefits (approximately $20 million).

Results for Other Businesses

Other Businesses generated a loss of $7 million in the second quarter of 2009, compared to income of $16 million in the second quarter of 2008. Other Businesses generated a loss of $10 million in the first six months of 2009, compared to income of $34 million in the first six months of 2008. The decrease in both periods resulted primarily from lower results for our transportation business due mainly to the sale of EJ&E in the first quarter of 2009.

Items not allocated to segments

The increase in retiree benefit expenses in the second quarter and first six months of 2009 compared to the same periods last year primarily resulted from the decreased funded status of the main pension plan and benefit enhancements included in the 2008 CBAs.

A litigation reserve of $45 million involving a rate escalation provision in a U. S. Steel power supply contract was established in the first quarter of 2008 as a result of a court ruling and was subsequently reversed in the second quarter of 2009 as that decision was overturned. See Part II. Other Information – Item 1. Legal Proceedings.

During the second quarter of 2009, U. S. Steel received a federal excise tax refund of $34 million associated with the recovery of black lung excise taxes that were paid on coal export sales during the period October 1, 1990 to December 31, 1992.

We recorded a $97 million pre-tax net gain on sale of assets in the first six months of 2009 as a result of the sale of a majority of the operating assets of EJ&E. The net gain included a pension curtailment charge of approximately $10 million.

Workforce reduction charges of $86 million in the first six months of 2009 reflected employee severance and net benefit charges related to a VERP accepted by approximately 500 non-represented employees in the United States.

Unfavorable flat-rolled inventory transition effects of $6 million and $23 million in the second quarter and first six months of 2008, respectively, reflected the impact of selling inventory acquired in the acquisition of USSC, which had been recorded at fair value.

Net interest and other financial costs

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2009	2008		2009	2008
Interest and other financial costs	$42	$45	-7%	$81	$94	-14%
Interest income	(1)	(3)	-67%	(3)	(8)	-63%
Foreign currency (gains) losses	(32)	(17)		2	(93)

Total	$9	$25	-64%	$80	$(7)

The changes in net interest and other financial costs in the second quarter and first six months of 2009 compared to the same periods last year were mainly due to changes in foreign currency effects. The foreign currency effects include remeasurement effects on a U.S. dollar-denominated intercompany loan (Intercompany Loan) to a European subsidiary that had an outstanding balance of $824 million at June 30, 2009, and related euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exposure. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 15 to the Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

The income tax benefit in the second quarter and first six months of 2009 was $82 million and $192 million, respectively, compared with provisions of $255 million and $313 million in the second quarter and first six months of 2008, respectively. The effective tax benefit rates in the second quarter and first six months of 2009 are lower than the statutory rate because losses in Canada and Serbia, which are jurisdictions where we have recorded a full valuation allowance on deferred tax assets, do not generate a tax benefit for accounting purposes. Included in the tax benefit in the first six months of 2009 is $35 million of tax expense related to the net gain on the sale of EJ&E and $13 million of tax expense related to the federal excise tax refund.

At June 30, 2009, the net domestic deferred tax asset was $852 million compared to $802 million at December 31, 2008. A substantial amount of U. S. Steel’s domestic deferred tax assets relate to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and payments are made to retirees. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the deferred tax assets will be realized.

At June 30, 2009, the net foreign deferred tax asset was $103 million, net of an established valuation allowance of $430 million. As of December 31, 2008, the net foreign deferred tax asset was $32 million, net of an established valuation allowance of $281 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is provided for Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating losses and credit carryforwards, are more than sufficient to offset future tax liabilities. A full valuation allowance is recorded for Canadian deferred tax assets due to the absence of positive evidence at USSC to support the realizability of the deferred tax assets. If we generate sufficient income in Canada and Serbia, the valuation allowances of $353 million for Canadian deferred tax assets and $66 million for Serbian deferred tax assets as of June 30, 2009, would be partially or fully reversed at such time that it is more likely than not that the deferred tax assets will be realized.

For further information on income taxes see Note 12 to the Financial Statements.

The net loss attributable to United States Steel Corporation was $392 million and $831 million in the second quarter and first six months of 2009, respectively, compared to net income of $668 million and $903 million in the second quarter and first six months of 2008, respectively. The decrease in both periods primarily reflected the factors discussed above.

BALANCE SHEET

Receivables decreased by $1,031 million from year-end 2008 as second quarter 2009 shipment volumes and average realized prices decreased compared to the fourth quarter of 2008.

Inventories decreased by $711 million from December 31, 2008 as a result of low operating levels in the first six months of 2009 and efforts to reduce working capital through consumption of existing inventory.

Income tax receivable represents a portion of the federal income tax refund that we expect to receive in 2010 as a result of carrying back our expected 2009 losses to prior years.

Accounts payable decreased by $410 million from year-end 2008 as second quarter domestic production levels decreased compared to the fourth quarter of 2008.

Payroll and benefits payable decreased by $180 million from year end 2008 mainly due to the absence of accruals for profit-based employee payments in the first six months of 2009 and reductions resulting from permanent and temporary workforce reductions which occurred in the first half of 2009, partially offset by accruals for layoff benefits.

The increase in long-term debt from December 31, 2008 was mainly due to our public offering of $863 million principal amount of 4% Senior Convertible Notes due 2014, partially offset by the repayment of $655 million outstanding under our three-year term loan due October 2010 and five-year term loan due May 2012.

Common stock and Additional paid-in capital increased by $27 million and $651 million, respectively, compared to year-end 2008 primarily as a result of our public offering of 27 million common shares that was completed in May 2009.

CASH FLOW

Net cash provided from operating activities was $361 million for the first six months of 2009, compared to $463 million in the same period last year. The decrease primarily resulted from lower income after adjustments for noncash items, partially offset by a favorable change in working capital. The favorable working capital change mainly reflected reductions in inventories and receivables in the first six months of 2009. Cash provided from operating activities in the first six months of 2008 was reduced by $70 million of voluntary contributions to our main defined benefit pension plan in the United States. Additionally, pursuant to a December 2007 agreement with the USW, we made payments of $43 million in the first six months of 2008 to our trust for retiree health care and life insurance to provide benefits to certain former National Steel employees and their eligible dependents.

Capital expenditures in the first six months of 2009 were $206 million, compared with $299 million in the same period in 2008. Flat-rolled expenditures were $163 million and included spending for modernization of our cokemaking facilities, including expenditures for construction of a co-generation facility at Granite City Works, and development of an enterprise resource planning (ERP) system, a significant portion of which is scheduled to be implemented in August at USSC. USSE expenditures of $28 million were mainly for environmental projects.

Capital expenditures – variable interest entities primarily reflects spending for a non-recovery coke plant to supply Granite City Works by Gateway Energy & Coke Company, LLC (Gateway). This

spending is consolidated in our financial results but is funded by Gateway and, therefore, is completely offset by distributions from noncontrolling interests, which is included in cash flow from financing activities.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at June 30, 2009, totaled $150 million.

Capital expenditures planned for 2009 have been reduced from $740 million to $410 million. Continuing projects consist largely of required environmental and other infrastructure projects already underway. These amounts exclude spending by Gateway discussed above.

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

Restricted cash in the first six months of 2009 primarily reflected collateral required on previously unsecured obligations.

Disposal of assets in the first six months of 2009 reflected pre-tax cash proceeds of approximately $300 million from the sale of a majority of the operating assets of EJ&E and $34 million from the sale of emissions allowances at U. S. Steel Košice (USSK).

Dividends paid in the first six months of 2009 were $42 million, compared with $59 million in the same period in 2008. Payments in the first and second quarters of 2009 reflected quarterly dividend rates of 30 cents and five cents, respectively, per common share. Payments in the first six months of 2008 reflected a quarterly dividend rate of 25 cents per common share.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes U. S. Steel’s liquidity as of June 30, 2009:

(Dollars in millions)

Cash and cash equivalents (a)	$1,949
Amount available under Amended Credit Agreement	735
Amount available under Receivables Purchase Agreement	295
Amounts available under USSK credit facilities	77
Amounts available under USSS credit facilities	49

Total estimated liquidity	$3,105

(a)	Excludes $1 million of cash related to U. S. Steel’s less than wholly owned consolidated entities because these amounts were not available for U. S. Steel’s use.

On June 12, 2009, U. S. Steel entered into an amendment and restatement of its $750 million Credit Agreement dated May 11, 2007 (Amended Credit Agreement) with a group of lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (Agent). U. S. Steel simultaneously entered into a security agreement with the Agent (Security Agreement) providing for a security interest in the majority of its domestic inventory. In connection with the execution and delivery of the Amended Credit Agreement and the Security Agreement, U. S. Steel also entered into an intercreditor agreement among USSR, PNC Bank National Association, The Bank of Nova Scotia and the Agent (Intercreditor Agreement) in its capacity as the collateral agent under the Amended Credit Agreement (Collateral Agent).

The Amended Credit Agreement established a borrowing base formula, which limits the amounts U. S. Steel can borrow to a certain percent of the value of certain domestic inventory less specified reserves, and eliminates the previous financial covenants that consisted of interest and leverage coverage ratios. The Amended Credit Agreement contains a new financial covenant requiring U. S. Steel to maintain a fixed charge coverage ratio (defined as consolidated EBITDA less certain capital expenditures and cash income tax expense to certain fixed charges) of at least 1.10 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 15% of the total aggregate commitments and $112.5 million. The Amended Credit Agreement includes revised pricing and other customary terms and conditions, and will expire on May 11, 2012. The borrowing base formula, the elimination of the interest and leverage covenants and the addition of the new fixed charge ratio were effective on June 30, 2009. The facility was reduced to $734.5 million to reflect the termination of the Lehman Brothers Commercial Bank commitment, but was subsequently increased back to $750 million with the replacement of that commitment with an existing lender. U. S. Steel granted the Collateral Agent a security interest in a majority of its domestic inventory, certain accounts receivable and related collateral pursuant to the Security Agreement. The Intercreditor Agreement addresses the priority of the security interests in U. S. Steel’s domestic receivables between The Bank of Nova Scotia in its capacity as the collateral agent under the Receivables Purchase Agreement (RPA) (discussed below) and the Collateral Agent. For further information regarding the Amended Credit Agreement, Security Agreement and Intercreditor Agreement, see U. S. Steel’s Current Report on Form 8-K filed on June 16, 2009.

As of June 30, 2009, there were no amounts drawn on the Amended Credit Agreement and inventory levels supported the full amount of the facility. We met the fixed charge coverage ratio test on June 30, 2009 with a ratio of 1.36:1.00. If current economic conditions continue, the value or levels of inventory may decrease or we may not be able to meet the fixed charge coverage ratio test in the future. Either or both of those situations would affect our ability to borrow the full amount of this facility.

U. S. Steel has a receivables purchase program that provides up to $500 million of liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. The commitments under the RPA expire in September 2010, but may be extended at the committed purchasers’ discretion. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables LLC (USSR), a consolidated wholly owned special purpose entity. USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables and if any of them are unable to fund such purchases, two banks are committed to do so. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

On June 12, 2009, U. S. Steel entered into agreements which amended the RPA. These agreements increase certain reserve factors and percentages, provide for a termination event if there is a change of control of U. S. Steel, amend the definition of “Eligible Receivables,” change certain performance triggers and make conforming and clarifying changes.

The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. As of June 30, 2009, U. S. Steel had $295 million of eligible receivables, none of which were sold. For further information regarding the agreements, see U. S. Steel’s Current Report on Form 8-K filed on June 16, 2009.

On May 4, 2009, U. S. Steel completed a public offering of $863 million principal amount of 4% Senior Convertible Notes due 2014 and 27,140,000 shares of its Common Stock. U. S. Steel received net proceeds of approximately $1.5 billion and used $655 million to repay all amounts outstanding under its three-year term loan due October 2010 and five-year term loan due May 2012.

At June 30, 2009, USSK had no borrowings against its €40 million and €20 million credit facilities (which approximated $85 million), but had $8 million of customs and other guarantees outstanding, reducing availability to $77 million. Both facilities expire in December 2009. We are currently negotiating new agreements.

At June 30, 2009, USSK had €200 million (approximately $283 million) borrowed against its three-year revolving unsecured credit facility. This facility expires in July 2011.

At June 30, 2009, U. S. Steel Serbia (USSS) had no borrowings against its €50 million committed working capital facility that is partially secured by USSS’s inventory of finished and semi-finished goods. At June 30, 2009, availability under this facility was approximately $49 million. €10 million of the agreements expires on August 31, 2009 with the remaining €40 million of the agreements expiring on August 31, 2010. We expect to complete a new agreement before the 2009 expiration date.

On May 21, 2007, U. S. Steel issued a total of $1.1 billion of senior notes consisting of $350 million at 6.65 percent due 2037, $450 million at 6.05 percent due 2017, and $300 million at 5.65 percent due 2013, (collectively, the Senior Notes). The Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. At June 30, 2009, the aggregate principal amount outstanding under the Senior Notes was $1.1 billion.

On December 10, 2007, U. S. Steel issued $500 million of 7.00% Senior Notes due 2018 (the 2018 Senior Notes). The 2018 Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the 2018 Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. As of June 30, 2009, the principal amount outstanding under the 2018 Senior Notes was $500 million.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $135 million of liquidity sources for financial assurance purposes as of June 30, 2009, and may need to increase this amount during the remainder of 2009. Increases in these commitments are reflected in restricted cash on the Consolidated Statement of Cash Flows.

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $486 million relating to Environmental Revenue Bonds and two capital leases, as well as $28 million relating to an operating lease, may be declared immediately due and payable.

The guarantee of the indebtedness of an unconsolidated entity of U. S. Steel totaled $9 million at June 30, 2009. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

The current recession has restricted our visibility even in the near term and has limited our ability to predict our cash needs with any degree of certainty. Our major cash requirements for the remainder of 2009 are expected to be for carrying costs related to the idled facilities, employee benefits and capital expenditures. We finished the second quarter of 2009 with $1.95 billion of available cash. When business conditions begin to recover, our working capital requirements will likely increase and we may need to draw upon our credit facilities for necessary cash. Funding under the RPA and the Amended Credit Agreement is based on a pool of eligible domestic receivables and domestic inventory, respectively, both of which have declined as a result of lower orders and our efforts to reduce working capital. A sudden increase in orders could require a significant amount of investment in working capital. Should we experience a significant increase in orders or an unexpected need for funds that cannot be met with available cash and our liquidity facilities, we may need to access the capital markets. Over the longer term, we have significant future debt maturities (see Note 15 to the Financial Statements in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2008) and other obligations. Given the uncertainty regarding the duration of the global recession and the current turmoil in the financial markets, it is impossible to predict with any degree of certainty how much cash we will be able to generate, or the availability and terms of new borrowings or equity securities, to meet our long-term obligations.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources. However, in the current unsettled financial markets it is unclear what terms and conditions may be available to us in the future.

Our opinion regarding liquidity is a forward-looking statement based upon currently available information. To the extent that operating cash flow is materially lower than recent levels or external financing sources are not available on terms competitive with those currently available, future liquidity may be adversely affected.

Debt and Senior Convertible Notes Ratings

On April 27, 2009, Moody’s Investors Service (Moody’s) lowered its ratings assigned to our senior unsecured debt from Baa3 to Ba3, assigned a Ba3 rating to our 4% Senior Convertible Notes due 2014 and changed our outlook to negative. The downgrade reflects Moody’s expectations that our debt protection ratios and leverage ratios will weaken significantly over the course of 2009. The downgrade also reflects Moody’s expectation that improvement in industry fundamentals will only come very gradually over the course of 2010 and our return to profitability and improved metrics will be over a protracted time frame.

On April 28, 2009, Standard & Poor’s Ratings Services (S&P) lowered its ratings assigned to our senior unsecured debt from BB+ to BB, assigned a BB rating to our 4% Senior Convertible Notes due 2014 and assigned us a stable outlook. The ratings reflect challenging steel industry conditions, the unpredictable timing of a rebound and S&P’s expectations for a long, slow recovery. The ratings also reflect our capital-intensive operations, exposure to highly cyclical and competitive markets, a high degree of operating leverage, aggressive financial leverage (including underfunded post-retirement benefit obligations), our good liquidity, good scope and breadth of product and operations, and benefits of our backward integration into iron ore and coke production.

On April 15, 2009, Fitch Ratings (Fitch) affirmed its BBB- ratings assigned to our senior unsecured debt and revised our outlook to negative. On April 27, 2009, Fitch assigned a BBB- rating to our 4% Senior Convertible Notes due 2014. The negative outlook reflects Fitch’s view that the steel market will be extremely weak over the near term, that capacity utilization rates are historically low and that there is limited visibility on earnings.

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new material off-balance sheet arrangements during the first six months of 2009.

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

Many nations, including the United States, are considering regulation of carbon dioxide (CO2) emissions. International negotiations to supplement or replace the 1997 Kyoto Protocol are ongoing. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The EU has established greenhouse gas regulations; Canada has published details of a regulatory framework for greenhouse gas emissions; and the United States has passed a bill in the House of Representatives. Such regulations may entail substantial capital expenditures, restrict production, and raise the price of coal and other carbon-based energy sources. In recognition of increased global attention to industrial greenhouse gas emissions, U. S. Steel established several years ago policies, organizations, and practices that are allowing us to continuously improve corporate-wide performance in this area and to be prepared to respond to future legal and regulatory requirements.

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

In July 2008, following approval by the EC of Slovakia’s national allocation plan for the 2008 – 2012 trading period (NAP II), Slovakia has granted USSK more CO2 allowances per year than USSK received for the 2005 to 2007 trading period. Based on actual carbon emissions in 2008, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. During the second quarter of 2009, USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized $34 million of gains related to these transactions.

On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution (the Plan). The Plan would set mandatory reduction targets on all major greenhouse gas producing industries to achieve an absolute reduction of 150 megatonnes in greenhouse gas emissions from 2006 levels by 2020. On March 10, 2008, Canada’s federal government published details of its Regulatory Framework for Industrial Greenhouse Gas Emissions (the Framework). The Plan and the Framework provide that facilities existing in 2004 will be required to cut their greenhouse gas emissions intensity by 18 percent below their 2006 baseline by 2010, with a further 2 percent reduction in each following year. The Framework provided that newer and future facilities would be subject to phased in 2 percent annual emissions intensity reduction obligations and clean fuel standards. Companies will be able to choose the most cost-effective way to meet their targets from a range of options which include carbon trading, offsets and credit for early action (between 1992 and 2006). The Framework effectively exempts fixed process emissions of CO2, which could exclude certain iron and steel producing CO2 emissions from mandatory reductions. More recently, the federal government has indicated that it may reconsider its proposed intensity-based approach in light of potential U.S. legislation which may impose emission caps and import duties on countries which do not have a comparable regime. On June 12, 2009, Canada’s federal government released for comment two draft guides related to the establishment of an Offset System in Canada. These draft documents propose rules and provide guidance on the requirements and processes to create offset credits and the requirements and processes to verify the eligible greenhouse gas reductions achieved from an offset project. Canada’s federal government has stated that, once in place, the Offset System will establish tradable credits and encourage cost-effective domestic greenhouse gas reductions in areas that will not be covered by planned federal greenhouse gas regulations.

In December 2007, the Ontario government announced its own Action Plan on Climate Change (the Ontario Action Plan). The Ontario Action Plan targets reductions in Ontario greenhouse gas emissions of 6 percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050. In December 2008, Ontario launched a consultation process towards the development of a cap-and-trade system to be implemented as early as 2010. In May 2009, Ontario released proposed amendments to the Environmental Protection Act that would provide, if passed, the regulatory authority to set-up a greenhouse gas cap-and-trade system. At the same time, the Ontario government also released a discussion paper, “Moving Forward: A Greenhouse Gas Cap-and-Trade

System for Ontario” which (i) helps clarify the cap-and-trade approach being considered in Ontario and the different options for elements of the approach and (ii) seeks stakeholder input on various elements of the proposed cap-and-trade system. Comments are being accepted until July 26, 2009. The Ontario government has indicated that it plans on having a cap-and-trade system in place by 2012, and that it will aim to harmonize its system with the Canadian federal, North American and international approaches.

The impact on USSC of the federal and Ontario proposals, if implemented, cannot be estimated at this time.

On June 26, 2009, the United States House of Representatives passed the American Clean Energy and Security Act (also known as the Waxman-Markey Bill). The bill would establish a national cap-and-trade program that would require entities emitting greenhouse gases (or in some instances the producers of fuels that will result in such emissions) to present allowances (starting in 2014) to account for each ton of CO2 equivalent emitted, subject to yearly national caps on overall emissions from covered sources. The legislation includes provisions that would grant limited relief, including the allocation of free allowances, for qualifying energy-intensive and trade-sensitive industries, for which iron and steel producers should qualify. If enacted as passed by the House, this bill could have far ranging economic and operational consequences for U. S. Steel, but its impact cannot be estimated at this time. The bill was referred to the United States Senate for further consideration.

In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 23 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of June 30, 2009. In addition, there are 13 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 46 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 25 to the Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the second quarter of 2009, U. S. Steel accrued $1 million for environmental matters for domestic and foreign facilities. The total accrual for such liabilities at June 30, 2009 was $153 million. These amounts exclude liabilities related to asset retirement obligations under Statement of Financial Accounting Standards No. 143.

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

OUTLOOK

While we anticipate an increase in our third quarter operating rates from the extremely low levels of last quarter, we expect each of our segments to report an operating loss in the third quarter due to continued low operating rates, idled facility carrying costs and lower average realized prices. There are some signs that the destocking cycle has ended in the North American and Central European steel markets as increased customer orders across almost all industry segments have resulted in an extension of lead times. We have begun to bring up idled facilities in line with customer demand and we have implemented price increases in our Flat-rolled and USSE segments in the third quarter. Despite these signs of improvement, the outlook for overall demand remains uncertain and the timing and magnitude of sustained economic recovery remain difficult to forecast.

For Flat-rolled, third quarter results are expected to decrease from the second quarter, reflecting lower index-based contract prices, which tend to lag the spot market, and increased shipments of lower margin semi-finished and hot-rolled product. Raw steel capability utilization and shipments are expected to improve in line with increased customer orders as we restart raw materials and steelmaking operations. However, the favorable effects of these items are expected to be offset by higher raw material and energy costs, as well as costs to restart idled facilities at our Granite City Works and several raw materials operations. Consideration will be given to restarting other facilities if sustained customer demand supports higher production levels. Also, we are currently negotiating with the United Steelworkers for a successor to the labor agreement covering our Lake Erie Works operations, which expires on July 31, 2009.

Third quarter results for USSE are expected to be in line with the second quarter. Lower raw material and energy costs and higher spot market prices later in the quarter are expected to be offset by the non-recurrence of the gain on sales of emissions allowances and lower contract prices. We have experienced a delay in the intended start up of our third blast furnace at USSK, but it is expected to be operating in late September. In the meantime, we are meeting our customers’ requirements with increased production at USSS.

Third quarter results for Tubular are expected to show some improvement compared to the second quarter mainly due to a slight increase in shipments as customers fill limited inventory needs for certain specialized products. However, we expect an operating loss as we continue to incur idled facility carrying costs and shipments and average realized prices continue to be depressed by the inventory glut created by the surge of unfairly traded and subsidized product from China.

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments and prices. U. S. Steel has been, and we expect will continue to be, negatively impacted by the current global credit and economic problems. U. S. Steel cannot control or predict the extent and timing of economic recovery. When a recovery occurs, U. S. Steel will incur costs related to restart idled facilities and to rebuild working capital, but we cannot accurately forecast the amount of such costs. Other more normal factors that could affect market conditions, costs, shipments and prices for both North American operations and USSE include, among others, global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of facility projects; natural gas and electricity prices, usage and availability; raw materials and transportation prices and availability; international trade developments; the impact of fixed prices in energy and raw materials contracts (many of which have terms of one year or longer) as compared to short-term contract and spot prices of steel products; changes in environmental, tax, pension and other laws; the terms of collective bargaining agreements including any successor to the labor agreement covering our Lake Erie Works operations; employee strikes or other labor issues; power outages; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies, including those related to CO2 emissions and climate change. Economic conditions and political factors in Europe and Canada that may affect USSE’s and USSC’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, government instability, political unrest, regulatory changes, export quotas, tariffs, and other protectionist measures. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in the Form 10-K of U. S. Steel for the year ended December 31, 2008, and in subsequent filings for U. S. Steel.

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

On May 22, 2009, the U.S. International Trade Commission (ITC) determined unanimously that there is a reasonable indication that the U.S. industry is threatened with material injury by reason of imports of oil country tubular goods from China that are allegedly sold at less than fair value and subsidized by the government of China. The investigation will continue with the U.S. Department of Commerce (DOC) scheduled to issue a preliminary countervailing duty determination on September 8, 2009, followed by a preliminary antidumping duty determination. The DOC and ITC are then required to make final determinations regarding unfair trade and injury, respectively, which are expected to occur sometime early next year.

On April 3, 2008, U. S. Steel, along with Maverick Tube Corporation, Tex-Tube Company and the United Steelworkers filed anti-dumping and countervailing duty petitions for welded line pipe up to and including 16 inches against China, and antidumping petitions against Korea. Korea was dropped from the case. On December 22, 2008, the ITC ruled affirmatively that the U.S. industry is materially injured or threatened with material injury by reason of subsidized imports of welded line pipe from China. On April 23, 2009, the ITC ruled affirmatively that the U.S. industry is materially injured or is threatened with material injury by reason of dumped imports of welded line pipe from China.

ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FAS 168). FAS 168 prescribes the Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. This will have an impact to our financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for variable interest entities. Additionally, FAS 167 will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective January 1, 2010 for companies reporting on a calendar-year basis. U. S. Steel does not expect any material financial statement implications relating to the adoption of FAS 167.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets” (FAS 166). FAS 166 is a revision to FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and will require more information about transfer of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. Additionally, FAS 166 eliminates the concept of a qualifying special-purpose entity. FAS 166 is effective January 1, 2010 for companies reporting on a calendar-year basis. U. S. Steel does not expect any material financial statement implications relating to the adoption of FAS 166.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (FAS 165). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The disclosures required by FAS 165 are reflected in Note 1 of our financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The disclosures required by this FSP are reflected in Note 21 of our financial statements.

In April 2009, the FASB issued FSP No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The effect of adopting this FSP was immaterial to our financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 amends FAS No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. We do not expect a material impact on our financial statements when these additional disclosure provisions are adopted.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. FAS 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until periods beginning after November 15, 2008. We adopted FAS 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our financial statements. As of January 1, 2009, nonfinancial assets and nonfinancial liabilities were also required to be measured at fair value. The adoption of these additional provisions did not have a material impact on our financial statements. On October 10,

2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on our financial statements. On April 9, 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The effect of adopting this FSP was immaterial to our financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

Volatility in the foreign currency markets could have significant implications for U. S. Steel as a result of foreign currency accounting remeasurement effects, primarily on a U.S. dollar-denominated intercompany loan (Intercompany Loan) to a European subsidiary, related to the acquisition of USSC. As of June 30, 2009, the outstanding balance on the Intercompany Loan was $824 million. Subsequent to December 31, 2007, we increased our use of euro-U.S. dollar derivatives, which mitigates our currency exposure resulting from the Intercompany Loan, as well as other exposures. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 15 to the Financial Statements.

U. S. Steel, through USSE and USSC, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro, the Serbian dinar and the Canadian dollar. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel has not elected to use hedge accounting for these contracts. At June 30, 2009, U. S. Steel had open euro forward sales contracts for U.S. dollars (total notional value of approximately $190 million). A 10 percent increase in the June 30, 2009 euro forward rates would result in a $20 million charge to income.

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

Historically, the forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and have therefore not required derivative accounting. Due to reduced natural gas consumption, we have net settled some of our excess natural gas purchase contracts for idled facilities. Therefore, some of the remaining contracts for natural gas no longer meet the exemption criteria and are therefore subject to mark-to-market accounting. As of June 30, 2009, U. S. Steel held commodity contracts for natural gas with a total notional value of approximately $66 million that are subject to mark-to-market accounting. The fair value of our natural gas derivatives is determined using Level 2 inputs. The inputs used include forward prices derived from the New York Mercantile Exchange. A 10 percent decrease in natural gas prices for open derivative instruments as of June 30, 2009, would not result in a material charge to income.

U. S. Steel also held commodity contracts for natural gas that qualified for the normal purchases and normal sales exemption with a total notional value of approximately $79 million at June 30, 2009. Total commodity contracts for natural gas represent approximately 47 percent of our North American natural gas requirements.

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in June 30, 2009 interest rates on the fair value of U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)	Fair Value	Incremental Increase in Fair Value (b)
Non-Derivative Financial Instruments (a)
Financial assets:
Investments and long-term receivables	$15	$-
Financial liabilities:
Long-term debt (c) (d)	$3,287	$105

(a)

Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)

Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at June 30, 2009, on the fair value of U. S. Steel’s non-derivative financial assets/liabilities. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at June 30, 2009.

(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on the yield on our public debt where available or current borrowing rates available for financings with similar terms and maturities.

U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only to the extent that we elected to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value. At June 30, 2009, U. S. Steel’s portfolio of debt included €200 million ($283 million) of borrowing under a floating rate revolving credit facility, the fair value of which is not affected by interest rate declines.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2009. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2009	2008	2009	2008
(LOSS) INCOME FROM OPERATIONS
Flat-rolled (a)	$(362)	$468	$(784)	$565
U. S. Steel Europe	(53)	298	(212)	459
Tubular	(88)	177	39	228
Other Businesses (a)	(7)	16	(10)	34

Segment (Loss) Income from Operations	(510)	959	(967)	1,286
Retiree benefit expenses	(34)	1	(66)	2
Other items not allocated to segments:
Litigation reserve	45	-	45	(45)
Federal excise tax refund	34	-	34	-
Net gain on sale of assets	-	-	97	-
Workforce reduction charges	-	-	(86)	-
Flat-rolled inventory transition effects	-	(6)	-	(23)

Total (Loss) Income from Operations	$(465)	$954	$(943)	$1,220
CAPITAL EXPENDITURES (b)
Flat-rolled (a)	$65	$126	$163	$201
U. S. Steel Europe	18	49	28	81
Tubular	3	5	6	9
Other Businesses (a)	2	5	9	8

Total	$88	$185	$206	$299
OPERATING STATISTICS
Average realized price: ($/net ton) (c)
Flat-rolled	677	777	697	713
U. S. Steel Europe	602	986	634	890
Tubular	1,526	1,690	2,100	1,508
Steel Shipments: (c)(d)
Flat-rolled	1,815	4,849	3,938	9,550
U. S. Steel Europe	1,035	1,696	1,932	3,334
Tubular	92	500	299	933

Total Steel Shipments	2,942	7,045	6,169	13,817
Raw Steel-Production: (d)
Flat-rolled	1,964	5,614	4,243	11,172
U. S. Steel Europe	1,059	1,925	2,058	3,833
Raw Steel-Capability Utilization: (e)
Flat-rolled	32.4%	92.7%	35.2%	92.2%
U. S. Steel Europe	57.4%	104.3%	56.1%	103.9%

(a)

Effective with the fourth quarter of 2008, the operating results of our iron ore operations, which were previously included in Other Businesses, are included in the Flat-rolled segment. Prior periods have been restated to reflect this change.

(b)	Excludes capital spending by variable interest entities, which is not funded by U. S. Steel.
(c)	Excludes intersegment transfers.
(d)	Thousands of net tons.
(e)	Based on annual raw steel production capability of 24.3 million net tons for Flat-rolled and 7.4 million net tons for U. S. Steel Europe.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

GENERAL LITIGATION

In March 2008, the Indiana Court of Appeals reversed a previous decision of the Indiana Utilities Regulatory Commission involving a rate escalation provision in U. S. Steel’s electric power supply contract with Northern Indiana Public Service Company and a reserve of $45 million related to prior year effects was established in the first quarter of 2008. In June 2009, the Indiana Supreme Court overruled the Court of Appeals, and we reversed the reserve related to this litigation.

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

On July 17, 2009, the Attorney General of Canada initiated a proceeding under Section 40 of Canada’s Investment Canada Act by filing an application in the Canadian federal court that seeks to impose a financial penalty on U. S. Steel due to the Company’s alleged failure to comply with two of the 31 undertakings made by U. S. Steel to the Minister of Industry in connection with the 2007 acquisition of Stelco. The specific undertakings at issue concern production and employment levels anticipated at U. S. Steel Canada (USSC) assuming certain business conditions. In response to a previous written demand from the Minister with respect to this matter, the Company provided full disclosure regarding the operations at USSC and the impact that the sudden and severe world-wide economic downturn has had on the global steel sector and all of the Company’s North American operations, including operations at USSC. In accordance with the specific language of the undertakings at issue, the unprecedented economic downturn, the effects of which were beyond the control of the Company, expressly excuse any non-attainment of the production and employment levels targeted by the 2007 submission. The Company is vigorously defending the matter and believes that the action is without justification or authority.

ENVIRONMENTAL PROCEEDINGS

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of June 30, 2009, project costs have amounted to $61.0 million. U. S. Steel completed additional dredging in 2007, and submitted a Dredge Completion Report to EPA in May 2008. Although further dredging is not expected, $1.1 million is accrued for possible additional work that may be required to complete the project and obtain EPA approval. The Corrective Action Management Unit (CAMU) which received dredged materials from the Grand Calumet River could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to an Administrative Order on Consent (1998) for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $1.1 million through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel, following EPA approval of the Dredge Completion Report, will pay the public trustees $1.0 million for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $866,000. In total, the accrued liability for the above projects based on the estimated remaining costs was $4.1 million at June 30, 2009.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a closure plan to the Indiana Department of Environmental Management (IDEM) for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a Solid Waste Management Unit (SWMU) under corrective action. In addition, U. S. Steel has submitted a revised closure plan for T2 and separate closure plans for D5 and the TTP Area. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring is $5.9 million for D5 and TTP, $3.3 million for T2 and $10.6 million for D2 including a portion of the Refuse Area, as of June 30, 2009.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Four self-implementing interim measures have been completed. Through June 30, 2009, U. S. Steel had spent approximately $27.0 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel has submitted a proposal to EPA seeking approval for a perimeter groundwater monitoring plan and is developing a proposal for a corrective measure to address impacted sediments in the West Grand Calumet Lagoon. In addition, U. S. Steel has submitted a sampling and analysis plan for the Solid Waste Management Areas east of the Vessel Slip Turning Basin, has submitted a Self-Implementing Stabilization Measure proposal for the design of a full scale groundwater treatment system to address benzene impacted groundwater east of the vessel slip, and continues to operate a seasonal groundwater treatment system for the coke plant. The costs for the above mentioned activities are estimated to be $16.3 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement corrective measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the corrective measures for soil contamination to be approximately $3.5 million. Closure costs for the CAMU are estimated to be an additional $6.1 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was $25.9 million as of June 30, 2009, based on the estimated remaining costs.

In October 1996, U. S. Steel was notified by IDEM, acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs. A Consent Decree memorializing this settlement was entered on the record by the court and thereafter became effective April 1, 2005. U. S. Steel made final payment for its share of the restoration costs on May 29, 2009 and had previously paid its share of the assessment costs. As such U. S. Steel has no further obligation pursuant to the Consent Decree.

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

On February 18, 2009, Gary Works received a letter from IDEM alleging that Gary Works was culpable for an ambient air quality exceedance for PM10 at the IITRI Monitoring Site. U. S. Steel responded to the letter on March 13, 2009. U. S. Steel met with IDEM on April 28, 2009 to resolve the issue. If Gary Works is determined to be culpable, U. S. Steel may be required to install and maintain two additional on-site PM10 monitoring stations per the December 2006 Air Agreed Order. U. S. Steel continues to discuss the matter with IDEM.

Mon Valley Works

On March 17, 2008, U. S. Steel entered a Consent Order and Agreement (COA) with the Allegheny County Health Department (ACHD) to resolve alleged opacity limitation and pushing and traveling violations from older coke oven batteries at its Clairton Plant and to resolve alleged opacity violations from its Edgar Thomson Plant. The COA required U. S. Steel to pay a civil penalty of $301,800 to resolve past alleged violations addressed by the COA. U. S. Steel paid the civil penalty on March 25, 2008. The COA requires U. S. Steel to conduct interim repairs on existing batteries, and make improvements at the Ladle Metallurgical Facility and Steelmaking Shop at the Edgar Thomson Plant. In November 2007, U. S. Steel announced that it was considering plans to upgrade the Clairton Plant. In early April 2009, in response to current economic conditions, we delayed indefinitely this planned modernization. These upgrades were being conducted in two phases and address the alleged violations and improve coking performance. The first phase was under construction and includes replacing Batteries 7 through 9 with a new six meter “C” Battery that employs Best Available Control Technology (BACT); and the second phase, which has not yet begun, would include replacing Batteries 1 though 3 with a new six meter “D” Battery, that would also employ BACT. In addition, U. S. Steel was upgrading its existing Batteries 19 and 20. U. S. Steel estimates that these investments will exceed $1.0 billion. U. S. Steel is also making upgrades at its Edgar Thomson Plant that would reduce emissions. In January 2008, U. S. Steel submitted an installation air permit application for “C” Battery. The final installation air permit for “C” Battery was issued by ACHD on July 24, 2008. U. S. Steel submitted an installation air permit application for “D” Battery in July 2008. A draft “D” Battery installation permit was published on July 3, 2009 and is subject to a 30-day review period. A public hearing regarding “D” Battery is scheduled for July 29, 2009. In response to economic conditions, Clairton coke batteries 13, 14 and 15 have been temporarily idled, while batteries 7, 8, and 9 have been permanently idled.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After the acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. The cost to close the East Side SWMU is expected to be $4.0 million and was recorded as an accrued liability as of June 30, 2009.

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

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel paid a civil penalty of $1.0 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) with the approval of EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. ADEM is currently reviewing the Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $583,000. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In 2006, U. S. Steel completed the remediation of Upper Opossum Creek at a cost of $2.95 million, with a remaining contingency of $18,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. In 2007, U. S. Steel completed the remediation of approximately two acres of land at the former Ensley coke plant at a cost of $1.3 million. As of June 30, 2009, costs to complete the remediation of this area have amounted to $1.3 million. An additional $50,000 remains accrued for project contingencies at Ensley with an additional $65,000 accrued for the contiguous properties. In total, the accrued liability for the projects described above was $926,000 as of June 30, 2009, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 25 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (Ohio EPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. On December 15, 2006, U. S. Steel received a letter from Ohio EPA requiring U. S. Steel to complete an evaluation of human exposure and update the previous RCRA preliminary site assessment. As of June 30, 2009, U. S. Steel has spent $110,000 on studies at this site. Costs to complete additional studies are estimated to be $325,000. It is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 25 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Great Lakes Works

On January 6, 2006, Great Lakes Works received a proposed administrative consent order from the Michigan Department of Environmental Quality (MDEQ) that alleged violations of NPDES permits at the facility. On February 13, 2007, MDEQ and U. S. Steel agreed to a revised Administrative Consent Order that resolves this matter. As required by the Administrative Consent Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identifies certain compliance actions that address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. One of the compliance actions addresses three river basins along the Detroit River and U. S. Steel has completed the corrective measure necessary to remove historical basin sediments from these areas. As of December 31, 2007, $1.8 million had been spent on the project. In addition, $161,000 was accrued for possible additional requirements to obtain MDEQ approval. Another compliance action includes modifications to the Cold Mill Wastewater Treatment Plant where U. S. Steel has agreed to rehabilitate four clarifiers and two wastewater conveyance pipelines, upgrade the computer control system and evaluate other potential improvements of this system. The vast majority of the elements of this project have been completed at a cost of $8.6 million and U. S. Steel anticipates spending an additional $1.9 million, most of which will be capitalized. Costs to complete the few remaining compliance actions are presently not determinable.

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

Granite City Works

Granite City Works received two NOVs, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. On September 14, 2005, the Illinois Attorney General filed a complaint in the Madison County Circuit Court, titled People of the State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation, which included the issues raised in the two NOVs. In December 2006, IEPA added to its complaint by adding a release of coke oven gas in February 2006. In October 2007, the Court entered a Second Supplemental Complaint in which IEPA added alleged violations regarding excessive opacity emissions from the blast furnace, and incorrect sulfur dioxide (SO2) emission factors regarding blast furnace gas emissions. On December 18, 2007, U. S. Steel entered into a Consent Order with the Illinois Attorney General and

IEPA that resolved the Complaint, as supplemented. The Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Order; and (4) submit to IEPA a revised permit application with the correct SO2 emission factors, which U. S. Steel submitted in January 2008. On June 30, 2008, U. S. Steel submitted a revised BOF Compliance Schedule and requested to modify the Order consistent with the revised BOF Compliance Schedule. U. S. Steel is currently negotiating with IEPA and the Illinois Attorney General as to what upgrades at the BOF will precede the compliance demonstration. U. S. Steel met with the Illinois Attorney General and Illinois EPA on June 11, 2009 to discuss the BOF Compliance Plan and Schedule. While the meeting was productive, the compliance demonstration deadline for the BOF remains indefinitely postponed by agreement of the parties.

EPA Region V has conducted inspections and issued information and emission testing requests under Section 114 of the Clean Air Act regarding operations at Granite City Works. U. S. Steel has responded to the requests, continues to respond to the requests and has held discussions with EPA Region V and IEPA regarding the requests and the regulatory agencies’ concerns. Further discussions are planned later in 2009.

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

On February 2, 2009, Granite City Works received an NOV from IEPA alleging approximately 16 separate violations. Specifically, IEPA alleged that Granite City Works: inappropriately charged a battery while off the collecting mains because of (1) damaged coke guides on one occasion and (2) derailment of the pushing control system on two occasions; failed to perform some monthly and quarterly inspections required by Iron & Steel Maximum Achievable Control Technology (MACT) standards or Coke MACT standards; failed to initiate repairs within 30 days after recording that the baffles on the quench tower were damaged on the monthly inspection report; failed to adequately wash the baffles on the quench tower per the MACT standard; inappropriately used the emergency pour station at the BOP during routine, non-emergency maintenance; failed to sufficiently apply a wetting agent to the slag from BF-A to minimize fugitive emissions while loading trucks; and failed to update and properly implement its Fugitive Dust Program. U. S. Steel provided a written response to EPA on March 18, 2009 and met with IEPA on April 8, 2009 to resolve the issues identified in the NOV. U. S. Steel supplemented its response on April 29, 2009. IEPA has not made any penalty demand to date. Resolution of the issues identified in the NOV continues to be negotiated with IEPA.

On March 17, 2009, Granite City Works received an NOV from IEPA alleging: door leaks from B Battery; volatile organic compounds from pressure relief valves from gas blanketing tank; coke by products process unit and information (lacking); failure to report retagging project for benzene in service equipment; and failure to maintain records for benzene in service equipment repairs. U. S. Steel responded to the NOV on May 8, 2009, and met with IEPA regarding the issues identified in the NOV on June 9, 2009. IEPA has not made a penalty demand to date. Resolution of the issues identified in the NOV continues to be negotiated with IEPA.

In late January, Granite City Works advised U. S. Steel Law and Environmental Affairs that it exceeded its natural gas usage and corresponding emission limits for 2008 at designated combustion units, including boilers and ladle drying. To satisfy air permit requirements, Law drafted a notification letter to IEPA that was submitted to IEPA by the Granite City Works general manager on January 30, 2009. Per U. S. Steel’s January 30, 2009 correspondence, U. S. Steel provided a Compliance Plan regarding fuel use and fuel balance to IEPA on February 28, 2009. Granite City Works, Environmental Affairs and Law continue to investigate the issue and determined that the limits were also exceeded in 2006 and 2007. IEPA has not responded to the self-reported violations or made any penalty demand.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an asset sales agreement and a permit issued by the Utah Department of Environmental Quality. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, developed work plans, initiated remedial measures on certain areas of the site, completed remediation on others, and continues to conduct field investigations on the remaining areas identified in the permit. U. S. Steel has recorded a liability of $17.5 million as of June 30, 2009, for our estimated share of the remaining costs of remediation. Further, studies are being conducted which are likely to result in an expanded scope and related costs. As a result, it is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 25 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidaries of U. S. Steel and POSCO Industries, corrective measures have been implemented for the majority of the former SWMUs, U. S. Steel is investigating a remedy for impacted ground water at the former wire mill and is in discussions with the California Department of Toxic Substances Control (DTSC) regarding additional corrective measures that may be required at three remaining SWMUs within the facility. Arsenic impacted soils have been delineated at two of the SWMUs. While it is likely that corrective measures will be required at these SWMUs, it is not possible at this time to define a scope or estimate costs for what may be required by DTSC. It is reasonably possible that additional costs of as much as $40 to $70 million may be incurred at this site in combination with five other projects. See Note 25 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Other

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order to conduct an investigation and develop remediation alternatives. Implementation of the preferred remedy was essentially completed in late 2007. The respondents are finalizing the Removal Action Summary report by addressing some minor site maintenance issues, deed restrictions and operating and maintenance plans (O&M) for approval by KDHE. On December 12, 2008, U. S. Steel and SSB entered into a Consent Decree with DOJ to settle the past costs claim for this amount. On January 8, 2009, DOJ lodged the Consent Decree with the Court for approval. An Agreement was entered into on June 15, 2009 between SSB, U. S. Steel and the City of Cherryvale (City) in which U. S. Steel agreed to pay the City $27,500 to address future O&M obligations.

On January 23, 2006, the KDHE sent a letter to U. S. Steel requesting that U. S. Steel address a former zinc smelter site in Girard, Kansas. On May 7, 2008, U. S. Steel submitted a Corrective Action Study to KDHE that includes a proposed remedial measure for impacted soils at this site. The costs to implement this measure are estimated to be $1.1 million. U. S. Steel has accrued a total of $1.4 million to complete the investigation, conduct the remedial measure and purchase the property.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel, Lubrizol and ExxonMobil are the largest PRPs at the site and have agreed to equally share costs for investigating the site, making U. S. Steel’s share 33 1/3 percent. On December 10, 2008, TCEQ approved the Affected Properties Assessment Report. The Revised Screening Level Ecological Risk Assessment Report was approved by TCEQ in mid-October 2008. The Remedial Action Plan for the site was approved by TCEQ in June 2009. The accrued liability to complete U. S. Steel’s one-third portion of the site investigations and implement the remedial measure was $1.9 million as of June 30, 2009.

ASBESTOS LITIGATION

As of June 30, 2009, U. S. Steel was a defendant in approximately 415 active cases involving approximately 3,015 plaintiffs (claims). At December 31, 2008, U. S. Steel was a defendant in approximately 450 active cases involving approximately 3,050 plaintiffs.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 185 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2006	8,400	5,150	450	3,700	$8
December 31, 2007	3,700	1,230	530	3,000	$9
December 31, 2008	3,000	400	450	3,050	$13
June 30, 2009	3,050	145	110	3,015	$6

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

Risks Related to U. S. Steel’s Amended Credit Agreement

In general, availability under the Amended Credit Agreement is limited to a monthly borrowing base of certain eligible domestic inventory. Further inventory reductions over the balance of 2009 could limit availability to less than the potential $750 million. If availability under the Amended Credit Agreement falls below the greater of 15% of the total aggregate commitments and $112.5 million, we would also be subject to a fixed charge coverage ratio. This may be a particular problem when market conditions and order levels improve and U. S. Steel needs the liquidity to rebuild working capital.

We have granted our bank lenders a secured position in our most liquid assets which is a detriment to other creditors.

Risks Related to the Receivable Purchase Agreement (RPA)

Business conditions have resulted in eligible receivables under the RPA being less than the facility size. The recent amendments to the RPA reduced the amounts of domestic receivables supporting this program due to increased reserve percentages and a revision to the definition of eligible receivables. Further reductions in the level of accounts receivable due to business conditions would likely further limit amounts available for sale under the RPA.

Risks Related to Goodwill

As of June 30, 2009, U. S. Steel had $1.6 billion of goodwill on our balance sheet related to the Lone Star and Stelco acquisitions. Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the fair value of the associated reporting unit to its carrying value, including goodwill. Fair value is determined using the income approach, which is based on projected future cash flows discounted to present value using factors that consider the timing and the risk associated with the future cash flows. Effective January 1, 2009, fair value will be determined in accordance with Financial Accounting Standard (FAS) No. 157, “Fair Value Measurements,” using a combination of the income, market and cost approaches as applicable.

If business conditions deteriorate or other factors have an adverse effect on our estimates of discounted future cash flows or compound annual growth rate, or if we experience a sustained decline in our market capitalization, our annual test of goodwill impairment in the third quarter of 2009 may result in an impairment charge.

Risks Related to Taxes

In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods (an interpretation of Accounting Principles Board Opinion No. 28),” we have not recognized a tax benefit for pre-tax losses in jurisdictions where we have recorded a full valuation allowance for accounting purposes. As a result, the pre-tax losses associated with USSS and USSC do not provide any tax benefit for accounting purposes. Significant changes in the mix of pre-tax results among the jurisdictions in which we operate could have a material impact on our effective tax benefit rate.

President Obama’s administration has proposed significant changes to U.S. tax law. We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. However, some of the proposed changes, such as the repeal of the last-in first-out (LIFO) inventory cost method and changes to the taxation of foreign earnings, could negatively affect our profitability and cash flow.

Risks Related to Rating Agency Downgrades

As reported elsewhere in this report, two of the three major ratings agencies have downgraded the ratings assigned to our senior unsecured debt. This has caused increases in borrowing costs under our credit facilities and may cause other future borrowing costs to increase. We may also be forced to provide collateral or financial assurance for environmental closure and other presently unsecured obligations.

Risks related to greenhouse gas policies

The integrated steel process involves a series of chemical reactions involving carbon that create carbon dioxide (CO2). This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The European Union (EU) has established greenhouse gas regulations; Canada has published details of a regulatory framework for greenhouse gas emissions; and the United States has passed a bill in the House of Representatives. For a discussion of these, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.” We cannot predict the final requirements that may be adopted in the United States and Canada, or the form of future actions that may be taken by the EU; however, such limitations could have a negative effect on income and cash flows. Since mini-mill production does not involve the same chemical reactions as integrated production, mini-mills may have a competitive advantage. Also since China and many other developing nations have not instituted greenhouse gas regulations, and since past international agreements such as the Kyoto Protocol provided exemptions and lesser standards for developing nations, we may also be at a competitive disadvantage with certain foreign steel producers.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

U. S. Steel had no sales of unregistered securities during the period covered by this report and we have suspended purchases under our Common Stock Repurchase Program.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 28, 2009. The following matters were acted upon.

ELECTION OF DIRECTORS

Frank J. Lucchino, Seth E. Schofield, John P. Surma and David S. Sutherland were elected as Class II directors, to serve three-year terms expiring in 2012, by the following votes:

Nominee	Votes For	Votes Withheld
Frank J. Lucchino	92,841,518	3,119,523
Seth E. Schofield	92,735,768	3,225,273
John P. Surma	92,552,578	3,408,463
David S. Sutherland	92,818,448	3,142,593

Continuing as Class III directors, with terms expiring in 2010, are Robert J. Darnall, John G. Drosdick, Charles R. Lee and Jeffrey M. Lipton. Continuing as Class I directors, with terms expiring in 2011, are Richard A. Gephardt, Glenda G. McNeal, Graham B. Spanier and Patricia A. Tracey.

Election of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP (PwC) was elected as the independent registered public accounting firm by the following votes:

Votes For	Votes Against	Abstain
94,319,296	1,151,971	490,047

Item 6. EXHIBITS

10.1	Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan

10.2	Administrative Regulations for the United States Steel Corporation 2002 Stock Plan

10.3	Summary of Non Employee Director Compensation Arrangements

10.4	Base Salaries of Named Executive Officers

10.5	Commitment Increase under Amended and Restated Credit Agreement

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Gregory A. Zovko

Gregory A. Zovko Vice President and Controller

July 28, 2009

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.