Form 10-Q
period 2009-09-30
UNITED STATES STEEL CORP
filed 2009-10-27
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Yes [Ö ] No [    ]

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

Yes     No Ö

Common stock outstanding at October 23, 2009 – 143,350,425 shares

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2009	2008	2009	2008
Net sales:
Net sales	$2,571	$6,939	$7,167	$18,256
Net sales to related parties (Note 24)	246	373	527	996

Total	2,817	7,312	7,694	19,252

Operating expenses (income):
Cost of sales (excludes items shown below)	2,902	5,752	8,249	15,892
Selling, general and administrative expenses	163	151	460	464
Depreciation, depletion and amortization (Notes 6 and 8)	167	149	484	464
Loss (Income) from investees	1	(51)	32	(92)
Net gains on disposal of assets (Notes 5 and 25)	(1)	(6)	(134)	(8)
Other income, net (Note 9)	(3)	(10)	(42)	(15)

Total	3,229	5,985	9,049	16,705

(Loss) Income from operations	(412)	1,327	(1,355)	2,547
Interest expense	42	40	116	128
Interest income	(2)	(3)	(5)	(11)
Other financial (income) costs (Note 10)	(15)	9	(6)	(78)

Net interest and other financial costs (income)	25	46	105	39
(Loss) Income before income taxes	(437)	1,281	(1,460)	2,508
Income tax (benefit) provision (Note 12)	(130)	339	(322)	652

Net (loss) income	(307)	942	(1,138)	1,856
Less: Net (loss) income attributable to noncontrolling interests	(4)	23	(4)	34

Net (loss) income attributable to United States Steel Corporation	$(303)	$919	$(1,134)	$1,822

(Loss) Income per common share (Note 13):
Net (loss) income per share attributable to United States Steel Corporation shareholders:
- Basic	$(2.11)	$7.84	$(8.62)	$15.51
- Diluted	$(2.11)	$7.79	$(8.62)	$15.43
Weighted average shares, in thousands:
- Basic	143,363	117,169	131,466	117,423
- Diluted	143,363	117,826	131,466	118,051

Dividends paid per share	$0.05	$0.30	$0.40	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,543	$724
Receivables, less allowance of $54 and $52 (Note 20)	1,502	2,106
Receivables from related parties (Note 24)	136	182
Inventories (Note 14)	1,677	2,492
Income tax receivable (Note 12)	206	-
Deferred income tax benefits (Note 12)	142	177
Other current assets	50	51

Total current assets	5,256	5,732
Investments and long-term receivables, less allowance of $7 and $10	697	695
Property, plant and equipment - net (Note 8)	6,860	6,676
Intangibles - net (Note 6)	281	282
Goodwill (Note 6)	1,702	1,609
Assets held for sale (Note 5)	12	211
Deferred income tax benefits (Note 12)	732	666
Other noncurrent assets	309	216

Total assets	$15,849	$16,087
Liabilities
Current liabilities:
Accounts payable	$1,408	$1,440
Accounts payable to related parties (Note 24)	82	43
Bank checks outstanding	1	11
Payroll and benefits payable	770	967
Accrued taxes (Note 12)	135	203
Accrued interest	51	33
Short-term debt and current maturities of long-term debt (Note 16)	19	81

Total current liabilities	2,466	2,778
Long-term debt, less unamortized discount (Note 16)	3,346	3,064
Employee benefits	4,593	4,767
Deferred credits and other noncurrent liabilities	405	419

Total liabilities	10,810	11,028

Contingencies and commitments (Note 25)
Stockholders’ Equity (Note 23):
Common stock (150,925,911 and 123,785,911 shares issued) (Note 13)	151	124
Treasury stock, at cost (7,580,674 and 7,587,322 shares)	(608)	(612)
Additional paid-in capital	3,648	2,986
Retained earnings	4,483	5,666
Accumulated other comprehensive loss (Note 22)	(2,925)	(3,269)

Total United States Steel Corporation stockholders’ equity	4,749	4,895

Noncontrolling interests	290	164

Total liabilities and stockholders’ equity	$15,849	$16,087

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2009	2008
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss) income	$(1,138)	$1,856
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	484	464
Provision for doubtful accounts	4	4
Pensions and other postretirement benefits	(160)	(388)
Deferred income taxes	(258)	262
Net gains on disposal of assets	(134)	(8)
Distributions received, net of equity investees income	43	(50)
Changes in:
Current receivables - sold	-	485
- repurchased	-	(635)
- operating turnover	671	(1,114)
Inventories	865	(478)
Current accounts payable and accrued expenses	(237)	931
Bank checks outstanding	(10)	(9)
Foreign currency translation	(122)	17
All other, net	110	(6)

Net cash provided by operating activities	118	1,331

Investing activities:
Capital expenditures	(323)	(539)
Capital expenditures - variable interest entities	(126)	(94)
Acquisition of pickle lines	-	(36)
Acquisition of Stelco Inc.	-	(1)
Disposal of assets	340	19
Restricted cash, net	(59)	-
Investments, net	(42)	(14)

Net cash used in investing activities	(210)	(665)

Financing activities:
Issuance of long-term debt, net of financing costs	839	-
Repayment of long-term debt	(671)	(359)
Revolving credit facilities - borrowings	-	359
- repayments	-	(44)
Common stock issued	667	11
Common stock repurchased	-	(214)
Distributions from noncontrolling interests	127	59
Dividends paid	(49)	(94)
Excess tax benefits from stock-based compensation	-	9

Net cash provided by (used in) financing activities	913	(273)

Effect of exchange rate changes on cash	(2)	(1)

Net increase in cash and cash equivalents	819	392
Cash and cash equivalents at beginning of year	724	401

Cash and cash equivalents at end of period	$1,543	$793

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) produces and sells steel mill products, including flat-rolled and tubular, in North America and Central Europe. Operations in North America also include real estate management and development, transportation services and engineering and consulting services.

The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. Additionally, the year-end consolidated balance sheet data includes certain reclassifications and adjustments that were made to conform the presentation and disclosure to U. S. Steel’s current presentation, as required by the guidance in Accounting Standards Codification (ASC) Topic 810 on consolidation. The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (SEC) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2008.

Certain other reclassifications of prior year’s data have been made.

U. S. Steel has evaluated subsequent events through October 27, 2009, the date it filed its report on Form 10-Q for the quarter ended September 30, 2009 with the SEC, and has no material subsequent events to report other than the item disclosed in Note 26.

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

In December 2008, the FASB issued new guidance relating to employers’ disclosures about postretirement benefit plan assets to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets. These disclosures are effective for fiscal years ending after December 15, 2009. This guidance can be found in ASC Topic 715. We do not expect a material impact on our financial statements when these additional disclosure provisions are adopted.

3.	Segment Information

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), and Tubular Products (Tubular). The results of several other operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

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

The results of segment operations for the third quarter of 2009 and 2008 are:

(In millions) Third Quarter 2009	Customer Sales	Intersegment Sales	Net Sales	(Loss) Income from investees	(Loss) Income from operations
Flat-rolled	$1,745	$83	$1,828	$2	$(370)
USSE	822	1	823	-	7
Tubular	234	-	234	(3)	(21)

Total reportable segments	2,801	84	2,885	(1)	(384)
Other Businesses	16	70	86	-	5
Reconciling Items	-	(154)	(154)	-	(33)
Total	$2,817	$-	$2,817	$(1)	$(412)
Third Quarter 2008
Flat-rolled	$4,325	$557	$4,882	$55	$846
USSE	1,598	-	1,598	-	173
Tubular	1,333	-	1,333	(4)	420

Total reportable segments	7,256	557	7,813	51	1,439
Other Businesses	56	262	318	-	22
Reconciling Items	-	(819)	(819)	-	(134)
Total	$7,312	$-	$7,312	$51	$1,327

The results of segment operations for the first nine months of 2009 and 2008 are:

(In millions) First Nine Months 2009	Customer Sales	Intersegment Sales	Net Sales	(Loss) Income from investees	(Loss) Income from operations
Flat-rolled	$4,648	$162	$4,810	$(29)	$(1,154)
USSE	2,088	3	2,091	-	(205)
Tubular	906	3	909	(3)	18

Total reportable segments	7,642	168	7,810	(32)	(1,341)
Other Businesses	52	153	205	-	(5)
Reconciling Items	-	(321)	(321)	-	(9)
Total	$7,694	$-	$7,694	$(32)	$(1,355)
First Nine Months 2008
Flat-rolled	$11,505	$1,200	$12,705	$97	$1,411
USSE	4,714	-	4,714	1	632
Tubular	2,866	1	2,867	(6)	648

Total reportable segments	19,085	1,201	20,286	92	2,691
Other Businesses	167	525	692	-	56
Reconciling Items	-	(1,726)	(1,726)	-	(200)
Total	$19,252	$-	$19,252	$92	$2,547

The following is a schedule of reconciling items to (loss) income from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Items not allocated to segments:
Retiree benefit expenses	$(33)	$(6)	$(99)	$(4)
Other items not allocated to segments:
Federal excise tax refund (Note 9)	-	-	34
Net gain on the sale of assets (Note 5)	-	-	97	-
Workforce reduction charges (Note 7)	-	-	(86)	-
Flat-rolled inventory transition effects (a)	-	-	-	(23)
Environmental Remediation	-	(23)	-	(23)
Labor agreement signing payments (Note 18)	-	(105)	-	(105)
Litigation reserve	-	-	45	(45)

Total other items not allocated to segments	-	(128)	90	(196)

Total reconciling items	$(33)	$(134)	$(9)	$(200)

(a)	The impact of selling acquired inventory, which had been recorded at fair value.

4.	Acquisitions

Non-controlling interests of Clairton 1314B Partnership, L.P.

On October 31, 2008, U. S. Steel acquired the interests in the Clairton 1314B Partnership, L.P. (1314B) held by unrelated parties for $104 million and 1314B was terminated. The acquisition was accounted for in accordance with FAS No. 141, “Business Combinations” (FAS 141). U. S. Steel accounted for the purchase price of this acquisition, in excess of the acquired noncontrolling interest, using step acquisition accounting. This resulted in a partial step-up in the book value of property, plant and equipment of $73 million, which will be depreciated over 15 years.

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

On January 31, 2009, U. S. Steel completed the previously announced sale of the majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) to Canadian National Railway Company (CN) for approximately $300 million. U. S. Steel retained railroad assets, equipment, and employees that support the Gary Works. As a result of the transaction, U. S. Steel recognized a net gain of approximately $97 million, net of a $10 million pension curtailment charge (see Note 7), in the first quarter 2009. As of December 31, 2008, the assets of EJ&E that were to be sold, consisting primarily of property, plant and equipment, were classified as held for sale in accordance with ASC Topic 360 on impairment and disposal of long-lived assets.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2009 are as follows:

	Flat-rolled Segment	Tubular Segment	Total
Balance at December 31, 2008	$760	$849	$1,609
Currency translation	93	-	93

Balance at September 30, 2009	$853	$849	$1,702

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. We have two reporting units that have a significant amount of goodwill. Our Flat-rolled reporting unit was allocated goodwill from the Stelco and Lone Star acquisitions in 2007. These amounts reflect the benefits we expect the Flat-rolled reporting unit to realize from expanding our flexibility in meeting our customers’ needs and running our Flat-rolled facilities at higher operating rates to source our semi-finished product needs. Our Texas Operations reporting unit, which is part of our Tubular operating segment, was allocated goodwill from the Lone Star acquisition, reflecting the benefits we expect the reporting unit to realize from the expansion of our tubular operations.

Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. U. S. Steel completed its annual goodwill impairment test during the third quarter of 2009 and determined that there was no goodwill impairment for either reporting unit. Fair value was determined in accordance with the guidance in ASC Topic 820 on fair value which requires consideration of the income, market and cost approaches as applicable.

For the 2009 annual goodwill impairment test, U. S. Steel used fair values estimated under the income approach and the market approach. U. S. Steel did not utilize the cost approach as relevant data was not available.

The income approach is based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using probability weighted scenarios of future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. A three percent perpetual growth rate was used to arrive at an estimated terminal value. A discount rate of 11 percent was used for both reporting units and was based upon the cost of capital of other comparable steel companies, which we view as the most likely market participants, as of the date of our goodwill impairment test.

The market approach is based upon an analysis of valuation metrics for companies comparable to each reporting unit. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using an appropriate valuation multiple based on this analysis, estimated normalized earnings and an estimated control premium.

In order to validate the reasonableness of the estimated fair values of the reporting units, a reconciliation of the aggregate fair values of all reporting units to market capitalization, using a reasonable control premium, was performed as of the valuation date. We further validated the reasonableness of the estimated fair values of our reporting units using other valuation metrics that included data from U. S. Steel’s historical transactions as well as published industry analyst reports.

Goodwill impairment tests in 2008 did not indicate that goodwill was impaired for either reporting unit.

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of September 30, 2009			As of December 31, 2008
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$213	$21	$192	$204	$14	$190
Other	2-20 Years	25	11	14	25	8	17

Total amortizable intangible assets		$238	$32	$206	$229	$22	$207

The carrying amount of acquired water rights with indefinite lives as of September 30, 2009 and December 31, 2008 totaled $75 million. The water rights are tested for impairment annually in the third quarter. The 2009 and 2008 impairment tests indicated that the fair value of the water rights exceeded the carrying value. Accordingly, no impairment loss was recognized.

Aggregate amortization expense was $4 million and $5 million for the three months ended September 30, 2009 and 2008, respectively. Aggregate amortization expense was $10 million for the nine months ended September 30, 2009 and 2008. The estimated future amortization expense of identifiable intangible assets during the next five years is $2 million for the remaining portion of 2009 and $10 million each year from 2010 to 2013.

7.	Pensions and Other Benefits

The following table reflects components of net periodic benefit cost for the three months ended September 30, 2009 and 2008:

	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Service cost	$26	$31	$5	$5
Interest cost	149	143	63	60
Expected return on plan assets	(181)	(198)	(27)	(25)
Amortization of prior service cost	6	7	6	(4)
Amortization of net loss (gain)	36	25	(2)	4
Exchange rate gain	-	-	-	(1)

Net periodic benefit cost, excluding below	36	8	45	39
Multiemployer plans	13	14	-	-
Settlement, termination and curtailment benefits	3	(1)	-	-

Net periodic benefit cost	$52	$21	$45	$39

The following table reflects components of net periodic benefit cost for the nine months ended September 30, 2009 and 2008:

	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Service cost	$78	$92	$15	$14
Interest cost	436	429	187	170
Expected return on plan assets	(533)	(597)	(80)	(73)
Amortization of prior service cost	18	19	17	(20)
Amortization of net loss (gain)	107	77	(6)	17
Exchange rate gain	-	-	-	(1)

Net periodic benefit cost, excluding below	106	20	133	107
Multiemployer plans	38	30	-	-
Settlement, termination and curtailment benefits	75	-	13	-

Net periodic benefit cost	$219	$50	$146	$107

Postemployment Benefits

U. S. Steel recorded a credit of $8 million and net charges of $107 million in the three and nine months ended September 30, 2009, respectively, related to the recognition of estimated future employee costs for supplemental unemployment benefits, salary continuance and continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. The favorable adjustment in the three months ended September 30, 2009 resulted from earlier than expected restarts of some idled facilities. The accrual was recorded in accordance with the guidance in ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” which requires that costs associated with such ongoing benefit arrangements be recorded no later than the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable. During 2009, U. S. Steel paid $75 million for the benefits associated with these charges.

Settlements, Terminations and Curtailments

During the first quarter of 2009, approximately 500 non-represented employees in the United States elected to retire under a Voluntary Early Retirement Program (VERP). Employee severance and net employee benefit charges of $86 million (including $37 million of pension termination charges, $13 million of pension settlement charges, $3 million of pension curtailment charges and $11 million of other postretirement benefit termination charges) were recorded in cost of sales for these employees in the first quarter of 2009. As of September 30, 2009, substantially all of these employees left the Company under the VERP and the Company paid cash benefits of $58 million, including $13 million of company contributions to the defined contribution plans as discussed below.

In connection with the sale of the majority of EJ&E on January 31, 2009 (see Note 5), a pension curtailment charge of approximately $10 million, which reduced the gain related to this transaction, was recognized in the first quarter of 2009.

Employer Contributions

During the third quarter of 2009, U. S. Steel made voluntary contributions of $140 million to its main defined benefit pension plan, $21 million in required cash contributions to the main USSC pension plans and cash payments of $12 million to the Steelworkers Pension Trust.

The 2008 Collective Bargaining Agreements (see Note 18) require U. S. Steel to make annual $75 million contributions during the contract period to a restricted account within our trust for retiree health care and life insurance. The first of these payments was made in the fourth quarter of 2008. The contracted annual $75 million contribution is in addition to a minimum $10 million required contribution to the same trust that continues from an earlier agreement. There was a $10 million contribution to this trust during the first quarter of 2009. In April 2009, we reached agreement with the USW to defer $95 million of contributions otherwise required to be made during 2009 and the beginning of 2010 until 2012 and 2013. Further, the USW has agreed to permit us to use all or part of the $75 million contribution made in 2008 to pay current retiree health care and death benefit claims, subject to a make-up contribution in 2013. None of these funds have been used through September 30, 2009.

As of September 30, 2009, cash payments of $84 million had been made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $2 million and $9 million for the three months ended September 30, 2009 and 2008, respectively. Company contributions to defined contribution plans totaled $22 million, which included $13 million of payments for VERP related benefits, and $26 million for the nine months ended September 30, 2009 and 2008, respectively. Effective January 1, 2009, the company match of employee 401(k) contributions was temporarily suspended.

8.	Depreciation and Depletion

Effective January 1, 2009, U. S. Steel discontinued the use of the modified straight-line basis of depreciation for certain steel-related assets located in the United States based upon raw steel production levels and records depreciation on a straight-line basis for all assets. In the third quarter 2009, the modified straight-line basis of depreciation would have reduced our loss from operations, net loss and net loss per common share by $14 million, $9 million and $0.06, respectively. In the first nine months of 2009, the modified straight-line basis of depreciation would have reduced our loss from operations, net loss and net loss per common share by $41 million, $26 million and $0.19, respectively.

Accumulated depreciation and depletion totaled $9,124 million and $8,669 million at September 30, 2009 and December 31, 2008, respectively.

9.	Other Income

Other income for the nine months ended September 30, 2009 includes a refund of $34 million received in the second quarter of 2009 associated with the recovery of black lung excise taxes that were paid on coal export sales during the period October 1, 1990 to December 31, 1992. Of the $34 million of cash received, $24 million represents interest.

10.	Net Interest and Other Financial Costs

Other financial costs primarily include financing costs as well as foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s operations. During the third quarters of 2009 and 2008, net foreign currency gains of $21 million were recorded in other financial costs compared with net foreign currency losses of $6 million in the third quarter of 2008. During the nine months ended September 30, 2009 and 2008, net foreign currency gains of $19 million and $87 million were recorded in other financial costs. See Note 15 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency rate exposure.

11.	Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted under several stock-based employee compensation plans, which are more fully described in Note 13 of the United States Steel Corporation 2008 Annual Report on Form 10-K. U. S. Steel recognized pre-tax stock-based compensation cost in the amount of $12 million and $10 million in the third quarters of 2009 and 2008, respectively, and $28 million and $25 million in the first nine months of 2009 and 2008, respectively.

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

As of September 30, 2009, total future compensation cost related to nonvested stock-based compensation arrangements was $46 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.2 years.

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

Tax benefits

The effective tax benefit rate of 22 percent for the first nine months of 2009 is lower than the statutory rate because losses in Canada and Serbia, which are jurisdictions where we have recorded full valuation allowances, do not generate a tax benefit for accounting purposes. Included in the first nine months of 2009 tax benefit is $35 million of tax expense related to the net gain on the sale of EJ&E, $13 million of tax expense related to the federal excise tax refund and a tax benefit of $11 million related to adjustments of prior year taxes.

Income tax receivable

The income tax receivable of $206 million at September 30, 2009 reflects a portion of the federal income tax refund that we expect to receive in 2010 as a result of carrying back our expected 2009 losses to prior years.

Deferred taxes

As of September 30, 2009, the net domestic deferred tax asset was $767 million compared to $802 million at December 31, 2008. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and payments are made to retirees. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

As of September 30, 2009, the net foreign deferred tax asset was $107 million, net of an established valuation allowance of $521 million. As of December 31, 2008, the net foreign deferred tax asset was $32 million, net of an established valuation allowance of $281 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is provided for the Canadian deferred tax assets due to the absence of positive evidence at USSC to support the realizability of the deferred tax assets. A full valuation allowance is provided for Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating losses and credit carryforwards, are more than sufficient to offset future tax liabilities. If USSC and USSS generate sufficient income, the valuation allowance of $436 million for Canadian deferred tax assets and $74 million for Serbian deferred tax assets as of September 30, 2009, would be partially or fully reversed at such time that it is more likely than not that the company will realize the deferred tax assets. In accordance with the guidance found in ASC Topic 805 on business combinations, any reversals of these amounts will result in a decrease to tax expense.

Unrecognized tax benefits

The total amount of unrecognized tax benefits was $91 million and $99 million as of September 30, 2009 and December 31, 2008, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $78 million and $83 million as of September 30, 2009 and December 31, 2008, respectively. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to the guidance found in ASC Topic 740 on income taxes.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of September 30, 2009 and December 31, 2008, U. S. Steel had accrued liabilities of $4 million for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for income tax penalties.

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

Common Stock Repurchase Program

In the fourth quarter of 2008, U. S. Steel suspended the previously approved Common Stock Repurchase Program. During the third quarter and first nine months of 2008, 1,129,900 shares and 1,754,900 shares of common stock were repurchased for $129 million and $214 million, respectively.

Net (Loss) Income Per Share Attributable to United States Steel Corporation Shareholders

Basic net income or loss per common share is based on the weighted average number of common shares outstanding during the quarter.

Diluted net income per common share assumes the exercise of stock options and the vesting of restricted stock, restricted stock units, performance shares and the conversion of convertible notes (under the “if-converted” method), provided in each case the effect is dilutive. Due to the net loss position for the third quarter and nine months ended September 30, 2009, no securities were included in the computation of diluted net loss per common share because the effect would be antidilutive. Securities granted under our 2005 Stock Incentive Plan represented 3,139,700 potentially dilutive shares for the three and nine months ended September 30, 2009. Securities convertible under our 2014 Senior Convertible Notes represented 27,058,781 potentially dilutive shares for the three and nine months ended September 30, 2009. Securities granted under our 2005 Stock Incentive Plan representing 355,682 and 354,682 potentially dilutive shares for the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2009	2008	2009	2008
Net (loss) income attributable to United States Steel Corporation shareholders	$(303)	$919	$(1,134)	$1,822
Plus income effect of assumed conversion-interest on convertible notes	-	-	-	-

Net (Loss) income after assumed conversion	$(303)	$919	$(1,134)	$1,822

Weighted-average shares outstanding (in thousands):
Basic	143,363	117,169	131,466	117,423
Effect of convertible notes	-	-	-	-
Effect of stock options	-	401	-	397
Effect of dilutive restricted stock, performance shares and restricted stock units	-	256	-	231

Adjusted weighted-average shares outstanding, diluted	143,363	117,826	131,466	118,051

Basic earnings per common share	$(2.11)	$7.84	$(8.62)	$15.51

Diluted earnings per common share	$(2.11)	$7.79	$(8.62)	$15.43

Dividends Paid Per Share

The dividend rate for the second and third quarters of 2009 was 5 cents per common share, and it was 30 cents per common share for the first quarter of 2009. The dividend rate for the third quarter of 2008 was 30 cents per common share, and it was 25 cents per common share for the first and second quarters of 2008.

14.	Inventories

Inventories are carried at the lower of cost or market on a worldwide basis. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At September 30, 2009 and December 31, 2008, the LIFO method accounted for 43 percent and 39 percent of total inventory values, respectively.

(In millions)	September 30, 2009	December 31, 2008
Raw materials	$726	$1,322
Semi-finished products	525	552
Finished products	294	518
Supplies and sundry items	132	100

Total	$1,677	$2,492

Current acquisition costs were estimated to exceed these inventory values by $1.1 billion at September 30, 2009 and December 31, 2008. Cost of sales was reduced by $33 million and increased by $12 million in the third quarters of 2009 and 2008, respectively, as a result of liquidations of LIFO inventories. Cost of sales was reduced by $103 million and $20 million in the first nine months of 2009 and 2008, respectively, as a result of liquidations of LIFO inventories.

During the nine months ended September 30, 2009, we recorded lower of cost or market (LCM) related charges totaling approximately $155 million. No LCM adjustment was recorded in the nine months ended September 30, 2008.

Inventory includes $102 million and $96 million of land held for residential or commercial development as of September 30, 2009 and December 31, 2008, respectively.

U. S. Steel has coke swap agreements with other steel manufacturers designed to reduce transportation costs. U. S. Steel shipped approximately 25,000 tons and received approximately 28,000 tons of coke under swap agreements during the first nine months of 2009. U. S. Steel shipped approximately 820,000 tons and received approximately 730,000 tons of coke under the swap agreements during the first nine months of 2008.

U. S. Steel also has iron ore pellet swap agreements with an iron ore mining and processing company to obtain iron ore pellets that meet U. S. Steel’s specifications. U. S. Steel shipped and received approximately 731,000 tons of iron ore pellets during the first nine months of 2009. U. S. Steel shipped approximately 1,500,000 tons and received approximately 1,728,000 tons of iron ore pellets during the first nine months of 2008.

The coke and iron ore pellet swaps are recorded at cost as nonmonetary transactions. There was no income statement impact related to these swaps in either 2009 or 2008.

15.	Derivative Instruments

U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars, euros and Serbian dinars. Prior to Slovakia’s entry into the Eurozone as of January 1, 2009, the USSE segment also had foreign currency exchange rate risks related to the Slovak koruna. USSC’s revenues and costs are denominated in both Canadian and U.S. dollars. In addition, the acquisition of USSC was funded both from the United States and through the reinvestment of undistributed earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can impact income when remeasured at the end of each quarter. An $828 million U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary was the primary exposure at September 30, 2009.

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

As of September 30, 2009, U. S. Steel held euro forward sales contracts with a total notional value of approximately $195 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

Derivative instruments are required to be recognized at fair value in the balance sheet. U. S. Steel has not elected to designate these forward contracts as hedges. Therefore, changes in the fair value of the forward contracts are recognized immediately in the results of operations.

Additionally, we routinely enter into fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to natural gas purchases used in the production process. Historically, these forward physical purchase contracts have qualified for the normal purchases and normal sales exemption described in ASC Topic 815. However, due to reduced natural gas consumption, we have net settled some of our excess natural gas purchase contracts for certain facilities. Therefore, some of the remaining contracts for natural gas at those facilities no longer meet the exemption criteria and are therefore subject to mark-to-market accounting. As of September 30, 2009, U. S. Steel held commodity contracts for natural gas with a total notional value of approximately $34 million that are subject to mark-to-market accounting. As of September 30, 2008, all contracts qualified for the normal purchase normal sales exemption described in ASC Topic 815 and were not subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and September 30, 2008:

(In millions)	Location of Fair Value in Balance Sheet	Fair Value September 30, 2009	Fair Value December 31, 2008
Foreign exchange forward contracts	Accounts (payable) receivable	$(13)	$14
Forward physical purchase contracts	Accounts payable	$(19)	$(18)

	Location of Gain (Loss) on Derivative in Statement of Operations	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended September 30, 2009	Nine Months ended September 30, 2009
Foreign exchange forward contracts	Other financial costs	$(6)	$5
Forward physical purchase contracts	Cost of Sales	$14	$(32)

	Location of Gain (Loss) on Derivative in Statement of Operations	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended September 30, 2008	Nine Months ended September 30, 2008
Foreign exchange forward contracts	Other financial costs	$45	$17
Forward physical purchase contracts	Cost of Sales	N/A	N/A

In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our foreign exchange forward contracts is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions. The fair value of our forward physical purchase contracts for natural gas is also determined using Level 2 inputs. The inputs used include forward prices derived from the New York Mercantile Exchange.

16.	Debt

(In millions)	Interest Rates %	Maturity	September 30, 2009	December 31, 2008
2037 Senior Notes	6.65	2037	$350	$350
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	-
2013 Senior Notes	5.65	2013	300	300
Five-year Term Loan	Variable	2009 – 2012	-	475
Three-year Term Loan	Variable	2009 – 2010	-	180
Province Note (C$150 million)	1.00	2015	138	122
Environmental Revenue Bonds	4.75 – 6.25	2011 – 2016	458	458
Fairfield Caster Lease		2009 – 2012	29	37
Other capital leases and all other obligations		2009 – 2014	31	35
Credit Facility, $750 million	Variable	2012	-	-
USSK Revolver, €200 million	Variable	2011	293	282
USSK credit facilities, €60 million ($88 and $85 million)	Variable	2009 – 2012	-	-
USSS credit facility, €50 ($73 and $70 million)	Variable	2010	-	-

Total			3,412	3,189
Less Province Note fair value adjustment			41	38
Less unamortized discount			6	6
Less short-term debt and long-term debt due within one year			19	81

Long-term debt			$3,346	$3,064

Issuance of Senior Convertible Notes

On May 4, 2009, U. S. Steel issued $863 million of 4.00% Senior Convertible Notes (the “2014 Senior Convertible Notes”) due May 15, 2014. U. S. Steel received net proceeds from the offering of $836 million after fees of $27 million related to the underwriting discount and third party expenses. The fees for the issuance of the 2014 Senior Convertible Notes will be amortized to interest expense over their five-year term.

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

Repayment of Term Loans

U. S. Steel used $655 million of the net proceeds from the issuance of the 2014 Senior Convertible Notes and the issuance of common stock (see Note 13) to repay all amounts outstanding under its three-year Term Loan due October 2010 and five-year Term Loan due May 2012. The remaining net proceeds were used for general corporate purposes.

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

As of September 30, 2009, there were no amounts drawn on the Amended Credit Agreement and inventory levels supported the full $750 million of the facility. Since availability was greater than $112.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. However, based on the most recent four quarters, as of September 30, 2009, we would not meet this covenant if we were to borrow more than $637.5 million. If current economic conditions continue, the value or levels of inventory may decrease or we may not be able to meet this covenant in the future. Either or both of those situations would affect our ability to borrow the full amount of this facility.

Other obligations

At September 30, 2009, in the event of a change in control of U. S. Steel, debt obligations totaling $2,463 million, plus any sums then outstanding under our $750 million Credit Facility may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $46 million or provide a letter of credit to secure the remaining obligation.

In the event of the bankruptcy of Marathon Oil Corporation (Marathon), $484 million of obligations related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

U. S. Steel Košice (USSK) credit facilities

At September 30, 2009, USSK had €200 million (approximately $293 million) borrowed against its three-year revolving unsecured credit facility.

At September 30, 2009, USSK had no borrowings against its €40 million and €20 million credit facilities (which approximated $88 million), but had $8 million of customs and other guarantees outstanding, reducing availability to $80 million. On October 8, 2009, USSK entered into a new € 40 million three-year revolving unsecured credit facility that expires in October of 2012. This facility replaced the existing €40 million facility that was to expire in December 2009. The new facility provides for revised pricing but is otherwise substantially similar to the one it replaced. The € 20 million credit facility expires in December 2009 and we are currently negotiating a new agreement.

U. S. Steel Serbia (USSS) credit facility

During the third quarter of 2009, USSS amended its €50 million (approximately $73 million) secured working capital facility agreements. Availability is now limited to the value of USSS’s inventory of finished and semi-finished goods. Interest on borrowings is based on a spread over LIBOR or other defined European bank rates. The agreements contain customary terms and conditions and expire on August 31, 2010. At September 30, 2009, there were no borrowings against this facility and availability was €35 million ($52 million).

17.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	September 30, 2009	December 31, 2008
Balance at beginning of year	$48	$40
Additional obligations incurred	-	4
Obligations settled	(3)	-
Revisions in estimated closure costs	-	(1)
Foreign currency translation effects	1	2
Accretion expense	2	3

Balance at end of period	$48	$48

Certain asset retirement obligations related to disposal costs of certain fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate their fair value.

18.	2008 Collective Bargaining Agreements

In 2008, U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary reached new collective bargaining agreements with the United Steelworkers (USW), which cover approximately 16,900 employees at our flat-rolled, tubular, coke-making and iron ore operations in the United States (the 2008 CBAs). The 2008 CBAs were ratified by the USW membership in September 2008 and expire on September 1, 2012.

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

In accordance with ASC Topic 810, on consolidation, U. S. Steel consolidates the following entities:

Blackbird Acquisition Inc.

Blackbird Acquisition Inc. (Blackbird) is an entity established to facilitate the purchase and sale of certain fixed assets. U. S. Steel has no ownership interest in Blackbird; however, because the entity was established to conduct substantially all of its activities on behalf of U. S. Steel and does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support from U. S. Steel, U. S. Steel is considered to be the primary beneficiary. At September 30, 2009 and December 31, 2008, there were no assets or liabilities consolidated through Blackbird.

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. DRB manages the development and marketing of the property. At September 30, 2009, DRB was financed primarily through a secured, non-recourse lot development loan of approximately $1 million. The creditors of DRB have no recourse to the general credit of U. S. Steel. The majority of the expected returns flow to U. S. Steel; therefore, U. S. Steel is the primary beneficiary of DRB.

The consolidation of DRB had an insignificant effect on U. S. Steel’s results from operations for the quarters and nine month periods ended September 30, 2009 and 2008. The assets of DRB consolidated by U. S. Steel totaled $13 million at September 30, 2009 and December 31, 2008. The assets are primarily comprised of inventory of $9 million as of September 30, 2009 and December 31, 2008. Total liabilities of DRB consolidated by U. S. Steel totaled $3 million at September 30, 2009 and December 31, 2008. The liabilities of DRB consolidated by U. S. Steel are primarily comprised of accounts payable and accrued development costs of $2 million as of September 30, 2009 and December 31, 2008.

Gateway Energy & Coke Company, LLC

In the first quarter 2008, U. S. Steel entered into a coke supply agreement with Gateway Energy & Coke Company, LLC (Gateway), a wholly owned subsidiary of SunCoke Energy, Inc. Gateway has constructed a heat recovery coke plant with an expected annual capacity of 651,000 tons of coke at U. S. Steel’s Granite City Works that began operations in the fourth quarter of 2009.

U. S. Steel has no ownership interest in Gateway; however, because U. S. Steel is the primary beneficiary of Gateway, U. S. Steel consolidates Gateway in its financial results. The primary beneficiary designation was determined because U. S. Steel has a 15-year arrangement to purchase coke. Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. After January 1, 2010, a maximum default payment of approximately $285 million would apply if U. S. Steel terminates the agreement.

At September 30, 2009 and December 31, 2008, Gateway had added approximately $295 million and $162 million, respectively, in assets to our consolidated balance sheet. The assets were comprised mainly of construction in progress, which were entirely offset by the noncontrolling interest. Additionally, Gateway had added approximately $18 million and $19 million in liabilities at September 30, 2009 and December 31, 2008, respectively. The liabilities were comprised mainly of accounts payable, which were also entirely offset by the noncontrolling interest. Creditors of Gateway have no recourse to the general credit of U. S. Steel. For the three and nine months ended September 2009 and 2008, the consolidation of Gateway had an insignificant effect on U. S. Steel’s results from operations.

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

In June 2009, U. S. Steel entered into agreements which amended the Receivables Purchase Agreement. These agreements (a) revised pricing, increased reserve factors and percentages, (b) added a new termination event if there is a change of control of U. S. Steel, (c) changed the definition of “Eligible Receivables,” (d) changed certain performance triggers and (e) made other conforming and clarifying changes. The amended Receivables Purchase Agreement expires on September 24, 2010.

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

At September 30, 2009 and December 31, 2008, $413 million and $500 million, respectively, of eligible accounts receivable could have been sold under this facility. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which has historically not been significant.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We incurred insignificant costs for the three and nine months ended September 30, 2009 and $1 million and $2 million for the three and nine months ended September 30, 2008, respectively, relating to fees on the Receivables Purchase Agreement. These costs are included in other financial costs in the statement of operations.

The table below summarizes cash flows related to the program:

	Nine Months Ended September 30,
(In millions)	2009	2008
Proceeds from:
Collections reinvested	$-	$7,064

The table below summarizes the trade receivables for USSR:
(In millions)	September 30, 2009	December 31, 2008
Balance of accounts receivable – net, purchased by USSR	$769	$1,030
Revolving interest sold to conduits	-	-

Accounts receivable – net, included in the accounts receivable balance on the balance sheet of U. S. Steel	$769	$1,030

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure of U. S. Steel to make payment under its material debt.

21.	Fair Value of Financial Instruments

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 15, by individual balance sheet account. U. S. Steel’s financial instruments at September 30, 2009 and December 31, 2008 were:

	September 30, 2009		December 31, 2008
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Cash and cash equivalents	$1,543	$1,543	$724	$724
Receivables	1,502	1,502	2,106	2,106
Receivables from related parties	136	136	182	182
Income Tax Receivable	206	206	-	-
Investments and long-term receivables (a)	13	13	23	23

Total financial assets	$3,400	$3,400	$3,035	$3,035
Financial liabilities:
Accounts payable	$1,408	$1,408	$1,440	$1,440
Accounts payable to related parties	82	82	43	43
Accrued interest	51	51	33	33
Debt (b)	3,724	3,308	2,650	3,075

Total financial liabilities	$5,265	$4,849	$4,166	$4,591

(a)	Excludes equity method investments.
(b)	Excludes capital lease obligations.

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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 25.

22.	Comprehensive Income (Loss)

The following table reflects the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Net (loss) income	$(307)	$942	$(1,138)	$1,856
Changes in foreign currency translation adjustments, net of tax	148	(244)	280	(192)
Changes in employee benefit accounts, net of tax	28	(750)	68	(710)

Comprehensive (loss) income	$(131)	$(52)	$(790)	$954

23.	Statement of Changes in Stockholders’ Equity

The following table reflects the reconciliation at the beginning and the end of the period of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

Nine Months Ended September 30, 2009	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$5,059		$5,666	$(3,269)	$124	$(612)	$2,986	$164
Comprehensive income:
Net Loss	(1,138)	(1,138)	(1,134)					(4)
Other comprehensive income (loss), net of tax:
Pension and Other Benefit Adjustments	68	68		68
Currency Translation Adjustment	280	280		276				4
Employee stock plans	26					4	22
Common Stock Issued	667				27		640
Dividends paid on common stock	(49)		(49)
Partner Contributions	127							127
Other	(1)							(1)

Balance at September 30, 2009	$5,039	$(790)	$4,483	$(2,925)	$151	$(608)	$3,648	$290

Nine Months Ended September 30, 2008	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$5,619		$3,683	$(836)	$124	$(395)	$2,955	$88
Comprehensive income:
Net Income	1,856	1,856	1,822					34
Other comprehensive income (loss), net of tax:
Pension and Other Benefit Adjustments	(710)	(710)		(710)
Currency Translation Adjustment	(192)	(192)		(192)
Employee stock plans	37					10	27
Common stock issued/repurchased	(214)					(214)
Dividends paid on common stock	(94)		(94)
Partner Contributions	59							59
Purchase Price Adjustment	(25)							(25)
Other	(1)		(1)

Balance at September 30, 2008	$6,335	$954	$5,410	$(1,738)	$124	$(599)	$2,982	$156

24.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products, transportation services and fees for providing various management and other support services to equity and other related parties. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $246 million and $373 million for the quarters ended September 30, 2009 and 2008, respectively and $527 million and $996 million for the nine months ended September 30, 2009 and 2008, respectively. Sales to related parties were conducted under terms comparable to those with unrelated parties.

Purchases from equity investees for outside processing services amounted to $8 million and $227 million for the quarters ended September 30, 2009 and 2008, respectively and $79 million and $312 million for the nine months ended September 30, 2009 and 2008, respectively. Purchases of taconite pellets from equity investees amounted to $100 million and $70 million for the quarters ended September 30, 2009 and 2008, respectively and $152 million and $138 million for the nine months ended September 30, 2009 and 2008.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $68 million and $42 million at September 30, 2009 and December 31, 2008, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other equity investees totaled $14 million and $1 million at September 30, 2009 and December 31, 2008, respectively.

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

Asbestos matters – As of September 30, 2009, U. S. Steel was a defendant in approximately 465 active cases involving approximately 3,025 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). Approximately 2,550, or about 84 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the nine months ended September 30, 2009, U. S. Steel paid approximately $7 million in settlements. These settlements and other dispositions resolved approximately 180 claims. New case filings in the first nine months of 2009 added approximately 155 claims. At December 31, 2008, U. S. Steel was a defendant in approximately 450 active cases involving approximately 3,050 plaintiffs. During 2008, U. S. Steel paid approximately $13 million in settlements. These settlements and other dispositions resolved approximately 400 claims. New case filings in the year ended December 31, 2008 added approximately 450 claims. Most claims filed in 2008 and 2009 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 195 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. The vast majority of pending claims against U. S. Steel allege so-called “premises” liability-based alleged exposure on U. S. Steel’s current or former premises. These claims are made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers. In most cases the claimant also was exposed to asbestos in non-U. S. Steel settings; the relative periods of exposure between U. S. Steel and non-U. S. Steel settings vary with each claimant; and the strength or weakness of the causal link between U. S. Steel exposure and any injury vary widely.

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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities, which are recorded in deferred credits and other liabilities, totaled $151 million at September 30, 2009, of which $14 million was classified as current, and $162 million at December 31, 2008, of which $14 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $1 million and $29 million for the quarters ended September 30, 2009 and 2008, respectively, and $4 million and $34 million for the nine months ended September 30, 2009 and 2008, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters and projects with ongoing study and scope development may exceed the accrued liabilities by as much as 45 to 60 percent.

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

Projects with Ongoing Study and Scope Development – There are six environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are five Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant and U. S. Steel’s former Geneva Works) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of September 30, 2009, accrued liabilities for these projects totaled $21 million for the costs of studies, investigations, interim measures, design and/or remediation. The Geneva Works project was previously considered a “significant project with defined scope”; however, further studies are being conducted which we expect to result in an expanded scope. Depending on agency negotiations and other factors, U. S. Steel expects that the scope of the Geneva Works and UPI projects will become defined in 2009 or 2010. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $70 million to $90 million.

Significant Projects with Defined Scope – As of September 30, 2009, a total of $48 million was accrued for projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site. Additional projects with defined scope include the Municipal Industrial & Disposal Company (MIDC) CERCLA

site in Elizabeth, PA, and the Duluth St. Louis Estuary and Upland Project. As of September 30, 2009, accrued liabilities for these two additional projects totaled $32 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are seven other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2009 was $15 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at September 30, 2009 was $9 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $20 million at September 30, 2009 and were based on known scopes of work.

Administrative and Legal Costs – As of September 30, 2009, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2009 and 2008, such capital expenditures totaled $43 million and $74 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

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

The U.S. Environmental Protection Agency (EPA) has announced the signing of new greenhouse gas emission inventory and reporting requirements for all facilities emitting 25,000 metric tons or more per year of carbon dioxide equivalent (CO 2e) greenhouse gases. The regulation will require facilities to collect information on CO2e and report emissions to the EPA starting in January of 2011, covering the 2010 calendar year. It is expected that most U. S. Steel facilities will be required to comply with the new regulation. Publication in the Federal Register is anticipated by the end of October 2009, and the rule becomes effective 30 days after publication. Since it was first proposed by the EPA, U. S. Steel has been undertaking preparations for meeting this requirement and is evaluating the cost of compliance.

The EPA has also proposed new permitting requirements for facilities emitting 25,000 metric tons or more per year of CO2 based on requirements of the Clean Air Act. This proposal will be subject to public comment before being finalized. The EPA expects to have the new regulation in place by the first quarter of 2010. Evaluating the cost of compliance with this proposed regulation is not possible until the EPA has addressed all public comments.

On June 26, 2009, the United States House of Representatives passed the American Clean Energy and Security Act (also known as the Waxman-Markey Bill). Similar legislation is under consideration by the Senate in the form of a bill proposed by Senators Boxer and Kerry on September 30, 2009. These bills would establish a national cap-and-trade program (to be phased-in beginning in 2012) that would require entities emitting greenhouse gases (or in some instances the producers of fuels that would result in such emissions) to present allowances that account for each ton of CO2e emitted, subject to yearly national caps on overall emissions from covered sources. The bills include provisions that would grant limited relief, including the allocation of free allowances, for qualifying energy-intensive and trade-sensitive industries, for which iron and steel producers should qualify. It is uncertain when the Senate will act on these matters. If this or similar legislation is adopted, it could have far ranging economic and operational consequences for U. S. Steel.

In July 2008, following approval by the European Commission of Slovakia’s national allocation plan for the 2008 to 2012 trading period (NAP II), Slovakia granted USSK more CO2 emissions allowances per year than USSK received for the 2005 to 2007 trading period. Based on actual carbon emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. During the nine months ended September 30, 2009, USSK entered into transactions to sell a portion of our allowances and recognized approximately $34 million of gains related to these transactions. These gains are reflected in the net gains on disposal of assets line on the Consolidated Statement of Operations.

On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution (the Plan). The Plan would set mandatory reduction targets on all major greenhouse gas producing industries to achieve an absolute reduction of 150 megatonnes in greenhouse gas emissions from 2006 levels by 2020. On March 10, 2008, Canada’s federal government published details of its Regulatory Framework for Industrial Greenhouse Gas Emissions (the Framework). The Plan and the Framework provide that facilities existing in 2004 will be required to cut their greenhouse gas emissions intensity by 18 percent below their 2006 baseline by 2010, with a further 2 percent reduction in each following year. The Framework provided that newer and future facilities would be subject to phased in 2% annual emissions intensity reduction obligations and clean fuel standards. Companies will be able to choose the most cost-effective way to meet their targets from a range of options which include carbon trading, offsets and credit for early action (between 1992 and 2006). The Framework effectively exempts fixed process emissions of CO2, which could exclude certain iron and steel producing CO2 emissions from mandatory reductions. More recently, the federal government has indicated that it may reconsider its proposed intensity-based approach in light of potential U. S. legislation which may impose emission caps and import duties on countries which do not have a comparable regime. On June 12, 2009, Canada’s federal government released for comment two draft guides related to the establishment of an Offset System in Canada. These draft documents propose rules and provide guidance on the requirements and processes to create offset credits and the requirements and processes to verify the eligible greenhouse gas reductions achieved from an offset project. Canada’s federal government has stated that, once in place, the Offset System will establish tradable credits and encourage cost-effective domestic greenhouse gas reductions in areas that will not be covered by planned federal greenhouse gas regulations.

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

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $151 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $11 million at September 30, 2009. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Contingencies related to the Separation from Marathon – In the event of the bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $26 million as of September 30, 2009 may be declared immediately due and payable.

Put Option Agreement – USSC owns a 60% ownership interest in Z-Line Company (Z-Line). Z-line owns and operates a galvanizing/galvannealing line located within Hamilton Works. The Z-Line partnership agreement that Stelco entered into in 1990 grants a put option that gave the minority owner the right to require USSC to purchase its 40% ownership interest in Z-Line. On September 3, 2009, the minority owner provided written notice to USSC of its intent to exercise the put option. The purchase price is the greater of (1) the fair market value of the minority owner’s partnership interest or (2) 40% of the average net book value of the partnership assets over the past 12 fiscal quarters. U. S. Steel estimates that the purchase price, which is expected to be paid by December 31, 2009, will be at least $23 million.

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

Investment Canada Action – On July 17, 2009, the Attorney General of Canada initiated a proceeding under Section 40 of Canada’s Investment Canada Act by filing an application in the Canadian federal court that seeks to impose a financial penalty on U. S. Steel due to the Company’s alleged failure to comply with two of the 31 undertakings made by U. S. Steel to the Minister of Industry in connection with the 2007 acquisition of Stelco. The specific undertakings at issue concern production and employment levels anticipated at U. S. Steel Canada (USSC) assuming certain business conditions. In response to a previous written demand from the Minister with respect to this matter, the Company provided full disclosure regarding the operations at USSC and the impact that the sudden and severe world-wide economic downturn has had on the global steel sector and all of the Company’s North American operations, including operations at USSC. In accordance with the specific language of the undertakings at issue, the unprecedented economic downturn, the effects of which were beyond the control of the company, expressly excuse any non-attainment of the production and employment levels targeted by the 2007 submission. The Company is vigorously defending the matter and believes that the action is without justification or authority.

Randle Reef – The Canadian and Ontario governments have identified a sediment deposit in Hamilton Harbor near USSC’s Hamilton Works for remediation, which the regulatory agencies estimate will require expenditures of approximately C$90 million (approximately $83 million). The national and provincial governments have each allocated C$30 million (approximately $28 million) for this project and they have stated that they will be looking for local sources, including industry, to fund the remaining one third. USSC has committed C$7 million (approximately $6 million) as its contribution. Additional contributions may be sought.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $13 million at September 30, 2009). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

1314B Partnership – The partnership was terminated on October 31, 2008. U. S. Steel, under certain circumstances, is required to indemnify the limited partners if product sales from the partnership prior to 2003 fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at September 30, 2009, including interest and tax gross-up, is approximately $100 million. No liability has been recorded for this indemnification as management believes that the potential exposure is not probable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $173 million as of September 30, 2009, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At September 30, 2009, U. S. Steel’s contract commitments to acquire property, plant and equipment totaled $180 million.

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

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2012. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at the Edgar Thomson plant are permanently discontinued. At September 30, 2009, a maximum termination payment of $16 million, which declines through the contract period, would apply if associated steelmaking operations were permanently discontinued.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2012. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Granite City Works are permanently discontinued or an alternative steelmaking technology eliminates the use of oxygen. At September 30, 2009, a maximum termination payment of $8 million, which declines through the contract period, would apply if associated steelmaking operations were permanently discontinued.

U. S. Steel is party to an arrangement for the supply of industrial gases that expires in 2014. There is no monthly minimum facility fee associated with this arrangement; however, U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Gary Works are permanently discontinued. At September 30, 2009, a maximum termination payment of $57 million, which declines through the contract period, would apply if associated steelmaking operations were permanently discontinued.

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

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2015. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Great Lakes Works are permanently discontinued. At September 30, 2009, a maximum termination payment of $8 million, which declines through the contract period, would apply if steelmaking operations were permanently discontinued.

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

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2013. U. S. Steel is required to pay a minimum facility fee of less than $1 million per month. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Lake Erie Works are permanently discontinued or for technological obsolescence. At September 30, 2009, a maximum termination payment of approximately $20 million would apply if associated steelmaking operations are permanently discontinued.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases that expires in 2025. Under this arrangement, U. S. Steel is required to pay a minimum facility fee of approximately $2 million per month beginning October 2009. U. S. Steel cannot elect to terminate this contract early unless associated steelmaking operations at Lake Erie Works are permanently discontinued or for technological obsolescence. If associated steelmaking operations are permanently discontinued after October 1, 2017, a maximum termination payment of approximately $45 million is due.

U. S. Steel is party to a take-or-pay arrangement for the supply of industrial gases at USSS that expires in 2021. Under this arrangement, U. S. Steel is required to pay a minimum facility fee and a fixed production fee that total approximately $2 million per month. U. S. Steel can elect to terminate this contract early by providing 90 days written notice and paying a maximum termination fee, which declines through the contract period, of approximately $55 million as of September 30, 2009.

26.	Subsequent Event

On October 9, 2009, USSC entered into an agreement with an unaffiliated third party providing for the sale of USSC’s 44.6 percent interest in the Wabush Mines Joint Venture (Wabush) for approximately $53 million. Wabush owns and operates iron ore mining and pellet facilities in Newfoundland and Labrador and Quebec, Canada. On October 12, 2009, Cliffs Natural Resources Inc., one of the other owners of Wabush, exercised its right of first refusal and is now obligated to purchase USSC’s interest in Wabush. Completion of the transaction is subject to customary closing conditions, including regulatory approvals and third party consents, and is scheduled to occur in the fourth quarter of 2009.

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

U. S. Steel has been and continues to be adversely impacted by the current global recession. Our raw steel capability utilization rate in the first nine months of 2009 was 43 percent for North American operations and 65 percent for European operations. As further described below, we incurred an operating loss of $1,355 million in the first nine months of 2009 and we expect an operating loss in the fourth quarter due primarily to continued low operating rates and idled facility carrying costs. See page 12 of our Annual Report on Form 10-K for the year ended December 31, 2008 and pages 29-30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 for the numerous actions we have taken to enhance our liquidity, maintain a solid balance sheet and position us for growth over the long term.

CRITICAL ACCOUNTING ESTIMATES

The following critical accounting estimates should be read in conjunction with those included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Inventories – Inventories are carried at the lower of cost or market on a worldwide basis.

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used on 43 percent and 39 percent of consolidated inventories at September 30, 2009 and December 31, 2008, respectively.

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

Goodwill – Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill.

We have two reporting units that have a significant amount of goodwill. Our Flat-rolled reporting unit was allocated goodwill from the Stelco and Lone Star acquisitions in 2007. These amounts reflect the benefits we expect the Flat-rolled reporting unit to realize from expanding our flexibility in meeting our customers’ needs and running our Flat-rolled facilities at higher operating rates to source our semi-finished product needs. Our Texas Operations reporting unit, which is part of our Tubular operating segment, was allocated goodwill from the Lone Star acquisition, reflecting the benefits we expect the reporting unit to realize from the expansion of our tubular operations.

U. S. Steel completed its annual goodwill impairment test during the third quarter of 2009 and determined that there was no goodwill impairment for either reporting unit. Fair value was determined in accordance with the guidance in Accounting Standards Codification (ASC) Topic 820 on fair value, which requires consideration of the income, market and cost approaches as applicable. For the 2009 annual goodwill impairment test, U. S. Steel used fair values estimated under the income approach and the market approach. U. S. Steel did not utilize the cost approach as relevant data was not available.

The income approach is based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using probability weighted scenarios of future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. A three percent perpetual growth rate was used to arrive at an estimated future terminal value. A discount rate of 11 percent was used for both reporting units which was based upon the cost of capital of other comparable steel companies, which we view as the most likely market participants, as of the date of our goodwill impairment test.

The market approach is based upon an analysis of valuation metrics for companies comparable to our reporting units. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using an appropriate valuation multiple based on this analysis, estimated normalized earnings and an estimated control premium.

In order to validate the reasonableness of the estimated fair values of our reporting units, a reconciliation of the aggregate fair values of all reporting units to market capitalization, using a reasonable control premium, was performed as of the valuation date. We further validated the reasonableness of the estimated fair values of our reporting units using other valuation metrics that included data from U. S. Steel’s historical transactions as well as published industry analyst reports.

As of September 30, 2009, the Flat-rolled and Texas Operations reporting units have $853 million and $834 million of goodwill, respectively. The 2009 annual goodwill impairment test showed that the estimated fair values of our Flat-rolled and Texas Operations reporting units exceeded their carrying values by approximately $1.0 billion and $234 million, respectively. A 50 basis point increase in the discount rate, a critical assumption in which even a minor change can have a significant impact on the estimated fair value of the reporting unit, would decrease the fair value of the Flat-rolled and Texas Operations reporting units by $676 million and $112 million, respectively, but would still result in no goodwill impairment charge.

The estimates of fair value of a reporting unit under the income approach are determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. If business conditions deteriorate or other factors have an adverse effect on our estimates of discounted future cash flows or assumed growth rates, or if we experience a sustained decline in our market capitalization, future tests of goodwill impairment may result in an impairment charge.

RESULTS OF OPERATIONS

Net sales by segment for the third quarter and first nine months of 2009 and 2008 are set forth in the following table:

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions, excluding intersegment sales)	2009	2008		2009	2008
Flat-rolled	$1,745	$4,325	-60%	$4,648	$11,505	-60%
USSE	822	1,598	-49%	2,088	4,714	-56%
Tubular	234	1,333	-82%	906	2,866	-68%

Total sales from reportable segments	2,801	7,256	-61%	7,642	19,085	-60%
Other Businesses	16	56	-71%	52	167	-69%

Net sales	$2,817	$7,312	-61%	$7,694	$19,252	-60%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended September 30, 2009 versus the quarter ended September 30, 2008 is set forth in the following table:

Quarter Ended September 30, 2009 versus Quarter Ended September 30, 2008

	Steel Products Sales (a)
	Volume	Price	Mix	FX (b)	Coke & Other Sales	Net Change
Flat-rolled	-38%	-16%	0%	-3%	-3%	-60%
USSE	-9%	-33%	-1%	-4%	-2%	-49%
Tubular	-66%	-11%	1%	0%	-6%	-82%

(a)	Excludes intersegment sales
(b)	Foreign currency effects

Sales for all three reportable segments in the 2009 periods were negatively affected by the impacts of the global recession.

Net sales were $2,817 million in the third quarter of 2009, compared with $7,312 million in the same quarter last year. The decrease in sales for the Flat-rolled segment primarily reflected lower shipments and lower average realized prices, which decreased by $302 per ton. The decrease in sales for the European segment was primarily due to lower average realized prices and lower shipments. Average realized prices for USSE decreased $471 per ton from the same period last year. The decrease in sales for the Tubular segment resulted primarily from lower shipments and lower average realized prices, which decreased by $916 per ton.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008 is set forth in the following table:

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

	Steel Products Sales (a)
	Volume	Price	Mix	FX (b)	Coke & Other Sales	Net Change
Flat-rolled	-50%	-4%	0%	-3%	-3%	-60%
USSE	-31%	-15%	0%	-7%	-3%	-56%
Tubular	-64%	1%	1%	0%	-6%	-68%

(a)	Excludes intersegment sales
(b)	Foreign currency effects

Net sales were $7,694 million in the first nine months of 2009, compared with $19,252 million in the same period last year. The decrease in sales for the Flat-rolled segment primarily reflected lower shipments and lower average realized prices, which decreased $115 per ton from the same period last year. The decrease in sales for the European segment was primarily due to lower shipments and lower average realized prices. Average realized prices for USSE decreased $321 per ton from the same period last year. The decrease in sales for the Tubular segment resulted primarily from lower shipments.

Operating expenses

Profit-based union payments

Results for the third quarter and first nine months of 2009 did not include any costs for profit-based payments to employees represented by the United Steelworkers (USW) because the provisions of the 2008 Collective Bargaining Agreements with the USW (the 2008 CBAs) provide for such payments only after a base threshold of operating income is earned. Results for the third quarter and first nine months of 2008 included costs of $109 million and $206 million, respectively. These costs are included in cost of sales on the statement of operations.

Profit-based payment amounts per the agreements with the USW are calculated as a percentage of consolidated income from operations (as defined in the agreements) and are paid as profit sharing to active USW-represented employees (excluding employees of U. S. Steel Canada (USSC)) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $52 million in the third quarter of 2009, compared to $21 million in the third quarter of 2008. Defined benefit and multiemployer pension plan costs totaled $219 million in the first nine months of 2009, compared to $50 million in the first nine months of 2008. Pension costs in the first nine months of 2009 included $65 million for settlement, termination and curtailment charges primarily related to several voluntary early retirement programs (VERPs) accepted by approximately 1,050 employees in the United States and Europe, and $10 million for pension curtailment charges in connection with the sale of a majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E). Excluding these charges, the increased expense in both periods mainly reflected the decreased funded status of the main U. S. Steel pension plan.

Costs related to defined contribution plans totaled $2 million and $22 million in the third quarter and first nine months of 2009, respectively, compared to $9 million and $26 million in the comparable periods in 2008. The first nine months of 2009 included $13 million for VERP-related benefits under these plans.

Other benefits costs, including multiemployer plans, totaled $45 million and $146 million in the third quarter and first nine months of 2009, respectively, compared to $39 million and $107 million in the corresponding periods of 2008. The increases in both periods reflected the benefit enhancements encompassed by the 2008 CBAs, partially offset by lower costs at USSC as a result of favorable claims experience. The increase in the nine month period also reflected termination charges of $13 million primarily related to the VERP that was offered in the first quarter of 2009.

Postemployment benefits

U. S. Steel recorded a credit of $8 million in the third quarter of 2009 and net charges of $107 million in the first nine months of 2009 related to the recognition of estimated future layoff benefits for employees associated with the temporary idling of certain facilities and reduced production at others. The favorable adjustments in the third quarter resulted from earlier than expected restarts of some idled facilities. The accrual was recorded in accordance with the guidance in ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” which requires that costs associated with ongoing benefit arrangements, such as supplemental unemployment benefits, salary continuance and the continuation of health care benefits and life insurance coverage, be recorded no later than the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable.

Selling, general and administrative expenses

Selling, general and administrative expenses were $163 million in the third quarter of 2009, compared to $151 million in the third quarter of 2008. Selling, general and administrative expenses were $460 million in the first nine months of 2009, compared to $464 million in the same period of 2008. The changes in both periods mainly resulted from higher pension and other benefits costs as discussed above in “Pension and other benefits costs,” offset by overhead cost reduction efforts. Pension and other benefit costs included in selling, general and administrative expenses increased by $29 million and $101 million in the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008.

(Loss) income from operations by segment for the third quarter and first nine months of 2009 and 2008 is set forth in the following table:

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2009	2008		2009	2008
Flat-rolled	$(370)	$846	-144%	$(1,154)	$1,411	-182%
USSE	7	173	-96%	(205)	632	-132%
Tubular	(21)	420	-105%	18	648	-97%

Total (loss) income from reportable segments	(384)	1,439	-127%	(1,341)	2,691	-150%
Other Businesses	5	22	-77%	(5)	56	-109%

Segment (loss) income from operations	(379)	1,461	-126%	(1,346)	2,747	-149%
Retiree benefit expenses	(33)	(6)		(99)	(4)
Other items not allocated to segments:
Federal excise tax refund	-	-		34	-
Litigation reserve	-	-		45	(45)
Net gain on sale of assets	-	-		97	-
Workforce reduction charges	-	-		(86)	-
Labor agreement signing payments	-	(105)		-	(105)
Environmental remediation	-	(23)		-	(23)
Flat-rolled inventory transition effects	-	-		-	(23)

Total (loss) income from operations	$(412)	$1,327	-131%	$(1,355)	$2,547	-153%

Segment results for Flat-rolled

	Quarter Ended September 30,		%	Nine Months Ended September 30,		%
	2009	2008	Change	2009	2008	Change
(Loss) income from operations ($ millions)	$(370)	$846	-144%	$(1,154)	$1,411	-182%
Raw steel production (mnt)	3,548	5,282	-33%	7,791	16,454	-53%
Capability utilization	57.9%	86.2%	-33%	42.9%	90.2%	-52%
Steel shipments (mnt)	2,722	4,505	-40%	6,660	14,055	-53%
Average realized steel price per ton	$605	$907	-33%	$660	$775	-15%

The decrease in Flat-rolled results in the third quarter of 2009 compared to the same period in 2008 resulted mainly from unfavorable changes in commercial effects (approximately $1,290 million), lower income from sales of semi-finished steel to Tubular (approximately $190 million) and increased costs related to idled facilities (approximately $150 million). These were partially offset by lower raw material and natural gas costs (approximately $240 million) and the absence of accruals for profit-based payments (approximately $160 million).

The decrease in Flat-rolled results in the first nine months of 2009 compared to the same period in 2008 resulted mainly from unfavorable changes in commercial effects (approximately $2,150 million), increased costs related to idled facilities (approximately $380 million), lower income from sales of semi-finished steel to Tubular (approximately $320 million), lower income from joint ventures (approximately $90 million) and the recognition of future layoff benefits (approximately $90 million). These were partially offset by the absence of accruals for profit-based payments (approximately $260 million) and lower raw material and natural gas costs (approximately $240 million).

Segment results for USSE

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Income (loss) from operations ($ millions)	$7	$173	-96%	$(205)	$632	-132%
Raw steel production (mnt)	1,528	1,623	-6%	3,586	5,456	-34%
Capability utilization	82.0%	87.0%	-6%	64.8%	98.2%	-34%
Steel shipments (mnt)	1,285	1,409	-9%	3,217	4,743	-32%
Average realized steel price per ton	$615	$1,086	-43%	$627	$948	-34%

The decrease in USSE results in the third quarter of 2009 compared to the same period in 2008 was primarily due to unfavorable changes in commercial effects (approximately $500 million), partially offset by lower raw material costs (approximately $350 million).

The decrease in USSE results in the first nine months of 2009 compared to the same period in 2008 was primarily due to unfavorable changes in commercial effects (approximately $1,030 million), net unfavorable currency effects (approximately $100 million) and write-downs of inventory (approximately $60 million), partially offset by lower raw material costs (approximately $410 million).

Segment results for Tubular

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008

(Loss) income from operations ($ millions)	$(21)	$420	-105%	$18	$648	-97%
Steel shipments (mnt)	151	519	-71%	450	1,452	-69%
Average realized steel price per ton	$1,474	$2,390	-38%	$1,889	$1,823	4%

The decrease in Tubular results in the third quarter of 2009 compared to the same period last year mainly resulted from unfavorable changes in commercial effects (approximately $440 million).

The decrease in Tubular results in the first nine months of 2009 compared to the same period last year mainly resulted from unfavorable changes in commercial effects (approximately $530 million), reduced income from scrap sales (approximately $50 million), operating inefficiencies (approximately $50 million) and increased costs related to idled facilities (approximately $30 million). These were partially offset by the absence of accruals for profit-based payments (approximately $40 million).

Results for Other Businesses

Other Businesses generated income of $5 million in the third quarter of 2009, compared to income of $22 million in the third quarter of 2008. Other Businesses generated a loss of $5 million in the first nine months of 2009, compared to income of $56 million in the first nine months of 2008. The decrease in both periods resulted primarily from lower results for our transportation business due partially to the sale of EJ&E in the first quarter of 2009.

Items not allocated to segments

The increase in retiree benefit expenses in the third quarter and first nine months of 2009 compared to the same periods last year primarily resulted from the decreased funded status of the main pension plan and benefit enhancements included in the 2008 CBAs.

During the first nine months of 2009, U. S. Steel received a federal excise tax refund of $34 million associated with the recovery of black lung excise taxes that were paid on coal export sales during the period October 1, 1990 to December 31, 1992.

A litigation reserve of $45 million involving a rate escalation provision in a U. S. Steel power supply contract was established in the first quarter of 2008 as a result of a court ruling and was subsequently reversed in the second quarter of 2009 as that decision was overturned. See Part II. Other Information – Item 1. Legal Proceedings.

We recorded a $97 million pre-tax net gain on sale of assets in the first nine months of 2009 as a result of the sale of a majority of the operating assets of EJ&E. The net gain included a pension curtailment charge of approximately $10 million.

Workforce reduction charges of $86 million in the first nine months of 2009 reflected employee severance and net benefit charges related to the VERP in the first quarter of 2009, which was accepted by approximately 500 non-represented employees in the United States.

The 2008 BLA Agreements provided for signing payments of up to $6,000 per employee. These labor agreement signing payments resulted in a pre-tax charge of $105 million in the third quarter of 2008.

An environmental remediation charge of $23 million was taken in the third quarter of 2008 as the scope of work for an environmental project at a former operating location became defined.

Unfavorable flat-rolled inventory transition effects of $23 million in the first nine months of 2008 reflected the impact of selling inventory acquired in the acquisition of USSC, which had been recorded at fair value.

Net interest and other financial costs

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2009	2008		2009	2008
Interest and other financial costs	$48	$43	12%	$129	$137	-6%
Interest income	(2)	(3)	-33%	(5)	(11)	-55%
Foreign currency (gains) losses	(21)	6		(19)	(87)

Total	$25	$46	-46%	$105	$39	169%

The changes in net interest and other financial costs in the third quarter and first nine months of 2009 compared to the same periods last year were mainly due to changes in foreign currency effects. The foreign currency effects include remeasurement effects on a U.S. dollar-denominated intercompany loan (Intercompany Loan) from a U.S. subsidiary to a European subsidiary that had an outstanding balance of $828 million at September 30, 2009, partially offset by losses on euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency rate exposure. For additional information on U. S. Steel’s foreign currency exchange derivatives activity, see Note 15 to the Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

The income tax benefit in the third quarter and first nine months of 2009 was $130 million and $322 million, respectively, compared with provisions of $339 million and $652 million in the third quarter and first nine months of 2008, respectively. The effective tax benefit rates in the third quarter and first nine months of 2009 are lower than the statutory rate because losses in Canada and Serbia, which are jurisdictions where we have recorded a full valuation allowance on deferred tax assets, do not generate a tax benefit for accounting purposes. Included in the tax benefit in the first nine months of 2009 is $35 million of tax expense related to the net gain on the sale of EJ&E, $13 million of tax expense related to the federal excise tax refund and a tax benefit of $11 million related to adjustments of prior year taxes.

At September 30, 2009, the net domestic deferred tax asset was $767 million compared to $802 million at December 31, 2008. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and payments are made to retirees. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

At September 30, 2009, the net foreign deferred tax asset was $107 million, net of an established valuation allowance of $521 million. As of December 31, 2008, the net foreign deferred tax asset was $32 million, net of an established valuation allowance of $281 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is provided for the Canadian deferred tax assets due to the absence of positive evidence at USSC to support the realizability of the deferred tax assets. A full valuation allowance is provided for the Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating losses and credit carryforwards, are more than sufficient to offset future tax liabilities. If USSC and USSS generate sufficient income, the valuation allowances of $436 million for Canadian deferred tax assets and $74 million for Serbian deferred tax assets as of September 30, 2009, would be partially or fully reversed at such time that it is more likely than not that the Company will realize the deferred tax assets.

For further information on income taxes see Note 12 to the Financial Statements.

The net loss attributable to United States Steel Corporation was $303 million and $1,134 million in the third quarter and first nine months of 2009, respectively, compared to net income of $919 million and $1,822 million in the third quarter and first nine months of 2008, respectively. The decrease in both periods primarily reflected the factors discussed above.

BALANCE SHEET

Receivables decreased by $650 million from year-end 2008 as third quarter 2009 average realized prices decreased compared to the fourth quarter of 2008.

Inventories decreased by $815 million from December 31, 2008 as a result of low operating levels in the first nine months of 2009 and efforts to reduce working capital through consumption of existing inventory.

Income tax receivable represents a portion of the federal income tax refund that we expect to receive in 2010 as a result of carrying back our expected 2009 losses to prior years.

Payroll and benefits payable decreased by $197 million from year end 2008 mainly due to the absence of accruals for profit-based employee payments in the first nine months of 2009 and reductions resulting from permanent and temporary workforce reductions which occurred in the first nine months of 2009, partially offset by accruals for layoff benefits.

The increase in long-term debt from December 31, 2008 was mainly due to our public offering in May of $863 million principal amount of 4% Senior Convertible Notes due 2014, partially offset by the repayment of $655 million outstanding under our three-year term loan due October 2010 and five-year term loan due May 2012. See “Liquidity.”

Common stock and Additional paid-in capital increased by $27 million and $662 million, respectively, compared to year-end 2008 primarily as a result of our public offering of 27 million common shares that was completed in May 2009. See “Liquidity.”

CASH FLOW

Net cash provided from operating activities was $118 million for the first nine months of 2009, compared to $1,331 million in the same period last year. The decrease primarily resulted from lower income after adjustments for noncash items, partially offset by a favorable change in working capital. The favorable working capital change mainly reflected reductions in inventories and receivables in the first nine months of 2009 compared to increases in the first nine months of 2008. Cash provided from operating activities in the first nine months of 2009 and 2008 was reduced by $140 million of voluntary contributions each year to our main defined benefit pension plan in the United States. Additionally, pursuant to a December 2007 agreement with the USW, we made payments of $95 million in the first nine months of 2008 to our trust for retiree health care and life insurance to provide benefits to certain former National Steel employees and their eligible dependents.

Capital expenditures in the first nine months of 2009 were $323 million, compared with $539 million in the same period in 2008. Flat-rolled expenditures were $231 million and included spending for modernization of our cokemaking facilities, including expenditures for construction of a co-generation facility at Granite City Works, and development of an enterprise resource planning (ERP) system. USSE expenditures of $74 million were mainly for environmental projects.

Capital expenditures – variable interest entities primarily reflects spending for a non-recovery coke plant to supply Granite City Works by Gateway Energy & Coke Company, LLC (Gateway). This spending is consolidated in our financial results but is funded by Gateway and, therefore, is completely offset by amounts included in distributions from noncontrolling interests, which is included in cash flow from financing activities.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at September 30, 2009, totaled $180 million.

Capital expenditures planned for 2009 are currently $455 million, with $132 million planned for the fourth quarter. Continuing projects consist largely of required environmental and other infrastructure projects already underway. These amounts exclude spending by Gateway discussed above.

The preceding statement concerning capital expenditures for the remainder of 2009 is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, general economic conditions, business conditions, availability of capital, whether or not assets are purchased or financed by operating leases, receipt of necessary permits and unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

Disposal of assets in the first nine months of 2009 reflected pre-tax cash proceeds of approximately $300 million from the sale of a majority of the operating assets of EJ&E and $34 million from the sale of emissions allowances at U. S. Steel Košice (USSK).

Restricted cash in the first nine months of 2009 primarily reflected collateral required on previously unsecured obligations.

Issuance of long-term debt in the first nine months of 2009 resulted from our public offering in May of $863 million principal amount of 4% Senior Convertible Notes due 2014. See “Liquidity.”

Repayment of long-term debt in the first nine months of 2009 primarily reflected repayment of $655 million outstanding under our three-year term loan due October 2010 and five-year term loan due May 2012. See “Liquidity.”

Common stock issued in the first nine months of 2009 resulted from our public offering of 27 million common shares that was completed in May. See “Liquidity.”

Dividends paid in the first nine months of 2009 were $49 million, compared with $94 million in the same period in 2008. Payments in the first quarter of 2009 reflected a quarterly dividend rate of 30 cents per common share and payments in the second and third quarters of 2009 reflected a quarterly dividend rate of five cents per common share. Payments in the first and second quarters of 2008 reflected a quarterly dividend rate of 25 cents per common share and payments in the third quarter of 2008 reflected a quarterly dividend rate of 30 cents per common share.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes U. S. Steel’s liquidity as of September 30, 2009:

(Dollars in millions)

Cash and cash equivalents (a)	$1,542
Amount available under $750 Million Credit Facility (b)	637
Amount available under Receivables Purchase Agreement	413
Amounts available under USSK credit facilities	80
Amounts available under USSS credit facilities	52

Total estimated liquidity	$2,724

(a)	Excludes $1 million of cash related to U. S. Steel’s less than wholly owned consolidated entities because these amounts were not available for U. S. Steel’s use.
(b)

As of September 30, 2009, there were no amounts drawn on the Amended Credit Agreement and inventory levels supported the full $750 million of the facility. Since availability was greater than $112.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. However, based on the most recent four quarters, as of September 30, 2009, we would not meet this covenant if we were to borrow more than $637.5 million. Therefore, we reduced the availability by $112.5 million.

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

The Amended Credit Agreement established a borrowing base formula, which limits the amounts U. S. Steel can borrow to a certain percent of the value of certain domestic inventory less specified reserves, and eliminates the previous financial covenants that consisted of interest and leverage coverage ratios. The Amended Credit Agreement contains a new financial covenant requiring U. S. Steel to maintain a fixed charge coverage ratio (defined as consolidated EBITDA less certain capital expenditures and cash income tax expense to certain fixed charges) of at least 1.10 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 15 percent of the total aggregate commitments and $112.5 million. The Amended Credit Agreement includes revised pricing and other customary terms and conditions, and will expire on May 11, 2012. U. S. Steel granted the Collateral Agent a security interest in a majority of its domestic inventory, certain accounts receivable and related collateral pursuant to the Security Agreement. The Intercreditor Agreement addresses the priority of the security interests in U. S. Steel’s domestic receivables between The Bank of Nova Scotia in its capacity as the collateral agent under the Receivables Purchase Agreement (RPA) (discussed below) and the Collateral Agent. For further information regarding the Amended Credit Agreement, Security Agreement and Intercreditor Agreement, see U. S. Steel’s Current Report on Form 8-K filed on June 16, 2009.

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

On June 12, 2009, U. S. Steel entered into agreements which amended the RPA. These agreements (a) revised pricing, increased reserve factors and percentages, (b) added a new termination event if there is a change of control of U. S. Steel, (c) changed the definition of “Eligible Receivables,” (d) changed certain performance triggers and (e) made other conforming and clarifying changes.

The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. As of September 30, 2009, U. S. Steel had $413 million of eligible receivables, none of which were sold. For further information regarding the agreements, see U. S. Steel’s Current Report on Form 8-K filed on June 16, 2009.

On May 4, 2009, U. S. Steel completed a public offering of $863 million principal amount of 4% Senior Convertible Notes due 2014 and 27,140,000 shares of its Common Stock. U. S. Steel received net proceeds of approximately $1.5 billion and used $655 million to repay all amounts outstanding under its three-year term loan due October 2010 and five-year term loan due May 2012. At September 30, 2009, the aggregate principal amount outstanding under the notes Senior Convertible Notes was $863 million.

At September 30, 2009, USSK had no borrowings against its €40 million and €20 million credit facilities (which approximated $88 million), but had $8 million of customs and other guarantees outstanding, reducing availability to $80 million. On October 8, 2009, USSK entered into a new €40 million three-year revolving unsecured credit facility that expires in October 2012. This facility replaced the existing €40 million facility that was to expire in December 2009. The new facility provides for revised pricing but is otherwise substantially similar to the one it replaced. The €20 facility expires in December 2009 and we are currently negotiating a new agreement.

At September 30, 2009, USSK had €200 million (approximately $293 million) borrowed against its three-year revolving unsecured credit facility. This facility expires in July 2011.

During the third quarter of 2009, USSS amended its €50 million (approximately $73 million) secured working capital facility agreements. Availability is now limited to the value of USSS’s inventory of finished and semi-finished goods. Interest on borrowings is based on a spread over LIBOR or other similar European bank rates. The agreements contain customary terms and conditions and expire on August 31, 2010. At September 30, 2009, there were no borrowings against this facility and availability was €35 million ($52 million).

On May 21, 2007, U. S. Steel issued a total of $1.1 billion of senior notes consisting of $350 million at 6.65 percent due 2037, $450 million at 6.05 percent due 2017, and $300 million at 5.65 percent due 2013, (collectively, the Senior Notes). The Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. At September 30, 2009, the aggregate principal amount outstanding under the Senior Notes was $1.1 billion.

On December 10, 2007, U. S. Steel issued $500 million of 7.00% Senior Notes due 2018 (the 2018 Senior Notes). The 2018 Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the 2018 Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. As of September 30, 2009, the principal amount outstanding under the 2018 Senior Notes was $500 million.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $150 million of liquidity sources for financial assurance purposes as of September 30, 2009, and may need to increase this amount during the remainder of 2009. Increases in these commitments are reflected in restricted cash on the Consolidated Statement of Cash Flows.

At September 30, 2009, in the event of a change in control of U. S. Steel, debt obligations totaling $2,463 million, plus any sums then outstanding under our $750 million Credit Facility may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $46 million or provide a letter of credit to secure the remaining obligation.

In the event of the bankruptcy of Marathon Oil Corporation, obligations of $484 million relating to Environmental Revenue Bonds and two capital leases, as well as $26 million relating to an operating lease, may be declared immediately due and payable.

The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $11 million at September 30, 2009. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

The current recession has restricted our visibility even in the near term and has limited our ability to predict our cash needs. Our major cash requirements for the remainder of 2009 are expected to be for carrying costs related to the idled facilities, employee benefits and capital expenditures. We finished the third quarter of 2009 with $1.5 billion of available cash. As business conditions recover, our working capital requirements will likely increase and we may need to draw upon our credit facilities for necessary cash. Funding under the RPA and the Amended Credit Agreement is based on a pool of eligible domestic receivables and domestic inventory, respectively, both of which have declined as a result of lower orders and our efforts to reduce working capital. A sudden increase in orders could require a significant amount of investment in working capital. Should we experience a significant increase in orders or an unexpected need for funds that cannot be met with available cash and our liquidity facilities, we may need to access the capital markets. Over the longer term, we have significant future debt maturities (see Note 15 to the Financial Statements in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2008) and other obligations. Given the uncertainty regarding the duration of the global recession and the current turmoil in the financial markets, it is impossible to predict with any degree of certainty how much cash we will be able to generate, or the availability and terms of new borrowings or equity securities, to meet our long-term needs.

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

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new material off-balance sheet arrangements during the first nine months of 2009.

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

In July 2008, following approval by the EC of Slovakia’s national allocation plan for the 2008 – 2012 trading period (NAP II), Slovakia granted USSK more CO2 allowances per year than USSK received for the 2005 to 2007 trading period. Based on actual carbon emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. During the second quarter of 2009, USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized $34 million of gains related to these transactions.

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

In December 2007, the Ontario government announced its own Action Plan on Climate Change (the Ontario Action Plan). The Ontario Action Plan targets reductions in Ontario greenhouse gas emissions of six percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050. In December 2008, Ontario launched a consultation process towards the development of a cap-and-trade system to be implemented as early as 2010. In May 2009, Ontario released proposed amendments to the Environmental Protection Act that would provide, if passed, the regulatory authority to set-up a greenhouse gas cap-and-trade system. At the same time, the Ontario government also released a discussion paper, “Moving Forward: A Greenhouse Gas Cap-and-Trade System for Ontario” which (i) helps clarify the cap-and-trade approach being considered in Ontario and the different options for elements of the approach and (ii) seeks stakeholder input on various elements of the proposed cap-and-trade system. Comments were accepted until July 26, 2009. The Ontario government released a draft Greenhouse Gas Emissions Reporting regulation for public comment on October 7, 2009. The reporting regulation is intended to provide the foundation for Ontario to implement a cap and trade program for greenhouse gases. The Ontario government has indicated that it plans to develop a cap-and-trade system that aligns with other systems developing in North America, including in the United States.

The impact on USSC of the federal and Ontario proposals, if implemented, cannot be estimated at this time.

The U.S. Environmental Protection Agency (EPA) has announced the signing of new greenhouse gas emission inventory and reporting requirements for all facilities emitting 25,000 metric tons or more per year of carbon dioxide equivalent (CO2e) greenhouse gases. The regulation will require facilities to collect information on CO2e and report emissions to the EPA starting in January of 2011, covering the 2010 calendar year. It is expected that most U. S. Steel facilities will be required to comply with the new regulation. Publication in the Federal Register is anticipated by the end of October 2009, and the rule becomes effective 30 days after publication. Since it was first proposed by the EPA, U. S. Steel has been undertaking preparations for meeting this requirement, and is evaluating the cost of compliance.

The EPA has also proposed new permitting requirements for facilities emitting 25,000 metric tons or more per year of CO2 based on requirements of the Clean Air Act. This proposal will be subject to public comment before being finalized. The EPA expects to have the new regulation in place by the first quarter of 2010. Evaluating the cost of compliance with this proposed regulation is not possible until the EPA has addressed all public comments.

On June 26, 2009, the United States House of Representatives passed the American Clean Energy and Security Act (also known as the Waxman-Markey Bill). Similar legislation is under consideration by the Senate in the form of a bill proposed by Senators Boxer and Kerry on September 30, 2009. These bills would establish a national cap-and-trade program (to be phased-in beginning in 2012) that would require entities emitting greenhouse gases (or in some instances the producers of fuels that would result in such emissions) to present allowances that account for each ton of CO2e emitted, subject to yearly national caps on overall emissions from covered sources. The bills include provisions that would grant limited relief, including the allocation of free allowances, for qualifying energy-intensive and trade-sensitive industries, for which iron and steel producers should qualify. It is uncertain when the Senate will act on these matters. If this or similar legislation is adopted, it could have far ranging economic and operational consequences for U. S. Steel.

In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 24 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of September 30, 2009. In addition, there are 12 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 47 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 25 to the Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the third quarter of 2009, U. S. Steel accrued $1 million for environmental matters for domestic and foreign facilities. The total accrual for such liabilities at September 30, 2009 was $151 million. These amounts exclude liabilities related to asset retirement obligations under the guidance in ASC Topic 410-20.

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

OUTLOOK

We expect improvement in our overall fourth quarter results mainly as a result of increased demand for Flat-rolled products in North America, driven primarily by automotive markets and continued strength in tin mill markets. However, we expect to report an overall operating loss in the fourth quarter due primarily to continued low operating rates and idled facility carrying costs for our Flat-rolled and Tubular segments. We remain cautious in our outlook for end user demand as customer order rates in Flat-rolled and USSE have decreased from the third quarter, partly due to seasonal slowdowns, and we will continue to adjust production to meet our customers’ demand. Despite these concerns and uncertainties, we believe that the U.S. and global economies are in the early stages of a gradual recovery, which has been aided by global stimulus policies and may be supported by continued improvement in credit markets and inventory restocking.

For Flat-rolled, fourth quarter results are expected to improve somewhat from the third quarter due primarily to higher average realized prices and increased shipments; however, we expect to report an operating loss for the fourth quarter primarily due to low operating rates and continued carrying costs for idled facilities. In order to adjust production to meet customer order rates, during the fourth quarter we expect to idle the #14 Blast Furnace at our Gary Works for necessary repairs, as well as one of two furnaces at Granite City Works. As a result, we currently expect fourth quarter raw steel capability utilization rates to be in line with third quarter levels. The labor agreement covering our Lake Erie Works operations has expired and we have not yet reached a successor agreement.

We expect fourth quarter results for U. S. Steel Europe to be in line with the third quarter as higher average realized prices are offset by higher raw material costs and slightly lower shipments. Due to a planned maintenance outage for one of the three blast furnaces at USSK, we expect raw steel capability utilization rates to be lower than third quarter levels. The blast furnace operating configuration in Serbia will be adjusted as required in the fourth quarter to coincide with customer order rates.

Fourth quarter results for Tubular are expected to be comparable to the third quarter as operating levels, shipments and prices remain around prior quarter levels and we continue to incur carrying costs for idled facilities.

On October 9, 2009, USSC entered into an agreement with an unaffiliated third party providing for the sale of USSC’s 44.6 percent interest in the Wabush Mines Joint Venture (Wabush) for approximately $53 million. Wabush owns and operates iron ore mining and pellet facilities in Newfoundland and Labrador and Quebec, Canada. On October 12, 2009, Cliffs Natural Resources Inc., one of the other owners of Wabush, exercised its right of first refusal and is now obligated to acquire USSC’s interest in Wabush. Completion of the transaction is subject to customary closing conditions, including regulatory approvals and third party consents, and is scheduled to occur in the fourth quarter of 2009.

This outlook contains forward-looking statements with respect to market conditions, operating costs, shipments and prices. U. S. Steel has been, and we expect will continue to be, negatively impacted by the current global credit and economic problems. U. S. Steel cannot control or predict the extent and timing of economic recovery. As the recovery occurs, U. S. Steel is incurring and will continue to incur costs to restart idled facilities and to rebuild working capital, but we cannot accurately forecast the amount of such costs. Other more normal factors that could affect market conditions, costs, shipments and prices for both North American operations and USSE include global product demand, prices and mix; global and company steel production levels; plant operating performance; the timing and completion of facility projects; natural gas and electricity prices, usage and availability; raw materials and transportation prices and availability; international trade developments; the impact of fixed prices in energy and raw materials contracts (many of which have terms of one year or longer) as compared to short-term contract and spot prices of steel products; changes in environmental, tax, pension and other laws; the terms of collective bargaining agreements including any successor to the labor agreement covering our Lake Erie Works operations; employee strikes or other labor issues; power outages; and U.S. and global economic performance and political developments. Domestic steel shipments and prices could be affected by import levels and actions taken by the U.S. Government and its agencies, including those related to CO2 emissions and climate change. Economic conditions and political factors in Europe and Canada that may affect USSE’s and USSC’s results include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, government instability, political unrest, regulatory changes, export quotas, tariffs, and other protectionist measures. Consummation of the sale of our interest in Wabush is subject to regulatory approvals, third party consents and other customary closing conditions. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, cautionary statements identifying important factors, but not necessarily all factors, that could cause actual results to differ materially from those set forth in the forward-looking statements have been included in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2008, and in subsequent filings for U. S. Steel.

INTERNATIONAL TRADE

On April 3, 2008, U. S. Steel, along with Maverick Tube Corporation, Tex-Tube Company and the United Steelworkers filed anti-dumping and countervailing duty petitions for welded line pipe up to and including 16 inches against China, and antidumping petitions against Korea. Korea was dropped from the case. On December 22, 2008, the ITC ruled affirmatively that the U.S. industry is materially injured or threatened with material injury by reason of subsidized imports of welded line pipe from China. The countervailing duty rates currently range from 31.29 percent to 40.05 percent. On April 23, 2009, the ITC ruled affirmatively that the U.S. industry is materially injured or is threatened with material injury by reason of dumped imports of welded line pipe from China. The anti-dumping duty rates currently range from 73.87 percent to 101.10 percent.

On April 8, 2009, United States Steel Corporation, Maverick Tube Corporation, TMK Ipsco, V&M Star L.P., Evraz S.A., Rocky Mountain Steel, Inc., Wheatland Tube Company and the United Steelworkers filed anti-dumping and countervailing duty (subsidy) petitions regarding certain oil country tubular goods from China. The petitions were filed in response to an unprecedented surge of imports from China, increasing from 725,000 net tons in 2006 to 2.2 million net tons in 2008. On May 22, 2009, the U.S. International Trade Commission (ITC) determined unanimously that there is a reasonable indication that the U.S. industry is threatened with material injury by reason of imports of oil country tubular goods from China that are allegedly sold at less than fair value and subsidized by the government of China. On September 9, 2009, the Department of Commerce (DOC) announced preliminary countervailing duties ranging from 10.9% to 30.69%. On November 4, 2009, the DOC is scheduled to determine preliminary anti-dumping duties. Final DOC countervailing and anti-dumping duty determinations are due November 23 and January 18, 2010, respectively. On December 1, 2009, the ITC will hold a final hearing as to whether the U.S. industry is materially injured or threatened with material injury by reason of subsidized and dumped imports of oil country tubular goods from China. The ITC is scheduled to vote on injury due to subsidized imports on December 30, 2009 and the ITC vote on injury by reason of dumped imports is expected to take place in the first half of 2010.

On September 16, 2009, United States Steel Corporation and V&M Star filed antidumping and countervailing duty petitions regarding certain seamless carbon and alloy steel standard, line, and pressure pipe from China. Subsequently, TMK Ipsco and the United Steelworkers joined the case as petitioners. The petitions were filed in response to an incredible surge of seamless pipe imports from China. The volume of U.S. imports from China soared from 158,128 net tons in 2006 to 366,091 net tons in 2008. The ITC is expected to vote on October 30, 2009 as to whether there is a reasonable indication that the U.S. industry is materially injured or is threatened with material injury by reason of subsidized and dumped imports of certain seamless pipe from China. An affirmative vote will cause the investigation to continue with the DOC making preliminary and final countervailing and anti-dumping determinations late this year into early 2010.

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

In December 2008, the FASB issued new guidance relating to employers’ disclosures about postretirement benefit plan assets to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets. These disclosures are effective for fiscal years ending after December 15, 2009. This guidance can be found in ASC Topic 715. We do not expect a material impact on our financial statements when these additional disclosure provisions are adopted.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

Volatility in the foreign currency markets could have significant implications for U. S. Steel as a result of foreign currency accounting remeasurement effects, primarily on a U.S. dollar-denominated intercompany loan (Intercompany Loan) from a U.S. subsidiary to a European subsidiary, related to the acquisition of USSC. As of September 30, 2009, the outstanding balance on the Intercompany Loan was $828 million. Subsequent to December 31, 2007, we increased our use of euro-U.S. dollar derivatives, which mitigates our currency exposure resulting from the Intercompany Loan, as well as other exposures. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 15 to the Financial Statements.

U. S. Steel, through USSE and USSC, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro, the Serbian dinar and the Canadian dollar. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel has not elected to use hedge accounting for these contracts. At September 30, 2009, U. S. Steel had open euro forward sales contracts for U.S. dollars (total notional value of approximately $195 million). A 10 percent increase in the September 30, 2009 euro forward rates would result in a $21 million charge to income.

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

Historically, the forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption under the guidance in ASC 815-10-15 related to accounting for derivative instruments and hedging activities; therefore, they did not require derivative accounting. Due to reduced natural gas consumption, we have net settled some of our excess natural gas purchase contracts for certain facilities. Therefore, some of the remaining contracts for natural gas at those facilities no longer meet the exemption criteria and are therefore subject to mark-to-market accounting. As of September 30, 2009, U. S. Steel held commodity contracts for natural gas with a total notional value of approximately $34 million that are subject to mark-to-market accounting. The fair value of our natural gas derivatives is determined using Level 2 inputs. The inputs used include forward prices derived from the New York Mercantile Exchange. A 10 percent decrease in natural gas prices for open derivative instruments as of September 30, 2009, would not result in a material charge to income.

U. S. Steel also held commodity contracts for natural gas that qualified for the normal purchases and normal sales exemption with a total notional value of approximately $39 million at September 30, 2009. Total commodity contracts for natural gas represent approximately 39 percent of our North American natural gas requirements.

INTEREST RATE RISK

U. S. Steel is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in September 30, 2009 interest rates on the fair value of U. S. Steel’s non-derivative financial assets/liabilities is provided in the following table:

(Dollars in millions)	Fair Value	Incremental Increase in Fair Value (b)
Non-Derivative Financial Instruments (a)
Financial assets:
Investments and long-term receivables	$13	$-
Financial liabilities:
Long-term debt (c) (d)	$3,724	$139

(a)

Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)

Reflects the estimated incremental effect of a hypothetical 10 percent increase/decrease in interest rates at September 30, 2009, on the fair value of U. S. Steel’s financial instruments. For financial liabilities, this assumed a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at September 30, 2009.

(c)	Includes amounts due within one year and excludes capital leases.
(d)	Fair value was based on the yield on our public debt where available, or current borrowing rates available for financings with similar terms and maturities.

U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only to the extent that we elected to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value. At September 30, 2009, U. S. Steel’s portfolio of debt included €200 million ($293 million) of borrowing under a floating rate revolving credit facility, the fair value of which is not affected by interest rate declines.

Item 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2009. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company continued implementing a corporate-wide Enterprise Resource Planning (ERP) system during the third quarter of 2009. As a result, changes in internal controls over financial reporting were made at U. S. Steel Canada that will impact U. S. Steel’s other locations as the ERP system implementation continues. There have not been any other changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2009	2008	2009	2008
(LOSS) INCOME FROM OPERATIONS
Flat-rolled (a)	$(370)	$846	$(1,154)	$1,411
U. S. Steel Europe	7	173	(205)	632
Tubular	(21)	420	18	648
Other Businesses (a)	5	22	(5)	56

Segment (Loss) Income from Operations	(379)	1,461	(1,346)	2,747
Retiree benefit expenses	(33)	(6)	(99)	(4)
Other items not allocated to segments:
Federal excise tax refund	-	-	34	-
Litigation reserve	-	-	45	(45)
Net gain on sale of assets	-	-	97	-
Workforce reduction charges	-	-	(86)	-
Labor agreement signing payments	-	(105)	-	(105)
Environmental remediation	-	(23)	-	(23)
Flat-rolled inventory transition effects	-	-	-	(23)

Total (Loss) Income from Operations	$(412)	$1,327	$(1,355)	$2,547
CAPITAL EXPENDITURES (b)
Flat-rolled (a)	$68	$155	$231	$357
U. S. Steel Europe	46	62	74	143
Tubular	3	9	9	18
Other Businesses (a)	-	13	9	21

Total	$117	$239	$323	$539
OPERATING STATISTICS
Average realized price: ($/net ton) (c)
Flat-rolled	$605	$907	$660	$775
U. S. Steel Europe	615	1,086	627	948
Tubular	1,474	2,390	1,889	1,823
Steel Shipments: (c) (d)
Flat-rolled	2,722	4,505	6,660	14,055
U. S. Steel Europe	1,285	1,409	3,217	4,743
Tubular	151	519	450	1,452

Total Steel Shipments	4,158	6,433	10,327	20,250
Raw Steel-Production: (d)
Flat-rolled	3,548	5,282	7,791	16,454
U. S. Steel Europe	1,528	1,623	3,586	5,456
Raw Steel-Capability Utilization: (e)
Flat-rolled	57.9%	86.2%	42.9%	90.2%
U. S. Steel Europe	82.0%	87.0%	64.8%	98.2%

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

ENVIRONMENTAL PROCEEDINGS

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of September 30, 2009, project costs have amounted to $61.0 million. U. S. Steel completed additional dredging in 2007, and submitted a Dredge Completion Report to EPA in May 2008. Although further dredging is not expected, $1.0 million is accrued for possible additional work that may be required to complete the project and obtain EPA approval. The Corrective Action Management Unit (CAMU) which received dredged materials from the Grand Calumet River could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to an Administrative Order on Consent (1998) for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $959,000 through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel, following EPA approval of the Dredge Completion Report, will pay the public trustees $1.0 million for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $851,000. In total, the accrued liability for the above projects based on the estimated remaining costs was $3.9 million at September 30, 2009.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a closure plan to the Indiana Department of Environmental Management (IDEM) for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a Solid Waste Management Unit (SWMU) under corrective action. In addition, U. S. Steel has submitted a revised closure plan for T2 and separate closure plans for D5 and the TTP Area. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring is $5.9 million for D5 and TTP, $3.1 million for T2 and $11.0 million for D2 including a portion of the Refuse Area, as of September 30, 2009.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Four self-implementing interim measures have been completed. Through September 30, 2009, U. S. Steel had spent approximately $29.4 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel has submitted a proposal to EPA seeking approval for a perimeter groundwater monitoring plan and is developing a proposal for a corrective measure to address impacted sediments in the West Grand Calumet Lagoon. In addition, U. S. Steel has submitted a sampling and analysis plan for the Solid Waste Management Areas east of the Vessel Slip Turning Basin, and a portion of the sediments behind the East Breakwall. U. S. Steel is also in the process of starting up a full scale groundwater treatment system approved by EPA as a Self-Implementing Stabilization Measure to address benzene impacted groundwater east of the vessel slip, and continues to operate a seasonal groundwater treatment system for the coke plant. The costs for the above mentioned activities are estimated to be $19.8 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement corrective measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the corrective measures for soil contamination to be approximately $3.5 million. Closure costs for the CAMU are estimated to be an additional $6.1 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was $29.4 million as of September 30, 2009, based on the estimated remaining costs.

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

Mon Valley Works

On March 17, 2008, U. S. Steel entered a Consent Order and Agreement (COA) with the Allegheny County Health Department (ACHD) to resolve alleged opacity limitation and pushing and traveling violations from older coke oven batteries at its Clairton Plant and to resolve alleged opacity violations from its Edgar Thomson Plant. The COA required U. S. Steel to pay a civil penalty of $301,800 to resolve past alleged violations addressed by the COA. U. S. Steel paid the civil penalty on March 25, 2008. The COA requires U. S. Steel to conduct interim repairs on existing batteries, and make improvements at the Ladle Metallurgical Facility and Steelmaking Shop at the Edgar Thomson Plant. In November 2007, U. S. Steel announced that it was considering plans to upgrade the Clairton Plant. In early April 2009, in response to current economic conditions, we delayed indefinitely this planned modernization. These upgrades were being conducted in two phases and address the alleged violations and improve coking performance. The first phase was under construction and includes replacing Batteries 7 through 9 with a new six meter “C” Battery that employs Best Available Control Technology (BACT); and the second phase, which has not yet begun, would include replacing Batteries 1 though 3 with a new six meter “D” Battery, that would also employ BACT. In addition, U. S. Steel was upgrading its existing Batteries 19 and 20. U. S. Steel estimates that these investments will exceed $1.0 billion. U. S. Steel is also making upgrades at its Edgar Thomson Plant that would reduce emissions. In January 2008, U. S. Steel submitted an installation air permit application for “C” Battery. The final installation air permit for “C” Battery was issued by ACHD on July 24, 2008. U. S. Steel submitted an installation air permit application for “D” Battery in July 2008. The final installation air permit for “D” Battery was issued by ACHD on September 4, 2009. In response to economic conditions, Clairton coke batteries 13, 14 and 15 have been temporarily idled, while batteries 7, 8, and 9 have been permanently idled.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After the acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. The cost to close the East Side SWMU is expected to be $4.2 million and was recorded as an accrued liability as of September 30, 2009.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $631,000. It is reasonably possible that additional costs of as much as $70 to $90 million may be incurred at this site in combination with five other projects. See Note 25 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel paid a civil penalty of $1.0 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the facility. The Alabama Department of Environmental Management (ADEM) with the approval of EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. ADEM is currently reviewing the Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $583,000. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In 2006, U. S. Steel completed the remediation of Upper Opossum Creek at a cost of $2.95 million, with a remaining contingency of $18,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. In 2007, U. S. Steel completed the remediation of approximately two acres of land at the former Ensley coke plant at a cost of $1.3 million. As of September 30, 2009, costs to complete the remediation of this area have amounted to $1.3 million. An additional $49,000 remains accrued for project contingencies at Ensley with an additional $65,000 accrued for the contiguous properties. In total, the accrued liability for the projects described above was $865,000 as of September 30, 2009, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $70 to $90 million may be incurred at this site in combination with five other projects. See Note 25 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (Ohio EPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. Those discussions resulted in the identification of ten SWMUs and three Areas of Concern (AOC) requiring further investigation and evaluation. Currently, U. S. Steel is implementing a Phase I RFI on the identified SWMUs and AOCs. As of September 30, 2009, U. S. Steel has spent $163,000 on studies at this site. Costs to complete additional studies are estimated to be $607,000. It is reasonably possible that additional costs of as much as $70 to $90 million may be incurred at this site in combination with five other projects. See Note 25 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Great Lakes Works

On January 6, 2006, Great Lakes Works received a proposed administrative consent order from the Michigan Department of Environmental Quality (MDEQ) that alleged violations of NPDES permits at the facility. On February 13, 2007, MDEQ and U. S. Steel agreed to a revised Administrative Consent Order that resolves this matter. As required by the Administrative Consent Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identifies certain compliance actions that address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. One of the compliance actions addresses three river basins along the Detroit River and U. S. Steel has completed the corrective measure necessary to remove historical basin sediments from these areas. As of September 30, 2009, $1.8 million had been spent on the project. In addition, $161,000 remains accrued for possible additional requirements to obtain MDEQ approval. Another compliance action includes modifications to the Cold Mill Wastewater Treatment Plant where U. S. Steel has agreed to rehabilitate four clarifiers and two wastewater conveyance pipelines, upgrade the computer control system and evaluate other potential improvements of this system. The vast majority of the elements of this project have been completed at a cost of $8.6 million and U. S. Steel anticipates spending an additional $1.9 million, most of which will be capitalized. Costs to complete the few remaining compliance actions are presently not determinable.

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

Granite City Works

Granite City Works received two NOVs, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. On September 14, 2005, the Illinois Attorney General filed a complaint in the Madison County Circuit Court, titled People of the State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation, which included the issues raised in the two NOVs. In December 2006, IEPA added to its complaint by adding a release of coke oven gas in February 2006. In October 2007, the Court entered a Second Supplemental Complaint in which IEPA added alleged violations regarding excessive opacity emissions from the blast furnace, and incorrect sulfur dioxide (SO2) emission factors regarding blast furnace gas emissions. On December 18, 2007, U. S. Steel entered into a Consent Order with the Illinois Attorney General and IEPA that resolved the Complaint, as supplemented. The Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Order; and (4) submit to IEPA a revised permit application with the correct SO2 emission factors, which U. S. Steel submitted in January 2008. On September 30, 2008, U. S. Steel submitted a revised BOF Compliance Schedule and requested to modify the Order consistent with the revised BOF Compliance Schedule. U. S. Steel is currently negotiating with IEPA and the Illinois Attorney General as to what upgrades at the BOF will precede the compliance demonstration. U. S. Steel met with the Illinois Attorney General and IEPA on June 11, 2009 to discuss the BOF Compliance Plan and Schedule. While the meeting was productive, the compliance demonstration deadline for the BOF remains indefinitely postponed by agreement of the parties.

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

At Granite City Works, U. S. Steel and Gateway Energy & Coke Company, LLC (Gateway), a subsidiary of SunCoke Energy, Inc., have agreed with two environmental advocacy groups to establish an Environmental Trust Fund (Trust), which requires the permittees (U. S. Steel and Gateway) to collectively deposit $1.0 million by September 30th of each year, beginning September 30, 2008 and ending September 30, 2012. U. S. Steel contributed $500,000 to the Trust on September 30, 2008, which amounted to its share of the required 2008 deposit. On September 30, 2009, U. S. Steel contributed an additional $500,000 to the Trust pursuant to the terms of the Agreement. As grantors, U. S. Steel and Gateway have established the Trust as a part of the cost to construct a heat recovery coke plant adjacent to Granite City Works. The capital contribution and all net income of the Trust are to be used for the purposes of promoting energy efficiency, greenhouse gas reductions and PM2.5 emission reduction, to be implemented in the local community where Granite City Works is located. The Trust can be used for projects at public buildings or property owned by the city, local schools, parks and library districts.

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

In late January 2009, Granite City Works advised U. S. Steel Law and Environmental Affairs that it exceeded its natural gas usage and corresponding emission limits for 2008 at designated combustion units, including boilers and ladle drying. To satisfy air permit requirements, Law drafted a notification letter to IEPA that was submitted to IEPA by the Granite City Works general manager on January 30, 2009. Per U. S. Steel’s January 30, 2009 correspondence, U. S. Steel provided a Compliance Plan regarding fuel use and fuel balance to IEPA on February 28, 2009. Granite City Works, Environmental Affairs and Law continue to investigate the issue and determined that the limits were also exceeded in 2006 and 2007. IEPA has not responded to the self-reported violations or made any penalty demand.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an asset sales agreement and a permit issued by the Utah Department of Environmental Quality. U. S. Steel has reviewed environmental data concerning the site gathered by itself and third parties, developed work plans, initiated remedial measures on certain areas of the site, completed remediation on others, and continues to conduct field investigations on the remaining areas identified in the permit. U. S. Steel has recorded a liability of $17.1 million as of September 30, 2009, for our estimated share of the remaining costs of remediation. Further, studies are being conducted which are likely to result in an expanded scope and related costs. As a result, it is reasonably possible that additional costs of as much as $70 to $90 million may be incurred at this site in combination with five other projects. See Note 25 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidaries of U. S. Steel and POSCO Industries, corrective measures have been implemented for the majority of the former SWMUs, U. S. Steel is investigating a remedy for impacted ground water at the former wire mill and is in discussions with the California Department of Toxic Substances Control (DTSC) regarding additional corrective measures that may be required at four remaining SWMUs within the facility. Arsenic impacted soils and groundwater have been delineated at three of the SWMUs. While it is likely that corrective measures will be required at these SWMUs, it is not possible at this time to define a scope or estimate costs for what may be required by DTSC. It is reasonably possible that additional costs of as much as $70 to $90 million may be incurred at this site in combination with five other projects. See Note 25 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Other

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order to conduct an investigation and develop remediation alternatives. Implementation of the preferred remedy was essentially completed in late 2007. The respondents are finalizing the Removal Action Summary report by addressing some minor site maintenance issues, deed restrictions and operating and maintenance plans for approval by KDHE. U. S. Steel and SSB continue to work with KDHE to address site maintenance issues. An accrual of $137,000 remains available for these project contingencies.

On January 23, 2006, KDHE sent a letter to U. S. Steel requesting that U. S. Steel address a former zinc smelter site in Girard, Kansas. On May 7, 2009, U. S. Steel submitted a Corrective Action Study (CAS) to KDHE that includes a proposed remedial measure for impacted soils at this site. Pursuant to KDHE comments, U. S. Steel expects to submit a revised CAS in the fourth quarter of 2009. The costs to implement this measure are estimated to be $1.0 million. U. S. Steel has accrued a total of $1.4 million to complete the investigation, conduct the remedial measure and purchase the property.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel, Lubrizol and ExxonMobil are the largest PRPs at the site and have agreed to equally share costs for investigating the site, making U. S. Steel’s share 33 1/3 percent. On December 10, 2008, TCEQ approved the Affected Properties Assessment Report. The Revised Screening Level Ecological Risk Assessment Report was approved by TCEQ in mid-October 2008. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures is expected to be initiated in 2010. The accrued liability to complete U. S. Steel’s one-third portion of the site investigations and implement the remedial measure was $1.8 million as of September 30, 2009.

ASBESTOS LITIGATION

As of September 30, 2009, U. S. Steel was a defendant in approximately 465 active cases involving approximately 3,025 plaintiffs (claims). At December 31, 2008, U. S. Steel was a defendant in approximately 450 active cases involving approximately 3,050 plaintiffs.

Approximately 2,550, or about 84 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2009, 2008 and 2007 involve individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 195 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims (a)	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2006	8,400	5,150	450	3,700	$8
December 31, 2007	3,700	1,230	530	3,000	$9
December 31, 2008	3,000	400	450	3,050	$13
September 30, 2009	3,050	180	155	3,025	$7

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

Risks Related to U. S. Steel’s Amended Credit Agreement

In general, availability under the Amended Credit Agreement is limited to a monthly borrowing base of certain eligible domestic inventory. Further inventory reductions over the balance of 2009 could limit availability to less than the potential $750 million. If availability under the Amended Credit Agreement falls below the greater of 15 percent of the total aggregate commitments and $112.5 million, we would also be subject to a fixed charge coverage ratio. This may be a particular problem when market conditions and order levels improve and U. S. Steel needs the liquidity to rebuild working capital.

We have granted the lenders under the Amended Credit Agreement a secured position in our most liquid assets which is a detriment to other creditors.

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

Risks Related to Goodwill

As of September 30, 2009, U. S. Steel had $1.7 billion of goodwill on our balance sheet related to the Lone Star and Stelco acquisitions. Our Flat-rolled reporting unit was allocated goodwill from the Stelco and Lone Star acquisitions in 2007 and our Texas Operations reporting unit, which is part of our Tubular operating segment, was allocated goodwill from the Lone Star acquisition. Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. Fair value is determined in accordance with the guidance in Accounting Standards Codification (ASC) Topic 820 on fair value, which requires consideration of the income, market and cost approaches as applicable.

If business conditions deteriorate or other factors have an adverse effect on our estimates of discounted future cash flows or compound annual growth rate, or if we experience a sustained decline in our market capitalization, future tests of goodwill impairment may result in an impairment charge. The assumptions used will have a large impact on the conclusions reached in future tests. As of September 30, 2009, the Flat-rolled and Texas Operations reporting units have $853 million and $834 million of goodwill, respectively. The 2009 annual goodwill impairment test showed that the estimated fair values of our Flat-rolled and Texas Operations reporting units exceeded their carrying values by approximately $1.0 billion and $234 million, respectively. A 50 basis point increase in the discount rate, a critical assumption in which even a minor change can have a significant impact on the estimated fair value of the reporting unit, would decrease the fair value of the Flat-rolled and Texas Operations reporting units by $676 million and $112 million, respectively.

Risks Related to Taxes

In accordance with the guidance in ASC Topic 740, we have not recognized a tax benefit for pre-tax losses in jurisdictions where we have recorded a full valuation allowance for accounting purposes. As a result, the pre-tax losses associated with USSS and USSC do not provide any tax benefit for accounting purposes. Significant changes in the mix of pre-tax results among the jurisdictions in which we operate could have a material impact on our effective tax benefit rate.

President Obama’s administration has proposed significant changes to U.S. tax law. Some of the proposed changes, such as the repeal of the last-in first-out (LIFO) inventory cost method and changes to the taxation of foreign earnings, could negatively affect our profitability and cash flow if they are enacted.

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

Risks related to greenhouse gas policies

The integrated steel process involves a series of chemical reactions involving carbon that create carbon dioxide (CO2). This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The European Union (EU) has established greenhouse gas regulations; Canada has published details of a regulatory framework for greenhouse gas emissions; and the United States has passed a bill in the House of Representatives. For a discussion of these, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.” We cannot predict the final requirements that may be adopted in the United States and Canada, or the form of future actions that may be taken by the EU; however, such limitations could have a negative effect on income and cash flows. Since mini-mill production does not involve the same chemical reactions as integrated production, mini-mills may have a competitive advantage. Also, since China and many other developing nations have not instituted greenhouse gas regulations, and since past international agreements such as the Kyoto Protocol provided exemptions and lesser standards for developing nations, we may also be at a competitive disadvantage with certain foreign steel producers.

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

October 27, 2009

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.