Form 10-K
period 2009-12-31
UNITED STATES STEEL CORP
filed 2010-02-24
CIK 1163302

2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes              No     ✓

Aggregate market value of Common Stock held by non-affiliates as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter): $5.1 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

There were 143,370,146 shares of United States Steel Corporation Common Stock outstanding as of February 22, 2010.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated into Part III.

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

PART I

Item 1. BUSINESS

U. S. Steel is an integrated steel producer of flat-rolled and tubular products with major production operations in North America and Europe. An integrated producer uses iron ore and coke as primary raw materials for steel production. U. S. Steel has annual raw steel production capability of 31.7 million net tons (tons) (24.3 million tons in North America and 7.4 million tons in Europe). According to World Steel Association’s latest published statistics, we were the tenth largest steel producer in the world in 2008. U. S. Steel is also engaged in other business activities, most of which are related to steelmaking operations, including the production of coke and iron ore pellets, and transportation services (railroad and barge operations), real estate operations, and engineering consulting services.

The global economic recession has greatly affected many of the markets that we serve and continues to have significant negative effects on our business. For further discussion, see “Business Strategy,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” and “Supplementary Data – Disclosures About Forward-Looking Statements.”

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

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of slabs, rounds, strip mill plates, sheets and tin mill products, as well as all iron ore and coke production facilities in the United States and Canada. The steel rounds and a portion of the hot-rolled sheets produced by Flat-rolled are supplied to the Tubular segment. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets.

Flat-rolled has annual raw steel production capability of 24.3 million tons. Flat-rolled had annual raw steel production capability of 20.2 million tons for the year ended December 31, 2007 as annual raw steel production capability includes U. S. Steel Canada (USSC) from the date of acquisition on October 31, 2007. Raw steel production was 11.7 million tons in 2009, 19.2 million tons in 2008 and 16.8 million tons in 2007. Raw steel production averaged 48 percent of capability in 2009, 79 percent of capability in 2008 and 83 percent of capability in 2007.

The USSE segment includes the operating results of U. S. Steel Košice (USSK), U. S. Steel’s integrated steel mill and coke production facilities in Slovakia; U. S. Steel Serbia (USSS), U. S. Steel’s integrated steel mill and other facilities in Serbia; and equity investees located in Europe. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells slabs, sheet, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

USSE has annual raw steel production capability of 7.4 million tons. USSE’s raw steel production was 5.1 million tons in 2009, 6.4 million tons in 2008 and 6.8 million tons in 2007. USSE’s raw steel production averaged 69 percent of capability in 2009, 86 percent of capability in 2008 and 92 percent of capability in 2007.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities, primarily in the United States, and equity investees in the United States and Brazil. These operations produce and sell seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. Tubular’s annual production capability is 2.8 million tons.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses include transportation services (railroad and barge operations), real estate operations and engineering consulting services.

For further information, see Note 3 to the Financial Statements.

Financial and Operational Highlights

Net Sales

(a)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2009	2008	2007(b)
Flat-rolled(a)	$6,814	$13,789	$9,986
USSE	2,944	5,487	4,667
Tubular	1,216	4,251	1,985

Total sales from reportable segments	10,974	23,527	16,638
Other Businesses(a)	74	227	235

Net sales	$11,048	$23,754	$16,873

(a)	Certain amounts have been restated versus prior years’ disclosures. See Note 3 to the Financial Statements.
(b)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

(Loss) Income from Operations (IFO)

(a)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

(Loss) Income from Operations by Segment(a)

	Year Ended December 31,
(Dollars in Millions)	2009	2008	2007(c)
Flat-rolled(b)	$(1,438)	$1,390	$382
USSE	(208)	491	687
Tubular	57	1,207	356

Total (loss) income from reportable segments	(1,589)	3,088	1,425
Other Businesses(b)	(2)	77	84

Segment (loss) income from operations	(1,591)	3,165	1,509
Retiree benefit expenses	(134)	(22)	(143)
Other items not allocated to segments:
Federal excise tax refund	34	–	–
Litigation reserve	45	(45)	–
Net gain on the sale of assets	97	–	–
Environmental remediation charge	(49)	(23)	–
Workforce reduction charges	(86)	–	(57)
Deferred gain recognition	–	150	–
Labor agreement signing payments	–	(105)	–
Asset impairment charge	–	(28)	–
Flat-rolled inventory transition effects	–	(23)	(58)
Tubular inventory transition effects	–	–	(38)

Total (loss) income from operations	$(1,684)	$3,069	$1,213
(a)	See Note 3 to the Financial Statements for reconciliations and other disclosures required by Accounting Standards Codification Topic 280.
(b)	Certain amounts have been restated versus prior years’ disclosures.
(c)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Steel Shipments

(a)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Steel Shipments by Product and Segment

The following table does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Product – 2009
Hot-rolled Sheets	3,173	1,896	–	5,069
Cold-rolled Sheets	3,152	655	–	3,807
Coated Sheets	1,882	793	–	2,675
Tin Mill Products	1,253	534	–	1,787
Oil country tubular goods (OCTG)	–	–	420	420
Standard and line pipe	–	5	155	160
Semi-finished, Bars and Plates	401	498	–	899
Other	–	82	82	164

TOTAL	9,861	4,463	657	14,981

Memo: Intersegment Shipments from
Flat-rolled to Tubular
Hot-rolled sheets	381
Rounds	117
Product – 2008
Hot-rolled Sheets	6,474	2,142	–	8,616
Cold-rolled Sheets	4,489	1,195	–	5,684
Coated Sheets	3,554	733	–	4,287
Tin Mill Products	1,387	605	–	1,992
Oil country tubular goods (OCTG)	–	–	1,292	1,292
Standard and line pipe	–	9	480	489
Semi-finished, Bars and Plates	941	867	–	1,808
Other	–	100	180	280

TOTAL	16,845	5,651	1,952	24,448

Memo: Intersegment Shipments from
Flat-rolled to Tubular
Hot-rolled sheets	1,108
Rounds	768
Product – 2007
Hot-rolled Sheets	4,887	2,346	–	7,233
Cold-rolled Sheets	4,238	1,402	–	5,640
Coated Sheets	3,743	595	–	4,338
Tin Mill Products	1,288	618	–	1,906
Oil country tubular goods (OCTG)	–	–	835	835
Standard and line pipe	–	9	411	420
Semi-finished, Bars and Plates	378	1,087	–	1,465
Other	–	82	176	258

TOTAL	14,534	6,139	1,422	22,095

Memo: Intersegment Shipments from
Flat-rolled to Tubular
Hot-rolled sheets	305
Rounds	608

Steel Shipments by Market and Segment

The following table does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel. Shipments of materials to these entities are included in the “Further Conversion – Joint Ventures” market classification. No single customer accounted for more than 10 percent of gross annual revenues.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Major Market – 2009
Steel Service Centers	1,998	882	1	2,881
Further Conversion – Trade Customers	2,203	461	11	2,675
– Joint Ventures	1,283	–	–	1,283
Transportation (Including Automotive)	1,258	387	4	1,649
Construction and Construction Products	653	1,615	22	2,290
Containers	1,296	517	–	1,813
Appliances and Electrical Equipment	755	248	–	1,003
Oil, Gas and Petrochemicals	–	17	619	636
Exports from the United States	322	–	–	322
All Other	93	336	–	429

TOTAL	9,861	4,463	657	14,981

Major Market – 2008
Steel Service Centers	3,871	1,239	16	5,126
Further Conversion – Trade Customers	3,368	546	34	3,948
– Joint Ventures	1,770	–	–	1,770
Transportation (Including Automotive)	2,550	590	8	3,148
Construction and Construction Products	1,333	1,745	–	3,078
Containers	1,421	615	–	2,036
Appliances and Electrical Equipment	1,115	503	–	1,618
Oil, Gas and Petrochemicals	–	9	1,737	1,746
Exports from the United States	808	–	118	926
All Other	609	404	39	1,052

TOTAL	16,845	5,651	1,952	24,448

Major Market – 2007
Steel Service Centers	3,151	1,264	–	4,415
Further Conversion – Trade Customers	2,277	897	1	3,175
– Joint Ventures	2,037	–	–	2,037
Transportation (Including Automotive)	2,629	493	1	3,123
Construction and Construction Products	1,045	1,847	–	2,892
Containers	1,301	563	–	1,864
Appliances and Electrical Equipment	1,055	489	–	1,544
Oil, Gas and Petrochemicals	–	10	1,330	1,340
Exports from the United States	566	–	90	656
All Other	473	576	–	1,049

TOTAL	14,534	6,139	1,422	22,095

Business Strategy

Following several years of strong performance, the steel industry and U. S. Steel were quickly and severely impacted by the global recession starting in late 2008. In response to these economic conditions, our strategy has been to enhance our liquidity, maintain a solid balance sheet and position ourselves for success in the longer term. In late 2008 and early 2009, we idled all or portions of numerous steel making, finishing, raw materials and tubular operations in the U.S., Canada and Europe and operated our remaining facilities at reduced levels to match our customers’ lower demand requirements. We continue to monitor the impact of the economic situation on our customers and to adjust our operations to efficiently meet their requirements. Our raw steel capability utilization rate in 2009 was 48% for Flat-rolled operations and 69% for USSE operations.

With respect to financial matters, we reduced our quarterly dividend, completed successful offerings of senior convertible notes and common stock and renegotiated the provisions of existing financial covenants with lenders. We initiated substantial cost reduction activities at all locations, including reducing our non-represented workforce through restructuring, attrition and early retirement programs. We agreed with the United Steel Workers to defer certain mandatory trust contributions, implemented a hiring freeze, eliminated merit pay salary increases, suspended the Company match on our 401(k) program, and reduced fees for Board of Directors and base salaries for all general managers and executives. We significantly reduced our capital expenditures for 2009 from the original plan of $740 million to $472 million by focusing largely on non-discretionary environmental and other infrastructure projects. This compares to capital expenditures of $735 million for 2008 and $692 million for 2007. We voluntarily contributed $140 million to the main defined benefit plan as we still believe that this is appropriate to mitigate larger potential funding requirements in the future. We refinanced $129 million of Environmental Revenue Bonds extending their maturity dates from 2011 to maturity dates ranging from 2017 to 2030. We ended the year with total liquidity of $2.5 billion, an improvement of nearly $300 million from the average of the previous five year-ends.

Our commercial focus is to provide value-added steel products including advanced high strength steel and coated sheets for the automotive and appliance industries, electrical steel sheets for the manufacture of motors and electrical equipment, galvanized and Galvalume® sheets for the construction and automotive industries, tin mill products for the container industry and oil country tubular goods for the oil and gas industry including the development of North American shale natural gas resources. In addition, our European operations concentrate on being a dependable source of high-quality steel to meet the needs of the developing central European markets.

Over the long term, our strategy is to be forward-looking, grow responsibly, generate a competitive return on capital and meet our financial and stakeholder obligations. We remain committed to being a world leader in safety and environmental stewardship; improving our quality, cost competitiveness and customer service; and to attracting, developing and retaining a diverse workforce with the talent and skills needed for our long-term success. We continue to evaluate investments of long-term strategic importance, including projects: to invest in the production of coke and coke substitutes, given that some of our existing coke batteries are approaching the end of their useful lives; to reduce coke requirements in Serbia through blast furnace coal injection; to enhance our Tubular operations in order to more efficiently serve customers’ increased focus on shale natural gas resources; and to allow us to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent.

During 2009,the five-year trends for both our global rate of recordable injuries and our global days away from work rate showed improvement of 42 percent and 60 percent, respectively, as shown in the following graphs.

We continue to assess North American and international expansion and divestment opportunities and carefully weigh them in light of changing global steel and financial market conditions and long-term value considerations. We may consider 100 percent acquisition opportunities, joint ventures and other arrangements.

We are continuing our efforts to implement an enterprise resource planning (ERP) system to help us operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.

The foregoing statements of belief are forward-looking statements. Predictions regarding benefits resulting from the implementation of the ERP project are subject to uncertainties. We may not be able to successfully implement the ERP project without experiencing difficulties. In addition, the expected benefits of implementing the ERP project might not be realized or the costs of implementation might outweigh the benefits realized. Actual results could differ materially from those expressed in these forward-looking statements.

Given the early retirement programs completed in 2009, the number of remaining employees eligible for retirement in the near future and the restrictions on hiring that we imposed in response to the global recession (see “Risk Factors – Other Risk Factors applicable to U. S. Steel”), recruiting, developing and retaining a diverse workforce and a world-class leadership team are crucial to the long-term success of our company.

Steel Industry Background and Competition

The global steel industry is cyclical, highly competitive and has historically been characterized by overcapacity.

We believe that U. S. Steel is currently the tenth largest steel producer in the world, the largest integrated steel producer headquartered in North America, one of the largest integrated flat-rolled producers in Central Europe and the largest tubular producer in North America. U. S. Steel competes with many North American and international steel producers. Competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills, which primarily use steel scrap and other iron-bearing feedstocks as raw materials. In addition, other products, such as plastics and composites, compete with steel in some applications.

Mini-mills typically require lower capital expenditures for construction of facilities and may have lower total employment costs; however, these competitive advantages may be minimized or eliminated by the cost of scrap when scrap prices are high. Some mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers of flat-rolled products, who are generally able to manufacture a broader range of products. U. S. Steel provides defined benefit pension and/or other postretirement benefits to approximately 129,000 retirees and their beneficiaries. Mini-mills and most of our other competitors do not have comparable retiree obligations.

International competitors may have lower labor costs than U.S. producers and some are owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political, social and economic policy considerations, as well as prevailing market conditions.

Historically, we have had adequate iron ore pellet production in North America to meet our needs. We are also currently about 80 percent self sufficient for coke in North America at normal operating levels through our own coke production facilities and a long-term coke supply agreement. We also have long-term contracts for most of our required coking coal. Our relatively balanced raw materials position in North America and limited dependence on purchased steel scrap have helped mitigate the volatility of our production costs.

Coke production in North America has declined over the last several years due mainly to the shut down of one coke battery at Gary Works in 2005 and three coke batteries at the Clairton Plant in 2009. Improving our coke self sufficiency is an important strategic objective. We do not produce enough coke to meet our global requirements and, absent additional investment in coke or coke substitute production facilities, our North American coke production capability is likely to decline further over the next five years given that some of our existing coke batteries in the United States are approaching the end of their useful lives. As a result, we may be further exposed to risks concerning pricing and availability of coke from third parties.

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

USSE conducts business primarily in Europe. Like our domestic operations, USSE is affected by the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. We are subject to market conditions in those areas which are influenced by many of the same factors that affect U.S. markets, as well as matters specific to international markets such as quotas, tariffs and other protectionist measures. USSE is subject to different environmental regulations and other factors, that could negatively affect results of operations and cash flow. These environmental regulations and other factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation and limits on production.

Demand for oil country tubular goods depends on several factors, most notably the number of oil and natural gas wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and the drilling techniques utilized. The level of these activities depends primarily on the demand for natural gas and oil and the expectation of future prices of these commodities. Demand for our tubular products is also affected by the continuing development of shale natural gas resources, the level of inventories maintained by manufacturers, distributors, and end users and by the level of imports in the markets we serve.

Steel imports to the United States accounted for an estimated 22 percent of the U.S. steel market in 2009, 24 percent in 2008 and 22 percent in 2007. Increases in future levels of imported steel could reduce future market prices and demand levels for steel produced in our North American facilities.

Imports of flat-rolled steel to Canada accounted for an estimated 35 percent of the Canadian market for flat-rolled steel products in 2009, 24 percent in 2008 and 27 percent in 2007.

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

On April 3, 2008, U. S. Steel, along with Maverick Tube Corporation, Tex-Tube Company and the USW filed anti-dumping and countervailing duty petitions for welded line pipe up to and including 16 inches against China and antidumping petitions against Korea. Korea was dropped from the case. On December 22, 2008, the U.S. International Trade Commission (ITC) ruled affirmatively that the U.S. industry is materially injured or threatened with material injury by reason of subsidized imports of welded line pipe from China. The countervailing duty rates currently range from 33.43 percent to 40.05 percent. On April 23, 2009, the ITC ruled affirmatively that the U.S. industry is materially injured or is threatened with material injury by reason of dumped imports of welded line pipe from China. The anti-dumping duty rates currently range from 73.87 percent to 101.10 percent.

On April 8, 2009, U. S. Steel, Maverick Tube Corporation, TMK Ipsco, V&M Star L.P., Evraz S.A., Rocky Mountain Steel, Inc., Wheatland Tube Company and the USW filed anti-dumping and countervailing duty (subsidy) petitions regarding certain oil country tubular goods (OCTG) from China. The petitions were filed in response to an unprecedented surge of imports from China, increasing from 900 thousand net tons in 2007 to nearly 2.3 million net tons in 2008. On May 22, 2009, the ITC determined unanimously that there is a reasonable indication that the U.S. industry is threatened with material injury by reason of imports of OCTG from China that are allegedly sold at less than fair value and subsidized by the government of China. On November 5, 2009, the Department of Commerce (DOC) announced preliminary anti-dumping duties ranging from 0 to 99.1 percent. On November 24, 2009, the DOC announced final countervailing duties ranging from 10.3 to 15.7 percent. Final DOC anti-dumping duty determinations are due April 1, 2010. On December 1, 2009, the ITC held a final hearing as to whether the U.S. industry is materially injured or threatened with material injury by reason of subsidized and dumped imports of OCTG from China. On December 30, 2009, the ITC voted unanimously in the affirmative on injury due to subsidized imports. The ITC vote on injury by reason of dumped imports is expected to take place in the second quarter of 2010.

On September 16, 2009, U. S. Steel and V&M Star filed antidumping and countervailing duty petitions regarding certain seamless carbon and alloy steel standard, line and pressure pipe from China. Subsequently, TMK Ipsco and the USW joined the case as petitioners. The petitions were filed in response to an incredible surge of seamless pipe imports from China. The volume of U.S. imports from China soared from 158,128 net tons in 2006 to 366,091 net tons in 2008. The ITC voted unanimously on October 30, 2009 that there is a reasonable indication that the U.S. industry is threatened with material injury by reason of subsidized and dumped imports of certain seamless pipe from China. The affirmative vote causes the investigation to continue with the DOC making preliminary and final countervailing and anti-dumping determinations during the first half of 2010.

Total imports of flat-rolled carbon steel products (excluding quarto plates and wide flats) to the EU27 (the 27 countries currently comprising the European Union (EU)) were 15 percent of the EU market in 2009, 19 percent in 2008 and 17 percent in 2007. Imported steel to the EU market coupled with declining demand starting late in 2008 contributed to record levels of inventory, all of which resulted in weakening market prices in late 2008 and early 2009.

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

Many nations have adopted or are considering regulation of carbon dioxide (CO2) emissions. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The EU has established greenhouse gas regulations; Canada has published details of a regulatory framework for greenhouse gas emissions; and the United States has passed a bill in the House of Representatives and a bill has been introduced in the Senate. Such regulations may entail substantial capital expenditures, restrict production and raise the price of coal and other carbon-based energy sources. Some foreign nations such as China and India are not aggressively pursuing regulation of CO2 and integrated steel producers in such countries may achieve a competitive advantage over U. S. Steel. For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

U. S. Steel is subject to foreign currency exchange risks as a result of its European and Canadian operations. USSE’s revenues are primarily in euros and its costs are primarily in U.S. dollars, euros and Serbian dinars. USSC’s revenues and costs are denominated in both Canadian and U.S. dollars. In addition, the acquisition of USSC was funded from the United States and through the reinvestment of undistributed foreign earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can impact income when they are remeasured at the end of each quarter. An $892 million U.S. dollar-denominated intercompany loan from a U.S. subsidiary to a European subsidiary was the primary exposure at December 31, 2009.

Facilities and Locations

Flat-rolled

Except for the Fairfield pipe mill, the operating results of all the facilities within U. S. Steel’s integrated steel mills in North America are included in Flat-rolled. These facilities include Gary Works, Great Lakes Works, Mon Valley Works, Granite City Works, Lake Erie Works, Fairfield Works and Hamilton Works. The operating results of U. S. Steel’s coke and iron ore pellet operations and many equity investees in North America are also included in Flat-rolled.

Gary Works, located in Gary, Indiana, has annual raw steel production capability of 7.5 million tons. Gary Works has three coke batteries, four blast furnaces, six steelmaking vessels, a vacuum degassing unit and four continuous slab casters. Gary Works generally consumes all the coke it produces and sells coke by-products. Finishing facilities include a hot strip mill, two pickling lines, two cold reduction mills, three temper mills, a double cold reduction line, four annealing facilities, two tin coating lines and a hot dip galvanizing line. Principal products include hot-rolled, cold-rolled and coated sheets and tin mill products. Gary Works also produces strip mill plate. The Midwest Plant and East Chicago Tin are operated as part of Gary Works.

The Midwest Plant, located in Portage, Indiana, processes hot-rolled bands and produces tin mill products and hot dip galvanized, cold-rolled and electrical lamination sheets. Midwest facilities include a pickling line, two cold reduction mills, two temper mills, a double cold reduction mill, two annealing facilities, two hot dip galvanizing lines, a tin coating line and a tin-free steel line.

East Chicago Tin is located in East Chicago, Indiana and produces tin mill products. Facilities include a pickling line, a cold reduction mill, two annealing facilities, a temper mill, a tin coating line and a tin-free steel line.

Great Lakes Works, located in Ecorse and River Rouge, Michigan, has annual raw steel production capability of 3.8 million tons. Great Lakes facilities include three blast furnaces, two steelmaking vessels, a vacuum degassing unit, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, three annealing facilities, a temper mill, an electrolytic galvanizing line and a hot dip galvanizing line. Principal products include hot-rolled, cold-rolled and coated sheets.

Mon Valley Works consists of the Edgar Thomson Plant, located in Braddock, Pennsylvania; the Irvin Plant, located in West Mifflin, Pennsylvania; the Fairless Plant, located in Fairless Hills, Pennsylvania; and the Clairton Plant, located in Clairton, Pennsylvania. Mon Valley Works has annual raw steel production capability of 2.9 million tons. Facilities at the Edgar Thomson Plant include two blast furnaces, two steelmaking vessels, a vacuum degassing unit and a slab caster. Irvin Plant facilities include a hot strip mill, two pickling lines, a cold reduction mill, three annealing facilities, a temper mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. The Fairless Plant operates a hot dip galvanizing line. Principal products from Mon Valley Works include hot-rolled, cold-rolled and coated sheets, as well as coke and coke by-products produced at the Clairton Plant.

The Clairton Plant is comprised of nine coke batteries. Almost all of the coke produced is consumed by U. S. Steel facilities or swapped with other domestic steel producers. Coke by-products are sold to the chemicals and raw materials industries.

Granite City Works, located in Granite City, Illinois, has annual raw steel production capability of 2.8 million tons. Granite City’s facilities include two coke batteries, two blast furnaces, two steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Granite City Works generally consumes all the coke it produces and sells coke by-products. Principal products include hot-rolled and coated sheets. Gateway Energy & Coke Company, LLC (Gateway) has constructed a coke plant to supply Granite City Works, which began operating in October 2009. We own and operate a newly constructed cogeneration facility that utilizes by-products from the Gateway coke plant to generate heat and power.

Lake Erie Works, located in Nanticoke, Ontario, has annual raw steel production capability of 2.6 million tons. Lake Erie Works facilities, which remains idled due to a work stoppage, include a coke battery, a blast furnace, two steelmaking vessels, a slab caster, a hot strip mill and three pickling lines. The pickling lines were acquired on August 29, 2008 and are included in Flat-rolled results as of that date. Principal products include slabs and hot-rolled sheets.

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

Hamilton Works, located in Hamilton, Ontario, has annual raw steel production capability of 2.3 million tons. Hamilton Works facilities include a coke battery, a blast furnace, three steelmaking vessels, a slab caster, a combination slab/bloom caster, a bar mill, a pickling line, a cold reduction mill and two hot dip galvanizing lines and a galvanizing/galvannealing line. Principal products include slabs and cold-rolled and coated sheets.

We have iron ore pellet operations located at Mt. Iron (Minntac) and Keewatin (Keetac), Minnesota with annual iron ore pellet production capability of 22.4 million tons. During 2009, 2008 and 2007, these operations produced 8.5 million, 21.3 million and 20.8 million net tons of iron ore pellets, respectively.

On February 1, 2010, USSC sold its 44.6 percent interest in the Wabush Mines Joint Venture (Wabush) for approximately $58 million. Wabush owns and operates iron ore mining and pellet facilities in Newfoundland and Labrador and Quebec, Canada.

U. S. Steel has a 14.7 percent ownership interest in Hibbing Taconite Company (Hibbing), which is based in Hibbing, Minnesota. Hibbing’s rated annual production capability is 9.1 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. Our share of 2009, 2008 and 2007 production was 0.3 million, 1.4 million and 0.2 million tons, respectively.

We have a 15 percent ownership interest in Tilden Mining Company (Tilden), which is based in Ishpeming, Michigan. Tilden’s rated annual production capability is 8.7 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. Our share of 2009 production was a minimal amount and our share of 2008 and 2007 production was 1.2 million and 0.1 million tons, respectively.

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

U. S. Steel participates in a number of additional joint ventures that are included in Flat-rolled, most of which are conducted through subsidiaries or other separate legal entities. All of these joint ventures are accounted for under the equity method. The significant joint ventures and other investments are described below. For information regarding joint ventures and other investments, see Note 11 to the Financial Statements.

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

U. S. Steel and Worthington Industries, Inc. (Worthington Industries) participate in Worthington Specialty Processing (Worthington), a joint venture with locations in Jackson, Canton and Taylor, Michigan in which U. S. Steel has a 49 percent interest. Worthington slits, cuts to length and presses blanks from steel coils to desired specifications. Worthington’s annual production capability is approximately 890,000 tons.

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

Chrome Deposit Corporation (CDC), a 50-50 joint venture between U. S. Steel and Court Holdings, reconditions finishing work rolls, which require grinding, chrome plating and/or texturing. The rolls are used on rolling mills to provide superior finishes on steel sheets. CDC has seven locations across the United States, with all locations near major steel mills.

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

USSE

USSE consists of USSK and its subsidiaries and USSS.

USSK operates an integrated facility in Košice, Slovakia, which has annual raw steel production capability of 5.0 million tons. This facility has two coke batteries, three blast furnaces, four steelmaking vessels, a vacuum degassing unit, two dual strand casters, a hot strip mill, two pickling lines, two cold reduction mills, three annealing facilities, a temper mill, a temper/double cold reduction mill, three hot dip galvanizing lines, two tin coating lines, three dynamo lines, a color coating line and two spiral welded pipe mills. Principal products include hot-rolled, cold-rolled and coated sheets, tin mill products and spiral welded pipe. USSK also has facilities for manufacturing heating radiators and refractory ceramic materials.

In addition, USSK has a research laboratory which in conjunction with our Research and Technology Center supports efforts in cokemaking, electrical steels, design and instrumentation, and ecology.

USSS has an integrated plant in Smederevo, Serbia which has annual raw steel production capability of 2.4 million tons. Facilities at this plant include two blast furnaces, three steelmaking vessels, two slab casters, a hot strip mill, two pickling lines, a cold reduction mill, two annealing facilities, a temper mill and a temper/double cold reduction mill. Other facilities include a tin mill in Sabac with one tin coating line, a limestone mine in Kucevo and a river port in Smederevo, all located in Serbia. Principal products include hot-rolled and cold-rolled sheets and tin mill products.

Tubular

Tubular manufactures seamless and welded oil country tubular goods (OCTG), standard and line pipe and mechanical tubing.

Seamless products are produced on a mill located at Fairfield Works in Fairfield, Alabama, and on two mills located in Lorain, Ohio. The Fairfield mill has annual production capability of 750,000 tons and is supplied with steel rounds exclusively from Fairfield Works. The Fairfield mill has the capability to produce outer diameter (O.D.) sizes from 4.5 to 9.625 inches and has quench and temper, hydrotester, threading and coupling and inspection capabilities. The Lorain mills have combined annual production capability of 780,000 tons and use steel rounds supplied by Fairfield Works and external sources. Lorain #3 Mill has the capability to produce O.D. sizes from 10.125 to 26 inches and has quench and temper, hydrotester, cutoff and inspection capabilities. Lorain #4 Mill has the capability to produce O.D. sizes from 1.9 to 4.5 inches and has cut to length capabilities and uses Tubular Services in Houston for finishing.

Texas Operations manufactures welded OCTG, standard and line pipe and mechanical tubing products. Texas Operations #1 Mill has the capability to produce O.D. sizes from 7 to 16 inches. Texas Operations #2 Mill has the capability to produce O.D. sizes from 1.088 to 7.15 inches. Both mills have quench and temper, hydrotester, threading and coupling and inspection capabilities. Bellville Operations manufactures welded tubular products primarily for OCTG. Bellville Operations has the capability to produce O.D. sizes from 2.375 to 4.5 inches and has limited hydrotester and cutoff capabilities. Texas Operations and Bellville Operations have combined annual production capability of 1.0 million tons and use hot-rolled products from Flat-rolled’s facilities.

Welded products are also produced on a mill located in McKeesport, Pennsylvania, which is operated by a third party operator. The McKeesport mill has annual production capability of 315,000 tons and processes hot-rolled bands from Mon Valley Works and other U. S. Steel locations. This mill has the capability to produce, hydrotest, cut to length and inspect O.D. sizes from 8.625 to 20 inches.

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

In April 2007, U. S. Steel, POSCO and SeAH Steel Corporation, a Korean manufacturer of tubular products, formed United Spiral Pipe LLC to design, engineer and construct a manufacturing facility with annual production capability of 300,000 tons of spiral welded tubular products. U. S. Steel and POSCO each hold a 35-percent ownership interest in the joint venture, with the remaining 30-percent ownership interest being held by SeAH. The facility was commissioned in late 2009 and began operations in early 2010.

Other Businesses

U. S. Steel’s Other Businesses include transportation services (railroad and barge operations), real estate operations and engineering consulting services.

On January 31, 2009, we completed the sale of a majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) to a subsidiary of Canadian National Railway Company. Proceeds from the sale were approximately $300 million and U. S. Steel recorded a net gain of approximately $97 million, net of a $10 million pension curtailment loss, in the first quarter of 2009. The retained portion of EJ&E has been renamed Gary Railway Company. See Note 6 to the Financial Statements.

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

U. S. Steel owns, develops and manages various real estate assets, which include approximately 200,000 acres of surface rights primarily in Alabama, Illinois, Maryland, Michigan, Minnesota and Pennsylvania. In addition, U. S. Steel participates in joint ventures that are developing real estate projects in Alabama, Maryland and Illinois. U. S. Steel also owns approximately 4,000 acres of land in Ontario, Canada, which could potentially be sold or developed.

U. S. Steel has a 38 percent ownership interest in Leeds Retail Center, LLC, an entity established for the development of a 495,000 square foot retail outlet mall in Leeds, Alabama.

Met-Chem Canada Inc., a wholly owned subsidiary of U. S. Steel, is a company providing engineering consulting services in the mining and mineral processing sectors.

Raw Materials and Energy

As an integrated producer, U. S. Steel’s primary raw materials are iron units in the form of iron ore pellets and sinter ore, carbon units in the form of coal and coke (which is produced from coking coal) and steel scrap. U. S. Steel’s raw materials supply strategy consists of acquiring and expanding captive sources of these primary raw materials and entering into long-term supply contracts.

The amounts of such raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel producing equipment. In broad terms, U. S. Steel estimates that it consumes about 1.4 tons of coal to produce one ton of coke and that it consumes approximately 0.4 tons of coke, 0.2 tons of steel scrap (40 percent of which is internally generated) and 1.3 tons of iron ore pellets to produce one ton of raw steel. At normal operating levels, we also consume approximately 5 mmbtu’s of natural gas per ton shipped. While we believe that these estimates are useful for planning purposes, substantial variations occur. They are presented in order to give a general sense of raw material and energy consumption related to steel production.

Iron Ore

The iron ore facilities at Minntac and Keetac contain an estimated 752 million short tons of recoverable reserves and our share of recoverable reserves at the Hibbing and Tilden joint ventures is 65 million short tons. Recoverable reserves are defined as the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Minntac and Keetac’s annual capability and our share of annual capability for the Hibbing and Tilden joint ventures total 25 million tons. With these facilities and amounts under long-term supply contracts, the Flat-rolled segment currently has the capability to supply all of its annual iron ore requirements at normal operating levels.

USSE purchases substantially all of its iron ore requirements from outside sources, but has also received iron ore from U. S. Steel’s iron ore facilities in North America. We believe that supplies of iron ore adequate to meet USSE’s needs are available at competitive market prices. The main sources of iron ore for USSE are Russia and Ukraine, with some coming from Brazil.

Coking Coal

All of U. S. Steel’s coal requirements for our cokemaking facilities are purchased from outside sources.

U. S. Steel has entered into multi-year contracts for substantially all of Flat-rolled’s coking coal requirements. Prices for these North American contracts for 2010 are set at what we believe are competitive market prices. Prices in the out years will be negotiated within set collars around a base price or on an annual basis at prevailing market prices.

In Europe, U. S. Steel has entered into contracts for most of USSE’s coking coal requirements for 2010. Prices for these European contracts are negotiated at defined intervals (no less than quarterly) with regional suppliers.

We believe that supplies of coking coal adequate to meet our needs are available from outside sources at competitive market prices. The main sources of coking coal for Flat-rolled are the United States and Canada; and for USSE include Poland, the Czech Republic, the United States, Canada, Russia and Ukraine.

Coke

In North America, the Flat-rolled segment operates cokemaking facilities at the Clairton Plant of Mon Valley Works, Gary Works, Granite City Works, Hamilton Works and Lake Erie Works. In Europe, the USSE segment operates cokemaking facilities at USSK. Blast furnace injection of coal, natural gas and self-generated coke oven gas is also used at certain Flat-rolled and USSE facilities to reduce coke usage. The increase in coke production in 2008 was mainly due to the inclusion of production at Lake Erie Works and Hamilton Works for the entire year following the USSC acquisition in 2007. The decrease in coke production in 2009 resulted from the temporary idling of cokemaking facilities at the Clairton Plant, Granite City Works, Hamilton Works and Lake Erie Works for part of the year as well as the shut down of three coke batteries at the Clairton Plant. Production had been decreasing over the last several years due mainly to the shut down of one of the coke batteries at Gary Works in 2005. Over the next five years, as some of our North American coke batteries approach the end of their expected useful lives, our production capability is likely to decrease absent additional investment in coke or coke substitute production facilities. We have taken a number of steps to ensure long-term access to high quality coke for our blast furnaces. We continue to evaluate plans for new coke batteries at the Clairton Plant. We entered into a 15 year coke supply agreement with Gateway Energy & Coke Company, LLC (Gateway) in connection with its newly constructed 651,000 ton per year heat recovery coke plant which began operating in the fourth quarter of 2009 and is located at Granite City Works. Also, we continue to evaluate plans to construct one or more facilities utilizing state-of-the-art technology to produce a carbon alloy material that would be used as a coke substitute.

With Flat-rolled’s cokemaking facilities and the Gateway long-term supply agreement, it currently has the capability to supply approximately 80 percent of its annual coke requirements at normal operating levels. Depending on production levels, we may purchase additional coke on the open market. To the extent that it is necessary or appropriate considering existing needs and/or applicable transportation costs, coke is purchased from or swapped with suppliers or other end-users.

USSE’s cokemaking facilities currently have the capability to supply approximately 60% of its annual coke requirements at normal operating levels. The remainder of USSE’s needs is purchased from outside sources. The main sources of coke for USSE in 2010 are expected to be Poland, Ukraine, Russia, Bosnia, Hungary and the Czech Republic.

Limestone

All of Flat-rolled’s limestone requirements are purchased from outside sources. We believe that supplies of limestone adequate to meet Flat-rolled’s needs are readily available from outside sources at competitive market prices.

The majority of USSE’s limestone requirements are purchased from outside sources with a portion of USSS’s raw limestone requirements coming from a limestone mine under our direct control. We believe that supplies of limestone adequate to meet USSE’s needs are available from outside sources at competitive market prices.

Zinc and Tin

We believe that supplies of zinc and tin required to fulfill the requirements for Flat-rolled and USSE are available from outside sources at competitive market prices. We routinely execute fixed-price forward physical purchase contracts for a portion of our expected business needs in order to manage our exposure to the volatility of the zinc and tin markets.

Steel Scrap and Other Materials

We believe that supplies of steel scrap and other alloying and coating materials required to fulfill the requirements for Flat-rolled and USSE are available from outside sources at competitive market prices. Generally, approximately 40 percent of our steel scrap requirements is internally generated through normal operations.

Natural Gas

All of U. S. Steel’s natural gas requirements are purchased from outside sources.

We believe that supplies adequate to meet Flat-rolled’s needs are available at competitive market prices. In order to partially manage our exposure to natural gas price increases as it relates to customers with fixed priced contracts as well as electricity costs from a generating facility located at one of our facilities, we routinely execute fixed-price forward physical purchase contracts for natural gas. About 60 percent of our natural gas purchases in Flat-rolled are based on bids solicited on a monthly basis from various vendors; the remainder is made daily or with fixed-price forward physical purchase contracts.

We believe that supplies adequate to meet USSE’s needs are normally available at competitive market prices. However, both USSK and USSS experienced a supply curtailment of more than ten days in January 2009 related to Russia’s suspension of natural gas shipments to Europe. The supply from Russia and the transmission through Ukraine and the associated political tension may impact supply availability.

Both Flat-rolled and USSE use self-generated coke oven and blast furnace gas to reduce consumption of natural gas.

Industrial Gases

U. S. Steel purchases its industrial gas requirements under long-term contracts with various suppliers.

Commercial Sales of Product

U. S. Steel characterizes our sales as contract if sold pursuant to an agreement with defined volume and pricing and a duration of longer than three months, and as spot if sold without a defined volume and pricing agreement. In 2009 approximately 60 percent, 30 percent and 10 percent of sales by Flat-rolled, USSE and Tubular, respectively, were contract sales. Some contract pricing agreements include fixed price while others are adjusted periodically based upon published prices of steel products or cost components. U. S. Steel does not consider sales backlog to be a meaningful measure since volume commitments in most contracts are based on each customer’s specific periodic requirements.

Environmental Matters

U. S. Steel maintains a comprehensive environmental policy overseen by the Corporate Governance and Public Policy Committee of the U. S. Steel Board of Directors. The Environmental Affairs organization has the responsibility to ensure that U. S. Steel’s operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Executive Environmental Committee, which is comprised of officers of U. S. Steel, is charged with reviewing our overall performance with various environmental compliance programs. Also, U. S. Steel, largely through the American Iron and Steel Institute, the Canadian Steel Producers Association, the World Steel Association and European Confederation of Iron and Steel Industries (Eurofer), is involved in the promotion of cost effective environmental strategies through the development of appropriate air, water, waste and climate change laws and regulations at the local, state, national and international levels.

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

USSS is subject to the environmental laws of Serbia. Under the terms of the acquisition in 2003, USSS is responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study in June 2004, which was submitted to the Government of Serbia. During 2008 and 2009, USSS spent approximately $50 million to reduce air particulate emissions and undertake other environmental projects pursuant to an agreement with the Serbian government.

Many nations, including all where we operate, have or are considering the regulation of CO2 emissions. International negotiations to supplement or replace the 1997 Kyoto Protocol are ongoing. Regulation of CO2 emissions is relevant to the steel industry and U. S. Steel. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The European Union has established greenhouse gas regulations. Canada has published details of a regulatory framework for greenhouse gas emissions as discussed below. In the United States, the House of Representatives passed the American Clean Energy and Security Act (also known as the Waxman-Markey Bill) on June 26, 2009. Similar legislation is under consideration by the Senate in the form of a bill proposed by Senators Boxer and Kerry on September 30, 2009. These bills would establish a national cap-and-trade program (to be phased-in beginning in 2012) that would require entities emitting greenhouse gases (or in some instances the producers of fuels that would result in such emissions) to present allowances that account for each ton of carbon dioxide equivalent (CO2e) emitted, subject to yearly national caps on overall emissions from covered sources. The bills include provisions that would grant limited relief, including the allocation of free allowances, for qualifying energy-intensive and trade-sensitive industries, for which iron and steel producers should qualify. It is uncertain when the Senate will act on these matters. If this or similar legislation is adopted, it could have far ranging economic and operational consequences for U. S. Steel. It is impossible to estimate the timing of final legislation or its impact on U. S. Steel, although it could be significant. Such regulations may entail substantial capital expenditures, restrict production, and raise the price of coal and other carbon based energy sources.

The EPA has classified CO2 as a harmful gas. The EPA has implemented a new greenhouse gas emission inventory and reporting requirement for all facilities emitting 25,000 metric tons or more per year of CO2e greenhouse gases. The regulation requires facilities to collect information on CO2e and report emissions to the EPA starting in January of 2011, covering the 2010 calendar year. It is expected that most U. S. Steel facilities will be required to comply with the new reporting requirements. Since it was first proposed by the EPA, U. S. Steel has been undertaking preparations for meeting this requirement, and is evaluating the cost of compliance.

The EPA has also proposed new permitting requirements for facilities emitting 25,000 metric tons or more per year of CO2 based on requirements of the CAA. This proposal will be subject to public comment before being finalized. The EPA expects to have the new regulation in place by the first quarter of 2010. Evaluating the cost of compliance with this proposed regulation is not possible until the EPA has addressed all public comments.

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

In July 2008, following approval by the EC of Slovakia’s national allocation plan for the 2008 – 2012 trading period (NAP II), Slovakia granted USSK more CO2 allowances per year than USSK received for the 2005 to 2007 trading period. Based on actual carbon emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. During 2009, USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized $36 million of gains related to these transactions.

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

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance and remediation expenditures as a result of environmental laws and regulations which in recent years have been mainly for process changes in order to meet CAA obligations and similar obligations in Europe and Canada. In the future, additional expenditures will be required to comply with CO2 emission requirements. Since it is difficult to predict what requirements will ultimately be imposed in the United States and Canada, it is difficult to estimate the likely impact on U. S. Steel but it could be substantial. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to domestic mini-mills, some foreign steel producers (particularly in developing economies such as China) and producers of materials which compete with steel, all of which may not be required to undertake equivalent costs in their operations. In particular, if the final requirements do not recognize the fact that the integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions, our competitive position relative to mini mills will be adversely impacted and our competitive position regarding producers in developing nations, such as China and India, will be harmed unless such nations require comensurate reductions in CO2 emissions. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to our prior disposal of environmentally sensitive materials. Many of our competitors have fewer historical liabilities.

For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Air

The CAA imposes stringent limits on air emissions with a federally mandated operating permit program and civil and criminal enforcement sanctions. The CAA requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of Maximum Achievable Control Technology (MACT) Standards. The EPA has developed various industry-specific MACT standards pursuant to this requirement. The CAA requires EPA to promulgate regulations establishing emission standards for each category of Hazardous Air Pollutants. EPA must also conduct risk assessments on each source category that is already subject to MACT standards and determine if additional standards are needed to reduce residual risks.

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

U. S. Steel’s cokemaking facilities are subject to two categories of MACT standards. The first category applies to pushing and quenching. EPA is required to make a risk-based determination for pushing and quenching emissions and determine whether additional emissions reductions are necessary from this process by 2011. EPA has yet to publish or propose any residual risk standards from these operations; therefore, the impact cannot be estimated at this time. The second category of MACT standards applying to coke facilities applies to emissions from charging, coke oven battery tops and coke oven doors. With regard to these standards, U. S. Steel chose to install more stringent controls than MACT on some of its batteries, called Lowest Achievable Emissions Reductions (LAER). Such LAER batteries are not required to comply with certain residual risk standards until 2020. Because the scope of these anticipated changes are distant and relatively uncertain, the magnitude of the impact of these anticipated changes cannot be estimated at this time.

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

The CAA also requires the EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter and ozone. In 1997, EPA established 24-hour and annual standards for fine particles that are less than 2.5 micrometers in size and in 2006, EPA tightened the 24-hour standard but retained the annual standard. These standards were challenged and the U.S. Court of Appeals for the District of Columbia, in American Farm Bureau Federation and National Pork Producers Council et al. v. EPA, 559 F. 3rd 512 (D.C. Cir. 2009), remanded the annual standards to the EPA for further consideration but allowed the 2006 24-hour standard to remain in effect.

States are still required to demonstrate compliance with the 1997 fine particle standard by April 2010, with a possible extension to April 2015, but the annual standard could change based upon the remand noted above. If the standard is changed, states will be required to modify their state implementation plans (SIPs) to meet the new standard.

On December 22, 2008, EPA designated areas in which U. S. Steel operates as “nonattainment” and “unclassified/attainment” for the 2006 fine particle standard. SIPs for the 2006 24-hour standard are due December 14, 2012, with attainment demonstrations with the 2006 standard expected to be made by 2014 or 2019, with extensions.

It is anticipated that EPA’s fine particle programs could result in significant costs to U. S. Steel. While the SIPs for the 1997 (current) annual standard were due in April 2008, many states and local agencies in which U. S. Steel facilities are located have not yet or are just now proposing SIPs. U. S. Steel is currently reviewing these drafts and proposed SIPs, but the impacts of the anticipated regulations cannot be determined at this time. Furthermore, it is impossible to estimate the magnitude of any costs associated with the SIPs for the 2006 24-hour standard or the remand of the annual standard since the state and federal agencies are still developing regulations for the programs and implementation for the 2006 24-hour standard. Demonstrating attainment with the 2006 24-hour standard is not expected until sometime between 2014 and 2019 and no new standard or associated timeline has been established for the annual standard.

Effective May 2008, EPA lowered its ground level ozone air quality standards, which could affect sources of nitrogen oxide and volatile organic compounds, including coke plants, and iron and steel facilities. EPA is required to issue final designations of attainment, nonattainment and unclassifiable areas no later than March 2010 unless there is insufficient information to make these designation decisions. In that case, EPA will issue designations no later than March 2011. States must submit SIPs outlining how they will reduce pollution to meet the standards by a date that is no later than three years after EPA’s final designations. If EPA issues designations in 2010 or 2011, these plans would be due no later than 2013 or 2014, respectively. States are required to meet the standards by deadlines that may vary based on the severity of the problem in the area. It is anticipated that the ozone NAAQS revisions could result in significant costs to U. S. Steel; however, it is impossible to estimate the magnitude of these costs at this time since the implementation dates are unknown and distant.

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

Remediation

A significant portion of U. S. Steel’s currently identified environmental remediation projects relate to the remediation of former and present operating locations. A number of these locations were sold by U. S. Steel and are subject to cost-sharing and remediation provisions in the sales agreements. Projects include remediation of the Grand Calumet River, remediation of the former Geneva Works and the former Duluth Works and the closure and remediation of permitted hazardous and non-hazardous waste landfills.

U. S. Steel is also involved in a number of remedial actions under CERCLA, RCRA and other federal and state statutes, particularly third party waste disposal sites where disposal of U. S. Steel-generated material occurred and it is possible that additional sites will be identified that require remediation. For additional information regarding remedial actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Property, Plant and Equipment Additions

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Note 12 to the Financial Statements.

Employees

As of December 31, 2009, U. S. Steel had approximately 24,000 employees in North America and approximately 19,000 in Europe.

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by collective bargaining agreements with the USW entered into effective September 1, 2008 (the 2008 CBAs) that expire in September 2012. The 2008 CBAs resulted in wage increases ranging from $0.65 to $1.00 per hour as of the effective date. Each subsequent September 1 thereafter during the contract term, employees will receive a four percent wage increase. The 2008 CBAs also require U. S. Steel to make annual $75 million contributions to a restricted account within our trust for retiree health care and life insurance during the contract period. In early 2009, we reached agreement with the USW to defer the 2009 contribution until 2012. The 2008 CBAs also provide for pension and other benefit enhancements for both current employees and retirees (see Notes 17 and 20 to the Financial Statements). A small number of workers at these facilities, as well as workers at our transportation operations are covered by agreements with the USW or other unions that have varying expiration dates. At USSC the collective bargaining agreement with the USW covering employees at Lake Erie Works has expired and a successor agreement has not been reached. The collective bargaining agreement with the USW covering employees at Hamilton Works expires in July 2010. All of the agreements in North America contain no-strike clauses.

In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires in March 2012. Represented employees at USSS are covered by a collective bargaining agreement that expires in December 2012. Wage increases have been agreed to for all years for both USSE agreements.

Available Information

U. S. Steel’s Internet address is www.ussteel.com. We post our annual report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statement and our interactive data files to our web site as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (SEC). We also post all press releases and earnings releases to our web site.

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

U. S. Steel does not intend to incorporate the contents of any web site or the documents referred to in the immediately preceeding paragraph into this document.

Other Information

Information on net sales, depreciation, capital expenditures and income from operations by reportable segment and for Other Businesses and on net sales and assets by geographic area are set forth in Note 3 to the Financial Statements.

For significant operating data for U. S. Steel for each of the last five years, see “Five-Year Operating Summary (Unaudited)” on pages F-63 and F-64.

Item 1A. RISK FACTORS

Risk Factors Concerning the Current Global Recession

All segments of our business have been impacted by the global recession and such impacts have created certain new risks and have also affected the other risks set forth below.

U. S. Steel and its end-product markets continue to be impacted by the global recession.

For full-year 2009, U. S. Steel reported a net loss of $1,401 million, or $10.42 per diluted share. Raw steel production in our North American Flat-rolled segment averaged 48 percent of capability in 2009 as compared to 79 percent and 83 percent of cabability in 2008 and 2007, respectively, and our European USSE segment averaged 69 percent of capability in 2009 as compared to 86 percent and 92 percent of capability in 2008 and 2007, respectively. Our Tubular segment shipped 657 thousand tons in 2009 as compared to 1.95 million tons in 2008. Despite some signs of economic recovery, we expect to report an overall operating loss for the first quarter of 2010.

Our Flat-rolled and USSE segments sell to the automotive, service center, converter, appliance and construction-related industries, all of which experienced substantially lower customer demand in 2009 due to the ongoing global recession. Prices for both oil and natural gas have fallen dramatically from their 2008 levels and this has led to a substantial decrease in oil and gas drilling activity, which has resulted in lower customer demand for the products of our Tubular segment. U. S. Steel’s operating levels will remain at depressed levels until our customers’ demand increases.

In addition to reduced demand in our end-product markets, we believe that some of our customers are experiencing difficulty in obtaining credit or maintaining their ability to qualify for trade credit insurance, resulting in a further reduction in purchases and an increase in our credit risk exposure. The duration of the recession and the trajectory of the recovery for these industries may have a significant impact on U. S. Steel. In addition, the expiration of governmental stimulus programs may have a negative impact on the levels of customer demand.

In response to the global recession, we announced that we had substantially reduced our planned capital expenditures for 2009 to conserve liquidity. Only limited progress was made in 2009 on certain projects of long-

term strategic importance, as we focused on non-discretionary environmental and other infrastructure projects. Unless the current economic situation continues to improve, we may have to delay investments of long-term strategic importance. It could also become more expensive to complete these deferred investments at a later date. Moreover, delaying these long-term strategic investments could have a negative impact on our cost structure and market position.

U. S. Steel is incurring and will continue to incur facility carrying costs when production capacity is temporarily idled and increased costs as we resume production at idled facilities.

During 2009, U. S. Steel temporarily idled significant production facilities in all three of our segments in response to economic conditions and customer demand. We continue to incur certain facility carrying costs which could not be eliminated even though the facilities were idled, resulting in higher unit production costs for all three segments. For example, during 2009 in our North American Flat-rolled and Tubular segments, we incurred approximately $735 million and $80 million of idled facility costs, respectively. Furthermore, we transferred raw materials to operating locations, and delayed discretionary repair and maintenance and other expenditures while facilities were temporarily idled to minimize costs and preserve liquidity during the idling period. As we restart facilities, we are incurring increased costs to replenish raw material inventories, prepare the previously idled facilities for operation, perform the required repair and maintenance, complete capital projects and prepare employees to safely return to work and resume production responsibilities.

U. S. Steel may need to substantially increase working capital when market conditions and order levels improve.

As our business deteriorated, we reduced working capital by $1.3 billion in 2009. When market conditions and order levels improve we may have to increase our working capital substantially, as it will take several months for new orders to be translated into cash receipts. In general, availability under our 2007 five-year $750 million revolving credit facility, which was amended and restated in 2009, (Amended Credit Agreement) is limited to a monthly borrowing base of certain eligible domestic inventory and availability under our Receivables Purchase Agreement (RPA) is limited to eligible receivables. We may not have sufficient eligible inventory and receivables to borrow the amounts we need.

U. S. Steel may face increased risks of customer and supplier defaults.

There is an increased risk of insolvency and other credit related issues of our customers and suppliers, including their need to increase working capital as their businesses improve. We believe some of our customers and suppliers may not have sufficient credit available to them, which could delay payments from customers, result in increased customer defaults and cause our suppliers to delay filling, or to be unable to fill, our needs.

U. S. Steel’s joint ventures and other equity investees are also being affected by the current global recession.

U. S. Steel’s joint ventures and other equity affiliates are also engaged in the production of steelmaking raw materials and finishing of flat-rolled and tubular products. As such they face many of the same issues we do. Since these entities are smaller than U. S. Steel, they may have fewer resources available to them to respond to the current global recession.

Risk Factors Concerning the Steel Industry

Steel consumption is highly cyclical, and worldwide overcapacity in the steel industry and the availability of alternative products have resulted in intense competition, which may have an adverse effect on profitability and cash flow, especially during periods of economic weakness.

Steel consumption is highly cyclical and generally follows economic and industrial conditions both worldwide and in regional markets. The steel industry has historically been characterized by excess global supply, which has led to substantial price decreases during periods of economic weakness. Substitute materials are increasingly available for many steel products, which further reduces demand for steel.

Rapidly growing supply in China and other developing economies may grow faster than real demand in those economies, which may result in additional excess worldwide capacity and falling steel prices.

Over the last several years, steel consumption in China and other developing economies has increased at a rapid pace. Steel companies have responded by rapidly increasing steel production capability in those countries and published reports state that further capacity increases are likely. Steel production, especially in China, has expanded rapidly and appears to be well in excess of China’s home market demand. Because China is now the largest worldwide steel producer by a significant margin, any excess Chinese supply could have a major impact on world steel trade and prices if this excess and subsidized production is exported to other markets. Since the Chinese steel industry is largely government owned, it has not been as adversely impacted by the current global recession, and it can make production and sales decisions for non-market reasons.

Increased imports of steel products into North America and Europe could negatively affect steel prices and demand levels and reduce our profitability.

Steel imports to the United States accounted for an estimated 22 percent of the domestic steel market in 2009, 24 percent in 2008 and 22 percent in 2007. Foreign competitors may have lower labor costs, and some are owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions.

Imports of tubular products to the United States increased significantly beginning in 2008. Oil country tubular goods (OCTG) imports accounted for a large share of the growth, as they have more than doubled over 2007 levels. Imports of OCTG from China registered the most dramatic increase as they grew from 900 thousand tons in 2007 to nearly 2.3 million tons in 2008. The U.S. market experienced a surge in tubular imports in the second half of 2008 that resulted in record OCTG inventories by the end of the year, which affected demand in 2009 and is continuing to affect demand in 2010. Chinese imports of seamless standard line and pressure pipe increased by more than 290 percent in the three months after the filing of antidumping and counterveiling duty petitions in September 2009, as compared to the three months prior to the filing.

Imports of flat-rolled steel to Canada accounted for an estimated 35 percent of the Canadian market for flat-rolled steel products in 2009, 24 percent in 2008 and 27 percent in 2007.

Total imports of flat-rolled carbon steel products to the EU27 (the 27 countries currently comprising the European Union (EU)) were 15 percent of the EU market in 2009, 19 percent in 2008 and 17 percent in 2007.

Increases in future levels of imported steel to North America and Europe could reduce future market prices and demand levels for steel products produced in those markets.

Imports into the United States, Canada and the EU have often violated the international trade laws of these jurisdictions. While in some cases U. S. Steel and others have been successful in obtaining relief under these laws, in other circumstances relief has not been received. When received, such relief is generally subject to automatic or discretionary recision or reduction. There can be no assurance that any such relief will be obtained or continued in the future or that such relief as obtained will be adequate.

Limited availability of raw materials and energy may constrain operating levels and reduce profit margins.

U. S. Steel and other steel producers have periodically been faced with problems in obtaining sufficient raw materials and energy in a timely manner due to delays or defaults by suppliers, shortages or transportation problems (such as shortages of barges, ocean vessels, rail cars or trucks, or disruption of rail lines, waterways or natural gas transmission lines), resulting in production curtailments. We do not produce enough coke to meet our global requirements and our coke production capability is likely to decline over the next several years given that some of our existing coke batteries in the United States are approaching the end of their useful lives. As a result, we may be further exposed to risks concerning pricing and availability of coke from third parties. USSE is dependent upon availability of natural gas produced in Russia and transported through Ukraine. USSE experienced natural gas supply curtailments during Russia’s suspension of natural gas shipments to Europe in January 2009. Resulting steel production curtailments and escalated costs have reduced profit margins, and any future curtailments and escalated costs may reduce profit margins.

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

International environmental requirements vary. While standards in the EU, Canada and Japan are generally comparable to U.S. standards, other nations, particularly China, have substantially lesser requirements that may give competitors in such nations a competitive advantage.

Greenhouse gas policies could negatively affect our results of operations and cash flows.

The integrated steel process involves a series of chemical reactions involving carbon that create carbon dioxide (CO2). This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The EU has established greenhouse gas regulations; Canada has published details of a regulatory framework for greenhouse gas emissions; and the United States has passed a bill in the House of Representatives and a bill has been introduced in the Senate. For a discussion of these, see “PART I – Business – Environmental Matters.” We cannot predict the final requirements that may be adopted in the United States and Canada, or the form of future actions that may be taken by the EU; however, such limitations could entail substantial capital expenditures, restrict production, and raise the price of coal and other carbon-based energy sources, which could have a negative effect on results of operations and cash flows. Since mini-mill production does not involve the same chemical reactions as integrated production, mini-mills may have a competitive advantage. Also, since China and many other developing nations have not instituted greenhouse gas regulations, and since past international agreements such as the Kyoto Protocol provided exemptions and lesser standards for developing nations, we may also be at a competitive disadvantage with certain foreign steel producers. Many of our customers in the United States, Canada and Europe may experience similar impacts, which could result in decreased demand for our products.

Risk Factors Concerning U. S. Steel Legacy Obligations

Our retiree health care and retiree life insurance plan costs, most of which are unfunded obligations, and our pension plan costs in North America are higher than those of many of our competitors. These plans create a competitive disadvantage and negatively affect our results of operations and cash flows.

We maintain defined benefit retiree health care and life insurance and defined benefit and defined contribution pension plans covering most of our North American employees and former employees upon their retirement. As of December 31, 2009, approximately 129,000 current employees, retirees and beneficiaries are participating in the plans to receive pension and/or medical benefits. At December 31, 2009, on an accounting basis, U. S. Steel’s retiree medical and life insurance plans were underfunded $2.9 billion and our pension plans were underfunded by $1.7 billion.

Most of our employee benefits are subject to collective bargaining agreements with unionized workforces and will be subject to future negotiations. Minimum contributions to domestic qualified pension plans are controlled under ERISA and other government regulations. Minimum contributions to U. S. Steel Canada (USSC) pension plans are governed by an agreement entered into by Stelco Inc. (Stelco) and the Province of Ontario that U. S. Steel assumed in conjunction with the acquisition of Stelco. This agreement requires defined annual contributions until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation. Substantial cash contributions may be required to fund these benefit plans.

U. S. Steel contributes to a multiemployer plan in the United States covering pensions for USW-represented workers formerly employed by National Steel and workers hired after May 2003. We have legal and contractual requirements for future funding of this plan, which may have a negative effect on our cash flows. The collective bargaining agreements with the USW entered into effective September 1, 2008 (the 2008 CBAs) increased our required contributions to this plan from $1.80 to $2.65 per hour. In addition, funding requirements for participants could increase as a result of any underfunding of this plan.

Total costs for these benefit plans are expected to be approximately $420 million in 2010, a decrease of $40 million from 2009, while cash contributions for these benefit plans are expected to be approximately $570 million in 2010, exclusive of any voluntary contributions we might choose to make.

The turmoil in financial markets during 2008 has led to significant declines in the value of equity investments that are held by the trusts under our pension plans and the trust to pay for retiree health care and life insurance benefits. While some of these losses were recovered in 2009, the 2008 losses have contributed to the underfunded position at December 31, 2009. We may be required or may choose to make substantial contributions to these plans.

Many domestic and international competitors do not provide defined benefit retiree health care and life insurance and pension plans, and other international competitors operate in jurisdictions with government sponsored health care plans that may offer them a cost advantage. Benefit obligations under our plans are not tied to operating rates; therefore, our costs are not expected to decline as a result of the global recession or any other future economic downturns.

We have higher environmental remediation costs than our competitors. This creates a competitive disadvantage and negatively affects our results of operations and cash flows.

U. S. Steel is involved in numerous remediation projects at currently operating facilities, facilities that have been closed or sold to unrelated parties and other sites where material generated by U. S. Steel was deposited. In addition, there are numerous other former operating or disposal sites that could become the subject of remediation. For example, we recorded a charge of $49 million in 2009 in connection with the expanded scope of remediation at our former Geneva Works bringing the total liability for this site to $66 million as of December 31, 2009.

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

Our steel production depends on the operation of critical pieces of equipment, such as blast furnaces, casters and hot strip mills. It is possible that we could experience prolonged periods of reduced production due to equipment failures at our facilities or those of our key suppliers. It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents and severe weather conditions. Production at USSE was curtailed in January 2009 due to the suspension of natural gas deliveries to Europe from Russia transported through Ukraine and we remain vulnerable to this risk. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions (such as shortages of barges, ocean vessels, rail cars or trucks, or unavailability of rail lines or of locks on the Great Lakes or other bodies of water). To the extent that lost production could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and our unit production costs could be adversely affected.

We may be adversely impacted by volatility in prices for raw materials, energy, and steel.

Approximately 60 percent of U. S. Steel’s Flat-rolled segment sales in the United States are based on sales contracts with volume commitments and durations of at least one quarter, while lesser percentages of Tubular and USSE segment sales are made pursuant to such contacts. These contracts generally have a fixed price or a price that will fluctuate with changes in a defined index and do not always have firm volume commitments. During periods of rapid escalation of raw materials, energy and other costs such as was experienced in 2008, U. S. Steel may not be able to recover these cost increases from customers with existing fixed price agreements. Conversely, some purchase contracts require annual commitments and in periods of rapid decline, such as 2009, U. S. Steel may be faced with having agreed to purchase raw materials and energy at prices that are above the then current market price or in greater volumes than required. If steel prices decline, our profit margins on market-based indexed contracts and spot business will be reduced.

Declines in the production levels of our major customers could have an adverse effect on our financial position, results of operations and cash flow.

Our Flat-rolled and USSE segments sell to the automotive, service center, converter, appliance and construction-related industries, all of which reported substantially lower customer demand in 2009 due to the ongoing global recession. Prices for both oil and natural gas have fallen dramatically from their 2008 levels, leading to a reduction in oil and gas exploration and development, which in turn has resulted in lower customer demand for our Tubular segment. The duration of the recession and the trajectory of the recovery for these industries may have a significant impact on U. S. Steel.

The terms of our indebtedness contain provisions that may limit our flexibility.

The Amended Credit Agreement is now secured by a lien on a majority of our domestic inventory and certain of our accounts receivable and includes a fixed charge coverage ratio covenant that applies when availability under the Amended Credit Agreement is less than $112.5 million. Because the Amended Credit Agreement was undrawn throughout 2009, this covenant was not applicable, but based on the four quarters ended December 31, 2009, we would not have met this covenant. The value or levels of inventory may decrease or we may not be able to meet this covenant in the future, and either or both of these situations would limit our ability to borrow under the Amended Credit Agreement. We also amended our $500 million RPA, which among other things increased pricing, reserve factors and percentages; changed the definition of Eligible Receivables, which resulted in an increase in the amount of our receivables ineligible for purchase; and added a change of control provision. Reductions in accounts receivable would limit our ability to sell receivables.

In general, availability under the Amended Credit Agreement is limited to a monthly borrowing base for certain eligible domestic inventory. Further inventory reductions could limit availability to less than the potential $750 million. If availability under the Amended Credit Agreement falls below the greater of 15 percent of the total aggregate commitments and $112.5 million, we would also be subject to a fixed charge coverage ratio covenant. This may be a particular problem when market conditions and order levels improve and U. S. Steel needs the liquidity to rebuild working capital. We have granted the lenders under the Amended Credit Agreement a secured position in our most liquid assets, which may be a detriment to other creditors.

The Amended Credit Agreement, our Senior Convertible Notes issued in 2009 and our $1.6 billion of Senior Notes issued in 2007 also contain covenants restricting our ability to create liens and engage in sale-leasebacks. Additionally, the repayment of amounts outstanding under the Amended Credit Agreement and repurchase of the Senior Convertible Notes and Senior Notes is required upon a change of control under specified circumstances, as well as other customary provisions. The Amended Credit Agreement, the Senior Convertible Notes and the RPA have provisions that certain defaults under a material debt obligation could cause a default under the Amended Credit Agreement or the Senior Convertible Notes or termination of the RPA. These terms may affect our liquidity, our ability to operate our business and may limit our ability to take advantage of potential business opportunities.

Rating agencies may downgrade our credit ratings, which would make it more difficult for us to raise capital and would increase our financial costs.

All three major ratings agencies have downgraded the ratings assigned to our senior unsecured debt in the last year. This has caused increases in borrowing costs under our credit facilities. We have been required to and may be forced to provide additional collateral or financial assurance for environmental closure and other presently unsecured obligations. These and any future downgrades in our credit ratings may make raising capital more difficult, may increase the cost and affect the terms of future borrowings, may affect the terms under which we purchase goods and services and may limit our ability to take advantage of potential business opportunities.

“Change in control” clauses in our financial and labor agreements grant the other parties to those agreements rights to accelerate obligations and to terminate or extend our labor agreements.

Upon the occurrence of “change in control” events specified in our Senior Notes, Amended Credit Agreement, Senior Convertible Notes and various other contracts and leases, the holders of our indebtedness may require us to immediately repurchase or repay that debt on less than favorable terms. Additionally, the 2008 CBAs give the USW the right to either terminate or extend the collective bargaining agreements for an additional four years.

A “change of control” is generally defined to include any of the following: (a) the acquisition by a person or group of at least 35 percent of our common stock, (b) a merger in which holders of our common stock own less than a majority of the equity in the resulting entity, or (c) replacement of a majority of the members of our Board of Directors by persons who were not nominated by our current directors.

Our operations expose us to uncertainties and risks in the countries in which we operate, which could negatively affect our results of operations and cash flows.

Our U.S. operations are subject to economic conditions and political factors in the United States, which if changed could negatively affect our results of operations and cash flow. Political factors include, but are not limited to, taxation, inflation, increased regulation, limitations on exports of energy and raw materials, and trade remedies. Actions taken by the U.S. government could affect our results of operations and cash flow. For example, certain health care reform proposals could increase the cost of our health insurance plans for active employees and retirees and negatively affect our results of operations and cash flows.

USSK, located in Slovakia, USSS, located in Serbia, and USSC, located in Canada, constitute 39 percent of our global raw steel production capability. All of them are subject to economic conditions and political factors in the countries in which they are located, and USSK is additionally subject to economic conditions and political factors associated with the EU and the euro currency. Changes in any of these economic conditions or political factors could negatively affect our results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, government instability, civil unrest, increased regulation and quotas, tariffs and other protectionist measures.

Any future foreign acquisitions could expose us to similar risks.

We are subject to significant foreign currency risks, which could negatively impact our profitability and cash flows.

Our foreign operations accounted for approximately 30 percent of our net sales in 2009. The financial condition and results of operations of USSK, USSS and USSC are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The appreciation of the U.S. dollar against these foreign currencies could have a negative impact on our consolidated results of operations.

In addition, the acquisition of USSC was funded from the United States, as well as through the reinvestment of undistributed foreign earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can have a non-cash impact on income when they are remeasured at the end of each quarter. An $892 million U.S. dollar-denominated intercompany loan from a U.S. subsidiary to a European subsidiary was the primary exposure at December 31, 2009.

Any future foreign acquisitions would expose us to similar risks.

Our business requires substantial expenditures for debt service, obligations, capital investment, operating leases and maintenance that we may be unable to fund.

With $3,364 million of debt outstanding as of December 31, 2009, we have significant debt service requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2009, total capital expenditures were $3.3 billion. At December 31, 2009, our contractual commitments to acquire property, plant and equipment totaled $152 million and we were obligated to make aggregate lease payments of $173 million under operating leases.

In addition to capital expenditures and lease payments, we spend significant amounts for maintenance of raw material, steelmaking and steel-finishing facilities.

As of December 31, 2009, we had contingent obligations consisting of indemnity obligations under active surety bonds, trusts and letters of credit totaling approximately $173 million, operating lease obligations of approximately $26 million that may be declared immediately due and payable in the event of a bankruptcy of Marathon Oil Corporation, and unconditional purchase obligations, including “take or pay” arrangements, totalling approximately $11.5 billion.

Our business may not generate sufficient operating cash flow or external financing sources may not be available in amounts sufficient, to enable us to service or refinance our indebtedness or to fund other liquidity needs. The limitations under our Amended Credit Agreement and RPA, described above, may limit our availability to draw upon these facilities. We intend indefinitely to reinvest undistributed foreign earnings outside the United States; however, if we need to repatriate funds in the future to satisfy our liquidity needs, the tax consequences would reduce income and cash flow.

U. S. Steel is exposed to uninsured losses.

Our insurance coverage against catastrophic casualty and business interruption exposures contains certain common exclusions, substantial deductibles and self insured retentions.

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

We are at risk of labor stoppages.

The collective bargaining agreement covering the Lake Erie Works expired in July 2009 and there has been a work stoppage since that time. The collective bargaining agreement at the Hamilton Works expires in July 2010, and we may not enter into a successor agreement prior to that time.

There are risks associated with past acquisitions, as well as any acquisitions we may make in the future.

Our acquisitions of Lone Star Technologies, Inc. (Lone Star) and Stelco created goodwill on our balance sheet which totaled $1.7 billion as of December 31, 2009, and which exposes us to the risk of future impairment charges. Our Flat-rolled reporting unit was allocated goodwill from the Stelco and Lone Star acquisitions in 2007 and our Texas Operations reporting unit, which is part of our Tubular operating segment, was allocated goodwill from the Lone Star acquisition. Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. Fair value is determined based on consideration of the income, market and cost approaches as applicable in accordance with the guidance in Accounting Standards Codification (ASC) Topic 820.

If business conditions deteriorate or other factors have an adverse effect on our estimates of discounted future cash flows or compound annual growth rate, future tests of goodwill impairment may result in an impairment charge. The assumptions used will have a large impact on the conclusions reached in future tests. As of

December 31, 2009, the Flat-rolled and Texas Operations reporting units have $876 million and $849 million of goodwill, respectively. The 2009 annual goodwill impairment test showed that the estimated fair values of our Flat-rolled and Texas Operations reporting units exceeded their carrying values by approximately $1.0 billion and $234 million, respectively. A 50 basis point increase in the discount rate, a critical assumption in which even a minor change can have a significant impact on the estimated fair value of the reporting unit, would decrease the fair value of the Flat-rolled and Texas Operations reporting units by $676 million and $112 million, respectively.

The Lone Star acquisition increased our tubular production capacity by more than 50 percent and the Stelco acquisition increased our North American steelmaking capability by 25 percent, thereby increasing our exposure to cyclical downturns in historically cyclical industries such as oil and gas, service center, conversion, automotive, construction and appliance.

The success of any future acquisitions will depend substantially on the accuracy of our analysis concerning such businesses and our ability to complete such acquisitions on favorable terms, to finance such acquisitions and to integrate the acquired operations successfully with existing operations. If we are unable to integrate new operations successfully, our financial results and business reputation could suffer. Our acquisitions in 2007 involved purchase prices significantly higher than the prices we paid for our acquisitions in 2003. Such prices will make it more difficult to achieve adequate financial returns. Additional risks associated with acquisitions are the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience. International acquisitions may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations and countries. Antitrust and similar laws in foreign jurisdictions may prevent us from completing acquisitions.

There are risks associated with existing and potential tax law and accounting requirements.

In accordance with ASC Topic 740, we have not recognized a tax benefit for pre-tax losses in jurisdictions where we have recorded a full valuation allowance for accounting purposes. As a result, the pre-tax losses associated with USSS and USSC do not provide any tax benefit for accounting purposes. Significant changes in the mix of pre-tax results among the jurisdictions in which we operate could have a material impact on our effective tax rate.

President Obama’s administration has proposed significant changes to U.S. tax law. Some of the proposed changes, such as the repeal of the last-in first-out (LIFO) inventory cost method, could negatively affect our profitability and cash flow if they are enacted.

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

Approximately 570 of U. S. Steel’s North American-based non-represented employees retired in 2009 as part of a voluntary early retirement program and a significant number of those remaining are or will be eligible for retirement over the next several years.

Over the last few years we had intensified our recruitment, training and retention efforts so that we may continue to optimally staff our operations, but we instituted a freeze on hiring in early 2009 in response to the global economic recession. If we are unable to hire sufficient qualified replacements for those leaving, our future performance may be adversely impacted. With respect to our represented employees, we may be adversely impacted by the loss of employees who retired or obtained other employment during the time they were laid off or subject to a work stoppage such as currently exists at Lake Erie Works.

The cost reduction actions taken in 2009 increased the number of personnel and organization changes and may increase the risk of internal control failures.

We may experience difficulties implementing our enterprise resource planning (ERP) system.

We are currently implementing an ERP system to help us operate more efficiently. This is a complex project, which is expected to be implemented in several phases over the next several years. We may not be able to successfully implement the ERP program without experiencing difficulties. In addition, the expected benefits of implementing the ERP system may not be realized or the costs of implementation may outweigh the realized benefits. We extended the implementation schedule in early 2009 to reduce near-term costs. This action will delay the realization of benefits from this project and may add to final project costs.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following tables list U. S. Steel’s main properties, their locations and their products and services:

North American Operations

Property	Location	Products and Services
Gary Works	Gary, Indiana	Slabs; Sheets; Tin mill; Strip mill plate; Coke
Midwest Plant	Portage, Indiana	Sheets; Tin mill
East Chicago Tin	East Chicago, Indiana	Tin mill
Great Lakes Works	Ecorse and River Rouge, Michigan	Slabs; Sheets
Mon Valley Works
Irvin Plant	West Mifflin, Pennsylvania	Sheets
Edgar Thomson Plant	Braddock, Pennsylvania	Slabs
Fairless Plant	Fairless Hills, Pennsylvania	Galvanized sheets
Clairton Plant	Clairton, Pennsylvania	Coke
Granite City Works	Granite City, Illinois	Slabs; Sheets; Coke
Lake Erie Works	Nanticoke, Ontario, Canada	Slabs; Sheets; Coke
Hamilton Works	Hamilton, Ontario, Canada	Slabs; Sheets; Coke; Bars
Fairfield Works	Fairfield, Alabama	Slabs; Rounds; Sheets; Seamless Tubular
USS-POSCO Industries(a)	Pittsburg, California	Sheets; Tin mill
PRO-TEC Coating Company(a)	Leipsic, Ohio	Galvanized sheets
Double Eagle Steel Coating Company(a)	Dearborn, Michigan	Galvanized sheets
Double G Coatings Company, L.P.(a)	Jackson, Mississippi	Galvanized and Galvalume® sheets
Worthington Specialty Processing(a)	Jackson, Canton and Taylor, Michigan	Steel processing
Feralloy Processing Company(a)	Portage, Indiana	Steel processing
Chrome Deposit Corporation(a)	Various	Roll processing
Acero Prime, S.R.L. de C.V.(a)	San Luis Potosi and Ramos Arizpe, Mexico	Steel processing; Warehousing
Baycoat Limited Partnership(a)	Hamilton, Ontario, Canada	Steel processing
D.C. Chrome Limited(a)	Stony Creek, Ontario, Canada	Roll processing
Lorain Tubular Operations	Lorain, Ohio	Seamless Tubular
Texas Operations	Lone Star, Texas	Welded Tubular
Bellville Operations	Bellville, Texas	Welded Tubular
Wheeling Machine Products	Pine Bluff, Arkansas and Hughes Springs and Houston, Texas	Tubular couplings
Tubular Processing Services	Houston, Texas	Tubular processing
Tubular Threading and Inspection Services	Houston, Texas	Tubular threading, inspection and storage services
Fintube Technologies, Inc.	Tulsa, Oklahoma and Monterrey, Mexico	Specialty Welded Tubular
United Spiral Pipe, LLC(a)	Pittsburg, California	Spiral Welded Tubular
Minntac iron ore operations	Mt. Iron, Minnesota	Iron ore pellets
Keetac iron ore operations	Keewatin, Minnesota	Iron ore pellets
Hibbing Taconite Company(a)	Hibbing, Minnesota	Iron ore pellets
Tilden Mining Company(a)	Ishpeming, Michigan	Iron ore pellets
Transtar	Alabama, Indiana, Michigan, Ohio, Pennsylvania, Texas	Transportation services (railroad and barge operations)
(a)	Equity investee

Other Operations
Property	Location	Products and Services
U. S. Steel Košice	Košice, Slovakia	Slabs; Sheets; Tin mill; Strip mill plate; Tubular; Coke; Radiators; Refractories
U. S. Steel Serbia	Smederevo, Sabac and Kucevo, Serbia	Slabs; Sheets; Tin mill; Strip mill plate; Limestone
Apolo Tubulars S.A.(a)	Lorena, Sao Paulo, Brazil	Welded Tubular
(a)	Equity investee

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

The caster facility at Fairfield, Alabama is subject to a lease. The final lease payment is due in December 2012 and the lease term expires in June 2013, subject to additional extensions. A coke battery at Clairton, Pennsylvania is subject to a lease through 2012, at which time title will pass to U. S. Steel. At the Midwest Plant in Indiana, U. S. Steel has a supply agreement for various utility services with a company which owns a cogeneration facility located on U. S. Steel property. The Midwest Plant agreement expires in 2013. The headquarters office space in Pittsburgh, Pennsylvania used by U. S. Steel is leased through 2018.

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Note 12 to the Financial Statements.

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

General Litigation

In March 2008, the Indiana Court of Appeals reversed a previous decision of the Indiana Utilitites Regulatory Commission involving a rate escalation provision in U. S. Steel’s electric power supply contract with Northern Indiana Public Service Company and a reserve of $45 million related to prior year effects was established in the first quarter of 2008. In June 2009, the Indiana Supreme Court overruled the Court of Appeals, and we reversed the reserve related to this litigation.

In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases are filed as class actions and claim treble damages for the period 2005 to present, but do not allege any damage amounts. U. S. Steel is vigorously defending these lawsuits and does not believe that it has any liability regarding these matters.

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

Asbestos Litigation

As of December 31, 2009, U. S. Steel was a defendant in approximately 440 active cases involving approximately 3,040 plaintiffs. At December 31, 2008, U. S. Steel was a defendant in approximately 450 active cases involving approximately 3,050 plaintiffs. During 2009, settlements and dismissals resulted in the disposition of approximately 200 claims and U. S. Steel paid approximately $7 million in settlements. New filings added approximately 190 claims.

Almost 2,560, or approximately 84 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2009, 2008 and 2007 involve individual or small groups of claimants.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 210 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The following table shows activity with respect to asbestos litigation:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
2007	3,700	1,230	530	3,000	$9
2008	3,000	400	450	3,050	$13
2009	3,050	200	190	3,040	$7

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

Environmental Proceedings

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2009, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

At December 31, 2009, U. S. Steel had been identified as a PRP at a total of 31 CERCLA sites where liability is not resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for cleanup and remediation costs will be between $1 million and $5 million for 3 of these sites, will be between $100,000 and $1 million per site for 8 of these sites, and will be under $100,000 per site for 9 of these sites. At 2 other sites, management estimates U. S. Steel’s share in the future cleanup costs to be $32 million, although it is not possible to accurately predict the amount of final allocation of such costs. One site is known as the Municipal & Industrial Disposal Co. site in Elizabeth, Pennsylvania. In October 1991, the Pennsylvania Department of Environmental Resources placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation, which was issued in 1997. U. S. Steel and the Pennsylvania Department of Environmental Protection (PADEP) signed a Consent Order and Agreement on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. In 2003 the Consent Order and Agreement became final. U. S. Steel has completed the remedial design for this site and it is being reviewed by PADEP. The other site is the former Duluth Works, which was listed by the Minnesota Pollution Control Agency (MPCA) under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The U.S. Environmental Protection Agency (EPA) has included the Duluth Works site with the St. Louis River Interlake Duluth Tar site on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel has prepared a conceptual habitat enhancement plan (HEP) that includes measures to address contaminated sediments in the St. Louis River Estuary. MPCA (on behalf of EPA) has completed its second five-year review for the site. As a result, additional data collection will be required to address data gaps identified in the five-year review and corrective measures will be required to address the recently discovered areas of contamination on the upland property. Study, investigation and oversight costs along with implementation of corrective measures on the upland property and implementation of the HEP are currently estimated at $26 million.

In addition, there are 9 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.

Other Remediation Activities

There are 45 additional sites where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 12 of these sites will be under $100,000 per site, another 18 sites have potential costs between $100,000 and $1 million per site, and 8 sites may involve remediation costs between $1 million and $5 million per site. As described below, costs for remediation, investigation, restoration or compensation are estimated to be in excess of $5 million per site at 4 sites and in excess of $10 million per site at 1 sites. Potential costs associated with remediation at the remaining three sites are not presently determinable.

Gary Works

On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. As of December 31, 2009, project costs have amounted to $60 million. U. S. Steel completed additional dredging in 2007, and submitted a Dredge Completion Report to EPA in May 2008. Although further dredging is not expected, $1.0 million is accrued for possible additional work that may be required to complete the project and obtain EPA approval. The Corrective Action Management Unit (CAMU) which received dredged materials from the Grand Calumet River could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to an Administrative Order on Consent (1998) for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $872,000 through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel, following EPA approval of the Dredge Completion Report, will pay the public trustees $1.0 million for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $835,000. In total, the accrued liability for the above projects based on the estimated remaining costs was $3.7 million at December 31, 2009.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a closure plan to the Indiana Department of Environmental Management (IDEM) for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a Solid Waste Management Unit (SWMU) under corrective action. In addition, U. S. Steel has submitted a revised closure plan for T2 and separate closure plans for D5 and the TTP Area. IDEM approved the closure plans for D5 and T2 on October 15, 2009 and December 1, 2009 respectively. Implementation of both plans is expected to begin in 2010. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring prior to closure is $5.8 million for D5 and TTP, $3.1 million for T2 and $10.9 million for D2 including a portion of the Refuse Area, as of December 31, 2009.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Four self-implementing interim measures have been completed. Through December 31, 2009, U. S. Steel had spent approximately $31.2 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel has submitted a proposal to EPA seeking approval for a perimeter groundwater monitoring plan and is developing a proposal for a corrective measure to address impacted sediments in the West Grand Calumet Lagoon. In addition, U. S. Steel has submitted a sampling and analysis plan for the Solid Waste Management Areas east of the Vessel Slip Turning Basin, and a portion of the sediments behind the East Breakwall. U. S. Steel has begun operation of a full scale groundwater treatment system approved by EPA as a Self-Implementing Stabilization Measure to address benzene impacted groundwater east of the vessel slip, and continues to operate a seasonal groundwater treatment system near the coke plant. The costs for the above mentioned activities are estimated to be $15.1 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement corrective measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the corrective measures for soil contamination to be approximately $3.5 million. Closure costs for the CAMU are estimated to be an additional $6.1 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was $24.7 million as of December 31, 2009, based on the estimated remaining costs.

In October 1996, U. S. Steel was notified by IDEM, acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. U. S. Steel agreed to pay to the public trustees $20.5 million over a five-year period for restoration costs, plus $1.0 million in assessment costs. A Consent Decree memorializing this settlement was entered on the record by the court and thereafter became effective April 1, 2005. U. S. Steel has paid our entire share of the assessment costs and the restoration costs to the public trustees.

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

On July 3, 2008, EPA Region V issued a Notice of Violation/Finding of Violation (NOV/FOV) alleging violations resulting from a multi-media inspection conducted in May 2007 and subsequent information collection requests pursuant to Section 114 of the Clean Air Act. These alleged violations include those currently being prosecuted by IDEM that are identified above. Other alleged violations include the reline of No. 4 Blast Furnace in 1990 without a New Source Review/Prevention of Significant Deterioration permit, and opacity limit excursions from hot iron transfer cars, slag skimming, slag pits, and the blast furnace casting house. The NOV/FOV also alleges violations relating to hydrochloric acid pickling, blast furnace relief valves and blast furnace flares. While a penalty demand is expected, EPA Region V has not yet made such a demand. Since issuing the NOV/FOV, EPA Region V has issued additional Section 114 information requests to Gary Works. U. S. Steel has responded to the requests and is currently negotiating resolution of the NOV/FOV and other request issues with EPA Region V and IDEM. EPA has indicated that it has referred the matter to the Department of Justice

On February 18, 2009, U. S. Steel received a letter from IDEM alleging that Gary Works was culpable for an ambient air quality exceedance for PM10 at the IITRI Monitoring Site. U. S. Steel responded to the letter on March 13, 2009. U. S. Steel met with IDEM on April 28, 2009 to resolve the issue. If Gary Works is determined to be culpable, U. S. Steel may be required to install and maintain two additional on-site PM10 monitoring stations per the December 2006 Air Agreed Order. U. S. Steel continues to discuss the matter with IDEM.

On April 13, 2009, Gary Works received a Notice of Violation from EPA Region 5 for alleged violations for New Source Review for reline of No. 13/14 during 2004-2005. U. S. Steel continues to meet with IDEM and EPA to negotiate resolution of the NOV. EPA has indicated that it has referred the matter to the Department of Justice.

On August 20, 2009. Gary Works received an NOV and proposed Order alleging that Gary Works violated its NOx Trading Budget Allocations in 2006 ozone season. IDEM orginally proposed a penalty of $87,500. Because Gary Works corrected the error from its own allocations and no excess emissions occurred as a result of the NOx accounting error, IDEM agreed to reduce the penalty to $35,000. U. S. Steel verbally agreed to the reduced penalty and is currently drafting an Agreed Order with IDEM.

Mon Valley Works

On March 17, 2008, U. S. Steel entered a Consent Order and Agreement (COA) with the Allegheny County Health Department (ACHD) to resolve alleged opacity limitation and pushing and traveling violations from older coke oven batteries at its Clairton Plant and to resolve alleged opacity violations from its Edgar Thomson Plant. The COA required U. S. Steel to pay a civil penalty of $301,800 to resolve past alleged violations addressed by the COA. U. S. Steel paid the civil penalty on March 25, 2008. The COA requires U. S. Steel to conduct interim repairs on existing batteries and make improvements at the Ladle Metallurgical Facility and Steelmaking Shop at the Edgar Thomson Plant. The COA also requires that Batteries 7, 8 and 9 be shutdown by January 24, 2013 and Batteries 1, 2 and 3 be shutdown by August 11, 2015. Batteries 7 through 9 were shutdown in April 2009. We are repairing existing Batteries 19 and 20 and we continue to evaluate plans to construct new coke batteries at the Clairton Plant. U. S. Steel is also making upgrades at its Edgar Thomson Plant that would reduce emissions.

On September 3, 2009, U. S. Steel Mon Valley Clairton Works incurred a catastrophic failure of its Desulfurization Plant. Because of this event, the Clairton, Edgar Thomson, and Irvin plants have exceeded their sulfur limit for air emissions when burning coke oven gas. The Desulfurization Plant was inoperable from September 3, 2009 through the remainder of 2009. U. S. Steel has provided the regulatory agencies with reports and updates. While no NOV has been issued to date, the Allegheny County Health Department has verbally indicated that it intends to issue a violation notice regarding the inability to desulfuirze the coke oven gas to meet the sulfur loading limits.

On October 8, 2009, Mon Valley Clairton Works received a NOV from ACHD alleging that Clairton Works was culpable for hydrogen sulfide (H2S) Pennsylvania ambient air quality standard exceedances. The NOV requires U. S. Steel to submit a plan with milestones to reduce and minimize fugitive emissions of coke oven gas from the coke producing operations at Clairton including identification of coke oven gas emission sources and method of improved emission prevention and control. While U. S. Steel appealed the NOV on October 16, 2009, U. S. Steel submitted an Action Plan to ACHD that was required by the NOV. U. S. Steel and ACHD have performed H2S modeling and are in the process of evaluating all potential sources of H2S in the area. U. S. Steel and ACHD continue to meet and discuss resolution.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After the acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. The cost to close the East Side SWMU is expected to be $4.0 million and was recorded as an accrued liability as of December 31, 2009.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $617,000. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See Note 28 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel paid a civil penalty of $1.0 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. ADEM is currently reviewing the Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $787,000. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In 2006, U. S. Steel completed the remediation of Upper Opossum Creek at a cost of $2.95 million, with a remaining contingency of $18,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. In 2007, U. S. Steel completed the remediation of approximately two acres of land at the former Ensley coke plant. As of December 31, 2009, costs to complete the remediation of this area have amounted to $1.3 million. An additional $49,000 remains accrued for project contingencies at Ensley with an additional $65,000 accrued for the contiguous properties. In total, the accrued liability for the projects described above was $1.0 million as of December 31, 2009, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See Note 28 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (Ohio EPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. Those discussions resulted in the identification of ten SWMUs and three Areas of Concern (AOC) requiring further investigation and evaluation. In addition, U. S. Steel notified Ohio EPA in August 2009 of an additional SWMU based upon its’ field observations and a preliminary assessment. Currently, U. S. Steel is implementing a Phase I RFI on the identified SWMUs and AOCs. As of December 31, 2009, U. S. Steel has spent $223,000 on studies at this site. Costs to complete additional studies are estimated to be $547,000. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See Note 28 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Great Lakes Works

On January 6, 2006, U. S. Steel received a proposed administrative consent order from the Michigan Department of Environmental Quality (MDEQ) that alleged violations of NPDES permits at the Great Lakes Works facility. On February 13, 2007, MDEQ and U. S. Steel agreed to a revised Administrative Consent Order that resolves this matter. As required by the Administrative Consent Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identifies certain compliance actions that address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. One of the compliance actions addresses three river basins along the Detroit River and U. S. Steel has completed the corrective measure necessary to remove historical basin sediments from these areas. As of December 31, 2009, $1.8 million had been spent on the project. In addition, $161,000 remains accrued for possible additional requirements to obtain MDEQ approval. Another compliance action includes modifications to the Cold Mill Wastewater Treatment Plant where U. S. Steel has agreed to rehabilitate four clarifiers and two wastewater conveyance pipelines, upgrade the computer control system and evaluate other potential improvements of this system. The vast majority of the elements of this project have been completed at a cost of $8.8 million and U. S. Steel anticipates spending an additional $110,000 most of which will be capitalized. Costs to complete the few remaining compliance actions are presently not determinable.

On October 5, 2009, after an inspection of Great Lakes Works and receiving responses to its 114 Request, as part of EPA Region V’s regional enforcement initiative, U. S. Steel received an NOV/FOV from EPA Region V alleging that Great Lakes Works violated casthouse roof monitor and baghouse opacity limits; slag pit opacity limits; Basic Oxygen Process roof monitor opacity limits; and certain permit recordkeeping and parametric monitoring requirements. Great Lakes Works has met with EPA regarding the alleged violations and continues to negotiate resolution of the matter. EPA advised U. S. Steel that it has referred the matter to the DOJ.

Granite City Works

U. S. Steel received two NOVs, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop at our Granite City Works facility. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. On September 14, 2005, the Illinois Attorney General filed a complaint in the Madison County Circuit Court, titled People of the State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation, which included the issues raised in the two NOVs. In December 2006, IEPA added to its complaint by adding a release of coke oven gas in February 2006. In October 2007, the Court entered a Second Supplemental Complaint in which IEPA added alleged violations regarding excessive opacity emissions from the blast furnace, and incorrect sulfur dioxide (SO2) emission factors regarding blast furnace gas emissions. On December 18, 2007, U. S. Steel entered into a Consent Order with the Illinois Attorney General and IEPA that resolved the Complaint, as supplemented. The Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Order; and (4) submit to IEPA a revised permit application with the correct SO2 emission factors, which U. S. Steel submitted in January 2008. On September 30, 2008, U. S. Steel submitted a revised BOF Compliance Schedule and requested to modify the Order consistent with the revised BOF Compliance Schedule. U. S. Steel is currently negotiating with IEPA and the Illinois Attorney General as to what upgrades at the BOF will precede the compliance demonstration. U. S. Steel met with the Illinois Attorney General and IEPA on June 11, 2009 to discuss the BOF Compliance Plan and Schedule. While the meeting was productive, the compliance demonstration deadline for the BOF remains indefinitely postponed by agreement of the parties.

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

On February 2, 2009, U. S. Steel received an NOV from IEPA alleging approximately 16 separate violations. Specifically, IEPA alleged that Granite City Works: inappropriately charged a battery while off the collecting mains because of (1) damaged coke guides on one occasion and (2) derailment of the pushing control system on two occasions; failed to perform some monthly and quarterly inspections required by Iron & Steel Maximum Achievable Control Technology (MACT) standards or Coke MACT standards; failed to initiate repairs within 30 days after recording that the baffles on the quench tower were damaged on the monthly inspection report; failed to adequately wash the baffles on the quench tower per the MACT standard; inappropriately used the emergency pour station at the BOP during routine, non-emergency maintenance; failed to sufficiently apply a wetting agent to the slag from BF-A to minimize fugitive emissions while loading trucks and failed to update and properly implement its Fugitive Dust Program. U. S. Steel provided a written response to IEPA on March 18, 2009 and met with IEPA on April 8, 2009 to resolve the issues identified in the NOV. U. S. Steel supplemented its response on April 29, 2009. IEPA has not made any penalty demand to date. Resolution of the issues identified in the NOV continues to be negotiated with IEPA. On November 16, 2009, Granite City Works received a notice of intent to pursue legal action regarding the alleged violations from IEPA. U. S. Steel last met with IEPA on December 8, 2009 to discuss resolution.

On March 17, 2009, U. S. Steel received an NOV from IEPA alleging the following at Granite City Works: door leaks from B Battery; volatile organic compounds from pressure relief valves from gas blanketing tank; coke by products process unit and information (lacking); failure to report retagging project for benzene in service equipment; and failure to maintain records for benzene in service equipment repairs. U. S. Steel responded to the NOV on May 8, 2009, and met with IEPA regarding the issues identified in the NOV on June 9, 2009. IEPA has not made a penalty demand to date. Resolution of the issues identified in the NOV continues to be negotiated with IEPA. On November 16, 2009, Granite City Works received a notice of intent to pursue legal action regarding the alleged violations from IEPA. U. S. Steel last met with IEPA on December 8, 2009 to discuss resolution.

In late January 2009, Granite City Works exceeded its natural gas usage and corresponding emission limits for 2008 at designated combustion units, including boilers and ladle drying. A notification letter was submitted to IEPA by U. S. Steel on January 30, 2009. Per U. S. Steel’s January 30, 2009 correspondence, U. S. Steel provided a Compliance Plan regarding fuel use and fuel balance to IEPA on February 28, 2009. IEPA has not responded to the self-reported violations or made any penalty demand.

On October 5, 2009, after an inspection of Granite City Works and receiving responses to its 114 Request, as part of EPA Region V’s regional enforcement initiative, U. S. Steel received an NOV/FOV from EPA Region V alleging that Granite City Works: failed to apply for an obtain a Prevention of Signficant Deterioration/New Source Review permit for the 1994 B Blast Furnace reline (while the furnace was owned by National Steel Corporation); exceeded BOP roof monitor opacity limits, exceeded blast furnace casthouse roof monitor opacity limits; and failed to complete certain permit recordkeeping and parameteric monitoring requirements. Granite City Works has met with EPA regarding the alleged violations and continues to negotiate resolution of the matter. EPA advised U. S. Steel that it has referred the matter to the Department of Justice.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an asset sales agreement and a permit issued by the Utah Department of Environmental Quality. U. S. Steel developed work plans and completed remediation on certain areas of the site. Having completed the invesigation on a majority of remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel has recorded a liability of $66 million as of December 2009, for our estimated share of the remaining costs of remediation, including the construction, waste management, closure and post closure of a CAMU.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidaries of U. S. Steel and POSCO Industries, corrective measures have been implemented for the majority of the former SWMUs. Seven SWMUs remain at the facility, five of which require further remediation. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and U. S. Steel retained responsibility for the existing environmental conditions. Two SWMUs may not require further action pending a No Further Action decision by the California Department of Toxic Substances Control (DTSC). Of the five SWMUs requiring remediation, U. S. Steel is nearing completion of investigatory work which will result in engineered remedies for two SWMUs. These SWMUs include the impacted ground water at the former wire mill, and the coal tar pitch impacted soils near the old foundry building. U. S. Steel is continuing discussions with the DTSC regarding additional corrective measures that may be required at the three remaining SWMUs within the facility. Arsenic impacted soils and groundwater have been delineated at these three SWMUs. While it is likely that corrective measures will be required at these SWMUs, it is not possible at this time to define a scope or estimate costs for what may be required by DTSC. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See Note 28 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Other

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order to conduct an investigation and develop remediation alternatives. Implementation of the preferred remedy was essentially completed in late 2007. The respondents are finalizing the Removal Action Summary report by addressing some minor site maintenance issues, deed restrictions and operating and maintenance plans for approval by KDHE. U. S. Steel and SSB continue to work with KDHE to address site maintenance issues. At December 31, 2009, an accrual of $121,000 remains available for these project contingencies.

On January 23, 2006, Kansas Department of Health and Environment KDHE sent a letter to U. S. Steel requesting that U. S. Steel address a former zinc smelter site in Girard, Kansas. U. S. Steel completed a site investigation, and submitted a Corrective Action Study (CAS) necessary to address the impacted soils at this site. KDHE approved the CAS on November 17, 2009. In addition, a Consent Agreement and Final Order, through which the remediation will be conducted, remains to be negotiated with KDHE. At December 31, 2009, U. S. Steel has an accrued liability of $1 million to complete the investigation and conduct the remedial measure as proposed in the CAS.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel, Lubrizol and ExxonMobil are the largest PRPs at the site and have agreed to equally share costs for investigating the site, making U. S. Steel’s share 33 1/3 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. On December 10, 2009, pursuant to the Texas Solid Waste Disposal Act, The Cox Road Group (comprised of U. S. Steel, Lubrizol and ExxonMobil) filed a contribution/cost of recovery action against apporximately 50 parties in Liberty County, Texas. Implementation of remedial measures is expected to be initiated in 2010. The accrued liability to complete U. S. Steel’s one-third portion of the site investigations and implement the remedial measure was $1.8 million as of December 31, 2009.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of U. S. Steel and their ages as of February 1, 2010, are as follows:

Name	Age	Title	Executive Officer Since
George F. Babcoke	53	Senior Vice President – European Operations & President – U. S. Steel Košice	March 1, 2008
James D. Garraux	57	General Counsel & Senior Vice President – Corporate Affairs	February 1, 2007
John H. Goodish	61	Executive Vice President & Chief Operating Officer	December 31, 2001
Gretchen R. Haggerty	54	Executive Vice President & Chief Financial Officer	December 31, 2001
David H. Lohr	56	Senior Vice President – Strategic Planning, Business Services & Administration	June 1, 2008
John P. Surma	55	Chairman of the Board of Directors and Chief Executive Officer	December 31, 2001
Susan M. Suver	50	Vice President – Human Resources	November 1, 2007
Gregory A. Zovko	48	Vice President & Controller	April 1, 2009

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

Messrs. Garraux, Goodish and Surma and Ms. Haggerty will hold office until the annual election of executive officers by the Board of Directors following the next Annual Meeting of Stockholders, or until his or her earlier resignation, retirement or removal. Messrs. Babcoke, Lohr and Zovko and Ms. Suver will hold office until their resignation, retirement or removal.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The principal market on which U. S. Steel common stock is traded is the New York Stock Exchange. U. S. Steel common stock is also traded on the Chicago Stock Exchange. Information concerning the high and low sales price for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in “Selected Quarterly Financial Data (Unaudited)” on page F-61.

As of January 31, 2010, there were 20,322 registered holders of U. S. Steel common stock.

The Board of Directors intends to declare and pay dividends on U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel, although it has no obligation under Delaware law or the U. S. Steel Certificate of Incorporation to do so. Dividends are declared by U. S. Steel on a quarterly basis. For the first quarter of 2009, the dividend declared per share of U. S. Steel common stock was $.30 and for the second, third and fourth quarters of 2009, the dividend declared was $.05. For the first and second quarters of 2008, the dividend declared was $.25 and for the third and fourth quarters of 2008, the dividend declared was $.30. Dividends on U. S. Steel common stock are limited to legally available funds.

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

Item 6. SELECTED FINANCIAL DATA

Dollars in millions (except per share data)
	2009	2008	2007(a)	2006	2005
Statement of Operations Data:
Net sales(b)	$11,048	$23,754	$16,873	$15,715	$14,039
(Loss) income from operations(c)	(1,684)	3,069	1,213	1,785	1,439
Net (loss) income attributable to United States Steel Corporation(c)	(1,401)	2,112	879	1,374	910
Per Common Share Data:
Net (loss) income attributable to United States Steel Corporation(d) – basic	(10.42)	18.04	7.44	11.88	7.87
– diluted	(10.42)	17.96	7.40	11.18	7.00
Dividends per share declared and paid	0.45	1.10	0.80	0.60	0.38
Balance Sheet Data – December 31:
Total assets	$15,422	$16,087	$15,632	$10,586	$9,822
Capitalization:
Debt(e)	$3,364	$3,145	$3,257	$1,025	$1,612
United States Steel Corporation stockholders’ equity	4,676	4,895	5,531	4,365	3,324

Total capitalization	$8,040	$8,040	$8,788	$5,390	$4,936
(a)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.
(b)	For discussion of changes between the years 2009, 2008 and 2007, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase in net sales from 2006 to 2007 primarily resulted from higher average realized prices for flat-rolled products in the U.S. and Europe (including favorable foreign currency effects) and higher shipments of flat-rolled and tubular products in the U.S. The increase in net sales from 2005 to 2006 primarily resulted from higher shipments and increased average realized prices prices in all three reportable segments.
(c)	For discussion of changes between the years 2009, 2008 and 2007, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The decrease from 2006 to 2007 mainly resulted from higher raw materials and outage-related costs in the U.S. and Europe, increased maintenance costs in the U.S., lower average realized prices for tubular products in the U.S. and unfavorable inventory transition effects related to inventory acquired from Lone Star and Stelco. These were partially offset by higher prices for flat-rolled products in the U.S. and Europe. The increase from 2005 to 2006 was mainly due to higher average realized prices in the U.S., higher shipments of flat-rolled products in the U.S. and in Europe and lower raw materials costs in Europe. These were partially offset by higher raw materials costs in the U.S.
(d)	See Note 8 to the Financial Statements for the basis of calculating earnings per share.
(e)

For discussion of changes between the years 2009 and 2008 see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase from 2006 to 2007 primarily resulted from new debt issued to fund the acquisitions of USSC and Lone Star. The decrease from 2005 to 2006 primarily resulted from the repurchase of most of our 10 3/4% Senior Notes due August 1, 2008, and from the repayment and termination of a €195 million credit facility at USSK.

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

Overview

U. S. Steel, the tenth largest steel producer in the world and the largest integrated steel producer headquartered in North America, has a broad and diverse mix of products and customers. U. S. Steel uses iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions to produce a wide range of flat-rolled and tubular steel products, concentrating on value-added steel products for customers with demanding technical applications in the automotive, appliance, container, industrial machinery, construction and oil, gas and petrochemical industries. In addition to our facilities in the United States, U. S. Steel has significant operations in Canada through U. S. Steel Canada (USSC) and in Europe through U. S. Steel Košice (USSK), located in Slovakia, and U. S. Steel Serbia (USSS), located in Serbia. U. S. Steel’s financial results are primarily determined by the combined effects of shipment volume, selling prices, production costs and product mix. While the operating results of our various businesses are affected by a number of business-specific factors (see “Item 1. Business – Steel Industry Background and Competition”), the primary drivers for U. S. Steel are general economic conditions in North America, Europe and, to a lesser extent, other steel-consuming regions; the levels of worldwide steel production and consumption; pension and other benefits costs; and raw material (iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions) and energy (natural gas and electricity) costs.

Following several years of strong performance, the steel industry and U. S. Steel were quickly and severely impacted by the global recession starting in late 2008. In response to these economic conditions, our strategy has been to enhance our liquidity, maintain a solid balance sheet and position ourselves for success in the longer term. In late 2008 and early 2009, we idled all or portions of numerous steel making, finishing, raw materials and tubular operations in the U.S., Canada and Europe and operated our remaining facilities at reduced levels to match our customers’ lower demand requirements. We continue to monitor the impact of the economic situation on our customers and to adjust our operations to efficiently meet their requirements. Our raw steel capability utilization rate in 2009 was 48% for Flat-rolled operations and 69% for USSE operations.

With respect to financial matters, we reduced our quarterly dividend, completed successful offerings of senior convertible notes and common stock and renegotiated the provisions of existing financial covenants with lenders. We initiated substantial cost reduction activities at all locations, including reducing our non-represented workforce through restructuring, attrition and early retirement programs. We agreed with the United Steel Workers (USW) to defer certain mandatory trust contributions, implemented a hiring freeze, eliminated merit pay salary increases, suspended the Company match on our 401(k) program, and reduced fees for Board of Directors and base salaries for all general managers and executives. We significantly reduced our capital expenditures for 2009 from the original plan of $740 million to $472 million by focusing largely on non-discretionary environmental and other infrastructure projects. This compares to capital expenditures of $735 million for 2008 and $692 million for 2007. We voluntarily contributed $140 million to the main defined benefit plan as we still believe that this is appropriate to mitigate larger potential funding requirements in the future. We refinanced $129 million of Environmental Revenue Bonds extending their maturity dates from 2011 to maturity dates ranging from 2017 to 2030. We finished the year with total liquidity of $2.5 billion, an improvement of nearly $300 million from the average of the previous five year-ends.

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

Inventories – Inventories are carried at the lower of cost or market.

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used for 49 percent and 39 percent of consolidated inventories at December 31, 2009 and December 31, 2008, respectively.

Equity Method Investments – Investments in entities over which U. S. Steel has significant influence are accounted for using the equity method of accounting and are carried at U. S. Steel’s share of net assets plus loans, advances and our share of earnings less distributions. Differences in the basis of the investment and the underlying net asset value of the investee, if any, are amortized into earnings over the remaining useful life of the associated assets.

Income from investees includes U. S. Steel’s share of income from equity method investments, which is generally recorded a month in arrears, except for significant and unusual items which are recorded in the period of occurrence. Gains or losses from changes in ownership of unconsolidated investees are recognized in the period of change. Intercompany profits and losses on transactions with equity investees have been eliminated in consolidation subject to lower of cost or market inventory adjustments.

U. S. Steel evaluates impairment of its equity method investments whenever circumstances indicate that a decline in value below carrying value is other than temporary. Under these circumstances, we would adjust the investment down to its estimated fair value, which then becomes its new carrying value.

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

U. S. Steel’s investment strategy for its U.S. pension and other benefits plan assets provides for a diversified mix of large and mid-cap equities, high quality bonds and selected smaller investments in private equities, investment trusts, timber and mineral interests. For its U.S. pension plans, U. S. Steel has a target allocation for plan assets of 60 percent equities with the balance primarily invested in corporate bonds and government-backed bonds and Treasury bills. For the Other Benefit plans, the target allocation for plan assets is 65 percent equities. U. S. Steel also believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the shorter-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel is currently using an 8.00 percent assumed rate of return for purposes of the expected return on assets for the development of net periodic cost for the main defined benefit pension plan and Other Benefits. This rate was chosen by taking into account the intended asset mix and the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 8.00 percent rate and while some recent annual returns have not, it is U. S. Steel’s expectation that future periods will return to this level. For USSC defined benefit pension plans, U. S. Steel’s investment strategy is similar to its strategy for U.S. plans, whereby the Company seeks a diversified mix of large and mid-cap equities, high quality corporate and government bonds and selected smaller investments with a target allocation for plan assets of 65 percent equities. A 7.50 percent rate of return is being used for the development of net periodic costs in 2010 which is lower than the U.S. pension plan assumption as subcategories within the asset mix are from a more limited investment universe and, as a result, have a lower expected return.

At December 31, 2009, U. S. Steel decreased the discount rate used to measure both domestic pension and other benefits obligations to 5.5 percent from 6.0 percent. The discount rate reflects the current rate at which we estimate the pension and other benefits liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond indices as an indication of interest rate movements and levels, and we also look to an internally calculated rate determined by matching our expected benefit payments to payments from a stream of AA or higher rated zero coupon corporate bonds theoretically available in the marketplace. For USSC benefit plans, a discount rate was selected through a similar review process using Canadian bond rates and indices and at December 31, 2009, U. S. Steel decreased the discount rate to 6.0 percent from 6.5 percent for its Canadian-based pension and other benefits.

U. S. Steel determines the escalation trend in per capita health care costs based on historical rate experience under U. S. Steel’s insurance plans. Much of our costs for the domestic USW participants’ retiree health benefits (other than for most surviving spouses) in the Company’s main domestic insurance plan are subject to a cost cap that was negotiated in 2003. As a result of the collective bargaining agreements with the USW entered into effective September 1, 2008 (the 2008 CBAs) (see Note 17 to the Financial Statements), our costs are subject to the full impact of escalation for the surviving spouse beneficiaries since their retiree premium contributions are now a flat fixed amount. Escalation applies to most other groups within the Company’s insurance plans, but does not apply to most domestic non-union retirees since their benefits are limited to flat dollar amounts. For measurement of its domestic retiree medical plans, U. S. Steel has assumed an initial escalation rate of 8.0 percent for 2010. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2015 and remain at that level thereafter. For measurement of its Canadian retiree medical plans, U. S. Steel has assumed an initial escalation rate of 7.0 percent for 2010. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2014 and remain at that level thereafter.

Net periodic pension cost, including multiemployer plans, is expected to total approximately $270 million in 2010 compared to $271 million in 2009. Pension cost for 2009 included $80 million in settlement, termination and curtailment losses. Total other benefits costs in 2010 are expected to be approximately $150 million, compared to $191 million in 2009. Other benefit costs in 2009 included $13 million in settlement, termination and curtailment losses. Excluding the 2009 settlement, termination and curtailment losses, the expected increase in total pension cost is primarily due to a lower market related value of plan assets primarily due to further recognition of the asset losses that were incurred in 2008.

A sensitivity analysis of the projected incremental effect of a hypothetical  1/2 percentage point change in the significant assumptions used in the pension and other benefits calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(In millions of dollars)	1/2%	(1/2%)
Expected return on plan assets
Incremental increase (decrease) in:
Net periodic pension cost for 2010	$(52)	$52
Discount rate
Incremental increase (decrease) in:
Net periodic pension & other benefits costs for 2010	$(22)	$32
Pension & other benefits liabilities at December 31, 2009	$(613)	$658
Health care cost escalation trend rates
Incremental increase (decrease) in:
Service and interest cost components for 2010	$8	$(7)

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

For the 2009 annual goodwill impairment test, U. S. Steel used fair values estimated under the income approach and the market approach. Although considered, U. S. Steel did not utilize the cost approach as relevant data was not available.

The income approach is based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using probability weighted scenarios of future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. A three percent perpetual growth rate was used to arrive at an estimated future terminal value. A discount rate of 11 percent was used for both reporting units which was based upon the cost of capital of other comparable steel companies, which we view as the most likely market participants.

The market approach is based upon an analysis of valuation metrics for companies comparable to our reporting units. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using an appropriate valuation multiple based on this analysis, estimated normalized earnings and an estimated control premium.

In order to validate the reasonableness of the estimated fair values of our reporting units, a reconciliation of the aggregate fair values of all reporting units to market capitalization, using a reasonable control premium, was performed as of the valuation date. We further validated the reasonableness of the estimated fair values of our reporting units using other valuation metrics that included data from historical U. S. Steel transactions as well as published analyst reports.

As of December 31, 2009, the Flat-rolled and Texas Operations reporting units have $876 million and $849 million of goodwill, respectively. The 2009 annual goodwill impairment test showed that the estimated fair values of our Flat-rolled and Texas Operations reporting units exceeded their carrying values by approximately $1.0 billion and $234 million, respectively. A 50 basis point increase in the discount rate, a critical assumption in which even a minor change can have a significant impact on the estimated fair value of the reporting unit, would decrease the fair value of the Flat-rolled and Texas Operations reporting units by $676 million and $112 million, respectively, but would still result in no goodwill impairment charge.

The estimates of fair value of a reporting unit under the income approach are determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. If business conditions deteriorate or other factors have an adverse effect on our estimates of discounted future cash flows or assumed growth rates, future tests of goodwill impairment may result in an impairment charge.

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

Long-lived assets – U. S. Steel evaluates long-lived assets, including property, plant and equipment and finite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. We evaluate the impairment of long-lived assets at the asset group level. Our asset groupings are the same as our reporting units.

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

U. S. Steel makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of December 31, 2009, it remained management’s intention to continue indefinitely to reinvest such earnings in foreign operations. See Note 10 to the Financial Statements. Undistributed foreign earnings at December 31, 2009 amounted to approximately $2,901 million. If such earnings were not indefinitely reinvested, a U.S. deferred tax liability of approximately $870 million would have been required.

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

U. S. Steel regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination was made. As of December 31, 2009, the total accrual for environmental remediation was $203 million, excluding liabilities related to asset retirement obligations. Due to uncertainties inherent in remediation projects, it is possible that total remediation costs for active matters may exceed the accrued liability by as much as 15 to 30 percent.

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

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of slabs, rounds, strip mill plates, sheets and tin mill products , as well as all iron ore and coke production facilities in the United States and Canada. The steel rounds and a portion of the hot-rolled sheets produced by Flat-rolled are supplied to the Tubular segment. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets.

Flat-rolled has annual raw steel production capability of 24.3 million tons. Flat-rolled had annual raw steel production capability of 20.2 million tons for the year ended December 31, 2007 as annual raw steel production capability includes U. S. Steel Canada (USSC) from the date of acquisition on October 31, 2007. Raw steel production was 11.7 million tons in 2009, 19.2 million tons in 2008 and 16.8 million tons in 2007. Raw steel production averaged 48 percent of capability in 2009, 79 percent of capability in 2008 and 83 percent of capability in 2007.

The USSE segment includes the operating results of U. S. Steel Košice (USSK), U. S. Steel’s integrated steel mill and coke production facilities in Slovakia; U. S. Steel Serbia (USSS), U. S. Steel’s integrated steel mill and other facilities in Serbia; and equity investees located in Europe. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells slabs, sheet, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

USSE has annual raw steel production capability of 7.4 million tons. USSE’s raw steel production was 5.1 million tons in 2009, 6.4 million tons in 2008 and 6.8 million tons in 2007. USSE’s raw steel production averaged 69 percent of capability in 2009, 86 percent of capability in 2008 and 92 percent of capability in 2007.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities, primarily in the United States, and equity investees in the United States and Brazil. These operations produce and sell seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. Tubular’s annual production capability is 2.8 million tons.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses include transportation services (railroad and barge operations), real estate operations and engineering consulting services.

For further information, see Note 3 to the Financial Statements.

Net Sales

(a)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2009	2008	2007(b)
Flat-rolled(a)	$6,814	$13,789	$9,986
USSE	2,944	5,487	4,667
Tubular	1,216	4,251	1,985

Total sales from reportable segments	10,974	23,527	16,638
Other Businesses(a)	74	227	235

Net sales	$11,048	$23,754	$16,873
(a)	Certain amounts have been restated versus prior years’ disclosures. See Note 3 to the Financial Statements.
(b)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following tables:

Year Ended December 31, 2009 versus Year Ended December 31, 2008

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	-40%	-8%	0%	-1%	-2%	-51%
USSE	-20%	-20%	-1%	-3%	-2%	-46%
Tubular	-63%	-5%	1%	0%	-4%	-71%
(a)	Excludes intersegment sales
(b)	Foreign currency translation effects

The decrease in sales for Flat-rolled primarily reflected decreased shipments (down 7.0 million net tons) and lower average realized prices (down $129 per net ton). The decrease in sales for USSE was primarily due to decreased shipments (down 1.2 million net tons) and lower average realized euro-based transaction prices (down $295 per net ton including foreign currency translation effects). The decrease in sales for Tubular resulted primarily from decreased shipments (down 1.3 million net tons) and lower average realized prices (down $286 per net ton).

Year Ended December 31, 2008 versus Year Ended December 31, 2007

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	19%	19%	-1%	0%	1%	38%
USSE	-7%	18%	1%	7%	-1%	18%
Tubular	40%	64%	4%	0%	6%	114%
(a)	Excludes intersegment sales
(b)	Foreign currency translation effects

The increase in sales for Flat-rolled primarily reflected higher average realized prices (up $138 per ton) and increased shipments, primarily due to the inclusion of USSC for all of 2008. The increase in sales for USSE was primarily due to higher average realized euro-based transaction prices and currency translation effects, partially offset by reduced shipments. Including the currency translation effects, reported average realized prices increased $212 per ton from 2007. The increase in sales for Tubular resulted primarily from higher average realized prices (up $706 per ton) and increased shipments, partially due to the inclusion of the former Lone Star Technologies, Inc. (Lone Star) facilities for the entire year in 2008.

Operating Expenses

Profit-based union payments

	Year Ended December 31
(Dollars in millions)	2009	2008	2007
Allocated to segment results	$–	$237	$119
Retiree benefit expenses	–	–	99

Total	$–	$237	$218

Results for the year ended December 31, 2009 did not include any costs for profit-based payments to employees represented by the USW because the base threshold of operating income agreed to in the 2008 CBAs was not met. Results for the years ended December 31, 2008 and 2007 include costs related to profit-based payments. These costs are included in cost of sales on the statement of operations.

Profit-based payment amounts per the agreements with the USW are calculated as a percentage of consolidated income from operations (as defined in the agreements) and are paid as profit sharing to active USW-represented employees (excluding employees of USSC) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. Amounts in 2007 also include costs related to a trust that was to be used to assist retirees from National Steel with health care costs.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $271 million during 2009, $78 million during 2008 and $129 million in 2007. Pension costs during 2009 included $80 million for several voluntary early retirement programs (VERPs) and losses in connection with the sale of a majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E). Excluding these losses, the increase in expense from 2008 to 2009 mainly reflected the decreased funded status of the main U. S. Steel pension plan and the effects of the benefit enhancements encompassed by the 2008 CBAs. Pension costs during 2007 included settlement, termination and curtailment losses of $20 million. Excluding these losses, the decrease in expense from 2007 to 2008 mainly reflected the improved funded status of the main U. S. Steel pension plan.

Costs related to defined contribution plans totaled $25 million during 2009, $35 million during 2008 and $26 million during 2007. Costs in 2009 included $13 million for VERP-related benefits under these plans.

Other benefits costs, which are included in income from operations, totaled $191 million in 2009, $149 million in 2008 and $136 million in 2007. Other benefits costs in 2009 included $13 million in settlement, termination and curtailment losses. Excluding these losses, the increase in 2009 was primarily due to impacts of the benefit enhancements encompassed by the 2008 CBAs partially offset by lower costs at USSC as a result of favorable claims experience. The increase in 2008 was primarily due to the inclusion of expenses related to USSC employees for the full year.

For additional information on pensions and other benefits, see Note 20 to the Financial Statements.

Nonretirement postemployment benefits

U. S. Steel incurred costs of and paid approximately $85 million during the year ended December 31, 2009 related to employee costs for supplemental unemployment benefits, salary continuance and continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others.

Selling, general and administrative expenses

Selling, general and administrative expenses were $618 million in 2009, $625 million in 2008 and $589 million in 2007. Pension and other benefits costs included in selling, general and administrative expenses totaled $164 million in 2009, $47 million in 2008 and $86 million in 2007. Selling, general and administrative expenses remained consistent from 2008 to 2009 but were impacted by an increase in pension and OPEB costs offset by a decrease in compensation expense. The increase in 2008 mainly resulted from increased expenses related to our 2007 acquisitions of Lone Star and USSC and higher compensation expense, partially offset by lower pension expense.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expenses were $661 million in 2009, $605 million in 2008 and $506 million in 2007. The increase in 2009 was primarily related to the fact that effective January 1, 2009 we eliminated the use of the modified straight-line method, which was previously used for certain steel-producing assets in the United States. The increase in 2008 was primarily related to the full-year impact of assets acquired in the business acquisitions during 2007.

The modification factors previously applied to straight-line calculations ranged from a minimum of 85 percent at a production level below 81 percent of capability, to a maximum of 105 percent for a 100 percent production level. No modification was made at the 95 percent production level. Applying modification factors decreased depreciation expense, when compared to a straight-line calculation, by $58 million and $40 million for the years ended December 31, 2008 and 2007, respectively.

(Loss) Income from Operations(a)

	Year Ended December 31,
(Dollars in Millions)	2009	2008	2007
Flat-rolled(b)	$(1,438)	$1,390	$382
USSE	(208)	491	687
Tubular	57	1,207	356

Total (loss) income from reportable segments	(1,589)	3,088	1,425
Other Businesses(b)	(2)	77	84

Segment (loss) income from operations	(1,591)	3,165	1,509
Retiree benefit expenses	(134)	(22)	(143)
Other items not allocated to segments:
Federal excise tax refund	34	–	–
Litigation reserve	45	(45)	–
Net (loss) gain on the sale of assets	97	–	–
Environmental remediation charge	(49)	(23)	–
Workforce reduction charges	(86)	–	(57)
Deferred gain recognition	–	150	–
Labor agreement signing payments	–	(105)	–
Asset impairment charge	–	(28)	–
Flat-rolled inventory transition effects	–	(23)	(58)
Tubular inventory transition effects	–	–	(38)

Total (loss) income from operations	$(1,684)	$3,069	$1,213
(a)	See Note 3 to the Financial Statements for reconciliations and other disclosures required by Accounting Standards Codification Topic 280.
(b)	Certain amounts have been restated versus prior years’ disclosures.

Segment results for Flat-rolled

(Includes USSC from the date of acquisition on October 31, 2007)

The Flat-rolled segment generated a loss of $1,438 million for the year ended December 31, 2009, compared to income of $1,390 million for the year ended December 31, 2008. The decrease resulted mainly from unfavorable changes in commercial effects (approximately $2,450 million), lower income from reduced steel substrate sales to our Tubular segment (approximately $400 million), operating inefficiencies related to idled facilities (approximately $360 million), facility restart costs (approximately $70 million) and lower income from equity investments (approximately $190 million). These were partially offset by lower raw material and natural gas costs (approximately $370 million) and the absence of accruals for profit-based payments (approximately $300 million).

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

Capability utilization was adversely affected in late 2008 and 2009 as we reduced production levels to correspond with significantly lower customer order rates by temporarily idling certain facilities and cutting back production at others.

Segment results for USSE

The USSE segment generated a loss of $208 million for the year ended December 31, 2009, compared to income of $491 million for the year ended December 31, 2008. The decrease was primarily due to unfavorable changes in commercial effects (approximately $1,300 million) and reduced operating efficiencies (approximately $135 million) partially offset by lower raw material costs (approximately $620 million), reduced facility repair and maintenance costs (approximately $60 million) and the absence of accruals for profit based payments (approximately $50 million).

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

Capability utilization was adversely affected in late 2008 and 2009 as we reduced production levels to correspond with significantly lower customer order rates by temporarily idling certain facilities and cutting back production at others. Capability utilization in 2008 was adversely affected by the reline of the No. 1 blast furnace in Slovakia and by reduced operations late in the year to match declining customer demand.

Segment results for Tubular

(Includes Lone Star facilities from the date of acquisition on June 14, 2007)

The decrease in Tubular’s segment income in 2009 compared to 2008 was primarily due to unfavorable commercial effects (approximately $1,080 million), operating inefficiencies related to idled facilities and facilities operating at reduced production levels (approximately $35 million and $60 million, respectively) and write-downs of inventory (approximately $35 million). These were partially offset by lower costs of substrate steel purchases from the Flat-rolled segment (approximately $40 million) and the absence of accruals for profit based payments (approximately $55 million).

The increase in Tubular’s segment income in 2008 compared to 2007 mainly resulted from higher commercial effects (approximately $1,580), due in part to the inclusion of results for facilities acquired from Lone Star for the entire year. This was partially offset by increased costs for semi-finished steel (approximately $610 million) from Flat-rolled and outside sources.

Results for Other Businesses

Other Businesses generated a loss of $2 million for the year ended December 31, 2009, compared to income of $77 million for the year ended December 31, 2008. The decrease resulted from the impacts of the global recession and the sale of Elgin, Joliet and Eastern Railway Company (EJ&E) in the first quarter of 2009.

Results for Other Businesses decreased by $7 million from 2007 to 2008.

Items not allocated to segments:

Retiree benefit expenses increased significantly from 2008 to 2009 mainly due to the decreased funded status of the main U. S. Steel pension plan and the effects of the benefit enhancements encompassed by the 2008 CBAs. Retiree benefit expenses decreased significantly from 2007 to 2008 mainly due to lower retiree pension expense (See “Operating Expenses – Pension and other benefits costs”) and lower profit-based expense related to certain former National Steel employees (See “Operating Expenses – Profit-based union payments”).

During 2009, U. S. Steel received a federal excise tax refund of $34 million associated with the recovery of black lung excise taxes that were paid on coal export sales from 1990 to 1992.

A litigation reserve of $45 million involving a rate escalation provision in a U. S. Steel power supply contract was established in 2008 as a result of a court ruling and was subsequently reversed in 2009 as that decision was overturned. See Part II. Other Information – Item 1. Legal Proceedings.

We recorded a $97 million pre-tax net gain on sale of assets in 2009 as a result of the sale of a majority of the operating assets of EJ&E. The net gain included a pension curtailment loss of approximately $10 million.

We recorded a $49 million environmental remediation charge in 2009 in connection with the definition of an expanded scope of remediation at our former Geneva Works. We recorded a $23 million environmental remediation charge in 2008 as the scope of work became defined for an environmental project at a former operating location.

Workforce reduction charges of $86 million in 2009 reflected employee severance and net benefit charges related to a VERP offered in the first quarter of 2009 to certain non-represented employees in the United States. Workforce reduction charges of $57 million in 2007 reflected employee severance and net benefit charges related to a voluntary early retirement plan offered to certain employees at USSK.

We recognized a noncash deferred gain of $150 million in 2008 in connection with the termination of the Clairton 1314B Partnership, L.P. See Note 5 to the Financial Statements.

The 2008 CBAs provided for labor agreement signing payments of up to $6,000 per employee which resulted in a charge of $105 million in 2008.

An asset impairment charge of $28 million in 2008 resulted from our decision to exit the drawn-over-mandrel (DOM) tubular products business. The charge was taken principally to write down to fair value equipment associated with the DOM business.

Inventory transition effects of $23 million in 2008 and $96 million in 2007 reflected the charges for conforming certain inventories acquired from Lone Star to our unified business model, and the impact of selling inventory acquired from Lone Star and Stelco, which had been recorded at fair value.

Net Interest and Other Financial Costs

	Year Ended December 31,
(Dollars in millions)	2009	2008	2007
Interest and other financial costs	$179	$179	$162	(a)
Interest income	(10)	(14)	(79	)(a)
Foreign currency gains	(8)	(103)	(4)
Charge from early extinguishment of debt	–	–	26

Net interest and other financial costs	$161	$62	$105
(a)	The year ended December 31, 2007 includes $27 million of interest expense and offsetting interest income related to the obligation to provide benefits for National Steel retirees that was settled in the fourth quarter of 2007. While the obligation was outstanding, U. S. Steel invested the amount due in short term investments and interest earned on those investments was also payable.

The increase in net interest and other financial costs from 2008 to 2009 was primarily due to lower foreign currency gains.

The decrease in net interest and other financial costs from 2007 to 2008 was mainly due to higher foreign currency gains and the nonrecurrence of the $26 million charge in 2007 related to the early redemption of certain debt, partially offset by increased interest expense resulting from debt incurred to fund the acquisitions of Lone Star and USSC and lower interest income.

The foreign currency gains include remeasurement effects on a U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary related to the 2007 acquisition of USSC that had an outstanding balance of $892 million at December 31, 2009, partially offset by losses on euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exposure. Volatility in the foreign currency markets could have significant implications for U. S. Steel going forward as a result of the foreign currency accounting remeasurement effects resulting from the Intercompany Loan and foreign currency gains and losses on derivatives activity. For additional information on U. S. Steel’s foreign currency exchange activity see Note 15 to the Financial Statements and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

Income Taxes

The income tax benefit in 2009 was $439 million, compared to provisions of $853 million in 2008 and $218 million in 2007. The tax benefit in 2009 is primarily related to the net loss for the period. The effective tax benefit rate for the year ended December 31, 2009 is lower than the statutory rate because losses in Canada and Serbia, which are jurisdictions where we have recorded a full valuation allowance on deferred tax assets, do not generate a tax benefit for accounting purposes. The increase in 2008 as compared to 2007 primarily reflected higher income and a higher effective tax rate as a result of a lower percentage of pre-tax earnings generated by our European operations.

The net domestic deferred tax asset was $731 million at December 31, 2009 compared to $802 million at December 31, 2008. The decrease in the net deferred tax asset from 2009 to 2008 was primarily a result of the remeasurement of the pension and other benefits plans (see Note 20 to the Financial Statements).

At December 31, 2009, the foreign deferred tax assets recorded were $103 million, net of established valuation allowances of $575 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is recorded for Canadian deferred tax assets due to the absence of positive evidence at USSC to support the realizability of the assets. A full valuation allowance is provided for Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating losses and credit carryforwards, are more than sufficient to offset future tax liabilities. As USSC and USSS generate sufficient income, the valuation allowance of $514 million for Canadian deferred tax assets and $46 million for Serbian deferred tax assets as of December 31, 2009, would be partially or fully reversed at such time that it is more likely than not that the deferred tax assets will be realized.

For further information on income taxes see Note 10 to the Financial Statements.

Net income

Net loss in 2009 was $1,401 million compared to income of $2,112 million in 2008 and $879 million in 2007. The changes primarily reflected the factors discussed above.

Financial Condition, Cash Flows and Liquidity

Financial Condition

Current assets at year-end 2009 decreased by $717 million from year-end 2008 primarily due to lower inventories and lower receivables partially offset by higher cash balances (see “Cash Flows”). The decrease in inventories primarily resulted from lower quantities of higher cost raw materials. Raw material inventory quantities decreased as U. S. Steel maintained lower operating rates throughout 2009 and reduced raw material purchases as a cash conservation measure. Receivables decreased mainly due to lower sales for the fourth quarter of 2009 compared to the fourth quarter of 2008, due primarily to lower average realized prices. These decreases were partially offset by the recognition of an income tax receivable representing a portion of the federal income tax refund that we expect to receive in 2010 as a result of carrying back our expected 2009 losses to prior years.

Goodwill of $1,725 million increased by $116 million from year-end 2008 mainly as goodwill attributable to the acqusition of Stelco were reported at higher amounts due to foreign currency translation effects.

Assets held for sale at December 31, 2009 consist of certain assets at Hamilton Works, primarily property, plant and equipment, and decreased from December 31, 2008 as a result of the sale of the majority of the operating assets of EJ&E.

Total deferred income tax benefits at year end 2009 remained consistent with the balance at year end 2008. Deferred income tax benefits were primarily impacted by an increase in foreign tax loss and credit carryforwards offset by an increase in the valuation allowance, since a full valuation allowance is recorded for Canadian and Serbian deferred tax assets, and a decrease in the deferred income tax benefit related to employee benefits. See Note 10 to the Financial Statements.

Current liabilities at year-end 2009 decreased by $304 million from year-end 2009 due mainly to lower payroll and benefits payable resulting from the absence of accruals for profit-based payments and lower accrued taxes resulting from reduced net income in 2009 compared to 2008.

Several balance sheet accounts changed as a result of an improvement in the net funded status of our pension and other employee benefits plans. Employee benefits decreased by $624 million and the accumulated other comprehensive loss decreased by $541 billion. See Note 20 to the Financial Statements. The decrease in the accumulated other comprehensive loss was also due to foreign currency translation effects as a result of the weakening U.S. dollar versus the Euro and the Canadian dollar.

The increase in long-term debt from December 31, 2008 was mainly due to our public offering in May 2009 of $863 million principal amount of Senior Convertible Notes due 2014, partially offset by the repayment of $655 million outstanding under our three-year term loan due October 2010 and five-year term loan due May 2012. See “Liquidity.”

Common stock and Additional paid-in capital increased by $27 million and $666 million, respectively, compared to year-end 2008 primarily as a result of our public offering of 27 million common shares that was completed in May 2009. See “Liquidity.”

Cash Flows

Net cash used in operating activities was $61 million in 2009 compared to net cash provided by operating activities of $1,658 million in 2008 and $1,732 million in 2007. This change was primarily related to a net loss of approximately $696 million after adjustments for noncash items in 2009 compared to income of approximately $2.6 billion after adjustments for noncash items in 2008. The favorable working capital change in 2009 of approximately $1.3 billion mainly reflected lower inventory and receivables levels, partially offset by a decrease in accounts payable and other accrued liabilities. Higher income after adjustments for noncash items in 2008 compared to 2007 was more than offset by unfavorable changes in foreign currency translation effects due mainly to the strengthening of the U. S. dollar and unfavorable working capital effects (excluding the 2007 acquisitions). The unfavorable working capital change in 2008 mainly reflected higher inventory levels and the repurchase of receivables, partially offset by an increase in accounts payable and other accrued liabilities. Net cash used in operating activities for 2009 was increased and net cash provided by operating activities in 2008 and 2007 was reduced by employee benefits payments as shown in the following table.

Employee Benefits Payments

	Year Ended December 31,
(Dollars in millions)	2009	2008	2007
Voluntary contributions to main defined benefit pension plan	$140	$140	$140
Required contributions to other defined benefit pension plans	79	73	23
Other employee benefits payments not funded by trusts	285	236	213
Contributions to trusts for retiree health care and life insurance(a)	12	228	498
Payments to a multiemployer pension plan	58	33	30
Payments to pension plans not funded by trusts	84	29	17

Reductions in cash flows from operating activities	$658	$739	$921
(a)	Includes $143 million in 2008 and $468 million in 2007 for a company contribution to U. S. Steel’s trust for retiree health care and life insurance fulfilling the Company’s obligation under an agreement with the USW regarding benefits for certain former National Steel employees.

U. S. Steel’s Board of Directors has authorized additional voluntary contributions of up to $300 million to U. S. Steel’s trusts for pensions and healthcare by the end of 2011.

Capital expenditures – variable interest entities was $147 million in 2009 and $161 million in 2008. This primarily reflects spending by Gateway Energy & Coke Company, LLC (Gateway) for a non-recovery coke plant to supply Granite City Works. This spending is consolidated in our financial results but is funded by Gateway and, therefore, is completely offset by amounts included in distributions from noncontrolling interests, which is included in cash flow from financing activities.

Capital expenditures for 2009 of $472 million consisted largely of non-discretionary environmental and other infrastructure projects. Only limited progress was made in 2009 on certain projects of long-term strategic importance, as we substantially reduced our capital spending from the original plan of $740 million to conserve liquidity. This compares to capital expenditures of $735 million for 2008 and $692 million for 2007.

Flat-rolled capital expenditures of $338 million in 2009
included spending development of an enterprise resource
planning (ERP) system, non-discretionary environmental
projects, maintenance on the No. 14 blast furnace at Gary
Works and cokemaking projects at Granite City Works and
the Clairton Plant, including the construction of a
cogeneration facility at Granite City Works. USSE
expenditures of $113 million included spending at USSK for
the maintenance of the No.3 blast furnace, a coke oven gas
desulphurization project and spending for development of the
ERP system.

Flat-rolled capital expenditures of $465 million in 2008 included spending for modernization of our cokemaking facilities, including expenditures for construction of a cogeneration facility at Granite City Works, development of an ERP system and replacement of open pit mining equipment at our iron ore operations USSE expenditures of $210 million included spending at USSK for the reline of the No.1 blast furnace, for replacement of electrical power transformers and to upgrade a continuous caster, and spending for development of the ERP system.

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

U. S. Steel’s contract commitments to acquire property, plant and equipment at December 31, 2009, totaled $152 million.

Capital expenditures for 2010 are expected to total approximately $530 million and remain focused largely on environmental and other infrastructure projects. We continue to evaluate investments of long-term strategic importance, including projects to invest in production of coke and coke substitutes, given that some of our existing coke batteries are approaching the end of their useful lives, to reduce coke requirements in Serbia through blast furnace coal injection, to enhance our Tubular operations in order to more efficiently serve customers’ increased focus on shale natural gas resources and to allow us to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent. In light of the significant capital commitment that such projects would entail over the next several years, we may seek to secure some long-term funding for such projects and general corporate purposes prior to committing to such projects.

The preceding statement concerning expected 2010 capital expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, general economic conditions, business conditions, availability of capital, ability to secure long-term funding, whether or not assets are purchased or financed by operating leases, receipt of necessary permits and unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

Acquisition of noncontrolling interests of Z-Line Company reflected the amount paid at closing.

Acquisition of noncontrolling interests of Clairton 1314B Partnership, L.P. reflected the amount paid at closing.

Acquisition of pickle lines reflected the amount paid at closing.

Acquisition of Lone Star Technologies, Inc. reflected $2,050 million paid at closing, net of cash acquired of $71 million; plus $14 million of transaction costs to acquire all of the outstanding shares.

Acquisition of Stelco Inc. reflected $1,237 million paid to acquire all of the outstanding stock and stock equivalents, $785 million paid to retire substantially all of the outstanding debt and $34 million paid to Stelco’s main pension plans, net of cash acquired of $32 million; plus $13 million of transaction costs.

Disposal of assets in 2009 reflected pre-tax cash proceeds of approximately $300 million from the sale of a majority of the operating assets of EJ&E and $36 million from the sale of emissions allowances at U. S. Steel Košice (USSK).

Restricted cash in 2009 primarily reflected collateral required on previously unsecured obligations.

Borrowings against revolving credit facilities in 2008 primarily reflected amounts drawn against a USSK €200 million three-year revolving credit facility, the proceeds of which were used to reduce the Intercompany Loan (see “Liquidity”), as well as borrowings against USSK’s €40 million credit facility.

Repayments of revolving credit facilities in 2008 reflected repayment of borrowings against USSK’s €40 million credit facility.

Common stock issued in 2009 resulted from our public offering of 27 million common shares that was completed in May. See “Liquidity.”

Issuance of long-term debt in 2009 resulted primarily from our public offering in May of $863 million principal amount of Senior Convertible Notes due 2014. Also in 2009, we issued $129 million of Environmental Revenue Bonds (ERBs), maturing from 2017 to 2030. See “Liquidity.” Issuance of long-term debt in 2007 mainly reflected the issuance of $300 million principal amount of 5.65% Senior Notes due 2013, $450 million principal amount of

6.05% Senior Notes due 2017, $350 million principal amount of 6.65% Senior Notes due 2037 and $500 million principal amount of 7.00% Senior Notes due 2018; and our entrance into two $500 million term loans and a $400 million term loan.

Repayment of long-term debt in 2009 primarily reflected repayment of $655 million outstanding under our three-year term loan due October 2010 and five-year term loan due May 2012. Also in 2009, we completed the refunding of $129 million of Environmental Revenue Bonds. See “Liquidity.” Repayment of long-term debt in 2008 primarily reflected payments on our term loans, including the early retirement of $300 million of our three-year term loan. Repayment of long-term debt in 2007 mainly reflected the early redemption of $378 million of 9 3/4% Senior Notes due 2010, the early redemption of $49 million of 10% Senior Quarterly Income Debt Securities due 2031 and the repayment of a $400 million term loan.

Common stock repurchased in 2008 and 2007 totaled 2.0 million shares and 1.2 million shares, respectively. Our share repurchase program was originally authorized in July 2005. In 2006, our Board of Directors replenished the common stock repurchase program authorizing the repurchase of up to eight million shares of U. S. Steel common stock from time to time in the open market or privately negotiated transactions. As of December 31, 2009, 4.4 million shares remained authorized for repurchase. In late 2008, we suspended repurchases under this program as part of our reaction to the difficult global economic environment.

Dividends paid

(In Dollars)	Dividends Paid per Share
	U. S. Steel Common Stock
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
2009	$0.05	$0.05	$0.05	$0.30
2008	$0.30	$0.30	$0.25	$0.25
2007	$0.20	$0.20	$0.20	$0.20

Liquidity

The following table summarizes U. S. Steel’s liquidity as of December 31, 2009:

(Dollars in millions)
Cash and cash equivalents	$1,218
Amount available under $750 Million Credit Facility(b)	638
Amount available under Receivables Purchase Agreement	500
Amounts available under USSK credit facilities	93
Amounts available under USSS credit facilities	55

Total estimated liquidity	$2,504
(b)	As of December 31, 2009, there were no amounts drawn on the Amended Credit Agreement and inventory levels supported the full $750 million of the facility. Since availability was greater than $112.5 million, compliance with the fixed charge coverage ratio was not applicable. However, based on the most recent four quarters, as of December 31, 2009, we would not meet the fixed charge coverage ratio if we were to borrow more than $637.5 million. Therefore, we reduced the availability reflected by $112.5 million.

(a)	Excludes $20 million, $20 million and $27 million at December 31, 2007, 2006 and 2005, respectively, of cash primarily related to the Clairton 1314B Partnership (Partnership) because it was not available for U. S. Steel’s use. On October 31, 2008, we acquired the equity interests in the Partnership that we did not wholly own. Excludes $1 million of cash at December 31, 2008 related to our variable interest entities.

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

The Amended Credit Agreement established a borrowing base formula, which limits the amounts U. S. Steel can borrow to a certain percent of the value of certain domestic inventory less specified reserves, and eliminates the previous financial covenants that consisted of interest and leverage coverage ratios. The Amended Credit Agreement contains a new financial covenant requiring U. S. Steel to maintain a fixed charge coverage ratio (defined as consolidated EBITDA less certain capital expenditures and cash income tax expense to certain fixed charges) of at least 1.10 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 15 percent of the total aggregate commitments and $112.5 million. The Amended Credit Agreement includes revised pricing and other customary terms and conditions, and will expire on May 11, 2012. For further information regarding the Amended Credit Agreement and Security Agreement, see U. S. Steel’s Current Report on Form 8-K filed on June 16, 2009.

U. S. Steel has a Receivables Purchase Agreement (RPA) that provides up to $500 million of liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. The commitments under the RPA expire in September 2010. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables LLC (USSR), a consolidated wholly owned special purpose entity. If U. S. Steel decides to access this facility, USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables and if any of them are unable to fund such purchases, two banks are committed to do so. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

On June 12, 2009, U. S. Steel entered into agreements which amended the RPA. These agreements increase certain reserve factors and percentages, provide for a termination event if there is a change of control of U. S. Steel, amend the definition of “Eligible Receivables,” change certain performance triggers and make conforming and clarifying changes.

The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. As of December 31, 2009, U. S. Steel had $500 million of eligible receivables, none of which were sold. For further information regarding the agreements, see U. S. Steel’s Current Report on Form 8-K filed on June 16, 2009.

On May 4, 2009, U. S. Steel completed a public offering of $863 million principal amount of Senior Convertible Notes due 2014 and 27,140,000 shares of its Common Stock. U. S. Steel received net proceeds of approximately $1.5 billion and used $655 million to repay all amounts outstanding under its three-year term loan due October 2010 and five-year term loan due May 2012. At December 31, 2009, the aggregate principal amount outstanding under the Senior Convertible Notes was $863 million.

On December 11, 2009, USSK entered into a €10 million (approximately $14 million at December 31, 2009) unsecured revolving credit facility as the sole obligor. The facility expires January 2011. The facility bears interest at the applicable inter-bank offer rate plus a margin and contains other customary terms and conditions. USSK is obligated to pay a commitment fee on the undrawn portion of the facility.

At December 31, 2009, USSK had no borrowings against its €40 million, €20 million and €10 million unsecured credit facilities (which approximated $101 million) but had $8 million of customs and other guarantees outstanding, reducing availability to $93 million.

At December 31, 2009, USSK had €200 million (approximately $288 million) fully drawn against a €200 million unsecured credit facility.

USSK is the sole obligor on these facilities and they bear interest at the applicable inter-bank offer rate plus a margin and contain other customary terms and conditions. The €10 million facility expires January 2011, the €200 million facility expires July 2011, the €40 million facility expires October 2012 and the €20 million facility expires December 2012.

During 2009, USSS amended its secured credit facility agreements to limit availability to the value of USSS’ inventory of finished and semi-finished goods. These facilities include an 800 million Serbian dinar overdraft facility and a €40 million revolving credit facility (together approximately $69 million). USSS is the sole obligor on these facilities and they bear interest at the applicable inter-bank offer rate plus a margin and contain other customary terms and conditions. The facilities expire August 2010. At December 31, 2009, there were no borrowings against these facilities and availability was €39 million (approximately $55 million).

On May 21, 2007, U. S. Steel issued a total of $1.1 billion of senior notes consisting of $350 million at 6.65 percent due 2037, $450 million at 6.05 percent due 2017, and $300 million at 5.65 percent due 2013, (collectively, the Senior Notes). The Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. At December 31, 2009, the aggregate principal amount outstanding under the Senior Notes was $1.1 billion.

On December 10, 2007, U. S. Steel issued $500 million of 7.00% Senior Notes due 2018 (the 2018 Senior Notes). The 2018 Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the 2018 Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. As of December 31, 2009, the principal amount outstanding under the 2018 Senior Notes was $500 million.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $150 million of liquidity sources for financial assurance purposes as of December 31, 2009. Increases in these commitments which use collateral are reflected in restricted cash on the Consolidated Statement of Cash Flows.

At December 31, 2009, in the event of a change in control of U. S. Steel, debt obligations totaling $2,462 million, which includes the Senior Notes and the Senior Convertible Notes, may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $45 million or provide a letter of credit to secure the remaining obligation.

In the event of a bankruptcy of Marathon Oil Corporation, obligations of $354 million relating to Environmental Revenue Bonds and two capital leases, as well as $26 million relating to an operating lease, may be declared immediately due and payable.

The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $11 million at December 31, 2009. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

U. S. Steel made voluntary contributions of $140 million to the main domestic defined benefit pension plan in both 2009 and 2008. U. S. Steel may also make voluntary contributions of similar amounts in 2010 or later periods in order to mitigate against potentially larger mandatory contributions in later years. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial markets, the elective use or disavowal of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years.

The 2008 Collective Bargaining Agreements (see Note 17) require U. S. Steel to make annual $75 million contributions during the contract period to a restricted account within our trust for retiree health care and life insurance. This contribution is in addition to an annual $10 million required contribution to the same trust that continues from an earlier agreement. Under this earlier agreement, a $20 million contribution is required if the Company does not contribute at least $75 million to its main pension plan in the prior year. During 2008, the Company made $85 million in contributions to the trust under these agreements, as well as a $143 million contribution to cover some of the health and life benefits for certain retirees of National Steel Corporation. During the first quarter of 2009, the Company made a $10 million contribution to this trust. In April 2009, we reached agreement with the USW to defer the annual $75 million mandatory contributions due in 2009 and the $10 million contribution due in January 2010. Further, the USW has agreed to permit us to use all or part of the $75 million contribution made in 2008 to pay current retiree health care and life insurance claims, subject to a make-up contribution in 2013. Through December 31, 2009, none of the 2008 contribution funds have been used by the Company.

In conjunction with the acquisition of Stelco, now USSC (see Note 4), U. S. Steel assumed the pension plan funding agreement (the Pension Agreement) that Stelco had entered into with the Superintendent of Financial Services of Ontario (the Province) on March 31, 2006 that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$65 million (approximately $62 million) per year (C$70 million (approximately $66 million) effective 2011 and later) and additional annual contributions for benefit improvements, which currently are limited to the union retiree indexing provisions. The defined annual contributions will be continued until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation. In its acquisition of Stelco on October 31, 2007, U. S. Steel assumed liability for a note issued to the Province of Ontario (Province Note) (see Note 4 to the Financial Statements). The face amount of the Province Note is C$150 million (approximately $142 million at December 31, 2009) and is payable on December 31, 2015. The Province Note is unsecured and is subject to a 75 percent discount if the solvency deficiencies in the four main USSC pension plans (see Note 20 to the Financial Statements) are eliminated on or before the maturity date.

The following table summarizes U. S. Steel’s contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
			Payments Due by Period
Contractual Obligations	Total		2010	2011 through 2012	2013 through 2014		Beyond 2014
Long-term debt (including interest) and capital leases(a)	$4,954		$202	$943	$1,414		$2,395
Operating leases(b)	$173		40	59	34		40
Unconditional purchase obligations(c)	$11,540		4,442	2,627	1,305		3,166
Capital commitments(d)	$152		114	38	—		—
Environmental commitments(d)	$203		17	—	—		186	(e)
Steelworkers Pension Trust	$286	(f)	54	113	119	(f)	—	(f)
Pensions(g)	$451		83	153	145		70
Other benefits(h)	$1,940	(i)	415	880	645		—	(i)
Unrecognized tax positions	$106		—	—	—		106	(e)

Total contractual obligations	$19,805		$5,367	$4,813	$3,662		$5,963
(a)	See Note 16 to the Financial Statements.
(b)	See Note 27 to the Financial Statements. Amounts exclude subleases.
(c)	Reflects contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of gases and certain energy and utility services. Additionally, includes coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (See Note 18).
(d)	See Note 28 to the Financial Statements.
(e)	Timing of potential cash flows is not reasonably determinable.
(f)	While It is difficult to make a prediction of cash requirements beyond the term of the 2008 collective bargaining agreements with the USW, which expire in 2012, projected amounts shown through 2014 assume that the current $2.65 contribution rate per hour will apply.
(g)	Amounts shown represent projected cash requirements for USSC pension plans, most of which relates to a funding scheme for USSC’s four main plans, whereby under an agreement with the Superintendent of Financial Services of Ontario (the Pension Agreement), USSC is responsible for minimum contributions of C$65 million (approximately $62 million) per year (C$70 million (approximately $66 million) effective 2011 and later) and smaller annual contributions for benefit improvements related to prior cost of living adjustments. The Pension Agreement will be continued until the earlier of full solvency funding for the four main plans or until December 31, 2015 when minimum funding requirements under the Pension Benefits Act will resume. U.S. dollar equivalents of contributions are based on foreign exchange rates as of December 31, 2009 and shown projected through 2015.
(h)	Excludes profit-based payments that may be required through September 1, 2012, pursuant to the provisions of the 2008 collective bargaining agreements with the USW, as it is not possible to make an accurate prediction of payments that may be required.
(i)	U. S. Steel accrues an annual cost for retiree medical and retiree life benefit obligations which require the use of corporate cash in future years to the extent that trust assets are restricted or insufficient and to the extent that company contributions are required by law or union labor agreement. Amounts in the years 2010 through 2014 reflect our current estimate of corporate cash outflows and include mandatory contributions to the USW VEBA trust of $75 million in 2010 and $85 million in both 2011 and 2012. Projected amounts do not reflect optional drawdowns from the USW VEBA trust if U. S. Steel decides to utilize certain options available under its agreements with the USW. Amounts to be used from the VEBA trust will be determined in 2010 and later years. The accuracy of this forecast of future cash flows depends on various factors such as actual asset returns, the asset trust mix, medical escalation rates and company decisions or restrictions related to our trusts for retiree healthcare and life insurance that impact the timing of the use of trust assets. Due to these factors, amounts shown above could differ significantly from what is actually expended and, at this time, it is impossible to make a reliable prediction of cash requirements beyond five years.

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

Pension obligations have been excluded from the above table except for the contributions required for USSC’s defined benefit pension plans. (See footnote (g) of the above table). U. S. Steel’s Board of Directors has authorized voluntary contributions of up to $300 million to U. S. Steel’s trusts for pensions and other benefits during 2010 and 2011. U. S. Steel may make voluntary contributions in 2010 or later periods to the main defined benefit pension plan in the United States in order to mitigate against potentially larger mandatory required contributions in later years. In addition to the USSC amounts included in the above table, U. S. Steel expects to make cash payments of $15 million to other pension plans not funded by trusts. The funded status of U. S. Steel’s pension plans is disclosed in Note 20 to the Financial Statements.

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2009, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2010	2011 through 2012	2013 through 2014	Beyond 2014
Standby letters of credit(a)	$122	$109	$—	$—	$13	(c)
Surety bonds(a)	18	—	—	—	18	(c)
Funded Trusts(a)	33	—	—	—	33	(c)
Marathon Oil Corporation(a)(b)	26	—	26	—	—

Total commercial commitments	$199	$109	$26	$—	$64
(a)	Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b)

Reflects the amount of U. S. Steel’s operating lease obligations that may be declared immediately due and payable in the event of the bankruptcy of Marathon Oil Corporation. See Note 28 to the Financial Statements.

(c)	Timing of potential cash outflows is not determinable.

Our major cash requirements in 2010 are expected to be for capital expenditures, employee benefits and working capital requirements. We finished 2009 with $1.2 billion of available cash. As business conditions recover, our working capital requirements will likely increase and we may need to draw upon our credit facilities for necessary cash. Funding under the RPA and the Amended Credit Agreement is based on a pool of eligible domestic receivables and domestic inventory, respectively, both of which have declined as a result of lower orders and our efforts to reduce working capital. A sudden increase in orders could require a significant amount of investment in working capital. Should we experience a significant increase in orders or an unexpected need for funds that cannot be met with available cash and our liquidity facilities, we may need to access the capital markets.

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

Debt and Senior Convertible Notes Ratings

The ratings assigned to our senior unsecured debt by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service (Moody’s) are BB and Ba3, respectively.

On January 27, 2010, Fitch Ratings (Fitch) lowered its ratings assigned to our senior unsecured debt from BBB- to BB+ and revised its outlook to stable.

Any further downgrades could reduce our access to the capital markets and increase our financing costs.

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

In September 2003, U. S. Steel entered into a 10-year agreement for the supply of various utilities at the Midwest Plant in Indiana. The supplier owns a cogeneration facility consisting of two natural gas fired boilers that generate steam and hot water, a natural gas fired turbine generator and a steam turbine generator for production of electricity on land leased from U. S. Steel. The Midwest Plant’s employees perform the daily operating and maintenance duties and the Midwest Plant supplies natural gas to fuel the boilers and the turbine generator. U. S. Steel is obligated to purchase steam, hot water and electricity requirements (up to the facility’s capacity) at fixed prices throughout the term and pay annual capacity and operating and maintenance fees. U. S. Steel has no ownership interest in this facility.

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

Other guarantees, indemnifications and take-or-pay arrangements are discussed in Notes 18 and 28 to the Financial Statements.

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

Our U. S. facilities are subject to the U.S. environmental standards, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA) and the Comprehensive Environmental Response, Compensation and Liability Act, as well as state and local laws and regulations.

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

The Canadian and Ontario governments have identified a sediment deposit in Hamilton Harbor near USSC’s Hamilton Works for remediation, which the regulatory agencies estimated several years ago will require expenditures of approximately C$90 million (approximately $85 million). The national and provincial governments have each allocated C$30 million (approximately $28 million) for this project and they have stated that they will be looking for local sources, including industry, to fund the remaining one third. USSC has committed C$7 million (approximately $7 million) as its contribution. Additional contributions may be sought.

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

USSS is subject to the environmental laws of Serbia. Under the terms of the acquisition in 2003, USSS is responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study in June 2004, which was submitted to the Government of Serbia. During 2008 and 2009, USSS spent approximately $50 million to reduce air particulate emissions and undertake other environmental projects pursuant to an agreement with the Serbian government.

Many nations, including all where we operate, have or are considering the regulation of carbon dioxide (CO2) emissions. Regulation of CO2 emissions is relevant to the steel industry and U. S. Steel. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The EU has established greenhouse gas regulations; Canada has published details of a regulatory framework for greenhouse gas emissions; and the United States House of Representatives has passed a bill, a bill has been introduced to the Senate and the U. S. Environmental Protection Agency (EPA) has classified CO2 as a harmful gas. Such regulations may entail substantial capital expenditures, restrict production, and raise the price of coal and other carbon based energy sources.

U. S. Steel’s environmental expenditures:

(Dollars in millions)
	2009	2008	2007
North America:
Capital	$28	$44	$21
Compliance
Operating & maintenance	294	409	278
Remediation(a)	19	27	28

Total North America	$341	$480	$327
USSE:
Capital	$67	$55	$51
Compliance
Operating & maintenance	16	17	18
Remediation(a)	7	18	7

Total USSE	$90	$90	$76
Total U. S. Steel	$431	$570	$403

(a)	These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 20 percent of total capital expenditures in 2009, 11 percent in 2008 and 10 percent in 2007.

Environmental compliance expenditures represented three percent of U. S. Steel’s total costs and expenses in 2009 and two percent of U. S. Steel’s total costs and expenses in 2008 and 2007. Remediation spending during 2007 through 2009 was mainly related to remediation activities at former and present operating locations.

RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks.

U. S. Steel is in the study phase of RCRA corrective action programs at our Fairless Plant and Lorain Tubular Operations. RCRA corrective action programs have been initiated at Gary Works, Fairfield Works and USS-POSCO Industries. Until the studies are completed at these facilities, U. S. Steel is unable to estimate the total cost of remediation activities that will be required.

For discussion of other relevant environmental items see “Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2009 and December 31, 2008. These amounts exclude liabilities related to asset retirement obligations accounted for in accordance with ASC Topic 410.

Environmental Remediation Liabilities

(Dollars in millions)	2009	2008
Beginning Balance	$162	$142
Plus: Additions	57	37
Less: Payments	(16)	(17)

Ending Balance	$203	$162

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information and existing laws and regulations as currently implemented, U. S. Steel does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2010. U. S. Steel’s environmental capital expenditures are expected to be approximately $168 million in 2010, $89 million of which is related to projects at USSE. Predictions beyond 2010 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, U. S. Steel anticipates that environmental capital expenditures will be approximately $137 million in 2011, including $26 million for USSE; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

On July 17, 2009, the Attorney General of Canada initiated a proceeding under Section 40 of Canada’s Investment Canada Act by filing an application in the Canadian federal court that seeks to impose a financial penalty on U. S. Steel due to the Company’s alleged failure to comply with two of the 31 undertakings made by U. S. Steel to the Minister of Industry in connection with the 2007 acquisition of Stelco. The specific undertakings at issue concern production and employment levels anticipated at USSC assuming certain business conditions. In response to a previous written demand from the Minister with respect to this matter, the Company provided full disclosure regarding the operations at USSC and the impact that the sudden and severe world-wide economic downturn has had on the global steel sector and all of the Company’s North American operations, including operations at USSC. In accordance with the specific language of the undertakings at issue, the unprecedented economic downturn, the effects of which were beyond the control of the Company, expressly excuse any non-attainment of the production and employment levels targeted by the 2007 submission. The Company is vigorously defending the matter and believes that the action is without justification or authority.

As of December 31, 2009, U. S. Steel was a defendant in approximately 440 active asbestoscases involving approximately 3,040 plaintiffs. Almost 2,560, or approximately 84 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

Outlook for First Quarter 2010

We expect to report an overall operating loss in first quarter 2010 as gradually improving business conditions begin to be reflected in our operating results. We continue to experience improved order rates from several of our end markets. Automotive, service center, converter and appliance customer order rates in North America and Europe are at or near their highest levels in the last twelve months, while in other markets, such as construction, demand remains soft, but due to the low levels of inventory and the anticipated seasonal increases in activity at the end of the first quarter, our construction order book remains stable for both North America and Europe. A gradually strengthening economy should result in improvements in real demand, while apparent demand will likely be positively influenced by the restocking of the manufacturing supply chain, which we believe is under way. Relatively low levels of flat-rolled product imports, if continued, are also expected to support improved order rates. Our Tubular operations are also continuing to experience favorable demand trends, most notably in alloy product at our welded operations in East Texas. At the same time, spot market prices are increasing across all of our segments in response to increased order rates and global raw material cost pressures.

We continue to believe that the U.S. and global economies are in the early stages of a gradual recovery. While we are becoming more optimistic, primarily due to improvements we are starting to see in the manufacturing sector, we remain cautious in our outlook for end user demand.

Flat-rolled results for first quarter 2010 are expected to improve from fourth quarter 2009. The benefits of increases in average realized prices and shipments, efficiencies from increased operating rates and reduced facility repair and maintenance costs are expected to be partially offset by the absence of approximately $55 million of favorable effects from LIFO inventory liquidations and adjustments to employee layoff benefits. Average realized prices are expected to increase from fourth quarter 2009 as we expect to begin realizing the impact of increasing spot market prices later in the first quarter. Increases in our index-based contract prices would be realized later as higher published market price assessments enter the index calculations for future periods. We are currently making steel at six of our seven North American steelmaking locations, with the exception being our Lake Erie Works, which represents approximately ten percent of our annual Flat-rolled raw steel capability. We expect to complete maintenance work on our largest blast furnace, the #14 Blast Furnace at Gary Works, late in the first quarter and have all available capacity in operation at these six locations before the end of the quarter. Overall, raw steel capability utilization rates are expected to increase from the fourth quarter of 2009.

First quarter 2010 results for USSE are expected to be comparable to fourth quarter 2009 as the benefits of increased shipments and operating efficiencies are expected to be offset by higher raw material costs. Euro-based transaction prices are expected to be slightly higher than the fourth quarter as we expect to begin realizing the impact of increasing spot market prices later in the first quarter. However, reported average realized prices are expected to be lower due to foreign currency translation effects. We completed maintenance work on the #3 Blast Furnace at USSK in early February and we are currently operating all five of USSE’s blast furnaces.

We expect our Tubular operations to remain profitable in the first quarter. However, results are expected to decrease from the fourth quarter as the benefits of increased shipments are expected to be offset by increased costs as we continue to increase production to meet increased order rates, as well as the absence of $10 million of favorable fourth quarter items related to favorable effects of LIFO inventory liquidations and adjustments to employee layoff benefits. Seamless and welded tubular product prices are expected to improve throughout the quarter. However, reported average realized prices are expected to decrease as compared to the fourth quarter due to a higher proportion of welded tubular product shipments. We expect increased operating rates at all of our pipe facilities in the first quarter, most notably our welded pipe facility in East Texas. These expected increases should also benefit our Flat-rolled operations that supply substrate requirements to our welded pipe facilities.

Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for variable interest entities. Additionally, FAS 167 will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective January 1, 2010 for companies reporting on a calendar-year basis. The adoption of FAS 167 will result in the deconsolidation of certain of our current variable interest entities, including, Gateway Energy & Coke Company, LLC due to the addition of the power criteria in paragraph 14 of FAS 167. In January 2010, the FASB updated ASC Topic 810, “Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” to incorporate FAS 167.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets” (FAS 166). FAS 166 is a revision to FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and will require more information about transfer of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. Additionally, FAS 166 eliminates the concept of a qualifying special-purpose entity. FAS 166 is effective January 1, 2010 for companies reporting on a calendar-year basis. The adoption of FAS 166 will result in any Receivables Purchase Agreement transactions being accounted for as secured borrowing transactions as of January 1, 2010. In January 2010, the FASB updated ASC Topic 860, “Transfers and Servicing – Accounting for Transfers of Financial Assets,” to incorporate FAS 166. See note 19 for further details of our accounts receivable facility.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management Opinion Concerning Derivative Instruments

U. S. Steel uses commodity-based and foreign currency derivative instruments to manage our market and exchange rate risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase of natural gas and nonferrous metals, and also certain business transactions denominated in foreign currencies. For future periods, U. S. Steel may elect to use hedge accounting for certain commodity or currency transactions. For those transactions, the impact of the effective portion of the hedging instrument will be recognized in other comprehensive income until the transaction is settled. Once the transaction is settled, the effect of the hedged item will be recognized in income. While U. S. Steel’s risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

Management believes that the use of derivative instruments, along with risk assessment procedures and internal controls, does not expose U. S. Steel to material risk. The use of derivative instruments could materially affect U. S. Steel’s results of operations in particular quarterly or annual periods; however, management believes that the use of these instruments will not have a material adverse effect on our financial position or liquidity. For further information regarding derivative instruments see Notes 1 and 15 to the Financial Statements.

Foreign Currency Exchange Rate Risk

U. S. Steel, through USSE and USSC, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro, the Serbian dinar and the Canadian dollar. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel has not elected to use hedge accounting for these contracts. Foreign currency derivative instruments have been marked-to-market and the resulting gains or losses recognized in the current period in net interest and other financial costs. At December 31, 2009 and December 31, 2008, U. S. Steel had open euro forward sales contracts for U.S. dollars (total notional value of approximately $185 million and $363 million, respectively). A 10 percent increase in the December 31, 2009 euro forward rates would result in a $19 million charge to income.

The fair value of our derivatives is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used include quotes from counterparties that are corroborated with market sources.

Future foreign currency impacts will depend upon changes in currencies, the extent to which we engage in derivatives transactions and the balance of the Intercompany Loan. The amount and timing of such borrowings or repayments on the Intercompany Loan will depend upon profits and cash flows of our international operations, future international investments and financing activities, all of which will be impacted by market conditions, operating costs, shipments, prices and foreign exchange rates.

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

U. S. Steel’s market risk strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, U. S. Steel has made forward physical purchases to manage exposure to price risk related to the purchases of natural gas and certain non-ferrous metals used in the production process.

Historically, the forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption in Accounting Standards Codification (ASC) Topic 815. However,

due to reduced natural gas consumption in 2009, we net settled some of our excess natural gas purchase contracts for certain facilities. Therefore, the remaining contracts for natural gas at those facilities no longer met the exemption criteria and were therefore subject to mark-to-market accounting.

As of December 31, 2009, there are no longer natural gas purchase contracts subject to mark-to-market accounting. Fixed-price forward physical purchase contracts entered into for 2010 to partially manage our exposure to natural gas price risk qualify for the normal purchases normal sales exemption.

The fair value of our natural gas derivatives is determined using Level 2 inputs. The inputs used include forward prices derived from the New York Mercantile Exchange. A 10 percent decrease in natural gas prices for open derivative instruments as of December 31, 2009, would not result in a material charge to income.

U. S. Steel held commodity contracts for natural gas that qualified for the normal purchases and normal sales exemption with a total notional value of approximately $44 million at December 31, 2009. Total commodity contracts for natural gas represent approximately 12 percent of our expected North American natural gas requirements.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in year-end 2009 and 2008 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)
	2009		2008
Non-Derivative Financial Instruments(a)	Fair Value(b)	Increase in Fair Value(c)	Fair Value(b)	Increase in Fair Value(c)
Financial assets:
Investments and long-term receivables(d)	$26	$0	$23	$—
Financial liabilities:
Debt(e)(f)	$4,004	$172	$2,650	$106
(a)

Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	See Note 24 to the Financial Statements for carrying value of instruments.
(c)

Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent decrease in interest rates at December 31, 2009 and 2008, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2009, and December 31, 2008.

(d)	For additional information see Note 11 to the Financial Statements.
(e)	Excludes capital lease obligations.
(f)

Fair value was based on the yield on our public debt where available or current borrowing rates available for financings with similar terms and maturities. For additional information see Note 16 to the Financial Statements.

U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only to the extent that we elected to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value. At December 31, 2009, U. S. Steel’s portfolio of debt included €200 million ($288 million) of borrowing under a floating rate revolving credit facility, the fair value of which is not affected by interest rate declines.

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

February 24, 2010

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

United States Steel Corporation seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communication programs aimed at assuring that its policies, procedures and methods are understood throughout the organization.

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

Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Surma	/s/ John H. Goodish
John P. Surma	John H. Goodish
Chairman of the Board of Directors and	Executive Vice President and
Chief Executive Officer	Chief Operating Officer

/s/ Gretchen R. Haggerty	/s/ Gregory A. Zovko
Gretchen R. Haggerty	Gregory A. Zovko
Executive Vice President and Chief Financial Officer	Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Stockholders of United States Steel Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries (the Company) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report to Stockholders – Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 24, 2010

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2009	2008	2007
Net sales:
Net sales	$10,203	$22,466	$15,701
Net sales to related parties (Note 26)	845	1,288	1,172

Total	11,048	23,754	16,873

Operating expenses (income):
Cost of sales (excludes items shown below)	11,597	19,723	14,633
Selling, general and administrative expenses	618	625	589
Depreciation, depletion and amortization (Notes 1 and 13)	661	605	506
Loss (income) from investees	29	(93)	(26)
Net gain on disposals of assets (Notes 6 and 28)	(124)	(17)	(23)
Other income, net (Note 5)	(49)	(158)	(19)

Total	12,732	20,685	15,660

(Loss) income from operations	(1,684)	3,069	1,213
Interest expense	159	169	152
Interest income	(10)	(14)	(79)
Other financial costs (income) (Note 7)	12	(93)	32

Net interest and other financial costs	161	62	105

(Loss) income before income taxes and noncontrolling interests	(1,845)	3,007	1,108
Income tax (benefit) provision (Note 10)	(439)	853	218

Net (loss) income	(1,406)	2,154	890
Less: Net (loss) income attributable to noncontrolling interests	(5)	42	11

Net (loss) income attributable to United States Steel Corporation	$(1,401)	$2,112	$879

(Loss) income per common share (Note 8)
Net (loss) income per share attributable to United States Steel

Corporation shareholders:
- Basic	$(10.42)	$18.04	$7.44
- Diluted	$(10.42)	$17.96	$7.40

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,218	$724
Receivables, less allowance of $39 and $52 (Note 19)	1,423	2,106
Receivables from related parties (Note 26)	144	182
Inventories (Note 9)	1,679	2,492
Income Tax Receivable (Note 10)	214	-
Deferred income tax benefits (Note 10)	299	177
Other current assets	38	51

Total current assets	5,015	5,732
Investments and long-term receivables, less allowance of $22 and $10 (Note 11)	695	695
Property, plant and equipment, net (Note 12)	6,820	6,676
Intangibles—net (Note 13)	281	282
Goodwill (Note 13)	1,725	1,609
Assets held for sale (Note 6)	33	211
Deferred income tax benefits (Note 10)	535	666
Other noncurrent assets	318	216

Total assets	$15,422	$16,087
Liabilities
Current liabilities:
Accounts payable	$1,396	$1,440
Accounts payable to related parties (Note 26)	61	43
Bank checks outstanding	23	11
Payroll and benefits payable	854	967
Accrued taxes (Note 10)	89	203
Accrued interest	32	33
Short-term debt and current maturities of long-term debt (Note 16)	19	81

Total current liabilities	2,474	2,778
Long-term debt, less unamortized discount (Note 16)	3,345	3,064
Employee benefits (Note 20)	4,143	4,767
Deferred credits and other noncurrent liabilities	481	419

Total liabilities	10,443	11,028

Contingencies and commitments (Note 28)

Stockholders’ Equity
Common stock issued—150,925,911 shares and 123,785,911 shares (par value $1 per share, authorized 400,000,000 shares) (Note 22)	151	124
Treasury stock, at cost (7,575,724 shares and 7,587,322 shares)	(608)	(612)
Additional paid-in capital	3,652	2,986
Retained earnings	4,209	5,666
Accumulated other comprehensive loss	(2,728)	(3,269)

Total United States Steel Corporation stockholders’ equity	4,676	4,895

Noncontrolling interests	303	164

Total liabilities and stockholders’ equity	$15,422	$16,087

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2009	2008	2007
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss) income	$(1,406)	$2,154	$890
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation, depletion and amortization (Notes 1 and 13)	661	605	506
Provision for doubtful accounts	8	24	(14)
Pensions and other postretirement benefits	(203)	(502)	(157)
Deferred income taxes	(156)	366	182
Noncash other income (Note 5)	-	(150)	-
Net gains on disposal of assets (Notes 6 and 28)	(124)	(17)	(23)
Distributions received, net of equity investees income	41	(29)	24
Changes in:
Current receivables -sold	-	485	440
-repurchased	-	(635)	(290)
-operating turnover	735	(140)	72
Inventories	867	(376)	305
Current accounts payable and accrued expenses	(347)	81	(440)
Bank checks outstanding	12	(42)	(13)
Foreign currency translation of operating items	(148)	(117)	259
All other, net	(1)	(49)	(9)

Net cash (used in) provided by operating activities	(61)	1,658	1,732

Investing activities:
Capital expenditures	(472)	(735)	(692)
Capital expenditures – variable interest entities	(147)	(161)	-
Acquisition of noncontrolling interests of Clairton 1314B Partnership, L.P.	-	(104)	-
Acquisition of noncontrolling interests of Z-Line Company	(24)	-	-
Acquisition of pickle lines	-	(36)	-
Acquisition of Lone Star Technologies, Inc.	-	-	(1,993)
Acquisition of Stelco Inc.	-	(1)	(2,036)
Disposal of assets	366	24	42
Restricted cash, net	(59)	2	13
Investments, net	(38)	(21)	(9)

Net cash used in investing activities	(374)	(1,032)	(4,675)

Financing activities:
Revolving credit facilities -borrowings	-	359	-
-repayments	-	(44)	-
Issuance of long-term debt, net of refinancing costs	966	-	2,976
Repayment of long-term debt	(800)	(380)	(873)
Common stock issued	667	5	18
Common stock repurchased	-	(227)	(117)
Distributions from (to) noncontrolling interests	161	102	(14)
Dividends paid	(56)	(129)	(95)
Excess tax benefits from stock-based compensation	-	9	9

Net cash provided by (used in) financing activities	938	(305)	1,904

Effect of exchange rate changes on cash	(9)	2	18

Net increase (decrease) in cash and cash equivalents	494	323	(1,021)
Cash and cash equivalents at beginning of year	724	401	1,422

Cash and cash equivalents at end of year	$1,218	$724	$401

  See Note 25 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
	2009	2008	2007	2009	2008	2007
Common stock:
Balance at beginning of year	$124	$124	$124	123,786	123,786	123,786
Common stock issued	27	-	-	27,140	-	-

Balance at end of year	$151	$124	$124	150,926	123,786	123,786
Treasury stock:
Balance at beginning of year	$(612)	$(395)	$(317)	(7,587)	(5,791)	(5,241)
Common stock repurchased	-	(227)	(117)	-	(2,015)	(1,190)
Common stock reissued for employee/non-employee director stock plans	4	10	39	11	219	640

Balance at end of year	$(608)	$(612)	$(395)	(7,576)	(7,587)	(5,791)
Additional paid-in capital:
Balance at beginning of year	$2,986	$2,955	$2,942
Common stock issued	640	-	-
Employee stock plans	26	31	13

Balance at end of year	$3,652	$2,986	$2,955

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Continued)

				Comprehensive (Loss) Income
(Dollars in millions)	2009	2008	2007	2009	2008	2007
Retained earnings:
Balance at beginning of year	$5,666	$3,683	$2,902
Net (loss) income attributable to United States Steel Corporation	(1,401)	2,112	879	$(1,401)	$2,112	$879
Dividends on common stock	(56)	(129)	(95)
Cumulative effect of FASB Interpretation No. 48 adoption	-	-	(3)

Balance at end of year	$4,209	$5,666	$3,683
Accumulated other comprehensive (loss) income:
Pension and other benefit adjustments (Note 20):
Balance at beginning of year	$(3,260)	$(1,332)	$(1,555)
Changes during year, net of taxes(a)	276	(1,920)	233	276	(1,920)	233
Changes during year, equity investee net of taxes	(29)	(8)	(10)	(29)	(8)	(10)

Balance at end of year	$(3,013)	$(3,260)	$(1,332)

Foreign currency translation adjustments:
Balance at beginning of year	$(9)	$496	$269
Changes during year	294	(505)	227	294	(505)	227

Balance at end of year	285	(9)	496

Total balances at end of year	$(2,728)	$(3,269)	$(836)
Total stockholders' equity	$4,676	$4,895	$5,531
Noncontrolling interests:
Balance at beginning of year	$164	$88	$38
Net (loss) income	(5)	42	11	(5)	42	11
Partner contributions (distributions)	161	102	(14)
Acquisition of noncontrolling interest	(28)	(32)	-
Acquisition of business with noncontrolling interest	-	-	53
Purchase price adjustment	-	(25)	-
Currency translation adjustment	5	(9)	-
Other	6	(2)	-

Balance at end of year	$303	$164	$88
Total comprehensive (loss) income				$(865)	$(279)	$1,340
(a) Related income tax (provision) benefit:
FAS 158 pension and other benefits adjustments	(217)	1,110	(166)

The accompanying notes are an integral part of these consolidated financial statements.

1.	Nature of Business and Significant Accounting Policies

Nature of Business

United States Steel Corporation (U. S. Steel or the Company) produces and sells steel mill products, including flat-rolled and tubular products, in North America and Europe. Operations in North America also include transportation services (railroad and barge operations), real estate operations and engineering consulting services.

Significant Accounting Policies

Principles applied in consolidation

These financial statements include the accounts of U. S. Steel and its majority-owned subsidiaries. Additionally, variable interest entities for which U. S. Steel is the primary beneficiary are included in the consolidated financial statements and their impacts are either partially or completely offset by noncontrolling interest. Intercompany accounts, transactions and profits have been eliminated in consolidation.

Investments in entities over which U. S. Steel has significant influence are accounted for using the equity method of accounting and are carried at U. S. Steel’s share of net assets plus loans, advances and our share of earnings less distributions. Differences in the basis of the investment and the underlying net asset value of the investee, if any, are amortized into earnings over the remaining useful life of the associated assets.

Income from investees includes U. S. Steel’s share of income from equity method investments, which is generally recorded a month in arrears, except for significant and unusual items which are recorded in the period of occurrence. Gains or losses from changes in ownership of unconsolidated investees are recognized in the period of change. Intercompany profits and losses on transactions with equity investees have been eliminated in consolidation, subject to lower of cost or market inventory adjustments.

U. S. Steel evaluates impairment of its equity method investments whenever circumstances indicate that a decline in value below carrying value is other than temporary. Under these circumstances, we adjust the investment down to its estimated fair value, which then becomes its new carrying value.

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

Inventories

Inventories are carried at the lower of cost or market. U. S. Steel applies the provisions of Accounting Standards Codification (ASC) Topic 330 to value its inventory. Fixed costs related to abnormal production capacity are expensed in the period incurred rather than capitalized into inventory.

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used on 49 percent and 39 percent of consolidated inventories at December 31, 2009 and 2008, respectively.

Derivative instruments

U. S. Steel uses commodity-based and foreign currency derivative instruments to manage its exposure to price and foreign currency exchange rate risk. Forward physical purchase contracts and foreign exchange forward contracts are used to reduce the effects of fluctuations in the purchase price of natural gas and certain nonferrous metals and also certain business transactions denominated in foreign currencies. U. S. Steel has not at this time elected to designate derivative instruments as qualifying for hedge accounting treatment. As a result, the changes in fair value of these derivatives are recognized immediately in results of operations. Historically, the forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption in ASC Topic 815 and have therefore not required derivative accounting. However, due to reduced natural gas consumption in 2009, we net settled some of our excess natural gas purchase contracts for certain facilities. Therefore, the remaining contracts for natural gas at those facilities no longer met the exemption criteria and were therefore subject to mark-to-market accounting. See Note 15 for further details on U. S. Steel’s derivatives.

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

The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. We have two reporting units that have a significant amount of goodwill. Our Flat-rolled reporting unit was allocated goodwill from the Stelco Inc. (Stelco) and Lone Star acquisitions in 2007. These amounts reflect the benefits we expect the Flat-rolled reporting unit to realize from expanding our flexibility in meeting our customers’ needs and running our Flat-rolled facilities at higher operating rates to source our semi-finished product needs. Our Texas Operations reporting unit, which is part of our Tubular operating segment, was allocated goodwill from the Lone Star acquisition, reflecting the benefits we expect the reporting unit to realize from the expansion of our tubular operations.

Fair value for each reporting unit with goodwill is determined in accordance with ASC Topic 820 on fair value, which requires consideration of the income, market and cost approaches as applicable. There has been no impairment of our goodwill as of December 31, 2009.

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

See Note 13 for further details on our evaluation of goodwill and intangible asset impairment.

Property, plant and equipment

Property, plant and equipment is carried at cost. Effective January 1, 2009, U. S. Steel records depreciation on a straight-line basis for all assets. Prior to January 1, 2009, U. S. Steel recorded depreciation on a modified straight-line basis for certain steel-producing assets located in the United States based on raw steel production levels. For the year ended December 31, 2009, the modified straight-line basis of depreciation would have reduced our loss from operations, net loss and net loss per common share by $55 million, $34 million and $0.25, respectively.

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

Asset retirement obligations

Asset retirement obligations (AROs) are initially recorded at fair value and are capitalized as part of the cost of the related long-lived asset and depreciated in accordance with U. S. Steel’s depreciation policies for property, plant and equipment. The fair value of the obligation is determined as the discounted value of expected future cash flows. Accretion expense is recorded each month to increase this discounted obligation over time. Certain AROs, primarily related to our integrated steel facilities, are not recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate fair value.

Pensions, other postretirement and postemployment benefits

U. S. Steel has non-contributory defined benefit pension plans and defined benefit retiree health care and life insurance plans (Other Benefits) that cover the majority of its employees in North America upon their retirement. Non-union salaried employees in the United States hired on or after July 1, 2003 participate in a defined contribution plan whereby U. S. Steel contributes a certain percentage of salary based upon attained age each year. In addition, most domestic salaried employees participate in defined contribution plans (401(k) plans) whereby the Company matches a certain percentage of salary based upon the amount of each participant’s contributions and years of service with the Company. The Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour, currently covers approximately 48 percent of its union employees in the United States. Government-sponsored programs into which U. S. Steel makes required contributions cover the majority of U. S. Steel’s European employees.

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

U. S. Steel records costs associated with ongoing benefit arrangements for employees associated with temporary idling of facilities and reduced production in the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable. See Note 20 for further details.

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

Foreign currency translation

U. S. Steel is subject to the risk of fluctuations due to the effects of exchange rates on revenues and operating costs and existing assets or liabilities denominated in currencies other than our reporting currency, the U.S. dollar.

The functional currency for U. S. Steel Europe (USSE) is the euro (€). U. S. Steel Canada Inc.’s (USSC) functional currency is the Canadian dollar (C$). Assets and liabilities of these entities are translated to U.S. dollars at period-end exchange rates. Revenue and expenses are translated using the average exchange rate for the reporting period. Resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity.

Stock-based compensation

U. S. Steel accounts for its various stock-based employee compensation plans in accordance with the guidance in ASC Topic 718 on stock compensation (see Note 14).

Deferred taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include U. S. Steel’s expectation to generate sufficient future taxable income and the projected time period over which these deferred tax assets will be realized. U. S. Steel records a valuation allowance when necessary to reduce deferred tax assets to the amount that will more likely than not be realized. A full valuation allowance is recorded for Canadian deferred tax assets due to the absence of positive evidence at USSC to support the realizability of the assets. A full valuation allowance is also recorded for U. S. Steel Serbia (USSS) deferred tax assets because current projected investment tax credits, which must be used before net operating losses and credit carryforwards, are more than sufficient to offset future tax liabilities. Deferred tax liabilities have not been recognized for the undistributed earnings of certain foreign subsidiaries, primarily U. S. Steel Košice (USSK), because management intends to indefinitely reinvest such earnings in foreign operations. See Note 10 for further details of deferred taxes.

Insurance

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

Sales taxes

Sales are recorded net of sales taxes charged to customers. Sales taxes primarily relate to value-added tax on sales.

Reclassifications

The balance sheet as of December 31, 2008 includes certain reclassifications and adjustments that were made to conform the presentation and disclosure to U. S. Steel’s current presentation, as required by the guidance in ASC Topic 810 on consolidation. Certain other reclassifications of prior years’ data have been made to conform to the current year presentation.

Subsequent Events

U. S. Steel has evaluated subsequent events through February 24, 2010, the date it filed its report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission, and has no material subsequent events to report other than the item disclosed in Note 29.

2.	New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for variable interest entities. Additionally, FAS 167 will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective January 1, 2010 for companies reporting on a calendar-year basis. The adoption of FAS 167 will result in the deconsolidation of certain of our current variable interest entities, including, Gateway Energy & Coke Company, LLC due to the addition of the power criteria in paragraph 14 of FAS 167. In January 2010, the FASB updated ASC Topic 810 – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities to incorporate FAS 167.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets” (FAS 166). FAS 166 is a revision to FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and will require more information about transfer of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. Additionally, FAS 166 eliminates the concept of a qualifying special-purpose entity. FAS 166 is effective January 1, 2010 for companies reporting on a calendar-year basis. The adoption of FAS 166 will result in any transactions under our receivables purchase agreement being accounted for as secured borrowing transactions as of January 1, 2010. In January 2010, the FASB updated ASC Topic 860 – Accounting for Transfers of Financial Assets to incorporate FAS 166. See note 19 for further details of our accounts receivable facility.

3.	Segment Information

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), USSE and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of slabs, rounds, strip mill plates, sheets, tin mill products as well as all iron ore and coke production facilities in the United States and Canada. The steel rounds and a portion of the hot-rolled sheets produced by Flat-rolled are supplied to the Tubular segment. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill and coke production facilities in Slovakia; USSS, U. S. Steel’s integrated steel mill and other facilities in Serbia; and equity investees located in Europe. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells sheet, slabs, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities, primarily in the United States, and equity investees in the United States and Brazil. These operations produce and sell seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets.

Other Businesses includes transportation services (railroad and barge operations), real estate operations and engineering consulting services.

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

The results of segment operations are as follows:

(In millions)	Customer sales	Intersegment sales	Net sales	(Loss) Income from equity investees	(Loss) Income from operations	Depreciation, depletion & amortization	Capital expenditures(a)
2009
Flat-rolled	$6,814	$331	$7,145	$(24)	$(1,438)	$460	$338
USSE	2,944	3	2,947	-	(208)	143	113
Tubular	1,216	5	1,221	(5)	57	45	12

Total reportable segments	10,974	339	11,313	(29)	(1,589)	648	463
Other Businesses	74	218	292	-	(2)	13	9
Reconciling Items	-	(557)	(557)	-	(93)	-	-

Total	$11,048	$-	$11,048	$(29)	$(1,684)	$661	$472

2008
Flat-rolled	$13,789	$1,499	$15,288	$101	$1,390	$386	$465
USSE	5,487	30	5,517	1	491	145	210
Tubular	4,251	2	4,253	(9)	1,207	62	29

Total reportable segments	23,527	1,531	25,058	93	3,088	593	704
Other Businesses	227	690	917	-	77	12	31
Reconciling Items	-	(2,221)	(2,221)	-	(96)	-	-

Total	$23,754	$-	$23,754	$93	$3,069	$605	$735

2007
Flat-rolled	$9,986	$467	$10,453	$24	$382	$335	$418
USSE	4,667	-	4,667	1	687	123	215
Tubular	1,985	-	1,985	2	356	32	23

Total reportable segments	16,638	467	17,105	27	1,425	490	656
Other Businesses	235	255	490	(1)	84	16	36
Reconciling Items	-	(722)	(722)	-	(296)	-	-

Total	$16,873	$-	$16,873	$26	$1,213	$506	$692

(a)	Excludes capital spending by variable interest entities, which is not funded by U. S. Steel.

The following is a schedule of reconciling items to income (loss) from operations:

Segment Reconciling Items

(In millions)	2009	2008	2007
Items not allocated to segments:
Retiree benefit expenses(a)	$(134)	$(22)	$(143)
Other items not allocated to segments:
Federal excise tax refund (Note 5)	34	-	-
Net gain on the sale of assets (Note 6)	97	-	-
Litigation reserve(b)	45	(45)	-
Environmental remediation charge (Note 28)	(49)	(23)	-
Workforce reduction charges (Note 20)	(86)	-	(57)
Deferred gain recognition (Note 5)	-	150	-
Labor agreement signing payments (Note 17)	-	(105)	-
Asset impairment charge(c)	-	(28)	-
Flat-rolled inventory transition effects(d)	-	(23)	(58)
Tubular inventory transition effects(e)	-	-	(38)

Total other items not allocated to segments	41	(74)	(153)

Total reconciling items	$(93)	$(96)	$(296)
(a)	Includes retiree benefit expense for retirees of Lone Star Technologies, Inc. and Stelco Inc. from the date of acquisition on June 14, 2007 and October 31, 2007, respectively (see Note 4). In 2007, the retiree benefit expense associated with a provision of the 2003 Basic Labor Agreement was eliminated.
(b)	A litigation reserve involving a rate escalation provision in a U. S. Steel power supply contract was established in 2008 as a result of a court ruling and was subsequently reversed in 2009 as the decision was overturned.
(c)	In December 2008, U. S. Steel decided to exit the drawn-over-mandrel tubular products business. A pre-tax charge of $28 million was taken in 2008 associated with this action principally to write down to fair value equipment associated with this business.
(d)	The impact of selling inventory acquired from Stelco Inc., which had been recorded at fair value.
(e)	Charge reflecting the effects of conforming certain inventories acquired from Lone Star Technologies, Inc. to our unified business model and the impact of selling acquired inventory, which had been recorded at fair value.

Net Sales by Product:

The following summarizes net sales by product:

(In millions)	2009	2008	2007
Flat-rolled	$9,205	$18,291	$13,673
Tubular	1,281	4,367	2,065
Raw materials (coke and iron ore)	68	198	246
Other(a)	494	898	889

Total	$11,048	$23,754	$16,873
(a)	Includes sales of steel production by-products, transportation services (railroad and barge operations), real estate operations and engineering consulting services.

Geographic Area:

The information below summarizes net sales and property, plant and equipment and other long-term assets based on the location of the operating segment to which they relate.

(In millions)	Year	Net Sales	Assets
North America	2009	$8,104	$5,925	(a)
	2008	$18,269	$5,799	(a)
	2007	$12,207	$5,801	(a)

Europe	2009	2,944	1,522	(b)
	2008	5,487	1,540	(b)
	2007	4,667	1,516	(b)

Other Foreign Countries	2009	-	40
	2008	-	29
	2007	-	45

Eliminations	2009	-	-
	2008	(2)	-
	2007	(1)	-

Total	2009	$11,048	$7,487
	2008	$23,754	$7,368
	2007	$16,873	$7,362
(a)	Assets valued at $4,346 million, $4,332 million and $3,975 million were located in the United States at December 31, 2009, 2008 and 2007, respectively.
(b)	Assets valued at $1,282 million, $1,295 million and $1,315 million were located in Slovakia at December 31, 2009, 2008 and 2007, respectively.

4.	Acquisitions

Z-Line Company

As a result of the minority owner’s exercise of a put option, U. S. Steel acquired the minority owner’s 40 percent ownership interest in Z-Line Company (Z-Line), a partnership, on December 23, 2009 for C$26 million (approximately $24 million). Z-line owned and operated a galvanizing/galvannealing line located within Hamilton Works in Ontario, Canada. The acquisition has been accounted for in accordance with ASC Topic 810, “Consolidations.”

Clairton 1314B Partnership, L.P.

On October 31, 2008, U. S. Steel acquired the interests in the Clairton 1314B Partnership, L.P. (Clairton 1314B) held by unrelated parties for $104 million, and 1314B was terminated. The acquisition was accounted for in accordance with FAS 141, “Business Combinations” (FAS 141). U. S. Steel accounted for the purchase price of this acquisition, in excess of the acquired noncontrolling interests, using step acquisition accounting. This resulted in a partial step-up in the book value of property, plant and equipment of $73 million, which will be depreciated over 15 years (see Note 5).

Pickle Lines

On August 29, 2008, USSC paid C$38 million (approximately $36 million) to acquire three pickle lines in Nanticoke, Ontario. The acquisition of the pickle lines strengthens USSC’s position as a premier supplier of flat-rolled steel products to the North American market. The acquisition was accounted for in accordance with FAS 141. The purchase price was allocated to property, plant and equipment.

Stelco Inc.

On October 31, 2007, U. S. Steel paid $1,237 million to acquire all of the outstanding stock and stock equivalents of Stelco and the company was renamed U. S. Steel Canada Inc. U. S. Steel also paid $785 million to retire substantially all of the outstanding debt of Stelco and made a $34 million contribution to Stelco’s main pension plans at closing.

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

The total purchase price of $2,037 million reflects the $2,056 million of payments detailed above, net of cash acquired of $32 million, and including direct acquisition costs of $13 million. The purchase price was allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill. The amount allocated to goodwill reflects the benefits U. S. Steel expects to realize from expanding our flexibility in meeting customer needs and our sources of semi-finished products. The goodwill associated with this transaction was allocated to the Flat-rolled segment.

The acquisition was accounted for in accordance with FAS 141. The following table presents the allocation of the aggregate purchase price based on estimated fair values:

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

Goodwill and the identifiable intangible assets, principally customer relationships, are not deductible for tax purposes. Customer relationships of approximately C$88 million (approximately $83 million at December 31, 2009) are subject to amortization for book purposes over a period of 23 years. Goodwill is subject to impairment testing on an annual basis in accordance with ASC Topic 350 (see Note 13).

The following unaudited pro forma information for U. S. Steel for the year ended December 31, 2007 includes the results of the Stelco acquisition as if it had been consummated at the beginning of 2007. The unaudited pro forma data is based on historical information and does not include anticipated cost savings or other effects of the integration of Stelco. Accordingly, the unaudited pro forma data does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

Year Ended December 31,
(In millions, except per share amounts)	2007
Net sales	$18,767
Net income	842
Net income per share:
- Basic	$7.13
- Diluted	$7.09

Lone Star Technologies, Inc.

On June 14, 2007, U. S. Steel acquired all of the outstanding shares of Lone Star for $2,050 million ($67.50 per share).

The results of operations for Lone Star are included in U. S. Steel’s consolidated statement of operations as of the date of the acquisition. Lone Star is reported as part of U. S. Steel’s Tubular segment.

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

The total purchase price of $1,993 million reflects the $2,050 million share purchase, net of cash acquired of $71 million, and includes direct acquisition costs of $14 million. The purchase price was allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The amount allocated to goodwill reflects the benefits U. S. Steel expects to realize from expanding our Tubular operations and from running our Flat-rolled facilities at higher operating rates. Approximately $330 million of goodwill was allocated to the Flat-rolled segment. The balance of the goodwill was allocated to the Tubular segment.

The acquisition was accounted for in accordance with FAS 141. The following table presents the allocation of the aggregate purchase price based on estimated fair values:

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

Goodwill and the identifiable intangible assets, principally water rights and customer relationships, are not deductible for tax purposes. Customer relationships of approximately $130 million are subject to amortization for book purposes over a period of 22 years. It was determined that water rights of approximately $75 million have an indefinite life. Goodwill and intangible assets with an indefinite life are subject to impairment testing on an annual basis in accordance with ASC Topic 350 (see Note 13). Other identifiable intangible assets are being amortized over an average period of approximately 13 years.

The following unaudited pro forma information for U. S. Steel for the year ended December 31, 2007 includes the results of the Lone Star acquisition as if it had been consummated at the beginning of 2007. The unaudited pro forma data is based on historical information and does not include anticipated cost savings or other effects of the integration of Lone Star. Accordingly, the unaudited pro forma data does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

Year Ended December 31,
(In millions, except per share amounts)	2007
Net sales	$17,450
Net income	887
Net income per share:
- Basic	$7.51
- Diluted	$7.46

5.	Other Income

Other income for 2009 primarily consists of a refund of $34 million associated with the recovery of black lung excise taxes that were paid on coal export sales from 1990 to 1992. Of the $34 million of cash received, $24 million represents interest.

Other income for the year ended December 31, 2008 primarily consists of the recognition of a $150 million noncash deferred gain established to address U. S. Steel’s obligation to fund operating cash shortfalls of Clairton 1314B and to cover certain indemnifications related to the partnership. U. S. Steel was the sole general partner and there were two unaffiliated limited partners of Clairton 1314B. With the acquisition of the remaining interests (see Note 4), the partnership was terminated and we no longer have the related obligation.

6.	Assets Held for Sale

As of December 31, 2009, U. S. Steel had classified certain assets at Hamilton Works, consisting primarily of property, plant and equipment, as held for sale in accordance with ASC Topic 360 on impairment and disposal of long-lived assets.

On January 31, 2009, U. S. Steel completed the sale of the majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) to Canadian National Railway Company (CN) for approximately $300 million. U. S. Steel retained railroad assets, equipment, and employees that support the Gary Works. As a result of the transaction, U. S. Steel recognized a gain of approximately $97 million, net of a $10 million pension curtailment charge (see Note 20). As of December 31, 2008, the assets of EJ&E that were to be sold, consisting primarily of property, plant and equipment, were classified as held for sale in accordance with ASC Topic 360.

7.	Net Interest and Other Financial Costs

(In millions)	2009	2008	2007
Interest income:
Interest income	$10	$14	$52
Interest on deposits for National retiree benefits(a)	-	-	27

Total interest income	10	14	79

Interest expense and other financial costs:
Interest incurred	174	185	129
Less interest capitalized	15	14	7

Net interest incurred	159	171	122
Interest on liability for National retiree benefits(a)	-	-	27
Interest on tax issues	-	(2)	3

Total interest expense	159	169	152

Foreign currency gains(b)	(8)	(103)	(4)
Loss on debt extinguishment	-	-	26	(c)
Financial costs on:
Sale of receivables	3	4	4
$750 million Amended Credit Agreement	4	1	-
Inventory facility	-	-	2
Amortization of discounts and deferred financing costs	13	5	4

Total other financial costs (income)	12	(93)	32

Net interest and other financial costs	$161	$62	$105
(a)	Interest related to the short-term investment of funds held to provide assistance for health care costs to certain retirees of National Steel Corporation. This funding obligation ceased in 2007.
(b)	The functional currency for USSE is the euro and the functional currency for USSC is the C$. Foreign currency net gains are a result of transactions denominated in currencies other than the euro (principally the U.S. dollar, Slovak koruna (prior to July 8, 2008) or Serbian dinar or the C$ (principally the U.S. dollar)), respectively. Additionally, foreign currency net gains include the impacts of the remeasurement of a U.S. dollar-denominated intercompany loan to a European subsidiary and impacts of Euro-U.S. dollar derivatives activity.
(c)	Charge related to the premium and fees paid on the redemption of the 9.75% Senior Notes and the redemption of the Senior Quarterly Income Debt Securities.

The Slovak Republic entered into the Eurozone effective January 1, 2009. The entry was approved by the European Council on June 19, 2008, and the definitive exchange rate of 30.126 Slovak koruna per euro was established on July 8, 2008. The setting of the definitive exchange rate significantly reduced the company’s exposure to fluctuations between the Slovak koruna and the euro.

8.	Income and Dividends Per Common Share

Basic net income or loss per common share is based on the weighted average number of common shares outstanding during the period.

Diluted net income per common share assumes the exercise of stock options and the vesting of restricted stock, restricted stock units and performance awards and the conversion of convertible notes (under the “if-converted” method), provided in each case the effect is dilutive. Due to the net loss position for the year ended December 31, 2009, no securities were included in the computation of diluted net loss per common share because the effect would be antidilutive. Securities granted under our 2005 Stock Incentive Plan represented 3,122,034 potentially dilutive shares for the year ended December 31, 2009. Securities convertible under our Senior Convertible Notes represented 27,058,719 potentially dilutive shares for the year ended December 31, 2009. Securities granted under our 2005 Stock Incentive Plan representing 553,127 and 232,797 shares were outstanding at December 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

(Dollars in millions, except per share amounts)	2009	2008	2007
Net (loss) income attributable to United States Steel Corporation shareholders	$(1,401)	$2,112	$879
Plus income effect of assumed conversion-interest on convertible notes	-	-	-

Net (loss) income after assumed conversion	$(1,401)	$2,112	$879

Weighted-average shares outstanding (in thousands):
Basic	134,469	117,102	118,090
Effect of convertible notes	-	-	-
Effect of stock options	-	351	482
Effect of dilutive restricted stock, performance awards and restricted stock units	-	168	243

Adjusted weighted-average shares outstanding, diluted	134,469	117,621	118,815

Basic earnings per common share	$(10.42)	$18.04	$7.44

Diluted earnings per common share	$(10.42)	$17.96	$7.40

Quarterly dividends on common stock in 2009 were 30 cents per share for the first quarter and five cents per share for the second, third and fourth quarters.

Quarterly dividends on common stock in 2008 were 25 cents per share for the first and second quarters and 30 cents per share for the third and fourth quarters.

Quarterly dividends on common stock in 2007 were 20 cents per share for each quarter.

9.	Inventories

(In millions)	December 31, 2009	December 31, 2008
Raw materials	$492	$1,322
Semi-finished products	741	552
Finished products	336	518
Supplies and sundry items	110	100

Total	$1,679	$2,492

Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $1.1 billion in both 2009 and 2008. Cost of sales was reduced and income from operations was improved by $135 million, $145 million and $29 million in 2009, 2008 and 2007, respectively, as a result of liquidations of LIFO inventories.

During the year ended December 31, 2009 and 2008, we recorded lower of cost or market related charges totaling approximately $165 million and $90 million, respectively.

Inventory includes $101 million and $96 million of land held for residential/commercial development as of December 31, 2009 and 2008, respectively.

From time to time, U. S. Steel has coke swap agreements with other steel manufacturers designed to reduce transportation costs. U. S. Steel shipped approximately 149,000 tons and received approximately 162,000 tons of coke under the swap agreements during 2009. U. S. Steel shipped approximately 1,000,000 tons and received approximately 936,000 tons of coke under the swap agreements during 2008.

U. S. Steel also has iron ore pellet swap agreements with an iron ore mining and processing company to obtain iron ore pellets. U. S. Steel shipped and received approximately 1,015,000 tons and 1,936,000 tons of iron ore pellets during 2009 and 2008, respectively.

The coke and iron ore pellet swaps are recorded at cost as nonmonetary transactions. There was no income statement impact related to these swaps.

10.	Income Taxes

Provisions (benefits) for income taxes

	2009			2008			2007
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(277)	$(103)	$(380)	$385	$248	$633	$(23)	$151	$128
State and local	(8)	(53)	(61)	62	34	96	(3)	33	30
Foreign	2	-	2	40	84	124	62	(2)	60

Total	$(283)	$(156)	$(439)	$487	$366	$853	$36	$182	$218

A reconciliation of the federal statutory tax rate of 35 percent to total provisions follows:

(In millions)	2009	2008	2007
Statutory rate applied to income (loss) before income taxes	$(646)	$1,052	$388
Effects of foreign operations	298	(114)	(120)
Noncontrolling interests	2	(15)	(4)
Excess percentage depletion	(29)	(79)	(47)
State and local income taxes after federal income tax effects	(40)	62	20
Adjustments of prior years’ federal income taxes	(24)	(15)	(1)
Tax credits	(5)	(20)	(18)
Deduction for domestic production activities	-	(26)	-
Other	5	8	-

Total (benefits) provisions	$(439)	$853	$218

The effective tax benefit rate for 2009 is lower than the statutory rate because losses in Canada and Serbia, which are jurisdictions where we have recorded full valuation allowances, do not generate a tax benefit for accounting purposes.

Income tax receivable

The income tax receivable of $214 million at December 31, 2009 reflects the federal income tax refund that we expect to receive in 2010 as a result of carrying back our 2009 losses to prior years.

Unrecognized tax benefits

The total amount of unrecognized tax benefits was $106 million, $99 million and $68 million as of December 31, 2009, 2008 and 2007, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $77 million as of December 31, 2009. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of December 31, 2009, 2008 and 2007, U. S. Steel had accrued liabilities of $4 million, $4 million and $6 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2009	2008	2007
Unrecognized tax benefits, beginning of year	$99	$68	$44
Increases - tax positions taken in prior years	24	24	28
Decreases - tax positions taken in prior years	(27)	(17)	(19)
Increases - current tax positions	14	34	15
Settlements	-	(10)	-
Lapse of statute of limitations	(4)	-	-

Unrecognized tax benefits, end of year	$106	$99	$68

It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax issues will not change by a material amount.

Taxes on foreign income

Pre-tax loss for 2009 included a loss of $845 million attributable to foreign sources. Pre-tax income for the years 2008 and 2007 included income of $684 million and $513 million, respectively, attributable to foreign sources. As of December 31, 2009, it remains U. S. Steel’s intention to continue to indefinitely reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2009, amounted to $2,901 million. If such earnings were not indefinitely reinvested, a U.S. deferred tax liability of approximately $870 million would have been required.

The Slovak Income Tax Act provided an income tax credit which was available to USSK if certain conditions were met. In order to claim the tax credit in any year, 60 percent of USSK’s sales must be export sales and USSK must reinvest the tax credits claimed in qualifying capital expenditures during the year in which the credit is claimed and the following four years. The provisions of the Slovak Income Tax Act permitted USSK to claim a tax credit of 50 percent of the current statutory rate of 19 percent for the years 2005 through 2009. As a result of conditions imposed when Slovakia joined the European Union (EU) that were amended by a 2004 settlement with the EU, the total tax credit granted to USSK for the period 2000 through 2009 was limited to $430 million.

Tax years subject to examination

Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2006 and forward*

U.S. States – 2002 and forward

Slovakia – 2004 and forward

Serbia – 2005 and forward

Canada Federal – 2004 and forward

*Lone Star has open tax years for its U.S. federal returns dating back to 1988 due to the presence of net operating loss (NOL) carryforwards.

Status of IRS examinations

The IRS audit of U. S. Steel’s 2006 and 2007 tax returns is expected to be completed in the first quarter of 2010. The results of the audits are not expected to have a material impact on U. S. Steel.

Deferred taxes

Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2009	2008
Deferred tax assets:
State tax credit carryforwards (expiring in 2014 through 2029)	$17	$15
State tax loss carryforwards (expiring in 2014 through 2029)	52	12
Federal tax loss carryforwards	-	15
Minimum tax credit carryforwards	14	12
General business credit carryforwards	1	-
Foreign tax loss and credit carryforwards (expiring in 2010 through 2029)	485	137
Employee benefits	1,622	1,887
Receivables, payables and debt	43	45
Expected federal benefit for deducting state deferred income taxes	24	42
Inventory	154	-
Contingencies and accrued liabilities	141	133
Valuation allowances:
Foreign	(575)	(328)

Total deferred tax assets	1,978	1,970

Deferred tax liabilities:
Property, plant and equipment	981	952
Investments in subsidiaries and equity investees	80	96
Inventory	-	11
Other temporary differences	83	77

Total deferred tax liabilities	1,144	1,136

Net deferred tax asset	$834	$834

At December 31, 2009 and 2008, the net domestic deferred tax asset was $731 million and $802 million, respectively. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and payments are made for retirees. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

At December 31, 2009 and 2008, foreign deferred tax assets recorded were $103 million and $32 million, respectively, net of established valuation allowances of $575 million and $328 million, respectively. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is recorded for Canadian deferred tax assets due to the absence of positive evidence at USSC to support the realizability of the deferred tax assets. A full valuation allowance is also recorded for Serbian deferred tax assets because current projected investment tax credits, which must be used before net operating losses and credit carryforwards, are more than sufficient to offset future tax liabilities. If USSC and USSS generate sufficient income, the valuation allowance of $514 million for Canadian deferred tax assets and $46 million for Serbian deferred tax assets as of December 31, 2009, would be partially or fully reversed at such time that it is more likely than not that the Company will realize the deferred tax assets. Any reversals of these amounts will result in a decrease to tax expense.

11.	Investments and Long-Term Receivables

	December 31,
(In millions)	2009	2008
Equity method investments	$668	$672
Receivables due after one year, less allowance of $22 and $10	21	18
Other	6	5

Total	$695	$695

Investees accounted for using the equity method include:

Investee	Country	December 31, 2009 Ownership
Acero Prime, S. R. L. de CV	Mexico	40%
Apolo Tubulars S.A.	Brazil	50%
Arnaud Railway Company(c)	Canada	44.6%
Baycoat	Canada	50%
Baycoat Limited	Canada	50%
Chrome Deposit Corporation	United States	50%
D.C. Chrome Limited	Canada	50%
Double Eagle Steel Coating Company	United States	50%
Double G Coatings Company L.P.	United States	50%
Feralloy Processing Company	United States	49%
Hibbing Development Company	United States	24.1%
Hibbing Taconite Company(a)	United States	14.7%
Knoll Lake Minerals Limited(c)	Canada	26%
Leeds Retail Center LLC	United States	38%
Northern Land Company Limited(c)	Canada	22.3%
PRO-TEC Coating Company	United States	50%
Serbian Roll Services Company, d.o.o.	Serbia	50%
Strategic Investment Partners I(b)	United States	7.4%
Strategic Investment Partners II(b)	United States	3.6%
Swan Point Development Company, LLC	United States	50%
Tilden Mining Company, LLC(a)	United States	15%
United Spiral Pipe, LLC	United States	35%
USS-POSCO Industries	United States	50%
U. S. Steel Kosice (UK), Limited	Great Britain	50%
Wabush Lake Railway Company Ltd.(c)	Canada	44.6%
Wabush Mines(c)	Canada	44.6%
Worthington Specialty Processing	United States	49%
(a)	Hibbing Taconite Company (HTC) is an unincorporated joint venture that is owned, in part, by Hibbing Development Company (HDC), which is accounted for using the equity method. Through HDC we are able to influence the activities of HTC, and as such, its activities are accounted for using the equity method. Tilden Mining Company, LLC is a limited liability company and in accordance with ASC Topic 323 “Partnerships and Unincorporated Joint Ventures,” (ASC 323) its financial activities are accounted for using the equity method.
(b)	Strategic Investment Partners I and II are limited partnerships and in accordance with ASC 323, the financial activities are acccounted for using the equity method.
(c)	Represents Wabush Mines Joint Venture and related entities which were sold on February 1, 2010.

Dividends and partnership distributions received from equity investees were $12 million in 2009, $63 million in 2008 and $50 million in 2007.

For discussion of transactions and related receivable and payable balances between U. S. Steel and its investees, see Note 26.

12.	Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2009	2008
Land and depletable property	-	$248	$278
Buildings	35 years	1,353	1,331
Machinery and equipment	4-22 years	13,921	13,342
Information technology	5-6 years	333	219
Leased machinery and equipment	3-25 years	175	175

Total		16,030	15,345
Less accumulated depreciation and depletion		9,210	8,669

Net		$6,820	$6,676

Amounts in accumulated depreciation and depletion for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $145 million and $136 million at December 31, 2009 and 2008, respectively.

13.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2009 and December 31, 2008 are as follows:

	Flat-rolled Segment	Tubular Segment	Total
Balance at January 1, 2008	$867	$845	$1,712
Goodwill from acquisitions	56	4	60
Currency translation	(163)	-	(163)

Balance at December 31, 2008	$760	$849	$1,609

Goodwill from acquisitions	-	-	-
Currency translation	116	-	116

Balance at December 31, 2009	$876	$849	$1,725

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

Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. U. S. Steel completed its annual goodwill impairment test during the third quarter of 2009 and determined that there was no goodwill impairment for either reporting unit. Goodwill impairment tests in 2008 and 2007 also indicated that goodwill was not impaired for either reporting unit. Accordingly, there are no accumulated impairment losses for goodwill.

Fair value was determined in accordance with the guidance in ASC Topic 820 on fair value which requires consideration of the income, market and cost approaches as applicable. For the 2009 annual goodwill impairment test, U. S. Steel used fair values estimated under the income approach and the market approach. Although considered, U. S. Steel did not utilize the cost approach as relevant data was not available.

The income approach is based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using probability weighted scenarios of future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. A three percent perpetual growth rate was used to arrive at an estimated terminal value. A discount rate of 11 percent was used for both reporting units and was based upon the cost of capital of other comparable steel companies, which we view as the most likely market participants.

The market approach is based upon an analysis of valuation metrics for companies comparable to each reporting unit. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using an appropriate valuation multiple based on this analysis, estimated normalized earnings and an estimated control premium.

In order to validate the reasonableness of the estimated fair values of the reporting units, a reconciliation of the aggregate fair values of all reporting units to market capitalization, using a reasonable control premium, was performed as of the valuation date. We further validated the reasonableness of the estimated fair values of our reporting units using other valuation metrics that included data from historical U. S. Steel transactions as well as published securities analyst reports.

Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and are detailed below:

	Useful Lives	As of December 31, 2009			As of December 31, 2008
(In millions)		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$216	$24	$192	$204	$14	$190
Other	2-20 Years	24	10	14	25	8	17

Total amortizable intangible assets		$240	$34	$206	$229	$22	$207

The carrying amount of water rights with indefinite lives as of December 31, 2009 and December 31, 2008 totaled $75 million. The water rights are tested for impairment annually in the third quarter. The 2009 and 2008 impairment tests indicated that the fair value of the water rights exceeded the carrying value. Accordingly, no impairment loss was recognized.

Aggregate amortization expense was $12 million, $14 million and $8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is $10 million in each year from 2010 to 2014.

14.	Stock-Based Compensation Plans

On April 26, 2005, U. S. Steel’s stockholders approved the 2005 Stock Incentive Plan (the “2005 Stock Plan”). The aggregate number of shares of U. S. Steel common stock that may be issued under the 2005 Stock Plan is 6,750,000 shares during the 10-year life of the plan. Generally, a share issued under the Plan pursuant to an award other than a stock option will reduce the number of shares available under the Stock Plan by 1.42 shares. The purposes of the 2005 Stock Plan are to attract, retain and motivate employees and non-employee directors of outstanding ability, and to align their interests with those of the stockholders of U. S. Steel. The Compensation & Organization Committee of the Board of Directors (the Compensation Committee) administers the plan pursuant to which they may make grants of stock options, restricted stock, restricted stock units (RSU’s), performance shares, and other stock-based awards. Also, shares related to awards (i) that are forfeited, (ii) that terminate without shares having been issued or (iii) for which payment is made in cash or property other than shares are again available for awards under the plan; provided, however, that shares delivered to U. S. Steel or withheld for purposes of satisfying the exercise price or tax withholding obligations shall not again be available for awards.

The following table summarizes the total stock-based compensation awards granted during the years 2009, 2008 and 2007:

	Stock Options	Restricted Stock	Restricted Stock Units	Performance Awards
2009 Grants	1,026,580	-	564,210	116,410
2008 Grants	281,200	1,000	118,420	32,870
2007 Grants	234,930	199,585	-	62,800

Stock-based compensation expense

The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Stock-based compensation expense recognized:
Cost of sales	$10	$11	$7
Selling, general and administrative expenses	27	24	16

Total	37	35	23
Related deferred income tax benefit	14	13	9

Decrease in net income	$23	$22	$14
Decrease in basic earnings per share	$0.17	$0.19	$0.12
Decrease in diluted earnings per share	$0.17	$0.18	$0.12

As of December 31, 2009, total future compensation cost related to nonvested stock-based compensation arrangements was $37 million, and the average period over which this cost is expected to be recognized is approximately 12 months.

Stock options

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The 2009, 2008 and 2007 awards vest ratably over a three-year service period and have a term of ten years. Options are issued at the market price on the date of the grant. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock.

Black-Scholes Assumptions	2009 Grants	2008 Grants	2007 Grants
Price per share of option award	$29.81	$169.23	$108.50
Expected annual dividends per share	$0.20	$1.00	$0.80
Expected life in years	4.5	4.5	5
Expected volatility	62%	43%	43%
Risk-free interest rate	2.6%	3.2%	4.5%
Average grant date fair value per share of unvested option awards as calculated from above	$14.87	$64.51	$44.55

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2009:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	1,332,047	$80.79
Granted	1,026,580	29.81
Exercised	(21,800)	29.47
Forfeited or expired	(115,870)	96.40

Outstanding at December 31, 2009	2,220,957	$56.92	7.2	-
Exercisable at December 31, 2009	1,017,204	$62.37	4.8	-
Exercisable and expected to vest at December 31, 2009	2,142,818	$57.16	7.1	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (difference between our closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options). The aggregate intrinsic value shown for the stock options outstanding, those options exercisable, and those options exercisable and expected to vest at December 31, 2009 is reported at zero because generally the options were out-of-the-money at December 31, 2009. Intrinsic value changes are based on the fair market value of our stock. Total intrinsic value of options outstanding at December 31, 2008 was also zero.

During the years ended December 31, 2009, 2008, and 2007, the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was immaterial, $29 million, and $32 million, respectively. The total amount of cash received by U. S. Steel from the exercise of options during the year ended December 31, 2009 and the related net tax benefit realized from the exercise of these options was immaterial.

Stock awards

Compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.

Restricted stock awards and RSU’s vest ratably over three years. Their fair value is the market price of the underlying common stock on the date of grant.

Performance awards vest at the end of a three-year performance period as a function of U. S. Steel’s total shareholder return compared to the total shareholder return of a peer group of companies over the three-year performance period. Performance awards can vest at between zero and 200 percent of the target award.

The following table shows a summary of the performance awards outstanding as of December 31, 2009, and their fair market value on the respective grant date:

Performance Period	Fair Value (in millions)	Minimum Shares	Target Shares	Maximum Shares
2009 - 2012	$5	-	116,410	232,820
2008 - 2011	$7	-	32,870	65,740
2007 - 2010	$9	-	61,300	122,600

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2009:

	Restricted Stock	Restricted Stock Units	Performance Awards(a)	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	190,239	117,414	181,603	489,256	$119.64
Granted	-	564,210	116,410	680,620	31.61
Vested	(113,954)	(35,626)	(46,691)	(196,271)	95.51
Performance adjustment factor(b)			(34,013)	(34,013)	67.66
Forfeited or expired	(29,107)	(37,128)	(26,704)	(92,939)	97.73

Nonvested at December 31, 2009	47,178	608,870	190,605	846,653	$58.96
(a)	The number of shares shown for the performance awards is based on the target number of share awards.
(b)	Consists of adjustments to vested performance awards to reflect actual performance. The adjustments were required since the original grants of the awards were at 100 percent of the targeted amounts.

The following table presents information on restricted stock, RSU’s and performance awards granted:

	2009	2008	2007
Number of shares (or RSU’s) granted	680,620	152,290	262,385
Weighted-average grant-date fair value per share	$31.61	$174.28	$115.53

During the years ended December 31, 2009, 2008, and 2007, the total fair value of shares vested was $19 million, $12 million, and $6 million, respectively.

15.	Derivative Instruments

U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars, euros and Serbian dinars. Prior to Slovakia’s entry into the Eurozone as of January 1, 2009, the USSE segment also had foreign currency exchange rate risks related to the Slovak koruna. USSC’s revenues and costs are denominated in both Canadian and U.S. dollars. In addition, the acquisition of USSC was funded from the United States and through the reinvestment of undistributed earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can have a non-cash impact on income when remeasured at the end of each quarter. An $892 million U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary was the primary exposure at December 31, 2009.

U. S. Steel holds or purchases derivative financial instruments for purposes other than trading to mitigate foreign currency exchange rate risk. U. S. Steel uses euro forward sales contracts with maturities no longer than 12 months to exchange euros for U.S. dollars to manage our exposure to foreign currency exchange rate fluctuations. The gains and losses recognized on these euro forward sales contracts may also partially offset gains and losses recognized on the Intercompany Loan.

As of December 31, 2009, U. S. Steel held euro forward sales contracts with a total notional value of approximately $185 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

Derivative instruments are required to be recognized at fair value in the balance sheet. U. S. Steel has not elected to designate these foreign currency forward contracts as hedges. Therefore, changes in the fair value of these forward contracts are recognized immediately in the results of operations.

Additionally, we routinely enter into fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. Historically, the forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption in ASC Topic 815. However, due to reduced natural gas consumption in 2009, we net settled some of our excess natural gas purchase contracts for certain facilities. Therefore, the remaining contracts for natural gas at those facilities no longer met the exemption criteria and were therefore subject to mark-to-market accounting.

As of December 31, 2009, there are no longer natural gas purchase contracts subject to mark-to-market accounting. Fixed-price forward physical purchase contracts entered into for 2010 to partially manage our exposure to natural gas price risk qualify for the normal purchases normal sales exemption. As of December 31, 2008, U. S. Steel held commodity contracts for natural gas with a total notional value of approximately $33 million that were subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of and for the years ended December 31, 2009 and 2008:

(In millions)	Location of Fair Value in Balance Sheet	Fair Value December 31, 2009	Fair Value December 31, 2008
Foreign exchange forward contracts	Accounts (payable) receivable	($2)	$14
Forward physical purchase contracts	Accounts payable	$-	($ 18)

	Location of Gain (Loss) on Derivative in Statement of Operations	Amount of Gain (Loss)	Amount of Gain (Loss)
		Year ended December 31, 2009	Year ended December 31, 2008
Forward physical purchase contracts	Cost of Sales	($20)	($18)
Foreign exchange forward contracts	Other financial costs	$7	$38

There were no gains or losses related to forward physical purchase contracts and there was an immaterial loss related to foreign exchange forward contracts included in U. S. Steel’s financial statements for the year ended December 31, 2007.

In accordance with ASC Topic 820 on fair value measurements and disclosures, the fair value of our foreign currency derivatives is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions. The fair value of our forward physical purchase contracts for natural gas is also determined using Level 2 inputs. The inputs used include forward prices derived from the New York Mercantile Exchange.

16.	Debt

(In millions)	Interest Rates %	Maturity	December 31,
			2009	2008
2037 Senior Notes	6.65	2037	$350	$350
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	-
2013 Senior Notes	5.65	2013	300	300
Five-year Term Loan	Variable	n/a	-	475
Three-year Term Loan	Variable	n/a	-	180
Province Note (C$150 million)	1.00	2015	142	122
Environmental Revenue Bonds	4.75 - 6.88	2011 - 2030	458	458
Fairfield Caster Lease		2010 - 2012	29	37
Other capital leases and all other obligations		2010 - 2014	30	35
Amended Credit Agreement, $750 million	Variable	2012	-	-
USSK Revolver, €200 million	Variable	2011	288	282
USSK credit facilities, €70 million and €60 million ($101 million and $85 million at December 31, 2009 and 2008, respectively)	Variable	2011 - 2012	-	-
USSS credit facilities, €40 million and 800 million Serbian Dinar ($69 million and $70 million at December 31, 2009 and 2008, respectively)	Variable	2010	-	-

Total			3,410	3,189
Less Province Note fair value adjustment			40	38
Less unamortized discount			6	6
Less short-term debt and long-term debt due within one year			19	81

Long-term debt			$3,345	$3,064

Senior Notes

On May 21, 2007, U. S. Steel issued a total of $1,100 million of senior notes consisting of $350 million at 6.65 percent due 2037, $450 million at 6.05 percent due 2017, and $300 million at 5.65 percent due 2013, collectively, the Senior Notes (and individually, the 2037 Senior Notes, the 2017 Senior Notes and the 2013 Senior Notes, respectively). Interest is payable semi-annually on June 1 and December 1 of each year. The Senior Notes are not listed on any national securities exchange. Proceeds from the sale of the Senior Notes were used to finance a portion of the Lone Star acquisition. The Senior Notes restrict our ability to create certain liens, to enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of our assets.

On December 10, 2007, U. S. Steel issued $500 million of 7.00 percent Senior Notes due 2018 (the 2018 Senior Notes). Interest is payable semi-annually on February 1 and August 1 of each year. The 2018 Senior Notes are not listed on any national securities exchange. Proceeds from the sale of the 2018 Senior Notes were used to redeem a term loan to finance a portion of the

Stelco acquisition and for general corporate purposes. The 2018 Senior Notes restrict our ability to create certain liens, to enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of our assets.

Senior Convertible Notes

On May 4, 2009, U. S. Steel issued $863 million of 4.00% Senior Convertible Notes due May 15, 2014 (the Senior Convertible Notes). U. S. Steel received net proceeds from the offering of $836 million after fees of $27 million related to the underwriting discount and third party expenses. The fees for the issuance of the Senior Convertible Notes will be amortized to interest expense over their five-year term. The proceeds from the sale of the Senior Convertible Notes and the issuance of common stock (see Note 22) were used to repay Term Loans, as discussed below, and for general corporate purposes.

The Senior Convertible Notes are senior and unsecured obligations that rank equally with U. S. Steel’s other existing and future senior and unsecured indebtedness. Interest on the Senior Convertible Notes is payable semi-annually on May 15th and November 15th of each year, beginning on November 15, 2009. If an event of default regarding the Senior Convertible Notes should occur and be continuing, either the trustee or the holders of not less than 25% in the principal amount of outstanding Senior Convertible Notes may declare the Senior Convertible Notes immediately due and payable. The Senior Convertible Notes are not listed on any national securities exchange.

U. S. Steel may not redeem the Senior Convertible Notes prior to their maturity date. Holders may convert their Senior Convertible Notes into shares of U. S. Steel common stock at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of May 15, 2014. The initial conversion rate for the Senior Convertible Notes is 31.3725 shares of U. S. Steel common stock per $1,000 principal amount of Senior Convertible Notes, equivalent to an initial conversion price of approximately $31.875 per share of common stock, subject to adjustment as defined in the Senior Convertible Notes. On the issuance date of the Senior Convertible Notes, the market price of U. S. Steel’s common stock was below the stated conversion price of $31.875 and therefore, there was no beneficial conversion option to the holders. Based on the initial conversion rate, the Senior Convertible Notes are convertible into 27,058,781 shares of U. S. Steel common stock and we reserved for the possible issuance of 33,824,000 shares, which is the maximum amount that could be issued upon conversion. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash upon conversion. As of December 31, 2009, there have been an immaterial amount of conversions.

If U. S. Steel undergoes a fundamental change, as defined in the Senior Convertible Notes, holders may require us to repurchase the Senior Convertible Notes in whole or in part for cash at a price equal to 100% of the principal amount of the Senior Convertible Notes to be purchased plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding the repurchase date.

The Senior Convertible Notes restrict our ability to create certain liens, to enter into sale leaseback transactions, and to consolidate, merge or transfer all, or substantially all, of our assets. In addition, certain payment defaults on other indebtedness are a default under the Senior Convertible Notes.

Repayment of Term Loans

U. S. Steel used $655 million of the net proceeds from the issuance of the Senior Convertible Notes and the issuance of common stock (see Note 22) to repay all amounts outstanding under its three-year Term Loan due October 2010 and five-year Term Loan due May 2012.

Province Note

In its acquisition of Stelco on October 31, 2007, U. S. Steel assumed a note that Stelco had issued to the Province of Ontario, Canada. The face amount of the Province Note is C$150 million (approximately $142 million and $122 million at December 31, 2009 and 2008) and is payable on December 31, 2015. The Province Note is unsecured and is subject to a 75 percent discount if the solvency deficiencies in the four main Stelco pension plans (see Note 20) are eliminated on or before the maturity date. The Province Note bears interest at a rate of one percent per annum and is payable semi-annually. Upon the acquisition, the Province Note was recorded at its present value of amounts to be paid using a current interest rate, in accordance with FAS 141. The Province Note will be accreted up to its face value over its term assuming an effective interest rate of 6.67 percent.

Obligations relating to Environmental Revenue Bonds

U. S. Steel is the ultimate obligor on $458 million of Environmental Revenue Bonds. During the fourth quarter of 2009, U. S. Steel refunded $129 million of Environmental Revenue Bonds with newly issued Environmental Revenue Bonds, which have interest rates ranging from 6.50 percent to 6.88 percent and maturity dates ranging from 2017 to 2030. At December 31, 2009, U. S. Steel is the direct underlying obligor on $171 million of these bonds. U. S. Steel is obligated on the remainder ($287 million) under the Financial Matters Agreement (Exhibit 10(h)) that was entered into when it separated from Marathon Oil Corporation (Marathon) on December 31, 2001 (the Separation), whereby U. S. Steel assumed and will discharge all principal, interest and other duties of Marathon under these obligations, including any amounts due upon any defaults or accelerations of any of the obligations, other than defaults or accelerations caused by any action of Marathon. The agreement also provides that on or before the tenth anniversary of the Separation (December 31, 2011), U. S. Steel will provide for the discharge of Marathon from any remaining liability under any of these bond obligations.

In the event of a bankruptcy of Marathon, $354 million related to these bonds, the Fairfield Caster Lease and the coke battery lease at Clairton Works may be declared immediately due and payable.

Fairfield Caster Lease

U. S. Steel is the sublessee of a slab caster at Fairfield Works in Alabama. The sublease is accounted for as a capital lease. Marathon is the primary obligor under the lease. Under an agreement related to the Separation, U. S. Steel assumed and will discharge all obligations under this lease. The final lease payment is due in December 2012 and the lease term expires in June 2013, subject to additional extensions.

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

The Amended Credit Agreement established a borrowing base formula, which limits the amounts U. S. Steel can borrow to a percent of the value of certain domestic inventory less specified reserves, and eliminates the previous financial covenants that consisted of an interest coverage ratio and a leverage ratio. The Amended Credit Agreement contains a new financial covenant requiring U. S. Steel to maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.10 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 15% of the total aggregate commitments and $112.5 million.

The Amended Credit Agreement provides for borrowings at interest rates based on defined, short-term, market rates plus a spread based on availability and includes other customary terms and conditions including restrictions on our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets. The Amended Credit Agreement expires in May 2012.

As of December 31, 2009, there were no amounts drawn on the Amended Credit Agreement and inventory levels supported the full $750 million of availability under the facility. Since availability was greater than $112.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. However, based on the most recent four quarters, as of December 31, 2009, we would not meet this covenant if we were to borrow more than $637.5 million. If the value or levels of inventory decrease or we are not able to meet this covenant in the future, our ability to borrow the full amount of this facility would be affected.

U. S. Steel Košice (USSK) credit facilities

On July 2, 2008, USSK entered into a €200 million (approximately $288 million) three-year revolving unsecured credit facility that contains no financial covenants. Interest on borrowings under the facility is based on a spread over LIBOR or other defined European bank rates, and the agreement contains customary terms and conditions. USSK is the sole obligor of this facility and is obligated to pay a commitment fee on undrawn amounts. At December 31, 2009, USSK had €200 million (approximately $288 million) borrowed.

USSK is the sole obligor on a €40 million (approximately $58 million and $57 million at December 31, 2009 and 2008) revolving credit facility that expires in October 2012. The facility bears interest at the applicable inter-bank offer rate plus a margin. USSK is obligated to pay a commitment fee on undrawn amounts.

On December 11, 2009, USSK entered into a €10 million (approximately $14 million at December 31, 2009) unsecured revolving credit facility as the sole obligor. The facility expires in January 2011. The facility bears interest at the applicable inter-bank offer rate plus a margin and contains other customary terms and conditions. USSK is obligated to pay a commitment fee on the undrawn portion of the facility.

On December 16, 2009, USSK amended its € 20 million (approximately $29 million and $28 million at December 31, 2009 and 2008) revolving credit facility to which it is the sole obligor. The facility expires in December 2012. The facility bears interest at the applicable inter-bank offer rate plus a margin and contains other customary terms and conditions. USSK is obligated to pay a commitment fee on the undrawn portion of the facility.

At December 31, 2009, USSK had no borrowings against its € 40 million, €20 million and €10 million credit facilities (which approximated $101 million) and the availability was approximately $93 million due to approximately $8 million of customs and other guarantees outstanding. At December 31, 2008, USSK had no borrowings against its €40 million and €20 million credit facilities (which approximated $85 million) and the availability was approximately $77 million due to approximately $8 million of customs and other guarantees outstanding.

U. S. Steel Serbia (USSS) credit facilities

On September 25, 2008, USSS entered into a series of agreements providing for a €50 million (approximately $72 million) committed working credit facility that was partially secured by USSS’s inventory of finished and semi-finished goods. During the third quarter of 2009, USSS amended these credit facility agreements to include a €40 million revolving credit facility and an 800 million Serbian dinar overdraft facility (which total approximately $69 million). Availability is now limited to the value of USSS’s inventory of finished and semi-finished goods. The facilities bear interest based on a spread over LIBOR or other defined European bank rates and contains customary terms and conditions. The facilities expire in August 2010. At December 31, 2009, there were no borrowings against these facilities and availability was €39 million (approximately $55 million).

Change in control event

At December 31, 2009, in the event of a change in control of U. S. Steel, debt obligations totaling $2,462 million, which includes the Senior Notes and the Senior Convertible Notes, may be declared immediately due and payable. In addition, the Amended Credit Agreement may be terminated and any amount outstanding thereunder may be declared immediately due and payable. U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $45 million or provide a letter of credit to secure the remaining obligation.

Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2010	2011	2012	2013	2014	Later Years	Total
$ 19	$595	$20	$300	$863	$1,573	$3,370	(a)

(a)	Debt maturities include the Province Note fair value adjustment discussed above.

17.	2008 Collective Bargaining Agreements

In 2008, U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary reached new collective bargaining agreements with the United Steelworkers (USW), which cover approximately 16,900 employees at our flat-rolled, tubular, coke-making and iron ore operations in the United States (the 2008 CBAs). The 2008 CBAs were ratified by the USW membership in September 2008 and expire on September 1, 2012. The agreements provided for a payment to be made to each covered USW active member by October 1, 2008, which resulted in U. S. Steel recognizing a charge of $105 million in 2008.

The 2008 CBAs were effective September 1, 2008, contain no-strike provisions and resulted in wage increases ranging from $0.65 to $1.00 per hour as of the effective date. Each subsequent September 1 thereafter during the contract period, employees will receive a four percent wage increase. The 2008 CBAs also provide for pension and other benefit enhancements for both current employees and retirees. The 2008 CBAs also require U. S. Steel to make annual $75 million contributions during the contract period to a restricted account within our trust for retiree health care and life insurance. In April 2009, we reached agreement with the USW to defer the 2009 contribution until 2012. See Note 20 for further details.

Effective January 1, 2009, the 2008 CBAs also revised the profit sharing to include income from operations from Texas Operations. At the same time the profit sharing formula was modified such that at certain higher levels of income from operations, profit sharing payments will be capped and any excess amounts will be contributed to our trust to fund retiree health care and life insurance benefits for USW retirees.

18.	Variable Interest Entities

In accordance with ASC Topic 810 on consolidation, U. S. Steel consolidates the following entities:

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. At December 31, 2009, DRB was financed primarily through a secured, non-recourse lot development loan of approximately $1 million. The creditors of DRB have no recourse to the general credit of U. S. Steel. The majority of the expected returns flow to U. S. Steel; therefore, U. S. Steel is the primary beneficiary of DRB.

The consolidation of DRB had an insignificant effect on U. S. Steel’s results for the years ended December 31, 2009 and 2008. During 2007, the consolidation of DRB increased income from operations by $8 million, which was partially offset by noncontrolling interest of $4 million. The assets of DRB consolidated by U. S. Steel totaled $12 million and $13 million at December 31, 2009 and 2008, respectively. The assets are primarily comprised of inventory of $9 million as of December 31, 2009 and December 31, 2008. Total liabilities of DRB consolidated by U. S. Steel totaled $2 million and $3 million at December 31, 2009 and 2008, respectively. The liabilities of DRB consolidated by U. S. Steel are primarily comprised of accounts payable and accrued development costs of $1 million and $2 million as of December 31, 2009 and December 31, 2008, respectively.

Chicago Lakeside Development, LLC

Chicago Lakeside Development, LLC (CLD) was established in 2006 to develop 275 acres of land that U. S. Steel owns in Chicago, Illinois. In December 2008, the partnership was dissolved. The title to the 275 acres of land remained with U. S. Steel upon the dissolution of the partnership. This event did not result in any material financial statement impacts.

The consolidation of CLD reduced income from operations by $4 million for the year ended December 31, 2008, which was partially offset by noncontrolling interests of $3 million. During the year ended December 31, 2007, the consolidation of CLD reduced income from operations by $7 million, which was partially offset by noncontrolling interests of $4 million.

Gateway Energy & Coke Company, LLC

In 2008, U. S. Steel entered into a coke supply agreement with Gateway Energy & Coke Company, LLC (Gateway), a wholly owned subsidiary of SunCoke Energy, Inc. Gateway has constructed a heat recovery coke plant with an expected annual capacity of 651,000 tons of coke at U. S. Steel’s Granite City Works that began operations in the fourth quarter of 2009.

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

At December 31, 2009 and 2008, Gateway had added approximately $321 million and $162 million, respectively, in assets to our consolidated balance sheet. These assets were comprised mainly of property, plant and equipment, which were entirely offset by noncontrolling interest. Additionally, Gateway had added approximately $21 million and $19 million in liabilities at December 31, 2009 and 2008, respectively. These liabilities were comprised mainly of accounts payable, which were also entirely offset by noncontrolling interest. Creditors of Gateway have no recourse to the general credit of U. S. Steel. For the twelve months ended December 31, 2009 and 2008, the consolidation of Gateway reduced income from operations by $4 million and $3 million, respectively, which was entirely offset by noncontrolling interest.

19.	Sale of Accounts Receivable

U. S. Steel has a Receivables Purchase Agreement under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. If U. S. Steel decides to access this facility, USSR then sells senior undivided interests in up to $500 million of the receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability is recorded.

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

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets” (FAS 166). FAS 166 is a revision to FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and will require more information about transfer of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. Additionally, FAS 166 eliminates the concept of a qualifying special-purpose entity. FAS 166 is effective January 1, 2010 for companies reporting on a calendar-year basis. The adoption of FAS 166 will result in any Receivables Purchase Agreement transactions being accounted for as secured borrowing transactions as of January 1, 2010. In January 2010, the FASB updated ASC 860 – Accounting for Transfers of Financial Assets to incorporate FAS 166.

At December 31, 2009 and 2008, $500 million, of accounts receivable could have been sold under this facility. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which has historically not been significant. The Receivables Purchase Agreement expires on September 25, 2010.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We incurred costs of $3 million and $4 million in 2009 and 2008, respectively, relating to fees on the Receivables Purchase Agreement. These costs are included in other financial costs in the statement of operations.

The table below summarizes cash flows related to the program:

(In millions)	2009	2008
Proceeds from:
Collections reinvested	$-	$1,058

The table below summarizes the trade receivables at December 31, 2009 and 2008 for USSR:

(In millions)	2009	2008
Balance of accounts receivable-net, purchased by USSR	$792	$1,030
Revolving interest sold to conduits	-	-

Accounts receivable—net, included in the accounts receivable balance on the balance sheet of U. S. Steel	$792	$1,030

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations and may also be terminated upon a change of control.

20.	Pensions and Other Benefits

U. S. Steel has non-contributory defined benefit pension plans that cover more than half of its employees in North America and defined benefit retiree health care and life insurance plans (Other Benefits) that cover the majority of its employees in North America upon their retirement. Benefits under the defined benefit pension plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits for most salaried employees in the United States under these plans are based upon a percent of total career pensionable earnings. Most salaried employees in the United States, including those not participating in the defined benefit pension plans of the Company, participate in defined contribution plans (401(k) plans) whereby the Company matches a certain percentage of salary based on the amount contributed by the participant and years of service with the company and for those without defined benefit coverage, also provides a company provided retirement account benefit based on salary and attained age. Approximately 48 percent of U. S. Steel’s union employees in the United States are currently covered by the Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour. As a result of the 2008 CBAs (see below), the flat dollar contribution rate per hour increased to $2.65 from $1.80.

The majority of employees and retirees added with the purchase of USSC at the end of October 2007 participate in defined benefit plans covering both pensions and retiree health and life insurance. Pension benefits provided to salaried employees are based on final average pensionable earnings. Pension benefits for union employees are based upon years of service multiplied by a flat dollar rate.

Most union employees and retirees added with the acquisition of Lone Star in June 2007 participate in defined benefit pension plans. As a result of the 2008 CBAs, these defined benefit pension plans were frozen at December 31, 2008 and active participants are now covered by the SPT. Salaried employees added with the acquisition of Lone Star primarily participate in defined contribution pension plans.

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

The majority of U. S. Steel’s European employees are covered by government-sponsored programs into which U. S. Steel makes required contributions. Also, U. S. Steel sponsors defined benefit plans for most European employees covering benefit payments due to employees upon their retirement, some of which are government mandated. These same employees receive service awards throughout their careers based on stipulated service and, in some cases, age and service.

U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary reached new labor agreements with the USW in September 2008 (the 2008 CBAs, see Note 17) which required remeasurement of the pension and other post-employment benefit (OPEB) plans effective September 1, 2008, to comprehend the enhanced benefits provided to both current employees and retirees. The discount rate used for the September 1, 2008 remeasurement was 6.25 percent, as compared to 5.75 percent at December 31, 2007.

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

As a result of the remeasurement, the OPEB accumulated benefit obligation increased by $534 million, including an estimated increase of $812 million from benefit enhancements in the 2008 CBAs and changes in participation assumptions. U. S. Steel had previously recognized $154 million of this liability in accordance with another agreement. The 2008 CBAs increased OPEB liabilities principally as a result of reduced retiree medical premiums for (1) certain surviving spouses who are now subject to non-escalating target premiums, and (2) retirees, dependent spouses, and certain surviving spouses covered by a cap who are eligible for reductions in their premiums under certain limited provisions including when certain annual Company profit levels are met. After the remeasurement, annual net periodic OPEB expense for these main plans as of September 1, 2008, increased to $143 million as compared to $72 million at the January 1, 2008 measurement date.

U. S. Steel uses a December 31 measurement date for its plans and may have an interim measurement date if significant events occur. Details relating to Pension Benefits and Other Benefits are below.

	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Change in benefit obligations
Benefit obligations at January 1	$9,572	$10,638	$4,235	$4,089
Service cost	106	117	19	18
Interest cost	605	547	251	229
Acquisitions	-	-	-	1
Plan spin-offs and mergers	-	(1)	-	-
National addition	-	-	-	154
Plan amendments	-	127	-	655
Actuarial losses (gains)	493	(301)	(89)	(459)
Exchange rate (gain) loss	399	(643)	101	(181)
Settlements, curtailments and termination benefits	(37)	(15)	17	-
Benefits paid	(1,150)	(897)	(310)	(271)

Benefit obligations at December 31	$9,988	$9,572	$4,224	$4,235
Change in plan assets
Fair value of plan at January 1	$7,587	$10,861	$1,102	$1,166
Actual return on plan assets	1,374	(2,022)	244	(256)
Employer contributions	219	212	12	228
Exchange rate loss (gain)	244	(580)	-	-
Benefits paid from plan assets	(1,144)	(884)	(25)	(36)

Fair value of plan assets at December 31	$8,280	$7,587	$1,333	$1,102
Funded status of plans at December 31	$(1,708)	$(1,985)	$(2,891)	$(3,133)

Amounts recognized in accumulated other

comprehensive loss:

		2009
(In millions)	12/31/2008	Amortization	Activity	12/31/2009
Pensions
Prior Service Cost	$158	$(24)	$(9)	$125
Actuarial losses	4,077	(141)	(41)	3,895

Other Benefits
Prior Service Cost	427	(23)	-	404
Actuarial Losses	478	8	(253)	233

As of December 31, 2009 and 2008, the following amounts were recognized in the balance sheet:

(In millions)	2009	2008	2009	2008
Noncurrent assets	$16	$16	$-	$-
Current liabilities	(234)	(84)	(347)	(416)
Noncurrent liabilities	(1,490)	(1,917)	(2,542)	(2,717)
Accumulated other comprehensive loss(a)	4,020	4,235	637	905

Net amount recognized	$2,312	$2,250	$(2,252)	$(2,228)
(a)	Accumulated other comprehensive loss effects associated with accounting for pensions and other benefits in accordance with ASC Topic 715 at December 31, 2009 and December 31, 2008, respectively, are reflected net of tax of $1,672 million and $1,879 million respectively, on the Statement of Stockholders’ Equity.

The ABO for all defined benefit pension plans was $9,534 million and $8,988 million at December 31, 2009 and 2008, respectively.

	December 31,
(In millions)	2009	2008
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(9,452)	$(8,988)
Aggregate projected benefit obligations (PBO)	(9,907)	(9,572)
Aggregate fair value of plan assets	8,182	7,587

The aggregate ABO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the balance sheet.

Following are the details of net periodic benefit costs related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$106	$117	$102	$19	$18	$14
Interest cost	605	547	435	251	229	167
Expected return on plan assets	(735)	(757)	(608)	(107)	(100)	(52)
Amortization - prior service costs	24	29	24	23	(15)	(33)
- actuarial losses	141	100	126	(8)	17	40

Net periodic benefit cost, excluding below	141	36	79	178	149	136
Multiemployer plans(a)	50	42	30	-	-	-
Settlement, termination and curtailment losses	80	-	20	13	-	-

Net periodic benefit cost	$271	$78	$129	$191	$149	$136
(a)	Primarily represents pension expense for the SPT covering USW employees hired from National and new USW employees hired after May 21, 2003.

Net periodic benefit cost for pensions and other benefits is projected to be approximately $270 million and approximately $150 million, respectively, in 2010. The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2010 are as follows:

(In millions)	Pension Benefits 2010	Other Benefits 2010
Amortization of actuarial loss	$218	$(11)
Amortization of prior service cost	23	23

Total recognized from accumulated other comprehensive income	$241	$12

Assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below:

	Pension Benefits				Other Benefits
	2009		2008		2009		2008
	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	5.50%	6.00%	6.00%	6.50%	5.50%	6.00%	6.00%	6.50%
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

	Pension Benefits
	2009		2008		2007
	U.S.	International	U.S.	International	U.S.	International
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	6.00%	6.50%	5.75%	5.50%	5.75%	5.50%
Expected annual return on plan assets	8.00%	7.42%	8.00%	7.34%	8.00%	7.34%
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

	Other Benefits
	2009		2008		2007
	U.S.	International	U.S.	International	U.S.	International
Discount rate	6.00%	6.50%	5.75%	5.50%	5.75%	5.54%
Expected annual return on plan assets	8.00%	n/a	8.00%	n/a	8.00%	n/a
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

The discount rate reflects the current rate at which the pension and other benefit liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond indices as an indication of interest rate movements and levels, and we also look to an internally calculated rate determined by matching our expected benefit payments to payments from a stream of AA or higher rated zero coupon corporate bonds theoretically available in the marketplace. Based on this evaluation at December 31, 2009, U. S. Steel decreased the discount rate used to measure both domestic Pension and Other Benefits obligations to 5.50 percent. For USSC benefit plans, a discount rate was selected through a similar review process using Canadian bond rates and indices and at December 31, 2009, U. S. Steel decreased the discount rate to 6.00 percent for its Canadian-based pension and other benefits.

	2009		2008
Assumed health care cost trend rates at December 31:	U.S.	Canada	U.S.	Canada
Health care cost trend rate assumed for next year	8.00%	7.00%	8.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2014	2013	2013

Much of our costs for the domestic USW participants’ retiree health benefits (other than for most surviving spouses) in the Company’s main domestic insurance plan are subject to a cost cap that was negotiated in 2003. As a result of the 2008 CBAs, our costs are subject to the full impact of escalation for the surviving spouse beneficiaries since their retiree premium contributions are now a flat fixed amount and for all other retired union participants subject to limited escalation above certain target amounts over the contract period. In our Canadian retiree medical plans, liabilities decreased as a result of lower escalation impacts due to favorable claims cost rate experience and exchange rate changes. Escalation applies to most other groups within the Company’s insurance plans, but does not apply to most domestic non-union retirees since their benefits are limited to flat dollar amounts. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest components	$16	$(13)
Effect on other postretirement benefit obligations	249	(211)

Plan Assets

Effective December 31, 2009, U. S. Steel adopted the new plan asset disclosure requirements in ASC Topic 715. The new guidance requires additional fair value disclosures consistent with those required by ASC Topic 820. ASC Topic 820 on fair value measurements includes a three-tier hierarchy as a framework for the inputs used in measuring fair value. The categories for determining fair market value are summarized below:

•	Level 1 – quoted prices in active markets for identical investments
•	Level 2 – other significant and observable comparable investments (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
•	Level 3 – investments lacking easily comparable data (including the plan’s own assumptions in determining the fair value of investments)

U. S. Steel’s Pension plan and Other Benefits plan assets are classified as follows:

Level 1	Level 2	Level 3
Equity Securities - U.S.	Debt Securities - U.S.	Private Equities
Equity Securities - Foreign	Debt Securities - Foreign	Timberlands
Short-term Investments	Mortgage-backed GNMAs & FNMAs	Real Estate
Government Bonds - U.S. Government Bonds - Foreign		Mineral Interests

An instrument’s level is based on the lowest level of any input that is significant to the fair value measurement. Corporate common stocks, investment trusts and U.S. Treasury Securities are valued at the closing price reported on the active market on which the individual securities are traded. Corporate Bonds are valued by accepting a price from a public pricing source or corroborating various broker quotes. Short term investments are valued at amortized costs which approximates fair value due to the short-term maturity of the instruments. Mortgage-backed GNMAs and FNMAs are valued using quotes from a mortgage broker. Private Equities are valued using information provided by external managers for each individual investment held in the fund. Real estate investments are either appraised or valued using the general partners’ assessment of the assets within the fund. Mineral Interests are valued at the present value of estimated future cash flows discounted at estimated market rates for assets of similar quality and duration. Timberlands are valued using the appraised value plus net working capital and less any estimated performance incentives.

The following is a summary of U. S. Steel’s Pension plan assets carried at fair value:

(in millions)	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Equity securities – U.S.(a)	$3,658	$3,658	$—	$—
Equity securities – Foreign(a)	1,146	1,146	—	—
Short-term investments	345	345	—	—
Government bonds – U.S.(a)	472	472	—	—
Government bonds – Foreign	285	285	—	—
Debt securities – U. S.(a)	988	—	988	—
Debt securities – Foreign	581	—	581	—
Other(b)	806	—	211	595

Total	$8,281	$5,906	$1,780	$595
(a)	Holdings for the trusts’ limited partnerships and investment trust interests are primarily included in these asset classes.
(b)	Asset classes that are greater than 3% of investments at fair value are disclosed separately. Other includes asset categories that are not significant components to the total assets of the trusts, including mortgage-backed GNMAs and FNMAs, private equities, timberlands, real estate, mineral interests and miscellaneous receivables and payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Pension plan level 3 assets for the year ended December 31, 2009 (in millions):

Other (level 3 assets only)
Balance at December 31, 2008	$670
Actual return on plan assets:
Interest and dividends	(4)
Realized gain/(loss)	2
Net unrealized gain/(loss)	(65)
Purchases, sales, issuances and settlements	(8)

Balance at December 31, 2009	$595

The following is a summary of U. S. Steel’s Other Benefits plan assets carried at fair value:

	Fair Value Measurements at December 31, 2009 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Equity securities – U.S.(a)	$838	$838	$-	$-
Equity securities – Foreign(a)	63	63	-	-
Short-term investments	87	87	-	-
Government bonds – U.S.(a)	85	85	-	-
Debt securities – U.S.(a)	183	-	183	-
Other(b)	77	-	39	38

Total	$1,333	$1,073	$222	$38
(a)	Holdings for the trusts’ limited partnerships and investment trust interests are primarily included in these asset classes.
(b)	Asset classes that are greater than 3% of investments at fair value are disclosed separately. Other includes asset categories that are not significant components to the total assets of the trusts, including mortgage-backed GNMAs and FNMAs, private equities, timberlands, real estate and miscellaneous receivables and payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Other Benefits plan level 3 assets for the year ended December 31, 2009 (in millions):

Other (level 3 assets only)
Balance at December 31, 2008	$25
Net unrealized gain/(loss)	(3)
Purchases, sales, issuances and settlements	19
Transfers in and/or out of level 3	(3)

Balance at December 31, 2009	$38

U. S. Steel’s investment strategy for its U.S. pension and other benefits plan assets provides for a diversified mix of large and mid-cap equities, high quality bonds and selected smaller investments in private equities, investment trusts, timber and mineral interests. For its U.S. pension plans, U. S. Steel has a target allocation for plan assets of 60 percent equities with the balance primarily invested in corporate and government-backed bonds and Treasury bills. For the Other Benefits plans, the target allocation for plan assets is 65 percent equities. U. S. Steel also believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the shorter-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel is currently using an 8.00 percent assumed rate of return for purposes of the expected return on assets for the development of net periodic cost for the main defined benefit pension plan and Other Benefits. This rate was determined by taking into account the intended asset mix and the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 8.00 percent rate and while some recent annual returns have not, it is U. S. Steel’s expectation that future periods will return to this level. For USSC defined benefit pension plans, U. S. Steel’s investment strategy is similar to its strategy for U.S. plans, whereby the Company seeks a diversified mix of large and mid-cap equities, high quality corporate and government bonds and selected smaller investments with a target allocation for plan assets of 65 percent equities. A 7.50 percent rate of return is being used for the development of net periodic costs in 2010 which is lower than the U.S. pension plan assumption as subcategories within the asset mix are from a more limited investment universe and, as a result, have a lower expected return.

Cash Flows

Employer Contributions – U. S. Steel’s Board of Directors has authorized additional voluntary contributions to U. S. Steel’s trusts for pensions and other benefits of up to $300 million during 2010 and 2011. In 2009, U. S. Steel made voluntary contributions of $140 million to its main defined benefit pension plan and $79 million in required contributions to the USSC and Lone Star plans. Additionally, U. S. Steel made cash payments of $84 million to pension plans not funded by trusts and $58 million to the Steelworkers Pension Trust in 2009. In 2008, U. S. Steel made a $140 million voluntary contribution to its main defined benefit pension plan and $73 million in required contributions to the USSC and Lone Star plans. Additionally, U. S. Steel made cash payments of $29 million and $33 million to pension plans not funded by trusts and to the Steelworkers Pension Trust, respectively.

The 2008 Collective Bargaining Agreements (see Note 17) require U. S. Steel to make annual $75 million contributions during the contract period to a restricted account within our trust for retiree health care and life insurance. This contribution is in addition to an annual $10 million required contribution to the same trust that continues from an earlier agreement. Under this earlier agreement, a $20 million contribution is required if the Company does not contribute at least $75 million to its main pension plan in the prior year. During 2008, the Company made $85 million in contributions to the trust under these agreements, as well as a $143 million contribution to cover some of the health and life benefits for certain retirees of National Steel Corporation. During the first quarter of 2009, the Company made a $10 million contribution to this trust. In April 2009, we reached agreement with the USW to defer the annual $75 million mandatory contributions due in 2009 and the $10 million contribution due in January 2010 until 2012. Further, the USW has agreed to permit us to use all or part of the $75 million contribution made in 2008 to pay current retiree health care and life insurance claims, subject to a make-up contribution in 2013. Through December 31, 2009, none of the 2008 contribution funds have been used by the Company.

Cash payments totaling $285 million and $236 million were made for other postretirement benefit payments not funded by trusts in 2009 and 2008, respectively. These payments exclude amounts which were paid with Medicare Part D Government subsidy funds.

In conjunction with the acquisition of Stelco, now USSC (see Note 4), U. S. Steel assumed the pension plan funding agreement (the Pension Agreement) that Stelco had entered into with the Superintendent of Financial Services of Ontario (the Province) on March 31, 2006 that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$65 million (approximately $62 million) per year (C$70 million (approximately $66 million) effective 2011 and later) and additional annual contributions for benefit improvements, which currently are limited to the union retiree indexing provisions. The defined annual contributions will be continued until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2010	$930	$360
2011	860	370
2012	860	380
2013	840	340
2014	830	320
Years 2015 - 2019	3,900	1,510

Non-retirement postemployment benefits

U. S. Steel incurred costs of and paid approximately $85 million during the year ended December 31, 2009 related to employee costs for supplemental unemployment benefits, salary continuance and continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others.

Settlements, terminations and curtailments

During 2009, approximately 1,060 non-represented North American and European employees elected to retire under various Voluntary Early Retirement Programs (VERPs) that were offered by U. S. Steel. Charges for termination benefits, curtailment and settlement expenses totaled $80 million for defined benefit plans and $13 million for other benefit plans and were recorded in cost of sales in 2009. Other pension charges related to the VERPs were incurred for defined contribution plans totaling approximately $18 million in 2009. As of December 31, 2009, nearly all of the employees had left the Company under the VERPs with certain smaller, nonqualified settlement charges expected to occur in 2010 when final cash pension payments are made to remaining VERP participants and certain other employees who elected to retire in 2009.

In connection with the sale of the majority of EJ&E on January 31, 2009 (see Note 6), a pension curtailment charge of approximately $10 million, which reduced the gain related to this transaction, was recognized in the first quarter of 2009.

During 2007, approximately 1,500 USSK employees (or 10 percent of the USSK workforce) accepted a VERP. Employee severance and net employee benefit charges of $57 million (including $15 million of termination losses) were recorded for these employees in 2007. Of this expense, $11 million was recorded in selling, general, and administrative expenses and $46 million was recorded in cost of sales. Cash payments of $24 million were made to 670 employees who left the company prior to December 31, 2007. During the twelve months ended December 31, 2008, 830 employees left the company and were paid $31 million. As of December 31, 2008 this VERP was complete.

Defined contribution plans

U. S. Steel also contributes to several defined contribution plans for its salaried employees. Approximately 57% of non-union salaried employees in North America receive pension benefits through a defined contribution pension plan with defined percentages based on their age, for which company contributions totaled $25 million, $15 million and $9 million in 2009, 2008 and 2007, respectively. Contributions for 2009 included $13 million of payments for VERP related benefits. Effective January 1, 2009, the company match of employee 401(k) contributions was temporarily suspended. U. S. Steel’s matching contributions to salaried employees’ defined contribution savings fund plans, which for the most part are based on a percentage of the employees’ salary depending on years of service, totaled zero in 2009, $20 million in 2008 and $17 million in 2007, respectively. Most union employees are eligible to participate in a defined contribution savings fund plan where there is no company match on savings. U. S. Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans. U. S. Steel’s costs under these defined contribution plans totaled less than $1 million in 2009, 2008 and 2007.

Coal Act benefits

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

Other postemployment benefits

The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the guidance for nonretirement postemployment benefits, have historically been treated as accrued benefit obligations, similar to the accounting treatment provided for pensions and other benefits. Accrued obligations for these benefits recorded at December 31, 2009, totaled $145 million as compared to $159 million at December 31, 2008. Obligation amounts were developed assuming a discount rate of 5.5 and 6.0 percent at December 31, 2009 and 2008. Net periodic benefit cost for these benefits is projected to be $12 million in 2010 compared to $11 million in 2009 and $ 12 million in 2008. The projected cost in 2010 includes $4 million in unrecognized actuarial gains that will be recorded against accumulated other comprehensive income.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

With the 2008 CBAs, no savings have been assumed to be attributable to Medicare Part D for the Company’s main USW beneficiary populations since the enhancements provided with the CBA created lower retiree premiums for participants, thereby reducing the incentive for retirees to leave the Company’s drug plan in the near term. Additionally, the profit sharing formula under the 2008 CBAs was modified such that at higher levels of income from operations, profit sharing payments will be capped and any excess amounts will be contributed to our trust to fund retiree health care benefits for USW retirees. The Company benefits from the Medicare Part D drug subsidies available under the Medicare Act for primarily the Mineworker and certain limited USW, Medicare-eligible, retiree populations. Most subsidies collected for other Medicare participants do not benefit the Company and are provided to retirees as a reduction to their insurance premiums. The Company collected $30 million and $21 million in 2009 and 2008, respectively, which was subsequently used to pay benefits. The Company has recorded a benefit of approximately $100 million at December 31, 2009 as a reduction to the reported APBO for Other Benefits noted above.

Pension Protection Act

Passed into law in August 2006, the Pension Protection Act prescribes a new methodology for calculating the minimum amount companies must contribute to their defined benefit pension plans beginning in 2008. While U. S. Steel estimates that for its main pension plan it will not be required to make annual cash contributions for the first several years under the Act, it is the Company’s current intent to mitigate the volatility and level of future mandatory requirements for this plan by making voluntary contributions and preserving our credit balance for possible application in the future. U. S. Steel made voluntary contributions of $140 million to the main domestic defined benefit pension plan in both 2009 and 2008. U. S. Steel may also make voluntary contributions of similar amounts in 2010 or later periods in order to mitigate against potentially larger mandatory contributions in later years. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial markets, the elective use or disavowal of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years.

21.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2009 and 2008:

	December 31,
(In millions)	2009	2008
Balance at beginning of year	$48	$40
Additional obligations incurred	–	4
Obligations settled	(7)	–
Revisions in estimated closure costs	–	(1)
Foreign currency translation effects	1	2
Accretion expense	3	3

Balance at end of year	$45	$48

Certain AROs related to disposal costs of fixed assets at our integrated steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate fair value.

22.	Common Stock Repurchase Program, Common Stock and Preferred Stock

Common Stock Issued

In May 2009, U. S. Steel issued 27,140,000 shares of common stock (par value of $1 per share) at a price of $25.50 per share. The underwriting discount and third-party expenses related to the issuance of the common stock of $31 million was recorded as a decrease to additional paid-in capital, resulting in net proceeds of $661 million.

Common Stock Repurchase Program

In 2005, U. S. Steel commenced a Common Stock Repurchase Program that allows for the repurchase of its common stock from time to time in the open market or privately negotiated transactions. U. S. Steel did not repurchase any shares of common stock during 2009 as U. S. Steel suspended the program in late 2008. During 2008, U. S. Steel repurchased 2,014,900 shares of common stock for $227 million under the program.

23.	Stockholder Rights Plan

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

ASC Topic 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected. The following methods and assumptions were used to estimate the fair value of those financial instruments for which the fair value option was not elected.

Current assets and current liabilities: The fair value approximates the carrying value due to the short-term maturity of the instruments.

Investments and long-term receivables: The fair value is based on discounted cash flows. U. S. Steel is subject to market risk and liquidity risk related to its investments; however, these risks are not readily quantifiable.

Long-term debt instruments: The fair value is based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 15, by individual balance sheet account. U. S. Steel’s financial instruments at December 31, 2009 and 2008 were:

	December 31, 2009		December 31, 2008
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Cash and cash equivalents	$1,218	$1,218	$724	$724
Receivables	1,423	1,423	2,106	2,106
Receivables from related parties	144	144	182	182
Investments and long-term receivables(a)	26	26	23	23

Total financial assets	$2,811	$2,811	$3,035	$3,035
Financial liabilities:
Accounts payable(b)	$1,419	$1,419	$1,451	$1,451
Accounts payable to related parties	61	61	43	43
Accrued interest	32	32	33	33
Debt(c)	4,004	3,307	2,650	3,075

Total financial liabilities	$5,516	$4,819	$4,177	$4,602
(a)	Excludes equity method investments.
(b)	Includes bank checks outstanding.
(c)	Excludes capital lease obligations.

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 28.

25.	Supplemental Cash Flow Information

(In millions)	2009	2008	2007
Net cash provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(169)	$(155)	$(189)
Income taxes refunded (paid)	21	(359)	(142	)(a)
Interest on tax settlements received from Marathon	–	–	13
Noncash investing and financing activities:
U. S. Steel common stock issued for employee stock plans	$26	$31	$34
(a)	Includes amounts paid to the FDIC in lieu of taxing authorities in accordance with an agreement between Lone Star and the FDIC.

26.	Transactions with Related Parties

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Sales and service transactions with equity investees were $845 million, $1,288 million and $1,172 million in 2009, 2008 and 2007, respectively.

Purchases from equity investees for outside processing services amounted to $318 million, $361 million and $46 million during 2009, 2008 and 2007, respectively. Purchases of taconite pellets from equity investees, all of which were acquired in the Stelco acquisition, amounted to $168 million, $175 million and $31 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $58 million and $42 million at December 31, 2009 and 2008, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other equity investees totaled $3 million and $1 million at December 31, 2009 and 2008, respectively.

27.	Leases

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Leases	Operating Leases
2010	$22	45
2011	23	41
2012	21	29
2013	–	17
2014	–	17
Later years	–	40
Sublease rentals	–	(16)

Total minimum lease payments	66	$173
Less imputed interest costs	8

Present value of net minimum lease payments included in long-term debt (see Note 16)	$58

Operating lease rental expense:

(In millions)	2009	2008	2007
Minimum rentals	$74	$96	$94
Contingent rentals	9	11	8
Sublease rentals	(5)	(5)	(5)

Net rental expense	$78	$102	$97

U. S. Steel leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production equipment and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. See the discussion of residual value guarantees under “other contingencies” in Note 28. Contingent rental payments are determined based on operating lease agreements that include floating rental charges that are directly associated to variable operating components.

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

Asbestos matters – As of December 31, 2009, U. S. Steel was a defendant in approximately 440 active cases involving approximately 3,040 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). Almost 2,560, or approximately 84 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During 2009, U. S. Steel paid approximately $7 million in settlements. These settlements and other dispositions resolved approximately 200 claims. New case filings in 2009 added approximately 190 claims. At December 31, 2008, U. S. Steel was a defendant in approximately 450 active cases involving approximately 3,050 plaintiffs. During 2008, U. S. Steel paid approximately $13 million in settlements. These settlements and other dispositions resolved approximately 400 claims. New case filings in 2008 added approximately 450 claims. Most claims filed in 2009 and 2008 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 210 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities, which are recorded in deferred credits and other liabilities, totaled $203 million at December 31, 2009, of which $17 million was classified as current, and $162 million at December 31, 2008, of which $14 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $57 million, $37 million and $25 million for the years ended December 31, 2009, 2008 and 2007, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.

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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of December 31, 2009, accrued liabilities for these projects totaled $4 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $45 million. Depending on agency negotiations and other factors, U. S. Steel expects that the scope of the UPI will become defined in 2010.

Significant Projects with Defined Scope – As of December 31, 2009, a total of $49 million was accrued for projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site.

Additional projects with defined scope include the Municipal Industrial & Disposal Company (MIDC) CERCLA site in Elizabeth, PA, and the Duluth St. Louis Estuary and Upland Project. As of December 31, 2009, accrued liabilities for these two additional projects totaled $32 million. U. S. Steel does not expect material additional costs related to these projects.

Additionally, the expanded scope of a project at U. S. Steel’s former Geneva Works was defined in the fourth quarter of 2009, and a $49 million charge was recorded in cost of sales for the remediation. As of December 31, 2009, accrued liabilities for the Geneva project totaled $66 million. U. S. Steel does not expect material additional costs related to this project.

Other Projects – There are eight other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2009 was $17 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at December 31, 2009 was $8 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $21 million at December 31, 2009 and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2009, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2009 and 2008 such capital expenditures totaled $93 million and $99 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

CO2 Emissions – Many nations, including all where we operate, have or are considering the regulation of CO2 emissions. International negotiations to supplement or replace the 1997 Kyoto Protocol are ongoing. Regulation of CO2 emissions is relevant to the steel industry and U. S. Steel. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. The European Union has established greenhouse gas regulations. In addition, Canada has published details of a regulatory framework for greenhouse gas emissions as discussed below. In the United States, the House of Representatives passed the American Clean Energy and Security Act (also known as the Waxman-Markey Bill) on June 26, 2009. Similar legislation is under consideration by the Senate in the form of a bill proposed by Senators Boxer and Kerry on September 30, 2009. These bills would establish a national cap-and-trade program (to be phased-in beginning in 2012) that would require entities emitting greenhouse gases (or in some instances the producers of fuels that would result in such emissions) to present allowances that account for each ton of carbon dioxide equivalent (CO2e) emitted, subject to yearly national caps on overall emissions from covered sources. The bills include provisions that would grant limited relief, including the allocation of free allowances, for qualifying energy-intensive and trade-sensitive industries, for which iron and steel producers should qualify. It is uncertain when the Senate will act on these matters. If this or similar legislation is adopted, it could have far ranging economic and operational consequences for U. S. Steel. It is impossible to estimate the timing of final legislation or its impact on U. S. Steel, although it could be significant. Such regulations may entail substantial capital expenditures, restrict production, and raise the price of coal and other carbon based energy sources.

The U.S. Environmental Protection Agency (EPA) has classified CO2 as a harmful gas. The EPA has implemented a new greenhouse gas emission inventory and reporting requirement for all facilities emitting 25,000 metric tons or more per year of CO2e greenhouse gases. The regulation requires facilities to collect information on CO2e and report emissions to the EPA starting in January of 2011, covering the 2010 calendar year. It is expected that most U. S. Steel facilities will be required to comply with the new regulation. Since it was first proposed by the EPA, U. S. Steel has been undertaking preparations for meeting this requirement and is evaluating the cost of compliance.

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

In July 2008, following approval by the European Commission of Slovakia’s national allocation plan for the 2008 to 2012 trading period (NAP II), Slovakia granted USSK more CO2 emissions allowances per year than USSK received for the 2005 to 2007 trading period. Based on actual carbon emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. During the year ended December 31, 2009, USSK entered into transactions to sell a portion of our allowances and recognized approximately $36 million of gains related to these transactions. These gains are reflected in the net gains on disposal of assets line on the Consolidated Statement of Operations.

On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution (the Plan). The Plan would set mandatory reduction targets on all major greenhouse gas producing industries to achieve an absolute reduction of 150 megatonnes in greenhouse gas emissions from 2006 levels by 2020. On March 10, 2008, Canada’s federal government published details of its Regulatory Framework for Industrial Greenhouse Gas Emissions (the Framework). The Plan and the Framework provide that facilities existing in 2004 will be required to cut their greenhouse gas emissions intensity by 18 percent below their 2006 baseline by 2010, with a further 2 percent reduction in each following year. The Framework provided that newer and future facilities would be subject to phased in 2% annual emissions intensity reduction obligations and clean fuel standards. Companies will be able to choose the most cost-effective way to meet their targets from a range of options which include carbon trading, offsets and credit for early action (between 1992 and 2006). The Framework effectively exempts fixed process emissions of CO2, which could exclude certain iron and steel producing CO2 emissions from mandatory reductions. More recently, the Canadian federal government has indicated that it may reconsider its proposed intensity-based approach in light of potential U.S. legislation which may impose emission caps and import duties on countries which do not have a comparable regime. On June 12, 2009, Canada’s federal government released for comment two draft guides related to the establishment of an Offset System in Canada. These draft documents propose rules and provide guidance on the requirements and processes to create offset credits and the requirements and processes to verify the eligible greenhouse gas reductions achieved from an offset project. Canada’s federal government has stated that, once in place, the Offset System will establish tradable credits and encourage cost-effective domestic greenhouse gas reductions in areas that will not be covered by planned federal greenhouse gas regulations.

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

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $203 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $11 million at December 31, 2009. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Contingencies related to the Separation from Marathon – In the event of a bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $26 million as of December 31, 2009 may be declared immediately due and payable.

Antitrust Class Actions – In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases are filed as class actions and claim treble damages for the period 2005 to present, but do not allege any damage amounts. U. S. Steel is vigorously defending these lawsuits and does not believe that it has any liability regarding these matters.

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

Randle Reef – The Canadian and Ontario governments have identified a sediment deposit in Hamilton Harbor near USSC’s Hamilton Works for remediation, which the regulatory agencies estimated several years ago will require expenditures of approximately C$90 million (approximately $85 million). The national and provincial governments have each allocated C$30 million (approximately $28 million) for this project and they have stated that they will be looking for local sources, including industry, to fund the remaining one third. USSC has committed C$7 million (approximately $7 million) as its contribution. Additional contributions may be sought.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $12 million at December 31, 2009). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

Clairton 1314B – See description of the partnership, which was terminated on October 31, 2008, in Note 5. U. S. Steel, under certain circumstances, is required to indemnify the limited partners if product sales from the partnership prior to 2003 fail to qualify for the credit under Section 29 of the Internal Revenue Code. This indemnity will effectively survive until the expiration of the applicable statute of limitations. The maximum potential amount of this indemnity obligation at December 31, 2009, including interest and tax gross-up, is approximately $100 million. No liability has been recorded for this indemnification as management believes that the potential exposure is not probable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $173 million as of December 31, 2009, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash that is recorded in other noncurrent assets.

Commitments – At December 31, 2009, U. S. Steel’s contract commitments to acquire property, plant and equipment totaled $152 million.

Unconditional Purchase Obligations – U. S. Steel is obligated to make payments under unconditional purchase obligations, including take-or-pay contracts. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

2010	2011	2012	2013	2014	Later Years	Total
$2,131	$1,553	$1,073	$965	$340	$3,166	$9,228

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, coal, coke, and other raw materials used in the ordinary course of U. S. Steel’s business with terms ranging from two to 16 years. Total payments under take-or-pay contracts were approximately $300 million in 2009, $295 million in 2008 and $260 million in 2007.

29.	Subsequent Event

On February 1, 2010, USSC completed the previously announced sale of its 44.6 percent interest in the Wabush Mines Joint Venture (Wabush) for approximately $58 million. Wabush owns and operates iron ore mining and pellet facilities in Newfoundland and Labrador and Quebec, Canada. U. S. Steel recognized an immaterial loss on the sale.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2009				2008(a)
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Net sales	$3,354	$2,817	$2,127	$2,750	$4,502	$7,312	$6,744	$5,196
Segment (loss) income from operations:
Flat-rolled	(284)	(370)	(362)	(422)	(21)	846	468	97
USSE	(3)	7	(53)	(159)	(141)	173	298	161
Tubular	39	(21)	(88)	127	559	420	177	51

Total reportable segments	(248)	(384)	(503)	(454)	397	1,439	943	309
Other Businesses	3	5	(7)	(3)	21	22	16	18
Items not allocated to segments	(84)	(33)	45	(21)	104	(134)	(5)	(61)

Total (loss) income from operations	(329)	(412)	(465)	(478)	522	1,327	954	266
Net (loss) income	(268)	(307)	(392)	(439)	298	942	674	240
Net (loss) income attributable to United States Steel Corporation	(267)	(303)	(392)	(439)	290	919	668	235
Common stock data
Net (loss) income per share attributable to United States Steel Corporation
- Basic	$(1.86)	$(2.11)	$(2.92)	$(3.78)	$2.50	$7.84	$5.69	$2.00
- Diluted	$(1.86)	$(2.11)	$(2.92)	$(3.78)	$2.50	$7.79	$5.65	$1.98
Dividends paid per share	$0.05	$0.05	$0.05	$0.30	$0.30	$0.30	$0.25	$0.25
Price range of common stock
- Low	$33.25	$29.35	$20.17	$16.66	$20.71	$68.62	$122.00	$91.11
- High	$58.19	$51.65	$43.15	$41.47	$77.92	$182.79	$196.00	$128.30
(a)	Results have been restated to reflect the movement of the results of the iron ore mines to the Flat-rolled segment from Other Businesses in 2008 (See Note 3)

SUPPLEMENTARY INFORMATION ON MINERAL RESERVES OTHER THAN OIL AND GAS

(Unaudited)

Mineral Reserves

U. S. Steel operates two surface iron ore mining complexes in Minnesota consisting of the Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant. As part of the acquisition of Stelco, U. S. Steel acquired interests in the iron ore mining assets of Tilden Mining Company, LLC, Hibbing Taconite Company and Wabush Mines. On February 1, 2010, USSC completed the previously announced sale of its 44.6 percent interest in the Wabush Mines Joint Venture (Wabush).

The following table provides a summary of our reserves and minerals production by mining complex:

	Proven and Probable Reserves As of December 31, 2009			Production
(Millions of short tons)	Owned	Leased	Total	2009	2008	2007
Iron ore pellets:
Minntac Mine and Pellet Plant	140	463	603	8.5	16.1	15.2
Keetac Mine and Pellet Plant	7	142	149	-	5.1	5.7
Tilden Mining Company, LLC*	-	46	46	-	1.2	0.1
Hibbing Taconite Company*	1	18	19	0.3	1.4	0.2
Wabush Mines*	-	36	36	0.5	2.0	0.4

Total	148	705	853	9.3	25.8	21.6
*	Represents U. S. Steel’s proportionate share of proven and probable reserves as these investments are unconsolidated equity affiliates. The production data represents U. S. Steel’s proportionate share of production following the acquisition of Stelco on October 31, 2007.

Iron Ore Reserves

Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. The estimate of proven and probable reserves is of recoverable tons. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Neither inferred reserves nor resources that exist in addition to proven and probable reserves were included in these figures. At December 31, 2009, all 853 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its operating mines and are of blast furnace pellet grade.

U. S. Steel estimates its iron ore reserves using physical inspections, sampling, laboratory testing, 3-D computer models, economic pit analysis and fully-developed pit designs for its operating mines. These estimates are reviewed and reassessed from time to time. The most recent such review for the two operating mines owned by U. S. Steel was conducted in 2005 and led U. S. Steel to reduce its determination of proven and probable reserves mainly due to excluding areas where sampling and measurement did not meet its new 600-foot drill spacing standard, based on updated geostatistical studies. The most recent such review for our unconsolidated equity affiliates was conducted in 2008 and resulted in a net increase in proven and probable reserves.

FIVE-YEAR OPERATING SUMMARY (Unaudited)

(Thousands of tons, unless otherwise noted)	2009	2008	2007	2006	2005
Raw Steel Production
Gary, IN	5,379	5,917	6,138	5,947	5,009
Great Lakes, MI	473	2,513	2,901	3,136	3,002
Mon Valley, PA	2,460	2,461	2,764	2,579	2,708
Granite City, IL	906	2,294	2,411	2,468	2,541
Fairfield, AL	1,586	2,082	2,134	2,225	2,083
Lake Erie, Ontario, Canada(a)	356	2,325	195	-	-
Hamilton, Ontario, Canada(a)	564	1,598	295	-	-

Total Flat-rolled facilities	11,724	19,190	16,838	16,355	15,343
USSK	3,897	4,562	5,147	5,205	4,547
USSS	1,180	1,848	1,645	1,857	1,336

Total USSE facilities	5,077	6,410	6,792	7,062	5,883
Total	16,801	25,600	23,630	23,417	21,226

Raw Steel Capability
Flat-rolled(b)	24,300	24,300	20,217	19,400	19,400
USSE	7,400	7,400	7,400	7,400	7,400

Total	31,700	31,700	27,617	26,800	26,800

Production as % of total capability:
Flat-rolled(b)	48	79	83	84	79
USSE	69	86	92	95	80
Coke Production
Flat-rolled(b)	3,969	6,562	5,642	5,813	6,092
USSE	1,446	1,589	1,703	1,702	1,696

Total	5,415	8,151	7,345	7,515	7,788

Iron Ore Pellet Production(c)
Total	9,293	25,783	21,598	22,062	22,282

Steel Shipments by Segment(d)(e)
Flat-rolled	9,861	16,845	14,534	14,180	13,296
USSE	4,463	5,651	6,139	6,261	5,211
Tubular	657	1,952	1,422	1,191	1,156

Total steel shipments	14,981	24,448	22,095	21,632	19,663

Average Steel Price Per Ton
Flat-rolled	$651	$780	$642	$634	$617
USSE	637	932	720	608	610
Tubular	1,755	2,041	1,335	1,499	1,326
(a)	These facilities were acquired on October 31, 2007, as part of the acquisition of Stelco.
(b)	Includes the operations of USSC following the acquisition on October 31, 2007.
(c)	Includes our share of production from Hibbing, Tilden and Wabush from the date of the USSC acquisition on October 31, 2007. On February 1, 2010, U. S. Steel sold its interest in Wabush.

(d)	Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.

(e)	Includes the operations of Lone Star following the acquisition on June 14, 2007, and the operations of USSC following the acquisition on October 31, 2007.

FIVE-YEAR OPERATING SUMMARY (Unaudited) (Continued)

(Thousands of net tons, unless otherwise noted)	2009	2008	2007	2006	2005
Steel Shipments by Market - North American Facilities(a)(b)
Steel service centers	1,999	3,887	3,151	3,242	3,176
Further conversion:
Trade customers	2,214	3,402	2,278	1,821	1,639
Joint ventures	1,283	1,770	2,037	1,808	1,744
Transportation (including automotive)	1,261	2,558	2,630	2,518	2,451
Construction and construction products	675	1,333	1,045	1,263	1,079
Containers	1,296	1,421	1,301	1,317	1,297
Appliances & electrical equipment	755	1,115	1,055	1,198	1,031
Oil, gas and petrochemicals	620	1,737	1,330	1,073	1,055
Export from the United States	322	926	656	743	609
All other	93	648	473	388	371

Total	10,518	18,797	15,956	15,371	14,452

Steel Shipments by Market - USSE
Steel service centers	882	1,239	1,264	1,367	807
Further conversion:
Trade customers	461	546	897	1,267	1,302
Joint ventures	-	-	-	-	-
Transportation (including automotive)	387	590	493	439	372
Construction and construction products	1,615	1,745	1,847	1,526	1,109
Containers	517	615	563	566	531
Appliances & electrical equipment	248	503	489	512	402
Oil, gas and petrochemicals	17	9	10	41	33
All other	336	404	576	543	655

Total	4,463	5,651	6,139	6,261	5,211
(a)	Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.
(b)	Includes the operations of Lone Star following the acquisition on June 14, 2007, and the operations of USSC following the acquisition on October 31, 2007.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited)

(Dollars in millions, except per share amounts)	2009	2008	2007(a)(b)	2006(a)	2005(a)
Net sales by segment:
Flat-rolled	$7,145	$15,288	$10,453	$10,128	$9,390
USSE	2,947	5,517	4,667	3,977	3,346
Tubular	1,221	4,253	1,985	1,798	1,546
Other Businesses	292	917	490	440	400

Total reportable segments	11,605	25,975	17,595	16,343	14,682
Intersegment sales	(557)	(2,221)	(722)	(628)	(643)

Total	$11,048	$23,754	$16,873	$15,715	$14,039

Segment (loss) income:
Flat-rolled	$(1,438)	$1,390	$382	$660	$599
USSE	(208)	491	687	714	502
Tubular	57	1,207	356	631	528

Total reportable segments	(1,589)	3,088	1,425	2,005	1,629
Other Businesses	(2)	77	84	69	46
Items not allocated to segments	(93)	(96)	(296)	(289)	(236)

Total income from operations	(1,684)	3,069	1,213	1,785	1,439
Net interest and other financial costs	161	62	105	62	127
Income tax (benefit) provision	(439)	853	218	324	365
Net (loss) income attributable to United States Steel Corporation	$(1,401)	$2,112	$879	$1,374	$910
Per common share:
- Basic	(10.42)	18.04	7.44	11.88	7.87
- Diluted	(10.42)	17.96	7.40	11.18	7.00
(a)	Results have been restated to reflect the movement of the results of the iron ore mines to the Flat-rolled segment from Other Businesses in 2008 (See Note 3).
(b)	Includes Lone Star from the date of acquisition on June 14, 2007 and USSC from date of acquisition on October 31, 2007.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited) (Continued)

(Dollars in millions, unless otherwise noted)	2009		2008	2007		2006	2005
Balance Sheet Position at Year-End
Current assets	$5,015		$5,732	$4,959		$5,196	$4,842
Net property, plant & equipment	6,820		6,676	6,688		4,429	4,015
Total assets	15,422		16,087	15,632		10,586	9,822
Short-term debt and current maturities of long-term debt	19		81	110		82	249
Other current liabilities	2,455		2,697	2,893		2,620	2,500
Long-term debt	3,345		3,064	3,147		943	1,363
Employee benefits	4,143		4,767	3,187		2,174	2,008
Total United States Steel Corporation stockholders’ equity	4,676		4,895	5,531		4,365	3,324
Cash Flow Data
Net cash (used in) provided by operating activities	$(61)		$1,658	$1,732		$1,632	$1,255
Capital expenditures	472		735	692		612	741
Dividends paid	56		129	95		77	60
Employee Data
Total employment costs	$2,814	(b)	$3,641	$2,991	(a)	$2,843	$2,693
Average North America employment costs (dollars per hour)	$56.24	(b)	$49.32	$48.29	(a)	$49.88	$49.64
Average number of North America employees	20,635		28,680	26,301	(a)	21,218	21,026
Average number of USSE employees	19,281		20,371	21,665		23,639	25,173
Number of pensioners at year-end	78,948		80,767	82,830		73,023	80,602
Stockholder Data at Year-End
Common shares outstanding, net of treasury shares (millions)	143.4		116.2	118.0		118.5	108.8
Registered shareholders (thousands)	20.3		21.6	22.6		25.2	27.6
Market price of common stock	$55.12		$37.20	$120.91		$73.14	$48.07
(a)	Includes Lone Star and USSC from dates of acquisition on June 14, 2007 and October 31, 2007, respectively.
(b)	Includes charges of $93 million for defined benefit pension and other benefit charges related to voluntary early retirement programs and $87 million associated with benefit costs related to the temporary idling of certain facilities and reduced production at others.

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

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fourth quarter of 2009 which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Audit Committee” in U. S. Steel’s Proxy Statement for the 2010 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Corporate Governance & Public Policy Committee” in U. S. Steel’s Proxy Statement for the 2010 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Communications from Security Holders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2010 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in U. S. Steel’s Proxy Statement for the 2010 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Executive Compensation” and “Compensation and Organization Committee Report” in U. S. Steel’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column(1))
Equity compensation plans approved by security holders(a)	3,270,265	$56.92	2,789,423(b)
Equity compensation plans not approved by security holders(c)	37,150	(one for one)	0
Total	3,307,415	–	2,789,423
(a)	The numbers in columns (1) and (2) of this row contemplate all shares that could potentially be issued as a result of outstanding grants under the U. S. Steel 2002 Stock Plan and the 2005 Stock Incentive Plan as of December 31, 2009. Because outstanding options under the USX 1990 Stock Plan were converted to options under the U. S. Steel 2002 Stock Plan at the time of separation from Marathon Oil Corporation (formerly USX Corporation), these numbers include shares that may be issued as a result of grants originally made under the USX 1990 Stock Plan. (For more information, see Note 13 to the Financial Statements.) Column (1) includes (i) 59,228 shares of common stock that could be issued for the Common Stock Units outstanding under the Deferred Compensation Program for Non-Employee Directors and (ii) 381,210 shares that could be issued for the 190,605 performance awards outstanding under the Long-Term Incentive Compensation Program (a program under the 2005 Stock Incentive Plan). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. Also, the calculation in column (2) does not include the performance awards since the weighted average exercise price for performance awards can range from zero for one to two for one; that is, performance awards may result in up to 381,210 shares of common stock being issued (two for one), or some lesser number of shares (including zero shares of common stock issued), depending upon the Corporation’s common stock performance versus that of a peer group of companies.
(b)	Represents shares available under the 2005 Stock Incentive Plan.
(c)	At December 31, 2009, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders. Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued pursuant to the 2005 Stock Incentive Plan, a shareholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Policy with Respect to Related Person Transactions” and “The Board of Directors and its Committees – Independence” in U. S. Steel’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Information Regarding the Independence of the Independent Registered Public Accounting Firm” in U. S. Steel’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Documents Filed as Part of the Report

1.    Financial Statements

Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” beginning on page F-1.

2.    Financial Statement Schedules and Supplementary Data

“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 97. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

“Supplementary Data – Disclosures About Forward-Looking Statements” is provided beginning on page 100.

B. Exhibits

Exhibits 10(a) through 10(f) and Exhibits 10(n) through 10(jj) are management contracts or compensatory plans or arrangements.

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

4.    Instruments Defining the Rights of Security Holders, Including Indentures

(a)   Amended and Restated Credit Agreement dated as of May 11, 2007 and amended and restated as of June 12, 2009, among United States Steel Corporation, the lenders party thereto, the LC issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on June 16, 2009, Commission File Number 1-16811.

(b) Rights Agreement, dated as of December 31, 2001, between United States Steel Corporation and Mellon Investor Services, LLC, as Rights Agent	Incorporated by reference to Exhibit 4 to United States Steel Corporation’s Form 8-A/A filed on December 31, 2001, Commission File Number 1-16811.

(c) Form of Indenture among United States Steel Corporation, Issuer; and the Bank of New York, Trustee	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Registration Statement on Form S-3 (File No. 333141080) filed on March 6, 2007.

(d)   First Supplemental Indenture dated as of May 21, 2007 between United States Steel Corporation, Issuer; and The Bank of New York, Trustee regarding 5.65% Senior Notes due June 1, 2013, 6.05% Senior Notes due June 1, 2017 and 6.65% Senior Notes due June 1, 2037

Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(e) Second Supplemental Indenture dated as of December 10, 2007 between United States Steel Corporation, Issuer; and The Bank of New York, Trustee regarding 7.00% Senior Notes due February 1, 2018	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on December 10, 2007, Commission File Number 1-16811.

(f)     Third Supplemental Indenture dated as of May 4, 2009 between United States Steel Corporation, Issuer; and The Bank of New York Mellon, Trustee regarding 4.00% Senior Convertible Note due May 15, 2014.

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 5, 2009, Commission File Number 1-16811.

(g) Certificate of Designation respecting the Series A Junior Preferred Stock	Incorporated by reference to Exhibit 4(h) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(h) United States Steel Corporation Certificate of Elimination filed with the Secretary of State of the State of Delaware on December 5, 2007	Incorporated by reference to Exhibit 3 to United States Steel Corporation Form 8-K filed on September 28, 2007.

(i)     EUR 200,000,000 Credit Facility Agreement dated July 2, 2008 between U. S. Steel Košice, s.r.o. as borrower, Commerzbank Aktiengesellschaft, pobočka zahraničnej banky, Bratislava, ING Bank N.V., pobočka zahraničnej banky and Slovenská sporitelňa, a.s. as mandated lead arrangers, Citibank N.A., Bahrain Branch and HSBC Bank plc, pobočka zahraničnej banky as lead arrangers, the financial institutions listed on Schedule 1 to the agreement as lenders and ING Bank N.V., London Branch as facility agent.

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

10.    Material Contracts

(a) United States Steel Corporation 2002 Stock Plan, as amended April 26, 2005	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2005, Commission File Number 1-16811.

(b) United States Steel Corporation Executive Management Supplemental Pension Program	Incorporated by reference to Exhibit 10(b) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2008, Commission File Number 1-16811.

(c) United States Steel Corporation Supplemental Thrift Program	Incorporated by reference to Exhibit 10(c) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2008, Commission File Number 1-16811.

(d) United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2007, Commission File Number 1-16811.

(e) Form of Severance Agreements between the Corporation and its Officers	Incorporated by reference to Exhibit 10(e) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2007, Commission File Number 1-16811.

(f) Amendment and Restated Agreement between United States Steel Corporation and John P. Surma	Incorporated by reference to Exhibit 10(f) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2008, Commission File Number 1-16811.

(g) Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.3 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(h) Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

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

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(j)        First Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of June 12, 2009 among U. S. Steel Receivables, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers, LC Banks and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on June 16, 2009, Commission File Number 1-16811.

(k) Purchase and Sale Agreement dated November 28, 2001 among United States Steel LLC, as initial Servicer and as Originator; and U. S. Steel Receivables LLC as purchaser and contributee	Incorporated by reference to Exhibit 10(o) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(l) First Amendment to the Purchase and Sale Agreement dated as of September 27, 2006 among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(m) Second Amendment to the Purchase and Sale Agreement dated as of June 12, 2009 among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on June 16, 2009, Commission File Number 1-16811.

(n) Form of Stock Option Grant to Officer-Directors under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(t) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(o) Form of Stock Option Grant to Executive Management Committee Members under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(u) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(p) Base Salaries of Named Executive Officers.

(q) Summary of non-employee director compensation arrangements	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2009, Commission File Number 1-16811.

(r) United States Steel Corporation Non Tax-Qualified Pension Plan	Incorporated by reference to Exhibit 10(p) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2008, Commission File Number 1-16811.

(s) United States Steel Corporation 2005 Stock Incentive Plan	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2005.

(t) Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2009, Commission File Number 1-16811.

(u) United States Steel Corporation 2005 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit 10(s) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2008, Commission File Number 1-16811.

(v) Administrative Regulations for the Executive Management Annual Incentive Compensation Program under the 2005 Annual Incentive Compensation Plan

(w) Non-Employee Director Stock Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(x) Form of stock option grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(x) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(y) Form of restricted stock grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(y) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(z) Form of performance award grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(z) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(aa) Form of Performance Award Grant Form Agreement under the the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on April 30, 2009, Commission File Number 1-16811.

(bb) Form of Stock Option Grant Form Agreement under the the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on April 30, 2009, Commission File Number 1-16811.

(cc) Form of Restricted Stock Annual Grant Form Agreement under the the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on May 2, 2008, Commission File Number 1-16811.

(dd) Form of Restricted Stock Retention Grant Form Agreement under the the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on May 2, 2008, Commission File Number 1-16811.

(ee) Form of Restricted Stock Unit Annual Grant Form Agreement under the the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on April 30, 2009, Commission File Number 1-16811.

(ff) Form of Restricted Stock Unit Retention Grant Form Agreement under the the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on April 30, 2009, Commission File Number 1-16811.

(gg) Voluntary Early Retirement Program – 2009	Incorporated by Reference to Exhibit 99.1 to United States Steel Corporation’s Form 8-K filed on February 6, 2009, Commission File Number 1-16811.

(hh) Letter Agreement between United States Steel Corporation and John H. Goodish dated February 23, 2009	Incorporated by reference to Exhibit 10(ff) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2008, Commission File Number 1-16811.

(ii) Administrative Regulations for the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2009, Commission File Number 1-16811.

(jj) Corporate Governance Principles –Recoupment Policy (incorporated into the Annual Incentive Compensation Program Administrative Regulations)

12.1.	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2.	Computation of Ratio of Earnings to Fixed Charges

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

24.	Powers of Attorney

31.1.	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2.	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Millions of Dollars)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2009:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$52	$9	$–	$–	$22	$39
Investments and long-term receivables reserve	10	–	12	–	–	22
Deferred tax valuation allowance:
State	–	–	–	–	–	–
Foreign	328	29	218	–	–	575

Year ended December 31, 2008:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$42	$30	$–	$11	$9	$52
Investments and long-term receivables reserve	6	4	–	–	–	10
Deferred tax valuation allowance:
State	1	–	–	1	–	–
Foreign	392	–	23	87	–	328

Year ended December 31, 2007:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$58	$–	$14	$26	$4	$42
Investments and long-term receivables reserve	6	–	–	–	–	6
Deferred tax valuation allowance:
State	1	–	–	–	–	1
Foreign	90	–	302	–	–	392

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on February 24, 2010.

UNITED STATES STEEL CORPORATION

By:	/s/ Gregory A. Zovko
Gregory A. Zovko Vice President & Controller

Signature	Title

/s/ John P. Surma John P. Surma	Chairman of the Board of Directors and Chief Executive Officer and Director

/s/ Gretchen R. Haggerty Gretchen R. Haggerty	Executive Vice President & Chief Financial Officer

/s/ Gregory A. Zovko Gregory A. Zovko	Vice President & Controller

* Robert J. Darnall	Director

* John G. Drosdick	Director

* Richard A. Gephardt	Director

* Charles R. Lee	Director

* Jeffrey M. Lipton	Director

* Frank J. Lucchino	Director

* Glenda G. McNeal	Director

* Seth E. Schofield	Director

* Graham B. Spanier	Director

* David S. Sutherland	Director

* Patricia A. Tracey	Director

*	BY:	/s/ Gretchen R. Haggerty
Gretchen R. Haggerty, Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

2008 CBAs	Collective bargaining agreements with the USW entered into effective September 1, 2008
Acero Prime	Acero Prime, S.R.L. de CV
ASC	Accounting Standards Codification
Apolo	Apolo Tubulars S.A.
BACT	Best Achievable Control Technology
Baycoat	Baycoat Limited Partnership, a U. S. Steel and ArcelorMittal Dofasco, Inc. joint venture
CAA	Clean Air Act
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CMS	Corrective Measure Study
CWA	Clean Water Act
DESCO	Double Eagle Steel Coating Company
DOC	U.S. Department of Commerce
DOJ	U.S. Department of Justice
Double G	Double G Coatings Company LLC
EC	European Commission
EPA	U.S. Environmental Protection Agency
ERP	Enterprise resource planning
ERW	electric resistence welded
EU	European Union
Eurofer	European Confederation of Iron and Steel Industries
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
Flat-Rolled	Flat-Rolled Products segment
FPC	Feralloy Processing Company
Gateway	Gateway Energy & Coke Company, LLC
Hibbing	Hibbing Taconite Company
ITC	U. S. International Trade Commission
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
LAER	Lowest Achievable Emission Rate
Lone Star	Lone Star Technologies, Inc.
MACT	Maximum Achievable Control Technology
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
OCTG	oil country tubular goods
O. D.	outer diameter
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act
RFI	RCRA Facility Investigation
RPA	Receivables Purchase Agreement
SEC	Securities and Exchange Commission
SIPs	state implementation plans
Stelco	Stelco Inc.
Tilden	Tilden Mining Company
tons	net tons
Tubular	Tubular Products segment
USSC	U. S. Steel Canada Inc.
USSE	U. S. Steel Europe segment
USSK	U. S. Steel Košice, U. S. Steel’s integrated steel mill and coke production facilities in Slovakia
USS-POSCO	USS-POSCO Industries, U. S. Steel and POSCO joint venture
USSR	U. S. Steel Receivables LLC
USSS	U. S. Steel Serbia, U. S. Steel’s integrated steel mill and other facilities in Serbia
USW	United Steelworkers
VERP	Voluntarty early retirement program
Wabush	Wabush Mines
Worthington	Worthington Specialty Processing, U. S. Steel and Worthington Industries, Inc. joint venture
Z-Line	Z-Line Company

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

Liquidity Factors

U. S. Steel’s ability to finance our future business requirements through internally generated funds (including asset sales), proceeds from the sale of stock, borrowings and other external financing sources is affected by our performance (as measured by various factors, including cash provided from operating activities), levels of inventories and accounts receivable, the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall North American and international financial climate, and, in particular, with respect to borrowings, by the level of U. S. Steel’s outstanding debt, our ability to comply with debt covenants and our credit ratings by rating agencies. To the extent that U. S. Steel management’s assumptions concerning these factors prove to be inaccurate, U. S. Steel may have difficulty obtaining the funds necessary to maintain or expand our operations.

Our major cash requirements in 2010 are expected to be for capital expenditures, employee benefits and working capital requirements. We finished 2009 with $1.2 billion of available cash. As business conditions recover, our working capital requirements will likely increase and we may need to draw upon our credit facilities for necessary cash. Funding under the RPA and the Amended Credit Agreement is based on a pool of eligible domestic receivables and domestic inventory, respectively, both of which have declined as a result of lower orders and our efforts to reduce working capital. A sudden increase in orders could require a significant amount of investment in working capital. Should we experience a significant increase in orders or an unexpected need for funds that cannot be met with available cash and our liquidity facilities, we may need to access the capital markets.

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

Mini-mills typically require lower capital expenditures for construction of facilities and may have lower total employment costs; however, these competitive advantages may be minimized or eliminated by the cost of scrap when scrap prices are high. Some mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers of flat-rolled products, who are able to manufacture a broader range of products. International competitors may also have lower labor costs than U.S. producers and some are owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations, as well as prevailing market conditions. Such competition could adversely affect our future product prices and shipment levels.

We also face competition in many markets from producers of materials such as aluminum, cement, composites, glass, plastics and wood. The emergence of additional substitutes for steel products could adversely affect future prices and demand for steel products.

USSE conducts business primarily in Europe and USSC conducts business primarily in Canada. They are subject to market conditions in those areas which are influenced by many of the same factors that affect U.S. markets, as well as matters specific to international markets such as quotas, tariffs and other protectionist measures. Like our domestic operations, USSE and USSC are affected by the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. USSE and USSC are subject to different environmental regulations and other factors in Europe and Canada, respectively, that could negatively affect results of operations and cash flow. These environmental regulations and other factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation, limits on emissions (see “Environmental Matters” for discussions regarding carbon dioxide emissions limits which are applicable to European Union member countries, and carbon dioxide emissions limitations which are expected to come into effect in Canada) and limits on production. USSE and USSC are affected by volatile raw materials prices, and USSE has been affected by curtailments of natural gas available to Europe from Russia through Ukraine. Both USSK and USSS experienced a curtailment for more than ten days in January 2009 related to Russia’s suspension of gas shipments to Europe.

U. S. Steel is subject to foreign currency exchange risks as a result of its European and Canadian operations. USSE’s revenues are primarily in euros and its costs are primarily in U.S. dollars, Serbian dinars and euros. USSC’s revenues are denominated in both Canadian and U.S. dollars. While the majority of USSC’s costs are in Canadian dollars, we make significant raw material purchases in U.S. dollars. In addition, the acquisition of USSC was funded from the United States and through the reinvestment of undistributed foreign earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can impact income when they are remeasured at the end of each quarter. An $892 million U.S. dollar-denominated intercompany loan to a European affiliate was the primary exposure at December 31, 2009.

Steel imports to the United States accounted for an estimated 25 percent of the U.S. steel market in 2009, 28 percent in 2008 and 26 percent in 2007. Imports of flat-rolled steel to Canada accounted for an estimated 35 percent of the Canadian market for flat-rolled steel products in 2009, 25 percent in 2008 and 27 percent in 2007. Total imports of flat-rolled carbon steel products (excluding quarto plates and wide flats) to the EU27 (the 27 countries currently comprising the European Union) were 15 percent of the EU market in 2009, 19 percent in 2008 and 17 percent in 2007. Increases in future levels of imported steel into the markets we serve could reduce future market prices and demand levels for steel produced in our facilities.

Imports of tubular products to the United States increased significantly beginning in 2008. Oil country tubular goods (OCTG) imports accounted for a large share of the growth, as they have more than doubled over 2007 levels. Imports of OCTG from China registered the most dramatic increase as they grew from 900 thousand tons in 2007 to nearly 2.3 million tons in 2008. The U.S. market experienced a surge in tubular imports in the second half of 2008 that resulted in record OCTG inventories by the end of the year, which affected demand in 2009 and is continuing to affect demand in 2010. Chinese imports of seamless standard line and pressure pipe increased by more than 290 percent in the three months after the filing of antidumping and counterveiling duty petitions in September 2009, as compared to the three months prior to the filing.

In addition to reduced demand by the end customers, we believe that some our our customers are experiencing difficulty in obtaining credit or maintaining their ability to qualify for trade credit insurance. We believe some of our customers and suppliers may not have sufficient credit available to them, which could delay payments from customers, result in increased customer defaults and cause our suppliers to delay filling, or to be unable to fill, our needs. The duration of the recession and the trajectory of the recovery for these industries may have a significant impact on U. S. Steel. In addition, the expiration of governmental stimulus programs may have a negative impact on the levels of customer demand. While we are becoming more optimistic, primarily due to improvements we are starting to see in the manufacturing sector, we remain cautious in our outlook for end user demand.

Operating and Cost Factors

The operations of U. S. Steel are subject to planned and unplanned outages due to maintenance, equipment malfunctions at our facilities or those of our key suppliers, work stoppages or unavailability of natural gas at USSE; and various hazards, including explosions, power outages, fires, floods, accidents, severe weather conditions and logistical disruptions (such as shortages of barges, ocean vessels, rail cars or trucks or disruption of rail lines or waterways), which could disrupt operations or shipments or the availability of raw materials, resulting in reduced production volumes and increased production costs or lower revenues.

As an integrated steel producer, U. S. Steel utilizes coking coal, coke, iron ore and, to a lesser extent, steel scrap as our major raw materials. U. S. Steel (1) purchases 100 percent of our coking coal requirements; (2) has the capability to supply approximately 80 percent of Flat-rolled’s coke requirements at normal operating levels through our own production facilities and the Gateway long-term supply agreement; (3) has the capability to supply approximately 60 percent of USSE’s coke requirements at normal operating levels through our own production facilities; (4) has the capability to supply all of Flat-rolled’s iron ore requirements at normal operating levels with our own production facilities and amounts under long-term supply contracts, (5) purchases substantially all of USSE’s iron ore requirements; (6) purchases steel scrap above that generated through our normal operations (generally, approximately 40% is internally generated); (7) purchases 100 percent of zinc, tin and other metallic addition requirements and (8) purchases 100 percent of natural gas and industrial gas requirements. We do not produce enough coke to meet our global requirements and our coke production capability is likely to decline over the next several years given that some of our existing coke batteries in the United States are approaching the end of their useful lives. As a result, we may be further exposed to risks concerning pricing and availability of coke from third parties. We expect that raw material prices will increase when global steel production returns to more customary levels. To the extent that U. S. Steel purchases raw materials, market or contract prices for such purchases can cause significant increases in production costs.

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by collective bargaining agreements with the USW entered into effective September 1, 2008 (the 2008 CBAs) that expire in September 2012. The 2008 CBAs resulted in wage increases ranging from $0.65 to $1.00 per hour as of the effective date. Each subsequent September 1 thereafter during the contract term, employees will receive a four percent wage increase. The 2008 CBAs also require U. S. Steel to make annual $75 million contributions to a restricted account within our trust for retiree health care and life insurance during the contract period. In early 2009, we reached agreement with the USW to defer the 2009 contribution until 2012. The 2008 CBAs also provide for pension and other benefit enhancements for both current employees and retirees (see Notes 17 and 20 to the Financial Statements). A small number of workers at these facilities, as well as workers at our transportation operations, are covered by agreements with the USW or other unions that have varying expiration dates. At U. S. Steel Canada the collective bargaining agreement with the USW covering employees at Lake Erie Works has expired and a successor agreement has not been reached. The collective bargaining agreement with the USW covering employees at Hamilton Works expires in July 2010. All of the agreements in North America contain no-strike clauses.

In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires in March 2012. Represented employees at USSS are covered by a collective bargaining agreement that expires in December 2012. Wage increases have been agreed to for all years for both USSE agreements.

Future net periodic benefit costs for pensions and other benefits can be volatile and depend on the future marketplace performance of plan assets; changes in actuarial assumptions regarding such factors as selection of a discount rate, the expected rate of return on plan assets and escalation of retiree health care costs; plan amendments affecting benefit payout levels; and profile changes in the beneficiary populations being valued. Changes in the assumptions or differences between actual and expected changes in the present value of liabilities or assets of U. S. Steel’s plans could cause net periodic benefit costs to increase or decrease materially from year to year. Income from operations for U. S. Steel included net periodic pension costs of $271 million in 2009, $78 million in 2008 and $129 million in 2007, respectively. Income from operations also included $191 million, $149 million and $136 million of expense for retiree medical and life insurance in 2009, 2008 and 2007, respectively. Based on preliminary actuarial information for 2010, we expect annual net periodic pension costs to be approximately $270 million and annual retiree medical and life insurance costs to be approximately $150 million. To the extent that these costs increase in the future, income from operations would be reduced.

On an accounting basis at December 31, 2009, U. S. Steel’s benefit obligations for retiree medical and life insurance exceeded trust assets by $2.9 billion, an improvement of approximately $240 million from the amount at the end of 2008, and U. S. Steel’s projected pension benefit obligation exceeded trust assets by $1.7 billion, an improvement of approximately $280 million from the amount at the end of 2008. To the extent that competitors do not provide similar benefits, or have been relieved of obligations to provide such benefits following bankruptcy reorganization, the competitive position of U. S. Steel may be adversely affected. Preliminary funding valuations of the main defined benefit pension plan in the United States as of December 31, 2009, indicate that the plan will not require mandatory cash funding for the 2010 plan year. We made voluntary contributions of $140 million to this plan in both 2009 and 2008. U. S. Steel may make voluntary contributions of similar amounts in 2010 or later periods to mitigate against potentially larger mandatory contributions in later years. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial markets, the elective use or disavowal of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years. U. S. Steel also expects to make cash payments of $83 million to USSC pension plans, $15 million to other pension plans not funded by trusts and $54 million to the Steelworkers Pension Trust in 2010. The level of cash funding in future years depends upon various factors such as future asset performance, the level of interest rates used to measure ERISA minimum funding levels, the impacts of business acquisitions or sales, union negotiated changes and future government regulation. Any such funding requirements will have an unfavorable impact on U. S. Steel’s cash flows and could negatively affect our ability to comply with our debt covenants and borrowing arrangements.

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