Form 10-Q
period 2010-03-31
UNITED STATES STEEL CORP
filed 2010-04-27
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Yes     No Ö

Common stock outstanding at April 23, 2010 – 143,383,893 shares

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2010	2009
Net sales:
Net sales	$3,615	$2,605
Net sales to related parties (Note 18)	281	145

Total	3,896	2,750

Operating expenses (income):
Cost of sales (excludes items shown below)	3,639	3,007
Selling, general and administrative expenses	148	143
Depreciation, depletion and amortization (Note 6)	165	158
Loss from investees	5	21
Net gain on disposal of assets (Notes 4 and 19)	(3)	(97)
Other income, net	(1)	(4)

Total	3,953	3,228

Loss from operations	(57)	(478)
Interest expense	43	36
Interest income	(3)	(2)
Other financial costs (Note 8)	68	37

Net interest and other financial costs	108	71
Loss before income taxes	(165)	(549)
Income tax benefit (Note 9)	(7)	(110)

Net loss	(158)	(439)
Less: Net loss attributable to noncontrolling interests	(1)	-

Net loss attributable to United States Steel Corporation	$(157)	$(439)

Loss per common share (Note 10):
Net loss per share attributable to United States Steel Corporation shareholders:
- Basic	$(1.10)	$(3.78)
- Diluted	$(1.10)	$(3.78)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,386	$1,218
Receivables, less allowance of $39 in both periods	1,811	1,423
Receivables from related parties (Note 18)	151	144
Inventories (Note 11)	1,647	1,679
Income tax receivable (Note 9)	21	214
Deferred income tax benefits (Note 9)	297	299
Other current assets	87	38

Total current assets	5,400	5,015
Property, plant and equipment	15,662	16,030
Less accumulated depreciation and depletion	9,253	9,210

Total property, plant and equipment, net	6,409	6,820
Investments and long-term receivables, less allowance of $22 in both periods	658	695
Intangibles – net (Note 6)	281	281
Goodwill (Note 6)	1,754	1,725
Assets held for sale (Note 5)	45	33
Deferred income tax benefits (Note 9)	482	535
Other noncurrent assets	298	318

Total assets	$15,327	$15,422
Liabilities
Current liabilities:
Accounts payable	$1,585	$1,396
Accounts payable to related parties (Note 18)	68	61
Bank checks outstanding	14	23
Payroll and benefits payable	711	854
Accrued taxes (Note 9)	133	89
Accrued interest	52	32
Short-term debt and current maturities of long-term debt (Note 13)	21	19

Total current liabilities	2,584	2,474
Long-term debt, less unamortized discount (Note 13)	3,651	3,345
Employee benefits	4,104	4,143
Deferred credits and other noncurrent liabilities	431	481

Total liabilities	10,770	10,443

Contingencies and commitments (Note 19)
Stockholders’ Equity (Note 17):
Common stock (150,925,911 shares issued) (Note 10)	151	151
Treasury stock, at cost (7,549,453 and 7,575,724 shares)	(606)	(608)
Additional paid-in capital	3,653	3,652
Retained earnings	4,044	4,209
Accumulated other comprehensive loss	(2,686)	(2,728)

Total United States Steel Corporation stockholders’ equity	4,556	4,676

Noncontrolling interests (Note 15)	1	303

Total liabilities and stockholders’ equity	$15,327	$15,422

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2010	2009
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(158)	$(439)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization (Note 6)	165	158
Provision for doubtful accounts	3	(3)
Pensions and other postretirement benefits	(150)	1
Deferred income taxes	15	(165)
Net gain on disposal of assets (Notes 4 and 19)	(3)	(97)
Distributions received, net of equity investees income	8	28
Changes in:
Current receivables	(426)	722
Inventories	(11)	350
Current accounts payable and accrued expenses	269	(344)
Income taxes receivable/payable (Note 9)	218	61
Bank checks outstanding	(9)	1
Foreign currency translation	51	61
All other, net	(31)	(25)

Net cash (used in) provided by operating activities	(59)	309

Investing activities:
Capital expenditures	(125)	(118)
Capital expenditures – variable interest entities (Note 15)	-	(45)
Disposal of assets	65	303
Restricted cash, net	6	(2)
Investments, net	(10)	(22)

Net cash (used in) provided by investing activities	(64)	116

Financing activities:
Issuance of long-term debt, net of financing costs	582	-
Repayment of borrowings under revolving credit facilities	(270)	-
Repayment of long-term debt	(4)	(4)
Common stock issued	1	-
Distributions from noncontrolling interests	-	37
Dividends paid	(7)	(35)

Net cash provided by (used in) financing activities	302	(2)

Effect of exchange rate changes on cash	(11)	(16)

Net increase in cash and cash equivalents	168	407
Cash and cash equivalents at beginning of year	1,218	724

Cash and cash equivalents at end of period	$1,386	$1,131

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) produces and sells steel mill products, including flat-rolled and tubular products, in North America and Central Europe. Operations in North America also include transportation services (railroad and barge operations), real estate operations and engineering consulting services.

The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States. The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2009.

2.	New Accounting Standards

On January 1, 2010, U. S. Steel adopted updates to Accounting Standards Codification (ASC) Topic 810 related to improvements to financial reporting by enterprises involved with variable interest entities. The updates to ASC Topic 810 include a criterion that requires the primary beneficiary to have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. Due to the addition of this criterion, the adoption resulted in the deconsolidation of Gateway Energy & Coke Company, LLC and Daniel Ross Bridge, LLC from our consolidated financial statements on a prospective basis. The primary impact from the adoption of the updates to ASC Topic 810 was the removal of approximately $300 million of net assets, comprised mainly of property, plant and equipment, from our consolidated balance sheet. These net assets were entirely offset by noncontrolling interest, which was also removed upon adoption. There was an immaterial impact to our consolidated statement of operations. See note 15 for further details of these entities.

On January 1, 2010, U. S. Steel adopted updates to ASC Topic 860 related to the accounting for transfers of financial assets. As a result of the adoption, any transfers of receivables pursuant to our Receivables Purchase Agreement (RPA) no longer qualify as a “sale” and are now accounted for as secured borrowing transactions. Accordingly, receivable transfers as well as the related borrowings for equal amounts are required to be reflected on the consolidated balance sheet and the proceeds and repurchases related to the securitization program will be included in cash flows from financing activities in the statement of cash flows. U. S. Steel did not have any transactions under the RPA during the first quarter of 2010 or 2009. See note 13 for further details of our accounts receivable facility.

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

The results of segment operations for the first quarter of 2010 and 2009 are:

(In millions) First Quarter 2010	Customer Sales	Intersegment Sales	Net Sales	Loss from investees	(Loss) Income from operations
Flat-rolled	$2,455	$219	$2,674	$(5)	$(80)
USSE	964	25	989	-	12
Tubular	445	1	446	-	45

Total reportable segments	3,864	245	4,109	(5)	(23)
Other Businesses	32	(21)	11	-	10
Reconciling Items	-	(224)	(224)	-	(44)
Total	$3,896	$-	$3,896	$(5)	$(57)
First Quarter 2009
Flat-rolled	$1,592	$53	$1,645	$(21)	$(422)
USSE	622	1	623	-	(159)
Tubular	515	3	518	-	127

Total reportable segments	2,729	57	2,786	(21)	(454)
Other Businesses	21	41	62	-	(3)
Reconciling Items	-	(98)	(98)	-	(21)
Total	$2,750	$-	$2,750	$(21)	$(478)

The following is a schedule of reconciling items to loss from operations:

	Three Months Ended March 31,
(In millions)	2010	2009
Items not allocated to segments:
Retiree benefit expenses	$(44)	$(32)
Other items not allocated to segments:
Net gain on the sale of assets (Note 4)	-	97
Workforce reduction charges (Note 7)	-	(86)

Total other items not allocated to segments	-	11

Total reconciling items	$(44)	$(21)

4.	Acquisitions and Dispositions

Wabush Mines Joint Venture

On February 1, 2010, U. S. Steel Canada Inc. (USSC) completed the previously announced sale of its 44.6 percent interest in the Wabush Mines Joint Venture (Wabush) for approximately $60 million. Wabush owns and operates iron ore mining and pellet facilities in Newfoundland and Labrador and Quebec, Canada. U. S. Steel recognized an immaterial loss on the sale.

Z-Line Company

As a result of the minority owner’s exercise of a put option, U. S. Steel acquired the minority owner’s 40 percent ownership interest in Z-Line Company (Z-Line), a partnership, on December 23, 2009 for C$26 million (approximately $24 million). Z-line, which owned and operated a galvanizing/galvannealing line, has subsequently been dissolved and the facility is now operated as part of our Hamilton Works located in Ontario, Canada. The acquisition has been accounted for in accordance with ASC Topic 810, “Consolidations.”

Elgin, Joliet and Eastern Railway Company

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

5.	Assets Held for Sale

As of March 31, 2010 and December 31, 2009, U. S. Steel had classified certain assets at Hamilton Works, consisting primarily of property, plant and equipment, as held for sale in accordance with ASC Topic 360 on impairment and disposal of long-lived assets.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2010 are as follows:

	Flat-rolled Segment	Tubular Segment	Total
Balance at December 31, 2009	$876	$849	$1,725
Currency translation	29	-	29

Balance at March 31, 2010	$905	$849	$1,754

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

Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. U. S. Steel completed its annual goodwill impairment test during the third quarter of 2009 and determined that there was no goodwill impairment for either reporting unit. Goodwill impairment tests in prior years also indicated that goodwill was not impaired for either reporting unit. Accordingly, there are no accumulated impairment losses for goodwill.

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of March 31, 2010			As of December 31, 2009
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$219	$26	$193	$216	$24	$192
Other	2-20 Years	24	11	13	24	10	14

Total amortizable intangible assets		$243	$37	$206	$240	$34	$206

The carrying amount of acquired water rights with indefinite lives as of March 31, 2010 and December 31, 2009 totaled $75 million. The water rights are tested for impairment annually in the third quarter. The 2009 test indicated that the fair value of the water rights exceeded the carrying value. Accordingly, no impairment loss was recognized.

Amortization expense was $3 million in both the three months ended March 31, 2010 and 2009. The estimated future amortization expense of identifiable intangible assets during the next five years is $8 million for the remaining portion of 2010 and $11 million each year from 2011 to 2014.

7.	Pensions and Other Benefits

The following table reflects the components of net periodic benefit cost for the three months ended March 31, 2010 and 2009:

	Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009
Service cost	$25	$26	$5	$5
Interest cost	135	142	57	62
Expected return on plan assets	(167)	(175)	(27)	(27)
Amortization of prior service cost	6	6	6	6
Amortization of net loss (gain)	55	35	(3)	(2)

Net periodic benefit cost, excluding below	54	34	38	44
Multiemployer plans	13	12	-	-
Settlement, termination and curtailment benefits	-	63	-	11

Net periodic benefit cost	$67	$109	$38	$55

Nonretirement Postemployment Benefits

U. S. Steel recorded a charge of $112 million in the three months ended March 31, 2009 related to the recognition of current and estimated future employee costs for supplemental unemployment benefits, salary continuance and continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. The accrual was recorded in accordance with the guidance in ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” which requires that costs associated with such ongoing benefit arrangements be recorded no later than the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable. U. S. Steel recorded a credit of less than $5 million in the three months ended March 31, 2010 related to favorable adjustments to these benefits as a result of facility restarts. As of March 31, 2010, there was no accrual for these benefits.

Settlements, Terminations and Curtailments

During the first quarter of 2009, approximately 500 non-represented employees in the United States elected to retire under a Voluntary Early Retirement Program (VERP). Expenses for termination benefits, curtailment and settlement charges totaled $53 million for defined benefit plans and $11 million for other benefit plans and were recorded in cost of sales. As discussed below, other pension charges related to the VERP were incurred for defined contribution plans totaling $13 million.

In connection with the sale of the majority of EJ&E on January 31, 2009 (see Note 4), a pension curtailment charge of approximately $10 million, which reduced the gain related to this transaction, was recognized in the first quarter of 2009.

Employer Contributions

During the first quarter of 2010, U. S. Steel made a voluntary contribution of $140 million to its main defined benefit pension plan. U. S. Steel also made $21 million in required cash contributions to the main USSC pension plans, cash payments of $13 million to the Steelworkers Pension Trust and $4 million in cash payments to other defined benefit pension plans.

During the first quarter of 2010, cash payments of $74 million had been made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $2 million and $17 million for the three months ended March 31, 2010 and 2009, respectively. Contributions for the three months ended March 31, 2009 included $13 million of payments for VERP related benefits as discussed above.

The recently enacted Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 include multiple provisions impacting health care and insurance coverage in the U.S. The long-term impacts of this legislation on U. S. Steel are uncertain as we await further regulatory and rule setting guidance. The legislation eliminates the tax deductibility of Medicare Part D subsidies for retiree prescription drug coverage after 2012. U. S. Steel recorded a tax charge of approximately $27 million in the first quarter of 2010 to adjust deferred tax assets in order to recognize the estimated future tax effects of the legislation specifically on Medicare Part D subsidies (see note 9).

8.	Net Interest and Other Financial Costs

Other financial costs primarily include financing costs as well as foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s operations. During the first quarter of 2010 and 2009, net foreign currency losses of $63 million and $34 million, respectively, were recorded in other financial costs. See note 12 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

9.	Income Taxes

Tax benefits

The first quarter 2010 effective tax benefit rate of four percent is lower than the statutory rate largely because losses in Canada and Serbia, which are jurisdictions where we have recorded full valuation allowances on deferred tax assets, do not generate a tax benefit for accounting purposes. Also included in the first quarter 2010 tax benefit is a net tax benefit of approximately $30 million relating to adjustments to tax reserves, offset by a tax charge of approximately $27 million as a result of the U.S. health care legislation enacted in the first quarter (see note 7).

The first quarter 2010 tax benefit is based on an estimated annual effective rate, which requires management to make its best estimate of annual forecasted pretax income or loss for the year. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual pretax results for U.S. and foreign income or loss in 2010 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision or benefit recognized in 2010 could be materially different from the forecasted amount as of the end of the first quarter.

Income tax receivable

During the first quarter 2010, U. S. Steel received $208 million representing the majority of its expected federal income tax refund related to the carryback of our 2009 losses to prior years.

Deferred taxes

As of March 31, 2010, the net domestic deferred tax asset was $680 million compared to $731 million at December 31, 2009. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and payments are made to retirees. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

As of March 31, 2010, the net foreign deferred tax asset was $99 million, net of established valuation allowances of $635 million. At December 31, 2009, the net foreign deferred tax asset was $103 million, net of established valuation allowances of $575 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets due to the absence of positive evidence to support the realizability of the deferred tax assets. If USSC and U. S. Steel Serbia (USSS) generate sufficient income, the valuation allowance of $573 million for Canadian deferred tax assets and $48 million for Serbian deferred tax assets as of March 31, 2010, would be partially or fully reversed at such time that it is more likely than not that the Company will realize the deferred tax assets. Any reversals of these amounts will result in a decrease to tax expense.

Unrecognized tax benefits

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance found in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $65 million and $106 million as of March 31, 2010 and December 31, 2009, respectively. This decrease was primarily the result of the conclusion of certain tax examinations and the remeasurement of existing tax reserves. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $56 million and $77 million as of March 31, 2010 and December 31, 2009, respectively.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of March 31, 2010 and December 31, 2009, U. S. Steel had accrued liabilities of $4 million for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for recorded income tax penalties.

10.	Common Shares and Income Per Common Share

Common Stock Issued

On May 4, 2009, U. S. Steel issued 27,140,000 shares of common stock (par value of $1 per share) at a price of $25.50 per share. The underwriting discount and third-party expenses related to the issuance of the common stock of $31 million was recorded as a decrease to additional paid-in capital, resulting in net proceeds of $661 million.

Net Loss Per Share Attributable to United States Steel Corporation Shareholders

Basic net income or loss per common share is based on the weighted average number of common shares outstanding during the period.

Diluted net income per common share assumes the exercise of stock options and the vesting of restricted stock, restricted stock units, performance awards and the conversion of convertible notes (under the “if-converted” method), provided in each case the effect is dilutive. Due to the net loss position for the quarters ended March 31, 2010 and 2009, no securities were included in the computation of diluted net loss per common share because the effect would be antidilutive. However, securities granted under our 2005 Stock Incentive Plan represented 3,088,984 and 1,619,358 potentially dilutive shares for the quarters ended March 31, 2010 and 2009, respectively. Securities convertible under our Senior Convertible Notes represented 27,058,719 potentially dilutive shares for the quarter ended March 31, 2010.

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2010	2009
Net loss attributable to United States Steel Corporation shareholders	$(157)	$(439)
Plus income effect of assumed conversion-interest on convertible notes	-	-

Net loss after assumed conversion	$(157)	$(439)

Weighted-average shares outstanding (in thousands):
Basic	143,390	116,103
Effect of convertible notes	-	-
Effect of stock options	-	-
Effect of dilutive restricted stock, performance awards and restricted stock units	-	-

Adjusted weighted-average shares outstanding, diluted	143,390	116,103

Basic earnings per common share	$(1.10)	$(3.78)

Diluted earnings per common share	$(1.10)	$(3.78)

Dividends Paid Per Share

The dividend rate for the first quarters of 2010 and 2009 was five cents per common share and 30 cents per common share, respectively.

11.	Inventories

Inventories are carried at the lower of cost or market on a worldwide basis. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At March 31, 2010 and December 31, 2009, the LIFO method accounted for 56 percent and 49 percent of total inventory values, respectively.

(In millions)	March 31, 2010	December 31, 2009
Raw materials	$449	$492
Semi-finished products	769	741
Finished products	319	336
Supplies and sundry items	110	110

Total	$1,647	$1,679

Current acquisition costs were estimated to exceed the above inventory values by $850 million and $1.1 billion at March 31, 2010 and December 31, 2009, respectively. Cost of sales was reduced by an immaterial amount and $38 million in the first quarters of 2010 and 2009, respectively, as a result of liquidations of LIFO inventories.

Lower of cost or market (LCM) charges were immaterial for the three months ended March 31, 2010. During the three months ended March 31, 2009, we recorded LCM charges totaling approximately $60 million.

Inventory includes $92 million and $101 million of land held for residential or commercial development as of March 31, 2010 and December 31, 2009, respectively.

From time to time, U. S. Steel enters into coke swap agreements with other steel manufacturers designed to reduce transportation costs. U. S. Steel shipped approximately 166,000 tons and received approximately 174,000 tons of coke under swap agreements during the first three months of 2010. U. S. Steel did not ship or receive any coke under swap agreements during the first three months of 2009.

U. S. Steel also has entered into iron ore pellet swap agreements with an iron ore mining and processing company. Under these agreements, U. S. Steel shipped and received approximately 141,000 tons of iron ore pellets during the first three months of 2010 and shipped and received approximately 327,000 tons of iron ore pellets during the first three months of 2009.

The coke and iron ore pellet swaps are recorded at cost as nonmonetary transactions. There was no income statement impact related to these swaps in either 2010 or 2009.

12.	Derivative Instruments

U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars, euros and Serbian dinars. USSC’s revenues and costs are denominated in both Canadian and U.S. dollars. In addition, the acquisition of USSC in 2007 was funded both from the United States and through the reinvestment of undistributed earnings from USSE, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can affect income when remeasured at the end of each quarter. A $1.2 billion U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary was the primary exposure at March 31, 2010.

U. S. Steel uses euro forward sales contracts with maturities no longer than 12 months to exchange euros for U.S. dollars to manage our exposure to foreign currency exchange rate fluctuations. The gains and losses recognized on these euro forward sales contracts may also partially offset the remeasurement gains and losses recognized on the Intercompany Loan.

As of March 31, 2010, U. S. Steel held euro forward sales contracts with a total notional value of approximately $200 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

Derivative instruments are required to be recognized at fair value in the balance sheet. U. S. Steel has not elected to designate these euro forward sales contracts as hedges. Therefore, changes in their fair value are recognized immediately in the results of operations.

Additionally, we routinely enter into fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. Historically, the forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption described in ASC Topic 815. However, due to reduced natural gas consumption in 2009, we net settled some of our excess natural gas purchase contracts for certain facilities. Therefore, the remaining contracts related to 2009 natural gas purchases at those facilities no longer met the exemption criteria and were therefore subject to mark-to-market accounting.

During 2010, all natural gas purchase contracts qualified and were accounted for in accordance with the normal purchases and normal sales exemption under ASC Topic 815 and were not subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009:

(In millions)	Location of Fair Value in Balance Sheet	Fair Value March 31, 2010	Fair Value December 31, 2009
Foreign exchange forward contracts	Accounts (payable) receivable	$10	$(2)

	Location of Gain (Loss) on Derivative in Statement of Operations	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended March 31, 2010	Three Months ended March 31, 2009
Foreign exchange forward contracts	Other financial costs	$12	$22
Forward physical purchase contracts	Cost of Sales	N/A	$(49)

In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions. The fair value of our forward physical purchase contracts for natural gas was also determined using Level 2 inputs. The inputs used included forward prices derived from the New York Mercantile Exchange.

13.	Debt

(In millions)	Interest Rates %	Maturity	March 31, 2010	December 31, 2009
2037 Senior Notes	6.65	2037	$350	$350
2020 Senior Notes	7.375	2020	600	-
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	863
2013 Senior Notes	5.65	2013	300	300
Province Note (C$150 million)	1.00	2015	147	142
Environmental Revenue Bonds	4.75 - 6.88	2011 – 2030	458	458
Fairfield Caster Lease		2010 – 2012	29	29
Other capital leases and all other obligations		2010 – 2014	25	30
Amended Credit Agreement, $750 million	Variable	2012	-	-
USSK Revolver, €200 million
($270 million and $288 million at March 31, 2010 and December 31, 2009)	Variable	2011	-	288
USSK credit facilities, €70 million
($94 million and $101 million at March 31, 2010 and December 31, 2009)	Variable	2011 – 2012	-	-
USSS credit facilities, €40 and 800 million Serbian Dinar
($65 million and $69 million at March 31, 2010 and December 31, 2009)	Variable	2010	-	-

Total			3,722	3,410
Less Province Note fair value adjustment			39	40
Less unamortized discount			11	6
Less short-term debt and long-term debt due within one year			21	19

Long-term debt			$3,651	$3,345

Issuance of Senior Notes due 2020

On March 19, 2010, U. S. Steel issued $600 million of 7.375% Senior Notes due April 1, 2020 (2020 Senior Notes). The 2020 Senior Notes were issued at 99.125% of their principal amount. U. S. Steel received net proceeds from the offering of $582 million after fees of $13 million related to the underwriting discount and third party expenses. The fees and discount for the issuance of the 2020 Senior Notes will be amortized to interest expense over the term of the 2020 Senior Notes. The net proceeds from the issuance of the 2020 Senior Notes will be used for general corporate purposes.

The 2020 Senior Notes are senior and unsecured obligations that will rank equally in right of payment with all of our other existing and future senior indebtedness. U. S. Steel will pay interest on the notes semi-annually in arrears on April 1st and October 1st of each year, commencing on

October 1, 2010. If an event of default regarding the 2020 Senior Notes should occur and be continuing, either the trustee or the holders of not less than 25% in principal amount of the outstanding 2020 Senior Notes may declare the 2020 Senior Notes immediately due and payable. The 2020 Senior Notes were issued under U. S. Steel’s shelf registration statement and are not listed on any national securities exchange.

U. S. Steel has the option to redeem the 2020 Senior Notes, at any time in whole, or from time to time in part at a price as defined within the 2020 Senior Notes. If a change of control repurchase event occurs, as defined within the 2020 Senior Notes, U. S. Steel will be required to make an offer to each holder of the 2020 Senior Notes to repurchase all or any part of that holder’s 2020 Senior Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2020 Senior Notes repurchased plus any accrued and unpaid interest on the 2020 Senior Notes repurchased to, but not including, the date of repurchase.

The 2020 Senior Notes restrict our ability to create certain liens, to enter into sale leaseback transactions and to consolidate, merge, transfer or sell all, or substantially all, of our assets.

Amended Credit Agreement

On June 12, 2009, U. S. Steel entered into an amendment and restatement of its $750 million Credit Agreement dated May 11, 2007 (Amended Credit Agreement) which revised pricing, amended other customary terms and conditions and established a borrowing base formula which limits the amounts U. S. Steel can borrow to a certain percent of the value of certain domestic inventory less specified reserves. The Amended Credit Agreement contains a financial covenant requiring U. S. Steel to maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.10 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 15% of the total aggregate commitments and $112.5 million.

As of March 31, 2010, there were no amounts drawn on the Amended Credit Agreement and inventory levels supported the full $750 million of the facility. Since availability was greater than $112.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. However, based on the most recent four quarters, as of March 31, 2010, we would not meet this covenant if we were to borrow more than $637.5 million. If the value or levels of inventory decrease or we are not able to meet this covenant in the future, our ability to borrow the full amount of this facility would be affected.

Receivables Purchase Agreement

U. S. Steel has a Receivables Purchase Agreement (RPA) under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. USSR can then sell senior undivided interests in up to $500 million of the receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability is recorded. The Receivables Purchase Agreement expires on September 24, 2010.

Prior to January 1, 2010, U. S. Steel accounted for transfers of receivables pursuant to the RPA as a “sale.” Accordingly, the accounts receivable were reflected as a reduction of receivables in the balance sheet and the proceeds and repurchases related to the securitization program were included in cash flows from operating activities in the statement of cash flows.

On January 1, 2010, U. S. Steel adopted updates to ASC Topic 860 related to the accounting for transfers of financial assets. As a result of the adoption, transfers of receivables pursuant to our RPA no longer qualify as a “sale” and are now accounted for as secured borrowing transactions. Accordingly, receivable transfers as well as the related borrowings for equal amounts are required to be reflected on the consolidated balance sheet and the proceeds and repurchases related to the securitization program will be included in cash flows from financing activities in the statement of cash flows. U. S. Steel did not have any transactions under the RPA during the first quarter of 2010 or 2009.

At March 31, 2010 and December 31, 2009, there were no receivable transfers under this facility and $500 million of eligible accounts receivable could have been transferred. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which has historically not been significant.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We incurred insignificant costs for the three months ended March 31, 2010 and 2009 relating to fees on the RPA.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during the three months ended March 31, 2010 and 2009, there were no collections reinvested.

The table below summarizes the trade receivables for USSR:

(In millions)	March 31, 2010	December 31, 2009
Balance of accounts receivable-net, purchased by USSR	$944	$792
Revolving interest sold to conduits	-	-

Accounts receivable – net, included in the accounts receivable
balance on the balance sheet of U. S. Steel	$944	$792

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations and may also be terminated upon a change of control.

Other obligations

At March 31, 2010, in the event of a change in control of U. S. Steel, debt obligations totaling $3,062 million, which includes the Senior Notes and Senior Convertible Notes, may be declared immediately due and payable. In addition, the Amended Credit Agreement may be terminated and any amount outstanding thereunder may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $46 million or provide a letter of credit to secure the remaining obligation.

In the event of a bankruptcy of Marathon Oil Corporation (Marathon), $352 million of obligations related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

For information concerning the Senior Notes, the Senior Convertible Notes and other listed obligations, please refer to note 16 of the audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2009.

U. S. Steel Košice (USSK) credit facilities

In March 2010, USSK repaid the outstanding borrowings under its €200 million ($270 million) revolving unsecured credit facility and had no borrowings against this facility at March 31, 2010.

At March 31, 2010, USSK had no borrowings against its €40 million, €20 million and €10 million credit facilities (which approximated $94 million) and the availability was approximately $87 million due to approximately $7 million of customs and other guarantees outstanding.

U. S. Steel Serbia (USSS) credit facility

At March 31, 2010, USSS had no borrowings against its €40 million revolving credit facility and 800 million Serbian dinar overdraft facility (which total approximately $65 million). At March 31, 2010, availability, which is limited to the value of USSS’s inventory of finished and semi-finished goods, was approximately $65 million.

14.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	March 31, 2010	December 31, 2009
Balance at beginning of year	45	48
Obligations settled	(2)	(7)
Foreign currency translation effects	(2)	1
Accretion expense	1	3

Balance at end of period	42	45

Certain asset retirement obligations related to disposal costs of certain fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate their fair value.

15.	Variable Interest Entities

Effective January 1, 2010, U. S. Steel adopted updates to ASC Topic 810 related to improvements to financial reporting by enterprises involved with variable interest entities. The updates to ASC Topic 810 include a criterion that requires the primary beneficiary to have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. Due to the addition of this criterion, the adoption resulted in the deconsolidation of the following entities from our consolidated financial statements on a prospective basis.

Gateway Energy & Coke Company, LLC

Gateway Energy & Coke Company, LLC (Gateway) is a wholly owned subsidiary of SunCoke Energy, Inc. in which U. S. Steel has no ownership interest. Gateway has constructed a heat recovery coke plant with an expected annual capacity of 651,000 tons of coke at U. S. Steel’s Granite City Works that began operations in the fourth quarter of 2009. U. S. Steel has a 15-year arrangement to purchase coke from Gateway under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2010, a maximum default payment of approximately $285 million would apply if U. S. Steel terminates the agreement.

There are three activities that most significantly impact Gateway’s economic performance: procurement of coking coal used in the production of coke, direction of the operations associated with the production of coke and steam and direction of the sale of coke and steam. U. S. Steel and Gateway jointly direct the sale of coke and steam due to the 15-year arrangement described above; however, U. S. Steel does not have the power to direct the other activities that most significantly impact Gateway’s economic performance. Since the only activity in which U. S. Steel shares power is less significant than the combination of the other significant activities, U. S. Steel is not the primary beneficiary. Accordingly, as of January 1, 2010, U. S. Steel deconsolidated Gateway and all activity with Gateway is now accounted for as third party transactions.

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. The economic performance of DRB is significantly impacted by the fair value of the underlying property. The activities that most directly impact DRB’s economic performance are the development, marketing, and sale of the underlying property, none of which are directed by U. S. Steel. Since U. S. Steel does not have the power to direct the activities that most significantly impact DRB’s economic performance, U. S. Steel is not the primary beneficiary. Accordingly, U. S. Steel deconsolidated DRB and began accounting for this entity using the equity method of accounting effective January 1, 2010.

16.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

Current assets and current liabilities: Fair value approximates the carrying value due to the short-term maturity of the instruments.

Investments and long-term receivables: Fair value is based on discounted cash flows. U. S. Steel is subject to market risk and liquidity risk related to its investments; however, these risks are not readily quantifiable.

Long-term debt instruments: Fair value was determined using Level 2 inputs which were derived from quoted market prices and is based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 12, by individual balance sheet account. U. S. Steel’s financial instruments at March 31, 2010 and December 31, 2009 were:

	March 31, 2010		December 31, 2009
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Cash and cash equivalents	$1,386	$1,386	$1,218	$1,218
Receivables	1,811	1,811	1,423	1,423
Receivables from related parties	151	151	144	144
Investments and long-term receivables (a)	26	26	26	26

Total financial assets	$3,374	$3,374	$2,811	$2,811
Financial liabilities:
Accounts payable (b)	$1,599	$1,599	$1,419	$1,419
Accounts payable to related parties	68	68	61	61
Accrued interest	52	52	32	32
Debt (c)	4,571	3,618	4,004	3,307

Total financial liabilities	$6,290	$5,337	$5,516	$4,819

(a)	Excludes equity method investments.
(b)	Includes bank checks outstanding.
(c)	Excludes capital lease obligations.

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see note 19.

17.	Statement of Changes in Stockholders’ Equity

The following table reflects the first quarter 2010 and 2009 reconciliation of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

Three Months Ended March 31, 2010	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,979		$4,209	$(2,728)	$151	$(608)	$3,652	$303
Comprehensive income:
Net loss	(158)	(158)	(157)					(1)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	60	60		60
Currency translation adjustment	(18)	(18)		(18)
Employee stock plans	3					2	1
Dividends paid on common stock	(7)		(7)
Adoption of ASC Topic 810	(301)							(301)
Cumulative effect of ASC Topic 810 adoption	(1)		(1)

Balance at March 31, 2010	$4,557	$(116)	$4,044	$(2,686)	$151	$(606)	$3,653	$1

Three Months Ended March 31, 2009	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$5,059		$5,666	$(3,269)	$124	$(612)	$2,986	$164
Comprehensive income:
Net loss	(439)	(439)	(439)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	18	18		18
Currency translation adjustment	(72)	(72)		(71)				(1)
Employee stock plans	11					(1)	12
Dividends paid on common stock	(35)		(35)
Partner contributions	37							37

Balance at March 31, 2009	$4,579	$(493)	$5,192	$(3,322)	$124	$(613)	$2,998	$200

18.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $281 million and $145 million for the quarters ended March 31, 2010 and 2009, respectively.

Purchases from equity investees for outside processing services amounted to $9 million and $65 million for the quarters ended March 31, 2010 and 2009. There were no purchases of iron ore pellets from equity method investees for the quarter ended March 31, 2010. Purchases of iron ore pellets from equity investees amounted to $11 million for the quarter ended March 31, 2009.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $65 million and $58 million at March 31, 2010 and December 31, 2009, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other equity investees totaled $3 million at both March 31, 2010 and December 31, 2009.

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

Asbestos matters – As of March 31, 2010, U. S. Steel was a defendant in approximately 450 active cases involving approximately 3,010 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). Almost 2,560, or approximately 85 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the three months ended March 31, 2010, U. S. Steel paid approximately $2 million in settlements. These settlements and other dispositions resolved approximately 105 claims. New case filings in the first three months of 2010 added approximately 75 claims. At December 31, 2009, U. S. Steel was a defendant in approximately 440 active cases involving approximately 3,040 plaintiffs. During 2009, U. S. Steel paid approximately $7 million in settlements. These settlements and other dispositions resolved approximately 200 claims. New case filings in the year ended December 31, 2009 added approximately 190 claims. Most claims filed in 2010 and 2009 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. The vast majority of pending claims against U. S. Steel allege so-called “premises” liability-based alleged exposure on U. S. Steel’s current or former premises. These claims are made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers. In most cases the claimant also was exposed to asbestos in non-U. S. Steel settings; the relative periods of exposure between U. S. Steel and non-U. S. Steel settings vary with each claimant; and the strength or weakness of the causal link between U. S. Steel exposure and any injury vary widely as do the nature and severity of the injury claimed.

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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation activities, which are recorded in deferred credits and other liabilities, totaled $202 million at March 31, 2010, of which $18 million was classified as current, and $203 million at December 31, 2009, of which $17 million was classified as current. Expenses related to remediation are recorded in cost of sales and totaled $1 million and $2 million for the quarters ended March 31, 2010 and 2009, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters and projects with ongoing study and scope development may exceed the accrued liabilities by as much as 15 to 30 percent.

Remediation Projects

U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1) Projects with Ongoing Study and Scope Development are those projects which are still in the study and development phase. For these projects the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and cost estimates cannot be determined. Therefore, material costs, in addition to the accrued liabilities for these projects, are reasonably possible.

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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of March 31, 2010, accrued liabilities for these projects totaled $4 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $45 million. Depending on agency negotiations and other factors, U. S. Steel expects that the scope of the UPI will become defined later in 2010.

Significant Projects with Defined Scope – As of March 31, 2010, a total of $49 million was accrued for projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River in northwest Indiana and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site.

Additional projects with defined scope include the Municipal Industrial & Disposal Company (MIDC) site in Elizabeth, PA, the St. Louis Estuary and Upland Project in Duluth, Minnesota and a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of March 31, 2010, accrued liabilities for these three additional projects totaled $98 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are eight other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2010 was $16 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at March 31, 2010 was $8 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $21 million at March 31, 2010 and were based on known scopes of work.

Administrative and Legal Costs – As of March 31, 2010, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2010 and 2009, such capital expenditures totaled $43 million and $15 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

CO2 Emissions – Current and potential regulation of Greenhouse Gas emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The European Union (EU) has established greenhouse gas regulations based upon national allocations and a cap and trade system, in Canada, both the federal and Ontario governments have issued proposed requirements for greenhouse gas emissions and the United States House of Representatives passed the American Clean Energy and Security Act (also known as the Waxman-Markey Bill) on June 26, 2009 while in the Senate a bill has been introduced and several senators have announced they are working on a substitute bill they plan to introduce this year. The EU has issued proposed regulations under their cap and trade system for the period 2013-2020 which appear to be more stringent than the current requirements. The United States Environmental Protection Agency has classified CO2 as a harmful gas and has also proposed new permitting requirements for facilities emitting 25,000 metric tons or more per year of CO2 based on requirements of the Clean Air Act.

It is impossible to estimate the timing or impact of these or other future government action on U. S. Steel, although it could be significant. Such impacts may include substantial capital expenditures, costs for emission allowances, restriction of production, and higher prices for coking coal and other carbon based energy sources.

In July 2008, following approval by the European Commission of Slovakia’s national allocation plan for the 2008 to 2012 trading period (NAP II), Slovakia granted USSK more CO2 emission allowances per year than USSK received for the 2005 to 2007 trading period. Based on actual CO2 emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. During the quarter ended March 31, 2010, USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized approximately $6 million of gains related to these transactions. These gains are reflected in the net gains on disposal of assets line on the Consolidated Statement of Operations. There were no gains related to the sale of allowances in the quarter ended March 31, 2009.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $202 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $11 million at March 31, 2010. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Contingencies related to the Separation from Marathon – In the event of a bankruptcy of Marathon, certain of U. S. Steel’s operating lease obligations in the amount of $24 million as of March 31, 2010 may be declared immediately due and payable.

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

Investment Canada Action – On July 17, 2009, the Attorney General of Canada initiated a proceeding under Section 40 of Canada’s Investment Canada Act by filing an application in the Canadian federal court that seeks to impose a financial penalty on U. S. Steel due to the Company’s alleged failure to comply with two of the 31 undertakings made by U. S. Steel to the Minister of Industry in connection with the 2007 acquisition of Stelco. The specific undertakings at issue concern production and employment levels anticipated at U. S. Steel Canada Inc. (USSC) assuming certain business conditions. In response to a previous written demand from the Minister with respect to this matter, the Company provided full disclosure regarding the operations at USSC and the impact that the sudden and severe world-wide economic downturn has had on the global steel sector and all of the Company’s North American operations, including operations at USSC. In accordance with the specific language of the undertakings at issue, the unprecedented economic downturn, the effects of which were beyond the control of the company, expressly excuse any non-attainment of the production and employment levels targeted by the 2007 submission. The Company is vigorously defending the matter and believes that the action is without justification or authority.

Randle Reef – The Canadian and Ontario governments have identified a sediment deposit in Hamilton Harbor near USSC’s Hamilton Works for remediation, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $103 million). The national and provincial governments have each allocated C$30 million (approximately $29 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $29 million). USSC has committed C$7 million (approximately $7 million) as its contribution. Funding sources for the balance of the estimated project cost remain to be identified and additional contributions may be sought.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $15 million at March 31, 2010). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $165 million as of March 31, 2010, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is primarily recorded in other noncurrent assets, totaled $148 million at March 31, 2010, of which $24 million was classified as current, and $157 million at December 31, 2009, none of which was classified as current.

Commitments – At March 31, 2010, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $197 million.

Unconditional Purchase Obligations – U. S. Steel is obligated to make payments under unconditional purchase obligations, including take-or-pay contracts. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2010	2011	2012	2013	2014	Later Years	Total
$1,866	$1,707	$1,102	$993	$354	$2,972	$8,994

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, coking coal, coke, and other raw materials used in the ordinary course of U. S. Steel’s business with terms ranging from two to 16 years. Total payments under take-or-pay contracts were approximately $140 million and $90 million for the three months ended March 31, 2010 and 2009, respectively.

20.	Subsequent Event

On April 15, 2010, the United Steelworkers (USW) represented employees at U. S. Steel Canada’s Lake Erie Works ratified a new three year labor contract. The agreement covers approximately 800 USW represented employees and includes a signing bonus of $3,000 per employee. Additionally, the agreement closes the defined benefit pension plan to new entrants.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2009, and Item 1A. Risk Factors in this Form 10-Q. References in this Quarterly Report on Form 10-Q to “U. S. Steel,” “the Company,” “we,” “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context.

U. S. Steel’s operating results are beginning to reflect the benefits of the gradual economic recovery that appears to be underway in North America and Europe. Our raw steel capability utilization rate in the first quarter of 2010 was 73% for North American operations and 87% for European operations, a significant improvement as compared to first quarter of 2009 operating rates of 38% and 55%, respectively and fourth quarter of 2009 operating rates of 64% and 80%, respectively. Adjusting for our Lake Erie Works, which is not expected to be available until late in the second quarter, in recent weeks, we have operated our North American steelmaking facilities at over 95% of raw steel capability. Our operating loss for the first quarter of 2010 was $57 million, a significant improvement from the $478 million loss in the first quarter of 2009 and from the $329 million loss in the fourth quarter of 2009. As further described below we expect this trend of improving results to continue, resulting in operating income for each of our three segments during the second quarter.

The recently enacted Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 include multiple provisions impacting health care and insurance coverage in the U.S. The long-term impacts of this legislation on U. S. Steel are uncertain as we await further regulatory and rule setting guidance. The legislation eliminates the tax deductibility of Medicare Part D subsidies for retiree prescription drug coverage after 2012. U. S. Steel recorded a tax charge of approximately $27 million in the first quarter of 2010 to adjust deferred tax assets in order to recognize the estimated future tax effects of the legislation specifically on Medicare Part D subsidies.

RESULTS OF OPERATIONS

Net sales by segment for the first quarter of 2010 and 2009 are set forth in the following table:

	Quarter Ended March 31,		% Change
(Dollars in millions, excluding intersegment sales)	2010	2009
Flat-rolled Products (Flat-rolled)	$2,455	$1,592	54%
U. S. Steel Europe (USSE)	964	622	55%
Tubular Products (Tubular)	445	515	-14%

Total sales from reportable segments	3,864	2,729	42%
Other Businesses	32	21	52%

Net sales	$3,896	$2,750	42%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended March 31, 2010 versus the quarter ended March 31, 2009 is set forth in the following table:

Quarter Ended March 31, 2010 versus Quarter Ended March 31, 2009

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	57%	-12%	0%	3%	6%	54%
USSE	67%	-10%	-11%	8%	1%	55%
Tubular	53%	-64%	0%	0%	-3%	-14%

(a)	Excludes intersegment sales
(b)	Foreign currency effects

Net sales were $3,896 million in the first quarter of 2010, compared with $2,750 million in the same quarter of last year. The increase in sales for the Flat-rolled segment primarily reflected increased shipments (up 1.4 million tons) partially offset by lower average realized prices (down $61 per ton). The increase in sales for the European segment was due to increased shipments (up 0.6 million tons) and favorable changes in foreign currency translation impacts partially offset by lower reported average realized prices (down $58 per ton) and a lower value-added product mix. The decrease in sales for the Tubular segment resulted primarily from lower average realized prices (down $964 per ton) partially offset by higher shipments (up 0.1 million tons).

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $67 million in the first quarter of 2010, compared to $109 million in the first quarter of 2009. The decrease primarily reflects the absence of expenses incurred in the first quarter of 2009 as a result of a voluntary early retirement program (VERP) affecting approximately 500 non-represented employees in the United States. The VERP resulted in settlement, termination and curtailment charges of $53 million in the first quarter of 2009. The decrease is also the result of a $10 million pension curtailment charge during the first quarter of 2009 resulting from the sale of a majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E).

Costs related to defined contribution plans totaled $2 million in the first quarter of 2010, compared to $17 million in last year’s first quarter which included $13 million for VERP related benefits under these plans.

Other benefits costs, including multiemployer plans, totaled $38 million in the first quarter of 2010, compared to $55 million in the first quarter of 2009. The decrease was primarily due to the absence of $11 million of termination charges which were recorded in the first quarter of 2009 related to the VERP.

Nonretirement postemployment benefits

U. S. Steel incurred costs of $112 million in the first quarter of 2009 related to the recognition of current and estimated future layoff benefits associated with the temporary idling of certain facilities and reduced production at others. U. S. Steel recorded a credit of less than $5 million in the three months ended March 31, 2010 related to favorable adjustments to these benefits as a result of facility restarts.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses were $148 million in the first quarter of 2010, compared to $143 million in the first quarter of 2009. Pension and other benefits costs included in SG&A increased by $8 million in the first quarter of 2010 as compared to the first quarter of 2009.

(Loss) income from operations by segment for the first quarters of 2010 and 2009 is set forth in the following table:

	Quarter Ended March 31,		% Change
(Dollars in millions)	2010	2009
Flat-rolled	(80)	$(422)	81%
USSE	12	(159)	108%
Tubular	45	127	-65%

Total loss from reportable segments	(23)	(454)	95%
Other Businesses	10	(3)	433%

Segment loss from operations	(13)	(457)	97%
Retiree benefit expenses	(44)	(32)	-38%
Other items not allocated to segments:
Net gain on sale of assets	-	97
Workforce reduction charges	-	(86)

Total loss from operations	$(57)	$(478)	88%

Segment results for Flat-rolled

	Quarter Ended March 31,		% Change
	2010	2009
Loss from operations ($ millions)	$(80)	$(422)
Raw steel production (mnt)	4,383	2,279	92%
Capability utilization	73%	38%	92%
Steel shipments (mnt)	3,572	2,123	68%
Average realized steel price per ton	$654	$715	-9%

The significant improvement in Flat-rolled results in the first quarter of 2010 as compared to the same period in 2009 resulted mainly from significant increases in operating rates from 38% to 73% raw steel capability utilization, decreased spending and the related operating efficiencies (approximately $220 million), the absence of layoff benefit and natural gas purchase contract mark-to-market charges recorded in the first quarter of 2009 as a result of plant idlings (approximately $140 million), reduced energy costs (approximately $60 million), the absence of lower cost or market related inventory charges recorded in the first quarter of 2009 (approximately $20 million), higher income from equity investments (approximately $10 million) and higher income from increased steel substrate sales to our Tubular segment (approximately $20 million). These were partially offset by net unfavorable changes in commercial effects (approximately $90 million) and higher raw material costs (approximately $40 million).

Segment results for USSE

	Quarter Ended March 31,		% Change
	2010	2009
Income (loss) from operations ($ millions)	$12	$(159)
Raw steel production (mnt)	1,588	999	59%
Capability utilization	87%	55%	59%
Steel shipments (mnt)	1,522	897	70%
Average realized steel price per ton	$614	$672	-9%

The improvement in USSE results in the first quarter of 2010 as compared to the same period in 2009 was primarily due to lower raw material costs (approximately $170 million), the absence of lower of cost or market related inventory charges recorded in the first quarter of 2009 (approximately $40 million), reduced energy costs (approximately $30 million), favorable changes in foreign currency translation effects ($20 million) and increased operating efficiencies ($20 million). These were partially offset by net unfavorable changes in commercial effects (approximately $120 million).

Segment results for Tubular

	Quarter Ended March 31,		% Change
	2010	2009
Income from operations ($ millions)	$45	$127	-65%
Steel shipments (mnt)	310	207	50%
Average realized steel price per ton	$1,389	$2,353	-41%

The decrease in Tubular results in the first quarter of 2010 as compared to the same period in 2009 resulted mainly from net unfavorable changes in commercial effects (approximately $150 million) partially offset by decreased spending and increased operating efficiencies (approximately $40 million), the absence of layoff benefit charges recorded in the first quarter of 2009 ($20 million) and lower costs of substrate steel purchases (approximately $10 million).

Results for Other Businesses

Other Businesses generated income of $10 million in the first quarter of 2010, compared to a loss of $3 million in the first quarter of 2009. The increase resulted primarily from increased results at our transportation businesses in line with the general economic recovery.

Items not allocated to segments

The increase in retiree benefit expenses for the first quarter of 2010 compared to the first quarter of 2009 primarily resulted from reduced expected returns on lower market related values of pension plan assets and higher amortization of unrecognized losses both of which relate to pension plan asset losses experienced in 2008.

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

Net interest and other financial costs

	Quarter Ended March 31,		% Change
(Dollars in millions)	2010	2009
Interest and other financial costs	$48	$39	23%
Interest income	(3)	(2)	50%
Foreign currency losses	63	34	85%

Total net interest and other financial costs	$108	$71	52%

The unfavorable change in net interest and other financial costs in the first quarter of 2010 compared to the same period last year was mainly due to increased foreign currency losses, most of which relates to accounting remeasurement effects on a U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary that had an outstanding balance of $1.2 billion at March 31, 2010, and related euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exchange rate exposure. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 12 to the Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

The income tax benefit in the first quarter of 2010 was $7 million, compared to $110 million in the first quarter of 2009. The first quarter of 2010 effective tax benefit rate of four percent is lower than the statutory rate largely because losses in Canada and Serbia, which are jurisdictions where we have recorded full valuation allowances on deferred tax assets, do not generate a tax benefit for accounting purposes. Also included in the first quarter 2010 tax benefit is a net tax benefit of approximately $30 million resulting from the conclusion of certain tax return examinations and the remeasurement of existing tax reserves, offset by a tax charge of approximately $27 million as a result of the U.S. health care legislation enacted in the first quarter.

The first quarter of 2009 effective tax benefit rate of 20 percent was lower than the statutory rate because losses in the jurisdictions noted above do not generate a tax benefit for accounting purposes. Additionally, the first quarter of 2009 tax benefit included $35 million of tax expense related to the net gain on the sale of EJ&E.

The first quarter 2010 tax benefit is based on an estimated annual effective rate, which requires management to make its best estimate of annual forecasted pretax income or loss for the year. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual pretax results for U.S. and foreign income or loss in 2010 vary from forecast estimates applied at the end of the most recent interim period, the actual tax provision or benefit recognized in 2010 could be materially different from the forecasted amount as of the end of the first quarter.

At March 31, 2010, the net domestic deferred tax asset was $680 million compared to $731 million at December 31, 2009. A substantial amount of U. S. Steel’s domestic deferred tax asset relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and payments are made to retirees. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

At March 31, 2010, the net foreign deferred tax asset was $99 million, net of established valuation allowances of $635 million. At December 31, 2009, the net foreign deferred tax asset recorded was $103 million, net of established valuation allowances of $575 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets due to the absence of positive evidence to support the realizability of the deferred tax assets. If U. S. Steel Canada Inc. (USSC) and U. S. Steel Serbia (USSS) generate sufficient income, the valuation allowance of $573 million for Canadian deferred tax assets and $48 million for Serbian deferred tax assets as of March 31, 2010, would be partially or fully reversed at such time that it is more likely than not that the Company will realize the deferred tax assets. Any reversals of these amounts will result in a decrease to tax expense.

For further information on income taxes see note 9 to the Financial Statements.

The net loss attributable to United States Steel Corporation was $157 million in the first quarter of 2010, compared to $439 million in the first quarter of 2009. The improvement primarily reflects the factors discussed above.

BALANCE SHEET

Receivables increased by $395 million from year-end 2009 as first quarter 2010 shipment volumes increased compared to the fourth quarter of 2009.

Inventories remained consistent with year-end 2009.

Income tax receivable decreased by $193 million from year-end 2009 primarily due to a $208 million federal income tax refund received in the first quarter of 2010 as a result of carrying back our 2009 losses to prior years.

Accounts payable increased by $196 million from year-end 2009 primarily due to increased production levels compared to the fourth quarter of 2009.

Payroll and benefits payable decreased by $143 million from year end 2009 mainly due to U. S. Steel’s $140 million voluntary pension contribution to our main defined benefit pension plan.

CASH FLOW

Net cash used in operating activities was $59 million for the first quarter of 2010, compared to net cash provided by operating activities of $309 million in the same period last year, reflecting changes in working capital for the respective periods as we significantly reduced working capital in the first quarter of 2009 in line with business conditions at the time, partially offset by improved operating results in the first quarter of 2010. Additionally, we made a $140 million voluntary pension contribution to our main defined benefit pension plan in the first quarter of 2010 and we received a $208 million U.S. federal tax refund, both as discussed above.

Capital expenditures in the first quarter of 2010 were $125 million, compared with $118 million in the same period in 2009. Flat-rolled expenditures were $80 million and included spending for development of an enterprise resource planning (ERP) system, blast furnace infrastructure projects, large mobile equipment purchases for iron ore operations and various other infrastructure, environmental and strategic projects. USSE expenditures of $44 million were mainly for environmental projects and a coke oven gas desulphurization cost reduction project at U. S. Steel Košice (USSK).

Capital expenditures – variable interest entities for 2009 reflects spending for the construction of a non-recovery coke plant by Gateway Energy & Coke Company, LLC (Gateway), which will supply Granite City Works. This spending was consolidated in our financial results but was funded by Gateway and, therefore, was completely offset by distributions from noncontrolling interests in financing activities. The plant began operations in the fourth quarter of 2009. As of January 1, 2010, Gateway was deconsolidated from our financial statements on a prospective basis as a result of the adoption of updates to Accounting Standards Codification (ASC) Topic 810 related to improvements to financial reporting by enterprises involved with variable interest entities.

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at March 31, 2010, totaled $197 million.

Capital expenditures for 2010 are now expected to total approximately $560 million. While 2010 spending will remain focused largely on environmental and other infrastructure projects, we are also pursuing a number of projects of long-term strategic importance. In support of our long-term coke and coke substitute requirements, we have restarted engineering and construction of a technologically and environmentally advanced battery, at the Clairton Plant of Mon Valley Works in Pennsylvania; applied for permits and started engineering on up to 1 million tons per year of carbon alloy facilities, which utilize an environmentally friendly, energy efficient and flexible production technology, at Gary Works in Indiana; and applied for permits and started engineering on blast furnace coal injection facilities in Serbia. In order to better utilize our hot metal capacity over a range of market conditions, we also plan to install a pig iron machine at Gary Works. To allow us to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., is applying for permits and has begun engineering work on a new automotive continuous annealing line. And in order to more efficiently serve our tubular product customers’ increased focus on North American shale resources, we have applied for permits and started engineering work on new heat treat and finishing facilities at our Lorain Tubular Operations in Ohio. The majority of the capital spending for these projects will be incurred over a number of years starting in the second half of 2010, subject in all cases to full project authorization.

The preceding statement concerning expected capital expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, general economic conditions, business conditions, finalization of engineering work and project cost estimates, availability of capital, ability to secure long-term funding, whether or not assets are purchased or financed by operating leases, receipt of necessary permits and unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

Disposal of assets in the first quarter of 2010 primarily reflects cash proceeds of approximately $60 million from the sale of U. S. Steel’s 44.6 percent interest in the Wabush Mines Joint Venture. Disposal of assets in the first quarter of 2009 reflected cash proceeds of approximately $300 million from the sale of a majority of the operating assets of EJ&E.

Dividends paid in the first quarter of 2010 were $7 million, compared with $35 million in the same period in 2009. Payments in the first quarter of 2010 reflected a quarterly dividend rate of five cents per common share as compared to payments of 30 cents per common share in the first quarter of 2009.

Issuance of long-term debt, net of financing costs in the first quarter of 2010 reflects the issuance of $600 million of 7.375% Senior Notes due 2020. U. S. Steel received net proceeds of $582 million after related discounts and other fees.

Revolving credit facilities – repayments in the first quarter of 2010 reflects USSK’s repayment of the outstanding borrowings under its €200 million revolving unsecured credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes U. S. Steel’s liquidity as of March 31, 2010:

(Dollars in millions)

Cash and cash equivalents	$1,386
Amount available under $750 Million Credit Facility (a)	638
Amount available under Receivables Purchase Agreement	500
Amount available under USSK credit facilities	355
Amount available under USSS credit facilities	65

Total estimated liquidity	$2,944

(a)

As of March 31, 2010, there were no amounts drawn on the Amended Credit Agreement and inventory levels supported the full $750 million capacity of the facility. Since availability under the Amended Credit Agreement was greater than $112.5 million, compliance with the fixed charge coverage ratio was not applicable. However, based on the most recent four quarters, as of March 31, 2010, we would not meet the fixed charge coverage ratio. Therefore, we reduced the availability in the above table to $637.5 million.

On March 16, 2010, U. S. Steel issued $600 million of 7.375% Senior Notes due 2020 (2020 Senior Notes). U. S. Steel received net proceeds of $582 million which will be used for general corporate purposes. The 2020 Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasbacks and requiring the purchase of the 2020 Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. As of March 31, 2010, the principal amount outstanding under the 2020 Senior Notes was $600 million, less unamortized discounts.

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

U. S. Steel has a Receivables Purchase Agreement (RPA) that provides up to $500 million of liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. The commitments under the RPA expire in September 2010. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables, LLC (USSR), a consolidated wholly owned special purpose entity. If U. S. Steel decides to access this facility, USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables and if any of them are unable to fund such purchases, two banks are committed to do so. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. As of March 31, 2010, U. S. Steel had $500 million of eligible receivables, none of which were transferred.

At March 31, 2010, USSK had no borrowings against its €40 million, €20 million and €10 million unsecured credit facilities (which approximated $94 million) but had $7 million of customs and other guarantees outstanding, reducing availability under these facilities to $87 million.

In March 2010, USSK repaid the outstanding borrowings under its €200 million ($270 million) revolving unsecured credit facility and had no borrowings against this facility at March 31, 2010.

USSK is the sole obligor on these facilities and they bear interest at the applicable inter-bank offer rate plus a margin and contain other customary terms and conditions. The €10 million facility expires January 2011, the € 200 million facility expires July 2011, the €40 million facility expires October 2012 and the €20 million facility expires December 2012.

During 2009, USSS amended its secured credit facility agreements to limit availability to the value of its inventory of finished and semi-finished goods. These facilities include an 800 million Serbian dinar overdraft facility and a €40 million revolving credit facility (together approximately $65 million at March 31, 2010). USSS is the sole obligor on these facilities and they bear interest at the applicable inter-bank offer rate plus a margin and contain other customary terms and conditions. The facilities expire August 2010. At March 31, 2010, there were no borrowings against these facilities and availability was approximately $65 million.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $142 million of liquidity sources for financial assurance purposes as of March 31, 2010.

In the event of a bankruptcy of Marathon Oil Corporation, obligations of $352 million relating to Environmental Revenue Bonds and two capital leases, as well as $24 million relating to an operating lease, may be declared immediately due and payable.

The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $11 million at March 31, 2010. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

Our major cash requirements in 2010 are expected to be for capital expenditures, employee benefits and working capital requirements. We finished the first quarter of 2010 with $1.4 billion of available cash and $2.9 billion of total liquidity. As business conditions recover, our working capital requirements will likely increase and we may need to draw upon our credit facilities. U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, payments of retiree benefits and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources.

Our opinion regarding liquidity is a forward-looking statement based upon currently available information. To the extent that operating cash flow is materially lower than recent levels or external financing sources are not available on terms competitive with those currently available, future liquidity may be adversely affected.

Debt and Senior Convertible Notes Ratings

On March 16, 2010, Moody’s Investors Service improved its ratings assigned to our senior unsecured debt from Ba3 to Ba2.

The following table shows our ratings as of March 31, 2010:

Ratings Agency	March 31, 2010
Standard & Poor’s Ratings Services	BB
Moody’s Investors Service	Ba2
Fitch Ratings	BB+

Off-balance Sheet Arrangements

U. S. Steel did not enter into any material new off-balance sheet arrangements during the first quarter of 2010.

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

USSK is subject to the environmental laws of Slovakia and the European Union (EU). A related law of the EU known as Regulation No. 1907/2006 concerning Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) requires the registration of certain substances that are produced in the EU or imported into the EU. USSK is currently compliant with REACH and intends to register its substances by the applicable deadlines to remain in compliance. USSK currently expects to be able to continue its businesses under REACH without material change. USSK is also preparing for notifications required by the EU’s CLP Regulation, a classification and labeling law.

USSS is subject to the environmental laws of Serbia. Under the terms of the acquisition in 2003, USSS is responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study in June 2004, which was submitted to the Government of Serbia.

Greenhouse Gas Emissions Regulation

The current and potential regulation of Greenhouse Gas emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The EU has established greenhouse gas regulations while in Canada, a regulatory framework for greenhouse gas emissions has been published, details of which are discussed below. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing. In the United States, the House of Representatives passed the American Clean Energy and Security Act (also known as the Waxman-Markey Bill) on June 26, 2009. Similar legislation was considered by the Senate in the form of a bill proposed by Senators Boxer and Kerry (Boxer-Kerry Bill) on September 30, 2009. Both bills would establish a national cap-and-trade program (to be phased-in beginning in 2012) and require entities emitting greenhouse gases (or in some instances the producers of fuels that would result in such emissions) to submit allowances annually to account for each ton of carbon dioxide equivalent (CO2e) emitted from regulated sources. Several Senators have announced their plan to introduce substitute legislation but they have not disclosed the terms of such substitute legislation. If greenhouse gas cap-and-trade legislation is passed by both houses of Congress and becomes law, it could have far ranging economic and operational consequences for U. S. Steel. It is impossible to estimate the timing or impact of these or other future government action on U. S. Steel, although it could be significant. Such impacts may include substantial capital expenditures, costs for emission allowances, restriction of production, and higher prices for coking coal and other carbon based energy sources.

The United States Environmental Protection Agency (EPA) has classified CO2 as a harmful gas. Under this premise, it has implemented a new greenhouse gas emission inventory and reporting requirement for all facilities emitting 25,000 metric tons or more per year of CO2e greenhouse gases. The regulation requires facilities to collect information on CO2e and report emissions to the EPA starting in January 2011, covering the 2010 calendar year. Most U. S. Steel facilities will be required to comply with the new reporting requirements. Since it was first proposed by the EPA, U. S. Steel has implemented monitoring plans for meeting this requirement, and is evaluating the cost of compliance.

The EPA has also proposed new permitting requirements for facilities emitting 25,000 metric tons or more per year of CO2 based on requirements of the CAA. This proposal will be subject to public comment before being finalized. The EPA has delayed implementing greenhouse gas permitting regulations until 2011. Evaluating the cost of compliance with this proposed regulation is not possible until the EPA has addressed all public comments and decided on an implementation schedule.

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

In July 2008, following approval by the EC of Slovakia’s national allocation plan for the second trading period covering 2008 through 2012 (Phase II), Slovakia granted USSK more CO2 allowances per year than USSK received each year in the 2005 to 2007 trading period. Based on actual carbon emissions to date, we believe that USSK will have sufficient allowances for the Phase II period without purchasing additional allowances. During the first quarter of 2010, USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized approximately $6 million of gains related to these transactions. In June 2009, a revision of the EU Directive establishing emission trading scheme was published that foresees a fundamental change for the third trading period covering 2013 through 2020 (Phase III). From the available published information it appears that the new regime would be more stringent and cost intensive. It is currently expected that the final set of rules will be adopted by the end of 2010.

On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution (the Plan). The Plan would set mandatory reduction targets on all major greenhouse gas producing industries to achieve an absolute reduction of 150 megatonnes in greenhouse gas emissions from 2006 levels by 2020. On March 10, 2008, Canada’s federal government published details of its Regulatory Framework for Industrial Greenhouse Gas Emissions (the Framework). The Plan and the Framework provide that facilities existing in 2004 will be required to cut their greenhouse gas emissions intensity by 18 percent below their 2006 baseline by 2010, with a further two percent reduction in each following year. The Framework provided that newer and future facilities would be subject to phased in two percent annual emissions intensity reduction obligations and clean fuel standards. Companies will be able to choose the most cost-effective way to meet their targets from a range of options which include carbon trading, offsets and credit for early action (between 1992 and 2006). The Framework effectively exempts fixed process emissions of CO2, which could exclude certain iron and steel producing CO2 emissions from mandatory reductions. More recently, the federal government has indicated that while it remains committed to reducing Canada’s total greenhouse gas emissions by 17 percent from 2005 levels by 2020, it is taking the opportunity to fine-tune its approach to tackling climate change. At this point, it is unclear when Canadian federal regulations on greenhouse gas emissions will be developed and whether they will reflect aspects of the approach set out in the Plan and the Framework. More recently, the federal government has indicated that it is working in collaboration with the provinces towards the development of a cap-and-trade system that will ultimately be aligned with the emerging cap-and-trade program in the United States. On June 12, 2009, Canada’s federal government released for comment two draft guides related to the establishment of an Offset System in Canada. These draft documents propose rules and provide guidance on the requirements and processes to create offset credits and the requirements and processes to verify the eligible greenhouse gas reductions achieved from an offset project. Canada’s federal government has stated that, once in place, the Offset System will compliment the proposed cap-and-trade system and help in generating greenhouse gas emissions reductions across the country.

In December 2007, the Ontario government announced its own Action Plan on Climate Change (the Ontario Action Plan). The Ontario Action Plan targets reductions in Ontario greenhouse gas emissions of six percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050. In December 2008, Ontario launched a consultation process towards the development of a cap-and-trade system to be implemented as early as 2010. In May 2009, the Ontario government released a discussion paper, “Moving Forward: A Greenhouse Gas Cap-and-Trade System for Ontario” which (i) helps clarify the cap-and-trade approach being considered in Ontario and the different options for elements of the approach and (ii) seeks stakeholder input on various elements of the proposed cap-and-trade system. Comments were accepted until July 26, 2009. The Ontario government recently amended the Environmental Protection Act in order to provide the regulatory authority to set-up a greenhouse gas cap-and-trade system. Such a system has not yet been developed. The Ontario government also passed a Greenhouse Gas Emissions Reporting Regulation (the Regulation) on December 1, 2009. The Regulation is intended to provide the foundation for Ontario to implement a cap-and-trade program for greenhouse gases. The Regulation requires facilities that emit more than 25,000 tons of CO2e or more per year to annually report their emissions, starting with 2010 emissions. The Ontario government has indicated that it plans to develop a cap-and-trade system that aligns with other systems being developed in North America, including in the United States.

Environmental Remediation

In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 21 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of March 31, 2010. In addition, there are 9 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 44 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 19 to the Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the first quarter of 2010, U. S. Steel recorded a net increase of $1 million to our accruals for environmental matters for U.S. and international facilities. The total accrual for such liabilities at March 31, 2010 was $202 million. These amounts exclude liabilities related to asset retirement obligations under the guidance in Accounting Standards Codification (ASC) 410-20. See Note 14 to the Financial Statements.

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

OUTLOOK

We anticipate being profitable in all three of our operating segments in the second quarter of 2010 as gradually improving business conditions should be reflected in our operating results, most notably for our Flat-rolled segment. We continue to experience healthy order rates from most of our end markets, resulting in increased production levels. In North America, reported inventories in key end markets, such as automotive and service centers, remain below historical averages, as do flat-rolled product imports. In Europe, imports have also remained below historical averages and reported inventories remain low across our end markets. Our Tubular segment is also benefitting from both increased order rates, particularly for small diameter alloy oil country tubular goods (OCTG), and a continuing steady decline of reported U.S. OCTG inventory levels from the record highs of early 2009. In summary, we remain cautiously optimistic in our outlook for end user demand for all three of our operating segments in line with a gradual and continuing economic recovery.

Second quarter 2010 Flat-rolled results are expected to improve as compared to the first quarter of 2010. The benefits of increases in average realized prices, higher trade and intersegment shipments and lower energy costs are expected to be only partially offset by higher raw material costs (mainly scrap and coke) and increased facility repair and maintenance costs including facility restart costs at

Lake Erie Works. Average realized prices are expected to benefit from increases in both spot and index-based contract prices, which now reflect higher published market price assessments. We expect to complete the restart process at Lake Erie Works late in the second quarter. Our remaining steelmaking facilities are expected to operate for the entire quarter.

We expect second quarter 2010 results for USSE to improve as compared to the first quarter of 2010 primarily due to the benefits of increases in euro-based transaction prices, partially offset by increases in raw material costs. Shipments are expected to be comparable to first quarter levels. We expect to operate at slightly higher overall utilization rates as compared to the first quarter reflecting increased raw steel production at USSK; however, USSE’s raw steel availability will be limited due to operational issues with one of two blast furnaces in Serbia. We currently expect the #2 Blast Furnace at U. S. Steel Serbia to return to full production before the end of the second quarter.

Second quarter 2010 results for Tubular are expected to improve from the first quarter of 2010. The benefits of expected increases in average realized prices and higher shipments are expected to be only partially offset by increased costs for steel substrate. Operating rates are expected to continue increasing throughout the quarter in line with demand trends.

INTERNATIONAL TRADE

On April 3, 2008, U. S. Steel, along with Maverick Tube Corporation, Tex-Tube Company and the United Steelworkers (USW) filed anti-dumping and countervailing duty petitions for welded line pipe up to and including 16 inches against China and anti-dumping petitions against Korea. Korea was dropped from the case. On December 22, 2008, the U.S. International Trade Commission (ITC) ruled affirmatively that the U.S. industry is materially injured or threatened with material injury by reason of subsidized imports of welded line pipe from China. The countervailing duty rates currently range from 33.43 percent to 40.05 percent. On April 23, 2009, the ITC ruled affirmatively that the U.S. industry is materially injured or is threatened with material injury by reason of dumped imports of welded line pipe from China. The anti-dumping duty rates currently range from 73.87 percent to 101.10 percent.

On April 8, 2009, U. S. Steel, Maverick Tube Corporation, TMK Ipsco, V&M Star L.P., Evraz S.A., Rocky Mountain Steel, Inc., Wheatland Tube Company and the USW filed anti-dumping and countervailing duty (subsidy) petitions regarding certain oil country tubular goods (OCTG) from China. The petitions were filed in response to an unprecedented surge of imports from China, increasing from 900 thousand net tons in 2007 to nearly 2.3 million net tons in 2008. On May 22, 2009, the ITC determined unanimously that there is a reasonable indication that the U.S. industry is threatened with material injury by reason of imports of OCTG from China that are allegedly sold at less than fair value and subsidized by the government of China. On November 5, 2009, the Department of Commerce (DOC) announced preliminary anti-dumping duties ranging from 0 to 99.1 percent. On November 24, 2009, the DOC announced final countervailing duties ranging from 10.3 to 15.7 percent. On December 1, 2009, the ITC held a final hearing as to whether the U.S. industry is materially injured or threatened with material injury by reason of subsidized and dumped imports of OCTG from China. On December 30, 2009, the ITC voted unanimously in the affirmative on injury due to subsidized imports. On April 9, 2010, the DOC announced final anti-dumping duties ranging from 29.94 percent to 99.14 percent. The ITC vote on injury by reason of dumped imports is expected to take place in the second quarter of 2010.

On September 16, 2009, U. S. Steel and V&M Star filed anti-dumping and countervailing duty petitions regarding certain seamless carbon and alloy steel standard, line and pressure pipe from China. Subsequently, TMK Ipsco and the USW joined the case as petitioners. The petitions were filed in response to an incredible surge of seamless pipe imports from China. The volume of U.S. imports from China soared from 158,128 net tons in 2006 to 366,091 net tons in 2008. The ITC voted unanimously on October 30, 2009 that there is a reasonable indication that the U.S. industry is threatened with material injury by reason of subsidized and dumped imports of certain seamless pipe from China. On April 22, 2010 the DOC announced preliminary anti-dumping duties of between 32% and 92%. Final determinations will be made later this year.

ACCOUNTING STANDARDS

On January 1, 2010, U. S. Steel adopted updates to Accounting Standards Codification (ASC) Topic 810 related to improvements to financial reporting by enterprises involved with variable interest entities. The updates to ASC Topic 810 include a criterion that requires the primary beneficiary to have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. Due to the addition of this criterion, the adoption resulted in the deconsolidation of Gateway Energy & Coke Company, LLC and Daniel Ross Bridge, LLC from our consolidated financial statements on a prospective basis. The primary impact from the adoption of the updates to ASC 810 was the removal of approximately $300 million of net assets, comprised mainly of property, plant and equipment, from our consolidated balance sheet. These net assets were entirely offset by noncontrolling interest, which was also removed upon adoption. There was an immaterial impact to our consolidated statement of operations. See note 15 to the financial statements for further details of these entities.

On January 1, 2010, U. S. Steel adopted updates to ASC Topic 860 related to the accounting for transfers of financial assets. As a result of the adoption, any transfers of receivables pursuant to our Receivables Purchase Agreement (RPA) no longer qualify as a “sale” and are now accounted for as secured borrowing transactions. Accordingly, receivable transfers as well as the related borrowings for equal amounts are required to be reflected on the consolidated balance sheet and the proceeds and repurchases related to the securitization program will be included in cash flows from financing activities in the statement of cash flows. U. S. Steel did not have any transactions under the RPA during the first quarter of 2010 or 2009. See note 13 to the financial statements for further details of our accounts receivable facility.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the first quarter of 2010, the outstanding balance of a U.S. dollar-denominated intercompany loan (Intercompany Loan) from a U.S. subsidiary to a European subsidiary was increased in connection with the repayment of outstanding borrowings under USSK’s €200 million unsecured credit facility. Volatility in the foreign currency markets could have significant implications for U. S. Steel as a result of foreign currency accounting remeasurement effects, primarily on the Intercompany Loan. As of March 31, 2010, the outstanding balance on the Intercompany Loan was $1.2 billion. We also utilize euro-U.S. dollar derivatives to mitigate our currency exposure at USSE. For additional information on U. S. Steel’s foreign currency exchange activity, see note 12 to the financial statements.

Future foreign currency impacts will depend upon changes in currencies, the extent to which we engage in derivatives transactions and the balance of the Intercompany Loan. The amount and timing of any repayments or borrowings on the Intercompany Loan will depend upon profits and cash flows of our international operations, future international investments and financing activities, all of which will be impacted by market conditions, operating costs, shipments, prices and foreign exchange rates.

There were no other material changes in U. S. Steel’s exposure to market risk from December 31, 2009.

Item 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2010. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, U. S. Steel’s disclosure controls and procedures were effective.

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

On July 17, 2009, the Attorney General of Canada initiated a proceeding under Section 40 of Canada’s Investment Canada Act by filing an application in the Canadian federal court that seeks to impose a financial penalty on U. S. Steel due to the Company’s alleged failure to comply with two of the 31 undertakings made by U. S. Steel to the Minister of Industry in connection with the 2007 acquisition of Stelco. The specific undertakings at issue concern production and employment levels anticipated at U. S. Steel Canada Inc. (USSC) assuming certain business conditions. In response to a previous written demand from the Minister with respect to this matter, the Company provided full disclosure regarding the operations at USSC and the impact that the sudden and severe world-wide economic downturn has had on the global steel sector and all of the Company’s North American operations, including operations at USSC. In accordance with the specific language of the undertakings at issue, the unprecedented economic downturn, the effects of which were beyond the control of the Company, expressly excuse any non-attainment of the production and employment levels targeted by the 2007 submission. The Company is vigorously defending the matter and believes that the action is without justification or authority.

ENVIRONMENTAL PROCEEDINGS

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. On March 4, 2010, EPA provided written confirmation that the project objectives of the sediment remediation project have been satisfied and, as such, the consent decree shall terminate upon motion by U. S. Steel. As of March 31, 2010, project costs have amounted to $60 million. The Corrective Action Management Unit (CAMU) which received dredged materials from the Grand Calumet River could be used for containment of approved material from other corrective measures conducted at Gary Works pursuant to an Administrative Order on Consent (1998) for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $771,000 through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel, following the Court’s termination of the Clean Water Act consent decree, will pay the public trustees $1.0 million for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $813,000. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $4 million at March 31, 2010.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a closure plan to the Indiana Department of Environmental Management (IDEM) for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a Solid Waste Management Unit (SWMU) under corrective action. In addition, U. S. Steel has submitted a revised closure plan for T2 and separate closure plans for D5 and the TTP Area. IDEM approved the closure plans for D5 and T2 on October 15, 2009 and December 1, 2009, respectively. Implementation of both plans is expected to begin later in 2010. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring prior to closure is $6 million for D5 and TTP, $3 million for T2 and $11 million for D2 including a portion of the Refuse Area, as of March 31, 2010.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Four self-implementing interim measures have been completed. Through March 31, 2010, U. S. Steel had spent $25.3 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel has submitted a proposal to EPA seeking approval for a perimeter groundwater monitoring plan and is developing a proposal for a corrective measure to address impacted sediments in the West Grand Calumet Lagoon. In addition, U. S. Steel is currently implementing a sampling and analysis plan (SAP) for several SWMUs in the Solid Waste Management Areas east of the Vessel Slip Turning Basin and has submitted a second SAP for a portion of the sediments behind the East Breakwall. U. S. Steel has begun operation of a full scale groundwater treatment system approved by EPA as a Self-Implementing Stabilization Measure to address benzene impacted groundwater east of the vessel slip, and continues to operate a seasonal groundwater treatment system near the coke plant. The costs for the above mentioned activities are estimated to be approximately $20 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement corrective measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the corrective measures for soil contamination to be approximately $4 million. Closure costs for the CAMU are estimated to be an additional $6 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was approximately $30 million as of March 31, 2010, based on the estimated remaining costs.

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

On April 13, 2009, Gary Works received an NOV from EPA Region 5 for alleged violations for New Source Review for reline of No. 13/14 during 2004-2005. U. S. Steel continues to meet with IDEM and EPA to negotiate resolution of the NOV. EPA has indicated that it has referred the matter to the Department of Justice.

On August 20, 2009, Gary Works received an NOV and proposed Order alleging that Gary Works violated its NOx Trading Budget Allocations in 2006 ozone season. IDEM orginally proposed a penalty of $87,500. Because Gary Works corrected the error from its own allocations and no excess emissions occurred as a result of the NOx accounting error, IDEM agreed to reduce the penalty to $35,000. U. S. Steel verbally agreed to the reduced penalty and is currently drafting an Agreed Order with IDEM.

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

On September 3, 2009, U. S. Steel’s Mon Valley Clairton Plant incurred a catastrophic failure of its Desulfurization Plant. Because of this event, the Clairton, Edgar Thomson, and Irvin plants have exceeded their sulfur limit for air emissions when burning coke oven gas. The Desulfurization Plant was inoperable from September 3, 2009 through early January 2010. On March 25, 2010, the ACHD issued an NOV and a Settlement Offer for the Statement of Violation for the Clairton plant for the last three quarters of 2009, which included alleged violations attributable to the outage of the Desulfurization Plant. The settlement included a penalty offer of $61,725, which does not include opacity violations that are subject to stipulated penalties pursuant to existing consent agreements with ACHD.

On October 8, 2009, Mon Valley Clairton Plant received an NOV from ACHD alleging that the Clairton Plant was culpable for hydrogen sulfide (H2S) Pennsylvania ambient air quality standard exceedances. The NOV requires U. S. Steel to submit a plan with milestones to reduce and minimize fugitive emissions of coke oven gas from the coke producing operations at Clairton including identification of coke oven gas emission sources and method of improved emission prevention and control. While U. S. Steel appealed the NOV on October 16, 2009, U. S. Steel submitted an Action Plan to ACHD that was required by the NOV. U. S. Steel and ACHD have performed H2S modeling and are in the process of evaluating all potential sources of H2S in the area. U. S. Steel and ACHD continue to meet and discuss resolution.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After the acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan is expected to begin later this year. The cost to close the East Side SWMU is expected to be approximately $4 million and was recorded as an accrued liability as of March 31, 2010.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $560,000. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See Note 19 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel paid a civil penalty of $1 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. ADEM is currently reviewing the Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $786,000. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In 2006, U. S. Steel completed the remediation of Upper Opossum Creek at a cost of $2.95 million, with a remaining contingency of $18,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. In 2007, U. S. Steel completed the remediation of approximately two acres of land at the former Ensley coke plant. As of March 31, 2010, costs to complete the remediation of this area have amounted to $1.3 million. An additional $49,000 remains accrued for project contingencies at Ensley with an additional $65,000 accrued for an environmental assessment of contiguous properties. In total, the accrued liability for the projects described above was approximately $1 million as of March 31, 2010, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See Note 19 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (Ohio EPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. Those discussions resulted in the identification of ten SWMUs and three Areas of Concern (AOC) requiring further investigation and evaluation. In addition, U. S. Steel notified Ohio EPA in August 2009 of an additional SWMU based upon its field observations and a preliminary assessment. Currently, U. S. Steel is implementing a Phase I RFI on the identified SWMUs and AOCs. As of March 31, 2010, U. S. Steel has spent $243,000 on studies at this site. Costs to complete additional studies are estimated to be $527,000. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See Note 19 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Great Lakes Works

On January 6, 2006, U. S. Steel received a proposed administrative consent order from the Michigan Department of Environmental Quality (MDEQ) that alleged violations of NPDES permits at the Great Lakes Works facility. On February 13, 2007, MDEQ and U. S. Steel agreed to a revised Administrative Consent Order (the Order) that resolves this matter. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identifies certain compliance actions that address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. One of the compliance actions addresses three river basins along the Detroit River and U. S. Steel has completed the corrective measure necessary to remove historical basin sediments from these areas. As of March 31, 2010, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements to obtain MDEQ approval. Another compliance action includes modifications to the Cold Mill Wastewater Treatment Plant where U. S. Steel has agreed to rehabilitate four clarifiers and two wastewater conveyance pipelines, upgrade the computer control system and evaluate other potential improvements of this system. The vast majority of the elements of this project have been completed at a cost of $8.6 million and U. S. Steel anticipates spending an additional $110,000, most of which will be capitalized. Costs to complete the few remaining compliance actions are presently not determinable.

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

Granite City Works

U. S. Steel received two NOVs, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop at our Granite City Works facility. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. On September 14, 2005, the Illinois Attorney General filed a complaint in the Madison County Circuit Court, titled People of the State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation, which included the issues raised in the two NOVs. In December 2006, IEPA added to its complaint by adding a release of coke oven gas in February 2006. In October 2007, the Court entered a Second Supplemental Complaint in which IEPA added alleged violations regarding excessive opacity emissions from the blast furnace, and incorrect sulfur dioxide (SO2) emission factors regarding blast furnace gas emissions. On December 18, 2007, U. S. Steel entered into a Consent Order (the Order) with the Illinois Attorney General and IEPA that resolved the Complaint, as supplemented. The Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Order; and (4) submit to IEPA a revised permit application with the correct SO2 emission factors, which U. S. Steel submitted in January 2008. On September 30, 2008, U. S. Steel submitted a revised BOF Compliance Schedule and requested to modify the Order consistent with the revised BOF Compliance Schedule. U. S. Steel is currently negotiating with IEPA and the Illinois Attorney General as to what upgrades at the BOF will precede the compliance demonstration. The compliance demonstration deadline for the BOF remains indefinitely postponed by agreement of the parties.

At Granite City Works, U. S. Steel and Gateway Energy & Coke Company, LLC (Gateway), a subsidiary of SunCoke Energy, Inc., have agreed with two environmental advocacy groups to establish an Environmental Trust Fund (Trust), which requires the permittees (U. S. Steel and Gateway) to collectively deposit $1.0 million by September 30th of each year, beginning September 30, 2008 and ending September 30, 2012. The capital contributions and all net income of the Trust are to be used for the purposes of promoting energy efficiency, greenhouse gas reductions and PM2.5 emission reduction, to be implemented in the community, including the Granite City municipality, local schools, parks and library districts.

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

On March 17, 2009, U. S. Steel received an NOV from IEPA alleging the following at Granite City Works: door leaks from B Battery; volatile organic compounds from pressure relief valves from gas blanketing tank; coke by products process unit and information (lacking); failure to report retagging project for benzene in service equipment; and, failure to maintain records for benzene in service equipment repairs. IEPA has not made a penalty demand to date. Resolution of the issues identified in the NOV continues to be negotiated with IEPA. On November 16, 2009, Granite City Works received a notice of intent to pursue legal action regarding the alleged violations from IEPA. U. S. Steel last met with IEPA on December 8, 2009 to discuss resolution and the issue has been referred to the Attorney General for resolution.

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

On October 5, 2009, U. S. Steel received an NOV/FOV from EPA Region V alleging that Granite City Works: failed to apply for and obtain a Prevention of Signficant Deterioration/New Source Review permit for the 1994 B Blast Furnace reline (while the furnace was owned by National Steel Corporation); exceeded BOP roof monitor opacity limits, exceeded blast furnace casthouse roof monitor opacity limits; and failed to complete certain permit recordkeeping and parameteric monitoring requirements. Granite City Works has met with EPA regarding the alleged violations and continues to negotiate resolution of the matter. EPA advised U. S. Steel that it has referred the matter to the Department of Justice.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an asset sales agreement and a permit issued by the Utah Department of Environmental Quality. U. S. Steel developed work plans and as of March 31, 2010, U. S. Steel has spent $16.7 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel has recorded a liability of $66 million as of March 31, 2010, for our estimated share of the remaining costs of remediation, including the construction, waste management, closure and post closure of a CAMU.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidaries of U. S. Steel and POSCO Industries, corrective measures have been implemented for the majority of the former SWMUs. Seven SWMUs remain at the facility, five of which require further remediation. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Two SWMUs may not require further action pending a No Further Action decision by the California Department of Toxic Substances Control (DTSC). Of the five SWMUs requiring remediation, investigatory work has been completed at a coal tar pitch impacted soils area and a remedial workplan has been submitted to DTSC. U. S. Steel has also completed the investigation of the impacted groundwater SWMU at the former wire mill. Investigation of the three remaining SWMUs within the facility has been initiated and discussions with the DTSC continue regarding additional corrective measures that may be required. Arsenic impacted soils and groundwater have been delineated at these three SWMUs. While it is likely that corrective measures will be required at these SWMUs, it is not possible at this time to define a scope or estimate costs for what may be required by DTSC. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See Note 19 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Other

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order to conduct an investigation and develop remediation alternatives. Implementation of the preferred remedy was essentially completed in late 2007. The respondents are finalizing the Removal Action Summary report by addressing some minor site maintenance issues, deed restrictions and operating and maintenance plans for approval by KDHE. U. S. Steel and SSB continue to work with KDHE to address site maintenance issues. At March 31, 2010, an accrual of $120,000 remains available for these project contingencies.

On January 23, 2006, the KDHE sent a letter to U. S. Steel requesting that U. S. Steel address a former zinc smelter site in Girard, Kansas. U. S. Steel completed a site investigation and submitted a Corrective Action Study (CAS) necessary to address the impacted soils at this site. KDHE approved the CAS on November 17, 2009. In addition, a Consent Agreement and Final Order, through which the remediation will be conducted, is under negotiation with KDHE. At March 31, 2010, U. S. Steel has an accrued liability of $1 million to conduct the remedial measure as proposed in the CAS.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel, Lubrizol and ExxonMobil are the largest PRPs at the site and have agreed to equally share costs for investigating the site. The Remedial Action Plan for the site was approved by TCEQ in June 2009. On December 10, 2009, pursuant to the Texas Solid Waste Disposal Act, U. S. Steel, Lubrizol and ExxonMobil filed a contribution/cost of recovery action against approximately 50 parties. Implementation of remedial measures is expected to be initiated later in 2010. The accrued liability to complete U. S. Steel’s portion of the site investigations and implement the remedial measure was $1,774,000 as of March 31, 2010.

The Canadian and Ontario governments have identified a sediment deposit in Hamilton Harbor near USSC’s Hamilton Works for remediation, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $103 million). The national and provincial governments have each allocated C$30 million (approximately $29 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $29 million). USSC has committed C$7 million (approximately $7 million) as its contribution. Funding sources for the balance of the estimated project cost remain to be identified and additional contributions may be sought.

ASBESTOS LITIGATION

As of March 31, 2010, U. S. Steel was a defendant in approximately 450 active cases involving approximately 3,010 plaintiffs. At December 31, 2009, U. S. Steel was a defendant in approximately 440 active cases involving approximately 3,040 plaintiffs.

Almost 2,560, or approximately 85 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2007 through 2010 involve individual or small groups of claimants.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2007	3,700	1,230	530	3,000	$9
December 31, 2008	3,000	400	450	3,050	$13
December 31, 2009	3,050	200	190	3,040	$7
March 31, 2010	3,040	105	75	3,010	$2

The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. The vast majority of pending claims against us allege so-called “premises” liability-based exposure on U. S. Steel’s current or former premises. These claims are made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers. In most cases, the claimant also was exposed to asbestos in non-U. S. Steel settings; the relative periods of exposure between U. S. Steel and non-U. S. Steel settings vary with each claimant; and the strength or weakness of the causal link between U. S. Steel exposure and any injury vary widely as do the nature and severity of the injury claimed.

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

There was no material change in U. S. Steel’s risk factors from the risks disclosed in U. S. Steel’s Form 10-K for the year ended December 31, 2009.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2010	2009
INCOME (LOSS) FROM OPERATIONS
Flat-rolled	$(80)	$(422)
U. S. Steel Europe	12	(159)
Tubular	45	127
Other Businesses	10	(3)

Segment Loss from Operations	(13)	(457)
Retiree benefit expenses	(44)	(32)
Other items not allocated to segments:
Net gain on sale of assets	-	97
Workforce reduction charges	-	(86)

Total Loss from Operations	$(57)	$(478)
CAPITAL EXPENDITURES
Flat-rolled	$80	$98
U. S. Steel Europe	44	10
Tubular	-	3
Other Businesses	1	7

Total	$125	$118
OPERATING STATISTICS
Average realized price: ($/net ton) (a)
Flat-rolled	$654	$715
U. S. Steel Europe	614	672
Tubular	1,389	2,353
Steel Shipments: (a)(b)
Flat-rolled	3,572	2,123
U. S. Steel Europe	1,522	897
Tubular (a)	310	207
Raw Steel-Production: (b)
Flat-rolled	4,383	2,279
U. S. Steel Europe	1,588	999
Raw Steel Capability Utilization: (c)
Flat-rolled	73%	38%
U. S. Steel Europe	87%	55%

(a)	Excludes intersegment transfers.
(b)	Thousands of net tons.
(c)	Based on annual raw steel production capability of 24.3 million net tons for Flat-rolled and 7.4 million net tons for U. S. Steel Europe.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

U. S. Steel had no sales of unregistered securities during the period covered by this report and we have suspended purchases under our Common Stock Repurchase Program.

Item 5A.	OTHER INFORMATION

On April 26, 2010, the Compensation & Organization Committee of the Board of Directors approved annual base salaries for executive management effective July 1, 2010, increasing salaries in each case by the amount of the July 1, 2009, salary reduction announced on April 27, 2009 (see Exhibit 10.8).

On April 27, 2010, the Board of Directors approved the return of annual retainer fees to the $180,000 level for Non-employee directors effective July 1, 2010. Annual retainer fees had been reduced by 10% effective July 1, 2009 (see Exhibit 10.9).

On April 26, 2010, the Compensation & Organization Committee of the Board of Directors restored the Corporation’s matching contribution under its Supplemental Thrift Program at a flat 6% crediting rate effective June 1, 2010 (see Exhibit 10.10).

Item 6.	EXHIBITS

4.1	Fourth Supplemental Indenture dated as of March 19, 2010 between United States Steel Corporation and The Bank of New York Mellon, as trustee, regarding 7.375% Senior Notes due April 1, 2020 (incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 23, 2010, Commission File Number 1-16811)

10.1	2005 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010)

10.2	2010 Annual Incentive Compensation Plan (incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010)

10.3	Administrative Regulations for the Long-Term Incentive Compensation Program under the 2005 Stock Incentive Plan, as Amended and Restated

10.4	Form of Stock Option Grant Form Agreement under the 2005 Stock Incentive Plan, as Amended and Restated

10.5	Form of Performance Award Grant Form Agreement under the 2005 Stock Incentive Plan, as Amended and Restated

10.6	Form of Restricted Stock Unit Annual Grant Form Agreement under the 2005 Stock Incentive Plan, as Amended and Restated

10.7	Form of Restricted Stock Unit Retention Grant Form Agreement under the 2005 Stock Incentive Plan, as Amended and Restated

10.8	Base Salaries of Named Executive Officers

10.9	Non-Employee Director Fee Arrangements

10.10	United States Steel Corporation Supplemental Thrift Program, approved April 27, 2010, to be effective June 1, 2010

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS XBRL Instance Document

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

April 27, 2010

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.