Form 10-Q
period 2010-06-30
UNITED STATES STEEL CORP
filed 2010-07-27
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Yes      No Ö

Common stock outstanding at July 22, 2010 – 143,564,452 shares

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2010	2009	2010	2009
Net sales:
Net sales	$4,283	$1,991	$7,898	$4,596
Net sales to related parties (Note 21)	398	136	679	281

Total	4,681	2,127	8,577	4,877

Operating expenses (income):
Cost of sales (excludes items shown below)	4,184	2,340	7,823	5,347
Selling, general and administrative expenses	152	154	300	297
Depreciation, depletion and amortization (Note 6)	162	159	327	317
(Income) loss from investees	(9)	10	(4)	31
Net gain on disposal of assets (Notes 4 and 22)	(2)	(36)	(5)	(133)
Other income, net (Note 8)	(4)	(35)	(5)	(39)

Total	4,483	2,592	8,436	5,820

Income (loss) from operations	198	(465)	141	(943)
Interest expense	52	38	95	74
Interest income	(1)	(1)	(4)	(3)
Other financial costs (income) (Note 9)	99	(28)	167	9

Net interest and other financial costs	150	9	258	80
Income (loss) before income taxes	48	(474)	(117)	(1,023)
Income tax provision (benefit) (Note 11)	72	(82)	65	(192)

Net loss	(24)	(392)	(182)	(831)
Less: Net income attributable to noncontrolling interests	1	-	-	-

Net loss attributable to United States Steel Corporation	$(25)	$(392)	$(182)	$(831)

Loss per common share (Note 12):
Net loss per share attributable to United States Steel Corporation shareholders:
- Basic	$(0.17)	$(2.92)	$(1.27)	$(6.63)
- Diluted	$(0.17)	$(2.92)	$(1.27)	$(6.63)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$947	$1,218
Receivables, less allowance of $42 and $39	2,171	1,423
Receivables from related parties (Note 21)	191	144
Inventories (Note 13)	2,012	1,679
Income tax receivable (Note 11)	21	214
Deferred income tax benefits (Note 11)	298	299
Other current assets	169	38

Total current assets	5,809	5,015
Property, plant and equipment	15,474	16,030
Less accumulated depreciation and depletion	9,271	9,210

Total property, plant and equipment, net	6,203	6,820
Investments and long-term receivables, less allowance of $21 and $22	647	695
Intangibles – net (Note 6)	276	281
Goodwill (Note 6)	1,730	1,725
Assets held for sale (Note 5)	33	33
Deferred income tax benefits (Note 11)	425	535
Other noncurrent assets	295	318

Total assets	$15,418	$15,422
Liabilities
Current liabilities:
Accounts payable	$1,836	$1,396
Accounts payable to related parties (Note 21)	65	61
Bank checks outstanding	13	23
Payroll and benefits payable	754	854
Accrued taxes (Note 11)	159	89
Accrued interest	44	32
Short-term debt and current maturities of long-term debt (Note 15)	21	19

Total current liabilities	2,892	2,474
Long-term debt, less unamortized discount (Note 15)	3,639	3,345
Employee benefits	3,986	4,143
Deferred credits and other noncurrent liabilities	451	481

Total liabilities	10,968	10,443

Contingencies and commitments (Note 22)
Stockholders’ Equity (Note 20):
Common stock (150,925,911 shares issued) (Note 12)	151	151
Treasury stock, at cost (7,364,202 and 7,575,724 shares)	(588)	(608)
Additional paid-in capital	3,637	3,652
Retained earnings	4,012	4,209
Accumulated other comprehensive loss	(2,763)	(2,728)

Total United States Steel Corporation stockholders’ equity	4,449	4,676

Noncontrolling interests (Note 2)	1	303

Total liabilities and stockholders’ equity	$15,418	$15,422

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2010	2009
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(182)	$(831)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization (Note 6)	327	317
Provision for doubtful accounts	7	5
Pensions and other postretirement benefits	(164)	1
Deferred income taxes	41	(248)
Net gain on disposal of assets (Notes 4 and 22)	(5)	(133)
Distributions received, net of equity investees income	1	40
Changes in:
Current receivables	(882)	1,157
Inventories	(421)	718
Current accounts payable and accrued expenses	609	(585)
Income taxes receivable/payable (Note 11)	237	(76)
Bank checks outstanding	(9)	(1)
Foreign currency translation of operating items	157	(36)
All other, net	(64)	33

Net cash (used in) provided by operating activities	(348)	361

Investing activities:
Capital expenditures	(242)	(206)
Capital expenditures – variable interest entities (Note 17)	-	(93)
Disposal of assets	80	339
Restricted cash, net	(8)	(47)
Investments, net	(15)	(8)

Net cash used in investing activities	(185)	(15)

Financing activities:
Issuance of long-term debt, net of financing costs	669	839
Repayment of borrowings under revolving credit facilities	(270)	-
Repayment of long-term debt	(103)	(667)
Common stock issued	2	666
Distributions from noncontrolling interests	-	90
Dividends paid	(14)	(42)

Net cash provided by financing activities	284	886

Effect of exchange rate changes on cash	(22)	(6)

Net increase in cash and cash equivalents	(271)	1,226
Cash and cash equivalents at beginning of year	1,218	724

Cash and cash equivalents at end of period	$947	$1,950

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

Accounting for variable interest entities

On January 1, 2010, U. S. Steel adopted updates to Accounting Standards Codification (ASC) Topic 810 related to improvements to financial reporting by enterprises involved with variable interest entities. The updates to ASC Topic 810 include a criterion that requires the primary beneficiary to have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. Due to the addition of this criterion, the adoption resulted in the deconsolidation of Gateway Energy & Coke Company, LLC and Daniel Ross Bridge, LLC from our consolidated financial statements on a prospective basis. The primary impact from the adoption of the updates to ASC Topic 810 was the removal of approximately $300 million of net assets, comprised mainly of property, plant and equipment, from our consolidated balance sheet. These net assets were entirely offset by noncontrolling interest, which was also removed upon adoption. There was an immaterial impact to our consolidated statement of operations. See note 17 for further details of these entities.

Accounting for transfers of financial assets

On January 1, 2010, U. S. Steel adopted updates to ASC Topic 860 related to the accounting for transfers of financial assets. As a result of the adoption, any transfers of receivables pursuant to our Receivables Purchase Agreement (RPA) no longer qualify as a “sale” and are now accounted for as secured borrowing transactions. Accordingly, receivable transfers as well as the related borrowings for equal amounts are required to be reflected on the consolidated balance sheet and the proceeds and repurchases related to the securitization program will be included in cash flows from financing activities in the statement of cash flows. U. S. Steel did not have any transactions under the RPA during the first six months of 2010 or 2009. See note 15 for further details of our accounts receivable facility.

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

The results of segment operations for the three months ended June 30, 2010 and 2009 are:

(In millions) Second Quarter 2010	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$2,963	$303	$3,266	$9	$98
USSE	985	21	1,006	1	19
Tubular	679	2	681	(1)	96

Total reportable segments	4,627	326	4,953	9	213
Other Businesses	54	216	270	-	28
Reconciling Items and Eliminations	-	(542)	(542)	-	(43)
Total	$4,681	$-	$4,681	$9	$198
Second Quarter 2009
Flat-rolled	$1,310	$26	$1,336	$(10)	$(362)
USSE	645	1	646	-	(53)
Tubular	157	-	157	-	(88)

Total reportable segments	2,112	27	2,139	(10)	(503)
Other Businesses	15	41	56	-	(7)
Reconciling Items and Eliminations	-	(68)	(68)	-	45
Total	$2,127	$-	$2,127	$(10)	$(465)

The results of segment operations for the six months ended June 30, 2010 and 2009 are:

(In millions) First Six Months 2010	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$5,418	$522	$5,940	$4	$18
USSE	1,949	46	1,995	1	31
Tubular	1,124	3	1,127	(1)	141

Total reportable segments	8,491	571	9,062	4	190
Other Businesses	86	195	281	-	38
Reconciling Items and Eliminations	-	(766)	(766)	-	(87)
Total	$8,577	$-	$8,577	$4	$141
First Six Months 2009
Flat-rolled	$2,903	$79	$2,982	$(31)	$(784)
USSE	1,266	2	1,268	-	(212)
Tubular	672	3	675	-	39

Total reportable segments	4,841	84	4,925	(31)	(957)
Other Businesses	36	83	119	-	(10)
Reconciling Items and Eliminations	-	(167)	(167)	-	24
Total	$4,877	$-	$4,877	$(31)	$(943)

The following is a schedule of reconciling items to loss from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Items not allocated to segments:
Retiree benefit expenses	$(43)	$(34)	$(87)	$(66)
Other items not allocated to segments:
Federal excise tax refund (Note 8)	-	34	-	34
Net gain on the sale of assets (Note 4)	-	-	-	97
Workforce reduction charges (Note 7)	-	-	-	(86)
Litigation reserve (a)	-	45	-	45

Total other items not allocated to segments	-	79	-	90

Total reconciling items	$(43)	$45	$(87)	$24

(a)

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

On April 28, 2010, USSC announced that it had entered into an agreement to sell its bar mill and bloom and billet mill located at Hamilton Works. Completion of the transaction is subject to customary closing conditions, including regulatory approvals. The transaction is scheduled to close by the end of 2010. As of June 30, 2010 and December 31, 2009, U. S. Steel had classified these assets as held for sale in accordance with ASC Topic 360 on impairment and disposal of long-lived assets. We expect an immaterial financial statement impact from the transaction.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2010 are as follows:

	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at December 31, 2009	$876	$-	$849	$1,725
Goodwill from acquisitions	-	4	-	4
Currency translation	1	-	-	1

Balance at June 30, 2010	$877	$4	$849	$1,730

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

Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. The annual goodwill impairment test for 2009 determined that there was no goodwill impairment for either reporting unit. Goodwill impairment tests in prior years also indicated that goodwill was not impaired for either reporting unit. Accordingly, there are no accumulated impairment losses for goodwill.

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

(In millions)	Useful Lives	As of June 30, 2010			As of December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$216	$29	$187	$216	$24	$192
Other	2-20 Years	24	10	14	24	10	14

Total amortizable intangible assets		$240	$39	$201	$240	$34	$206

The carrying amount of acquired water rights with indefinite lives as of June 30, 2010 and December 31, 2009 totaled $75 million. The water rights are tested for impairment annually in the third quarter. The 2009 test indicated that the fair value of the water rights exceeded the carrying value. Accordingly, no impairment loss was recognized.

Amortization expense was $2 million and $3 million in the three months ended June 30, 2010 and 2009, respectively, and was $5 million and $6 million in the six months ended June 30, 2010 and 2009, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is $6 million for the remaining portion of 2010 and $11 million each year from 2011 to 2014.

7.	Pensions and Other Benefits

The following table reflects the components of net periodic benefit cost for the three months ended June 30, 2010 and 2009:

(In millions)	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$26	$26	$5	$5
Interest cost	136	145	57	62
Expected return on plan assets	(168)	(177)	(27)	(26)
Amortization of prior service cost	6	6	6	5
Amortization of net loss (gain)	54	36	(3)	(2)

Net periodic benefit cost, excluding below	54	36	38	44
Multiemployer plans	15	13	-	-
Settlement, termination and curtailment benefits	3	9	-	2

Net periodic benefit cost	$72	$58	$38	$46

The following table reflects the components of net periodic benefit cost for the six months ended June 30, 2010 and 2009:

	Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009
Service cost	$51	$52	$10	$10
Interest cost	271	287	114	124
Expected return on plan assets	(335)	(352)	(54)	(53)
Amortization of prior service cost	12	12	12	11
Amortization of net loss (gain)	109	71	(6)	(4)

Net periodic benefit cost, excluding below	108	70	76	88
Multiemployer plans	28	25	-	-
Settlement, termination and curtailment benefits	3	72	-	13

Net periodic benefit cost	$139	$167	$76	$101

Nonretirement Postemployment Benefits

U. S. Steel recorded charges of $3 million and $115 million in the three and six months ended June 30, 2009, respectively, to recognize current and estimated future employee costs for supplemental unemployment benefits, salary continuance and continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. The accrual was recorded in accordance with the guidance in ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” which requires that costs associated with such ongoing benefit arrangements be recorded no later than the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable. U. S. Steel recorded immaterial charges in the three and six months ended June 30, 2010 related to these benefits. As of June 30, 2010, there was an immaterial accrual for these benefits.

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

Employer Contributions

During the first six months of 2010, U. S. Steel made a voluntary contribution of $140 million to its main defined benefit pension plan. U. S. Steel also made $42 million in required cash contributions to the main USSC pension plans, cash payments of $27 million to the Steelworkers Pension Trust and $15 million in cash payments to other defined benefit pension plans.

During the first six months of 2010, cash payments of $150 million had been made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $4 million and $3 million for the three months ended June 30, 2010 and 2009, respectively. Company contributions to defined contribution plans totaled $6 million and $20 million for the six months ended June 30, 2010 and 2009, respectively. Contributions for the six months ended June 30, 2009 included $13 million of payments for VERP related benefits as discussed above.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 enacted in the first quarter of 2010 include multiple provisions impacting health care and insurance coverage in the U.S. The long-term impacts of this legislation on U. S. Steel are uncertain as we await further regulatory and rule setting guidance. The legislation eliminates the tax deductibility of Medicare Part D subsidies for retiree prescription drug coverage after 2012. U. S. Steel recorded a tax charge of $27 million in the first six months of 2010 to adjust deferred tax assets in order to recognize the estimated future tax effects of the legislation specifically on Medicare Part D subsidies (see note 11).

8.	Other Income

Other income for the three and six months ended June 30, 2009 includes a refund of $34 million received in the second quarter of 2009 associated with the recovery of black lung excise taxes that were paid on coal export sales during the period October 1, 1990 to December 31, 1992. Of the $34 million of cash received, $24 million represented interest.

9.	Net Interest and Other Financial Costs

Other financial costs include financing costs as well as foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s subsidiaries. During the three months ended June 30, 2010 and 2009, net foreign currency losses of $91 million and gains of $32 million, respectively, were recorded in other financial costs. During the six months ended June 30, 2010 and 2009, net foreign currency losses of $154 million and $2 million, respectively, were recorded in other financial costs. See note 14 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

10.	Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors under several stock-based employee compensation plans, which are more fully described in Note 14 of the United States Steel Corporation 2009 Annual Report on Form 10-K. At the Company’s annual meeting in April 2010, the stockholders approved an amendment to the 2005 Stock Incentive Plan (the Plan) to approve the issuance of an additional 8,700,000 shares of common stock under the Plan, to eliminate the automatic acceleration of vesting of awards in connection with a change in control without a subsequent termination and to make administrative changes. An aggregate of 15,450,000 shares of U. S. Steel common stock may be issued under the Plan, of which 10,083,682 shares are available as of June 30, 2010 for future grants. The Plan expires in 2020.

U. S. Steel recognized pre-tax stock-based compensation cost in the amount of $9 million and $6 million in the three months ended June 30, 2010 and 2009, respectively, and $11 million and $16 million in the first six months of 2010 and 2009, respectively.

Recent grants of stock-based compensation consist of stock options, restricted stock units and performance awards. The following table is a general summary of the awards made under the Plan.

	May 2010 Grant		May 2009 Grant
Grant Details	Shares (a)	Fair Value (b)	Shares (a)	Fair Value (b)
Stock Options	612,270	$24.31	1,026,580	$14.87
Restricted Stock Units	358,240	$45.65	564,210	$29.84
Performance Awards (c)	105,640	$57.02	116,410	$40.16

(a)	The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b)	Per share amounts
(c)	The number of Performance Awards shown represents the target value of the award.

As of June 30, 2010, total future compensation cost related to nonvested stock-based compensation arrangements was $52 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.5 years.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions	May 2010 Grant	May 2009 Grant
Grant date price per share of option award	$45.65	$29.81
Expected annual dividends per share, at grant date	$0.20	$0.20
Expected life in years	5.0	4.5
Expected volatility	64%	62%
Risk-free interest rate	2.1%	2.6%
Grant date fair value per share of unvested option awards as calculated from above	$24.31	$14.87

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

Restricted stock units generally vest ratably over three years. The fair value of the restricted stock units is the market price of the underlying common stock on the date of the grant.

Performance awards vest at the end of a three-year performance period as a function of U. S. Steel’s total shareholder return compared to the total shareholder return of a group of peer companies over the three-year performance period. Performance awards can vest at between zero and 200 percent of the target award. The fair value of the performance awards is calculated using a Monte-Carlo simulation.

11.	Income Taxes

Tax provision

For the six months ended June 30, 2010, we recorded a tax provision of $65 million on our pretax loss of $117 million. In accordance with accounting guidance, the tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia, which are jurisdictions where we have recorded full valuation allowances on deferred tax assets. Included in the first six months of 2010 tax provision is a net tax benefit of $30 million relating to adjustments to tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in the first quarter of 2010 (see note 7).

The tax provision for the first six months of 2010 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2010 pretax results for U.S. and foreign income or loss vary from estimates applied at the end of the most recent interim period, the actual tax provision or benefit recognized in 2010 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2010.

Income tax receivable

During 2010, U. S. Steel received $208 million representing the majority of its expected federal income tax refund related to the carryback of our 2009 losses to prior years.

Deferred taxes

As of June 30, 2010, the net domestic deferred tax asset was $643 million compared to $731 million at December 31, 2009. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid from the benefit trusts in the future. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

As of June 30, 2010, the net foreign deferred tax asset was $80 million, net of established valuation allowances of $670 million. At December 31, 2009, the net foreign deferred tax asset was $103 million, net of established valuation allowances of $575 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar, the euro, and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets due to the absence of positive evidence to support the realizability of the deferred tax assets. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $609 million for Canadian deferred tax assets and $48 million for Serbian deferred tax assets as of June 30, 2010, would be partially or fully reversed. Any reversals of these amounts would result in a decrease to tax expense.

Unrecognized tax benefits

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance found in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $71 million and $106 million as of June 30, 2010 and December 31, 2009, respectively. This decrease was primarily the result of the conclusion of certain tax examinations and the remeasurement of existing tax reserves. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $56 million and $77 million as of June 30, 2010 and December 31, 2009, respectively.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of June 30, 2010 and December 31, 2009, U. S. Steel had accrued liabilities of $5 million and $4 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have a liability recorded for income tax penalties.

12.	Common Shares and Income Per Common Share

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

Diluted net income per common share assumes the exercise of stock options, the vesting of restricted stock, restricted stock units, and performance awards and the conversion of convertible notes (under the “if-converted” method), provided in each case the effect is dilutive.

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2010	2009	2010	2009
Net loss attributable to United States Steel Corporation shareholders	$(25)	$(392)	$(182)	$(831)
Plus income effect of assumed conversion-interest on convertible notes	-	-	-	-

Net loss after assumed conversion	$(25)	$(392)	$(182)	$(831)

Weighted-average shares outstanding (in thousands):
Basic	143,504	134,634	143,447	125,420
Effect of convertible notes	-	-	-	-
Effect of stock options, resticted stock units and performance awards	-	-	-	-

Adjusted weighted-average shares outstanding, diluted	143,504	134,634	143,447	125,420

Basic earnings per common share	$(0.17)	$(2.92)	$(1.27)	$(6.63)

Diluted earnings per common share	$(0.17)	$(2.92)	$(1.27)	$(6.63)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Securities granted under the 2005 Stock Incentive Plan	3,642	3,677	3,642	3,677
Securities convertible under the Senior Convertible Notes	27,059	27,059	27,059	27,059

Total	30,701	30,736	30,701	30,736

Dividends Paid Per Share

The dividend for the three months ended March 31, 2010, June 30, 2010 and June 30, 2009 was five cents per common share. The dividend for the three months ended March 31, 2009 was 30 cents per common share.

13.	Inventories

Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At June 30, 2010 and December 31, 2009, the LIFO method accounted for 50 percent and 49 percent of total inventory values, respectively.

(In millions)	June 30, 2010	December 31, 2009
Raw materials	$615	$492
Semi-finished products	835	741
Finished products	356	336
Supplies and sundry items	206	110

Total	$2,012	$1,679

Current acquisition costs were estimated to exceed the above inventory values by $850 million and $1.1 billion at June 30, 2010 and December 31, 2009, respectively. Cost of sales was reduced by an immaterial amount and $32 million in the three months ended June 30, 2010 and 2009, respectively, as a result of liquidations of LIFO inventories. Cost of sales was reduced by an immaterial amount and $70 million in the first six months of 2010 and 2009, respectively, as a result of liquidations of LIFO inventories.

Lower of cost or market (LCM) charges were immaterial for the three and six months ended June 30, 2010. During the three and six months ended June 30, 2009, we recorded LCM related charges totaling approximately $85 million and $145 million, respectively.

Inventory includes $93 million and $101 million of land held for residential or commercial development as of June 30, 2010 and December 31, 2009, respectively.

From time to time, U. S. Steel enters into coke swap agreements with other steel manufacturers designed to reduce transportation costs. U. S. Steel shipped and received approximately 360,000 tons of coke under swap agreements during the first six months of 2010. U. S. Steel did not ship or receive any coke under swap agreements during the first six months of 2009.

U. S. Steel also has entered into iron ore pellet swap agreements with an iron ore mining and processing company. Under these agreements, U. S. Steel shipped and received approximately 365,000 tons and 790,000 tons of iron ore pellets during the first six months of 2010 and 2009, respectively.

The coke and iron ore pellet swaps are recorded at cost as nonmonetary transactions. There was no income statement impact related to these swaps in either 2010 or 2009.

14.	Derivative Instruments

U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars and euros. USSC’s revenues and costs are denominated in both Canadian and U.S. dollars. In addition, foreign cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can affect income when remeasured at the end of each quarter. A $1.4 billion U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary was the primary exposure at June 30, 2010.

U. S. Steel uses euro forward sales contracts with maturities no longer than 12 months to exchange euros for U.S. dollars to manage our exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the balance sheet. U. S. Steel has not elected to designate these euro forward sales contracts as hedges. Therefore, changes in their fair value are recognized immediately in the results of operations. The gains and losses recognized on these euro forward sales contracts may also partially offset the accounting remeasurement gains and losses recognized on the Intercompany Loan.

As of June 30, 2010, U. S. Steel held euro forward sales contracts with a total notional value of approximately $395 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

Additionally, we routinely enter into fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. Historically, the forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption described in ASC Topic 815. However, due to reduced natural gas consumption in 2009, we net settled some of our excess natural gas purchase contracts for certain facilities. Therefore, the remaining contracts related to 2009 natural gas purchases for those facilities no longer met the exemption criteria and were subject to mark-to-market accounting.

During 2010, all natural gas purchase contracts qualified and were accounted for in accordance with the normal purchases and normal sales exemption under ASC Topic 815 and were not subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009:

(In millions)	Balance Sheet Location	Fair Value June 30, 2010	Fair Value December 31, 2009
Foreign exchange forward contracts	Accounts (payable) receivable	$24	$(2)

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended June 30, 2010	Six Months ended June 30, 2010
Foreign exchange forward contracts	Other financial costs	$23	$35

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended June 30, 2009	Six Months ended June 30, 2009
Foreign exchange forward contracts	Other financial costs	$(11)	$11
Forward physical purchase contracts	Cost of Sales	$3	$(46)

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

15.	Debt

(In millions)	Interest Rates %	Maturity	June 30, 2010	December 31, 2009
2037 Senior Notes	6.65	2037	$350	$350
2020 Senior Notes	7.375	2020	600	-
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	863
2013 Senior Notes	5.65	2013	300	300
Province Note (C$150 million)	1.00	2015	142	142
Environmental Revenue Bonds	4.75 - 6.88	2011 – 2030	458	458
Fairfield Caster Lease		2010 – 2012	20	29
Other capital leases and all other obligations		2010 – 2014	24	30
Amended Credit Agreement, $750 million	Variable	2012	-	-
USSK Revolver, €200 million
($245 million and $288 million at June 30, 2010 and December 31, 2009)	Variable	2011	-	288
USSK credit facilities, €70 million
($86 million and $101 million at June 30, 2010 and December 31, 2009)	Variable	2011 – 2012	-	-
USSS credit facilities, €40 and 800 million Serbian Dinar
($59 million and $69 million at June 30, 2010 and December 31, 2009)	Variable	2010	-	-

Total Debt			3,707	3,410
Less Province Note fair value adjustment			36	40
Less unamortized discount			11	6
Less short-term debt and long-term debt due within one year			21	19

Long-term debt			$3,639	$3,345

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

Obligations relating to Environmental Revenue Bonds

U. S. Steel is the ultimate obligor on $458 million of Environmental Revenue Bonds. During the three months ended June 30, 2010, U. S. Steel refunded $89 million of Environmental Revenue Bonds with newly issued Environmental Revenue Bonds, which have an interest rate of 6.00 percent and a maturity date of 2026. At June 30, 2010, U. S. Steel is the direct underlying obligor on $260 million of these bonds. U. S. Steel is obligated on the remaining $198 million under an agreement that was entered into when it separated from Marathon Oil Corporation (Marathon) on December 31, 2001 (the Separation). The agreement provides that on or before the tenth anniversary of the Separation (December 31, 2011), U. S. Steel will provide for the discharge of Marathon from any remaining liability under any of these bond obligations.

Amended Credit Agreement

As of June 30, 2010, there were no amounts drawn on the $750 million Credit Agreement dated May 11, 2007 (Amended Credit Agreement) and inventory values supported the full $750 million of the facility. The Amended Credit Agreement contains a financial covenant requiring U. S. Steel to maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.10 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 15% of the total aggregate commitments and $112.5 million. Since availability was greater than $112.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. However, based on the most recent four quarters, as of June 30, 2010, we would not meet this covenant if we were to borrow more than $637.5 million. If the value of inventory decreases or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

For information concerning the Senior Notes, the Senior Convertible Notes and other listed obligations, please refer to note 16 of the audited financial statements in the 2009 Annual Report on Form 10-K.

Receivables Purchase Agreement

As of June 30, 2010, U. S. Steel has a Receivables Purchase Agreement (RPA) under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. USSR can then sell senior undivided interests in up to $500 million of the receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability is recorded. On July 21, 2010, U. S. Steel and USSR entered into an amendment of the program documentation that increased the maximum amount of receivables eligible for sale to $525 million and extended the term until July 19, 2013.

Prior to January 1, 2010, U. S. Steel accounted for transfers of receivables pursuant to the RPA as a “sale.” Accordingly, the accounts receivable were reflected as a reduction of receivables in the balance sheet and the proceeds and repurchases related to the securitization program were included in cash flows from operating activities in the statement of cash flows.

On January 1, 2010, U. S. Steel adopted updates to ASC Topic 860 related to the accounting for transfers of financial assets. As a result of the adoption, transfers of receivables pursuant to our RPA no longer qualify as a “sale” and are now accounted for as secured borrowing transactions. Accordingly, receivable transfers as well as the related borrowings for equal amounts are required to be reflected on the consolidated balance sheet and the proceeds and repurchases related to the securitization program will be included in cash flows from financing activities in the statement of cash flows. U. S. Steel did not have any transactions under the RPA during the first six months of 2010 or 2009.

At June 30, 2010 and December 31, 2009, there were no receivable transfers under this facility and eligible accounts receivable supported $500 million of availability under the RPA. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which has historically not been significant.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We incurred insignificant costs for the three and six months ended June 30, 2010 and 2009 relating to fees on the RPA.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during the six months ended June 30, 2010 and 2009, there were no collections reinvested.

The table below summarizes the trade receivables for USSR:

(In millions)	June 30, 2010	December 31, 2009
Balance of accounts receivable-net, purchased by USSR	$1,164	$792
Revolving interest sold to conduits	-	-

Accounts receivable – net, included in the accounts receivable
balance on the balance sheet of U. S. Steel	$1,164	$792

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations and may also be terminated upon a change of control.

Change in control event

In the event of a change in control of U. S. Steel, debt obligations totaling $3,062 million at June 30, 2010, which includes the Senior Notes and Senior Convertible Notes, may be declared immediately due and payable. In addition, the Amended Credit Agreement may be terminated and any amount outstanding thereunder may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $37 million or provide a letter of credit to secure the remaining obligation.

Other obligations

In the event of a bankruptcy of Marathon, $254 million of obligations related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

U. S. Steel Košice (USSK) credit facilities

In March 2010, USSK repaid the outstanding borrowings under its € 200 million (which approximated $245 million at June 30, 2010) revolving unsecured credit facility and had no borrowings against this facility at June 30, 2010.

At June 30, 2010, USSK had no borrowings against its €40 million, €20 million and €10 million credit facilities (which approximated $86 million) and the availability was approximately $80 million due to approximately $6 million of customs and other guarantees outstanding.

U. S. Steel Serbia (USSS) credit facilities

At June 30, 2010, USSS had no borrowings against its €40 million revolving credit facility and 800 million Serbian dinar overdraft facility (which totaled approximately $59 million). At June 30, 2010, availability, which is limited to the value of USSS’s inventory of finished and semi-finished goods, was approximately $59 million. The facilities expire on August 31, 2010. On July 23, 2010, USSS entered into new facilities on substantially similar terms except that the revolving credit facility capacity was reduced to €20 million and the overdraft facility was increased to 1 billion Serbian dinars (which totaled approximately $38 million at July 23, 2010). The new facilities are effective September 1, 2010 and expire on August 31, 2011.

16.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	June 30, 2010	December 31, 2009
Balance at beginning of year	45	48
Obligations settled	(4)	(7)
Foreign currency translation effects	(4)	1
Accretion expense	1	3

Balance at end of period	38	45

Asset retirement obligations related to disposal costs of the majority of fixed assets at our steel facilities have not been recorded because they have an indeterminate settlement date. These asset retirement obligations will be initially recognized in the period in which sufficient information exists to estimate their fair value.

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

Gateway Energy & Coke Company, LLC

Gateway Energy & Coke Company, LLC (Gateway) is a wholly owned subsidiary of SunCoke Energy, Inc. in which U. S. Steel has no ownership interest. Gateway has constructed a heat recovery coke plant with an expected annual capacity of 651,000 tons of coke at U. S. Steel’s Granite City Works that began operations in the fourth quarter of 2009. U. S. Steel has a 15-year arrangement to purchase coke from Gateway under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2010, a maximum default payment of approximately $270 million would apply if U. S. Steel terminates the agreement.

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

18.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding and accrued interest included in the Consolidated Balance Sheet approximate fair value. See note 14 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at June 30, 2010 and December 31, 2009.

(In millions)	June 30, 2010		December 31, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$47	$47	$26	$26

Financial liabilities:
Debt (b)	$3,940	$3,616	$4,004	$3,307

(a)	Excludes equity method investments.
(b)	Excludes capital lease obligations.

The following methods and assumptions were used to estimate the fair value of financial instruments included in the table above:

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

Fair value of the financial assets and liabilities disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see note 22.

19.	Comprehensive Income (Loss)

The following table reflects the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Net loss	$(24)	$(392)	$(182)	$(831)
Changes in foreign currency translation adjustments, net of tax	(116)	202	(134)	132
Changes in employee benefit accounts, net of tax	39	22	99	40

Comprehensive income (loss)	$(101)	$(168)	$(217)	$(659)

20.	Statement of Changes in Stockholders’ Equity

The following table reflects the first six months of 2010 and 2009 reconciliation of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

Six Months Ended June 30, 2010	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,979		$4,209	$(2,728)	$151	$(608)	$3,652	$303
Comprehensive income:
Net loss	(182)	(182)	(182)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	99	99		99
Currency translation adjustment	(134)	(134)		(134)
Employee stock plans	5					20	(15)
Dividends paid on common stock	(14)		(14)
Adoption of ASC Topic 810	(301)							(301)
Cumulative effect of ASC Topic 810 adoption	(1)		(1)
Other	(1)							(1)

Balance at June 30, 2010	$4,450	$(217)	$4,012	$(2,763)	$151	$(588)	$3,637	$1

Six Months Ended June 30, 2009	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$5,059		$5,666	$(3,269)	$124	$(612)	$2,986	$164
Comprehensive income:
Net loss	(831)	(831)	(831)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	40	40		40
Currency translation adjustment	132	132		131				1
Common stock issued	666				27		639
Employee stock plans	14					2	12
Dividends paid on common stock	(42)		(42)
Partner contributions	90							90
Other	1							1

Balance at June 30, 2009	$5,129	$(659)	$4,793	$(3,098)	$151	$(610)	$3,637	$256

21.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity and certain other investees. Generally, transactions are conducted under long- term market-based contractual arrangements. Related party sales and service transactions were $398 million and $136 million for the three months ended June 30, 2010 and 2009, respectively, and $679 million and $281 million for the six months ended June 30, 2010 and 2009, respectively.

Purchases from related parties for outside processing services amounted to $38 million and $17 million for the three months ended June 30, 2010 and 2009, respectively, and $47 million and $71 million for the six months ended June 30, 2010 and 2009, respectively. Purchases of iron ore pellets from related parties amounted to $44 million and $41 million for the three months ended June 30, 2010 and 2009, respectively and $63 million and $52 million for the six months ended June 30, 2010 and 2009, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $63 million and $58 million at June 30, 2010 and December 31, 2009, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $2 million and $3 million at June 30, 2010 and December 31, 2009, respectively.

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

Asbestos matters – As of June 30, 2010, U. S. Steel was a defendant in approximately 470 active cases involving approximately 3,025 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,560, or approximately 85 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the six months ended June 30, 2010, U. S. Steel paid approximately $5 million in settlements. These settlements and other dispositions resolved approximately 145 claims. New case filings in the first six months of 2010 added approximately 130 claims. At December 31, 2009, U. S. Steel was a defendant in approximately 440 active cases involving approximately 3,040 plaintiffs. During 2009, U. S. Steel paid approximately $7 million in settlements. These settlements and other dispositions resolved approximately 200 claims. New case filings in the year ended December 31, 2009 added approximately 190 claims. Most claims filed in 2010 and 2009 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Changes in accrued liabilities for remediation activities are summarized in the following table:

(In millions)	Six Months Ended June 30, 2010
Beginning of period	$203
Accruals for environmental remediation deemed probable and reasonably estimable	1
Payments	(4)

End of period	$200

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	June 30, 2010	December 31, 2009
Accounts payable	$18	$17
Deferred credits and other noncurrent liabilities	182	186

Total	$200	$203

Expenses related to remediation are recorded in cost of sales and totaled $1 million and $1 million for the three months ended June 30, 2010 and 2009, respectively, and $2 million and $3 million for the six months ended June 30, 2010 and 2009, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters and projects with ongoing study and scope development may exceed the accrued liabilities by as much as 15 to 30 percent.

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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of June 30, 2010, accrued liabilities for these projects totaled $4 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $45 million. Depending on agency negotiations and other factors, the scope of the UPI could become defined later in 2010.

Significant Projects with Defined Scope – As of June 30, 2010, a total of $46 million was accrued for projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River in northwest Indiana and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site.

Additional projects with defined scope include the Municipal Industrial & Disposal Company (MIDC) site in Elizabeth, Pennsylvania, the St. Louis Estuary and Upland Project in Duluth, Minnesota and a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of June 30, 2010, accrued liabilities for these three additional projects totaled $98 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are seven other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2010 was $15 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at June 30, 2010 was $10 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $21 million at June 30, 2010 and were based on known scopes of work.

Administrative and Legal Costs – As of June 30, 2010, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2010 and 2009, such capital expenditures totaled $76 million and $26 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

CO2 Emissions – Current and potential regulation of Greenhouse Gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The European Union (EU) has established greenhouse gas regulations based upon national allocations and a cap and trade system. In Canada, both the federal and Ontario governments have issued proposed requirements for greenhouse gas emissions. The United States House of Representatives passed the American Clean Energy and Security Act (also known as the Waxman-Markey Bill) on

June 26, 2009 while in the Senate, Senators Kerry and Lieberman introduced the American Power Act on May 12, 2010. The EU has issued proposed regulations under their cap and trade system for the period 2013-2020 which appear to be more stringent than the current requirements.

On May 13, 2010 the Environmental Protection Agency published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the Clean Air Act’s Prevention of Significant Deterioration permitting process. Starting in 2011, existing facilities that emit over 75,000 tons per year of GHG emissions will have new requirements based on best available control technology (BACT). This will be followed with new BACT requirements for new sources that emit over 100,000 tons per year of GHGs or modified sources that emit more than 75,000 tons per year. The definitions for BACT requirements are expected from the EPA later this year. Additionally, the EPA is revising the National Ambient Air Quality Standards (NAAQS) for annual 2.5 micron particulate matter and the NAAQS for nitrogen oxide, sulfur dioxide, lead ozone, and carbon monoxide are at various stages of the EPA revision process.

It is impossible to estimate the timing or impact of these or other future government action on U. S. Steel, although it could be significant. Such impacts may include substantial capital expenditures, costs for emission allowances, restriction of production, and higher prices for coking coal and other carbon based energy sources.

In July 2008, following approval by the European Commission of Slovakia’s national allocation plan for the 2008 to 2012 trading period (NAP II), Slovakia granted USSK more CO2 emission allowances per year than USSK received for the 2005 to 2007 trading period. Based on actual CO2 emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized gains related to these transactions which are reflected in the net gain on disposal of assets line on the Consolidated Statement of Operations. U. S. Steel entered into no such transactions during the three months ended June 30, 2010. U. S. Steel recognized gains of approximately $6 million in the six months ended June 30, 2010 and approximately $34 million in the three and six months ended June 30, 2009.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $200 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $11 million at June 30, 2010. In the event that any default occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Contingencies related to the Separation from Marathon – In the event of a bankruptcy of Marathon, $254 million of obligations related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant as well as $24 million of U. S. Steel’s operation lease obligations may be declared immediately due and payable.

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

Randle Reef – The Canadian and Ontario governments have identified a sediment deposit in Hamilton Harbor near USSC’s Hamilton Works for remediation, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $100 million). The national and provincial governments have each allocated C$30 million (approximately $28 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $28 million). USSC has committed C$7 million (approximately $7 million) as its contribution. Funding sources for the balance of the estimated project cost remain to be identified and additional contributions may be sought.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $10 million at June 30, 2010). No liability has been recorded for these guarantees as management believes that either the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $163 million as of June 30, 2010, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $162 million at June 30, 2010, of which $39 million was classified as current, and $157 million at December 31, 2009, none of which was classified as current.

Commitments – At June 30, 2010, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $186 million.

Unconditional Purchase Obligations – U. S. Steel is obligated to make payments under unconditional purchase obligations, including take-or-pay contracts. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2010	2011	2012	2013	2014	Later Years	Total
$1,372	$1,878	$1,311	$1,138	$479	$4,312	$10,490

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, coking coal, coke, and other raw materials used in the ordinary course of U. S. Steel’s business with terms ranging from two to 16 years. Total payments under take-or-pay contracts were approximately $120 million and $90 million for the three months ended June 30, 2010 and 2009, respectively, and $260 million and $180 million for the six months ended June 30, 2010 and 2009, respectively.

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

U. S. Steel’s operating results are beginning to reflect the benefits of the gradual economic recovery that appears to be underway in North America and Europe. Our raw steel capability utilization rate in the first half of 2010 was 78% for North American operations and 88% for European operations, a significant improvement as compared to first half of 2009 operating rates of 35% and 56%, respectively. Adjusting for our Lake Erie Works, which was not available until late in the second quarter, we have operated our North American steelmaking facilities at 91% of raw steel capability during the second quarter of 2010. We reported a second quarter 2010 net loss of $25 million, or $0.17 per diluted share, which included a $96 million, or $0.62 per diluted share loss primarily from the accounting remeasurement of a $1.4 billion U.S. dollar-denominated intercompany loan to a European subsidiary. This compared to a net loss of $157 million, or $1.10 per diluted share, in the first quarter of 2010 which included a $56 million, or $0.39 per diluted share loss primarily from the intercompany loan remeasurement and a net loss of $392 million, or $2.92 per diluted share, in the second quarter of 2009 which included a $41 million, or $0.31 per diluted share gain primarily from the intercompany loan remeasurement. We had operating income of $198 million and $141 million for the second quarter and first half of 2010, respectively, which is a significant improvement from the $465 million and $943 million loss in the second quarter and first half of 2009, respectively.

RESULTS OF OPERATIONS

Net sales by segment for the second quarter and first six months of 2010 and 2009 are set forth in the following table:

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions, excluding intersegment sales)	2010	2009		2010	2009
Flat-rolled Products (Flat-rolled)	$2,963	$1,310	126%	$5,418	$2,903	87%
U. S. Steel Europe (USSE)	985	645	53%	1,949	1,266	54%
Tubular Products (Tubular)	679	157	332%	1,124	672	67%

Total sales from reportable segments	4,627	2,112	119%	8,491	4,841	75%
Other Businesses	54	15	260%	86	36	139%

Net sales	$4,681	$2,127	120%	$8,577	$4,877	76%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended June 30, 2010 versus the quarter ended June 30, 2009 is set forth in the following table:

Quarter Ended June 30, 2010 versus Quarter Ended June 30, 2009

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	90%	33%	-1%	0%	4%	126%
USSE	32%	30%	-3%	-9%	3%	53%
Tubular	345%	5%	-26%	0%	8%	332%

(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $4,681 million in the second quarter of 2010, compared with $2,127 million in the same quarter last year. The increase in sales for the Flat-rolled segment primarily reflected increased shipments (up 2.2 million tons) and higher average realized prices (up $23 per ton). The increase in sales for the European segment was primarily due to an increase in shipments (up 0.4 million tons) and higher average realized euro-based prices (up €93 per ton) partially offset by unfavorable changes in foreign currency translation impacts and a lower value-added product mix. The increase in sales for the Tubular segment resulted primarily from higher shipments (up 0.3 million tons) partially offset by a lower value-added product mix.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2010 versus the six months ended June 30, 2009 is set forth in the following table:

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	76%	8%	5%	-1%	-1%	87%
USSE	49%	11%	-7%	-1%	2%	54%
Tubular	151%	-84%	1%	0%	-1%	67%

(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $8,577 million in the first six months of 2010, compared with $4,877 million in the same period last year. The increase in sales for the Flat-rolled segment primarily reflected increased shipments (up 3.7 million tons) partially offset by lower average realized prices (down $19 per ton). The increase in sales for the European segment was primarily due to an increase in shipments (up 1.0 million tons) and higher average realized euro-based prices (up €9 per ton) partially offset by unfavorable changes in foreign currency translation impacts and a lower value-added product mix. The increase in sales for the Tubular segment resulted primarily from higher shipments (up 0.4 million tons) partially offset by lower average realized prices (down $648 per ton).

Operating expenses

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $72 million in the second quarter of 2010, compared to $58 million in the second quarter of 2009. Defined benefit and multiemployer pension plan costs totaled $139 million in the first six months of 2010, compared to $167 million in the first six months of 2009. The decrease primarily reflects the absence of expenses incurred related to several Voluntary Early Retirement Programs (VERPs) partially offset by reduced expected returns on lower market related values of pension plan assets and higher amortization of unrecognized losses both of which related to pension plan asset losses experienced in 2008. Pension costs in the second quarter and first six months of 2009 included charges of $9 million and $72 million, respectively, for the VERPs. Defined benefit and multiemployer pension plan costs in the first six months of 2009 also included a $10 million pension curtailment charge in connection with the sale of a majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E).

Costs related to defined contribution plans totaled $4 million and $6 million in the second quarter and first six months of 2010, respectively, compared to $3 million and $20 million in the comparable periods in 2009. The first six months of 2009 included $13 million for VERP related benefits under these plans.

Other benefits costs, including multiemployer plans, totaled $38 million and $76 million in the second quarter and first six months of 2010, respectively, compared to $46 million and $101 million in the corresponding periods of 2009. The decrease in the six month period was primarily due to favorable 2009 claims experience on our retiree medical plans which impacts 2010 expense and the absence of $11 million of termination charges related to the VERPs.

Nonretirement postemployment benefits

U. S. Steel incurred costs of $3 million and $115 million in the second quarter and first six months of 2009, respectively, to recognize current and estimated future layoff benefits for employees associated with the temporary idling of certain facilities and reduced production at others. U. S. Steel recorded immaterial charges in the three and six months ended June 30, 2010 related to these benefits.

Income (loss) from operations by segment for the second quarter and first six months of 2010 and 2009 is set forth in the following table:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
Flat-rolled	$98	$(362)	127%	$18	$(784)	102%
USSE	19	(53)	136%	31	(212)	115%
Tubular	96	(88)	209%	141	39	262%

Total income (loss) from reportable segments	213	(503)	142%	190	(957)	120%
Other Businesses	28	(7)	500%	38	(10)	480%

Segment income (loss) from operations	241	(510)	147%	228	(967)	124%
Retiree benefit expenses	(43)	(34)	26%	(87)	(66)	32%
Other items not allocated to segments:
Litigation reserve	-	45		-	45
Federal excise tax refund	-	34		-	34
Net gain on sale of assets	-	-		-	97
Workforce reduction charges	-	-		-	(86)

Total income (loss) from operations	$198	$(465)	143%	$141	$(943)	115%

Segment results for Flat-rolled

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Income (loss) from operations ($ millions)	$98	$(362)	127%	$18	$(784)	102%
Raw steel production (mnt)	4,979	1,964	154%	9,165	4,243	116%
Capability utilization	82%	32%	156%	78%	35%	123%
Steel shipments (mnt)	4,061	1,815	124%	7,633	3,938	94%
Average realized steel price per ton	$700	$677	3%	$678	$697	-3%

The significant improvement in Flat-rolled results in the second quarter of 2010 compared to the same period in 2009 resulted mainly from significant increases in operating rates from 32% to 82% raw steel capability utilization, net favorable changes in commercial effects (approximately $430 million), the impact of repairs and maintenance spending, including Lake Erie Works facility restart costs, and operating efficiencies due to increased capability utilization (approximately $110 million), reduced energy costs (approximately $80 million), favorable changes from increased steel substrate sales to our Tubular segment (approximately $70 million) and higher income from our equity method investments (approximately $20 million). These improvements were partially offset by higher raw material costs (approximately $225 million) and accruals for profit sharing (approximately $20 million).

The significant improvement in Flat-rolled results in the first half of 2010 as compared to the same period in 2009 resulted mainly from significant increases in operating rates from 35% to 78% raw steel capability utilization, the impact of repairs and maintenance spending, including Lake Erie Works facility restart costs, and operating efficiencies due to increased capability utilization (approximately $315 million), net favorable changes in commercial effects (approximately $350 million), the absence of layoff benefit and natural gas purchase contract mark-to-market charges recorded in the first half of 2009 as a result of plant idlings (approximately $140 million), reduced energy costs (approximately $140 million), favorable changes from increased steel substrate sales to our Tubular segment (approximately $70 million) and higher income from our equity investments (approximately $35 million). These improvements were partially offset by higher raw material costs (approximately $250 million) and accruals for profit sharing (approximately $20 million).

Segment results for USSE

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Income (loss) from operations ($ millions)	$19	$(53)	136%	$31	$(212)	115%
Raw steel production (mnt)	1,637	1,059	55%	3,225	2,058	57%
Capability utilization	89%	57%	56%	88%	56%	57%
Steel shipments (mnt)	1,386	1,035	34%	2,908	1,932	51%
Average realized steel price per ton	$687	$602	14%	$649	$634	2%

The improvement in USSE results in the second quarter of 2010 compared to the same period in 2009 was primarily due to net favorable changes in commercial effects (approximately $270 million) and reduced energy costs (approximately $10 million). These were partially offset by higher raw material costs (approximately $190 million) and unfavorable changes in foreign currency translation effects (approximately $10 million).

The improvement in USSE results in the first half of 2010 compared to the same period in 2009 was primarily due to net favorable changes in commercial effects (approximately $250 million), reduced energy costs (approximately $30 million) and favorable changes in foreign currency translation effects (approximately $10 million). These were partially offset by higher raw material costs (approximately $40 million).

Segment results for Tubular

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Income (loss) from operations ($ millions)	$96	$(88)	209%	$141	$39	262%
Steel shipments (mnt)	433	92	371%	743	299	148%
Average realized steel price per ton	$1,496	$1,526	-2%	$1,452	$2,100	-31%

The increase in Tubular results in the second quarter of 2010 as compared to the same period in 2009 resulted mainly from net favorable changes in commercial effects (approximately $160 million), decreased spending and increased operating efficiencies (approximately $60 million), the absence of lower of cost or market charges recorded in the second quarter of 2009 (approximately $30 million) and reduced energy costs (approximately $10 million). These improvements were partially offset by increased costs for steel substrate (approximately $70 million) and accruals for profit sharing (approximately $5 million).

The increase in Tubular results in the first six months of 2010 as compared to the same period in 2009 resulted mainly from decreased spending and increased operating efficiencies (approximately $70 million), the absence of lower of cost or market charges recorded in the second quarter of 2009 (approximately $30 million) and the absence of layoff benefit charges recorded in the second quarter of 2009 (approximately $20 million). These improvements were partially offset by net unfavorable changes in commercial effects (approximately $10 million) and accruals for profit sharing (approximately $5 million).

Results for Other Businesses

Other Businesses generated income of $28 million in the second quarter of 2010, compared to a loss of $7 million in the second quarter of 2009. Other Businesses generated income of $38 million in the first six months of 2010, compared to a loss of $10 million in the first six months of 2009. The increase is primarily due to a sale of land for $18 million by our real estate operations in the second quarter of 2010 and increased results at our transportation businesses in line with the general economic recovery.

Items not allocated to segments

The increase in retiree benefit expenses in the second quarter and first six months of 2010 as compared to the same periods of 2009 resulted from reduced expected returns on lower market related values of pension plan assets and higher amortization of unrecognized losses both of which related to pension plan asset losses experienced in 2008.

A litigation reserve of $45 million involving a rate escalation provision in a U. S. Steel power supply contract was established in the first quarter of 2008 as a result of a court ruling and was subsequently reversed in the second quarter of 2009 as that decision was overturned.

During the second quarter of 2009, U. S. Steel received a federal excise tax refund of $34 million, including interest, associated with the recovery of black lung excise taxes that were paid on coal export sales during the period October 1, 1990 to December 31, 1992.

We recorded a $97 million pretax net gain on sale of assets in the first six months of 2009 as a result of the sale of a majority of the operating assets of EJ&E. The net gain included a pension curtailment charge of approximately $10 million.

Workforce reduction charges of $86 million in the first six months of 2009 reflected employee severance and net benefit charges related to a VERP accepted by approximately 500 non-represented employees in the United States.

Net interest and other financial costs

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
Interest and other financial costs	$60	$42	43%	$108	$81	33%
Interest income	(1)	(1)	0%	(4)	(3)	33%
Foreign currency losses (gains)	91	(32)		154	2

Total	$150	$9	1567%	$258	$80	223%

The unfavorable change in net interest and other financial costs in the second quarter and first six months of 2010 compared to the same periods last year were mainly due to increased foreign currency losses, most of which relates to accounting remeasurement effects on a U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary that had an outstanding balance of $1.4 billion at June 30, 2010, and euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exchange rate exposure. For additional information on U. S. Steel’s foreign currency exchange activity, see note 14 to the Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

The income tax provision was $72 million and $65 million in the second quarter and first six months of 2010, respectively, compared to an income tax benefit of $82 million and $192 million in the second quarter and first six months of 2009, respectively. In accordance with accounting guidance, the tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia, which are jurisdictions where we have recorded a full valuation allowance on deferred tax assets. Included in the first six months of 2010 tax provision is a net tax benefit of $30 million resulting from the conclusion of certain tax return examinations and the remeasurement of existing tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in the first quarter. The first six months of 2009 tax benefit included $35 million of tax expense related to the net gain on the sale of EJ&E.

The tax provision for the first six months of 2010 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2010 pretax results for U.S. and foreign income or loss vary from estimates applied at the end of the most recent interim period, the actual tax provision or benefit recognized in 2010 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2010.

As of June 30, 2010, the net domestic deferred tax asset was $643 million compared to $731 million at December 31, 2009. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid from the benefit trusts in the future. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the deferred tax assets will be realized.

As of June 30, 2010, the net foreign deferred tax asset was $80 million, net of an established valuation allowance of $670 million. As of December 31, 2009, the net foreign deferred tax asset was $103 million, net of an established valuation allowance of $575 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar, the euro and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets due to the absence of positive evidence to support the realizability of the deferred tax assets. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $609 million for Canadian deferred tax assets and $48 million for Serbian deferred tax assets as of June 30, 2010, would be partially or fully reversed. Any reversals of these amounts would result in a decrease to tax expense.

For further information on income taxes see note 11 to the Financial Statements.

The net loss attributable to United States Steel Corporation was $25 million and $182 million in the second quarter and first six months of 2010, respectively, compared to $392 million and $831 million in the second quarter and first six months of 2009, respectively. The improvement in both periods primarily reflects the factors discussed above.

BALANCE SHEET

Receivables increased by $795 million from year-end 2009 as second quarter 2010 shipment volumes and average realized prices increased compared to the fourth quarter of 2009.

Inventories increased by $333 million from December 31, 2009 as a result of increased operating levels in the first six months of 2010.

Income tax receivable decreased by $193 million from year-end 2009 primarily due to a $208 million federal income tax refund received in the first six months of 2010 as a result of carrying back our 2009 losses to prior years.

Accounts payable increased by $444 million from year-end 2009 primarily due to increased production levels compared to the fourth quarter of 2009.

Payroll and benefits payable decreased by $100 million from year-end 2009 primarily due to U. S. Steel’s $140 million voluntary pension contribution to our main defined benefit pension plan.

CASH FLOW

Net cash used in operating activities was $348 million for the first six months of 2010, compared to net cash provided by operating activities of $361 million in the same period last year, reflecting changes in working capital for the respective periods as we significantly reduced working capital in the first six months of 2009 in line with business conditions at the time, partially offset by improved operating results in the first six months of 2010. Additionally, we made a $140 million voluntary pension contribution to our main defined benefit pension plan in the first six months of 2010 and we received a $208 million U.S. federal tax refund, both as discussed above.

Capital expenditures in the first six months of 2010 were $242 million, compared with $206 million in the same period in 2009. Flat-rolled expenditures were $154 million and included spending for development of an enterprise resource planning (ERP) system, blast furnace infrastructure projects, large mobile equipment purchases for iron ore operations and various other infrastructure, environmental and strategic projects. USSE expenditures of $72 million were mainly for environmental projects.

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

U. S. Steel’s domestic contract commitments to acquire property, plant and equipment at June 30, 2010, totaled $186 million.

Capital expenditures for 2010 are now expected to total approximately $710 million primarily due to the acceleration of our strategic coke projects. In support of our long-term coke and coke substitute requirements, we have restarted engineering and construction of a technologically and environmentally advanced battery, at the Clairton Plant of Mon Valley Works in Pennsylvania; applied for permits and started engineering on up to 1 million tons per year of carbon alloy facilities, which utilize an environmentally friendly, energy efficient and flexible production technology, at Gary Works in Indiana; and applied for permits and started engineering on blast furnace coal injection facilities in Serbia. We are also pursuing a number of other projects of long-term strategic importance. In order to better utilize our hot metal capacity over a range of market conditions, we also plan to install a pig iron machine at Gary Works. To allow us to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., is applying for permits and has begun engineering work on a new automotive continuous annealing line. In order to more efficiently serve our tubular product customers’ increased focus on North American shale resources, we have applied for permits and started engineering work on new heat treat and finishing facilities at our Lorain Tubular Operations in Ohio. The majority of the capital spending for these projects will be incurred over a number of years starting in the second half of 2010, subject in all cases to full project authorization.

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

Disposal of assets in the first six months of 2010 primarily reflects cash proceeds of approximately $60 million from the sale of U. S. Steel’s 44.6 percent interest in the Wabush Mines Joint Venture. Disposal of assets in the first six months of 2009 reflected cash proceeds of approximately $300 million from the sale of a majority of the operating assets of EJ&E and $34 million from the sale of emissions allowances at USSK.

Issuance of long-term debt, net of financing costs in the first six months of 2010 reflects the issuance of $600 million of 7.375% Senior Notes due 2020. U. S. Steel received net proceeds of $582 million after related discounts and other fees. Also in the first six months of 2010, we issued $89 million of Environmental Revenue Bonds (ERBs), maturing in 2026. Issuance of long-term debt, net of financing costs in the first six months of 2009 mainly reflected the issuance of $863 million of 4.0% Senior Convertible Notes due 2014. U. S. Steel received net proceeds of $836 million after related discounts and other fees.

Repayment of borrowings under revolving credit facilities in the first six months of 2010 reflects USSK’s repayment of the outstanding borrowings under its €200 million revolving unsecured credit facility.

Repayment of long-term debt in the first six months of 2010 primarily reflects the refunding of $89 million of ERBs. Repayment of long-term debt in the first six months of 2009 primarily reflected the repayment of $655 million outstanding under our three-year term loan due October 2010 and five-year term loan due May 2012.

Common stock issued in the first six months of 2009 resulted from our public offering of 27 million common shares.

Dividends paid in the first six months of 2010 were $14 million, compared with $42 million in the same period in 2009. Payments in the first six months of 2010 reflected a quarterly dividend rate of five cents per common share. Payments in the first and second quarters of 2009 reflected quarterly dividend rates of 30 cents and five cents, respectively, per common share.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes U. S. Steel’s liquidity as of June 30, 2010:

(Dollars in millions)

Cash and cash equivalents	$947
Amount available under $750 Million Credit Facility (a)	638
Amount available under Receivables Purchase Agreement	500
Amounts available under USSK credit facilities	325
Amounts available under USSS credit facilities	59

Total estimated liquidity	$2,469

(a)

As of June 30, 2010, there were no amounts drawn on the Amended Credit Agreement and inventory levels supported the full $750 million capacity of the facility. Since availability under the Amended Credit Agreement was greater than $112.5 million, compliance with the fixed charge coverage ratio was not applicable. However, based on the most recent four quarters, as of June 30, 2010, we would not meet the fixed charge coverage ratio. Therefore, we reduced the availability in the above table to $637.5 million.

On March 16, 2010, U. S. Steel issued $600 million of 7.375% Senior Notes due 2020 (2020 Senior Notes). U. S. Steel received net proceeds of $582 million which will be used for general corporate purposes. The 2020 Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasbacks and requiring the purchase of the 2020 Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. As of June 30, 2010, the principal amount outstanding under the 2020 Senior Notes was $600 million, less unamortized discounts.

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

As of June 30, 2010, U. S. Steel has a Receivables Purchase Agreement (RPA) that provides up to $500 million of liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables, LLC (USSR), a consolidated wholly owned special purpose entity. If U. S. Steel decides to access this facility, USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables and if any of them are unable to fund such purchases, two banks are committed to do so. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded. On July 21, 2010, U. S. Steel and USSR entered into an amendment of the program documentation that increased the maximum amount of receivables eligible for sale to $525 million and extended the term until July 19, 2013.

The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. As of June 30, 2010, there were no receivable transfers under this facility and eligible accounts receivable supported $500 million of availability under the RPA.

At June 30, 2010, U. S. Steel Košice (USSK) had no borrowings against its €40 million, €20 million and €10 million unsecured credit facilities (which approximated $86 million) but had $6 million of customs and other guarantees outstanding, reducing availability under these facilities to $80 million.

In March 2010, USSK repaid the outstanding borrowings under its €200 million (approximately $245 million) revolving unsecured credit facility and had no borrowings against this facility at June 30, 2010.

USSK is the sole obligor on these facilities and they bear interest at the applicable inter-bank offer rate plus a margin and contain other customary terms and conditions. The €10 million facility expires January 2011, the €200 million facility expires July 2011, the €40 million facility expires October 2012 and the €20 million facility expires December 2012.

During 2009, U. S. Steel Serbia (USSS) amended its secured credit facility agreements to limit availability to the value of its inventory of finished and semi-finished goods. These facilities include an 800 million Serbian dinar overdraft facility and a €40 million revolving credit facility (together approximately $59 million at June 30, 2010). USSS is the sole obligor on these facilities and they bear interest at the applicable inter-bank offer rate plus a margin and contain other customary terms and conditions. At June 30, 2010, there were no borrowings against these facilities and availability was approximately $59 million. These facilities expire on August 31, 2010. On July 23, 2010, USSS entered into new facilities on substantially similar terms except that the revolving credit facility capacity was reduced to €20 million and the overdraft facility was increased to 1 billion Serbian dinars (together approximately $38 million at July 23, 2010). The new facilities are effective September 1, 2010 and expire on August 31, 2011.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $141 million of liquidity sources for financial assurance purposes as of June 30, 2010.

In the event of a bankruptcy of Marathon Oil Corporation, obligations of $254 million relating to Environmental Revenue Bonds and two capital leases, as well as $24 million relating to an operating lease, may be declared immediately due and payable.

The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $11 million at June 30, 2010. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

Our major cash requirements in 2010 are expected to be for capital expenditures, employee benefits and working capital requirements. We finished the second quarter of 2010 with $947 million of available cash and $2.5 billion of total liquidity. As business conditions have started to recover, our working capital requirements have begun to increase which may require us to draw upon our credit facilities in the future. U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, payments of retiree benefits and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources.

Our opinion regarding liquidity is a forward-looking statement based upon currently available information. To the extent that operating cash flow is materially lower than recent levels or external financing sources are not available on terms competitive with those currently available, future liquidity may be adversely affected.

Debt and Senior Convertible Notes Ratings

The following table shows our ratings as of June 30, 2010:

Ratings Agency	June 30, 2010
Standard & Poor's Ratings Services	BB
Moody's Investors Service	Ba2
Fitch Ratings	BB+

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new material off-balance sheet arrangements during the first six months of 2010.

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

The United States Environmental Protection Agency (EPA) has remanded the Iron and Steel Maximum Achievable Control Technology (MACT) standard, and will issue a new standard after review. Changes in the MACT standard are expected to be minor, but if the changes are major, they may result in significant compliance costs for U. S. Steel.

By order of the District of Columbia Court of Appeals, the EPA is revising the National Ambient Air Quality Standards (NAAQS) for annual 2.5 micron particulate matter. In addition, the NAAQS standards for nitrogen oxide, sulfur dioxide, lead, ozone, and carbon monoxide are at various stages of the EPA revision process. Changes in the standards may significantly effect U. S. Steel operations.

U. S. Steel Canada Inc. (USSC) is subject to the environmental laws of Canada, which are comparable to environmental standards in the United States. Environmental regulation in Canada is an area of shared responsibility between the federal government and the provincial governments, which in turn delegate certain matters to municipal governments. Federal environmental statutes include the federal Canadian Environmental Protection Act, 1999 and the Fisheries Act. Various provincial statutes regulate environmental matters such as the release and remediation of hazardous substances; waste storage, treatment and disposal; and air emissions. As in the United States, Canadian environmental laws (federal, provincial and local) are undergoing revision and becoming more stringent.

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

Greenhouse Gas Emissions Regulation

The current and potential regulation of greenhouse gas emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The EU has established greenhouse gas regulations while in Canada, a regulatory framework for greenhouse gas emissions has been published, details of which are discussed below. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing. In the United States, the House of Representatives passed the American Clean Energy and Security Act (also known as the Waxman-Markey Bill) on June 26, 2009. The American Power Act was introduced by Senators Kerry and Lieberman on May 12, 2010. Both bills contemplate energy and greenhouse gas reductions with a combination of economy-wide non-binding greenhouse gas goals and mandatory caps on regulated sources. If greenhouse gas cap-and-trade legislation becomes law, it could have far ranging economic and operational consequences for U. S. Steel. It is impossible to estimate the timing or impact of these or other future government action on U. S. Steel, although it could be significant. Such impacts may include substantial capital expenditures, costs for emission allowances, restriction of production, and higher prices for coking coal and other carbon based energy sources.

The EPA has classified CO2 as a harmful gas. Under this premise, it has implemented a new greenhouse gas emission inventory and reporting requirement for all facilities emitting 25,000 metric tons or more per year of carbon dioxide equivalent (CO2e) greenhouse gases. The regulation requires facilities to collect information on CO2e and report emissions to the EPA starting in January 2011, covering the 2010 calendar year. Most domestic U. S. Steel facilities are required to comply with the new reporting requirements. Since it was first proposed by the EPA, U. S. Steel has implemented monitoring plans for meeting this requirement.

On May 13, 2010 the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating greenhouse gas emissions from facilities through the Clean Air Act’s Prevention of Significant Deterioration permitting process. Starting in 2011, existing facilities that emit over 75,000 tons per year of greenhouse gas emissions will have new requirements based on best available control technology (BACT). This will be followed with new BACT requirements for new sources that emit over 100,000 tons per year of greenhouse gases or modified sources that emit more than 75,000 tons per year. The definitions for BACT requirements are expected from the EPA later this year. U. S. Steel is currently evaluating the cost of compliance with these regulations.

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

In July 2008, following approval by the EC of Slovakia’s national allocation plan for the second trading period covering 2008 through 2012 (Phase II), Slovakia granted USSK more CO2 allowances per year than USSK received each year in the 2005 to 2007 trading period. Based on actual carbon emissions to date, we believe that USSK will have sufficient allowances for the Phase II period without purchasing additional allowances. During the first six months of 2010, USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized approximately $6 million of gains related to these transactions. In June 2009, a revision of the EU Directive establishing emission trading scheme was published that foresees a fundamental change for the third trading period covering 2013 through 2020 (Phase III). From the available published information it appears that the new regime would be more stringent and cost intensive. It is currently expected that the final set of rules will be adopted by the end of 2010.

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

Environmental Remediation

In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 22 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of June 30, 2010. In addition, there are 9 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 45 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See note 22 to the Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the second quarter of 2010, U. S. Steel recorded no additional accruals for environmental matters for U.S. and international facilities. The total accrual for such liabilities at June 30, 2010 was $200 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in note 16 to the Financial Statements.

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

OUTLOOK

We expect to report an overall operating profit in the third quarter as the U.S. and European economies continue to work their way through a gradual and uneven recovery process. Operating results are expected to be below the second quarter largely due to a decrease in shipping and production volumes for our Flat-rolled segment, reflecting slower order rates, primarily from spot market customers thus far in the quarter, which likely includes some normal seasonal variations and the impact of shorter lead times; however, reported carbon flat rolled inventory levels on a months-of-supply basis at North American service centers remain below historical averages and end user demand appears stable. Similar market conditions prevail for our European operations.

Third quarter 2010 results for Flat-rolled are expected to be near break-even levels due to lower trade and intersegment shipments and production volumes, and increased costs for raw materials and energy. The favorable effect due to the absence of Lake Erie Works repair and maintenance costs is expected to be offset by increased costs related primarily to planned maintenance work on several blast furnaces and repairs of the transportation system used to deliver raw materials to Gary Works’ blast furnaces. We expect average realized prices for the third quarter to be in line with the second quarter as the benefits of a higher value-added mix of shipments and increased prices for both index-based contracts and recently negotiated contracts offset decreases in spot market prices.

Third quarter results for USSE are expected to be comparable to the second quarter as the benefits of higher euro-based transaction prices are offset by increased raw materials costs. We expect slightly lower shipments due to reduced order rates from our spot market customers and normal seasonal variations. In response to these lower order rates, we have idled a blast furnace at U. S. Steel Serbia. We also have begun planned maintenance work on a blast furnace at U. S. Steel Košice.

Third quarter results for Tubular are expected to improve as compared to the second quarter. The benefits of higher average realized prices and decreased costs for steel substrate are expected to be only partially offset by the impact of lower carbon oil country tubular goods (OCTG) and welded line pipe shipments.

The results for Other Businesses are expected to be lower in the third quarter due primarily to the second quarter impact of a land sale by our real estate operations.

INTERNATIONAL TRADE

On April 8, 2009, U. S. Steel, Maverick Tube Corporation, TMK Ipsco, V&M Star LP, Evraz, Rocky Mountain Steel, Wheatland Tube Corporation and the USW filed anti-dumping and countervailing duty (subsidy) petitions regarding certain oil country tubular goods (OCTG) from China. The petitions were filed in response to an unprecedented surge of imports from China, increasing from 900 thousand net tons in 2007 to nearly 2.3 million net tons in 2008. On November 24, 2009, the Department of Commerce (DOC) announced final countervailing duties ranging from 10.49 to 15.78 percent. On December 30, 2009, the U.S. International Trade Commission (ITC) determined that the U.S. industry is materially injured or threatened with material injury due to subsidized imports. On April 9, 2010, the DOC announced final anti-dumping duties ranging from 32.07 percent to 99.14 percent. On May 3, 2010, the ITC determined that the U.S. industry is materially injured or threatened with material injury due to the dumped imports. As a result of these actions, countervailing duties and anti-dumping duties have been ordered against the import of these products.

On September 16, 2009, U. S. Steel and V&M Star LP filed anti-dumping and countervailing duty petitions regarding certain seamless carbon and alloy steel standard, line and pressure pipe from China. Subsequently, TMK Ipsco and the United Steelworkers (USW) joined the case as petitioners. The petitions were filed in response to an incredible surge of seamless pipe imports from China. The volume of U.S. imports from China soared from 158,128 net tons in 2006 to 366,091 net tons in 2008. The ITC voted unanimously on October 30, 2009 that there is a reasonable indication that the U.S. industry is threatened with material injury by reason of subsidized and dumped imports of these products from China. On February 24, 2010, the DOC issued preliminary countervailing duties ranging from 11.06% to 12.97%. On April 22, 2010 the DOC announced preliminary anti-dumping duties of between 22.67% and 98.37%. Final duty percentages and a final injury determination are expected later this year.

ACCOUNTING STANDARDS

See note 2 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the first quarter of 2010, the outstanding balance of a U.S. dollar-denominated intercompany loan (Intercompany Loan) from a U.S. subsidiary to a European subsidiary was increased in connection with the repayment of outstanding borrowings under USSK’s €200 million unsecured credit facility. Volatility in the foreign currency markets could have significant implications for U. S. Steel as a result of foreign currency accounting remeasurement effects, primarily on the Intercompany Loan. As of June 30, 2010, the outstanding balance on the Intercompany Loan was $1.4 billion. A one percent change in the June 30, 2010 exchange rate of US$1.22 for each €1.00 would result in an approximately $14 million impact to the income statement due to remeasurement effects of the Intercompany Loan. We also utilize euro-U.S. dollar derivatives to mitigate our currency exposure at USSE. For additional information on U. S. Steel’s foreign currency exchange activity, see note 14 to the financial statements.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2010. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2010	2009	2010	2009
INCOME (LOSS) FROM OPERATIONS
Flat-rolled	$98	$(362)	$18	$(784)
U. S. Steel Europe	19	(53)	31	(212)
Tubular	96	(88)	141	39
Other Businesses	28	(7)	38	(10)

Segment Income (Loss) from Operations	241	(510)	228	(967)
Retiree benefit expenses	(43)	(34)	(87)	(66)
Other items not allocated to segments:
Litigation reserve	-	45	-	45
Federal excise tax refund	-	34	-	34
Net gain on sale of assets	-	-	-	97
Workforce reduction charges	-	-	-	(86)

Total Income (Loss) from Operations	$198	$(465)	$141	$(943)
CAPITAL EXPENDITURES
Flat-rolled	$74	$65	$154	$163
U. S. Steel Europe	28	18	72	28
Tubular	13	3	13	6
Other Businesses	2	2	3	9

Total	$117	$88	$242	$206
OPERATING STATISTICS
Average realized price: ($/net ton) (a)
Flat-rolled	700	677	678	697
U. S. Steel Europe	687	602	649	634
Tubular	1,496	1,526	1,452	2,100
Steel Shipments: (a)(b)
Flat-rolled	4,061	1,815	7,633	3,938
U. S. Steel Europe	1,386	1,035	2,908	1,932
Tubular	433	92	743	299

Total Steel Shipments	5,880	2,942	11,284	6,169
Raw Steel-Production: (b)
Flat-rolled	4,979	1,964	9,165	4,243
U. S. Steel Europe	1,637	1,059	3,225	2,058
Raw Steel-Capability Utilization: (c)
Flat-rolled	82%	32%	78%	35%
U. S. Steel Europe	89%	57%	88%	56%

(a)	Excludes intersegment transfers.
(b)	Thousands of net tons.
(c)	Based on annual raw steel production capability of 24.3 million net tons for Flat-rolled and 7.4 million net tons for U. S. Steel Europe.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

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

ENVIRONMENTAL PROCEEDINGS

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. On March 4, 2010, EPA provided written confirmation that the project objectives of the sediment remediation project have been satisfied and, as such, the consent decree shall terminate upon motion by U. S. Steel. As of June 30, 2010, project costs have amounted to $60.2 million. The Corrective Action Management Unit (CAMU) which received dredged materials from the Grand Calumet River, is expected to be used, following EPA approval, for containment of approved material from other corrective measures conducted at Gary Works pursuant to an Administrative Order on Consent (1998) for corrective action. CAMU maintenance and wastewater treatment costs are anticipated to be an additional $732,000 through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel, following the Court’s termination of the Clean Water Act consent decree, will pay the public trustees $1.0 million for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $794,000. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $3 million at June 30, 2010.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a closure plan to the Indiana Department of Environmental Management (IDEM) for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a Solid Waste Management Unit (SWMU) under corrective action. In addition, U. S. Steel has submitted a revised closure plan for T2 and separate closure plans for D5 and the TTP Area. IDEM approved the closure plans for D5, TTP Area and T2 on October 15, 2009, June 23, 2010 and December 1, 2009, respectively. Implementation of all plans is expected to begin later in 2010. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring prior to closure is $3 million for D5 and TTP, $4 million for T2 and $11 million for D2 including a portion of the Refuse Area, as of June 30, 2010.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Through June 30, 2010, U. S. Steel had spent $28.4 million for the studies, work plans, field investigations and self-implementing interim measures. U. S. Steel has submitted a proposal to EPA seeking approval for a perimeter groundwater monitoring plan and is developing a proposal for a corrective measure to address impacted sediments in the West Grand Calumet Lagoon. In addition, U. S. Steel is currently implementing a sampling and analysis plan (SAP) for several SWMUs in the Solid Waste Management Areas east of the Vessel Slip Turning Basin and has submitted a second SAP for a portion of the sediments behind the East Breakwall. U. S. Steel has begun operation of a full scale groundwater treatment system approved by EPA as a Self-Implementing Stabilization Measure to address benzene impacted groundwater east of the vessel slip, and continues to operate a seasonal groundwater treatment system near the coke plant. The costs for the above mentioned activities are estimated to be approximately $19 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement corrective measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the corrective measures for soil contamination to be approximately $3 million. Closure costs for the CAMU are estimated to be an additional $6 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the above projects was approximately $28 million as of June 30, 2010, based on the estimated remaining costs.

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

On July 3, 2008, EPA Region V issued a Notice of Violation/Finding of Violation (NOV/FOV) alleging violations resulting from a multi-media inspection conducted in May 2007 and subsequent information collection requests pursuant to Section 114 of the Clean Air Act. These alleged violations include those currently being prosecuted by IDEM that are identified above. Other alleged violations include the reline of No. 4 Blast Furnace in 1990 without a New Source Review/Prevention of Significant

Deterioration permit, and opacity limit excursions from hot iron transfer cars, slag skimming, slag pits, and the blast furnace casting house. The NOV/FOV also alleges violations relating to hydrochloric acid pickling, blast furnace relief valves and blast furnace flares. While a penalty demand is expected, EPA Region V has not yet made such a demand. Since issuing the NOV/FOV, EPA Region V has issued additional Section 114 information requests to Gary Works. U. S. Steel has responded to the requests and is currently negotiating resolution of the NOV/FOV and other request issues with EPA Region V and IDEM. The EPA has indicated that it has referred the matter to the Department of Justice.

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

On April 13, 2009, Gary Works received an NOV from EPA Region V for alleged violations for New Source Review for reline of No. 13/14 during 2004-2005. U. S. Steel continues to meet with IDEM and EPA to negotiate resolution of the NOV. EPA has indicated that it has referred the matter to the Department of Justice.

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

On September 3, 2009, U. S. Steel’s Mon Valley Clairton Plant incurred a catastrophic failure of its Desulfurization Plant. Because of this event, the Clairton, Edgar Thomson, and Irvin plants exceeded their sulfur limit for air emissions when burning coke oven gas. The Desulfurization Plant was inoperable from September 3, 2009 through early January 2010. On March 25, 2010, the ACHD issued an NOV and a Settlement Offer for the Statement of Violation for the Clairton plant for the last three quarters of 2009, which included alleged violations attributable to the outage of the Desulfurization Plant. The NOV was settled in the second quarter of 2010 without admission of liability with a penalty payment of $61,225.

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

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After the acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan is expected to begin during the third quarter of 2010. The cost to close the East Side SWMU is expected to be approximately $4 million and was recorded as an accrued liability as of June 30, 2010.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $560,000. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 22 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel paid a civil penalty of $1 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. ADEM is currently reviewing the Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $703,000. U. S. Steel has completed the investigation and remediation of Lower Opossum Creek under a joint agreement with Beazer, Inc., whereby U. S. Steel has agreed to pay 30 percent of the costs. U. S. Steel’s remaining share of the costs for sediment remediation is $210,000. In 2006, U. S. Steel completed the remediation of Upper Opossum Creek at a cost of $2.95 million, with a remaining contingency of $18,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. In 2007, U. S. Steel completed the remediation of approximately two acres of land at the former Ensley coke plant. As of June 30, 2010, costs to complete the remediation of this area have amounted to $1.3 million. An additional $49,000 remains accrued for project contingencies at Ensley with an additional $65,000 accrued for an environmental assessment of contiguous properties. In total, the accrued liability for the projects described above was approximately $1 million as of June 30, 2010, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 22 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (Ohio EPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. Those discussions resulted in the identification of ten SWMUs and three Areas of Concern (AOC) requiring further investigation and evaluation. In addition, U. S. Steel notified Ohio EPA in August 2009 of an additional SWMU based upon its field observations and a preliminary assessment. A Phase I RFI on the identified SWMUs and AOCs is complete and under review by Ohio EPA. As of June 30, 2010, U. S. Steel has spent $247,000 on studies at this site. Costs to complete additional studies are estimated to be $523,000. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 22 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Great Lakes Works

On January 6, 2006, U. S. Steel received a proposed administrative consent order from the Michigan Department of Environmental Quality (MDEQ) that alleged violations of NPDES permits at the Great Lakes Works facility. On February 13, 2007, MDEQ and U. S. Steel agreed to a revised Administrative Consent Order (the Order) that resolves this matter. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identifies certain compliance actions that address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. One of the compliance actions addresses three river basins along the Detroit River and U. S. Steel has completed the corrective measure necessary to remove historical basin sediments from these areas. As of June 30, 2010, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements to obtain MDEQ approval. Another compliance action includes modifications to the Cold Mill Wastewater Treatment Plant where U. S. Steel has agreed to rehabilitate four clarifiers and two wastewater conveyance pipelines, upgrade the computer control system and evaluate other potential improvements of this system. The vast majority of the elements of this project have been completed at a cost of $8.6 million and U. S. Steel anticipates spending an additional $200,000, most of which will be capitalized. Costs to complete the few remaining compliance actions are presently not determinable.

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

Granite City Works

U. S. Steel received two NOVs, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop at our Granite City Works facility. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. On September 14, 2005, the Illinois Attorney General filed a complaint in the Madison County Circuit Court, titled People of the State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation, which included the issues raised in the two NOVs. In December 2006, IEPA added to its complaint by adding a release of coke oven gas in February 2006. In October 2007, the Court entered a Second Supplemental Complaint in which IEPA added alleged violations regarding excessive opacity emissions from the blast furnace, and incorrect sulfur dioxide (SO2) emission factors regarding blast furnace gas emissions. On December 18, 2007, U. S. Steel entered into a Consent Order (the Order) with the Illinois Attorney General and IEPA that resolved the Complaint, as supplemented. The Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Order; and (4) submit to IEPA a revised permit application with the correct SO2 emission factors, which U. S. Steel submitted in January 2008. In December 2009, U. S. Steel and the Illinois Attorney General, by order of the Court, modified the Consent Order to establish a March 31, 2011 deadline for U. S. Steel to demonstrate compliance with existing standards at the BOF.

At Granite City Works, U. S. Steel and Gateway Energy & Coke Company, LLC (Gateway), a subsidiary of SunCoke Energy, Inc., have agreed with two environmental advocacy groups to establish an Environmental Trust Fund (Trust), which requires the permittees (U. S. Steel and Gateway) to collectively deposit $1.0 million by September 30th of each year, beginning September 30, 2008 and ending September 30, 2012. The capital contributions and all net income of the Trust are to be used for the purposes of promoting energy efficiency, greenhouse gas reductions and PM2.5 emission reduction, to be implemented in the community, including the Granite City municipality, local schools, parks and library districts. To date, U. S. Steel and Gateway have paid the first two of five installments towards the fund.

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

On October 5, 2009, U. S. Steel received an NOV/FOV from EPA Region V alleging that Granite City Works: failed to apply for and obtain a Prevention of Significant Deterioration/New Source Review permit for the 1994 B Blast Furnace reline (while the furnace was owned by National Steel Corporation); exceeded BOP roof monitor opacity limits, exceeded blast furnace casthouse roof monitor opacity limits; and failed to complete certain permit recordkeeping and parameteric monitoring requirements. Granite City Works has met with EPA regarding the alleged violations and continues to negotiate resolution of the matter. The EPA advised U. S. Steel that it has referred the matter to the Department of Justice.

On July 1, 2010, U. S. Steel entered into a Memorandum of Understanding (MOU) with the Illinois EPA that requires the Granite City Works to achieve reductions in emissions of particulate matter. U. S. Steel will evaluate and install appropriate controls to achieve this purpose. The cost of the appropriate controls are not known at this time but may be significant.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an asset sales agreement and a permit issued by the Utah Department of Environmental Quality. U. S. Steel developed work plans and as of June 30, 2010, U. S. Steel has spent $16.8 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel has recorded a liability of $66 million as of June 30, 2010, for our estimated share of the remaining costs of remediation, including the construction, waste management, closure and post closure of a CAMU.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO Industries, corrective measures have been implemented for the majority of the former SWMUs. Seven SWMUs remain at the facility, five of which require further remediation. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Two SWMUs may not require further action pending a No Further Action decision by the California Department of Toxic Substances Control (DTSC). Of the five SWMUs requiring remediation, investigatory work has been completed at a coal tar pitch impacted soils area and a remedial workplan has been submitted to DTSC. U. S. Steel has also completed the investigation of the impacted groundwater SWMU at the former wire mill. Investigation of the three remaining SWMUs within the facility has been initiated and discussions with the DTSC continue regarding additional corrective measures that may be required. Arsenic impacted soils and groundwater have been delineated at these three SWMUs. While it is likely that corrective measures will be required at these SWMUs, it is not possible at this time to define a scope or estimate costs for what may be required by DTSC. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 22 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Other

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order to conduct an investigation and develop remediation alternatives. Implementation of the preferred remedy was essentially completed in late 2007. The respondents are finalizing the Removal Action Summary report by addressing some minor site maintenance issues, deed restrictions and operating and maintenance plans for approval by KDHE. U. S. Steel and SSB continue to work with KDHE to address site maintenance issues. At June 30, 2010, an accrual of $120,000 remains available for these project contingencies.

On January 23, 2006, the KDHE sent a letter to U. S. Steel requesting that U. S. Steel address a former zinc smelter site in Girard, Kansas. U. S. Steel completed a site investigation and submitted a Corrective Action Study (CAS) necessary to address the impacted soils at this site. KDHE approved the CAS on November 17, 2009 and is preparing a Corrective Action Decision based upon U. S. Steel’s recommended remedial measure. In addition, a Consent Agreement and Final Order, through which the remediation will be conducted, is under negotiation with KDHE. At June 30, 2010, U. S. Steel has an accrued liability of $1 million to conduct the remedial measure as proposed in the CAS.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel, Lubrizol and ExxonMobil are the largest PRPs at the site and have agreed to equally share costs for investigating the site. The Remedial Action Plan for the site was approved by TCEQ in June 2009. On December 10, 2009, pursuant to the Texas Solid Waste Disposal Act, U. S. Steel, Lubrizol and ExxonMobil filed a contribution/cost of recovery action against approximately 50 parties. Implementation of remedial measures is expected to be initiated later in 2010. The accrued liability to complete U. S. Steel’s portion of the site investigations and implement the remedial measure was $1,774,000 as of June 30, 2010.

The Canadian and Ontario governments have identified a sediment deposit, commonly referred to as Randle’s Reef, in Hamilton Harbor near USSC’s Hamilton Works for remediation, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $100 million). The national and provincial governments have each allocated C$30 million (approximately $28 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $28 million). USSC has committed C$7 million (approximately $7 million) as its contribution. Funding sources for the balance of the estimated project cost remain to be identified and additional contributions may be sought.

ASBESTOS LITIGATION

As of June 30, 2010, U. S. Steel was a defendant in approximately 470 active cases involving approximately 3,025 plaintiffs. At December 31, 2009, U. S. Steel was a defendant in approximately 440 active cases involving approximately 3,040 plaintiffs.

About 2,560, or approximately 85 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2007 through 2010 involve individual or small groups of claimants.

Historically, these claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); (2) claims made by industrial workers allegedly exposed to products formerly manufactured by U. S. Steel; and (3) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel. The ultimate outcome of any claim depends upon a myriad of legal and factual issues, including whether the plaintiff can prove actual disease, if any; actual exposure, if any, to U. S. Steel products; the duration of exposure to asbestos, if any, on U. S. Steel’s premises and the plaintiff’s exposure to other sources of asbestos. In general, the only insurance available to U. S. Steel with respect to asbestos claims is excess casualty insurance, which has multi-million dollar self-insured retentions. To date, U. S. Steel has received minimal payments under these policies relating to asbestos claims.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2007	3,700	1,230	530	3,000	$9
December 31, 2008	3,000	400	450	3,050	$13
December 31, 2009	3,050	200	190	3,040	$7
June 30, 2010	3,040	145	130	3,025	$5

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

Item 1A.	RISK FACTORS

There was no material change in U. S. Steel’s risk factors from the risks disclosed in U. S. Steel’s Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

U. S. Steel had no sales of unregistered securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about purchases by U. S. Steel of its equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1– 30, 2010 (a)	33	$56.08	-	(b	)
May 1 – 31, 2010	-	-	-	-
June 1 – 30, 2010 (a)	12,467	$45.31	-	(b	)

Total	12,500	$45.34	-	(b	)

(a)	U. S. Steel effectively purchased shares of Restricted Stock in connection with participant stock-for-tax withholding elections under U. S. Steel's 2005 Stock Incentive Plan.
(b)

The repurchase of Restricted Stock was made pursuant to the 2005 Stock Incentive Plan and not pursuant to a stock repurchase plan or program. As of June 30, 2010, 9,395 Restricted Stock shares remain outstanding under the 2005 Stock Incentive Plan.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Gregory A. Zovko

Gregory A. Zovko
Vice President and Controller

July 27, 2010

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.