Form 10-Q
period 2010-09-30
UNITED STATES STEEL CORP
filed 2010-10-26
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Common stock outstanding at October 21, 2010 – 143,615,072 shares

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2010	2009	2010	2009
Net sales:
Net sales	$4,221	$2,571	$12,119	$7,167
Net sales to related parties (Note 21)	276	246	955	527

Total	4,497	2,817	13,074	7,694

Operating expenses (income):
Cost of sales (excludes items shown below)	4,321	2,902	12,144	8,249
Selling, general and administrative expenses	148	163	448	460
Depreciation, depletion and amortization (Note 6)	163	167	490	484
(Income) loss from investees	(9)	1	(13)	32
Net loss (gain) on disposal of assets (Notes 4 and 22)	14	(1)	9	(134)
Other income, net (Note 8)	(2)	(3)	(7)	(42)

Total	4,635	3,229	13,071	9,049

(Loss) income from operations	(138)	(412)	3	(1,355)
Interest expense	50	42	145	116
Interest income	(1)	(2)	(5)	(5)
Other financial (income) costs (Note 9)	(127)	(15)	40	(6)

Net interest and other financial (income) costs	(78)	25	180	105
Loss before income taxes	(60)	(437)	(177)	(1,460)
Income tax (benefit) provision (Note 11)	(9)	(130)	56	(322)

Net loss	(51)	(307)	(233)	(1,138)
Less: Net loss attributable to noncontrolling interests	–	(4)	–	(4)

Net loss attributable to United States Steel Corporation	$(51)	$(303)	$(233)	$(1,134)

Loss per common share (Note 12):
Net loss per share attributable to United States Steel Corporation shareholders:
- Basic	$(0.35)	$(2.11)	$(1.62)	$(8.62)
- Diluted	$(0.35)	$(2.11)	$(1.62)	$(8.62)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$643	$1,218
Receivables, less allowance of $42 and $39	2,200	1,423
Receivables from related parties (Note 21)	122	144
Inventories (Note 13)	2,375	1,679
Income tax receivable (Note 11)	45	214
Deferred income tax benefits (Note 11)	303	299
Other current assets	179	38

Total current assets	5,867	5,015
Property, plant and equipment	15,807	16,030
Less accumulated depreciation and depletion	9,417	9,210

Total property, plant and equipment, net	6,390	6,820
Investments and long-term receivables, less allowance of $23 and $22	674	695
Intangibles – net (Note 6)	275	281
Goodwill (Note 6)	1,733	1,725
Assets held for sale (Note 5)	33	33
Deferred income tax benefits (Note 11)	401	535
Other noncurrent assets	280	318

Total assets	$15,653	$15,422
Liabilities
Current liabilities:
Accounts payable	$2,014	$1,396
Accounts payable to related parties (Note 21)	38	61
Bank checks outstanding	84	23
Payroll and benefits payable	731	854
Accrued taxes (Note 11)	112	89
Accrued interest	76	32
Short-term debt and current maturities of long-term debt (Note 15)	20	19

Total current liabilities	3,075	2,474
Long-term debt, less unamortized discount (Note 15)	3,639	3,345
Employee benefits	3,937	4,143
Deferred credits and other noncurrent liabilities	483	481

Total liabilities	11,134	10,443

Contingencies and commitments (Note 22)
Stockholders’ Equity (Note 20):
Common stock (150,925,911 shares issued) (Note 12)	151	151
Treasury stock, at cost (7,312,833 and 7,575,724 shares)	(584)	(608)
Additional paid-in capital	3,645	3,652
Retained earnings	3,953	4,209
Accumulated other comprehensive loss	(2,647)	(2,728)

Total United States Steel Corporation stockholders’ equity	4,518	4,676

Noncontrolling interests (Note 2)	1	303

Total liabilities and stockholders’ equity	$15,653	$15,422

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2010	2009
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(233)	$(1,138)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization (Note 6)	490	484
Provision for doubtful accounts	8	4
Pensions and other postretirement benefits	(183)	(160)
Deferred income taxes	20	(258)
Net loss (gain) on disposal of assets (Notes 4 and 22)	9	(134)
Distributions received, net of equity investees income	(8)	43
Changes in:
Current receivables	(767)	884
Inventories	(712)	865
Current accounts payable and accrued expenses	689	(179)
Income taxes receivable/payable (Note 11)	107	(271)
Bank checks outstanding	62	(10)
Foreign currency translation of operating items	-	(122)
All other, net	40	110

Net cash (used in) provided by operating activities	(478)	118

Investing activities:
Capital expenditures	(426)	(323)
Capital expenditures – variable interest entities (Note 17)	-	(126)
Disposal of assets	103	340
Restricted cash, net	(6)	(59)
Investments, net	(29)	(42)

Net cash used in investing activities	(358)	(210)

Financing activities:
Revolving credit facilities – borrowings	25	-
– repayments	(297)	-
Issuance of long-term debt, net of financing costs	669	839
Repayment of long-term debt	(105)	(671)
Common stock issued	3	667
Distributions from noncontrolling interests	-	127
Dividends paid	(22)	(49)

Net cash provided by financing activities	273	913

Effect of exchange rate changes on cash	(12)	(2)

Net (decrease) increase in cash and cash equivalents	(575)	819
Cash and cash equivalents at beginning of year	1,218	724

Cash and cash equivalents at end of period	$643	$1,543

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

Accounting for transfers of financial assets

On January 1, 2010, U. S. Steel adopted updates to ASC Topic 860 related to the accounting for transfers of financial assets. As a result of the adoption, any transfers of receivables pursuant to our Receivables Purchase Agreement (RPA) no longer qualify as a “sale” and are now accounted for as secured borrowing transactions. Accordingly, receivable transfers as well as the related borrowings for equal amounts are required to be reflected on the consolidated balance sheet and the proceeds and repurchases related to the securitization program will be included in cash flows from financing activities in the statement of cash flows. U. S. Steel did not have any transactions under the RPA during the first nine months of 2010 or 2009. See note 15 for further details of our accounts receivable facility.

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

The results of segment operations for the three months ended September 30, 2010 and 2009 are:

(In millions) Third Quarter 2010	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$2,763	$255	$3,018	$11	$(174)
USSE	1,034	-	1,034	-	(25)
Tubular	680	1	681	(2)	112

Total reportable segments	4,477	256	4,733	9	(87)
Other Businesses	20	69	89	-	7
Reconciling Items and Eliminations	-	(325)	(325)	-	(58)
Total	$4,497	$-	$4,497	$9	$(138)
Third Quarter 2009
Flat-rolled	$1,745	$83	$1,828	$2	$(370)
USSE	822	1	823	-	7
Tubular	234	-	234	(3)	(21)

Total reportable segments	2,801	84	2,885	(1)	(384)
Other Businesses	16	70	86	-	5
Reconciling Items and Eliminations	-	(154)	(154)	-	(33)
Total	$2,817	$-	$2,817	$(1)	$(412)

The results of segment operations for the nine months ended September 30, 2010 and 2009 are:

(In millions) First Nine Months 2010	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$8,181	$777	$8,958	$15	$(156)
USSE	2,983	46	3,029	1	6
Tubular	1,804	4	1,808	(3)	253

Total reportable segments	12,968	827	13,795	13	103
Other Businesses	106	264	370	-	45
Reconciling Items and Eliminations	-	(1,091)	(1,091)	-	(145)
Total	$13,074	$-	$13,074	$13	$3
First Nine Months 2009
Flat-rolled	$4,648	$162	$4,810	$(29)	$(1,154)
USSE	2,088	3	2,091	-	(205)
Tubular	906	3	909	(3)	18

Total reportable segments	7,642	168	7,810	(32)	(1,341)
Other Businesses	52	153	205	-	(5)
Reconciling Items and Eliminations	-	(321)	(321)	-	(9)
Total	$7,694	$-	$7,694	$(32)	$(1,355)

The following is a schedule of reconciling items to (loss) income from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Items not allocated to segments:
Retiree benefit expenses	$(43)	$(33)	$(130)	$(99)
Other items not allocated to segments:
Federal excise tax refund (Note 8)	-	-	-	34
Net (loss) gain on the sale of assets (Note 4)	(15)	-	(15)	97
Workforce reduction charges (Note 7)	-	-	-	(86)
Litigation reserve (a)	-	-	-	45

Total other items not allocated to segments	(15)	-	(15)	90

Total reconciling items	$(58)	$(33)	$(145)	$(9)

(a)

A litigation reserve of $45 million involving a rate escalation provision in a U. S. Steel power supply contract was established in the first quarter of 2008 as a result of a court ruling and was subsequently reversed in the second quarter of 2009 as that decision was overturned.

4.	Acquisitions and Dispositions

Fintube Technologies

On September 1, 2010, U. S. Steel completed the sale of a majority of the operating assets of Fintube Technologies (Fintube) for approximately $22 million. Fintube, a non-core business to

U. S. Steel, has operations in Tulsa, Oklahoma and Monterrey, Mexico where it manufactures specialty tubular products used in heat recovery technology applications. As a result of the transaction, U. S. Steel recognized a pretax loss of approximately $15 million in the third quarter 2010.

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

Elgin, Joliet and Eastern Railway Company

On January 31, 2009, U. S. Steel completed the previously announced sale of the majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) to Canadian National Railway Company (CN) for approximately $300 million. U. S. Steel retained railroad assets, equipment, and employees that support the Gary Works. As a result of the transaction, U. S. Steel recognized a pretax net gain of approximately $97 million, net of a $10 million pension curtailment charge (see Note 7), in the first quarter 2009.

5.	Assets Held for Sale

On April 28, 2010, USSC announced that it had entered into an agreement to sell its bar mill and bloom and billet mill located at Hamilton Works. Completion of the transaction is subject to customary closing conditions, including regulatory approvals. The transaction is scheduled to close by the end of 2010. As of September 30, 2010 and December 31, 2009, U. S. Steel had classified these assets as held for sale in accordance with ASC Topic 360 on impairment and disposal of long-lived assets. We expect an immaterial financial statement impact from the transaction.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2010 are as follows:

	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at December 31, 2009	$876	$-	$849	$1,725
Goodwill from acquisitions	-	4	-	4
Impact of Dispositions (Note 4)	-	-	(15)	(15)
Currency translation	19	-	-	19

Balance at September 30, 2010	$895	$4	$834	$1,733

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. We have two reporting units that have a significant amount of goodwill. Our Flat-rolled reporting unit was allocated goodwill from the Stelco Inc. (Stelco) and Lone Star Technologies Inc. (Lone Star) acquisitions in 2007. These amounts reflect the benefits we expect the Flat-rolled reporting unit to realize from expanding our flexibility in meeting our customers’ needs and running our Flat-rolled facilities at higher operating rates to source our semi-finished product needs. Our Texas Operations reporting unit, which is part of our Tubular operating segment, was allocated goodwill from the Lone Star acquisition, reflecting the benefits we expect the reporting unit to realize from the expansion of our tubular operations.

Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. U. S. Steel completed its annual goodwill impairment test during the third quarter of 2010 and determined that there was no goodwill impairment for either reporting unit. Fair value was determined in accordance with the guidance in ASC Topic 820 which requires consideration of the income, market and cost approaches as applicable.

For the 2010 annual goodwill impairment test, U. S. Steel used fair values estimated under the income approach and the market approach. U. S. Steel did not utilize the cost approach as relevant data was not available.

The income approach is based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using probability weighted scenarios of future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. A three percent perpetual growth rate was used to arrive at an estimated terminal value. A discount rate of 10.5 percent was used for both reporting units and was based upon the cost of capital of other comparable steel companies, which we view as the most likely market participants, as of the date of our goodwill impairment test.

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

Goodwill impairment tests in 2009 and prior years also indicated that goodwill was not impaired for either reporting unit. Accordingly, there are no accumulated impairment losses for goodwill.

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of September 30, 2010			As of December 31, 2009
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$218	$32	$186	$216	$24	$192
Other	2-20 Years	23	9	14	24	10	14

Total amortizable intangible assets		$241	$41	$200	$240	$34	$206

The carrying amount of acquired water rights with indefinite lives as of September 30, 2010 and December 31, 2009 totaled $75 million. The water rights are tested for impairment annually in the third quarter. The 2010 and 2009 tests indicated that the fair value of the water rights exceeded the carrying value. Accordingly, no impairment loss was recognized.

Amortization expense was $2 million and $4 million in the three months ended September 30, 2010 and 2009, respectively, and was $7 million and $10 million in the nine months ended September 30, 2010 and 2009, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is $3 million for the remaining portion of 2010 and $11 million each year from 2011 to 2014.

7.	Pensions and Other Benefits

The following table reflects the components of net periodic benefit cost for the three months ended September 30, 2010 and 2009:

	Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009
Service cost	$25	$26	$6	$5
Interest cost	135	149	57	63
Expected return on plan assets	(167)	(181)	(27)	(27)
Amortization of prior service cost	6	6	5	6
Amortization of net loss (gain)	55	36	(3)	(2)

Net periodic benefit cost, excluding below	54	36	38	45
Multiemployer plans	14	13	-	-
Settlement, termination and curtailment benefits	-	3	-	-

Net periodic benefit cost	$68	$52	$38	$45

The following table reflects the components of net periodic benefit cost for the nine months ended September 30, 2010 and 2009:

	Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009
Service cost	$76	$78	$16	$15
Interest cost	406	436	171	187
Expected return on plan assets	(502)	(533)	(81)	(80)
Amortization of prior service cost	18	18	17	17
Amortization of net loss (gain)	164	107	(9)	(6)

Net periodic benefit cost, excluding below	162	106	114	133
Multiemployer plans	42	38	-	-
Settlement, termination and curtailment benefits	3	75	-	13

Net periodic benefit cost	$207	$219	$114	$146

Nonretirement Postemployment Benefits

U. S. Steel recorded a credit of $8 million and net charges of $107 million in the three and nine months ended September 30, 2009, respectively, to recognize current and estimated future employee costs for supplemental unemployment benefits, salary continuance and continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. The accrual was recorded in accordance with the guidance in ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” which requires that costs associated with such ongoing benefit arrangements be recorded no later than the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable. U. S. Steel recorded immaterial charges in the three and nine months ended September 30, 2010 related to these benefits. Substantially all of the accrued benefits were paid and there was an immaterial accrual for these benefits as of September 30, 2010.

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

Employer Contributions

During the first nine months of 2010, U. S. Steel made a voluntary contribution of $140 million to its main defined benefit pension plan. U. S. Steel also made $62 million in required cash contributions to the main USSC pension plans, cash payments of $41 million to the Steelworkers Pension Trust and $17 million in cash payments to other defined benefit pension plans.

During the first nine months of 2010, cash payments of $241 million had been made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $8 million and $2 million for the three months ended September 30, 2010 and 2009, respectively. Company contributions to defined contribution plans totaled $14 million and $22 million for the nine months ended September 30, 2010 and 2009, respectively. Contributions for the nine months ended September 30, 2009 included $13 million of payments for VERP related benefits as discussed above.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 enacted in the first quarter of 2010 include multiple provisions impacting health care and insurance coverage in the U.S. The long-term impacts of this legislation on U. S. Steel are uncertain as we await further regulatory and rule setting guidance. The legislation eliminates the tax deductibility of Medicare Part D subsidies for retiree prescription drug coverage after 2012. U. S. Steel recorded a tax charge of $27 million in the first nine months of 2010 to adjust deferred tax assets in order to recognize the estimated future tax effects of the legislation on Medicare Part D subsidies (see note 11).

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

Other financial costs include financing costs as well as foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s subsidiaries. During the three months ended September 30, 2010 and 2009, net foreign currency gains of $135 million and $21 million, respectively, were recorded in other financial costs. During the nine months ended September 30, 2010 and 2009, net foreign currency losses of $19 million and gains of $19 million, respectively, were recorded in other financial costs. See note 14 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

10.	Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors under several stock–based employee compensation plans, which are more fully described in Note 14 of the United States Steel Corporation 2009 Annual Report on Form 10-K. At the Company’s annual meeting in April 2010, the stockholders approved an amendment to the 2005 Stock Incentive Plan (the Plan) to approve the issuance of an additional 8,700,000 shares of common stock under the Plan, to eliminate the automatic acceleration of vesting of awards in connection with a change in control without a subsequent termination and to make administrative changes. An aggregate of 15,450,000 shares of U. S. Steel common stock may be issued under the Plan, of which 10,090,547 shares are available as of September 30, 2010 for future grants. The Plan expires in 2020.

U. S. Steel recognized pre-tax stock-based compensation cost in the amount of $9 million and $12 million in the three months ended September 30, 2010 and 2009, respectively, and $20 million and $28 million in the first nine months of 2010 and 2009, respectively.

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

As of September 30, 2010, total future compensation cost related to nonvested stock–based compensation arrangements was $43 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.2 years.

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

Tax provision

For the nine months ended September 30, 2010, we recorded a tax provision of $56 million on our pretax loss of $177 million. In accordance with accounting guidance, the tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia, which are jurisdictions where we have recorded full valuation allowances on deferred tax assets. Included in the first nine months of 2010 tax provision is a net tax benefit of $36 million relating to adjustments to tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in the first quarter of 2010 (see note 7).

The tax provision for the first nine months of 2010 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2010 pretax results for U.S. and foreign income or loss vary from estimates applied at the end of the most recent interim period, the actual tax provision or benefit recognized in 2010 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2010.

Income tax receivable

During 2010, U. S. Steel received $208 million representing the majority of its expected federal income tax refund related to the carryback of our 2009 losses to prior years. The income tax receivable of $45 million at September 30, 2010 reflects the additional federal income tax refund that we expect to receive as a result of the carryback of our 2009 losses and credits to prior years.

Deferred taxes

As of September 30, 2010, the net domestic deferred tax asset was $639 million compared to $731 million at December 31, 2009. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid from the benefit trusts in the future. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

As of September 30, 2010, the net foreign deferred tax asset was $65 million, net of established valuation allowances of $742 million. At December 31, 2009, the net foreign deferred tax asset was $103 million, net of established valuation allowances of $575 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar, the euro, and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets due to the absence of positive evidence to support the realizability of the deferred tax assets. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $672 million for Canadian deferred tax assets and $58 million for Serbian deferred tax assets as of September 30, 2010, would be partially or fully reversed. Any reversals of these amounts would result in a decrease to tax expense.

Taxes on foreign income

The recently enacted Education Jobs and Medicaid Assistance Act includes changes to various international tax provisions of the U.S. tax law. We do not believe the changes will have a significant impact on our future profitability and cash flow.

Unrecognized tax benefits

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance found in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $108 million and $106 million as of September 30, 2010 and December 31, 2009, respectively. The change in unrecognized tax benefits reflects a net increase for tax positions taken for prior years’ returns, offset by decreases resulting from the conclusion of certain tax examinations. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $95 million and $77 million as of September 30, 2010 and December 31, 2009, respectively.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of September 30, 2010 and December 31, 2009, U. S. Steel had accrued liabilities of $5 million and $4 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have a liability recorded for income tax penalties.

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

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2010	2009	2010	2009
Net loss attributable to United States Steel Corporation shareholders	$(51)	$(303)	$(233)	$(1,134)
Plus income effect of assumed conversion-interest on convertible notes	-	-	-	-

Net loss after assumed conversion	$(51)	$(303)	$(233)	$(1,134)

Weighted-average shares outstanding (in thousands):
Basic	143,660	143,363	143,521	131,466
Effect of convertible notes	-	-	-	-
Effect of stock options, restricted stock units and performance awards	-	-	-	-

Adjusted weighted-average shares outstanding, diluted	143,660	143,363	143,521	131,466

Basic earnings per common share	$(0.35)	$(2.11)	$(1.62)	$(8.62)

Diluted earnings per common share	$(0.35)	$(2.11)	$(1.62)	$(8.62)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Securities granted under the 2005 Stock Incentive Plan	3,525	3,140	3,525	3,140
Securities convertible under the Senior Convertible Notes	27,059	27,059	27,059	27,059

Total	30,584	30,199	30,584	30,199

Dividends Paid Per Share

The dividend for each of the first three quarters of 2010 and for each of the second and third quarters of 2009 was five cents per common share. The dividend for the first quarter of 2009 was 30 cents per common share.

13.	Inventories

Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At September 30, 2010 and December 31, 2009, the LIFO method accounted for 43 percent and 49 percent of total inventory values, respectively.

(In millions)	September 30, 2010	December 31, 2009
Raw materials	$919	$492
Semi-finished products	897	741
Finished products	398	336
Supplies and sundry items	161	110

Total	$2,375	$1,679

Current acquisition costs were estimated to exceed the above inventory values by $1.0 billion and $1.1 billion at September 30, 2010 and December 31, 2009, respectively. Cost of sales was reduced by an immaterial amount and $33 million in the three months ended September 30, 2010 and 2009, respectively, as a result of liquidations of LIFO inventories. Cost of sales was reduced by an immaterial amount and $103 million in the first nine months of 2010 and 2009, respectively, as a result of liquidations of LIFO inventories.

Lower of cost or market charges were approximately $25 million and $140 million for the nine months ended September 30, 2010 and 2009, respectively.

Inventory includes $92 million and $101 million of land held for residential or commercial development as of September 30, 2010 and December 31, 2009, respectively.

From time to time, U. S. Steel enters into coke swap agreements with other steel manufacturers designed to reduce transportation costs. U. S. Steel shipped and received approximately 540,000 tons and 25,000 tons of coke under swap agreements during the first nine months of 2010 and 2009, respectively.

U. S. Steel also has entered into iron ore pellet swap agreements with an iron ore mining and processing company. Under these agreements, U. S. Steel shipped and received approximately 1,260,000 tons and 1,020,000 tons of iron ore pellets during the first nine months of 2010 and 2009, respectively.

The coke and iron ore pellet swaps are recorded at cost as nonmonetary transactions. There was no income statement impact related to these swaps in either 2010 or 2009.

14.	Derivative Instruments

U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars and euros. USSC’s revenues and costs are denominated in both Canadian and U.S. dollars. In addition, foreign cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can affect income when remeasured at the end of each quarter. A $1.6 billion U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary was the primary exposure at September 30, 2010.

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

As of September 30, 2010, U. S. Steel held euro forward sales contracts with a total notional value of approximately $390 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

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

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009:

(In millions)	Balance Sheet Location	Fair Value September 30, 2010	Fair Value December 31, 2009
Foreign exchange forward contracts	Accounts (payable) receivable	$(23)	$(2)

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended September 30, 2010	Nine Months ended September 30, 2010
Foreign exchange forward contracts	Other financial costs	$(40)	$(5)

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended September 30, 2009	Nine Months ended September 30, 2009
Foreign exchange forward contracts	Other financial costs	$(6)	$5
Forward physical purchase contracts	Cost of Sales	$14	$(32)

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

15.	Debt

(In millions)	Interest Rates %	Maturity	September 30, 2010	December 31, 2009
2037 Senior Notes	6.65	2037	$350	$350
2020 Senior Notes	7.375	2020	600	-
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	863
2013 Senior Notes	5.65	2013	300	300
Province Note (C$150 million)	1.00	2015	145	142
Environmental Revenue Bonds	4.75 - 6.88	2011 - 2030	458	458
Fairfield Caster Lease		2010 - 2012	20	29
Other capital leases and all other obligations		2010 - 2014	20	30
Amended Credit Agreement, $750 million	Variable	2012	-	-
USSK Revolver, €200 million	Variable	2013	-	288
USSK credit facilities, €70 million	Variable	2011 - 2012	-	-
USSS credit facilities, €20 and 1 billion Serbian Dinar	Variable	2011	-	-

Total Debt			3,706	3,410
Less Province Note fair value adjustment			36	40
Less unamortized discount			11	6
Less short-term debt and long-term debt due within one year			20	19

Long-term debt			$3,639	$3,345

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

The 2020 Senior Notes are senior and unsecured obligations that rank equally in right of payment with all of our other existing and future senior indebtedness. U. S. Steel will pay interest on the notes semi-annually in arrears on April 1st and October 1st of each year, commencing on October 1, 2010. If an event of default regarding the 2020 Senior Notes should occur and be continuing, either the trustee or the holders of not less than 25% in principal amount of the outstanding 2020 Senior Notes may declare the 2020 Senior Notes immediately due and payable. The 2020 Senior Notes were issued under U. S. Steel’s shelf registration statement and are not listed on any national securities exchange.

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

Obligations relating to Environmental Revenue Bonds

U. S. Steel is the ultimate obligor on $458 million of Environmental Revenue Bonds. During the nine months ended September 30, 2010, U. S. Steel refunded $89 million of Environmental Revenue Bonds with newly issued Environmental Revenue Bonds, which have an interest rate of 6.00 percent and a maturity date of 2026. At September 30, 2010, U. S. Steel is the direct underlying obligor on $260 million of these bonds. U. S. Steel is obligated on the remaining $198 million under an agreement that was entered into when it separated from Marathon Oil Corporation (Marathon) on December 31, 2001 (the Separation). The agreement provides that on or before the tenth anniversary of the Separation (December 31, 2011), U. S. Steel will provide for the discharge of Marathon from any remaining liability under any of these bond obligations.

Amended Credit Agreement

As of September 30, 2010, there were no amounts drawn on the $750 million Credit Agreement dated May 11, 2007 (Amended Credit Agreement) and inventory values supported the full $750 million of the facility. The Amended Credit Agreement contains a financial covenant requiring U. S. Steel to maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.10 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 15% of the total aggregate commitments and $112.5 million. Since availability was greater than $112.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. However, based on the most recent four quarters, as of September 30, 2010, we would not meet this covenant if we were to borrow more than $637.5 million. If the value of inventory decreases or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

For information concerning the Senior Notes, the Senior Convertible Notes and other listed obligations, please refer to note 16 of the audited financial statements in the 2009 Annual Report on Form 10-K.

Receivables Purchase Agreement

As of September 30, 2010, U. S. Steel has a Receivables Purchase Agreement (RPA) under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. USSR can then sell senior undivided interests in the receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability is recorded. On July 21, 2010, U. S. Steel and USSR entered into an amendment of the program documentation that increased the maximum amount of receivables eligible for sale to $525 million and extended the term until July 19, 2013.

On January 1, 2010, U. S. Steel adopted updates to ASC Topic 860 related to the accounting for transfers of financial assets (see note 2). At September 30, 2010 and December 31, 2009, there were no receivables transferred under this facility and eligible accounts receivable supported $525 million of availability under the RPA. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which has historically not been significant.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We incurred $1 million for the three months ended September 30, 2010 and 2009 and $4 million and $2 million for the nine months ended September 30, 2010 and 2009, respectively relating to fees on the RPA.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during the nine months ended September 30, 2010 and 2009, there were no collections reinvested.

The table below summarizes the trade receivables for USSR:

(In millions)	September 30, 2010	December 31, 2009
Balance of accounts receivable-net, purchased by USSR	$1,078	$792
Revolving interest sold to conduits	-	-

Accounts receivable-net, included in the accounts receivable balance on the balance sheet of U. S. Steel	$1,078	$792

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations and may also be terminated upon a change of control.

Change in control event

In the event of a change in control of U. S. Steel, debt obligations totaling $3,062 million at September 30, 2010, which includes the Senior Notes and Senior Convertible Notes, may be declared immediately due and payable. In addition, the Amended Credit Agreement may be terminated and any amount outstanding thereunder may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $37 million or provide a letter of credit to secure the remaining obligation.

Other obligations

In the event of a bankruptcy of Marathon, $250 million of obligations related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

U. S. Steel Košice (USSK) credit facilities

In March 2010, USSK repaid the outstanding borrowings under its €200 million credit facility dated July 2, 2008.

On August 6, 2010, USSK entered into a €200 million (approximately $273 million at September 30, 2010) three-year revolving unsecured credit facility to replace its three-year €200 million credit facility dated July 2, 2008. Interest on borrowings under the facility is based on a spread over LIBOR or other defined European bank rates, and the agreement contains customary terms and conditions. USSK is the sole obligor of this facility and is obligated to pay a commitment fee on undrawn amounts. At September 30, 2010, USSK had no borrowings under this facility.

At September 30, 2010, USSK had no borrowings against its €40 million, €20 million and €10 million credit facilities (which approximated $96 million) and the availability was approximately $89 million due to approximately $7 million of customs and other guarantees outstanding.

U. S. Steel Serbia (USSS) credit facilities

Effective September 1, 2010, USSS replaced its former bank facilities with new facilities. The new facilities which expire on August 31, 2011 consist of facilities for general corporate purposes of up to €20 million and facilities for overdrafts of up to 1 billion Serbian dinars (which together totaled approximately $40 million at September 30, 2010), subject in each case to a borrowing base calculation based upon the value of USSS’s inventory of finished and semi-finished inventory. At September 30, 2010, USSS had no borrowings under these facilities and its inventory values were sufficient to utilize the entire amount of the facilities.

16.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of asset retirement obligations:

(In millions)	September 30, 2010	December 31, 2009
Balance at beginning of year	45	48
Obligations settled	(6)	(7)
Foreign currency translation effects	(2)	1
Accretion expense	1	3

Balance at end of period	38	45

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

Gateway Energy & Coke Company, LLC

Gateway Energy & Coke Company, LLC (Gateway) is a wholly owned subsidiary of SunCoke Energy, Inc. in which U. S. Steel has no ownership interest. Gateway has constructed a heat recovery coke plant with an expected annual capacity of 651,000 tons of coke at U. S. Steel’s Granite City Works that began operations in the fourth quarter of 2009. U. S. Steel has a 15-year arrangement to purchase coke from Gateway under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of September 30, 2010, a maximum default payment of approximately $265 million would apply if U. S. Steel terminates the agreement.

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

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$46	$46	$26	$26

Financial liabilities:
Debt (b)	$4,161	$3,619	$4,004	$3,307
(a)	Excludes equity method investments.
(b)	Excludes capital lease obligations.

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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see note 22.

19.	Comprehensive Income (Loss)

The following table reflects the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Net loss	$(51)	$(307)	$(233)	$(1,138)
Changes in foreign currency translation adjustments, net of tax	87	148	(47)	280
Changes in employee benefit accounts, net of tax	29	28	128	68

Comprehensive income (loss)	$65	$(131)	$(152)	$(790)

20.	Statement of Changes in Stockholders’ Equity

The following table reflects the first nine months of 2010 and 2009 reconciliation of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

Nine Months Ended September 30, 2010	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,979		$4,209	$(2,728)	$151	$(608)	$3,652	$303
Comprehensive income:
Net loss	(233)	(233)	(233)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	128	128		128
Currency translation adjustment	(47)	(47)		(47)
Employee stock plans	17					24	(7)
Dividends paid on common stock	(22)		(22)
Adoption of ASC Topic 810	(301)							(301)
Cumulative effect of ASC Topic 810 adoption	(1)		(1)
Other	(1)							(1)

Balance at September 30, 2010	$4,519	$(152)	$3,953	$(2,647)	$151	$(584)	$3,645	$1

Nine Months Ended September 30, 2009	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$5,059		$5,666	$(3,269)	$124	$(612)	$2,986	$164
Comprehensive income:
Net loss	(1,138)	(1,138)	(1,134)					(4)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	68	68		68
Currency translation adjustment	280	280		276				4
Common stock issued	667				27		640
Employee stock plans	26					4	22
Dividends paid on common stock	(49)		(49)
Partner contributions	127							127
Other	(1)							(1)

Balance at September 30, 2009	$5,039	$(790)	$4,483	$(2,925)	$151	$(608)	$3,648	$290

21.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity and certain other investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $276 million and $246 million for the three months ended September 30, 2010 and 2009, respectively, and $955 million and $527 million for the nine months ended September 30, 2010 and 2009, respectively.

Purchases from related parties for outside processing services amounted to $25 million and $8 million for the three months ended September 30, 2010 and 2009, respectively, and $72 million and $79 million for the nine months ended September 30, 2010 and 2009, respectively. Purchases of iron ore pellets from related parties amounted to $37 million and $100 million for the three months ended September 30, 2010 and 2009, respectively and $100 million and $152 million for the nine months ended September 30, 2010 and 2009, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $38 million and $58 million at September 30, 2010 and December 31, 2009, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled less than $1 million and $3 million at September 30, 2010 and December 31, 2009, respectively.

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

Asbestos matters – As of September 30, 2010, U. S. Steel was a defendant in approximately 510 active cases involving approximately 3,070 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,600, or approximately 85 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the nine months ended September 30, 2010, U. S. Steel paid approximately $6 million in settlements. These settlements and other dispositions resolved approximately 170 claims. New case filings in the first nine months of 2010 added approximately 200 claims. At December 31, 2009, U. S. Steel was a defendant in approximately 440 active cases involving approximately 3,040 plaintiffs. During 2009, U. S. Steel paid approximately $7 million in settlements. These settlements and other dispositions resolved approximately 200 claims. New case filings in the year ended December 31, 2009 added approximately 190 claims. Most claims filed in 2010 and 2009 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

(In millions)	Nine Months Ended September 30, 2010
Beginning of period	$203
Accruals for environmental remediation deemed probable and reasonably estimable	3
Payments	(6)

End of period	$200

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	September 30, 2010	December 31, 2009
Accounts payable	$18	$17
Deferred credits and other noncurrent liabilities	182	186

Total	$200	$203

Expenses related to remediation are recorded in cost of sales and totaled $1 million and $1 million for the three months ended September 30, 2010 and 2009, respectively, and $3 million and $4 million for the nine months ended September 30, 2010 and 2009, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters and projects with ongoing study and scope development may exceed the accrued liabilities by as much as 15 to 30 percent.

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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of September 30, 2010, accrued liabilities for these projects totaled $3 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $45 million. Depending on agency negotiations and other factors, the scope of the UPI project may become defined in 2011.

Significant Projects with Defined Scope – As of September 30, 2010, a total of $46 million was accrued for projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River in northwest Indiana and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site.

Additional projects with defined scope include the Municipal Industrial & Disposal Company (MIDC) site in Elizabeth, Pennsylvania, the St. Louis Estuary and Upland Project in Duluth, Minnesota and a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of September 30, 2010, accrued liabilities for these three additional projects totaled $98 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are seven other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2010 was $16 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at September 30, 2010 was $10 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $21 million at September 30, 2010 and were based on known scopes of work.

Administrative and Legal Costs – As of September 30, 2010, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2010 and 2009, such capital expenditures totaled $113 million and $50 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

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

On May 13, 2010 the Environmental Protection Agency published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the Clean Air Act’s Prevention of Significant Deterioration (PSD) permitting process. Starting in 2011, new projects that increase GHG emissions by more than 75,000 tons per year will have new PSD requirements based on best available control technology (BACT), but only if the project also significantly increases emissions of at least one non-GHG pollutant. Only existing sources with Title V permits or new sources obtaining Title V permits for non-GHG pollutants will also be required to address GHG emissions. Starting July 1, 2011, new sources not already subject to

Title V requirements that emit over 100,000 tons per year, or modifications to existing permits that increase GHG emissions by more than 75,000 tons per year, will be subject to PSD and Title V requirements. The EPA is expected to issue guidance for GHG BACT requirements later this year. Additionally, the EPA is revising the National Ambient Air Quality Standards (NAAQS) for annual 2.5 micron particulate matter and the NAAQS for nitrogen oxide, sulfur dioxide, lead ozone, and carbon monoxide are at various stages of the EPA revision process.

It is impossible to estimate the timing or impact of these or other future government action on U. S. Steel, although it could be significant. Such impacts may include substantial capital expenditures, costs for emission allowances, restriction of production, and higher prices for coking coal and other carbon based energy sources.

In July 2008, following approval by the European Commission of Slovakia’s national allocation plan for the 2008 to 2012 trading period (NAP II), Slovakia granted USSK more CO2 emission allowances per year than USSK received for the 2005 to 2007 trading period. Based on actual CO2 emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized gains related to these transactions which are reflected in the net gain on disposal of assets line on the Consolidated Statement of Operations. U. S. Steel recognized gains related to these transactions of approximately $1 million during the three months ended September 30, 2010. U. S. Steel recognized gains related to these transactions of approximately $7 million and $34 million in the nine months ended September 30, 2010 and 2009, respectively.

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

Guarantees – The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $20 million at September 30, 2010. In the event that any default occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Contingencies related to the Separation from Marathon – In the event of a bankruptcy of Marathon, $250 million of obligations related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant as well as $20 million of U. S. Steel’s operating lease obligations may be declared immediately due and payable.

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

Randle Reef – The Canadian and Ontario governments have identified a sediment deposit in Hamilton Harbor near USSC’s Hamilton Works for remediation, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $102 million). The national and provincial governments have each allocated C$30 million (approximately $29 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $29 million). USSC has committed C$7 million (approximately $7 million) as its contribution. Funding sources for the balance of the estimated project cost remain to be identified and additional contributions may be sought.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $9 million at September 30, 2010). No liability has been recorded for these guarantees as management believes that either the potential recovery of value from the equipment when sold is greater than the residual value guarantee, or the potential loss is not probable and/or estimable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $163 million as of September 30, 2010, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $160 million at September 30, 2010, of which $41 million was classified as current, and $157 million at December 31, 2009, none of which was classified as current.

Commitments – At September 30, 2010, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $271 million.

Unconditional Purchase Obligations – U. S. Steel is obligated to make payments under unconditional purchase obligations, including take-or-pay contracts. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2010	2011	2012	2013	2014	Later Years	Total
$847	$1,791	$1,339	$1,164	$472	$4,313	$9,926

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, coking coal, coke, and other raw materials used in the ordinary course of U. S. Steel’s business with terms ranging from two to 16 years. Total payments under take-or-pay contracts were approximately $120 million and $100 million for the three months ended September 30, 2010 and 2009, respectively, and $380 million and $280 million for the nine months ended September 30, 2010 and 2009, respectively.

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

We have operated our North American and European steelmaking facilities at 77% of raw steel capability during the third quarter of 2010. We reported a third quarter 2010 net loss of $51 million, or $0.35 per diluted share, which included a $139 million, or $0.96 per diluted share net foreign currency gain primarily from the accounting remeasurement of a $1.6 billion U.S. dollar-denominated intercompany loan to a European subsidiary. This compared to a net loss of $25 million, or $0.17 per diluted share, in the second quarter of 2010 which included a $96 million, or $0.62 per diluted share loss primarily from the foreign currency effects of the intercompany loan remeasurement and a net loss of $303 million, or $2.11 per diluted share, in the third quarter of 2009 which included a $24 million, or $0.16 per diluted share gain primarily from the foreign currency effects of the intercompany loan remeasurement. We had an operating loss of $138 million and operating income of $3 million for the third quarter and first nine months of 2010, respectively, which is a significant improvement from the $412 million loss and $1.4 billion loss in the third quarter and first nine months of 2009, respectively.

Operating results for the third quarter of 2010 were lower than the second quarter of 2010 as all three of our segments had lower shipments and production as activity in most of our markets slowed. Results were also affected by higher facility repair and maintenance costs, most notably for inspection and repairs of critical structures at our Flat-rolled facilities, lower Flat-rolled average realized prices and higher raw materials costs in our Flat-rolled and European operations. Following a structural failure at our Gary Works facility in July, in consideration of our employees’ safety and commitments to our customers, we accelerated inspections under our existing inspection program to other critical structures across our North American facilities. We expedited repairs from previously completed and current inspection activities including repairs to the blast furnace raw material transportation system structures at Gary Works as well as similar structures at Great Lakes Works. Additionally, repairs related to numerous items across all of our major operating facilities occurred in the third quarter of 2010 that otherwise would have occurred over an extended period of time in the future.

CRITICAL ACCOUNTING ESTIMATES

The following critical accounting estimates should be read in conjunction with those included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have two reporting units that have a significant amount of goodwill. Our Flat-rolled reporting unit was allocated goodwill from the Stelco, Inc. (Stelco) and Lone Star Technologies, Inc. (Lone Star) acquisitions in 2007. These amounts reflect the benefits we expect the Flat-rolled reporting unit to realize from expanding our flexibility in meeting our customers’ needs and running our Flat-rolled facilities at higher operating rates to source our semi-finished product needs. Our Texas Operations reporting unit, which is part of our Tubular operating segment, was allocated goodwill from the Lone Star acquisition, reflecting the benefits we expect the reporting unit to realize from the expansion of our tubular operations.

U. S. Steel completed its annual goodwill impairment test during the third quarter of 2010 and determined that there was no goodwill impairment for either reporting unit. Fair value was determined in accordance with the guidance in Accounting Standards Codification (ASC) Topic 820 on fair value, which requires consideration of the income, market and cost approaches as applicable. For the 2010 annual goodwill impairment test, U. S. Steel used fair values estimated under the income approach and the market approach. U. S. Steel did not utilize the cost approach as relevant data was not available.

The income approach is based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using probability weighted scenarios of future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. A three percent perpetual growth rate was used to arrive at an estimated future terminal value. A discount rate of 10.5 percent was used for both reporting units which was based upon the cost of capital of other comparable steel companies, which we view as the most likely market participants, as of the date of our goodwill impairment test.

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

As of September 30, 2010, the Flat-rolled and Texas Operations reporting units have $895 million and $834 million of goodwill, respectively. After weighting the income and market approaches, the 2010 annual goodwill impairment test showed that the estimated fair values of our Flat-rolled and Texas Operations reporting units exceeded their carrying values by approximately $2 billion and $400 million, respectively. A 100 basis point increase in the discount rate, a critical assumption in which even a minor change can have a significant impact on the estimated fair value of the reporting unit, would decrease the fair value of the Flat-rolled and Texas Operations reporting units by approximately $1.5 billion and $260 million, respectively, but would still not result in a goodwill impairment charge.

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

RESULTS OF OPERATIONS

Net sales by segment for the third quarter and first nine months of 2010 and 2009 are set forth in the following table:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, excluding intersegment sales)	2010	2009	% Change	2010	2009	% Change
Flat-rolled Products (Flat-rolled)	$2,763	$1,745	58%	$8,181	$4,648	76%
U. S. Steel Europe (USSE)	1,034	822	26%	2,983	2,088	43%
Tubular Products (Tubular)	680	234	191%	1,804	906	99%

Total sales from reportable segments	4,477	2,801	60%	12,968	7,642	70%
Other Businesses	20	16	25%	106	52	104%

Net sales	$4,497	$2,817	60%	$13,074	$7,694	70%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended September 30, 2010 versus the quarter ended September 30, 2009 is set forth in the following table:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	30%	23%	2%	0%	3%	58%
USSE	3%	33%	0%	-12%	2%	26%
Tubular	153%	26%	6%	0%	6%	191%

(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $4,497 million in the third quarter of 2010, compared with $2,817 million in the same quarter last year. The increase in sales for the Flat-rolled segment primarily reflected increased shipments (up 1.1 million tons) and higher average realized prices (up $83 per ton). The increase in sales for the European segment was primarily due to higher average realized euro-based prices (up €149 per ton), a slight increase in shipments partially offset by unfavorable changes in foreign currency translation impacts. The increase in sales for the Tubular segment resulted primarily from higher shipments (up 0.3 million tons) and higher average realized prices (up $85 per ton).

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2010 versus the nine months ended September 30, 2009 is set forth in the following table:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	57%	14%	1%	1%	3%	76%
USSE	30%	21%	-5%	-5%	2%	43%
Tubular	155%	-60%	3%	0%	1%	99%

(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $13,074 million in the first nine months of 2010, compared with $7,694 million in the same period last year. The increase in sales for the Flat-rolled segment primarily reflected increased shipments (up 4.8 million tons) and higher average realized prices (up $22 per ton). The increase in sales for the European segment was primarily due to an increase in shipments (up 1.0 million tons) and higher average realized euro-based prices (up €55 per ton) partially offset by unfavorable changes in foreign currency translation impacts and a lower value-added product mix. The increase in sales for the Tubular segment resulted primarily from higher shipments (up 0.7 million tons) partially offset by lower average realized prices (down $399 per ton).

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $68 million in the third quarter of 2010, compared to $52 million in the third quarter of 2009. Defined benefit and multiemployer pension plan costs totaled $207 million in the first nine months of 2010, compared to $219 million in the first nine months of 2009. The decrease in the first nine month periods primarily reflects the absence of expenses incurred related to several 2009 voluntary early retirement programs (VERPs) partially offset by reduced expected returns on lower market related values of pension plan assets and higher amortization of unrecognized losses both of which related to pension plan asset losses experienced in 2008. Pension costs in the first nine months of 2009 included charges of $65 million, for the VERPs and a $10 million pension curtailment charge in connection with the sale of a majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E).

Costs related to defined contribution plans totaled $8 million and $14 million in the third quarter and first nine months of 2010, respectively, compared to $2 million and $22 million in the comparable periods in 2009. The first nine months of 2009 included $13 million for VERP related benefits under these plans.

Other benefits costs, including multiemployer plans, totaled $38 million and $114 million in the third quarter and first nine months of 2010, respectively, compared to $45 million and $146 million in the corresponding periods of 2009. The decrease in the nine month period was primarily due to favorable 2009 claims experience on our retiree medical plans which impacts 2010 expense and the absence of $13 million of termination charges related to the VERPs.

Nonretirement postemployment benefits

U. S. Steel recorded a credit of $8 million in the third quarter of 2009 and incurred costs of $107 million in the first nine months of 2009 to recognize current and estimated future layoff benefits for employees associated with the temporary idling of certain facilities and reduced production at others. U. S. Steel recorded immaterial charges in the three and nine months ended September 30, 2010 related to these benefits.

Income (loss) from operations by segment for the third quarter and first nine months of 2010 and 2009 is set forth in the following table:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
Flat-rolled	$(174)	$(370)	53%	$(156)	$(1,154)	86%
USSE	(25)	7	-457%	6	(205)	103%
Tubular	112	(21)	633%	253	18	1306%

Total (loss) income from reportable segments	(87)	(384)	77%	103	(1,341)	108%
Other Businesses	7	5	40%	45	(5)	1000%

Segment (loss) income from operations	(80)	(379)	79%	148	(1,346)	111%
Retiree benefit expenses	(43)	(33)		(130)	(99)
Other items not allocated to segments:
Litigation reserve	-	-		-	45
Federal excise tax refund	-	-		-	34
Net (loss) gain on sale of assets	(15)	-		(15)	97
Workforce reduction charges	-	-		-	(86)

Total (loss) income from operations	$(138)	$(412)	67%	$3	$(1,355)	100%

Segment results for Flat-rolled

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Loss from operations ($ millions)	$(174)	$(370)	53%	$(156)	$(1,154)	86%
Raw steel production (mnt)	4,694	3,548	32%	14,056	7,791	80%
Capability utilization	77%	58%	33%	77%	43%	79%
Steel shipments (mnt)	3,812	2,722	40%	11,445	6,660	72%
Average realized steel price per ton	$688	$605	14%	$682	$660	3%

The improvement in Flat-rolled results in the third quarter of 2010 compared to the same period in 2009 resulted mainly from significant increases in operating rates from 58% to 77% raw steel capability utilization, net favorable changes in commercial effects (approximately $330 million), reduced energy costs (approximately $55 million) and favorable changes from increased steel substrate sales to our Tubular segment (approximately $25 million). These improvements were partially offset by higher raw material costs (approximately $105 million), increased costs for facility repair and maintenance due to more extensive structural inspection and repair activities in the third quarter of 2010 (approximately $65 million) and increased lower of cost or market charges for inventory (approximately $35 million).

The significant improvement in Flat-rolled results in the first nine months of 2010 as compared to the same period in 2009 resulted mainly from net favorable changes in commercial effects (approximately $680 million), the impact of operating efficiencies due to increased capability utilization from 43% in 2009 to 77% in 2010 (approximately $335 million), reduced energy costs (approximately $190 million), the absence of layoff benefit and natural gas purchase contract mark-to-market charges recorded in the first nine months of 2009 as a result of plant idlings (approximately $115 million) and favorable changes from increased steel substrate sales to our Tubular segment (approximately $95 million). These improvements were partially offset by higher raw material costs (approximately

$315 million), increased costs for facility repair and maintenance due to more extensive structural inspection and repair activities in the first nine months of 2010 (approximately $85 million) and accruals for profit sharing (approximately $20 million).

Segment results for USSE

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
(Loss) income from operations ($ millions)	$(25)	$7	-457%	$6	$(205)	103%
Raw steel production (mnt)	1,441	1,528	-6%	4,665	3,586	30%
Capability utilization	77%	82%	-6%	84%	65%	29%
Steel shipments (mnt)	1,323	1,285	3%	4,231	3,217	32%
Average realized steel price per ton	$748	$615	22%	$680	$627	8%

The decrease in USSE results in the third quarter of 2010 compared to the same period in 2009 was primarily due to higher raw material costs (approximately $280 million), decreased operating efficiencies (approximately $35 million) and unfavorable changes in foreign currency translation effects (approximately $15 million) partially offset by net favorable changes in commercial effects (approximately $305 million).

The improvement in USSE results in the first nine months of 2010 compared to the same period in 2009 was primarily due to net favorable changes in commercial effects (approximately $585 million) and reduced energy costs (approximately $35 million). These were partially offset by higher raw material costs (approximately $360 million), reduced operating efficiencies (approximately $40 million) and unfavorable changes in foreign currency translation effects (approximately $5 million).

Segment results for Tubular

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Income (loss) from operations ($ millions)	$112	$(21)	633%	$253	$18	1306%
Steel shipments (mnt)	422	151	179%	1,165	450	159%
Average realized steel price per ton	$1,559	$1,474	6%	$1,490	$1,889	-21%

The significant increase in Tubular results in the third quarter of 2010 as compared to the same period in 2009 resulted mainly from net favorable changes in commercial effects (approximately $155 million) and decreased spending and increased operating efficiencies (approximately $25 million). These improvements were partially offset by increased costs for steel substrate (approximately $45 million).

The significant increase in Tubular results in the first nine months of 2010 as compared to the same period in 2009 resulted mainly from net favorable changes in commercial effects (approximately $145 million), decreased spending and increased operating efficiencies (approximately $95 million), the absence of layoff benefit charges recorded in the second quarter of 2009 (approximately $25 million) and reduced energy costs (approximately $15 million). These improvements were partially offset by increased costs for steel substrate (approximately $45 million).

Results for Other Businesses

Other Businesses generated income of $7 million in the third quarter of 2010, compared to income of $5 million in the third quarter of 2009. Other Businesses generated income of $45 million in the first nine months of 2010, compared to a loss of $5 million in the first nine months of 2009. The increase in the first nine months of 2010 is primarily due to a sale of land for $18 million by our real estate operations in the second quarter of 2010 and increased results at our transportation businesses in line with the general economic recovery.

Items not allocated to segments

We recorded a $15 million pretax net loss on the sale of assets in the third quarter of 2010 as a result of the sale of a majority of the operating assets of Fintube Technologies, a non-core business.

The increase in retiree benefit expenses in the third quarter and first nine months of 2010 as compared to the same periods of 2009 resulted from reduced expected returns on lower market related values of pension plan assets and higher amortization of unrecognized losses both of which related to pension plan asset losses experienced in 2008.

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

We recorded a $97 million pretax net gain on sale of assets in the first nine months of 2009 as a result of the sale of a majority of the operating assets of EJ&E. The net gain included a pension curtailment charge of approximately $10 million.

Workforce reduction charges of $86 million in the first nine months of 2009 reflected employee severance and net benefit charges related to a VERP accepted by approximately 500 non-represented employees in the United States.

Net interest and other financial costs

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
Interest and other financial costs	$58	$48	21%	$166	$129	29%
Interest income	(1)	(2)	-50%	(5)	(5)	0%
Foreign currency (gains) losses	(135)	(21)		19	(19)

Total	$(78)	$25	-412%	$180	$105	71%

The favorable change in net interest and other financial (income) costs in the third quarter of 2010 compared to the same period last year was mainly due to increased foreign currency gains, most of which relates to accounting remeasurement effects on a U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary that had an outstanding balance of $1.6 billion at September 30, 2010 partially offset by euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exchange rate exposure. The unfavorable change in net interest and other financial costs in the first nine months of 2010 compared to the same period of 2009 was due to foreign currency losses in the first nine months of 2010 compared to foreign currency gains in the same period of 2009 which primarily resulted from the accounting remeasurement effects of the Intercompany Loan partially offset by euro-U.S. dollar derivatives activity. Additionally, interest expense increased in the first nine months of 2010 due to the issuance of $600 million of Senior Notes in the first quarter of 2010 and the issuance of $863 million 4.00% Senior Convertible Notes in May of 2009 partially offset by reduced interest expense on the USSK revolving credit facility due to repayments in 2010. For additional information on U. S. Steel’s foreign currency exchange activity, see note 14 to the Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

The income tax benefit was $9 million in the third quarter of 2010, which included a $29 million favorable catch-up adjustment as a result of a decrease in the estimated annual effective tax rate, compared to $130 million in the same period of 2009, which included a $23 million favorable catch-up adjustment. The income tax provision was $56 million in the first nine months of 2010 compared to an income tax benefit of $322 million in the same period of 2009. In accordance with accounting guidance, the tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia, which are jurisdictions where we have recorded a full valuation allowance on deferred tax assets. Included in the first nine months of 2010 tax provision is a net tax benefit of $36 million resulting from the conclusion of certain tax return examinations and the remeasurement of existing tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in the first quarter. The first nine months of 2009 tax benefit included $35 million of tax expense related to the net gain on the sale of EJ&E.

The tax provision for the first nine months of 2010 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2010 pretax results for U.S. and foreign income or loss vary from estimates applied at the end of the most recent interim period, the actual tax provision or benefit recognized in 2010 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2010.

As of September 30, 2010, the net domestic deferred tax asset was $639 million compared to $731 million at December 31, 2009. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the deferred tax assets will be realized.

As of September 30, 2010, the net foreign deferred tax asset was $65 million, net of an established valuation allowance of $742 million. As of December 31, 2009, the net foreign deferred tax asset was $103 million, net of an established valuation allowance of $575 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar, the euro and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets due to the absence of positive evidence to support the realizability of the deferred tax assets. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $672 million for Canadian deferred tax assets and $58 million for Serbian deferred tax assets as of September 30, 2010, would be partially or fully reversed. Any reversals of these amounts would result in a decrease to tax expense.

For further information on income taxes see note 11 to the Financial Statements.

The net loss attributable to United States Steel Corporation was $51 million and $233 million in the third quarter and first nine months of 2010, respectively, compared to $303 million and $1,134 million in the third quarter and first nine months of 2009, respectively. The improvement in both periods primarily reflects the factors discussed above.

BALANCE SHEET

Receivables increased by $755 million from year-end 2009 as third quarter 2010 shipment volumes and average realized prices increased compared to the fourth quarter of 2009.

Inventories increased by $696 million from December 31, 2009 as a result of increased operating levels and higher raw materials costs in the first nine months of 2010.

Income tax receivable decreased by $169 million from year-end 2009 primarily due to a $208 million federal income tax refund received in the first nine months of 2010 as a result of carrying back our 2009 losses to prior years partially offset by an additional refund that we expect to receive as a result of the carryback of our 2009 losses and credits to prior years.

Accounts payable increased by $595 million from year-end 2009 primarily due to increased production levels compared to the fourth quarter of 2009.

Payroll and benefits payable decreased by $123 million from year-end 2009 primarily due to U. S. Steel’s $140 million voluntary pension contribution to our main defined benefit pension plan.

CASH FLOW

Net cash used in operating activities was $478 million for the first nine months of 2010, compared to net cash provided by operating activities of $118 million in the same period last year, reflecting changes in working capital for the respective periods as we significantly reduced working capital in the first nine months of 2009 in line with business conditions at the time. In 2010, working capital increased in line with business conditions and was partially offset by improved operating results in the first nine months of 2010. Additionally, we received a $208 million U.S. federal tax refund in 2010 as discussed above.

Capital expenditures in the first nine months of 2010 were $426 million, compared with $323 million in the same period in 2009. Flat-rolled expenditures were $305 million and included spending for development of an enterprise resource planning (ERP) system, the construction of carbon alloy facilities at Gary Works, blast furnace infrastructure projects, large mobile equipment purchases for iron ore operations and various other infrastructure, environmental and strategic projects. USSE expenditures of $93 million were mainly for environmental projects.

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

U. S. Steel’s contractual commitments to acquire property, plant and equipment at September 30, 2010, totaled $271 million.

Capital expenditures for 2010 are now expected to total approximately $700 million primarily due to the acceleration of our strategic coke projects. In support of our long-term coke and coke substitute requirements, we have restarted engineering and construction of a technologically and environmentally advanced battery, at the Clairton Plant of Mon Valley Works in Pennsylvania; received necessary air permits for up to 1 million tons per year of carbon alloy facilities and started construction on the first two modules totaling 500,000 tons per year of capacity, which utilize an environmentally friendly, energy efficient and flexible production technology, at Gary Works in Indiana; and applied for permits and started engineering on blast furnace coal injection facilities in Serbia. We are also pursuing a number of other projects of long-term strategic importance. In order to more efficiently serve our tubular product customers’ increased focus on North American shale resources, we have received the appropriate permits and started engineering work and construction on new heat treat and finishing facilities at our Lorain Tubular Operations in Ohio. To allow us to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., is applying for permits and has begun engineering work on a new automotive continuous annealing line. We are also considering the construction of facilities to produce pig iron or iron substitute products. Although some spending for the above mentioned projects has occurred and will continue to occur in the remainder of 2010, the majority will occur over a number of years, subject to business conditions and levels of cash flow from operations.

The preceding statement concerning expected capital expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things), full project authorization, levels of cash flow from operations, general economic conditions, business conditions, finalization of engineering work and project cost estimates, availability of capital, ability to secure long-term funding, whether or not assets are purchased or financed, receipt of necessary permits and unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

Disposal of assets in the first nine months of 2010 primarily reflects cash proceeds of approximately $60 million from the sale of U. S. Steel’s 44.6 percent interest in the Wabush Mines Joint Venture and approximately $22 million from the sale of a majority of the operating assets of Fintube. Disposal of assets in the first nine months of 2009 reflected cash proceeds of approximately $300 million from the sale of a majority of the operating assets of EJ&E and $34 million from the sale of emissions allowances at USSK.

Repayment of borrowings under revolving credit facilities in the first nine months of 2010 reflects USSK’s repayment of the outstanding borrowings under its €200 million revolving unsecured credit facility.

Issuance of long-term debt, net of financing costs in the first nine months of 2010 reflects the issuance of $600 million of 7.375% Senior Notes due 2020. U. S. Steel received net proceeds of $582 million after related discounts and other fees. Also in the first nine months of 2010, we issued $89 million of Environmental Revenue Bonds (ERBs), maturing in 2026. Issuance of long-term debt, net of financing costs in the first nine months of 2009 mainly reflected the issuance of $863 million of 4.0% Senior Convertible Notes due 2014. U. S. Steel received net proceeds of $836 million after related discounts and other fees.

Repayment of long-term debt in the first nine months of 2010 primarily reflects the refunding of $89 million of ERBs. Repayment of long-term debt in the first nine months of 2009 primarily reflected the repayment of $655 million outstanding under our three-year term loan due October 2010 and five-year term loan due May 2012.

Common stock issued in the first nine months of 2009 resulted from our public offering of 27 million common shares.

Dividends paid in the first nine months of 2010 were $22 million, compared with $49 million in the same period in 2009. Payments in the first nine months of 2010 reflected a quarterly dividend of five cents per common share. Payments in the first quarter of 2009 reflected a dividend of 30 cents per common share and payments in the second and third quarters of 2009 reflected a dividend of five cents per common share.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes U. S. Steel’s liquidity as of September 30, 2010:

(Dollars in millions)

Cash and cash equivalents	$643
Amount available under $750 Million Credit Facility (a)	638
Amount available under Receivables Purchase Agreement	525
Amounts available under USSK credit facilities	362
Amounts available under USSS credit facilities	40

Total estimated liquidity	$2,208

(a)

As of September 30, 2010, there were no amounts drawn on the Amended Credit Agreement and inventory levels supported the full $750 million capacity of the facility. Since availability under the Amended Credit Agreement was greater than $112.5 million, compliance with the fixed charge coverage ratio was not applicable. However, based on the most recent four quarters, as of September 30, 2010, we would not meet the fixed charge coverage ratio. Therefore, we reduced the availability in the above table to $637.5 million.

On March 16, 2010, U. S. Steel issued $600 million of 7.375% Senior Notes due 2020 (2020 Senior Notes). U. S. Steel received net proceeds of $582 million which will be used for general corporate purposes. The 2020 Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasbacks and requiring the purchase of the 2020 Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. As of September 30, 2010, the principal amount outstanding under the 2020 Senior Notes was $600 million, less unamortized discounts.

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

As of September 30, 2010, U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by

U. S. Steel. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables, LLC (USSR), a consolidated wholly owned special purpose entity. If U. S. Steel decides to access this facility, USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables and if any of them are unable to fund such purchases, two banks are committed to do so. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded. On July 21, 2010, U. S. Steel and USSR entered into an amendment of the program documentation that increased the maximum amount of receivables eligible for sale to $525 million and extended the term until July 19, 2013.

The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. As of September 30, 2010, there were no receivable transfers under this facility and eligible accounts receivable supported $525 million of availability under the RPA.

At September 30, 2010, USSK had no borrowings against its €40 million, €20 million and €10 million unsecured credit facilities (which approximated $96 million) but had $7 million of customs and other guarantees outstanding, reducing availability under these facilities to $89 million.

On August 6, 2010, USSK entered into a €200 million (approximately $273 million at September 30, 2010) three-year revolving unsecured credit facility to replace its three-year €200 million credit facility dated July 2, 2008. Interest on borrowings under the facility is based on a spread over LIBOR or other defined European bank rates, and the agreement contains customary terms and conditions. USSK is the sole obligor of this facility and is obligated to pay a commitment fee on undrawn amounts. At September 30, 2010, USSK had no borrowings under this facility.

USSK is the sole obligor on these facilities and they bear interest at the applicable inter-bank offer rate plus a margin and contain other customary terms and conditions. The €10 million facility expires January 2011, the €200 million facility expires August 2013, the €40 million facility expires October 2012 and the €20 million facility expires December 2012.

Effective September 1, 2010, USSS replaced its former bank facilities with new facilities. The new facilities which expire on August 31, 2011 consist of facilities for general corporate purposes of up to €20 million and facilities for overdrafts of up to 1 billion Serbian dinars (which together totaled approximately $40 million at September 30, 2010), subject in each case to a borrowing base calculation based upon the value of USSS’s inventory of finished and semi-finished inventory. At September 30, 2010, USSS had no borrowings under these facilities and its inventory values were sufficient to utilize the entire amount of the facilities.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $141 million of liquidity sources for financial assurance purposes as of September 30, 2010.

In the event of a bankruptcy of Marathon Oil Corporation, obligations of $250 million relating to Environmental Revenue Bonds and two capital leases, as well as $20 million relating to an operating lease, may be declared immediately due and payable.

The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $20 million at September 30, 2010. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

Our major cash requirements in 2010 are expected to be for capital expenditures, employee benefits and working capital requirements. We finished the third quarter of 2010 with $643 million of available cash and $2.2 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. As business conditions have started to recover, our working capital requirements have increased and any future increases may require us to draw upon our credit facilities. U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, payments of retiree benefits and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources.

Our opinion regarding liquidity is a forward-looking statement based upon currently available information. To the extent that operating cash flow is materially lower than recent levels or external financing sources are not available on terms competitive with those currently available, future liquidity may be adversely affected.

Debt and Senior Convertible Notes Ratings

The following table shows our ratings as of September 30, 2010:

Ratings Agency	September 30, 2010
Standard & Poor's Ratings Services	BB
Moody's Investors Service	Ba2
Fitch Ratings	BB+

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new material off-balance sheet arrangements during the first nine months of 2010.

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

The EPA has classified CO2 as a harmful gas. Under this premise, it has implemented a new greenhouse gas emission inventory and reporting requirement for all facilities emitting 25,000 metric tons or more per year of CO2e greenhouse gases. The regulation requires facilities to collect information on CO2e and report emissions to the EPA by March 31, 2011, covering the 2010 calendar year. Most domestic U. S. Steel facilities are required to comply with the new reporting requirements. Since it was first proposed by the EPA, U. S. Steel has implemented monitoring plans for meeting this requirement.

On May 13, 2010 the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating greenhouse gas emissions from facilities through the Clean Air Act’s Prevention of Significant Deterioration (PSD) permitting process. Starting in 2011, new projects that increase greenhouse gas emissions by more than 75,000 tons per year, will have new PSD requirements based on best available control technology (BACT), but only if the project also significantly increases emissions of at least one non-greenhouse gas pollutant. Only existing sources with Title V permits, or new sources obtaining Title V permits for non-greenhouse gas pollutants will also be required to address greenhouse gas emissions. Starting July 1, 2011 new sources not already subject to Title V requirements that emit over 100,000 tons per year of greenhouse gas emissions, or modifications to existing permits that increase greenhouse gas emissions by more than 75,000 tons per year, will be subject to PSD and Title V requirements. The EPA is expected to release BACT requirements for greenhouse gas emissions later this year. U. S. Steel is currently evaluating the cost of compliance with these regulations.

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

In July 2008, following approval by the EC of Slovakia’s national allocation plan for the second trading period covering 2008 through 2012 (Phase II), Slovakia granted USSK more CO2 allowances per year than USSK received each year in the 2005 to 2007 trading period. Based on actual carbon emissions to date, we believe that USSK will have sufficient allowances for the Phase II period without purchasing additional allowances. During the first nine months of 2010, USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized approximately $7 million of gains related to these transactions. In June 2009, a revision of the EU Directive establishing emission trading scheme was published that foresees a fundamental change for the third trading period covering 2013 through 2020 (Phase III). From the available published information it appears that the new regime would be more stringent and cost intensive. It is currently expected that the final set of rules will be adopted by the end of 2010.

On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution (the Plan). The Plan would set mandatory reduction targets on all major greenhouse gas producing industries to achieve an absolute reduction of 150 megatonnes in greenhouse gas emissions from 2006 levels by 2020. On March 10, 2008, Canada’s federal government published details of its Regulatory Framework for Industrial Greenhouse Gas Emissions (the Framework). The Plan and the Framework provide that facilities existing in 2004 will be required to cut their greenhouse gas emissions intensity by 18 percent below their 2006 baseline by 2010, with a further two percent reduction in each following year. The Framework provided that newer and future facilities would be subject to phased in two percent annual emissions intensity reduction obligations and clean fuel standards. Companies will be able to choose the most cost-effective way to meet their targets from a range of options which include carbon trading, offsets and credit for early action (between 1992 and 2006). The Framework effectively exempts fixed process emissions of CO2, which could exclude certain iron and steel producing CO2 emissions from mandatory reductions. More recently, the federal government has indicated that while it remains committed to reducing Canada’s total greenhouse gas emissions by 17 percent from 2005 levels by 2020, this target is subject to adjustment to remain consistent with the U. S. At this point, it is unclear when Canadian federal regulations on greenhouse gas emissions will be developed and whether they will reflect aspects of the approach set out in the Plan and the Framework. The federal government has indicated that it is working in collaboration with the provinces towards the development of a cap-and-trade system that will ultimately be aligned with the emerging cap-and-trade program in the United States. On June 12, 2009, Canada’s federal government released for comment two draft guides related to the establishment of an Offset System in Canada. These draft documents propose rules and provide guidance on the requirements and processes to create offset credits and the requirements and processes to verify the eligible greenhouse gas reductions achieved from an offset project. Canada’s federal government has stated that, once in place, the Offset System will compliment the proposed cap-and-trade system and help in generating greenhouse gas emissions reductions across the country.

In December 2007, the Ontario government announced its own Action Plan on Climate Change (the Ontario Action Plan). The Ontario Action Plan targets reductions in Ontario greenhouse gas emissions of six percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050. In December 2008, Ontario launched a consultation process towards the development of a cap-and-trade system and in May 2009, the Ontario government released a discussion paper regarding cap-and-trade. The Ontario government has amended the Environmental Protection Act in order to provide the regulatory authority to set-up a greenhouse gas cap-and-trade system; however, such a system has not yet been developed. The Ontario government also passed a Greenhouse Gas Emissions Reporting Regulation (the Regulation) on December 1, 2009. The Regulation is intended to provide the foundation for Ontario to implement a cap-and-trade program for greenhouse gases. The Regulation requires facilities that emit more than 25,000 tons of CO2e or more per year to annually report their emissions, starting with 2010 emissions. The Ontario government has indicated that it plans to develop a cap-and-trade system that aligns with other systems being developed in North America, including in the United States.

Environmental Remediation

In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 22 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of September 30, 2010. In addition, there are 9 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 45 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See note 22 to the Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the third quarter of 2010, there was no change to our accruals for environmental matters for U.S. and international facilities. The total accrual for such liabilities at September 30, 2010 was $200 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in note 16 to the Financial Statements.

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

MINE SAFETY

Our Minntac and Keetac iron ore pellet operations are subject to the reporting requirements in Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) that was enacted in July of 2010. Under the Act, we are required to disclose certain information about our mining operations, such as the number of certain types of violations and orders issued under the Federal Mine Safety and Health Act of 1977 by the Federal Mine Safety and Health Administration. Neither of our iron ore operations received notification regarding any reportable information during the quarter ended September 30, 2010.

OUTLOOK

Our current order entry rates reflect the uncertain economic situation in North America and Europe, with spot customers reducing inventory levels in light of short lead times, while our contractual customers’ order rates are consistent with traditional downtime taken late in the fourth quarter.

Fourth quarter results for Flat-rolled are expected to be in line with the third quarter as reduced spending for facility repair and maintenance, including structural inspections and repairs, and the absence of operating inefficiencies at Gary Works due to the structural failure will be offset by decreased average realized prices and lower shipments and production volumes. We expect to continue to incur costs for structural repairs, but anticipate they will be lower than the third quarter by approximately $40 million, as much of the significant repair work was completed in the third quarter. The expected decrease in average realized prices is a result of lower spot market and index-based contract prices. We expect a decrease in shipments as a result of normal seasonal patterns and will adjust our blast furnace configuration to coincide with order rates. We expect to operate at an overall lower raw steel capability utilization rate than in the third quarter as our Hamilton Works blast furnace was idled in October in response to reduced order rates in Canada and the United States and we have completed some scheduled maintenance work in October. While the labor agreement covering our Hamilton Works operations has expired and we have not reached a successor agreement, we continue to operate the coke battery, cold mill and one galvanizing line at Hamilton Works.

We expect fourth quarter results for USSE to be comparable to the third quarter as lower raw materials costs and reduced spending on facility repair and maintenance are offset by lower shipments. While we expect lower euro-based transaction prices in the fourth quarter, the overall euro-based average price is expected to be higher as a result of a higher mix of value-added contract shipments. We expect raw steel capability utilization rates to be lower than the third quarter as we idled a blast furnace at U. S. Steel Serbia in response to reduced order rates. The blast furnace configuration in USSE will continue to be adjusted to coincide with our customers’ order rates.

We expect our Tubular segment to remain profitable in the fourth quarter, but expect lower results as compared to the third quarter. Customer inventory levels are at the high end of the normal range. Our program customers and distributors are actively controlling their inventory levels going into year end. In addition, imports, particularly from South Korea, have increased. As a result, we expect lower shipments and average realized prices, partially offset by lower costs for steel substrate.

INTERNATIONAL TRADE

U. S. Steel, V&M Star LP, TMK IPSCO and the United Steelworkers are parties to anti-dumping and countervailing duty petitions filed on September 16, 2009 regarding certain seamless carbon and alloy steel standard, line and pressure pipe from China. Final decisions in our favor were issued by the U.S. Department of Commerce (DOC) on September 13, 2009 and the U.S. International Trade Commission (ITC) on October 15, 2010. As a result of these actions, countervailing duties ranging from 13.66% to 56.67% and anti-dumping duties ranging from 48.99% to 98.74% have been ordered against the import of these products.

In March 2010, the DOC and ITC initiated five-year (sunset) reviews of antidumping orders against hot-rolled carbon steel flat products from Brazil and Japan, a countervailing duty order against hot-rolled carbon steel flat products from Brazil, and a suspension agreement concerning hot-rolled carbon steel flat products from Russia. In expedited reviews of the Brazilian, Japanese and Russian cases, the DOC issued preliminary determinations, on July 30, 2010, that revocation of the orders and agreement would likely lead to continued or resumed dumping at rates of 17.70% to 184.56%. In a full review of the Brazilian countervailing duty order, the DOC, issued a preliminary finding of a resumed subsidy, but at a rate of zero percent. A final determination is expected November 29, 2010. The ITC’s injury investigation will be concluded with a decision in May 2011.

On October 12, 2010, the Canadian International Trade Tribunal (CITT) issued a Notice of Expiry of the Canadian antidumping orders against hot-rolled carbon and alloy steel sheet and strip from Brazil, China, Taiwan, India, South Africa and Ukraine. The CITT will issue its decision on December 1, 2010 of whether to initiate an expiry review. If the CITT determines that a review is not warranted, the orders will expire on their normal expiry date of August 15, 2011. If a review is ordered, the results of that review will determine whether to extend the orders for an additional five years beyond August 15, 2011.

ACCOUNTING STANDARDS

See note 2 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the first quarter of 2010, the outstanding balance of a U.S. dollar-denominated intercompany loan (Intercompany Loan) from a U.S. subsidiary to a European subsidiary was increased in connection with the repayment of outstanding borrowings under USSK’s €200 million unsecured credit facility. Volatility in the foreign currency markets could have significant implications for U. S. Steel as a result of foreign currency accounting remeasurement effects, primarily on the Intercompany Loan. As of September 30, 2010, the outstanding balance on the Intercompany Loan was $1.6 billion. A one percent change in the September 30, 2010 exchange rate of US$1.36 for each €1.00 would result in an approximately $16 million impact to the income statement due to remeasurement effects of the Intercompany Loan. We also utilize euro-U.S. dollar derivatives to mitigate our currency exposure at USSE. For additional information on U. S. Steel’s foreign currency exchange activity, see note 14 to the financial statements.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2010. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010	2009
(LOSS) INCOME FROM OPERATIONS
Flat-rolled	$(174)	$(370)	$(156)	$(1,154)
U. S. Steel Europe	(25)	7	6	(205)
Tubular	112	(21)	253	18
Other Businesses	7	5	45	(5)

Segment (Loss) Income from Operations	(80)	(379)	148	(1,346)
Retiree benefit expenses	(43)	(33)	(130)	(99)
Other items not allocated to segments:
Litigation reserve	-	-	-	45
Federal excise tax refund	-	-	-	34
Net (loss) gain on sale of assets	(15)	-	(15)	97
Workforce reduction charges	-	-	-	(86)

Total (Loss) Income from Operations	$(138)	$(412)	$3	$(1,355)
CAPITAL EXPENDITURES
Flat-rolled	$151	$68	$305	$231
U. S. Steel Europe	21	46	93	74
Tubular	10	3	23	9
Other Businesses	2	-	5	9

Total	$184	$117	$426	$323
OPERATING STATISTICS
Average realized price: ($/net ton) (a)
Flat-rolled	$688	$605	$682	$660
U. S. Steel Europe	748	615	680	627
Tubular	1,559	1,474	1,490	1,889
Steel Shipments: (a)(b)
Flat-rolled	3,812	2,722	11,445	6,660
U. S. Steel Europe	1,323	1,285	4,231	3,217
Tubular	422	151	1,165	450

Total Steel Shipments	5,557	4,158	16,841	10,327
Raw Steel-Production: (b)
Flat-rolled	4,694	3,548	14,056	7,791
U. S. Steel Europe	1,441	1,528	4,665	3,586
Raw Steel-Capability Utilization: (c)
Flat-rolled	77%	58%	77%	43%
U. S. Steel Europe	77%	82%	84%	65%

(a)	Excludes intersegment transfers.
(b)	Thousands of net tons.
(c)	Based on annual raw steel production capability of 24.3 million net tons for Flat-rolled and 7.4 million net tons for U. S. Steel Europe.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

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

ENVIRONMENTAL PROCEEDINGS

Gary Works

On January 26, 1998, pursuant to an action filed by the U.S. Environmental Protection Agency (EPA) in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. On March 4, 2010, EPA provided written confirmation that the project objectives of the sediment remediation project have been satisfied and, as such, the consent decree shall terminate upon motion by U. S. Steel. As of September 30, 2010, project costs have amounted to $60.2 million. The Corrective Action Management Unit (CAMU) which received dredged materials from the Grand Calumet River, is expected to be used, following EPA approval, for containment of approved material from other corrective measures conducted at Gary Works pursuant to an Administrative Order on Consent (1998) for corrective action. CAMU maintenance, including the costs necessary to manage the leachate, are anticipated to be an additional $622,000 through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel, following the Court’s termination of the Clean Water Act consent decree, will pay the public trustees $1.0 million for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $779,000. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $2 million at September 30, 2010.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a closure plan to the Indiana Department of Environmental Management (IDEM) for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a Solid Waste Management Unit (SWMU) under corrective action. In addition, U. S. Steel has submitted a revised closure plan for T2 and separate closure plans for D5 and the TTP Area. IDEM approved the closure plans for D5, TTP Area and T2 on October 15, 2009, June 23, 2010 and December 1, 2009, respectively. Implementation of the D5 and TTP Area plans began during the third quarter of 2010 and is scheduled to be completed by December 31, 2011. Implementation of the T2 plan is expected to begin in the fourth quarter of 2010. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring prior to closure is $3 million for D5 and TTP, $4 million for T2 and $11 million for D2 including a portion of the Refuse Area, as of September 30, 2010.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Through September 30, 2010, U. S. Steel had spent $29.0 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions. U. S. Steel received approval on a proposal to the EPA for a facility wide perimeter groundwater monitoring program and has submitted a sampling and analysis plan (SAP) for several SWMUs in the Solid Waste Management Areas east of the Vessel Slip Turning Basin and has also submitted a second SAP for a portion of the sediments behind the East Breakwall. Implementation of the program began during the third quarter of 2010. U. S. Steel will develop a proposal for a corrective measure to address impacted sediments in the West Grand Calumet Lagoon. For groundwater remediation, U. S. Steel has begun operation of a full scale groundwater treatment system approved by EPA as a Self-Implementing Stabilization Measure to address benzene impacted groundwater east of the vessel slip, and continues to operate a seasonal groundwater treatment system near the coke plant. The accrued liability for the proposed corrective action study related items, the West Grand Calumet Lagoon and groundwater remediation is approximately $16 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement corrective measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the corrective measures for soil contamination to be approximately $3 million. Closure costs for the CAMU are estimated to be an additional $6 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for all of the above projects was approximately $25 million as of September 30, 2010, based on the estimated remaining costs.

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

Mon Valley Works

On March 17, 2008, U. S. Steel entered a Consent Order and Agreement (COA) with the Allegheny County Health Department (ACHD) to resolve alleged opacity limitation and pushing and traveling violations from older coke oven batteries at its Clairton Plant and to resolve alleged opacity violations from its Edgar Thomson Plant. The COA required U. S. Steel to pay a civil penalty of $301,800 to resolve past alleged violations addressed by the COA. U. S. Steel paid the civil penalty on March 25, 2008. The COA requires U. S. Steel to conduct interim repairs on existing batteries and make improvements at the Ladle Metallurgical Facility and Steelmaking Shop at the Edgar Thomson Plant. The COA also requires that Batteries 7, 8 and 9 be shutdown by January 24, 2013 and Batteries 1, 2 and 3 be shutdown by August 11, 2015. On August 17, 2010, U. S. Steel entered into a Memorandum of Understanding (MOU) with ACHD that would require U. S. Steel to install two new Low Emissions Quench Towers to replace existing towers and to bring Batters 1, 2 and 3 into compliance and eliminate the requirement to shut them down. On September 30, 2010, U. S. Steel and ACHD amended the March 17, 2008 COA reflecting this change. Batteries 7 through 9 were shutdown in April 2009. We are repairing existing Batteries 19 and 20 and we continue to evaluate plans to construct new coke batteries at the Clairton Plant. U. S. Steel is also making upgrades at its Edgar Thomson Plant that would reduce emissions.

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

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After the acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010. The cost to close the East Side SWMU is expected to be approximately $4 million and was recorded as an accrued liability as of September 30, 2010.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $519,000. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 22 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel paid a civil penalty of $1 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. ADEM is currently reviewing the Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $702,000. U. S. Steel has completed the investigation and remediation of the Lower Opossum Creek which was performed under a joint agreement with Beazer, Inc. In 2006, U. S. Steel completed the remediation of Upper Opossum Creek at a cost of $2.95 million, with a remaining contingency of $18,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. In 2007, U. S. Steel completed the remediation of approximately two acres of land at the former Ensley coke plant. As of September 30, 2010, costs to complete the remediation of this area have amounted to $1.3 million. An additional $49,000 remains accrued for project contingencies at Ensley with an additional $65,000 accrued for an environmental assessment of contiguous properties. In total, the accrued liability for the projects described above was approximately $1 million as of September 30, 2010, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 22 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (Ohio EPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. Those discussions resulted in the identification of ten SWMUs and three Areas of Concern (AOC) requiring further investigation and evaluation. In addition, U. S. Steel notified Ohio EPA in August 2009 of an additional SWMU based upon its field observations and a preliminary assessment. A Phase I RFI on the identified SWMUs and AOCs is complete and under review by Ohio EPA. As of September 30, 2010, U. S. Steel has spent $311,000 on studies at this site. Costs to complete additional studies are estimated to be $549,000. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 22 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Great Lakes Works

On January 6, 2006, U. S. Steel received a proposed administrative consent order from the Michigan Department of Environmental Quality (MDEQ) that alleged violations of NPDES permits at the Great Lakes Works facility. On February 13, 2007, MDEQ and U. S. Steel agreed to a revised Administrative Consent Order (the Order) that resolves this matter. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identifies certain compliance actions that address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. One of the compliance actions addresses three river basins along the Detroit River and U. S. Steel has completed the corrective measure necessary to remove historical basin sediments from these areas. As of September 30, 2010, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements to obtain MDEQ approval. Another compliance action includes modifications to the Cold Mill Wastewater Treatment Plant where U. S. Steel has agreed to rehabilitate four clarifiers and two wastewater conveyance pipelines, upgrade the computer control system and evaluate other potential improvements of this system. The vast majority of the elements of this project have been completed at a cost of $7.9 million and U. S. Steel anticipates spending an additional $30,000 in 2010 to finish the project.

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

At Granite City Works, U. S. Steel and Gateway Energy & Coke Company, LLC (Gateway), a subsidiary of SunCoke Energy, Inc., have agreed with two environmental advocacy groups to establish an Environmental Trust Fund (Trust), which requires the permittees (U. S. Steel and Gateway) to collectively deposit $1.0 million by September 30th of each year, beginning September 30, 2008 and ending September 30, 2012. The capital contributions and all net income of the Trust are to be used for the purposes of promoting energy efficiency, greenhouse gas reductions and PM2.5 emission reduction, to be implemented in the community, including the Granite City municipality, local schools, parks and library districts. To date, U. S. Steel and Gateway have paid the first three of five installments towards the fund.

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

On August 19, 2010, U. S. Steel notified the Illinois EPA that it could not certify compliance with air emission requirements for the coke plant with regards to coke doors and the coke scrubber car. U. S. Steel submitted compliance plans indicating that it would make repairs to the coke oven doors, certify compliance by February 28, 2011, evaluate the heating system and scrubber car by November 30, 2010 and update the compliance plan after the results of the evaluation are known.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an asset sales agreement and a permit issued by the Utah Department of Environmental Quality. U. S. Steel developed work plans and as of September 30, 2010, U. S. Steel has spent $16.9 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel has recorded a liability of $66 million as of September 30, 2010, for our estimated share of the remaining costs of remediation, including the construction, waste management, closure and post closure of a CAMU.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidaries of U. S. Steel and POSCO Industries, corrective measures have been implemented for the majority of the former SWMUs. Seven SWMUs remain at the facility, five of which require further remediation. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Two SWMUs may not require further action pending a No Further Action decision by the California Department of Toxic Substances Control (DTSC). Of the five SWMUs requiring remediation, investigatory work has been completed at a coal tar pitch impacted soils area and a remedial workplan has been submitted to DTSC. U. S. Steel has also completed the investigation of the impacted groundwater SWMU at the former wire mill and expects an engineered remedial design plan to be ready for submission to the agency in 2011. Investigation of the three remaining SWMUs within the facility where arsenic impacted soils and groundwater have been delineated are ongoing and discussions with the DTSC regarding possible future corrective measures are in progress at these three SWMUs. While it is likely that corrective measures will be required at these SWMUs, it is not possible at this time to define a scope or estimate costs for what may be required by DTSC. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 22 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Other

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order to conduct an investigation and develop remediation alternatives. Implementation of the preferred remedy was essentially completed in late 2007. The respondents are finalizing the Removal Action Summary report by addressing some minor site maintenance issues, deed restrictions and operating and maintenance plans for approval by KDHE. U. S. Steel and SSB continue to work with KDHE to address site maintenance issues. At September 30, 2010, an accrual of $200,000 remains available for these project contingencies.

On January 23, 2006, the KDHE sent a letter to U. S. Steel requesting that U. S. Steel address a former zinc smelter site in Girard, Kansas. U. S. Steel completed a site investigation and submitted a Corrective Action Study (CAS) necessary to address the impacted soils at this site. KDHE approved the CAS on November 17, 2009. On September 13, 2010, KDHE issued a Corrective Action Decision based upon U. S. Steel’s recommended remedial measure. In addition, a Consent Agreement and Final Order, through which the remediation will be conducted, is under negotiation with KDHE. As of September 30, 2010, U. S. Steel has an accrued liability of $1 million to conduct the remedial measure as proposed in the CAS.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel, Lubrizol and ExxonMobil are the largest PRPs at the site and agreed to equally share costs for investigating the site. U. S. Steel’s allocated share has been adjusted to approximately 16%. The Remedial Action Plan for the site was approved by TCEQ in June 2009. On December 10, 2009, pursuant to the Texas Solid Waste Disposal Act, U. S. Steel, Lubrizol and ExxonMobil filed a contribution/cost of recovery action against approximately 50 parties. Settlement negotiations are pending. Implementation of remedial measures is expected to begin in the fourth quarter of 2010. The accrued liability for U. S. Steel’s share to implement the remedial measure with long term monitoring was $1,774,000 as of September 30, 2010.

The Canadian and Ontario governments have identified a sediment deposit, commonly referred to as Randle’s Reef, in Hamilton Harbor near USSC’s Hamilton Works for remediation, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately

$102 million). The national and provincial governments have each allocated C$30 million (approximately $29 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $29 million). USSC has committed C$7 million (approximately $7 million) as its contribution. Funding sources for the balance of the estimated project cost remain to be identified and additional contributions are being sought.

ASBESTOS LITIGATION

As of September 30, 2010, U. S. Steel was a defendant in approximately 510 active cases involving approximately 3,070 plaintiffs. At December 31, 2009, U. S. Steel was a defendant in approximately 440 active cases involving approximately 3,040 plaintiffs.

About 2,600, or approximately 85 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2007 through 2010 involve individual or small groups of claimants.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2007	3,700	1,230	530	3,000	$9
December 31, 2008	3,000	400	450	3,050	$13
December 31, 2009	3,050	200	190	3,040	$7
September 30, 2010	3,040	170	200	3,070	$6

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

Item 1A.	RISK FACTORS

There was no material change in U. S. Steel’s risk factors from the risks disclosed in U. S. Steel’s Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

U. S. Steel had no sales of unregistered securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about purchases by U. S. Steel of its equity securities during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2010 (a)	1,803	$43.93	-	(b	)
August 1 – 31, 2010	-	-	-	-
September 1 – 30, 2010	-	-	-	-

Total	1,803	$43.93	-	(b	)

(a)	U. S. Steel effectively purchased shares of Restricted Stock in connection with participant stock-for-tax withholding elections under U. S. Steel’s 2005 Stock Incentive Plan.
(b)

The repurchase of Restricted Stock was made pursuant to the 2005 Stock Incentive Plan and not pursuant to a stock repurchase plan or program. As of September 30, 2010, 500 Restricted Stock shares remain outstanding under the 2005 Stock Incentive Plan.

Item 6.	EXHIBITS

10.1	EUR 200,000,000 multicurrency revolving credit facility agreement dated August 6, 2010 among U. S. Steel Košice, s.r.o., and COMMERZBANK Aktiengesellschaft, ING Bank N.V., Slovenská sporitel’ňa, a.s., Citibank Europe plc and HSBC Bank plc. Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on August 11, 2010. Commission File Number 1-16811.

10.2	United States Steel Corporation Supplemental Thrift Program, as amended on October 26, 2010

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Gregory A. Zovko

Gregory A. Zovko
Vice President and Controller

October 26, 2010

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.