Form 10-K
period 2010-12-31
UNITED STATES STEEL CORP
filed 2011-02-22
CIK 1163302

2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes              No     ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    ✓     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes             No     ✓

Aggregate market value of Common Stock held by non-affiliates as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter): $5.5 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

There were 143,758,823 shares of United States Steel Corporation Common Stock outstanding as of February 17, 2011.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated into Part III.

FORWARD-LOOKING STATEMENTS

Certain sections of the Annual Report of United States Steel Corporation (U. S. Steel) on Form 10-K, particularly Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, include forward-looking statements concerning trends or events potentially affecting U. S. Steel. These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional factors affecting the businesses of U. S. Steel, see “Item 1A. Risk Factors” and “Supplementary Data – Disclosures About Forward-Looking Statements.” References in this Annual Report on Form 10-K to “U. S. Steel,” “the Company,” “we,” “us” and “our” refer to U. S. Steel and its consolidated subsidiaries, unless otherwise indicated by the context.

PART I

Item 1. BUSINESS

U. S. Steel is an integrated steel producer of flat-rolled and tubular products with major production operations in North America and Europe. An integrated producer uses iron ore and coke as primary raw materials for steel production. U. S. Steel has annual raw steel production capability of 31.7 million net tons (tons) (24.3 million tons in North America and 7.4 million tons in Europe). According to World Steel Association’s latest published statistics, we were the eleventh largest steel producer in the world in 2009. U. S. Steel is also engaged in other business activities consisting primarily of transportation services (railroad and barge operations) and real estate operations.

The global economic recession that began in 2008 greatly affected U. S. Steel and many of the markets that we serve. The impact of the economic recovery has been uneven. Some markets, such as automotive, have had significant improvement from the depths of the recession, although not yet reaching pre-recession levels, while other markets, such as construction, have shown very little improvement. For further discussion, see “Business Strategy,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” and “Supplementary Data – Disclosures About Forward-Looking Statements.”

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

Flat-rolled has annual raw steel production capability of 24.3 million tons. Raw steel production was 18.4 million tons in 2010, 11.7 million tons in 2009 and 19.2 million tons in 2008. Raw steel production averaged 76 percent of capability in 2010, 48 percent of capability in 2009 and 79 percent of capability in 2008.

The USSE segment includes the operating results of U. S. Steel Košice (USSK), U. S. Steel’s integrated steel mill and coke production facilities in Slovakia; U. S. Steel Serbia (USSS), U. S. Steel’s integrated steel mill and other facilities in Serbia; and an equity investee located in Europe. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells slabs, sheet, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

USSE has annual raw steel production capability of 7.4 million tons. USSE’s raw steel production was 6.1 million tons in 2010, 5.1 million tons in 2009 and 6.4 million tons in 2008. USSE’s raw steel production averaged 82 percent of capability in 2010, 69 percent of capability in 2009 and 87 percent of capability in 2008.

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

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses include transportation services (railroad and barge operations) and real estate operations.

For further information, see Note 3 to the Financial Statements.

Financial and Operational Highlights

Net Sales

(a)	Includes the former Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2010	2009	2008
Flat-rolled	$10,848	$6,814	$13,789
USSE	3,989	2,944	5,487
Tubular	2,403	1,216	4,251

Total sales from reportable segments	17,240	10,974	23,527
Other Businesses	134	74	227

Net sales	$17,374	$11,048	$23,754

(Loss) Income from Operations by Segment(a)

	Year Ended December 31,
(Dollars in Millions)	2010	2009	2008
Flat-rolled	$(312)	$(1,438)	$1,390
USSE	(33)	(208)	491
Tubular	349	57	1,207

Total (loss) income from reportable segments	4	(1,589)	3,088
Other Businesses	52	(2)	77

Reportable segments and Other Businesses income (loss) from operations	56	(1,591)	3,165
Retiree benefit expenses	(173)	(134)	(22)
Other items not allocated to segments:
Federal excise tax refund	–	34	–
Litigation reserve	–	45	(45)
Net gain on the sale of assets	6	97	–
Environmental remediation charge	–	(49)	(23)
Workforce reduction charges	–	(86)	–
Deferred gain recognition	–	–	150
Labor agreement signing payments	–	–	(105)
Asset impairment charge	–	–	(28)
Flat-rolled inventory transition effects	–	–	(23)

Total (loss) income from operations	$(111)	$(1,684)	$3,069
(a)	See Note 3 to the Financial Statements for reconciliations and other disclosures required by Accounting Standards Codification Topic 280.

(Loss) Income from Operations (IFO)

(a)	Includes the former Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Steel Shipments

(a)	Includes the former Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Steel Shipments by Product and Segment

The following table does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Product – 2010
Hot-rolled Sheets	4,963	2,191	–	7,154
Cold-rolled Sheets	4,340	752	–	5,092
Coated Sheets	2,893	878	–	3,771
Tin Mill Products	1,340	583	–	1,923
Oil country tubular goods (OCTG)	–	–	1,103	1,103
Standard and line pipe	–	9	360	369
Semi-finished, Bars and Plates	1,765	982	–	2,747
Other	–	69	88	157

TOTAL	15,301	5,464	1,551	22,316

Memo: Intersegment Shipments from
Flat-rolled to Tubular
Hot-rolled sheets	895
Rounds	706
Product – 2009
Hot-rolled Sheets	3,173	1,896	–	5,069
Cold-rolled Sheets	3,152	655	–	3,807
Coated Sheets	1,882	793	–	2,675
Tin Mill Products	1,253	534	–	1,787
Oil country tubular goods (OCTG)	–	–	420	420
Standard and line pipe	–	5	155	160
Semi-finished, Bars and Plates	401	498	–	899
Other	–	82	82	164

TOTAL	9,861	4,463	657	14,981

Memo: Intersegment Shipments from
Flat-rolled to Tubular
Hot-rolled sheets	117
Rounds	376
Product – 2008
Hot-rolled Sheets	6,474	2,142	–	8,616
Cold-rolled Sheets	4,489	1,195	–	5,684
Coated Sheets	3,554	733	–	4,287
Tin Mill Products	1,387	605	–	1,992
Oil country tubular goods (OCTG)	–	–	1,292	1,292
Standard and line pipe	–	9	480	489
Semi-finished, Bars and Plates	941	867	–	1,808
Other	–	100	180	280

TOTAL	16,845	5,651	1,952	24,448

Memo: Intersegment Shipments from
Flat-rolled to Tubular
Hot-rolled sheets	1,108
Rounds	768

Steel Shipments by Market and Segment

The following table does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel. Shipments of materials to these entities are included in the “Further Conversion – Joint Ventures” market classification. No single customer accounted for more than 10 percent of gross annual revenues.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Major Market – 2010
Steel Service Centers	3,214	1,106	–	4,320
Further Conversion – Trade Customers	4,243	676	13	4,932
– Joint Ventures	1,835	–	–	1,835
Transportation (Including Automotive)	2,136	629	3	2,768
Construction and Construction Products	821	1,764	38	2,623
Containers	1,398	586	–	1,984
Appliances and Electrical Equipment	703	319	–	1,022
Oil, Gas and Petrochemicals	–	11	1,438	1,449
Exports from the United States	687	–	59	746
All Other	264	373	–	637

TOTAL	15,301	5,464	1,551	22,316

Major Market – 2009
Steel Service Centers	1,998	882	1	2,881
Further Conversion – Trade Customers	2,203	461	11	2,675
– Joint Ventures	1,283	–	–	1,283
Transportation (Including Automotive)	1,258	387	4	1,649
Construction and Construction Products	653	1,615	22	2,290
Containers	1,296	517	–	1,813
Appliances and Electrical Equipment	755	248	–	1,003
Oil, Gas and Petrochemicals	–	17	551	568
Exports from the United States	322	–	68	390
All Other	93	336	–	429

TOTAL	9,861	4,463	657	14,981

Major Market – 2008
Steel Service Centers	3,871	1,239	16	5,126
Further Conversion – Trade Customers	3,368	546	34	3,948
– Joint Ventures	1,770	–	–	1,770
Transportation (Including Automotive)	2,550	590	8	3,148
Construction and Construction Products	1,333	1,745	–	3,078
Containers	1,421	615	–	2,036
Appliances and Electrical Equipment	1,115	503	–	1,618
Oil, Gas and Petrochemicals	–	9	1,737	1,746
Exports from the United States	808	–	118	926
All Other	609	404	39	1,052

TOTAL	16,845	5,651	1,952	24,448

Business Strategy

Over the long term, our strategy is to be forward-looking, grow responsibly, generate a competitive return on capital and meet our financial and stakeholder obligations. We remain committed to being a world leader in safety and environmental stewardship; improving our quality, cost competitiveness and customer service; and attracting, developing and retaining a diverse workforce with the talent and skills needed for our long-term success.

During 2010, the six-year trends for our global rate of recordable injuries, our global days away from work rate and our global severity rate showed improvement of 44 percent, 51 percent and 81 percent respectively, as shown in the following graphs.

Our commercial focus is to provide value-added steel products, including advanced high strength steel and coated sheets for the automotive and appliance industries, electrical steel sheets for the manufacture of motors and electrical equipment, galvanized and Galvalume® sheets for the construction and automotive industries, tin mill products for the container industry and oil country tubular goods for the oil and gas industry, including providing high quality steel to the developing North American shale oil and gas market. In addition, our European operations concentrate on being a dependable source of high-quality steel to meet the needs of the developing central European markets.

We are committed to developing new steel products and uses for steel. In connection with this commitment we have research centers in Pittsburgh, Pennsylvania, and Košice, Slovakia. We also have an automotive center in Troy, Michigan and in 2011 we plan to complete construction of an innovation and technology center for Tubular products in Houston, Texas. The focus of these centers is to develop new products and to work with our customers to serve their needs. Recent examples include development of advanced high strength steels, including Dual-Ten® and TRIP steels that provide high strength while significantly reducing the weight of the structure that the steels are used in and PATRIOT TC® tubular connections to meet our customers needs in deep well applications such as Marcellus shale.

With regard to capital investments, we remain focused on a number of key projects of long-term strategic importance in each of our three business segments. We have accelerated several projects in the United States and Europe to improve our coke self-sufficiency. Engineering and construction of a technologically and environmentally advanced battery at the Mon Valley Works’ Clairton Plant is underway with completion expected in 2013. We are constructing a two module carbon alloy facility at our Gary Works which utilizes an environmentally compliant, energy efficient and flexible production technology with a projected capacity of 500,000 tons per year with completion expected in 2012. We have received the necessary air permits for up to 1 million tons of such capacity. We are also constructing blast furnace coal injection facilities in Europe, which we expect to come on line in 2011 at which time all five blast furnaces in Europe will have access to pulverized coal, a lower cost source of carbon than coke. In order to more efficiently serve our tubular product customers’ increased focus on North American shale resources, construction of a new quench and temper line is underway at our Lorain Tubular Operations in Ohio and is expected to be completed in 2011. In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line under construction that is expected to be completed in 2013. We are also continuing our efforts to implement an enterprise resource planning (ERP) system to replace outdated systems and to help us operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.

We are committed to reducing emissions as well as our carbon footprint. We have implemented a program to investigate, share and create innovative and best practice solutions throughout U. S. Steel to manage and reduce energy intensity and CO2 emissions. We are also committed to investing in technology to move the steelmaking process in an even more environmentally responsible direction by investing in low emission technologies. In addition to the environmentally compliant projects noted above, we entered into a 15 year coke supply agreement with Gateway Energy & Coke Company, LLC in connection with its heat recovery coke plant located at Granite City Works which began operations in the fourth quarter of 2009.

We continue to assess North American and international expansion and divestment opportunities and carefully weigh them in light of changing global steel and financial market conditions and long-term value considerations. We may consider 100 percent acquisition opportunities, joint ventures and other arrangements. In addition, if business conditions warrant, we may consider restructuring our current facilities, or we may consider the construction of new facilities to produce steel from scrap and iron bearing feedstocks, such as direct reduced iron.

The foregoing statements regarding capital projects, emissions reductions and expected benefits from the implementation of the ERP project are forward-looking statements. Factors that may affect our capital spending and the projects include: (i) levels of cash flow from operations; (ii) general economic conditions; (iii) business conditions; (iv) cost and availability of capital; (v) receipt of necessary permits; and (vi) unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires. Predictions regarding benefits resulting from the implementation of the ERP project are subject to uncertainties. We may not be able to successfully implement the ERP project without experiencing difficulties. In addition, the expected benefits of implementing the ERP project might not be realized or the costs of implementation might outweigh the benefits realized. Actual results could differ materially from those expressed in these forward-looking statements.

Our financial strategy is to maintain or enhance our liquidity, maintain a solid balance sheet, focus capital investments on key projects of long-term strategic importance and position ourselves for success in the longer term. During 2010, we completed an offering of $600 million of senior notes, amended our Receivables Purchase Agreement to increase the maximum amount of receivables eligible for sale from $500 million to $525 million while extending its maturity until 2013 and entered into a €200 million three-year revolving unsecured credit facility to replace USSK’s three-year €200 million credit facility dated July 2, 2008. We voluntarily contributed $140 million to the main defined benefit pension plan. We refinanced $89 million of Environmental Revenue Bonds (ERBs) extending their maturity date from 2011 to 2026 and entered into a loan agreement in connection with the issuance and sale by the Lorain County Port Authority of $70 million of Lorain County Port Authority Recovery Zone Facility Revenue Bonds with a maturity date of 2040 to finance a significant portion of the strategic capital project noted above at our Lorain Tubular Operation in Ohio. We maintained our strong liquidity position and ended the year with total liquidity of $2.1 billion.

Steel Industry Background and Competition

The global steel industry is cyclical, highly competitive and has historically been characterized by overcapacity.

We believe that U. S. Steel is currently the eleventh largest steel producer in the world, the largest integrated steel producer headquartered in North America, one of the largest integrated flat-rolled producers in Central Europe and the largest tubular producer in North America. U. S. Steel competes with many North American and international steel producers. Competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and electric arc furnace production (EAF), which primarily uses steel scrap and other iron-bearing feedstocks as raw materials. In addition, other products, such as plastics and composites, compete with steel in some applications.

EAF production typically requires lower capital expenditures for construction of facilities and may have lower total employment costs; however, these competitive advantages may be minimized or eliminated by the cost of scrap when scrap prices are high. Some mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers of flat-rolled products, who are generally able to manufacture a broader range of products. U. S. Steel provides defined benefit pension and other postretirement benefits to approximately 129,000 retirees and their beneficiaries. Producers using EAFs and most of our other competitors do not have comparable retiree obligations.

International competitors may have lower labor costs than U.S. producers and some are owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political, social and economic policy considerations, as well as prevailing market conditions.

Through our wholly owned operations and our share of joint ventures, we have adequate iron ore pellet production to cover a significant portion of our North American needs and have secured the remaining iron ore pellets through contracts. We are also currently about 80 percent self sufficient for coke in North America at normal operating levels through our own coke production facilities and a long-term coke supply agreement. We also have multi-year contracts for most of our required coking coal. Our relatively balanced raw materials position in North America and limited dependence on purchased steel scrap have helped mitigate the volatility of our production costs.

Coke production in North America has declined over the last several years mainly due to the closure of one coke battery at Gary Works in 2005 and three coke batteries at the Clairton Plant in 2009. Improving our coke self sufficiency is an important strategic objective. During 2010, we began construction of a technologically and environmentally advanced battery at the Clairton Plant of Mon Valley Works and construction of coke substitute carbon alloy facilities at Gary Works.

Demand for flat-rolled products is influenced by a wide variety of factors, including but not limited to macro-economic drivers, the supply-demand balance, inventories, imports and exports, currency fluctuations, and the demand from flat-rolled consuming markets. The largest drivers of North American consumption have historically been the automotive and construction markets which make up more than 50 percent of total sheet consumption. Other sheet consuming industries include appliance, converter, container, tin, energy, electrical equipment, agricultural, domestic and commercial equipment and industrial machinery.

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

Demand for oil country tubular goods depends on several factors, most notably the number of oil and natural gas wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and the drilling techniques utilized. The level of these activities depends primarily on the demand for natural gas and oil and the expectation of future prices of these commodities. Demand for our tubular products is also affected by the continuing development of shale oil and gas resources, the level of inventories maintained by manufacturers, distributors, and end users and by the level of imports in the markets we serve.

Steel imports to the United States accounted for an estimated 22 percent of the U.S. steel market in 2010, 22 percent in 2009 and 24 percent in 2008. Increases in future levels of imported steel could reduce future market prices and demand levels for steel produced in our North American facilities.

Imports of flat-rolled steel to Canada accounted for an estimated 39 percent of the Canadian market for flat-rolled steel products in 2010, 35 percent in 2009 and 24 percent in 2008.

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

In April 2009, U. S. Steel, Maverick Tube Corporation, TMK Ipsco, V&M Star LP, Evraz, Rocky Mountain Steel, Wheatland Tube Corporation and the USW filed anti-dumping and countervailing duty (subsidy) petitions regarding certain oil country tubular goods (OCTG) from China. As a result of investigations conducted by the Department of Commerce (DOC) and International Trade Commission (ITC), countervailing duties ranging from 10.49% to 15.78% were imposed on these products in January 2010 and anti-dumping duties ranging from 32.07% to 99.14% were imposed in May 2010.

In September 2009, U. S. Steel, V&M Star LP, TMK IPSCO and the USW joined in bringing anti-dumping and countervailing duty petitions against certain seamless carbon and alloy steel standard, line and pressure pipe from China. As a result of these actions, countervailing duties ranging from 13.66% to 56.67% and anti-dumping duties ranging from 50.01% to 98.74% were imposed against the import of these products in November 2010.

In March 2010, the DOC and ITC initiated five-year (sunset) reviews of antidumping orders against hot-rolled carbon steel flat products from Brazil and Japan, a countervailing duty order against hot-rolled carbon steel flat products from Brazil, and a suspension agreement concerning hot-rolled carbon steel flat products from Russia. In expedited reviews of the Brazilian, Japanese and Russian cases, the DOC issued preliminary determinations, on July 30, 2010, that revocation of the orders and agreement would likely lead to continued or resumed dumping at rates of 17.70% to 184.56%. In a full review of the Brazilian countervailing duty order, the DOC issued its final determination on November 29, 2010, of the likelihood of a resumed subsidy, but at a rate of zero percent. The ITC’s injury investigation will be concluded with a decision in May 2011.

On October 12, 2010, the Canadian International Trade Tribunal (CITT) issued a Notice of Expiry of the Canadian antidumping orders against hot-rolled carbon and alloy steel sheet and strip from Brazil, China, Taiwan, India, South Africa and Ukraine. The CITT issued its decision on December 1, 2010 to initiate an expiry review that will determine whether the orders will be extended for an additional five years beyond August 15, 2011.

Total imports of flat-rolled carbon steel products (excluding quarto plates and wide flats) to the EU27 (the 27 countries currently comprising the European Union (EU)) were 14 percent of the EU market in 2010, 15 percent in 2009 and 19 percent in 2008. Imported steel to the EU market coupled with declining demand starting late in 2008 contributed to record levels of inventory, all of which resulted in weakening market prices in late 2008 and early 2009.

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

Many nations have adopted or are considering regulation of carbon dioxide (CO2) emissions. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating greenhouse gas emissions for certain facilities and has implemented various reporting requirements. In the last Congress, legislation was passed in the House of Representatives and introduced in the Senate. We do not know what action, if any, may be taken by the new Congress. The EU has established greenhouse gas regulations and Canada has published details of a regulatory framework for greenhouse gas emissions. Such regulations may entail substantial costs for emission allowances, restriction of production, and higher prices for coking coal, natural gas and electricity generated by carbon-based systems. Some foreign nations such as China and India are not aggressively pursuing regulation of CO2 and integrated steel producers in such countries may achieve a competitive advantage over U. S. Steel. For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

U. S. Steel is subject to foreign currency exchange risks as a result of its European and Canadian operations. USSE’s revenues are primarily in euros and its costs are primarily in U.S. dollars and euros. U. S. Steel Canada’s (USSC’s) revenues and costs are denominated in both Canadian and U.S. dollars. In addition, international cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can impact income when they are remeasured at the end of each period. A $1.6 billion U.S. dollar-denominated intercompany loan from a U.S. subsidiary to a European subsidiary was the primary exposure at December 31, 2010.

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

Gary Works, located in Gary, Indiana, has annual raw steel production capability of 7.5 million tons. Gary Works has three coke batteries, four blast furnaces, six steelmaking vessels, a vacuum degassing unit and four continuous slab casters. Gary Works generally consumes all the coke it produces and sells coke by-products. Finishing facilities include a hot strip mill, two pickling lines, two cold reduction mills, three temper mills, a double cold reduction line, four annealing facilities and two tin coating lines. Principal products include hot-rolled, cold-rolled and coated sheets and tin mill products. Gary Works also produces strip mill plate in coil. The Midwest Plant and East Chicago Tin are operated as part of Gary Works.

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

Great Lakes Works, located in Ecorse and River Rouge, Michigan, has annual raw steel production capability of 3.8 million tons. Great Lakes facilities include three blast furnaces, two steelmaking vessels, a vacuum degassing unit, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, three annealing facilities, a temper mill, a recoil and inspection line, an electrolytic galvanizing line and a hot dip galvanizing line. Principal products include hot-rolled, cold-rolled and coated sheets.

Mon Valley Works consists of the Edgar Thomson Plant, located in Braddock, Pennsylvania; the Irvin Plant, located in West Mifflin, Pennsylvania; the Fairless Plant, located in Fairless Hills, Pennsylvania; and the Clairton Plant, located in Clairton, Pennsylvania. Mon Valley Works has annual raw steel production capability of 2.9 million tons. Facilities at the Edgar Thomson Plant include two blast furnaces, two steelmaking vessels, a vacuum degassing unit and a slab caster. Irvin Plant facilities include a hot strip mill, two pickling lines, a cold reduction mill, three annealing facilities, a temper mill and two hot dip galvanizing lines. The Fairless Plant operates a hot dip galvanizing line. Principal products from Mon Valley Works include hot-rolled, cold-rolled and coated sheets, as well as coke and coke by-products produced at the Clairton Plant.

The Clairton Plant is comprised of nine coke batteries. Almost all of the coke produced is consumed by U. S. Steel facilities or swapped with other domestic steel producers. Coke by-products are sold to the chemicals and raw materials industries.

Granite City Works, located in Granite City, Illinois, has annual raw steel production capability of 2.8 million tons. Granite City’s facilities include two coke batteries, two blast furnaces, two steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Granite City Works generally consumes all the coke it produces and sells coke by-products. Principal products include hot-rolled and coated sheets. Gateway Energy & Coke Company, LLC (Gateway) has constructed a coke plant to supply Granite City Works, which began operating in October 2009. We own and operate a cogeneration facility that utilizes by-products from the Gateway coke plant to generate heat and power.

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

Hamilton Works, located in Hamilton, Ontario, has annual raw steel production capability of 2.3 million tons. Hamilton Works facilities include a coke battery, a blast furnace, three steelmaking vessels, a slab caster, a combination slab/bloom caster, a bar mill and bloom and billet mills, a pickling line, a cold reduction mill and two hot dip galvanizing lines and a galvanizing/galvannealing line. Principal products include slabs and cold-rolled and coated sheets. On November 12, 2010, USSC sold the bar mill and bloom and billet mills for C$41 million (approximately $41 million). See Note 6 to the Financial Statements for further details.

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

We have iron ore pellet operations located at Mt. Iron (Minntac) and Keewatin (Keetac), Minnesota with annual iron ore pellet production capability of 22.4 million tons. During 2010, 2009 and 2008, these operations produced 20.0 million, 8.5 million and 21.2 million net tons of iron ore pellets, respectively.

U. S. Steel has a 14.7 percent ownership interest in Hibbing Taconite Company (Hibbing), which is based in Hibbing, Minnesota. Hibbing’s rated annual production capability is 9.1 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. Our share of 2010, 2009 and 2008 production was 1.0 million, 0.3 million and 1.4 million tons, respectively.

We have a 15 percent ownership interest in Tilden Mining Company (Tilden), which is based in Ishpeming, Michigan. Tilden’s rated annual production capability is 8.7 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. Our share of 2009 production was a minimal amount and our share of 2010 and 2008 production was 1.4 million and 1.2 million tons, respectively.

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

U. S. Steel and POSCO of South Korea participate in a 50-50 joint venture, USS-POSCO Industries (USS-POSCO), located in Pittsburg, California. The joint venture markets sheet and tin mill products, principally in the western United States. USS-POSCO produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel from hot bands principally provided by U. S. Steel and POSCO, which each provide about 50 percent of its requirements. USS-POSCO’s annual production capability is approximately 1.5 million tons.

U. S. Steel and Kobe Steel, Ltd. of Japan participate in a 50-50 joint venture, PRO-TEC Coating Company (PRO-TEC). PRO-TEC owns and operates two hot dip galvanizing lines in Leipsic, Ohio, which primarily serve the automotive industry. PRO-TEC’s annual production capability is approximately 1.2 million tons. U. S. Steel supplies PRO-TEC with all of its requirements of cold-rolled sheets and markets all of its products. PRO-TEC is constructing a $400 million continuous annealling line at the facility, with a projected operating capability of 500,000 tons. When completed, this will allow us to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent.

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

U. S. Steel, along with Feralloy Mexico, S.R.L. de C.V. and Mitsui & Co. (USA), Inc., participates in a joint venture, Acero Prime, S.R.L. de CV (Acero Prime). U. S. Steel has a 40 percent interest. Acero Prime has facilities in San

Luis Potosi and Ramos Arizpe, Mexico. Acero Prime provides slitting, warehousing and logistical services. Acero Prime’s annual slitting capability is approximately 385,000 tons.

USSE

USSE consists of USSK and its subsidiaries, USSS and an equity investee located in Europe.

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

In addition, USSK has a research laboratory which, in conjunction with our Research and Technology Center, supports efforts in cokemaking, electrical steels, design and instrumentation, and ecology.

USSS has an integrated plant in Smederevo, Serbia which has annual raw steel production capability of 2.4 million tons. Facilities at this plant include two blast furnaces, three steelmaking vessels, two slab casters, a hot strip mill, two pickling lines, a cold reduction mill, two annealing facilities, a temper mill and a temper/double cold reduction mill. Other facilities include a tin mill in Šabac with one tin coating line, a limestone mine in Kučevo and a river port in Smederevo, all located in Serbia. Principal products include hot-rolled and cold-rolled sheets and tin mill products.

Tubular

Tubular manufactures seamless and welded oil country tubular goods (OCTG), standard and line pipe and mechanical tubing.

Seamless products are produced on a mill located at Fairfield Works in Fairfield, Alabama, and on two mills located in Lorain, Ohio. The Fairfield mill has annual production capability of 750,000 tons and has been supplied with steel rounds exclusively from Fairfield Works. The Fairfield mill has the capability to produce outer diameter (O.D.) sizes from 4.5 to 9.875 inches and has quench and temper, hydrotester, threading and coupling and inspection capabilities. The Lorain mills have combined annual production capability of 780,000 tons and has used steel rounds supplied by Fairfield Works and external sources. Lorain #3 Mill has the capability to produce O.D. sizes from 10.125 to 26 inches and has quench and temper, hydrotester, cutoff and inspection capabilities. Lorain #4 Mill has the capability to produce O.D. sizes from 1.9 to 4.5 inches and has cut to length capabilities and uses Tubular Services in Houston for finishing. In December 2010, we announced that we will construct a quench and temper line at our Lorain Tubular Operations.

Texas Operations manufactures welded OCTG, standard and line pipe and mechanical tubing products. Texas Operations #1 Mill has the capability to produce O.D. sizes from 7 to 16 inches. Texas Operations #2 Mill has the capability to produce O.D. sizes from 1.088 to 7.15 inches. Both mills have quench and temper, hydrotester, threading and coupling and inspection capabilities. Bellville Operations, which was temporarily idled in January 2009, manufactures welded tubular products primarily for OCTG. Bellville Operations has the capability to produce O.D. sizes from 2.375 to 4.5 inches and has limited hydrotester and cutoff capabilities. Texas Operations and Bellville Operations have combined annual production capability of 1.0 million tons and has used hot-rolled products from Flat-rolled’s facilities.

Welded products are also produced at a mill located in McKeesport, Pennsylvania, which is operated by a third party operator. The McKeesport mill has annual production capability of 315,000 tons and processes hot-rolled bands from Mon Valley Works and other U. S. Steel locations. This mill has the capability to produce, hydrotest, cut to length and inspect O.D. sizes from 8.625 to 20 inches.

Wheeling Machine Products supplies couplings used to connect individual sections of oilfield casing and tubing. It produces sizes ranging from 2.375 to 20 inches at two locations: Pine Bluff, Arkansas, and Hughes Springs, Texas.

Tubular Processing Services, located in Houston, Texas, provides thermal treating and end-finishing services for oilfield production tubing. Tubular Threading and Inspection Services, also located in Houston, Texas, provides threading, inspection and storage services to the OCTG market.

Fintube Technologies (Fintube), located in Tulsa, Oklahoma and Monterrey, Mexico, manufactures specialty tubular products used in heat recovery technology applications. Fintube has a welded tube production mill, finning operations and an engineered products division. On September 1, 2010, U. S. Steel sold the majority of the operating assets of Fintube for $22 million. See Note 6 to the Financial Statements for further details.

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

We plan to complete construction of an innovation and technology center for Tubular products in Houston, Texas in 2011.

Other Businesses

U. S. Steel’s Other Businesses include transportation services (railroad and barge operations) and real estate operations.

On January 31, 2009, we completed the sale of a majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) to a subsidiary of Canadian National Railway Company. Proceeds from the sale were approximately $300 million and U. S. Steel recorded a net gain of approximately $97 million, net of a $10 million pension curtailment loss, in the first quarter of 2009. The retained portion of EJ&E has been renamed Gary Railway Company. See Note 6 to the Financial Statements for further details.

In addition to Gary Railway Company in Indiana, U. S. Steel owns Lake Terminal Railroad Company in Ohio; Union Railroad Company and McKeesport Connecting Railroad Company in Pennsylvania; Birmingham Southern Railroad Company, Fairfield Southern Company, Inc., Mobile River Terminal Company and Warrior and Gulf Navigation Company, all located in Alabama; Delray Connecting Railroad Company in Michigan and Texas & Northern Railroad Company in Texas; all of which comprise U. S. Steel’s transportation business. On December 21, 2010, U. S. Steel sold the majority of the operating assets of Mobile River Terminal Company Inc. and certain assets of Warrior and Gulf Navigation Company for approximately $35 million. See Note 6 to the Financial Statements for further details.

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

Raw Materials and Energy

As an integrated producer, U. S. Steel’s primary raw materials are iron units in the form of iron ore pellets and sinter ore, carbon units in the form of coal and coke (which is produced from coking coal) and steel scrap. U. S. Steel’s raw materials supply strategy consists of acquiring and expanding captive sources of these primary raw materials and entering into multi-year supply contracts.

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

Iron Ore

The iron ore facilities at Minntac and Keetac contain an estimated 732 million short tons of recoverable reserves and our share of recoverable reserves at the Hibbing and Tilden joint ventures is 63 million short tons. Recoverable reserves are defined as the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Minntac and Keetac’s annual capability and our share of annual capability for the Hibbing and Tilden joint ventures total 25 million tons.

Through our wholly owned operations and our share of joint ventures, we have adequate iron ore pellet production to cover a significant portion of our North American needs and have secured the remaining iron ore pellets through contracts.

USSE purchases substantially all of its iron ore requirements from outside sources, but has also received iron ore from U. S. Steel’s iron ore facilities in North America. We believe that supplies of iron ore adequate to meet USSE’s needs are available at competitive market prices. The main sources of iron ore for USSE are mining companies in Russia and Ukraine.

Coking Coal

All of U. S. Steel’s coal requirements for our cokemaking facilities are purchased from outside sources. U. S. Steel has entered into multi-year contracts for a significant portion of Flat-rolled’s coking coal requirements. Prices for these North American contracts for 2011 are set at what we believe are competitive market prices. Prices in subsequent years will be negotiated within set collars around a base price or on an annual basis at prevailing market prices.

In Europe, U. S. Steel has entered into contracts for most of USSE’s coking coal requirements for 2011. Prices for these European contracts are negotiated at defined intervals (no less than quarterly) with regional suppliers.

We believe that supplies of coking coal adequate to meet our needs are available from outside sources at competitive market prices. The main sources of coking coal for Flat-rolled are the United States and Canada; and for USSE include Poland, the Czech Republic, the United States, Canada, Russia and Ukraine.

Coke

In North America, the Flat-rolled segment operates cokemaking facilities at the Clairton Plant of Mon Valley Works, Gary Works, Granite City Works, Hamilton Works and Lake Erie Works. In Europe, the USSE segment operates cokemaking facilities at USSK. Blast furnace injection of coal, natural gas and self-generated coke oven gas is also used at certain Flat-rolled and USSE facilities to reduce coke usage. The increase in coke production in 2008 was mainly due to the inclusion of production at Lake Erie Works and Hamilton Works for the entire year following the USSC acquisition in 2007. The decrease in coke production in 2009 resulted from the temporary idling of cokemaking facilities at the Clairton Plant, Granite City Works, Hamilton Works and Lake Erie Works for part of the year as well as the shut down of three coke batteries at the Clairton Plant. In 2010, we restarted the facilities that were idled in 2009, resulting in an increase in coke production. Over the next five years, as some of our North American coke batteries approach the end of their expected useful lives, our production capability is likely to decrease absent additional investment in coke or coke substitute production facilities. We have taken a number of steps to ensure long-term access to high quality coke for our blast furnaces. We have restarted engineering and construction of a technologically and environmentally advanced battery at the Clairton Plant, with production capability of approximately 960,000 tons. We entered into a 15 year coke supply agreement with Gateway Energy & Coke Company, LLC (Gateway) in connection with its 650,000 ton per year heat recovery coke plant which began operating in the fourth quarter of 2009 and is located at Granite City Works. Also, we have begun construction of a carbon alloy facility at Gary Works which will utilize state-of-the-art technology to produce a carbon alloy material that will be used as a coke substitute and we continue to evaluate plans to construct additional carbon alloy facilities. The carbon alloy facility is expected to have production capability of approximately 500,000 tons per year.

With Flat-rolled’s current cokemaking facilities and the Gateway long-term supply agreement, it has the capability to supply approximately 80 percent of its annual coke requirements at normal operating levels. During 2011, we will purchase additional coke on the open market, of which we anticipate approximately half will be supplied domestically with the remainder supplied by imports, potentially at higher costs. To the extent that it is necessary or appropriate considering existing needs and/or applicable transportation costs, coke is purchased from or swapped with suppliers or other end-users.

USSE’s cokemaking facilities currently have the capability to supply approximately 50% of its annual coke requirements at normal operating levels. The remainder of USSE’s needs is purchased from outside sources. The main sources of coke for USSE in 2011 are expected to be Poland, Ukraine, Russia, Bosnia, Hungary and the Czech Republic.

Steel Scrap and Other Materials

We believe that supplies of steel scrap and other alloying and coating materials required to fulfill the requirements for Flat-rolled and USSE are available from outside sources at competitive market prices. Generally, approximately 40 percent of our steel scrap requirements are internally generated through normal operations.

Limestone

All of Flat-rolled’s limestone requirements are purchased from outside sources. We believe that supplies of limestone adequate to meet Flat-rolled’s needs are readily available from outside sources at competitive market prices.

The majority of USSE’s limestone requirements are purchased from outside sources with a portion of USSS’s raw limestone requirements coming from its mine in Kučevo, Serbia. We believe that supplies of limestone adequate to meet USSE’s needs are available from outside sources at competitive market prices.

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

We believe that supplies adequate to meet Flat-rolled’s needs are available at competitive market prices. In order to partially manage our exposure to natural gas price increases as it relates to customers with fixed priced contracts as well as electricity costs from a generating facility located at one of our facilities, we routinely execute fixed-price forward physical purchase contracts for natural gas. About 70 percent of our natural gas purchases in Flat-rolled are based on bids solicited on a monthly basis from various vendors; the remainder is made daily or with term agreements or with fixed-price forward physical purchase contracts.

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

Commercial Sales of Product

U. S. Steel characterizes sales as contract if sold pursuant to an agreement with defined volume and pricing and a duration of longer than three months, and as spot if sold without a defined volume and pricing agreement. In 2010 approximately 65 percent, 35 percent and 9 percent of sales by Flat-rolled, USSE and Tubular, respectively, were contract sales. Some contract pricing agreements include fixed price while others are adjusted periodically based upon published prices of steel products or cost components. U. S. Steel does not consider sales backlog to be a meaningful measure since volume commitments in most contracts are based on each customer’s specific periodic requirements.

Environmental Matters

U. S. Steel maintains a comprehensive environmental policy. The Executive Environmental Committee, which is comprised of U. S. Steel officers, meets regularly to review environmental issues and compliance. Both the Board of Directors and the Corporate Governance and Public Policy Committee receive regular updates on environmental matters. The Compensation and Organization Committee has made annual improvement one of four performance measures for short-term incentive compensation. Also, U. S. Steel, largely through the American Iron and Steel Institute, the Canadian Steel Producers Association, the World Steel Association and European Confederation of Iron and Steel Industries (Eurofer), is involved in the promotion of cost effective environmental strategies through the development of appropriate air, water, waste and climate change laws and regulations at the local, state, national and international levels.

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

USSK is subject to the environmental laws of Slovakia and the EU. A related law of the EU commonly known as Registration, Evaluation, Authorisation and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances that are produced in the EU or imported into the EU. USSK currently expects to be able to continue its businesses under REACH without material change. USSK has completed all notifications required by the EU’s CLP Regulation, a classification and labeling law.

USSS is subject to the environmental laws of Serbia. Under the terms of the acquisition in 2003, USSS is responsible for only those costs and liabilities associated with environmental events occurring subsequent to the completion of an environmental baseline study in June 2004, which was submitted to the Government of Serbia.

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance and remediation expenditures as a result of environmental laws and regulations which in recent years have been mainly for process changes in order to meet CAA obligations and similar obligations in Europe and Canada. In the future, compliance with carbon dioxide (CO2) emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. Since it is difficult to predict what requirements will ultimately be imposed in the United States and Canada, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted with substantially similar conditions and thus does not believe that its relative position with regard to such competitors will be materially affected by the impact of environmental laws and regulations. However, if the final requirements do not recognize the fact that the integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions, our competitive position relative to mini mills will be adversely impacted and our competitive position regarding producers in developing nations, such as China and India, will be harmed unless such nations require comensurate reductions in CO2 emissions. Competing materials such as plastics may not be similarly impacted. The specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to former and present operating locations and disposal of environmentally sensitive materials. Many of our competitors, including North American producers, or their successors, that have been the subject of bankruptcy relief have no or substantially lower liabilities for such matters.

Greenhouse Gas Emissions Regulation

The current and potential regulation of greenhouse gas emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of CO2 emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. In the United States, the EPA has published rules for regulating greenhouse gas emissions for certain facilities and has implemented various reporting requirements as further described below. In the last Congress, legislation was passed in the House of Representatives and introduced in the Senate. We do not know what action, if any, may be taken by the new Congress. The EU has established greenhouse gas regulations while in Canada, a regulatory framework for greenhouse gas emissions has been published, details of which are discussed below. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing.

The U.S. EPA has classified CO2 as a harmful gas. Under this premise, it has implemented a new greenhouse gas emission inventory and reporting requirement for all facilities emitting 25,000 metric tons or more per year of carbon dioxide equivalent greenhouse gases (CO2e). The regulation requires facilities to collect information on CO2e and report emissions to the EPA by March 31, 2011, covering the 2010 calendar year. Most domestic U. S. Steel facilities are required to comply with the new reporting requirements and U. S. Steel has implemented monitoring plans to meet this requirement.

On May 13, 2010 the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating greenhouse gas emissions from facilities through the CAA’s Prevention of Significant Deterioration (PSD) permitting process. Starting January 2, 2011, new projects that increase greenhouse gas emissions by more than 75,000 tons per year, will have new PSD requirements based on best available control technology (BACT), but only if the project also significantly increases emissions of at least one non-greenhouse gas pollutant. Only existing sources with Title V permits or new sources obtaining Title V permits for non-greenhouse gas pollutants will also be required to address greenhouse gas emissions. Starting July 1, 2011 new sources not already subject to Title V requirements that emit over 100,000 tons per year of greenhouse gas emissions, or modifications to existing permits that increase greenhouse gas emissions by more than 75,000 tons per year, will be subject to PSD and Title V requirements. On November 17, 2010 the EPA issued its “PSD and Title V Permitting Guidance for Greenhouse Gases” and “Available and Emerging Technologies for Reducing Greenhouse Gas Emissions from the Iron and Steel Industry.” Through this guidance, the EPA intends to help state and local air permitting authorities identify greenhouse gas reduction options under the CAA. U. S. Steel is currently evaluating the cost of compliance with these regulations.

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

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the European Commission. Based on actual carbon emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized gains related to these transactions of approximately $7 million and $36 million in the years ended December 2010 and 2009, respectively.

In December 2010, an amendment to the Slovak income tax law was adopted that includes a provision for an 80 percent tax on excess emission allowances registered in 2011 and 2012. The amount of this tax will vary with USSK’s production levels and the implementing regulations that may be issued.

On April 26, 2007, Canada’s federal government announced an Action Plan to Reduce Greenhouse Gases and Air Pollution (the Plan). The Plan would set mandatory reduction targets on all major greenhouse gas producing industries to achieve an absolute reduction of 150 megatonnes in greenhouse gas emissions from 2006 levels by 2020. On March 10, 2008, Canada’s federal government published details of its Regulatory Framework for Industrial Greenhouse Gas Emissions (the Framework). The Plan and the Framework provide that facilities existing in 2004 will be required to cut their greenhouse gas emissions intensity by 18 percent below their 2006 baseline by 2010, with a further two percent reduction in each following year. The Framework provided that newer and future facilities would be subject to phased in two percent annual emissions intensity reduction obligations and clean fuel standards. Companies will be able to choose the most cost-effective way to meet their targets from a range of options which include carbon trading, offsets and credit for early action (between 1992 and 2006). The Framework effectively exempts fixed process emissions of CO2, which could exclude certain iron and steel producing CO2 emissions from mandatory reductions. More recently, the federal government has indicated that while it remains committed to reducing Canada’s total greenhouse gas emissions by 17 percent from 2005 levels by 2020, this target is subject to adjustment to remain consistent with the U.S. At this point, it is unclear when Canadian federal regulations on greenhouse gas emissions will be developed and whether they will reflect aspects of the approach set out in the Plan and the Framework. The federal government has indicated that it is working in collaboration with the provinces towards the development of a cap-and-trade system that will ultimately be aligned with the emerging cap-and-trade program in the United States. On June 12, 2009, Canada’s federal government released for comment two draft guides related to the establishment of an Offset System in Canada. These draft documents propose rules and provide guidance on the requirements and processes to create offset credits and the requirements and processes to verify the eligible greenhouse gas reductions achieved from an offset project. Canada’s federal government has stated that, once in place, the Offset System will compliment the proposed cap-and-trade system and help in generating greenhouse gas emissions reductions across the country. If greenhouse gas cap-and-trade legislation becomes law in Canada, it could have economic and operational consequences for U. S. Steel. It is impossible to estimate the timing or impact of these or other future government action on U. S. Steel.

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

For further information, see “Item 1A. Risk Factors,” Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

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

The emission limitations for ironmaking and steelmaking sources could become more stringent if EPA’s residual risk analysis indicates that additional controls are necessary. EPA is required to complete this residual risk analysis by 2011. The Iron and Steel MACT is subject to a legal challenge by Sierra Club. In June 2010, the United States Court of Appeals for the District of Columbia Circuit granted EPA’s motion for voluntary remand of the Iron and Steel MACT. EPA is in the process of generating an information collection request to develop the revised MACT. The impact of this risk analysis and any subsequent changes cannot be estimated at this time.

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

States were required to demonstrate compliance with the 1997 fine particle standard by April 2010, unless EPA granted the state or local jurisdiction an extension. Extensions may be granted through April 2015. Many states and jurisdictions in which U. S. Steel operates received a five year extension, requiring that the area demonstrate compliance by April 2015. In addition, the annual standard could change based upon the remand noted above. If the standard is changed, states will be required to modify their state implementation plans (SIPs) to meet the new standard.

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

Effective May 2008, EPA lowered its ground level ozone air quality standards, which could affect sources of nitrogen oxide and volatile organic compounds, including coke plants, and iron and steel facilities. However, in response to a legal challenge of the May 2008 ground level ozone NAAQS, EPA has proposed to lower the NAAQS from what was promulgated in May 2008. EPA has stated it will promulgate a final rule with a lower NAAQS for ozone by July 2011. EPA is required to issue final designations of attainment, nonattainment and unclassifiable areas no later than March 2011 for the standard promulgated in May 2008. In addition, EPA will need to again designate areas pursuant to any standard promulgated in July 2011. The designations would be two years (with up to one year extension) from the date of promulgation of the new standard. States must submit SIPs outlining how they will reduce pollution to meet the standards by a date that is no later than three years after EPA’s final designations. If EPA issues designations in 2011 as it has indicated, these plans would be due no later than 2014. States are required to meet the standards by deadlines that may vary based on the severity of the problem in the area. It is anticipated that the ozone NAAQS revisions could result in significant costs to U. S. Steel; however, it is impossible to estimate the magnitude of these costs at this time since the implementation dates are unknown and distant.

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

Remediation

A significant portion of U. S. Steel’s currently identified environmental remediation projects relate to the remediation of former and present operating locations. A number of these locations were sold by U. S. Steel and are subject to cost-sharing and remediation provisions in the sales agreements. Projects include remediation of the Grand Calumet River, remediation of the former Geneva Works and the former Duluth Works and the closure of permitted hazardous and non-hazardous waste landfills.

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

Employees

As of December 31, 2010, U. S. Steel had approximately 23,000 employees in North America and approximately 19,000 in Europe

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by collective bargaining agreements with the USW entered into effective September 1, 2008 (the 2008 CBAs) that expire in September 2012. The 2008 CBAs resulted in wage increases ranging from $0.65 to $1.00 per hour as of the effective date. Each subsequent September 1 thereafter during the contract term, employees will receive a four percent wage increase. The 2008 CBAs also require U. S. Steel to make annual $75 million contributions to a restricted account within our trust for retiree health care and life insurance during the contract period. In early 2009, we reached agreement with the USW to defer the 2009 contribution until 2012. In

2010, we reached agreement with the USW to defer our 2010 contribution until 2014. Further, in accordance with an agreement with the USW, U. S. Steel has elected to use the $75 million contribution made in 2008 to pay current retiree healthcare and life insurance claims and will make up the contribution in 2013. The 2008 CBAs also provide for pension and other benefit enhancements for both current employees and retirees (see Notes 17 and 19 to the Financial Statements). At USSC the collective bargaining agreement with the USW covering employees at Lake Erie Works expires in April 2013. The collective bargaining agreement with the USW covering employees at Hamilton Works expired in July of 2010. A work stoppage commenced on November 7, 2010 and is continuing. All of the agreements in North America contain no-strike clauses. A small number of workers at some of our North American facilities and at our transportation operations are covered by agreements with the USW or other unions that have varying expiration dates.

In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires in March 2012. Represented employees at USSS are covered by a collective bargaining agreement that expires in December 2012. Wage increases have been agreed to for all years for both USSE agreements.

Available Information

U. S. Steel’s Internet address is www.ussteel.com. We post our annual report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statement and our interactive data files to our website as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (SEC). We also post all press releases and earnings releases to our website.

All other filings with the SEC are available via a direct link on the U. S. Steel website to the SEC’s website, www.sec.gov.

Also available on the U. S. Steel website are U. S. Steel’s Corporate Governance Principles, our Code of Ethical Business Conduct and the charters of the Audit Committee, the Compensation & Organization Committee and the Corporate Governance & Public Policy Committee of the Board of Directors. These documents and the Annual Report on Form 10-K are also available in print to any shareholder who requests them. Such requests should be sent to the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-2998).

U. S. Steel does not intend to incorporate into this document the contents of any website or the documents referred to in the immediately preceeding paragraph.

Other Information

Information on net sales, depreciation, capital expenditures and income from operations by reportable segment and for Other Businesses and on net sales and assets by geographic area are set forth in Note 3 to the Financial Statements.

For significant operating data for U. S. Steel for each of the last five years, see “Five-Year Operating Summary (Unaudited)” on pages F-59 and F-60.

Item 1A. RISK FACTORS

Risk Factors Related to the Difficult Economic Conditions

All segments of our business continue to be impacted by the difficult economic conditions that began with the global economic recession in 2008 and such impacts have created certain new risks and have also affected the other risks set forth below. U. S. Steel cannot predict the duration of the difficult economic conditions and the trajectory of the recovery but both will have a significant impact on U. S. Steel.

U. S. Steel and its end-product markets continue to be impacted by challenging economic conditions.

The global economic recession that began in 2008 resulted in significantly lower demand and prices across all of our segments and major markets.

	2010	2009	2008
Average realized price: ($/net ton)
Flat-rolled	675	651	780
U. S. Steel Europe	705	637	932
Tubular	1,494	1,755	2,041

Steel Shipments:
Flat-rolled	15,301	9,861	16,845
U. S. Steel Europe	5,464	4,463	5,651
Tubular	1,551	657	1,952

Total Steel Shipments	22,316	14,981	24,448

Raw Steel-Capability Utilization:
Flat-rolled	76%	48%	79%
U. S. Steel Europe	82%	69%	87%

Consolidated net (loss) income attributable to United States Steel Corporation	$(482)	$(1,401)	$2,112

Consolidated net (loss) income per diluted share attributable to United States Steel Corporation	$(3.36)	$(10.42)	$17.96

While some of our end customer markets supplied by our Flat-rolled and USSE segments, such as automotive, saw modest recoveries during 2010, others, such as construction, remain severely depressed. Oil and gas drilling activity remains below 2008 levels, which has resulted in lower customer demand for the products of our Tubular segment. Our operating levels and prices may remain at depressed levels until our customers’ demand increases. We face the additional risk of further declines if economic conditions worsen.

China and certain other steel markets were affected less by the global recession and rebounded more quickly in some cases to and even beyond 2008 levels. As a result, steel production serving these markets has increased, which has caused prices for iron ore, metallurgical coal and other raw materials to increase. This development has and will continue to cause our costs to increase regardless of the state of recovery in our end markets.

U. S. Steel may need to substantially increase working capital as market conditions and order levels continue to improve.

As business conditions have started to recover, our working capital requirements have increased and any future increases may require us to draw upon our credit facilities. In general, availability under our 2007 five-year $750 million revolving credit facility, which was amended and restated in 2009, (Amended Credit Agreement) is limited to a monthly borrowing base of certain eligible domestic inventory and availability under our Receivables Purchase Agreement (RPA) is limited to eligible receivables. Any borrowings would increase our cost, and we may not have sufficient eligible inventory and receivables to borrow the amounts we need. In addition, if availability under the Amended Credit Agreement falls below the greater of 15 percent of the total aggregate commitments and $112.5 million, we would also be subject to a fixed charge coverage ratio covenant. The USSS €20 million credit facility and overdraft facility of up to 1 billion Serbian dinars (which together totaled approximately $39 million at December 31, 2010) also contain a borrowing base limit based upon inventory values.

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

U. S. Steel’s joint ventures and other equity investees are also being affected by ongoing challenging economic conditions.

U. S. Steel’s joint ventures and other equity affiliates are also engaged in the production of steelmaking raw materials and finishing of flat-rolled and tubular products. As such, they face many of the same issues we do. Since these entities are smaller than U. S. Steel, they may have fewer resources available to them to respond to ongoing challenging economic conditions.

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

Over the last several years, steel consumption in China and other developing economies has increased at a rapid pace. Steel companies have responded by rapidly increasing steel production capability in those countries and published reports state that further capacity increases are likely. Steel production capability, especially in China, now appears to be well in excess of China’s home market demand. Because China is now the largest worldwide steel producer by a significant margin, any excess Chinese supply could have a major impact on world steel trade and prices if this excess and subsidized production is exported to other markets. Since the Chinese steel industry is largely government owned, it has not been as adversely impacted by the ongoing difficult economic conditions, and it can make production and sales decisions for non-market reasons.

Increased imports of steel products into North America and Europe could negatively affect steel prices and demand levels and reduce our profitability.

Steel imports to the United States accounted for an estimated 22 percent of the domestic steel market in 2010, 22 percent in 2009 and 24 percent in 2008. Foreign competitors may have lower labor costs, and some are owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions.

Imports of tubular products to the United States increased significantly beginning in 2008. Oil country tubular goods (OCTG) imports accounted for a large share of the growth, as they have more than doubled over 2007 levels. Imports of OCTG from China registered the most dramatic increase as they grew from 900 thousand tons in 2007 to nearly 2.3 million tons in 2008. The U.S. market experienced a surge in tubular imports in the second half of 2008 that resulted in record OCTG inventories by the end of the year, which affected demand in 2009. Chinese imports of seamless standard line and pressure pipe increased by more than 290 percent in the three months after the filing of antidumping and countervailing duty petitions in September 2009, as compared to the three months prior to the filing.

Imports of flat-rolled steel to Canada accounted for an estimated 39 percent of the Canadian market for flat-rolled steel products in 2010, 35 percent in 2009 and 24 percent in 2008.

Total imports of flat-rolled carbon steel products to the EU27 (the 27 countries currently comprising the EU) were 14 percent of the EU market in 2010, 15 percent in 2009 and 19 percent in 2008.

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

U. S. Steel and other steel producers have periodically been faced with problems in obtaining sufficient raw materials and energy in a timely manner due to delays or defaults by suppliers, shortages or transportation problems (such as shortages of barges, ocean vessels, rail cars or trucks, or disruption of rail lines, waterways or natural gas transmission lines), resulting in production curtailments. We do not produce enough coke to meet our global requirements and our coke production capability is likely to decline over the next several years given that some of our existing coke batteries in the United States are approaching the end of their useful lives. As a result, we may be further exposed to risks concerning pricing and availability of coke from third parties. USSE purchases substantially all of its iron ore and coking coal requirements from outside sources. USSE is also dependent upon availability of natural gas produced in Russia and transported through Ukraine. USSE experienced natural gas supply curtailments during Russia’s suspension of natural gas shipments to Europe in January 2009, resulting in steel production curtailments, escalated costs and reduced profit margins. Any future curtailments and escalated costs may further reduce profit margins.

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

The integrated steel process involves a series of chemical reactions involving carbon that create CO2. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating greenhouse gas emissions for certain facilities and has implemented various reporting requirements. In the last Congress, legislation was passed in the House of Representatives and introduced in the Senate. We do not know what action, if any, may be taken by the new Congress. The EU has established greenhouse gas regulations and Canada has published details of a regulatory framework for greenhouse gas emissions. For a discussion of these, see “PART I – Business – Environmental Matters.” We cannot predict the final requirements that may be adopted in the United States and Canada, or the form of future actions that may be taken by the EU; however, such limitations could entail substantial costs for emission allowances restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems, which could have a negative effect on results of operations and cash flows. Since mini-mill production does not involve the same chemical reactions as integrated production, mini-mills may have a competitive advantage. Also, since China and many other developing nations have not instituted greenhouse gas regulations, and since past international agreements such as the Kyoto Protocol provided exemptions and lesser standards for developing nations, we may also be at a competitive disadvantage with certain foreign steel producers. Many of our customers in the United States, Canada and Europe may experience similar impacts, which could result in decreased demand for our products.

Risk Factors Concerning U. S. Steel Legacy Obligations

Our retiree health care and retiree life insurance plan costs, most of which are unfunded obligations, and our pension plan costs in North America are higher than those of many of our competitors. These plans create a competitive disadvantage and negatively affect our results of operations and cash flows.

We maintain retiree health care and life insurance and defined benefit pension plans covering most of our North American employees and former employees upon their retirement. As of December 31, 2010, approximately 129,000 current employees, retirees and beneficiaries are participating in the plans to receive pension and/or medical benefits. At December 31, 2010, on an accounting basis, U. S. Steel’s retiree medical and life insurance plans were underfunded by $2.9 billion and our pension plans were underfunded by $2.0 billion.

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

U. S. Steel contributes to a multiemployer plan domestically for USW-represented employees formerly employed by National Steel and represented employees hired after May 2003 called the Steelworkers Pension Trust (SPT). We have legal and contractual requirements for future funding of this plan, which may have a negative effect on our cash flows. The collective bargaining agreements with the USW entered into effective September 1, 2008 (the 2008 CBAs) increased our required contributions to this plan from $1.80 to $2.65 per hour. In addition, funding requirements for participants could increase as a result of any underfunding of this plan.

The turmoil in financial markets during 2008 led to significant declines in the value of equity investments that are held by the trusts under our pension plans and the trust to pay for retiree health care and life insurance benefits. While some of these losses were recovered in 2009 and 2010, the 2008 losses have contributed to the underfunded position at December 31, 2010. We may be required or may choose to make substantial contributions to these plans.

Despite the global recession, domestic health care costs continue to increase each year, and could accelerate due to inflationary pressures on the overall health care trend rates. These pressures may in part stem from requirements legislated by the Patient Protection and Affordable Care Act enacted in 2010. This will adversely impact our results of operations and cash flow.

Many domestic and international competitors do not provide retiree health care and life insurance or defined benefit pension plans, and other international competitors operate in jurisdictions with government sponsored retirement and health care plans that may offer them a cost advantage. Benefit obligations under our plans are not tied to operating rates; therefore, our costs are not expected to decline as a result of the continuing difficult economic conditions or any other future economic downturns.

We have higher environmental remediation costs than our competitors. This creates a competitive disadvantage and negatively affects our results of operations and cash flows.

U. S. Steel is involved in numerous remediation projects at currently operating facilities, facilities that have been closed or sold to unrelated parties and other sites where material generated by U. S. Steel was deposited. In addition, there are numerous other former operating or disposal sites that could become the subject of remediation. For example, we recorded a charge of $49 million in 2009 in connection with the expanded scope of remediation at our former Geneva Works bringing the total liability for this site to $66 million as of December 31, 2010.

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

Our steel production depends on the operation of critical structures and pieces of equipment, such as blast furnaces, casters, hot strip mills and various structures and operations that support them. It is possible that we could experience prolonged periods of reduced production and increased maintenance and repair costs due to equipment failures at our facilities or those of our key suppliers. For example, we experienced a structural failure at Gary Works in 2010 that disrupted operations for several weeks. It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents and severe weather conditions. We are also exposed to similar risks involving major customers and suppliers such as force majeure events of raw materials suppliers that have occurred and may occur in the future. Production at USSE was curtailed in January 2009 due to the suspension of natural gas deliveries to Europe from Russia transported through Ukraine and we remain vulnerable to this risk. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions (such as shortages of barges, ocean vessels, rail cars or trucks, or unavailability of rail lines or of locks on the Great Lakes or other bodies of water). To the extent that lost production could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and our unit production costs could be adversely affected.

We may be adversely impacted by volatility in prices for raw materials, energy, and steel.

In 2010, approximately 65 percent of U. S. Steel’s Flat-rolled segment sales in the United States are based on sales contracts with volume commitments and durations of at least one quarter, while lesser percentages of Tubular and USSE segment sales are made pursuant to such contacts. These contracts generally have a fixed price or a price that will fluctuate with changes in a defined index and do not always have firm volume commitments. During periods of rapid escalation of raw materials, energy and other costs such as was experienced in 2008 and 2010, U. S. Steel may not be able to recover these cost increases from customers with existing fixed price agreements. Conversely, some purchase contracts require annual commitments and in periods of rapid decline, such as 2009, U. S. Steel may be faced with having agreed to purchase raw materials and energy at prices that are above the then current market price or in greater volumes than required. If steel prices decline, our profit margins on market-based indexed contracts and spot business will be reduced.

Declines in the production levels of our major customers could have an adverse effect on our financial position, results of operations and cash flow.

Our Flat-rolled and USSE segments sell to the automotive, service center, converter, appliance and construction-related industries, all of which have been significantly impacted by the ongoing difficult economic conditions. Low demand from customers in these key markets may adversely affect our results of operations.

The terms of our indebtedness contain provisions that may limit our flexibility.

The Amended Credit Agreement is secured by a lien on a majority of our domestic inventory and certain of our accounts receivable and includes a fixed charge coverage ratio covenant that applies when availability under the Amended Credit Agreement is less than $112.5 million. Because the Amended Credit Agreement was undrawn throughout 2010, this covenant was not applicable, but based on the four quarters ended December 31, 2010, we would not have met this covenant. The value or levels of inventory may decrease or we may not be able to meet this covenant in the future, and either or both of these situations would limit our ability to borrow under the Amended Credit Agreement. We also amended our Receivables Purchase Agreement during 2010 to increase the maximum amount of receivables eligible for sale to $525 million. Reductions in accounts receivable would limit our ability to sell receivables.

In general, availability under the Amended Credit Agreement is limited to a monthly borrowing base for certain eligible domestic inventory. Inventory reductions could limit availability to less than the potential $750 million. If availability under the Amended Credit Agreement falls below the greater of 15 percent of the total aggregate commitments and $112.5 million, we would also be subject to a fixed charge coverage ratio covenant. The USSS €20 million credit facility and overdraft facility of up to 1 billion Serbian dinars (which together totaled approximately $39 million at December 31, 2010) also contain a borrowing base limit based upon inventory values. This may be a particular problem as market conditions and order levels continue to improve and U. S. Steel needs the liquidity to rebuild working capital. We have granted the lenders under the Amended Credit Agreement a secured position in our most liquid assets, which may be a detriment to other creditors.

The Amended Credit Agreement, our Senior Convertible Notes issued in 2009 and our $2.2 billion of Senior Notes issued in 2007 and 2010 also contain covenants restricting our ability to create liens and engage in sale-leasebacks. Additionally, the repayment of amounts outstanding under the Amended Credit Agreement and repurchase of the Senior Convertible Notes and Senior Notes is required upon a change of control under specified circumstances, as well as other customary provisions. The Amended Credit Agreement, the Senior Convertible Notes and the RPA have provisions that certain defaults under a material debt obligation could cause a default under the Amended Credit Agreement or the Senior Convertible Notes or termination of the RPA. These terms may affect our liquidity, our ability to operate our business and may limit our ability to take advantage of potential business opportunities.

Under the terms of the separation from Marathon Oil Corporation (Marathon), we are required to provide for the discharge of their obligations under $196 million of environmental revenue bonds.

Under the terms of the separation from Marathon, we are obligated to provide for the discharge of Marathon from any liability under $196 million of environmental revenue bonds by December 31, 2011. If we are not able to arrange for the refinancing of these bonds as our sole obligation, we will be required to pay $198 million, which includes $2 million of call premiums, to call the bonds no later than December 31, 2011. There is no assurance that we will be able to arrange such refinancing or of the terms thereof.

Rating agencies may downgrade our credit ratings, which would make it more difficult for us to raise capital and would increase our financial costs.

Any downgrades in our credit ratings may make raising capital more difficult, may increase the cost and affect the terms of future borrowings, may affect the terms under which we purchase goods and services and may limit our ability to take advantage of potential business opportunities.

“Change in control” clauses in our financial and labor agreements grant the other parties to those agreements rights to accelerate obligations and to terminate or extend our labor agreements.

Upon the occurrence of “change in control” events specified in our Senior Notes, Amended Credit Agreement, Senior Convertible Notes and various other contracts and leases, the holders of our indebtedness may require us to immediately repurchase or repay that debt on less than favorable terms. Additionally, the 2008 CBAs give the USW the right to either terminate or extend the collective bargaining agreements for an additional four years. Among other things, these provisions may make a takeover of U. S. Steel more difficult.

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

Actions taken by the U.S. government could affect our results of operations and cash flow. For example, President Obama’s administration has proposed significant changes to U.S. tax law, such as the elimination of the last-in first-out (LIFO) inventory costing method, which could negatively affect our profitability and cash flow if they are enacted

USSK, located in Slovakia, USSS, located in Serbia, and USSC, located in Canada, constitute 39 percent of our global raw steel production capability. All of them are subject to economic conditions and political factors in the countries in which they are located, and USSK is additionally subject to economic conditions and political factors associated with the EU and the euro currency. Changes in any of these economic conditions or political factors could negatively affect our results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, government instability, civil unrest, increased regulation and quotas, tariffs and other protectionist measures.

Any future foreign acquisitions or expansions could expose us to similar risks.

We are subject to significant foreign currency risks, which could negatively impact our profitability and cash flows.

Our foreign operations accounted for approximately 34 percent of our net sales in 2010. The financial condition and results of operations of USSK, USSS and USSC are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The appreciation of the U.S. dollar against these foreign currencies could have a negative impact on our consolidated results of operations.

In addition, international cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can have a non-cash impact on income when they are remeasured at the end of each period. A $1.6 billion U.S. dollar-denominated intercompany loan from a U.S. subsidiary to a European subsidiary was the primary exposure at December 31, 2010.

Any future foreign acquisitions or expansions may increase such risks.

Our business requires substantial expenditures for debt service, obligations, capital investment, operating leases and maintenance that we may be unable to fund.

With $3.7 billion of debt outstanding as of December 31, 2010, we have significant debt service requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2010, total capital expenditures were $3.2 billion. At December 31, 2010, our contractual commitments to acquire property, plant and equipment totaled $667 million and we were obligated to make aggregate lease payments of $170 million under operating leases.

In addition to capital expenditures and lease payments, we spend significant amounts for maintenance of raw material, steelmaking and steel-finishing facilities.

As of December 31, 2010, we had contingent obligations consisting of indemnity obligations under active surety bonds, trusts and letters of credit totaling approximately $164 million and contractual purchase commitments, including “take or pay” arrangements, totalling approximately $12.4 billion.

Our business may not generate sufficient operating cash flow or external financing sources may not be available in amounts sufficient, to enable us to service or refinance our indebtedness or to fund other liquidity needs. The limitations under our Amended Credit Agreement and RPA, described above, may limit our availability to draw upon these facilities. We intend to indefinitely reinvest undistributed foreign earnings outside the United States; however, if we need to repatriate funds in the future to satisfy our liquidity needs, the tax consequences would reduce income and cash flow.

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

While other domestic integrated unionized steel producers have similar requirements in their agreements with the USW, non-union producers are not subject to such requirements.

We are at risk of labor stoppages.

The collective bargaining agreement at the Hamilton Works expired in July 2010 and there has been a work stoppage since November 7, 2010. We are also at risk for work stoppages at other locations as their collective bargaining agreements expire or if unauthorized job actions occur.

There are risks associated with past acquisitions, as well as any acquisitions we may make in the future.

Our acquisitions of Lone Star Technologies, Inc. (Lone Star) and Stelco, Inc. (Stelco) created goodwill on our balance sheet which totaled $1.8 billion as of December 31, 2010, and which exposes us to the risk of future impairment charges. Our Flat-rolled reporting unit was allocated goodwill from the Stelco and Lone Star acquisitions in 2007 and our Texas Operations reporting unit, which is part of our Tubular operating segment, was allocated goodwill from the Lone Star acquisition. Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. Fair value is determined based on consideration of the income, market and cost approaches as applicable in accordance with the guidance in Accounting Standards Codification (ASC) Topic 820.

If business conditions deteriorate or other factors have an adverse effect on our estimates of discounted future cash flows or compound annual growth rate, future tests of goodwill impairment may result in an impairment charge. The assumptions used will have a large impact on the conclusions reached in future tests. As of December 31, 2010, the Flat-rolled and Texas Operations reporting units have $922 million and $834 million of goodwill, respectively. The 2010 annual goodwill impairment test showed that the estimated fair values of our Flat-rolled and Texas Operations reporting units exceeded their carrying values by approximately $2.0 billion and $400 million, respectively. A 100 basis point increase in the discount rate, a critical assumption in which even a minor change can have a significant impact on the estimated fair value of the reporting unit, would decrease the fair value of the Flat-rolled and Texas Operations reporting units by approximately $1.5 billion and $260 million, respectively.

The Lone Star acquisition increased our tubular production capacity by more than 50 percent and the Stelco acquisition increased our North American steelmaking capability by 25 percent, thereby increasing our exposure to cyclical downturns in historically cyclical industries such as oil and gas, service center, conversion, automotive, construction and appliance.

The success of any future acquisitions will depend substantially on the accuracy of our analysis concerning such businesses and our ability to complete such acquisitions on favorable terms, to finance such acquisitions and to integrate the acquired operations successfully with existing operations. If we are unable to integrate new operations successfully, our financial results and business reputation could suffer. Our acquisitions in 2007 involved purchase prices significantly higher than the prices we paid for our acquisitions in 2003. Such prices will make it more difficult to achieve adequate financial returns. Additional risks associated with acquisitions are the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience. International acquisitions may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations and countries. Antitrust and other laws in foreign jurisdictions may prevent us from completing acquisitions.

There are risks associated with existing and potential accounting and tax requirements.

We do not recognize a tax benefit for pre-tax losses in jurisdictions where we have recorded a full valuation allowance for accounting purposes. As a result, the pre-tax losses associated with USSS and USSC do not provide any tax benefit for accounting purposes. Significant changes in the mix of pre-tax results among the jurisdictions in which we operate could have a material impact on our effective tax rate. Similarly, our use of intercompany loans has and in the future may have significant impacts on our financial statements as a result of foreign currency accounting remeasurement effects. Potential future accounting changes could negatively affect our profitability and cash flow. Even if the impacts are non cash they may materially impact perceptions and judgments about us by rating agencies and investors. Changes in tax law, such as the elimination of the LIFO method of accounting for inventories, could also negatively affect our profitability and cash flow.

We may be subject to litigation, the resolution of which could negatively affect our profitability and cash flow in a particular period.

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

Over the last few years we had intensified our recruitment, training and retention efforts so that we may continue to optimally staff our operations, but we instituted a freeze on hiring in early 2009 in response to the global economic recession. If we are unable to hire sufficient qualified replacements for those leaving, our future performance may be adversely impacted. With respect to our represented employees, we may be adversely impacted by the loss of employees who retired or obtained other employment during the time they were laid off or subject to a work stoppage such as currently exists at Hamilton Works.

We may experience difficulties implementing our enterprise resource planning (ERP) system.

We continue to deploy an ERP system at our various locations to help us operate more efficiently. This is a complex project, which is expected to be implemented in several phases over the next few years. We may not be able to successfully implement the ERP program without experiencing difficulties. In addition, the expected benefits of implementing the ERP system may not be realized or the costs of implementation may outweigh the realized benefits. We modified the implementation schedule in early 2009 to reduce near-term costs. This action will delay the realization of benefits from this project and may add to final project costs.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following tables list U. S. Steel’s main properties, their locations and their products and services:

North American Operations

Property	Location	Products and Services
Gary Works	Gary, Indiana	Slabs; Sheets; Tin mill; Strip mill plate; Coke
Midwest Plant	Portage, Indiana	Sheets; Tin mill
East Chicago Tin	East Chicago, Indiana	Tin mill
Great Lakes Works	Ecorse and River Rouge, Michigan	Slabs; Sheets
Mon Valley Works
Irvin Plant	West Mifflin, Pennsylvania	Sheets
Edgar Thomson Plant	Braddock, Pennsylvania	Slabs
Fairless Plant	Fairless Hills, Pennsylvania	Galvanized sheets
Clairton Plant	Clairton, Pennsylvania	Coke
Granite City Works	Granite City, Illinois	Slabs; Sheets; Coke
Lake Erie Works	Nanticoke, Ontario, Canada	Slabs; Sheets; Coke
Hamilton Works	Hamilton, Ontario, Canada	Slabs; Sheets; Coke
Fairfield Works	Fairfield, Alabama	Slabs; Rounds; Sheets; Seamless Tubular
USS-POSCO Industries(a)	Pittsburg, California	Sheets; Tin mill
PRO-TEC Coating Company(a)	Leipsic, Ohio	Galvanized sheets
Double Eagle Steel Coating Company(a)	Dearborn, Michigan	Galvanized sheets
Double G Coatings Company, L.P.(a)	Jackson, Mississippi	Galvanized and Galvalume® sheets
Worthington Specialty Processing(a)	Jackson, Canton and Taylor, Michigan	Steel processing
Feralloy Processing Company(a)	Portage, Indiana	Steel processing
Chrome Deposit Corporation(a)	Various	Roll processing
Acero Prime, S.R.L. de C.V.(a)	San Luis Potosi and Ramos Arizpe, Mexico	Steel processing; Warehousing
Baycoat Limited Partnership(a)	Hamilton, Ontario, Canada	Steel processing
D.C. Chrome Limited(a)	Stony Creek, Ontario, Canada	Roll processing
Lorain Tubular Operations	Lorain, Ohio	Seamless Tubular
Texas Operations	Lone Star, Texas	Welded Tubular
Bellville Operations	Bellville, Texas	Welded Tubular
Wheeling Machine Products	Pine Bluff, Arkansas and Hughes Springs and Houston, Texas	Tubular couplings
Tubular Processing Services	Houston, Texas	Tubular processing
Tubular Threading and Inspection Services	Houston, Texas	Tubular threading, inspection and storage services
United Spiral Pipe, LLC(a)	Pittsburg, California	Spiral Welded Tubular
Minntac iron ore operations	Mt. Iron, Minnesota	Iron ore pellets
Keetac iron ore operations	Keewatin, Minnesota	Iron ore pellets
Hibbing Taconite Company(a)	Hibbing, Minnesota	Iron ore pellets
Tilden Mining Company(a)	Ishpeming, Michigan	Iron ore pellets
Transtar	Alabama, Indiana, Michigan, Ohio, Pennsylvania, Texas	Transportation services (railroad and barge operations)
(a)	Equity investee

Other Operations

Property	Location	Products and Services
U. S. Steel Košice	Košice, Slovakia	Slabs; Sheets; Tin mill; Strip mill plate; Tubular; Coke; Radiators; Refractories
U. S. Steel Serbia	Smederevo, Šabac and Kučevo, Serbia	Slabs; Sheets; Tin mill; Strip mill plate; Limestone
Apolo Tubulars S.A.(a)	Lorena, Sao Paulo, Brazil	Welded Tubular
(a)	Equity investee

U. S. Steel and its predecessors (including Lone Star and Stelco) have owned their properties for many years with no material adverse claims asserted. In the case of Great Lakes Works, Granite City Works, the Midwest Plant and Keetac iron ore operations acquired from National Steel in 2003; the Smederevo, Šabac and Kučevo, Serbia operations acquired by U. S. Steel in 2003; and the Lake Erie Works and Hamilton Works of U. S. Steel Canada acquired in 2007; U. S. Steel or its subsidiaries are the beneficiaries of bankruptcy laws and orders providing that properties are held free and clear of past liabilities. In addition, U. S. Steel or its predecessors obtained title insurance, local counsel opinions or similar protections when the major properties were initially acquired.

The slab caster facility at Fairfield, Alabama is subject to a lease. The final lease payment is due in December 2012 and the lease term expires in June 2013, subject to additional extensions. A coke battery at Clairton, Pennsylvania is subject to a lease through 2012, at which time title will pass to U. S. Steel. At the Midwest Plant in Indiana, U. S. Steel has a supply agreement for various utility services with a company which owns a cogeneration facility located on U. S. Steel property. The Midwest Plant agreement expires in 2013. The headquarters office space in Pittsburgh, Pennsylvania used by U. S. Steel is leased through 2018.

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

Asbestos Litigation

As of December 31, 2010, U. S. Steel was a defendant in approximately 550 active cases involving approximately 3,090 plaintiffs. At December 31, 2009, U. S. Steel was a defendant in approximately 440 active cases involving approximately 3,040 plaintiffs. During 2010, settlements and dismissals resulted in the disposition of approximately 200 claims and U. S. Steel paid approximately $8 million in settlements. New filings added approximately 250 claims.

About 2,600, or approximately 84 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2010, 2009 and 2008 involve individual or small groups of claimants.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 230 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The following table shows activity with respect to asbestos litigation:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
2008	3,000	400	450	3,050	$13
2009	3,050	200	190	3,040	$7
2010	3,040	200	250	3,090	$8

The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. The vast majority of pending claims against us allege so-called “premises” liability-based exposure on U. S. Steel’s current or former premises. These claims may be made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers. In most cases, the claimant also was exposed to asbestos in non-U. S. Steel settings; the relative periods of exposure between U. S. Steel and non-U. S. Steel settings vary with each claimant; and the strength or weakness of the causal link between U. S. Steel exposure and any injury vary widely as do the nature and severity of the injury claimed.

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, although the resolution of such matters could significantly impact results of operations for a particular period. Among the factors considered in reaching this conclusion are: (1) the generally declining trend in the number of claims; (2) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (3) U. S. Steel’s history of trial outcomes, settlements and dismissals.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Environmental Proceedings

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2010, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

At December 31, 2010, U. S. Steel had been identified as a PRP at a total of 21 CERCLA sites where liability is not resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for cleanup and remediation costs will be between $1 million and $5 million for 3 of these sites, will be between $100,000 and $1 million per site for 7 of these sites, and will be under $100,000 per site for 9 of these sites. At 2 other sites, management estimates U. S. Steel’s share in the future cleanup costs to be $33 million, although it is not possible to accurately predict the amount of final allocation of such costs. One site is known as the Municipal & Industrial Disposal Co. site in Elizabeth, Pennsylvania. In October 1991, the Pennsylvania Department of Environmental Resources placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation, which was issued in 1997. U. S. Steel and the Pennsylvania Department of Environmental Protection (PADEP) signed a Consent Order and Agreement on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. In 2003 the Consent Order and Agreement became final. U. S. Steel has completed the remedial design for this site and it is being reviewed by PADEP. The other site is the former Duluth Works, which was listed by the Minnesota Pollution Control Agency (MPCA) under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The U.S. Environmental Protection Agency (EPA) has included the Duluth Works site with the St. Louis River Interlake Duluth Tar site on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel has prepared a conceptual habitat enhancement plan (HEP) that includes measures to address contaminated sediments in the St. Louis River Estuary. MPCA (on behalf of EPA) has completed its second five-year review for the site. As a result, additional data collection will be required to address data gaps identified in the five-year review and corrective measures will be required to address the recently discovered areas of contamination on the upland property. Study, investigation and oversight costs along with implementation of corrective measures on the upland property and implementation of the HEP are currently estimated at $26 million.

In addition, there are 9 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.

Other Remediation Activities

There are 42 additional sites where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 12 of these sites will be under $100,000 per site, another 17 sites have potential costs between $100,000 and $1 million per site, and 7 sites may involve remediation costs between $1 million and $5 million per site. As described below, costs for remediation, investigation, restoration or compensation are estimated to be in excess of $5 million per site at 3 sites. Potential costs associated with remediation at the remaining 3 sites are not presently determinable.

Gary Works

On January 26, 1998, pursuant to an action filed by the EPA in the United States District Court for the Northern District of Indiana titled United States of America v. USX, U. S. Steel entered into a consent decree with EPA which resolved alleged violations of the Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. On March 4, 2010, EPA provided written confirmation that the project objectives of the sediment remediation project have been satisfied and, as such, the consent decree shall terminate upon a joint motion by U. S. Steel, EPA and the U.S. Department of Justice. As of December 31, 2010, project costs have amounted to $60.4 million. The Corrective Action Management Unit (CAMU), which received dredged materials from the Grand Calumet River, is expected to be used, following EPA approval, for containment of approved material from other corrective measures conducted at Gary Works pursuant to an Administrative Order on Consent (1998) for corrective action. Maintenance activities at the CAMU are anticipated to be an additional $567,000 through December 2011. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel, following the Court’s termination of the Clean Water Act consent decree, will pay the public trustees $1.0 million for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. The costs required to complete the ecological restoration work are estimated to be $615,000. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $2 million at December 31, 2010.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. U. S. Steel has submitted a closure plan to the Indiana Department of Environmental Management (IDEM) for D2 and the known tar areas of the Refuse Area. U. S. Steel has proposed that the remainder of the Refuse Area be addressed as a Solid Waste Management Unit (SWMU) under corrective action. In addition, U. S. Steel has submitted a revised closure plan for T2 and separate closure plans for D5 and the TTP Area. IDEM approved the closure plans for D5, T2 and TTP Area on October 15, 2009, December 1, 2009 and June 23, 2010, respectively. Implementation of the D5 and TTP Area plans began during the third quarter of 2010 and is scheduled to be completed by December 31, 2011. Implementation of the T2 plan is expected to begin in the first quarter of 2011. The related accrued liability for estimated costs to close each of the hazardous waste sites and perform groundwater monitoring prior to closure is $2 million for D5 and TTP, $4 million for T2 and $11 million for D2 including a portion of the Refuse Area, as of December 31, 2010.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for SWMUs throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Through December 31, 2010, U. S. Steel had spent $29.7 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions. U. S. Steel received approval on a proposal to the EPA for a facility wide perimeter groundwater monitoring program and a sampling and analysis plan (SAP) for several SWMUs in the Solid Waste Management Areas east of the Vessel Slip Turning Basin. USS has also received a partial approval on a second SAP for a portion of the sediments behind the East Breakwall. Implementation of these programs continued during the fourth quarter of 2010. U. S. Steel will develop a proposal for a corrective measure to address impacted sediments in the West Grand Calumet Lagoon. For groundwater remediation, U. S. Steel has begun operation of a full scale groundwater treatment system approved by EPA as a Self-Implementing Stabilization Measure to address benzene impacted groundwater east of the vessel slip, and continues to operate a seasonal groundwater treatment system near the coke plant. The accrued liability for the proposed corrective action study related items, the West Grand Calumet Lagoon and groundwater remediation is approximately $18 million. U. S. Steel has submitted a proposal to EPA seeking approval to implement corrective measures necessary to address soil contamination at Gary Works. U. S. Steel estimates the minimum cost of the corrective measures for soil contamination to be approximately $3 million. Closure costs for the CAMU are estimated to be an additional $6 million. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for all of the above projects was approximately $27 million as of December 31, 2010, based on the estimated remaining costs.

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

On February 18, 2009, U. S. Steel received a letter from IDEM alleging that Gary Works was culpable for an ambient air quality exceedance for PM10 at the IITRI Monitoring Site. U. S. Steel responded to the letter on March 13, 2009. U. S. Steel met with IDEM on April 28, 2009 to resolve the issue. If Gary Works is determined to be culpable, U. S. Steel may be required to install and maintain two additional on-site PM10 monitoring stations per the December 2006 Air Agreed Order. In November 2010, U. S. Steel and IDEM amended the December 2006 Air Agreed Order to resolve the alleged ambient air quality PM10 exceedance matter. The resolution requires U. S. Steel to continue monitoring PM10 at the IITRI monitor through December 31, 2011; implement specific best management practices at the Sinter Plant storage piles; and to complete a Supplemental Environmental Project consisting of the installation of a compressed natural gas fueling station and adding at least seven CNG vehicles to its fleet by September 30, 2011, at a capital expenditure of approximately $490,000, which excludes the costs associated with the seven vehicles.

On April 13, 2009, Gary Works received an NOV from EPA Region 5 for alleged violations for New Source Review for reline of No. 13/14 during 2004-2005. U. S. Steel continues to meet with IDEM and EPA to negotiate resolution of the NOV. EPA has indicated that it has referred the matter to the Department of Justice.

Mon Valley Works

On March 17, 2008, U. S. Steel entered a Consent Order and Agreement (COA) with the Allegheny County Health Department (ACHD) to resolve alleged opacity limitation and pushing and traveling violations from older coke oven batteries at its Clairton Plant and to resolve alleged opacity violations from its Edgar Thomson Plant. The COA required U. S. Steel to pay a civil penalty of $301,800 to resolve past alleged violations addressed by the COA. U. S. Steel paid the civil penalty on March 25, 2008. The COA requires U. S. Steel to conduct interim repairs on existing batteries and make improvements at the Ladle Metallurgical Facility and Steelmaking Shop at the Edgar Thomson Plant. The March 2008 COA also requires that Batteries 7, 8 and 9 be shutdown by January 24, 2013 and Batteries 1, 2 and 3 be shutdown by August 11, 2015. On August 17, 2010, U. S. Steel entered into a Memorandum of Understanding (MOU) with ACHD that would require U. S. Steel to install two new Low Emissions Quench Towers to replace existing towers and to bring Batters 1, 2 and 3 into compliance and eliminate the requirement to shut them down. On September 30, 2010, U. S. Steel and ACHD amended the March 17, 2008 COA reflecting this change and Batteries 1, 2, and 3 are no longer required to be shutdown by August 2015, but U. S. Steel must certify compliance for these batteries by December 31, 2013. Batteries 7 through 9 were shutdown in April 2009. We are repairing existing Batteries 19 and 20 and we continue to make improvements on Batteries 1, 2 and 3 while we construct the new C Battery at the Clairton Plant. The costs of improvements at Batteries 1, 2 and 3 cannot be estimated at this time. In addition, as part of the September 2010 Amendment to the March 2008 COA, U. S. Steel is required to install and operate two new low emission quench towers at Clairton by December 31, 2013. U. S. Steel anticipates that the capital expenditures related to the construction of these two new low emission quench towers to be approximately $60 million. U. S. Steel is also completing upgrades at its Edgar Thomson Plant that would reduce emissions.

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

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. After the acquisition, U. S. Steel conducted further investigations of the East Side SWMU. As a result, U. S. Steel has submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010. The remaining cost to close the East Side SWMU is expected to be approximately $1 million and was recorded as an accrued liability as of December 31, 2010.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval of the Phase I report. While the RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at the Fairless Plant, U. S. Steel continues to maintain interim measures at the Fairless Plant and has completed investigation activities on specific parcels. No remedial activities are contemplated as a result of the investigations of these parcels. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $546,000. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See Note 27 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel paid a civil penalty of $1 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. ADEM is currently reviewing the Phase II RFI work plan. The remaining cost to develop and implement the Phase II RFI work plan is estimated to be $702,000. U. S. Steel completed the investigation and remediation of the Lower Opossum Creek which was performed under a joint agreement with Beazer, Inc. In 2006, U. S. Steel completed the remediation of Upper Opossum Creek at a cost of $2.95 million, with a remaining contingency of $18,000. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. In 2007, U. S. Steel completed the remediation of approximately two acres of land at the former Ensley coke plant. As of December 31, 2010, costs to complete the remediation of this area have amounted to $1.3 million. An additional $49,000 remains accrued for project contingencies at Ensley with an additional $65,000 accrued for an environmental assessment of contiguous properties. In total, the accrued liability for the projects described above was approximately $1 million as of December 31, 2010, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See Note 27 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (Ohio EPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. Those discussions resulted in the identification of ten SWMUs and three Areas of Concern (AOC) requiring further investigation and evaluation. In addition, U. S. Steel notified Ohio EPA in August 2009 of an additional SWMU based upon its’ field observations and a preliminary assessment. A Phase I RFI on the identified SWMUs and AOCs is complete and under review by Ohio EPA. As of December 31, 2010, U. S. Steel has spent $574,000 on studies at this site. Costs to complete additional studies are estimated to be $416,000. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See Note 27 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

On November 16, 2010, OEPA issued an NOV to USS Lorain Tubular for allegedly not submitting a complete and timely NOx RACT study, as required by OEPA RACT rules. While OEPA has not made a penalty demand to date, OEPA has alleged that a complete NOx RACT study was required to be submitted by December 22, 2008, but it did not receive U. S. Steel’s until July 24, 2009. To comply with OEPA NOx RACT rules, U. S. Steel will install ultra low NOx burners on the No. 4 seamless rotary furnace at an estimated capital expenditure of $3 million. U. S. Steel will commence construction on the ultra low NOx burners in mid-2011, with completion of the project in early 2012.

Great Lakes Works

On January 6, 2006, U. S. Steel received a proposed administrative consent order from the Michigan Department of Environmental Quality (MDEQ) that alleged violations of NPDES permits at the Great Lakes Works facility. On February 13, 2007, MDEQ and U. S. Steel agreed to a revised Administrative Consent Order (the Order) that resolves this matter. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identifies certain compliance actions that address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. One of the compliance actions addresses three river basins along the Detroit River and U. S. Steel has completed the corrective measure necessary to remove historical basin sediments from these areas. As of December 31, 2010, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements to obtain MDEQ approval. Work to modify the Cold Mill Wastewater Treatment Plant by rehabilitating four clarifiers, two wastewater conveyance pipelines, and the computer control system has been completed.

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

On July 1, 2010, U. S. Steel entered into a Memorandum of Understanding (MOU) with the Illinois EPA that requires the Granite City Works to achieve reductions in emissions of particulate matter. U. S. Steel will evaluate and install appropriate controls to achieve this purpose. To complete the obligations pursant to the MOU, U. S. Steel anticipates incurring a capital expenditure of approximately $30 million to install additional pollution controls at the Basic Oxygen Furnace.

On August 19, 2010, U. S. Steel notified the Illinois EPA (IEPA) that it could not certify compliance with air emission requirements for the coke plant with regards to coke doors and the coke scrubber car. U. S. Steel submitted compliance plans indicating that it would make repairs to the coke oven doors, certify compliance by February 28, 2011, evaluate the heating system and scrubber car by November 30, 2010 and update the compliance plan after the results of the evaluation are known. On November 8, 2010, U. S. Steel received a

Violation Notice from the IEPA alleging violations for coke oven door leaks and non-compliance for coke scrubber car. To date, no penalty demand has been made by IEPA regarding this matter. U. S. Steel and IEPA plan to meet to discuss resolution of the Violation Notice during the first quarter of 2011. U. S. Steel has completed its self-imposed obligations pursuant to the schedule it submitted to IEPA and plans to certify compliance by February 28, 2011.

To comply with the Illinois State NOx RACT rule, U. S. Steel will install Flue Gas Recirculation and Continuous Emission Monitors on Boilers 11 and 12 at Granite City Works, at a capital expenditure of approximately $3 million. U. S. Steel will also install a NOx continuous emissions monitor for the slab reheat furnaces at a capital expenditure of approximately $1 million.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an asset sales agreement and a permit issued by the Utah Department of Environmental Quality. U. S. Steel has developed and implemented several different work plans and as of December 31, 2010, U. S. Steel has spent $17.1 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel has recorded a liability of $66 million as of December 31, 2010, for our estimated share of the remaining costs of remediation, including the construction, waste management, closure and post closure of a CAMU.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidaries of U. S. Steel and POSCO Industries, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility, five of which require further remediation. Two SWMUs may not require further action pending a No Further Action decision by the California Department of Toxic Substances Control (DTSC). Of the five SWMUs requiring remediation, investigatory work has been completed at a coal tar pitch impacted soils area and a remedial workplan has been submitted to DTSC. U. S. Steel has also completed the investigation of the impacted groundwater SWMU at the former wire mill and expects an engineered remedial design plan to be ready for submission to the agency in 2011. Investigation of the three remaining SWMUs within the facility where arsenic impacted soils and groundwater have been delineated are ongoing and discussions with the DTSC regarding possible future corrective measures for these three SWMUs are in progress. While it is likely that corrective measures will be required at these SWMUs, it is not possible at this time to define a scope or estimate costs for what may be required by DTSC. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See Note 27 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Other

On December 20, 2002, U. S. Steel received a letter from the Kansas Department of Health & Environment (KDHE) requesting U. S. Steel’s cooperation in cleaning up the National Zinc site located in Cherryvale, Kansas, a former zinc smelter operated by Edgar Zinc from 1898 to 1931. In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order to conduct an investigation and develop remediation alternatives. Implementation of the preferred remedy was essentially completed in late 2007. The respondents are finalizing the Removal Action Summary report by addressing some minor site maintenance issues, deed restrictions and operating and maintenance plans for approval by KDHE. U. S. Steel and SSB continue to work with KDHE to address site maintenance issues. At December 31, 2010, an accrual of $174,000 remains available for these project contingencies.

On January 23, 2006, KDHE sent a letter to U. S. Steel requesting that U. S. Steel address a former zinc smelter site in Girard, Kansas. U. S. Steel completed a site investigation and submitted a Corrective Action Study (CAS) necessary to address the impacted soils at this site. KDHE approved the CAS on November 17, 2009. On September 13, 2010, KDHE issued a Corrective Action Decision based upon U. S. Steel’s recommended remedial measure. In addition, a Consent Agreement and Final Order, through which the remediation will be conducted, was signed by U. S. Steel on December 21, 2010, and is now awaiting execution by KDHE. As of December 31, 2010, U. S. Steel has an accrued liability of $1 million to conduct the remedial measure as proposed in the CAS.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel, Lubrizol and ExxonMobil are the largest PRPs at the site and agreed to equally share costs for investigating the site. U. S. Steel’s allocated share has been adjusted to approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. On December 10, 2009, pursuant to the Texas Solid Waste Disposal Act, U. S. Steel, Lubrizol and ExxonMobil filed a contribution/cost of recovery action against approximately 50 parties. Settlement negotiations are pending. Implementation of remedial measures is expected to begin in the first quarter of 2011 The accrued liability for U. S. Steel’s share to implement the remedial measure with long term monitoring was approximately $2 million as of December 31, 2010.

The Canadian and Ontario governments have identified a sediment deposit, commonly referred to as Randle’s Reef, in Hamilton Harbor near USSC’s Hamilton Works for remediation, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $105 million). The national and provincial governments have each allocated C$30 million (approximately $30 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $30 million). USSC has committed C$7 million (approximately $7 million) as its contribution. Funding sources for the balance of the estimated project cost remain to be identified and additional contributions are being sought.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of U. S. Steel and their ages as of February 1, 2011, are as follows:

Name	Age	Title	Executive Officer Since
George F. Babcoke	54	Senior Vice President – European Operations & Global Operations Services	March 1, 2008
James D. Garraux	58	General Counsel & Senior Vice President – Corporate Affairs	February 1, 2007
Gretchen R. Haggerty	55	Executive Vice President & Chief Financial Officer	December 31, 2001
David H. Lohr	57	Senior Vice President – Strategic Planning, Business Services & Administration	June 1, 2008
John P. Surma	56	Chairman of the Board of Directors and Chief Executive Officer	December 31, 2001
Susan M. Suver	51	Vice President – Human Resources	November 1, 2007
Gregory A. Zovko	49	Vice President & Controller	April 1, 2009

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

Messrs. Garraux and Surma and Ms. Haggerty will hold office until the annual election of executive officers by the Board of Directors following the next Annual Meeting of Stockholders, or until his or her earlier resignation, retirement or removal. Messrs. Babcoke, Lohr, and Zovko and Ms. Suver will hold office until their resignation, retirement or removal.

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

As of January 31, 2011, there were 19,134 registered holders of U. S. Steel common stock.

The Board of Directors intends to declare and pay dividends on U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel, although it has no obligation under Delaware law or the U. S. Steel Certificate of Incorporation to do so. Dividends are declared by U. S. Steel on a quarterly basis. For all four quarters in 2010, the dividend declared per share of U. S. Steel common stock was $.05. For the first quarter of 2009, the dividend declared per share of U. S. Steel common stock was $.30 and for the second, third and fourth quarters of 2009, the dividend declared was $.05. Dividends on U. S. Steel common stock are limited to legally available funds.

Shareholder Return Performance

The graph below compares the yearly change in cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Index and the S&P Steel Index. The S&P Steel Index is comprised of U. S. Steel, Nucor Corporation, Allegheny Technologies Incorporated and Worthington Industries, Inc.

Recent Sales of Unregistered Securities

U. S. Steel had no sales of unregistered securities during the period covered by this report.

Item 6. SELECTED FINANCIAL DATA

Dollars in millions (except per share data)
	2010	2009	2008	2007(a)	2006
Statement of Operations Data:
Net sales(b)	$17,374	$11,048	$23,754	$16,873	$15,715
(Loss) income from operations(c)	(111)	(1,684)	3,069	1,213	1,785
Net (loss) income attributable to United States Steel Corporation(c)	(482)	(1,401)	2,112	879	1,374
Per Common Share Data:
Net (loss) income attributable to United States Steel Corporation(d) – basic	(3.36)	(10.42)	18.04	7.44	11.88
– diluted	(3.36)	(10.42)	17.96	7.40	11.18
Dividends per share declared and paid	0.20	0.45	1.10	0.80	0.60
Balance Sheet Data – December 31:
Total assets	$15,350	$15,422	$16,087	$15,632	$10,586
Capitalization:
Debt(e)	$3,733	$3,364	$3,145	$3,257	$1,025
United States Steel Corporation stockholders’ equity	3,851	4,676	4,895	5,531	4,365

Total capitalization	$7,584	$8,040	$8,040	$8,788	$5,390
(a)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.
(b)	For discussion of changes between the years 2010, 2009 and 2008, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase in net sales from 2007 to 2008 primarily resulted from higher average realized prices and increased shipments, primarily due to the inclusion of USSC and Lone Star for all of 2008. The increase in net sales from 2006 to 2007 primarily resulted from higher average realized prices for flat-rolled products in the U.S. and Europe (including favorable foreign currency effects) and higher shipments of flat-rolled and tubular products in the U.S.
(c)	For discussion of changes between the years 2010, 2009 and 2008, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase from 2007 to 2008 mainly resulted from higher prices and shipments for both Flat-rolled and Tubular, due in part to the inclusion of the results for facilities acquired from Lone Star and Stelco for the entire year for 2008. This increase was partially offset by higher costs for raw materials and energy as well as higher accruals for profit-based payments. The decrease from 2006 to 2007 mainly resulted from higher raw materials and outage-related costs in the U.S. and Europe, increased maintenance costs in the U.S., lower average realized prices for tubular products in the U.S. and unfavorable inventory transition effects related to inventory acquired from Lone Star and Stelco. These were partially offset by higher prices for flat-rolled products in the U.S. and Europe.
(d)	See Note 8 to the Financial Statements for the basis of calculating earnings per share.
(e)	For discussion of changes between the years 2010 and 2009 see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase from 2008 to 2009 was mainly due to our public offering in May 2009 of $863 million principal amount of Senior Convertible Notes due 2014, partially offset by the repayment of $655 million outstanding under our three-year term loan due October 2010 and five-year term loan due May 2012. The increase from 2006 to 2007 primarily resulted from new debt issued to fund the acquisitions of USSC and Lone Star.

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

Overview

U. S. Steel, the eleventh largest steel producer in the world and the largest integrated steel producer headquartered in North America, has a broad and diverse mix of products and customers. U. S. Steel uses iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions to produce a wide range of flat-rolled and tubular steel products, concentrating on value-added steel products for customers with demanding technical applications in the automotive, appliance, container, industrial machinery, construction and oil, gas and petrochemical industries. In addition to our facilities in the United States, U. S. Steel has significant operations in Canada through U. S. Steel Canada (USSC) and in Europe through U. S. Steel Košice (USSK), located in Slovakia, and U. S. Steel Serbia (USSS), located in Serbia. U. S. Steel’s financial results are primarily determined by the combined effects of shipment volume, selling prices, production costs and product mix. While the operating results of our various businesses are affected by a number of business-specific factors (see “Item 1. Business – Steel Industry Background and Competition”), the primary drivers for U. S. Steel are general economic conditions in North America, Europe and, to a lesser extent, other steel-consuming regions; the levels of worldwide steel production and consumption; pension and other benefits costs; and raw material (iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions) and energy (natural gas and electricity) costs.

Following several years of strong performance, the steel industry and U. S. Steel were quickly and severely affected in the latter part of 2008 by the global recession. In response to these economic conditions, our strategy has been to enhance or maintain our liquidity, maintain a solid balance sheet, focus capital investments on key projects of long-term strategic importance and position ourselves for success in the longer term. In late 2008 and early 2009, we idled all or portions of numerous steel making, finishing, raw materials and tubular operations in the U.S., Canada and Europe and operated our remaining facilities at reduced levels to match our customers’ lower demand requirements. In response to the gradual economic recovery that appears to be underway in North America and Europe, in the first half of 2010 we restarted all of our operations that were temporarily idled. Our Hamilton Works iron and steelmaking facilities are idled as a result of a labor stoppage that occurred on November 7, 2010 and is continuing. We continue to monitor the impact of the economic situation on our customers and to adjust our operations to efficiently meet their requirements. Our raw steel capability utilization rate in 2010 was 76% for Flat-rolled operations and 82% for USSE operations.

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

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used for 48 percent and 49 percent of consolidated inventories at December 31, 2010 and December 31, 2009, respectively. Changes in U.S. GAAP rules or tax law, such as the elimination of the LIFO method of accounting for inventories, could negatively affect our profitability and cash flow.

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

U. S. Steel’s investment strategy for its U.S. pension and other benefits plan assets provides for a diversified mix of large and mid-cap equities, high quality bonds and selected smaller investments in private equities, investment trusts, timber and mineral interests. For its U.S. pension plans, U. S. Steel has a target allocation for plan assets of 60 percent equities with the balance primarily invested in corporate bonds and government-backed bonds and Treasury bills. For the Other Benefit plans, the target allocation for plan assets is 65 percent equities. U. S. Steel also believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the shorter-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel is currently using an 8.00 percent assumed rate of return for purposes of the expected return on assets for the development of net periodic cost for the main defined benefit pension plan and Other Benefits. This rate was chosen by taking into account the intended asset mix and the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 8.00 percent rate and while 2008 annual returns were below this level, 2009 and 2010 have returned to this level and it is U. S. Steel’s expectation that future periods will approximate this rate. For Canadian defined benefit pension plans, U. S. Steel’s investment strategy is similar to its strategy for U.S. plans, whereby the Company seeks a diversified mix of large and mid-cap equities, high quality corporate and government bonds and selected smaller investments with a target allocation for plan assets of 65 percent equities. A 7.50 percent rate of return is being used for the development of net periodic costs in 2011 which is lower than the U.S. pension plan assumption as subcategories within the asset mix are from a more limited investment universe and, as a result, have a lower expected return.

At December 31, 2010, U. S. Steel decreased the discount rate used to measure both domestic pension and other benefits obligations to 5.0 percent from 5.5 percent. The discount rate reflects the current rate at which we estimate the pension and other benefits liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond indices as an indication of interest rate movements and levels, and we also look to an internally calculated rate determined by matching our expected benefit payments to payments from a stream of AA or higher rated zero coupon corporate bonds theoretically available in the marketplace. For Canadian benefit plans, a discount rate was selected through a similar review process using Canadian bond rates and indices and at December 31, 2010, U. S. Steel decreased the discount rate to 5.0 percent from 6.0 percent for its Canadian-based pension and other benefits.

U. S. Steel reviews its own actual historical rate experience and expectations of future insurance trends to determine the escalation of per capita health care costs under U. S. Steel’s insurance plans. About two thirds of our costs for the domestic USW participants’ retiree health benefits in the Company’s main domestic insurance plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel insurance plan for USW participants (the “cost cap”) that was negotiated in 2003. The effective date of the cost cap was deferred under the 2008 CBA until 2013. After 2013, the company’s costs for a majority of USW retirees and their beneficiaries are expected to remain fixed with the application of the cost cap and as a result, the cost impact of health care escalation on the Company is projected to be limited for this group (See Footnote 19 to the Financial Statements). For measurement of its domestic retiree medical plans where health care cost escalation is applicable, U. S. Steel has assumed an initial escalation rate of 8.0 percent for 2011. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2016 and remain at that level thereafter. For measurement of its Canadian retiree medical plans, U. S. Steel has assumed an initial escalation rate of 6.3 percent for 2011. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2014 and remain at that level thereafter.

Net periodic pension cost, including multiemployer plans, is expected to total approximately $430 million in 2011 compared to $276 million in 2010. The increase in expected expense in 2011 is primarily related to lower expected asset returns and higher amortization of actuarial losses caused by a lower market-related value of assets from the recognition of remaining equity losses from 2008. Total other benefits costs in 2011 are expected to be approximately $160 million, compared to $152 million in 2010.

A sensitivity analysis of the projected incremental effect of a hypothetical  1/2 percentage point change in the significant assumptions used in the pension and other benefits calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(In millions of dollars)	1/2%	(1/2%)
Expected return on plan assets
Incremental increase (decrease) in:
Net periodic pension cost for 2011	$(48)	$48
Discount rate
Incremental increase (decrease) in:
Net periodic pension & other benefits costs for 2011	$(34)	$35
Pension & other benefits liabilities at December 31, 2010	$(668)	$725
Health care cost escalation trend rates
Incremental increase (decrease) in:
Service and interest cost components for 2011	$16	$(14)

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

The income approach is based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using probability weighted scenarios of future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. A three percent perpetual growth rate was used to arrive at an estimated future terminal value. A discount rate of 10.5 percent was used for both reporting units, which was based upon the cost of capital of other comparable steel companies, which we view as the most likely market participants, as of the date of our goodwill impairment test.

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

As of December 31, 2010, the Flat-rolled and Texas Operations reporting units have $922 million and $834 million of goodwill, respectively. After weighting the income and market approaches, the 2010 annual goodwill impairment test showed that the estimated fair values of our Flat-rolled and Texas Operations reporting units exceeded their carrying values by approximately $2 billion and $400 million, respectively. A 100 basis point increase in the discount rate, a critical assumption in which even a minor change can have a significant impact on the estimated fair value of the reporting unit, would decrease the fair value of the Flat-rolled and Texas Operations reporting units by approximately $1.5 billion and $260 million, respectively, but would still not result in a goodwill impairment charge.

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

Taxes – U. S. Steel records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. A full valuation allowance is recorded for both our Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. Accordingly, losses in Canada and Serbia do not generate a tax benefit for accounting purposes. In the event that U. S. Steel determines that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made. Likewise, should U. S. Steel determine that it would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance for deferred tax assets would be charged to income in the period such determination was made. U. S. Steel expects to generate future taxable income to realize the benefits of our net deferred tax assets.

U. S. Steel makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of December 31, 2010, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. See Note 10 to the Financial Statements. Undistributed foreign earnings at December 31, 2010 amounted to approximately $2,937 million. If such earnings were not indefinitely reinvested, a U.S. deferred tax liability of approximately $880 million would have been required.

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

Environmental Remediation – U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. U. S. Steel regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination was made. As of December 31, 2010, the total accrual for environmental remediation was $198 million, excluding liabilities related to asset retirement obligations. Due to uncertainties inherent in remediation projects, it is possible that total remediation costs for active matters may exceed the accrued liability by as much as 15 to 30 percent.

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

Flat-rolled has annual raw steel production capability of 24.3 million tons. Raw steel production was 18.4 million tons in 2010, 11.7 million tons in 2009 and 19.2 million tons in 2008. Raw steel production averaged 76 percent of capability in 2010, 48 percent of capability in 2009 and 79 percent of capability in 2008.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill and coke and other production facilities in Slovakia; USSS, U. S. Steel’s integrated steel mill and other facilities in Serbia; and an equity investee located in Europe. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells slabs, sheet, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

USSE has annual raw steel production capability of 7.4 million tons. USSE’s raw steel production was 6.1 million tons in 2010, 5.1 million tons in 2009 and 6.4 million tons in 2008. USSE’s raw steel production averaged 82 percent of capability in 2010, 69 percent of capability in 2009 and 87 percent of capability in 2008.

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

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses include transportation services (railroad and barge operations) and real estate operations.

For further information, see Note 3 to the Financial Statements.

Net Sales

(a)	includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2010	2009	2008
Flat-rolled	$10,848	$6,814	$13,789
USSE	3,989	2,944	5,487
Tubular	2,403	1,216	4,251

Total sales from reportable segments	17,240	10,974	23,527
Other Businesses	134	74	227

Net sales	$17,374	$11,048	$23,754

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following tables:

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	44%	12%	1%	1%	1%	59%
USSE	22%	22%	-3%	-7%	1%	35%
Tubular	128%	-36%	4%		2%	98%
(a)	Excludes intersegment sales
(b)	Foreign currency translation effects

The increase in sales for the Flat-rolled segment primarily reflected increased shipments (up 5.4 million net tons) and higher average realized prices (up $24 per net ton). The increase in sales for the European segment was primarily due to increased shipments (up 1.0 million net tons) and higher average realized euro-based prices (up €74 per net ton) partially offset by unfavorable changes in foreign currency translation impacts and a lower value-added product mix. The increase in sales for the Tubular segment resulted primarily from increased shipments (up 894 thousand net tons) partially offset by lower average realized prices (down $261 per net ton).

Year Ended December 31, 2009 versus Year Ended December 31, 2008

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	-40%	-8%	0%	-1%	-2%	-51%
USSE	-20%	-20%	-1%	-3%	-2%	-46%
Tubular	-63%	-5%	1%	0%	-4%	-71%
(a)	Excludes intersegment sales
(b)	Foreign currency translation effects

The decrease in sales for the Flat-rolled segment primarily reflected decreased shipments (down 7.0 million net tons) and lower average realized prices (down $129 per net ton). The decrease in sales for the European segment was primarily due to decreased shipments (down 1.2 million net tons) and lower average realized euro-based transaction prices (down $295 per net ton including foreign currency translation effects). The decrease in sales for the Tubular segment resulted primarily from decreased shipments (down 1.3 million net tons) and lower average realized prices (down $286 per net ton).

Operating Expenses

Union profit-sharing payments

	Year Ended December 31
(Dollars in millions)	2010	2009	2008
Allocated to segment results	$28	$–	$237

Profit-based payment amounts per the agreements with the USW are calculated and paid on a quarterly basis as a percentage of consolidated income from operations (as defined in the agreements) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. Profit-based amounts used to reduce retiree medical premiums are derived from the same initial profit calculation as the profit sharing payments (see Note 19 to the Financial Statements).

The amounts above represent amounts paid as profit sharing to active USW-represented employees (excluding employees of USSC) and are included in cost of sales on the statement of operations. Results for the year ended December 31, 2010 and 2008 include costs related to profit-based payments, which are included in cost of sales on the statement of operations. Results for the year ended December 31, 2009 did not include any costs for profit-based payments to employees represented by the USW because the base threshold of operating income agreed to in the 2008 CBAs was not met.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $276 million during 2010, $271 million during 2009 and $78 million in 2008. Excluding $80 million in charges related to the 2009 voluntary early retirement programs (VERPs) and curtailment losses in connection with the sale of a majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E), net periodic pension expense in 2010 was $85 million higher than in 2009 primarily due to a decline in the market-related value of pension plan assets and higher amortization of unrecognized losses, both of which related to pension plan asset losses experienced in 2008. In addition to the $80 million in charges discussed above, the increase in expense from 2008 to 2009 mainly reflected the decreased funded status of the main U. S. Steel pension plan and the effects of the benefit enhancements encompassed by the 2008 CBAs. (See Note 19 to the Financial Statements.)

Costs related to defined contribution plans totaled $22 million during 2010, $25 million during 2009 and $35 million during 2008. Costs in 2009 included $13 million for VERP-related benefits under these plans.

Other benefits costs, which are included in income from operations, totaled $152 million in 2010, $191 million in 2009 and $149 million in 2008. The decrease in expense from 2009 to 2010 was primarily due to favorable 2009 claims experience on our retiree medical plans which impacts 2010 expense and the absence of $13 million of termination charges related to the VERPs. Excluding these termination charges, the increase in 2009 expense compared to 2008 expense was primarily due to impacts of the benefit enhancements encompassed by the 2008 CBAs partially offset by lower costs at USSC as a result of favorable claims experience.

For additional information on pensions and other benefits, see Note 19 to the Financial Statements.

Nonretirement postemployment benefits

U. S. Steel incurred costs of and paid approximately $85 million during the year ended December 31, 2009 related to employee costs for supplemental unemployment benefits, salary continuance and continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. U. S. Steel recorded immaterial charges during the year ended December 31, 2010 related to these benefits

Selling, general and administrative expenses

Selling, general and administrative expenses were $610 million in 2010, $618 million in 2009 and $625 million in 2008. Pension and other benefits costs included in selling, general and administrative expenses totaled $190 million in 2010, $164 million in 2009 and $47 million in 2008.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expenses were $658 million in 2010, $661 million in 2009 and $605 million in 2008. The increase in 2009 was primarily related to the fact that effective January 1, 2009 we eliminated the use of the modified straight-line method, which was previously used for certain steel-producing assets in the United States.

The modification factors previously applied to straight-line calculations ranged from a minimum of 85 percent at a production level below 81 percent of capability, to a maximum of 105 percent for a 100 percent production level. No modification was made at the 95 percent production level. Applying modification factors decreased depreciation expense, when compared to a straight-line calculation, by $58 million for the year ended December 31, 2008.

(Loss) Income from Operations(a)

	Year Ended December 31,
(Dollars in Millions)	2010	2009	2008
Flat-rolled	$(312)	$(1,438)	$1,390
USSE	(33)	(208)	491
Tubular	349	57	1,207

Total income (loss) from reportable segments	4	(1,589)	3,088
Other Businesses	52	(2)	77

Reportable segments and Other Businesses income (loss) from operations	56	(1,591)	3,165
Retiree benefit expenses	(173)	(134)	(22)
Other items not allocated to segments:
Federal excise tax refund	–	34	–
Litigation reserve	–	45	(45)
Net gain on the sale of assets	6	97	–
Environmental remediation charge	–	(49)	(23)
Workforce reduction charges	–	(86)	–
Deferred gain recognition	–	–	150
Labor agreement signing payments	–	–	(105)
Asset impairment charge	–	–	(28)
Flat-rolled inventory transition effects	–	–	(23)

Total (loss) income from operations	$(111)	$(1,684)	$3,069
(a)	See Note 3 to the Financial Statements for reconciliations and other disclosures required by Accounting Standards Codification Topic 280.

Segment results for Flat-rolled

(Includes USSC from the date of acquisition on October 31, 2007)

The Flat-rolled segment generated a loss of $312 million for the year ended December 31, 2010, compared to a loss of $1,438 million for the year ended December 31, 2009. The significant improvement resulted mainly from net favorable changes in commercial effects (approximately $780 million), the impact of operating efficiencies due to increased capability utilization from 48% in 2009 to 76% in 2010 (approximately $420 million), reduced energy costs (approximately $230 million), favorable changes from increased steel substrate sales to our Tubular segment (approximately $100 million) and the absence of layoff benefit and natural gas purchase contract mark-to-market charges recorded in 2009 as a result of plant idlings (approximately $90 million). These improvements were partially offset by higher raw material costs (approximately $390 million) and increased costs for facility repair and maintenance due to more extensive structural inspection and repair activities in 2010 (approximately $105 million).

The decrease in Flat-rolled’s segment income in 2009 compared to 2008 resulted mainly from unfavorable changes in commercial effects (approximately $2,450 million), lower income from reduced steel substrate sales to our Tubular segment (approximately $400 million), operating inefficiencies related to idled facilities (approximately $360 million), facility restart costs (approximately $70 million) and lower income from equity investments (approximately $190 million). These were partially offset by lower raw material and natural gas costs (approximately $370 million) and the absence of accruals for profit-based payments (approximately $300 million).

Capability utilization increased significantly from 2009 to 2010 as our raw steel production increased to meet increasing customer demand. Capability utilization was adversely affected in late 2008 and 2009 as we reduced production levels to correspond with significantly lower customer order rates by temporarily idling certain facilities and cutting back production at others.

Segment results for USSE

The USSE segment generated a loss of $33 million for the year ended December 31, 2010 compared to a loss of $208 million for the year ended December 31, 2009. The improvement was primarily due to net favorable commercial effects (approximately $800 million) and reduced energy costs (approximately $25 million). These improvements were partially offset by higher raw material costs (approximately $570 million), increased spending (approximately $30 million), lower income from sales of emissions allowances (approximately $30 million) and unfavorable changes in foreign currency translation effects (approximately $20 million).

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

Capability utilization increased significantly from 2009 to 2010 as our raw steel production increased to meet increasing customer demand. Capability utilization was adversely affected in late 2008 and 2009 as we reduced production levels to correspond with significantly lower customer order rates by temporarily idling certain facilities and cutting back production at others. Capability utilization in 2008 was adversely affected by the reline of the No. 1 blast furnace in Slovakia and by reduced operations late in the year to match declining customer demand.

Segment results for Tubular

(Includes Lone Star facilities from the date of acquisition on June 14, 2007)

The Tubular segment generated income of $349 million for the year ended December 31, 2010 compared to income of $57 million for the year ended December 31, 2009. The significant increase was primarily due to net favorable changes in commercial effects (approximately $240 million), decreased spending and increased operating efficiencies (approximately $90 million), the absence of layoff benefit charges recorded in 2009 (approximately $20 million) and reduced energy costs (approximately $20 million). These improvements were partially offset by increased costs for steel substrate (approximately $80 million).

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

Results for Other Businesses

Other Businesses generated income of $52 million for 2010 compared to a loss of $2 million for 2009. The improvement is primarily due to a sale of land for $18 million by our real estate operations in 2010 and increased results at our transportation business in line with the general economic recovery.

Other Businesses generated a loss of $2 million for the year ended December 31, 2009, compared to income of $77 million for the year ended December 31, 2008. The decrease resulted from the impacts of the global recession and the absence of operating results of Elgin, Joliet and Eastern Railway Company (EJ&E), which was sold in the first quarter of 2009.

Items not allocated to segments:

We recorded a $6 million pretax net gain on the sale of assets in 2010 related to the sale of transportation assets in Alabama, the sale of the bar mill and bloom and billet mill assets located at Hamilton Works and the sale of the majority of the operating assets of Fintube Technologies. We recorded a $97 million pretax net gain on sale of assets in 2009 as a result of the sale of a majority of the operating assets of EJ&E. The net gain included a pension curtailment loss of approximately $10 million.

Retiree benefit expenses increased from 2009 to 2010 due to a decline in the market-related value of pension plan assets and higher amortization of unrecognized losses, both of which related to pension plan asset losses experienced in 2008. Retiree benefit expenses increased significantly from 2008 to 2009 mainly due to the decreased funded status of the main U. S. Steel pension plan and the effects of the benefit enhancements encompassed by the 2008 CBAs.

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

Inventory transition effects of $23 million in 2008 reflected the charges for conforming certain inventories acquired from Lone Star to our unified business model, and the impact of selling inventory acquired from Lone Star and Stelco, which had been recorded at fair value.

Net Interest and Other Financial Costs

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Interest and other financial costs	$223	$179	$179
Interest income	(7)	(10)	(14)
Foreign currency losses (gains)	58	(8)	(103)
Net interest and other financial costs	$274	$161	$62

The unfavorable change in net interest and other financial costs from 2009 to 2010 was partially due to foreign currency losses in 2010 compared to foreign currency gains 2009 which primarily resulted from the accounting remeasurement effects of the Intercompany Loan partially offset by euro-U.S. dollar derivatives activity.

Additionally, interest expense increased in 2010 due to the issuance of $600 million of Senior Notes in March 2010 and the issuance of $863 million 4.00% Senior Convertible Notes in May of 2009 partially offset by reduced interest expense on the USSK revolving credit facility due to repayments in 2010.

The unfavorable change in net interest and other financial costs from 2008 to 2009 was primarily due to lower foreign currency gains.

For additional information on U. S. Steel’s foreign currency exchange activity see Note 15 to the Financial Statements and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

Income Taxes

The income tax provision in 2010 was $97 million, compared to an income tax benefit of $439 million in 2009 and an income tax provision of $853 million in 2008. The 2010 effective tax rate differs from the statutory rate because losses in Canada and Serbia, which are jurisdictions where we have recorded full valuation allowances, do not generate a tax benefit for accounting purposes and because we had net foreign currency losses that are not recognized in any tax jurisdiction. These foreign currency losses relate to the accounting remeasurement effects on the outstanding balance of a U.S. dollar-denominated intercompany loan from a U.S. subsidiary to a European subsidiary. (See Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk for further details.) Included in the 2010 tax provision is a net tax benefit of $39 million resulting from the conclusion of certain tax return examinations and the remeasurement of existing tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in the first quarter (see Note 19 to the Financial Statements). The tax benefit in 2009 is primarily related to the net loss for the period. The 2009 tax benefit was partially offset by $35 million of tax expense related to the net gain on the sale of EJ&E.

The net domestic deferred tax asset was $563 million at December 31, 2010 compared to $731 million at December 31, 2009. The decrease in the net deferred tax asset from 2009 to 2010 was primarily due to changes in the value of LIFO inventories for tax and financial accounting purposes (see Note 10 to the Financial Statements). A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings and available tax planning strategies, we continue to believe it is more likely than not that the deferred tax assets will be realized.

At December 31, 2010, the foreign deferred tax assets recorded were $77 million, net of established valuation allowances of $870 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $819 million for Canadian deferred tax assets and $39 million for Serbian deferred tax assets as of December 31, 2010, would be partially or fully reversed. Any reversals of these amounts would result in a decrease to tax expense.

For further information on income taxes see Note 10 to the Financial Statements.

Net income

Net loss in 2010 was $482 million compared to $1,401 million in 2009 and income of $2,112 million in 2008. The changes primarily reflected the factors discussed above.

Financial Condition, Cash Flows and Liquidity

Financial Condition

Receivables at December 31, 2010 increased by $456 million from December 31, 2009 as shipment volumes and average realized prices increased in the fourth quarter of 2010 compared to the fourth quarter of 2009.

Inventories increased by $673 million from December 31, 2009 as a result of increased operating levels and higher raw materials costs during 2010.

Income tax receivable decreased by $39 million from December 31, 2009 primarily due to the receipt of the $214 million federal income tax refund reflected as a receivable on the balance sheet at December 31, 2009 related to the carryback of our 2009 losses to prior years, partially offset by the $175 million income tax receivable recorded at December 31, 2010 reflecting the additional federal income tax refund that we expect to receive as a result of the carryback of our 2010 losses as well as an expected refund of income taxes paid in 2010.

Total deferred income tax benefits decreased by $194 million from December 31, 2009 primarily due to changes in the value of LIFO inventories for tax and financial book purposes. See Note 10 to the Financial Statements.

Accounts payable increased by $347 million from December 31, 2009 primarily due to increased production levels in the fourth quarter of 2010 compared to the fourth quarter of 2009.

Payroll and benefits payable increased by $84 million from December 31, 2009. This primarily reflects the impact in 2009 of our agreement with the USW that permitted the use of a $75 million contribution made to an employee benefit trust in 2008. See Note 19 to the Financial Statements.

Short-term debt and current maturities of long-term debt increased by $197 million from December 31, 2009 primarily due to $196 million of environmental revenue bonds for which we are obligated to provide for the discharge of under the terms of the separation from Marathon Oil Corporation (See Note 16 to the Financial Statements).

Long-term debt increased from December 31, 2009 mainly due to the issuance of $600 million of 7.375% Senior Notes due April 1, 2020 and the issuance of $70 million of Recovery Zone Facility Bonds with a maturity date of 2040 partially offset by the repayment of the outstanding borrowings under USSK’s €200 million revolving unsecured credit facility and the reclassification to current for environmental revenue bonds. See “Liquidity.”

Employee benefits increased by $222 million and the accumulated other comprehensive loss increased by $340 million from December 31, 2009 to December 31, 2010 as the effect of a decrease in the discount rate was only partially offset by higher returns on plan assets. See Note 19 to the Financial Statements.

Cash Flows

Net cash used in operating activities was $379 million in 2010 compared to $61 million in 2009 and net cash provided by operating activities of $1,658 million in 2008. The unfavorable change for 2010 was primarily related to changes in working capital for the respective periods as we significantly reduced working capital in 2009 in line with business conditions at the time. In 2010, working capital increased in line with business conditions and was partially offset by improved operating results. The unfavorable change for 2009 was primarily related to a net loss of approximately $696 million after adjustments for noncash items in 2009 compared to income of approximately $2.6 billion after adjustments for noncash items in 2008. Additionally, the favorable working capital change in 2009 of approximately $1.5 billion mainly reflected lower inventory and receivables levels, partially offset by a decrease in accounts payable and other accrued liabilities. Net cash used in operating activities for 2010 and 2009 was increased and net cash provided by operating activities in 2008 was reduced by employee benefits payments as shown in the following table.

Employee Benefits Payments

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Voluntary contributions to main defined benefit pension plan	$140	$140	$140
Required contributions to other defined benefit pension plans	81	79	73
Other employee benefits payments not funded by trusts	237	285	236
Contributions to trusts for retiree health care and life insurance(a)	–	12	228
Payments to a multiemployer pension plan	56	58	33
Payments to pension plans not funded by trusts(b)	20	84	29

Reductions in cash flows from operating activities	$534	$658	$739
(a)	Includes $143 million in 2008 for a company contribution to U. S. Steel’s trust for retiree health care and life insurance fulfilling the Company’s obligation under an agreement with the USW regarding benefits for certain former National Steel employees.
(b)	Includes one time payments of $13 million and $79 million in 2010 and 2009, respectively, related to early retirement programs.

U. S. Steel’s Board of Directors has authorized additional voluntary contributions of up to $300 million to U. S. Steel’s trusts for pensions and healthcare over the 2011 and 2012 time period.

Capital expenditures for 2010 of $676 million consisted largely of various environmental, infrastructure and strategic projects. This compares to capital expenditures of $472 million for 2009 and $735 million for 2008.

Flat-rolled capital expenditures of $499 million in 2010 included spending for implementation of an enterprise resource planning (ERP) system, the construction of carbon alloy facilities at Gary Works, blast furnace infrastructure projects, an environmentally advanced battery at the Clairton Plant, large mobile equipment purchases for iron ore operations and various other infrastructure, environmental and strategic projects. USSE expenditures of $120 million included spending for environmental projects and for blast furnace coal injection projects. Tubular capital expenditures of $45 million consisted primarily of spending for a quench and temper line at our Lorain Tubular operations in Ohio.

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

U. S. Steel’s contract commitments to acquire property, plant and equipment at December 31, 2010, totaled $667 million.

Capital expenditures for 2011 are expected to total approximately $990 million and remain focused largely on environmental and other strategic infrastructure projects. We have accelerated several projects in the United States and Europe to improve our coke self-sufficiency. Engineering and construction of a technologically and environmentally advanced battery at the Mon Valley Works’ Clairton Plant in Clairton, Pennsylvania is underway with completion expected in 2013. We are constructing a two module carbon alloy facility at our Gary Works in Indiana which utilizes an environmentally compliant, energy efficient and flexible production technology with a projected capacity of 500,000 tons per year with completion expected in 2012. We have received the necessary air permits for up to 1 million tons of such capacity. We are also constructing blast furnace coal injection facilities in Europe, which we expect to come on line in 2011 at which time all five blast furnaces in Europe will have access to pulverized coal, a lower cost source of carbon than coke. In order to more efficiently serve our tubular product customers’ increased focus on North American shale resources, construction on a new quench and temper line is underway at our Lorain Tubular Operations in Ohio and is expected to be completed in 2011. In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line under construction that is expected to be completed in 2013. We are also continuing our efforts to implement an enterprise resource planning (ERP) system to replace outdated systems and to help us operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.

The preceding statement concerning expected 2011 capital expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, general economic conditions, business conditions, availability of capital, ability to secure long-term funding, whether or not assets are purchased or financed by operating leases, receipt of necessary permits and unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

Acquisition of noncontrolling interests of Z-Line Company reflected the $24 million paid at closing.

Acquisition of noncontrolling interests of Clairton 1314B Partnership, L.P. reflected the $104 million paid at closing.

Acquisition of pickle lines reflected the $36 million paid at closing.

Disposal of assets in 2010 primarily reflects cash proceeds of approximately $60 million from the sale of U. S. Steel’s 44.6 percent interest in the Wabush Mines Joint Venture, approximately $35 million from the sale of the bar mill and bloom and billet mill assets location at Hamilton Works, approximately $35 million from the sale of transportation assets in Alabama, and approximately $22 million from the sale of a majority of the operating assets of Fintube. Disposal of assets in 2009 primarily reflects pre-tax cash proceeds of approximately $300 million from the sale of a majority of the operating assets of EJ&E and $36 million from the sale of emissions allowances by USSK.

Restricted cash in 2010 primarily reflects the issuance of $70 million of Recovery Zone Facility Bonds the proceeds of which were placed in escrow and restricted for the quench and temper line capital project at our Tubular operations in Lorain, Ohio. The proceeds become unrestricted as capital expenditures for this project are made. At December 31, 2010, $52 million of this restricted cash remained. Restricted cash in 2009 primarily reflected collateral required for financial assurance purposes.

Borrowings against revolving credit facilities in 2008 primarily reflected amounts drawn against a USSK €200 million three-year revolving credit facility, as well as borrowings against USSK’s €40 million credit facility.

Repayments of revolving credit facilities in 2010 reflects USSK’s repayment of the outstanding borrowings under its €200 million unsecured revolving credit facility and repayment of current year borrowings under revolving credit facilities.

Issuance of long-term debt, net of financing costs in 2010 primarily reflects the issuance of $600 million of 7.375% Senior Notes due in 2020. U. S. Steel received net proceeds of $582 million after related discounts and other fees. Also in 2010, we issued $89 million of Environmental Revenue Bonds (ERBs) maturing in 2026 and $70 million of Recovery Zone Facility Bonds maturing in 2040. Issuance of long-term debt, net of financing costs in 2009 resulted primarily from our public offering in May of $863 million principal amount of Senior Convertible Notes due 2014. Also in 2009, we issued $129 million of ERBs, maturing from 2017 to 2030. See “Liquidity.”

Repayment of long-term debt in 2010 primarily reflects the refunding of $89 million of ERBs. Repayment of long-term debt in 2009 primarily reflected repayment of $655 million outstanding under our three-year term loan due October 2010 and five-year term loan due May 2012. Also in 2009, we completed the refunding of $129 million of Environmental Revenue Bonds. Repayment of long-term debt in 2008 primarily reflected payments on our term loans, including the early retirement of $300 million of our three-year term loan. See “Liquidity.”

Common stock issued in 2009 resulted from our public offering of 27 million common shares, which resulted in net proceeds of $661 million. See “Liquidity.”

Common stock repurchased in 2008 totaled 2.0 million shares.

Dividends paid

(In Dollars)		Dividends Paid per Share
	U. S. Steel Common Stock
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
2010	$0.05	$0.05	$0.05	$0.05
2009	$0.05	$0.05	$0.05	$0.30
2008	$0.30	$0.30	$0.25	$0.25

Liquidity

The following table summarizes U. S. Steel’s liquidity as of December 31, 2010:

(Dollars in millions)
Cash and cash equivalents	$578
Amount available under $750 Million Credit Facility(a)	638
Amount available under Receivables Purchase Agreement	525
Amounts available under USSK credit facilities	367
Amounts available under USSS credit facilities	39

Total estimated liquidity	$2,147
(a)	As of December 31, 2010, there were no amounts drawn on the Amended Credit Agreement and inventory levels supported the full $750 million capacity of the facility. Since availability under the Amended Credit Agreement was greater than $112.5 million, compliance with the fixed charge coverage ratio was not applicable. However, based on the most recent four quarters, as of December 31, 2010, we would not meet the fixed charge coverage ratio. Therefore, we reduced the availability in the above table to $637.5 million.

(a)	Excludes $20 million at both December 31, 2007 and 2006 of cash primarily related to the Clairton 1314B Partnership because it was not available for U. S. Steel’s use. On October 31, 2008, we acquired the equity interests in Clairton 1314B that we did not wholly own. Excludes $1 million of cash at December 31, 2008 related to our variable interest entities.

Over the last three years there have been substantial changes in our working capital. Cash was generated as business activity slowed during the recession and cash was consumed as working capital was rebuilt in 2010 as raw steel capability utilization rates increased from 2009 for both Flat-rolled and USSE operations. See the Consolidated Statements of Cash Flows within Item 8. Financial Statements and Supplementary Data for further details.

On March 16, 2010, U. S. Steel issued $600 million of 7.375% Senior Notes due 2020 (2020 Senior Notes). U. S. Steel received net proceeds of $582 million after fees of $13 million related to the underwriting discount and third party expenses. The 2020 Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the 2020 Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. As of December 31, 2010, the principal amount outstanding under the 2020 Senior Notes was $600 million.

On June 12, 2009, U. S. Steel entered into an amendment and restatement of its $750 million Credit Agreement dated May 11, 2007 (Amended Credit Agreement) with a group of lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (Agent). U. S. Steel simultaneously entered into a security agreement with the Agent (Security Agreement) providing for a security interest in the majority of its domestic inventory, certain accounts receivable and related collateral.

The Amended Credit Agreement established a borrowing base formula, which limits the amounts U. S. Steel can borrow to a certain percent of the value of certain domestic inventory less specified reserves. The Amended Credit Agreement contains a financial covenant requiring U. S. Steel to maintain a fixed charge coverage ratio (defined as consolidated EBITDA less certain capital expenditures and cash income tax expense to certain fixed charges) of at least 1.10 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 15 percent of the total aggregate commitments and $112.5 million. The Amended Credit Agreement included revised pricing and other customary terms and conditions, and will expire on May 11, 2012.

As of December 31, 2010, U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables, LLC (USSR), a consolidated wholly owned special purpose entity. If U. S. Steel decides to access this facility, USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables and if any of them are unable to fund such purchases, two banks are committed to do so. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded. On July 21, 2010, U. S. Steel and USSR entered into an amendment of the program documentation that increased the maximum amount of receivables eligible for sale to $525 million and extended the term until July 19, 2013.

The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. As of December 31, 2010, there were no receivable transfers under this facility and eligible accounts receivable supported $525 million of availability under the RPA.

On May 4, 2009, U. S. Steel completed a public offering of $863 million principal amount of Senior Convertible Notes due 2014 and 27,140,000 shares of its Common Stock. U. S. Steel received net proceeds of approximately $1.5 billion and used $655 million to repay all amounts outstanding under its three-year term loan due October 2010 and five-year term loan due May 2012. At December 31, 2010, the aggregate principal amount outstanding under the Senior Convertible Notes was $863 million.

On August 6, 2010, USSK entered into a €200 million (approximately $267 million at December 31, 2010) unsecured revolving credit facility which expires in August 2013. This facility replaced its three-year €200 million credit facility dated July 2, 2008.

On October 8, 2009, USSK amended its €40 million (approximately $53 million and $58 million at December 31, 2010 and 2009) unsecured revolving credit facility. The facility expires in October 2012.

On December 17, 2010, USSK entered into a €20 million (approximately $27 million at December 31, 2010) unsecured revolving credit facility to replace its €10 million facility that was scheduled to expire in January 2011. The facility expires in December 2015.

On December 16, 2009, USSK amended its €20 million (approximately $27 million and $29 million at December 31, 2010 and 2009) unsecured revolving credit facility. The facility expires in December 2012.

Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and they contain customary terms and conditions. USSK is the sole obligor on each of these facilities and is obligated to pay a commitment fee on the undrawn portion of the facilities.

At December 31, 2010, USSK had no borrowings against its €280 million total unsecured revolving credit facilities (which approximated $374 million) and the availability was approximately $367 million due to approximately $7 million of customs and other guarantees outstanding. At December 31, 2009, USSK had €200 million of borrowings against its €270 million of unsecured credit facilities (which approximated $389 million) and the availability was approximately $93 million due to approximately $8 million of customs and other guarantees and amounts outstanding.

Effective September 1, 2010, USSS replaced its former bank facilities with new facilities. The new facilities, which are the sole obligation of USSS and expire on August 31, 2011, consist of facilities for general corporate purposes of up to €20 million and an overdraft facility of up to 1 billion Serbian dinars (which together totaled approximately $39 million at December 31, 2010), subject in each case to a borrowing base calculation based upon the value of USSS’s finished and semi-finished inventory. At December 31, 2010, USSS had no borrowings under these facilities and its inventory values were sufficient to utilize the entire amount of the facilities.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $142 million of liquidity sources for financial assurance purposes as of December 31, 2010. Increases in these commitments which use collateral are reflected in restricted cash on the Consolidated Statement of Cash Flows.

At December 31, 2010, in the event of a change in control of U. S. Steel, debt obligations totaling $3,062 million, which includes the Senior Notes and the Senior Convertible Notes, may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $37 million or provide a letter of credit to secure the remaining obligation.

In the event of a bankruptcy of Marathon Oil Corporation, obligations of $249 million relating to Environmental Revenue Bonds and two capital leases may be declared immediately due and payable.

The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $16 million at December 31, 2010. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

U. S. Steel made voluntary contributions of $140 million to the main domestic defined benefit pension plan in both 2010 and 2009. U. S. Steel may also make voluntary contributions of similar amounts in 2011 or later periods in order to mitigate against potentially larger mandatory contributions in later years. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial markets, the election of the use of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years.

The 2008 Collective Bargaining Agreements (see Note 17) require U. S. Steel to make annual $75 million contributions during the contract period to a restricted account within our trust for retiree health care and life insurance. This contribution is in addition to an annual $10 million required contribution to the same trust that continues from an earlier agreement. Under this earlier agreement, a $20 million contribution is required if the Company does not contribute at least $75 million to its main pension plan in the prior year. During 2008, the Company made $85 million in contributions to the trust under these agreements, as well as a $143 million contribution to cover some of the health and life benefits for certain retirees of National Steel Corporation. During the first quarter of 2009, the Company made a $10 million contribution to this trust. In April 2009, we reached agreement with the USW to defer the annual $75 million mandatory contributions due in 2009 and the $10 million contribution due in January 2010 until 2012. In November 2010, we reached agreement with the USW to defer the annual $75 million mandatory contributions due in 2010 and the $10 million contribution due in January 2011 until 2014. Further as part of the 2009 agreement, the USW agreed to permit us to use all or part of the $75 million contribution made in 2008 to pay current retiree health care and life insurance claims, subject to a make-up contribution in 2013. In 2010, we elected to use the $75 million contributed to the restricted account in 2008.

In conjunction with the acquisition of Stelco, now USSC, U. S. Steel assumed the pension plan funding agreement (the Pension Agreement) that Stelco had entered into with the Superintendent of Financial Services of Ontario (the Province) on March 31, 2006 that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$70 million (approximately $70 million) per year in 2011 through 2015 plus additional annual contributions for benefit improvements primarily related to union retiree indexing provisions. With the Lake Erie collective bargaining agreement settlement in 2010, retiree indexing provisions are no longer provided through the pension plan covering former Lake Erie Works represented employees. The Pension Agreement remains in effect with its defined annual contributions as noted above until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation. In its acquisition of Stelco on October 31, 2007, U. S. Steel assumed liability for a note issued to the Province of Ontario (Province Note). The face amount of the Province Note is C$150 million (approximately $150 million at December 31, 2010) and is payable on December 31, 2015. The Province Note is unsecured and is subject to a 75 percent discount if the solvency deficiencies in the four main USSC pension plans (see Note 19 to the Financial Statements) are eliminated on or before the maturity date.

The following table summarizes U. S. Steel’s contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
				Payments Due by Period
Contractual Obligations	Total		2011	2012 through 2013	2014 through 2015		Beyond 2015
Long-term debt (including interest) and capital leases(a)	$5,773		$441	$727	$1,330		$3,275
Operating leases(b)	$170		45	58	35		32
Contractual purchase commitments(c)	$12,427		5,943	2,711	752		3,021
Capital commitments(d)	$667		509	158	—		—
Environmental commitments(d)	$198		18	—	—		180	(e)
Steelworkers Pension Trust	$318	(f)	59	123	136	(f)	—	(f)
Pensions(h)	$605		94	165	148		198
Other benefits(g)	$2,045	(i)	440	885	720		—	(i)
Unrecognized tax positions	$115		—	—	—		115	(e)

Total contractual obligations	$22,318		$7,549	$4,827	$3,121		$6,821
(a)	See Note 16 to the Financial Statements.
(b)	See Note 26 to the Financial Statements. Amounts exclude subleases.
(c)	Reflects contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of gases and certain energy and utility services. Additionally, includes coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (See Note 18).
(d)	See Note 27 to the Financial Statements.
(e)	Timing of potential cash flows is not reasonably determinable.
(f)	While it is difficult to make a prediction of cash requirements beyond the term of the 2008 collective bargaining agreements with the USW, which expire in 2012, projected amounts shown through 2015 assume that the current $2.65 contribution rate per hour will apply.
(g)	Excludes profit-based payments that may be required through September 1, 2012, pursuant to the provisions of the 2008 collective bargaining agreements with the USW, as it is not possible to make an accurate prediction of payments that may be required.
(h)	Amounts shown represent projected cash requirements for the USSC pension plans, most of which relates to a mandated schedule of fixed minimum payments of C$70 million (approximately $70 million) per year for the four main USSC pension plans that remains in effect until 2016. In 2016, minimum funding requirements under the Pension Benefits Act (PBA) will resume for the four main USSC plans. The amount shown beyond 2015 is an estimate for the minimum owed by all USSC plans under the PBA for the 2016 plan year. U.S. dollar equivalents of contributions are based on foreign exchange rates as of December 31, 2010.
(i)	The amounts reflect corporate cash outlays expected for required contributions to benefit trusts and benefit payments expected to be paid from corporate trusts. Contributions include required amounts to the USW VEBA trust (See Note 17 to the Financial Statements). The accuracy of this forecast of future cash flows depends on various factors such as actual asset returns, the asset trust mix, medical health care escalation rates and company decisions or restrictions related to our trusts for retiree healthcare and life insurance that impact the timing of the use of trust assets. Projected amounts do not reflect optional draw downs from the USW VEBA trust if U. S. Steel decides to utilize certain options available under its agreements with the USW. Due to these factors, it is impossible to make a reliable prediction of cash requirements beyond five years and actual amounts experienced may differ materially from those shown.

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

Pension obligations have been excluded from the above table except for the contributions required for USSC’s defined benefit pension plans. U. S. Steel’s Board of Directors has authorized voluntary contributions of up to $300 million to U. S. Steel’s trusts for pensions and other benefits over the time period ranging from 2011 through the end of 2012. U. S. Steel may make voluntary contributions from the authorized funding in 2011 or later periods to the main defined benefit pension plan in the United States in order to mitigate against potentially larger mandatory required contributions in later years. In addition to the USSC amounts included in the above table, U. S. Steel expects to make cash payments of $10 million to other pension plans not funded by trusts. The funded status of U. S. Steel’s pension plans is disclosed in Note 19 to the Financial Statements.

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2010, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2011	2012 through 2013	2014 through 2015	Beyond 2015
Standby letters of credit(a)	$94	$82	—	—	$12	(b)
Surety bonds(a)	18	—	—	—	18	(b)
Funded Trusts(a)	52	—	—	—	52	(b)

Total commercial commitments	$164	$82	$—	$—	$82
(a)	Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b)	Timing of potential cash outflows is not determinable.

Our major cash requirements in 2011 are expected to be for capital expenditures, employee benefits and working capital requirements. We finished 2010 with $578 million of available cash. As business conditions have started to recover, our working capital requirements have increased and any future increases may require us to draw upon our credit facilities for necessary cash. Should we experience a significant increase in orders or an unexpected need for funds that cannot be met with available cash and our liquidity facilities, we may need to access the capital markets.

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

Debt and Senior Convertible Notes Ratings

There have been no changes to our ratings since September 30, 2010.

Off-Balance Sheet Arrangements

U. S. Steel has invested in several joint ventures that are reported as equity investments. Several of these investments involved a transfer of assets in exchange for an equity interest. In some cases, U. S. Steel has supply arrangements. In some cases, a portion of the labor force used by the investees is provided by U. S. Steel, the cost of which is reimbursed; however, failing reimbursement, U. S. Steel is ultimately responsible for the cost of these employees. The terms of these arrangements were a result of negotiations in arms-length transactions with the other joint venture participants, who are not affiliates of U. S. Steel.

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

Other guarantees, indemnifications and take-or-pay arrangements are discussed in Notes 18 and 27 to the Financial Statements.

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

The Canadian and Ontario governments have identified a sediment deposit, commonly referred to as Randle’s Reef, in Hamilton Harbor near USSC’s Hamilton Works for remediation, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $105 million). The national and provincial governments have each allocated C$30 million (approximately $30 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $30 million). USSC has committed C$7 million (approximately $7 million) as its contribution. Funding sources for the balance of the estimated project cost remain to be identified and additional contributions are being sought.

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

The current and potential regulation of greenhouse gas emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The EU has established greenhouse gas regulations while in Canada, a regulatory framework for greenhouse gas emissions has been published. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing. These and other future government action on U. S. Steel could be significant. Such impacts may include substantial costs for emission allowances, restriction of production, and higher prices for coking coal, natural gas and electricty generated by carbon based systems.

U. S. Steel’s environmental expenditures:

(Dollars in millions)
	2010	2009	2008
North America:
Capital	$69	$28	$44
Compliance
Operating & maintenance	325	294	409
Remediation(a)	30	19	27

Total North America	$424	$341	$480
USSE:
Capital	$73	$67	$55
Compliance
Operating & maintenance	15	16	17
Remediation(a)	8	7	18

Total USSE	$96	$90	$90
Total U. S. Steel	$520	$431	$570

(a)	These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 21 percent of total capital expenditures in 2010, 20 percent in 2009 and 11 percent in 2008.

Environmental compliance expenditures represented two percent of U. S. Steel’s total costs and expenses in 2010, three percent in 2009 and two percent in 2008. Remediation spending during 2008 through 2010 was mainly related to remediation activities at former and present operating locations.

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

For discussion of other relevant environmental items see “Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2010 and December 31, 2009. These amounts exclude liabilities related to asset retirement obligations accounted for in accordance with ASC Topic 410.

Environmental Remediation Liabilities

(Dollars in millions)	2010	2009
Beginning Balance	$203	$162
Plus: Additions	8	57
Less: Payments	(13)	(16)

Ending Balance	$198	$203

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information and existing laws and regulations as currently implemented, U. S. Steel does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2011. U. S. Steel’s environmental capital expenditures are expected to be approximately $128 million in 2011, $29 million of which is related to projects at USSE. Predictions beyond 2011 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, U. S. Steel anticipates that environmental capital expenditures will be approximately $154 million in 2012, including $44 million for USSE; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

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

As of December 31, 2010, U. S. Steel was a defendant in approximately 550 active asbestos cases involving approximately 3,090 plaintiffs. Almost 2,600, or approximately 84 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

The following table provides the required information for any notification received by our iron ore operations regarding any reportable information during the year ended December 31, 2010.

Mine (MSHA ID)	Total # of Significant & Substantial violations under Act §104	Total # of orders under Act §104(b)	Total # of unwarrantable failure citations and orders under Act §104(d)	Total # of violations under Act §110(b)(2)	Total # of orders under Act §107(a)	Total dollar value of proposed assessments from MSHA	Total # of mining related fatalities	Received written notice under Act §104(e) (yes/no)?	Total # of Legal Actions Pending Before the Federal Mine Safety and Health Review Commission(a)
Mt. Iron
(2100819, 2100820, 2100282)	192	5	3	0	0	$886,989	0	no	68

Keewatin
(2103352)	46	1	0	0	0	$139,755	0	no	6

(a)

Includes all legal actions pending before the Federal Mine Safety and Health Review Commission, together with the Administrative Law Judges thereof, for each of our iron ore operations. All of the legal actions were initiated by us to contest citations, orders or proposed assessments issued by the Federal Mine Safety and Health administration, and if we are successful, may result in the reduction or dismissal of those citations, orders or assessments.

Outlook for First Quarter 2011

We expect to report a modest improvement in our reportable segment loss in comparison to the fourth quarter 2010. Order rates for most customer groups and publicly reported spot market prices began to increase later in the fourth quarter and we remain cautiously optimistic that global economic conditions will continue to improve in the first quarter.

Flat-rolled results for first quarter 2011 are expected to improve compared to the fourth quarter 2010 as the benefits of increased average realized prices, shipments and production volumes are expected to be partially offset by higher raw materials costs, primarily for scrap and coal. Average realized prices are expected to increase from fourth quarter 2010 as we expect to begin realizing the benefits of increasing spot and some market-based contract prices throughout the first quarter. Increases in some of our index-based contract prices should be realized in the second quarter as higher published market price assessments enter the index calculations. Raw steel capability utilization is expected to increase from the fourth quarter of 2010 as all of our blast furnaces are expected to operate for the majority of the period except for Hamilton Works, which is subject to a labor dispute.

First quarter 2011 results for USSE are expected to improve compared to the fourth quarter 2010 as the benefits of increased shipments and production volumes are expected to be partially offset by higher raw materials costs. Euro-based transaction prices are expected to improve during the first quarter. Increases in some of our index-based contract prices should be realized in the second quarter as higher published market price assessments enter the index calculations. Our raw steel capability utilization rate is expected to increase in the first quarter 2011 as we have restarted a blast furnace at U. S. Steel Serbia that was idled during the fourth quarter. We expect all five blast furnaces to operate during the first quarter.

We expect our Tubular operations to remain profitable in the first quarter. We anticipate that shipments will improve slightly as customer inventory levels appear balanced and end users pursue their 2011 drilling programs. Average realized transaction prices are expected to be in line with fourth quarter levels as announced price increases begin to take effect throughout the quarter. Overall, compared to the fourth quarter, we expect lower results due to monthly increases for purchased rounds and hot-rolled bands that will not be fully realized in Tubular product prices in the quarter.

Total costs for pension and other benefits plans are expected to be approximately $590 million in 2011 compared to $428 million in 2010. Company payments for these plans in 2010 were $534 million, which included a voluntary contribution of $140 million to our main defined benefit pension plan. In 2011, we expect to make payments of approximately $575 million before considering any voluntary contributions to our main defined benefit pension plan.

Capital expenditures for 2011 are expected to total approximately $990 million and will remain largely focused on strategic projects primarily related to coke and coke substitute production, blast furnace coal injection in Europe and a quench and temper line at our Tubular operations in Lorain, Ohio, implementation of an enterprise resource planning system, non-discretionary environmental and other infrastructure projects.

Accounting Standards

See Note 2 to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

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

Foreign Currency Exchange Rate Risk

U. S. Steel, through USSE and USSC, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro, the Serbian dinar and the Canadian dollar. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel has not elected to use hedge accounting for these contracts. Foreign currency derivative instruments have been marked-to-market and the resulting gains or losses recognized in the current period in net interest and other financial costs. At December 31, 2010 and December 31, 2009, U. S. Steel had open euro forward sales contracts for U.S. dollars (total notional value of approximately $398 million and $185 million, respectively). A 10 percent increase in the December 31, 2010 euro forward rates would result in a $41 million charge to income.

The fair value of our derivatives is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used include quotes from counterparties that are corroborated with market sources.

In the first quarter of 2010, the outstanding balance of a U.S. dollar-denominated intercompany loan (Intercompany Loan) from a U.S. subsidiary to a European subsidiary was increased in connection with the repayment of outstanding borrowings under USSK’s €200 million unsecured credit facility. Volatility in the foreign currency markets could have significant implications for U. S. Steel as a result of foreign currency accounting remeasurement effects, primarily on the Intercompany Loan. As of December 31, 2010, the outstanding balance on the Intercompany Loan was $1.6 billion. A one percent change in the December 31, 2010 exchange rate of US$1.33 for each €1.00 would result in an approximately $16 million impact to the income statement due to remeasurement effects of the Intercompany Loan. We also utilize euro-U.S. dollar derivatives to mitigate our currency exposure at USSE. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 15 to the financial statements.

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

Historically, the forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption in Accounting Standards Codification (ASC) Topic 815. However, due to reduced natural gas consumption in 2009, we net settled some of our excess natural gas purchase contracts for certain facilities. Therefore, the remaining contracts for natural gas at those facilities no longer met the exemption criteria and were therefore subject to mark-to-market accounting in 2009. See Note 15 for further details on U. S. Steel’s derivatives. During 2010, all natural gas purchase contracts qualified for the normal purchases and normal sales exemption under ASC Topic 815 and were not subject to mark-to-market accounting.

U. S. Steel held commodity contracts for natural gas that qualified for the normal purchases and normal sales exemption with a total notional value of approximately $20 million at December 31, 2010. Total commodity contracts for natural gas at December 31, 2010 represent approximately 5 percent of our expected North American natural gas requirements.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in year-end 2010 and 2009 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)
	2010		2009
Non-Derivative Financial Instruments(a)	Fair Value(b)	Increase in Fair Value(c)	Fair Value(b)	Increase in Fair Value(c)
Financial assets:
Investments and long-term receivables(d)	$46	$0	$26	$0
Financial liabilities:
Debt(e)(f)	$4,512	$222	$4,004	$172

(a)

Fair values of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	See Note 23 to the Financial Statements for carrying value of instruments.
(c)

Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent decrease in interest rates at December 31, 2010 and 2009, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2010, and December 31, 2009.

(d)	Fair value is based on discounted cash flows. U. S. Steel is subject to market risk and liquidity risk related to its investments; however, these risks are not readily quantifiable.
(e)	Excludes capital lease obligations.
(f)

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

February 22, 2011

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

The Board of Directors pursues its oversight role in the area of financial reporting and internal control over financial reporting through its Audit Committee. This Committee, composed solely of independent directors, regularly meets (jointly and separately) with the independent registered public accounting firm, management, internal audit and other executives to monitor the proper discharge by each of their responsibilities relative to internal control over financial reporting and United States Steel Corporation’s financial statements.

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

Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ JOHN P. SURMA	/S/ GRETCHEN R. HAGGERTY
John P. Surma	Gretchen R. Haggerty
Chairman of the Board of Directors and Chief Executive Officer	Executive Vice President and Chief Financial Officer

/S/ GREGORY A. ZOVKO
Gregory A. Zovko
Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Stockholders of United States Steel Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries (the Company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report to Stockholders – Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 22, 2011

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2010	2009	2008
Net sales:
Net sales	16,156	$10,203	$22,466
Net sales to related parties (Note 25)	1,218	845	1,288

Total	17,374	11,048	23,754

Operating expenses (income):
Cost of sales (excludes items shown below)	16,259	11,597	19,723
Selling, general and administrative expenses	610	618	625
Depreciation, depletion and amortization (Notes 1,12 and 13)	658	661	605
(Income) loss from investees	(20)	29	(93)
Net gain on disposals of assets (Notes 6 and 27)	(7)	(124)	(17)
Other income, net (Note 5)	(15)	(49)	(158)

Total	17,485	12,732	20,685

(Loss) income from operations	(111)	(1,684)	3,069
Interest expense	195	159	169
Interest income	(7)	(10)	(14)
Other financial costs (income) (Note 7)	86	12	(93)

Net interest and other financial costs	274	161	62

(Loss) income before income taxes and noncontrolling interests	(385)	(1,845)	3,007
Income tax provision (benefit) (Note 10)	97	(439)	853

Net (loss) income	(482)	(1,406)	2,154
Less: Net (loss) income attributable to noncontrolling interests	-	(5)	42

Net (loss) income attributable to United States Steel Corportation	$(482)	$(1,401)	$2,112

(Loss) income per common share (Note 8)
Net (loss) income per share attributable to United States Steel Corporation shareholders:
– Basic	$(3.36)	$(10.42)	$18.04
– Diluted	$(3.36)	$(10.42)	$17.96

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$578	$1,218
Receivables, less allowance of $48 and $39	1,921	1,423
Receivables from related parties (Note 25)	102	144
Inventories (Note 9)	2,352	1,679
Income tax receivable (Note 10)	175	214
Deferred income tax benefits (Note 10)	125	299
Other current assets	51	38

Total current assets	5,304	5,015
Investments and long-term receivables, less allowance of $22 in both periods (Note 11)	670	695
Property, plant and equipment, net (Note 12)	6,486	6,820
Intangibles—net (Note 13)	275	281
Goodwill (Note 13)	1,760	1,725
Assets held for sale (Note 6)	-	33
Deferred income tax benefits (Note 10)	515	535
Other noncurrent assets	340	318

Total assets	15,350	$15,422
Liabilities
Current liabilities:
Accounts payable	1,738	$1,396
Accounts payable to related parties (Note 25)	66	61
Bank checks outstanding	30	23
Payroll and benefits payable	938	854
Accrued taxes (Note 10)	116	89
Accrued interest	43	32
Short-term debt and current maturities of long-term debt (Note 16)	216	19

Total current liabilities	3,147	2,474
Long-term debt, less unamortized discount (Note 16)	3,517	3,345
Employee benefits (Note 19)	4,365	4,143
Deferred credits and other noncurrent liabilities	469	481

Total liabilities	11,498	10,443

Contingencies and commitments (Note 27)

Stockholders’ Equity
Common stock issued—150,925,911 shares issued (par value $1 per share, authorized 400,000,000 shares) (Note 21)	151	151
Treasury stock, at cost (7,251,715 shares and 7,575,724 shares)	(580)	(608)
Additional paid-in capital	3,650	3,652
Retained earnings	3,698	4,209
Accumulated other comprehensive loss	(3,068)	(2,728)

Total United States Steel Corporation stockholders’ equity	3,851	4,676

Noncontrolling interests	1	303

Total liabilities and stockholders’ equity	15,350	$15,422

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss) income	$(482)	$(1,406)	$2,154
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation, depletion and amortization (Notes 1, 12 and 13)	658	661	605
Provision for doubtful accounts	15	8	24
Pensions and other postretirement benefits	(111)	(203)	(502)
Deferred income taxes	155	(156)	366
Noncash other income (Note 5)	-	-	(150)
Net gains on disposal of assets (Notes 6 and 27)	(7)	(124)	(17)
Distributions received, net of equity investees income	(14)	41	(29)
Changes in:
Current receivables -sold	-	-	485
-repurchased	-	-	(635)
-operating turnover	(489)	956	(140)
Inventories	(688)	867	(376)
Current accounts payable and accrued expenses	412	(297)	114
Income taxes receivable/payable (Note 10)	56	(271)	(33)
Bank checks outstanding	8	12	(42)
Foreign currency translation of operating items	21	(148)	(117)
All other, net	87	(1)	(49)

Net cash (used in) provided by operating activities	(379)	(61)	1,658

Investing activities:
Capital expenditures	(676)	(472)	(735)
Capital expenditures - variable interest entities	-	(147)	(161)
Acquisition of noncontrolling interests of Clairton 1314B Partnership, L.P.	-	-	(104)
Acquisition of noncontrolling interests of Z-Line Company	-	(24)	-
Acquisition of pickle lines	-	-	(36)
Acquisition of Stelco Inc.	-	-	(1)
Disposal of assets	169	366	24
Restricted cash, net	(42)	(59)	2
Investments, net	(34)	(38)	(21)

Net cash used in investing activities	(583)	(374)	(1,032)

Financing activities:
Revolving credit facilities - borrowings	39	-	359
- repayments	(310)	-	(44)
Issuance of long-term debt, net of refinancing costs	737	966	-
Repayment of long-term debt	(107)	(800)	(380)
Common stock issued	5	667	5
Common stock repurchased	-	-	(227)
Distributions from noncontrolling interests	-	161	102
Dividends paid	(29)	(56)	(129)
Excess tax benefits from stock-based compensation	-	-	9

Net cash provided by (used in) financing activities	335	938	(305)

Effect of exchange rate changes on cash	(13)	(9)	2

Net (decrease) increase in cash and cash equivalents	(640)	494	323
Cash and cash equivalents at beginning of year	1,218	724	401

Cash and cash equivalents at end of year	$578	$1,218	$724

  See Note 24 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Dollars in Millions			Shares in Thousands
	2010	2009	2008	2010	2009	2008
Common stock:
Balance at beginning of year	$151	$124	$124	150,926	123,786	123,786
Common stock issued	-	27	-	-	27,140	-

Balance at end of year	$151	$151	$124	150,926	150,926	123,786
Treasury stock:
Balance at beginning of year	$(608)	$(612)	$(395)	(7,576)	(7,587)	(5,791)
Common stock repurchased	-	-	(227)	-	-	(2,015)
Common stock reissued for employee/non-employee director stock plans	28	4	10	324	11	219

Balance at end of year	$(580)	$(608)	$(612)	(7,252)	(7,576)	(7,587)

Additional paid-in capital:
Balance at beginning of year	$3,652	$2,986	$2,955
Common stock issued	-	640	-
Employee stock plans	(2)	26	31

Balance at end of year	$3,650	$3,652	$2,986

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Continued)

				Comprehensive (Loss) Income
(Dollars in millions)	2010	2009	2008	2010	2009	2008
Retained earnings:
Balance at beginning of year	$4,209	$5,666	$3,683
Net (loss) income attributable to United States Steel Corporation	(482)	(1,401)	2,112	$(482)	$(1,401)	$2,112
Dividends on common stock	(29)	(56)	(129)

Balance at end of year	$3,698	$4,209	$5,666
Accumulated other comprehensive (loss) income:
Pension and other benefit adjustments (Note 19):
Balance at beginning of year	$(3,013)	$(3,260)	$(1,332)
Changes during year, net of taxes(a)	(341)	276	(1,920)	(341)	276	(1,920)
Changes during year, equity investee net of taxes	11	(29)	(8)	11	(29)	(8)

Balance at end of year	$(3,343)	$(3,013)	$(3,260)

Foreign currency translation adjustments:
Balance at beginning of year	$285	$(9)	$496
Changes during year	(10)	294	(505)	(10)	294	(505)

Balance at end of year	275	285	(9)

Total balances at end of year	$(3,068)	$(2,728)	$(3,269)
Total stockholders' equity	$3,851	$4,676	$4,895
Noncontrolling interests:
Balance at beginning of year	$303	$164	$88
Net (loss) income	-	(5)	42	-	(5)	42
Partner contributions (distributions)	-	161	102
Acquisition of noncontrolling interest	-	(28)	(32)
Purchase price adjustment	-	-	(25)
Currency translation adjustment	-	5	(9)
Adoption of ASC Topic 810	(301)	-	-
Other	(1)	6	(2)

Balance at end of year	$1	$303	$164
Total comprehensive (loss) income				$(822)	$(865)	$(279)
(a) Related income tax benefit (provision):
Pension and other benefits adjustments	$11	$(217)	$1,110

The accompanying notes are an integral part of these consolidated financial statements.

1.      Nature of Business and Significant Accounting Policies

Nature of Business

United States Steel Corporation (U. S. Steel or the Company) produces and sells steel mill products, including flat-rolled and tubular products, in North America and Europe. Operations in North America also include transportation services (railroad and barge operations) and real estate operations.

Significant Accounting Policies

Principles applied in consolidation

These financial statements include the accounts of U. S. Steel and its majority-owned subsidiaries. Additionally, variable interest entities for which U. S. Steel is the primary beneficiary are included in the consolidated financial statements and their impacts are either partially or completely offset by noncontrolling interests. Intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Income or loss from investees includes U. S. Steel’s share of income or loss from equity method investments, which is generally recorded a month in arrears, except for significant and unusual items which are recorded in the period of occurrence. Gains or losses from changes in ownership of unconsolidated investees are recognized in the period of change. Intercompany profits and losses on transactions with equity investees have been eliminated in consolidation, subject to lower of cost or market inventory adjustments.

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

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used on 48 percent and 49 percent of consolidated inventories at December 31, 2010 and 2009, respectively.

Derivative instruments

U. S. Steel uses commodity-based and foreign currency derivative instruments to manage its exposure to price and foreign currency exchange rate risk. Forward physical purchase contracts and foreign exchange forward contracts are used to reduce the effects of fluctuations in the purchase price of natural gas and certain nonferrous metals and also certain business transactions denominated in foreign currencies. U. S. Steel has not elected to designate derivative instruments as qualifying for hedge accounting treatment. As a result, the changes in fair value of these derivatives are recognized immediately in results of operations. Historically, the forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption in ASC Topic 815 and have therefore not required derivative accounting. However, due to reduced natural gas consumption in 2009, we net settled some of our excess natural gas purchase contracts for certain facilities. Therefore, the remaining contracts for natural gas at those facilities no longer met the exemption criteria and were therefore subject to mark-to-market accounting in 2009. See Note 15 for further details on U. S. Steel’s derivatives. During 2010, all natural gas purchase contracts qualified for the normal purchases and normal sales exemption under ASC Topic 815 and were not subject to mark-to-market accounting.

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

Fair value for each reporting unit with goodwill is determined in accordance with ASC Topic 820 on fair value, which requires consideration of the income, market and cost approaches as applicable. There has been no impairment of our goodwill as of December 31, 2010.

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

Property, plant and equipment

Property, plant and equipment is carried at cost. Effective January 1, 2009, U. S. Steel began recording depreciation on a straight-line basis for all assets. Prior to January 1, 2009, U. S. Steel recorded depreciation on a modified straight-line basis for certain steel-producing assets located in the United States based on raw steel production levels. For the year ended December 31, 2008, the straight-line basis of depreciation would have reduced income from operations, net income and net income per common share by $58 million, $36 million and $0.31, respectively.

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

Asset retirement obligations

Asset retirement obligations (AROs) are initially recorded at fair value and are capitalized as part of the cost of the related long-lived asset and depreciated in accordance with U. S. Steel’s depreciation policies for property, plant and equipment. The fair value of the obligation is determined as the discounted value of expected future cash flows. Accretion expense is recorded each month to increase this discounted obligation over time. Certain AROs related to disposal costs of the majority of assets at our integrated steel facilities are not recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

Pensions, other postretirement and postemployment benefits

U. S. Steel has defined contribution or multi-employer arrangements for pension benefits for more than half of its North American employees and non-contributory defined benefit pension plans covering the remaining North American employees. U. S. Steel has defined benefit retiree health care and life insurance plans (Other Benefits) that cover the majority of its employees in North America upon their retirement. Non-union salaried employees in the United States hired on or after July 1, 2003 participate in a defined contribution plan whereby U. S. Steel contributes a certain percentage of salary based upon attained age each year. In addition, most domestic salaried employees participate in defined contribution plans (401(k) plans) whereby the Company matches a certain percentage of salary based upon the amount of each participant’s contributions and years of service with the Company. The Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour, currently covers approximately 54 percent of its union employees in the United States. Government-sponsored programs into which U. S. Steel makes required contributions cover the majority of U. S. Steel’s European employees.

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

U. S. Steel records costs associated with ongoing benefit arrangements for employees associated with temporary idling of facilities and reduced production in the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable. See Note 19 for further details.

Concentration of credit and business risks

U. S. Steel is exposed to credit risk in the event of nonpayment by customers principally within the automotive, container, construction, steel service center, appliance and electrical, conversion, and oil, gas and petrochemical industries. Changes in these industries may significantly affect U. S. Steel’s financial performance and management’s estimates. U. S. Steel mitigates its exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, credit insurance, prepayments, guarantees or other collateral.

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

Deferred taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed quarterly based on several interrelated factors. These factors include U. S. Steel’s expectation to generate sufficient future taxable income and the projected time period over which these deferred tax assets will be realized. U. S. Steel records a valuation allowance when necessary to reduce deferred tax assets to the amount that will more likely than not be realized. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. Deferred tax liabilities have not been recognized for the undistributed earnings of certain foreign subsidiaries, primarily U. S. Steel Košice (USSK), because management intends to indefinitely reinvest such earnings in foreign operations. See Note 10 for further details of deferred taxes.

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

2.      New Accounting Standards

Testing for goodwill impairment for reporting units with zero or negative carrying values

On December 17, 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 addresses how companies should test for goodwill impairment when the book value of a reporting entity is zero or negative. ASU 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010. U. S. Steel does not expect any financial statement impact relating to the adoption of this ASU.

Accounting for variable interest entities

On January 1, 2010, U. S. Steel adopted updates to Accounting Standards Codification (ASC) Topic 810 related to improvements to financial reporting by enterprises involved with variable interest entities. The updates to ASC Topic 810 include a criterion that requires the primary beneficiary to have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. Due to the addition of this criterion, the adoption resulted in the deconsolidation of Gateway Energy & Coke Company, LLC and Daniel Ross Bridge, LLC from our consolidated financial statements on a prospective basis. The primary impact from the adoption of the updates to ASC Topic 810 was the removal of approximately $300 million of net assets, comprised mainly of property, plant and equipment, from our consolidated balance sheet. These net assets were entirely offset by noncontrolling interest, which was also removed upon adoption. There was an immaterial impact to our consolidated statement of operations. See Note 18 for further details of these entities.

Accounting for transfers of financial assets

On January 1, 2010, U. S. Steel adopted updates to ASC Topic 860 related to the accounting for transfers of financial assets. As a result of the adoption, any transfers of receivables pursuant to our Receivables Purchase Agreement (RPA) no longer qualify as a “sale” and are now accounted for as secured borrowing transactions. Accordingly, receivable transfers as well as the related borrowings for equal amounts are required to be reflected on the consolidated balance sheet and the proceeds and repurchases related to the securitization program will be included in cash flows from financing activities in the statement of cash flows. U. S. Steel did not have any transactions under the RPA during 2010 or 2009. See Note 16 for further details of our accounts receivable facility.

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

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill and coke and other production facilities in Slovakia; U. S. Steel Serbia (USSS), U. S. Steel’s integrated steel mill and other facilities in Serbia; and an equity investee located in Europe. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells sheet, slabs, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

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

Other Businesses includes transportation services (railroad and barge operations) and real estate operations.

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

The results of segment operations are as follows:

(In millions)	Customer sales	Intersegment sales	Net sales	(Loss) Income from equity investees	(Loss) Income from operations	Depreciation, depletion & amortization	Capital expenditures (a)
2010
Flat-rolled	$10,848	$1,012	$11,860	$26	$(312)	$470	$499
USSE	3,989	48	4,037	1	(33)	129	120
Tubular	2,403	5	2,408	(6)	349	45	45

Total reportable segments	17,240	1,065	18,305	21	4	644	664
Other Businesses	134	298	432	(1)	52	-	12
Reconciling Items and Eliminations	-	(1,363)	(1,363)	-	(167)	14	-

Total	$17,374	$-	$17,374	$20	$(111)	$658	$676

2009
Flat-rolled	$6,814	$331	$7,145	$(24)	$(1,438)	$460	$338
USSE	2,944	3	2,947	-	(208)	143	113
Tubular	1,216	5	1,221	(5)	57	45	12

Total reportable segments	10,974	339	11,313	(29)	(1,589)	648	463
Other Businesses	74	218	292	-	(2)	13	9
Reconciling Items and Eliminations	-	(557)	(557)	-	(93)	-	-

Total	$11,048	$-	$11,048	$(29)	$(1,684)	$661	$472

2008
Flat-rolled	$13,789	$1,499	$15,288	$101	$1,390	$386	$465
USSE	5,487	30	5,517	1	491	145	210
Tubular	4,251	2	4,253	(9)	1,207	62	29

Total reportable segments	23,527	1,531	25,058	93	3,088	593	704
Other Businesses	227	690	917	-	77	12	31
Reconciling Items and Eliminations	-	(2,221)	(2,221)	-	(96)	-	-

Total	$23,754	$-	$23,754	$93	$3,069	$605	$735

(a)	Excludes capital spending by variable interest entities, which is not funded by U. S. Steel.

The following is a schedule of reconciling items to income (loss) from operations:

(In millions)	2010	2009	2008
Items not allocated to segments:
Retiree benefit expenses	$(173)	$(134)	$(22)
Other items not allocated to segments:
Federal excise tax refund (Note 5)	-	34	-
Net gain on the sale of assets (Note 6)	6	97	-
Litigation reserve(a)	-	45	(45)
Environmental remediation charge (Note 27)	-	(49)	(23)
Workforce reduction charges (Note 19)	-	(86)	-
Deferred gain recognition (Note 5)	-	-	150
Labor agreement signing payments (Note 17)	-	-	(105)
Asset impairment charge(b)	-	-	(28)
Flat-rolled inventory transition effects(c)	-	-	(23)

Total other items not allocated to segments	6	41	(74)

Total reconciling items	$(167)	$(93)	$(96)
(a)	A litigation reserve involving a rate escalation provision in a U. S. Steel power supply contract was established in 2008 as a result of a court ruling and was subsequently reversed in 2009 as the decision was overturned.
(b)	In December 2008, U. S. Steel decided to exit the drawn-over-mandrel tubular products business. A pre-tax charge of $28 million was taken in 2008 associated with this action principally to write down to fair value equipment associated with this business.
(c)	The impact of selling inventory acquired from Stelco Inc., which had been recorded at fair value.

Net Sales by Product:

The following summarizes net sales by product:

(In millions)	2010	2009	2008
Flat-rolled	$14,126	$9,205	$18,291
Tubular	2,463	1,281	4,367
Raw materials (coke and iron ore)	31	68	198
Other(a)	754	494	898

Total	$17,374	$11,048	$23,754
(a)	Includes sales of steel production by-products, transportation services (railroad and barge operations) and real estate operations.

Geographic Area:

The information below summarizes net sales and property, plant and equipment and other long-term assets based on the location of the operating segment to which they relate.

(In millions)	Year	Net Sales	Assets
North America	2010	$13,385	$5,659	(a)
	2009	$8,104	$5,925	(a)
	2008	$18,269	$5,799	(a)

Europe	2010	3,989	1,406	(b)
	2009	2,944	1,522	(b)
	2008	5,487	1,540	(b)

Other Foreign Countries	2010	-	45
	2009	-	40
	2008	-	29

Eliminations	2010	-	-
	2009	-	-
	2008	(2)	-

Total	2010	$17,374	$7,110
	2009	$11,048	$7,487
	2008	$23,754	$7,368
(a)	Assets with a book value of $4,103 million, $4,346 million and $4,332 million were located in the United States at December 31, 2010, 2009 and 2008, respectively.
(b)	Assets with a book value of $1,177 million, $1,282 million and $1,295 million were located in Slovakia at December 31, 2010, 2009 and 2008, respectively.

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

Clairton 1314B Partnership, L.P.

On October 31, 2008, U. S. Steel acquired the interests in the Clairton 1314B Partnership, L.P. (Clairton 1314B) held by unrelated parties for $104 million, and Clairton 1314B was terminated. The acquisition was accounted for in accordance with FAS 141, “Business Combinations” (FAS 141). U. S. Steel accounted for the purchase price of this acquisition, in excess of the acquired noncontrolling interests, using step acquisition accounting. This resulted in a partial step-up in the book value of property, plant and equipment of $73 million, which will be depreciated over 15 years.

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

5.      Other Income

Other income for 2010 consists of various transactions, none of which are individually material.

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

6.      Dispositions and Assets Held for Sale

Mobile River Terminal Company

On December 21, 2010, U. S. Steel completed the sale of a majority of the operating assets of Mobile River Terminal Company, Inc. and certain assets of Warrior and Gulf Navigation LLC for approximately $35 million. U. S. Steel recognized a pretax gain of approximately $26 million as a result of this transaction.

USSC Bar Mill and Bloom and Billet Mill

On November 12, 2010, USSC completed the sale of its bar mill and bloom and billet mill located at Hamilton Works for C$41 million (approximately $41 million). U. S. Steel recognized a pretax loss of approximately $5 million as a result of this transaction. As of December 31, 2009, the assets that were to be sold were classified as held for sale in accordance with ASC Topic 360.

Fintube Technologies

On September 1, 2010, U. S. Steel completed the sale of a majority of the operating assets of Fintube Technologies (Fintube) for approximately $22 million and disposed of the related goodwill (See Note 13). Fintube has operations in Tulsa, Oklahoma and Monterrey, Mexico where it manufactures specialty tubular products used in heat recovery technology applications. As a result of the transaction, U. S. Steel recognized a pretax loss of approximately $15 million in 2010.

Wabush Mines Joint Venture

On February 1, 2010, U. S. Steel Canada Inc. (USSC) completed the sale of its 44.6 percent interest in the Wabush Mines Joint Venture (Wabush) for approximately $60 million. Wabush owns and operates iron ore mining and pellet facilities in Newfoundland and Labrador and Quebec, Canada. U. S. Steel recognized an immaterial gain on the sale.

Elgin, Joliet and Eastern Railway Company

On January 31, 2009, U. S. Steel completed the sale of the majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) to Canadian National Railway Company (CN) for approximately $300 million. U. S. Steel retained railroad assets, equipment, and employees that support the Gary Works. As a result of the transaction, U. S. Steel recognized a pretax gain of approximately $97 million, net of a $10 million pension curtailment charge (see Note 19). As of December 31, 2008, the assets of EJ&E that were to be sold, consisting primarily of property, plant and equipment, were classified as held for sale in accordance with ASC Topic 360.

7.      Net Interest and Other Financial Costs

(In millions)	2010	2009	2008
Interest income:
Interest income	$(7)	$(10)	$(14)

Interest expense and other financial costs:
Interest incurred	211	174	185
Less interest capitalized	16	15	14

Net interest incurred	195	159	171
Interest on tax issues	-	-	(2)

Total interest expense	195	159	169

Foreign currency loss (gain)(a)	58	(8)	(103)
Financial costs on:
Sale of receivables	5	3	4
$750 million Amended Credit Agreement	6	4	1
USSK credit facilities	2	-	-
Amortization of discounts and deferred financing costs	15	13	5

Total other financial costs (income)	86	12	(93)

Net interest and other financial costs	$274	$161	$62
(a)	The functional currency for USSE is the euro and the functional currency for USSC is the Canadian dollar. Foreign currency net gains are a result of transactions denominated in currencies other than the euro (principally the U.S. dollar, Slovak koruna (prior to December 31, 2008) or Serbian dinar) or the Canadian dollar (principally the U.S. dollar). Additionally, foreign currency net (gain) or loss includes the impacts of the remeasurement of a U.S. dollar-denominated intercompany loan to a European subsidiary net of the impacts of Euro-U.S. dollar derivatives activity.

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

Net Income (Loss) per Share Attributable to United States Steel Corporation Shareholders

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

(Dollars in millions, except per share amounts)	2010	2009	2008
Net (loss) income attributable to United States Steel Corporation shareholders	$(482)	$(1,401)	$2,112
Plus income effect of assumed conversion-interest on convertible notes	-	-	-

Net (loss) income after assumed conversion	$(482)	$(1,401)	$2,112

Weighted-average shares outstanding (in thousands):
Basic	143,571	134,469	117,102
Effect of convertible notes	-	-	-
Effect of stock options	-	-	351
Effect of dilutive restricted stock, performance awards and restricted stock units	-	-	168

Adjusted weighted-average shares outstanding, diluted	143,571	134,469	117,621

Basic earnings per common share	$(3.36)	$(10.42)	$18.04

Diluted earnings per common share	$(3.36)	$(10.42)	$17.96

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computation of diluted income (loss) per common share:

(in thousands)	2010	2009	2008
Securities granted under the 2005 Stock Incentive Plan	3,648	3,122	553
Securities convertible under the Senior Convertible Notes	27,059	27,059	-

Total	30,707	30,181	553

Dividends Paid per Share

Quarterly dividends on common stock were five cents per share for each quarter in 2010.

Quarterly dividends on common stock in 2009 were 30 cents per share for the first quarter and five cents per share for the second, third and fourth quarters.

Quarterly dividends on common stock in 2008 were 25 cents per share for the first and second quarters and 30 cents per share for the third and fourth quarters.

9.      Inventories

(In millions)	December 31, 2010	December 31, 2009
Raw materials	$949	$481
Semi-finished products	851	741
Finished products	449	336
Supplies and sundry items	103	121

Total	$2,352	$1,679

Current acquisition costs were estimated to exceed the above inventory values at December 31 by $885 million and $1.1 billion in 2010 and 2009, respectively. Cost of sales was reduced and income from operations was improved by $12 million, $135 million and $145 million in 2010, 2009 and 2008, respectively, as a result of liquidations of LIFO inventories.

During the years ended December 31, 2010 and 2009, we recorded lower of cost or market related charges totaling approximately $30 million and $165 million, respectively.

Inventory includes $91 million and $101 million of land held for residential/commercial development as of December 31, 2010 and 2009, respectively.

From time to time, U. S. Steel enters into coke swap agreements designed to reduce transportation costs. U. S. Steel shipped approximately 735,000 tons and received approximately 710,000 tons of coke under swap agreements during 2010. U. S. Steel shipped approximately 149,000 tons and received approximately 162,000 tons of coke under swap agreements during 2009.

U. S. Steel also has entered into iron ore pellet swap agreements. U. S. Steel shipped and received approximately 2,314,000 tons and 1,020,000 tons of iron ore pellets during 2010 and 2009, respectively.

The coke and iron ore pellet swaps are recorded at cost as nonmonetary transactions. There was no income statement impact related to these swaps.

10.      Income Taxes

Provisions (benefits) for income taxes

	2010			2009			2008
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(55)	$92	$37	$(277)	$(103)	$(380)	$385	$248	$633
State and local	(3)	42	39	(8)	(53)	(61)	62	34	96
Foreign	-	21	21	2	-	2	40	84	124

Total	$(58)	$155	$97	$(283)	$(156)	$(439)	$487	$366	$853

A reconciliation of the federal statutory tax rate of 35 percent to total provisions follows:

(In millions)	2010	2009	2008
Statutory rate applied to income (loss) before income taxes	$(135)	$(646)	$1,052
Effects of foreign operations	282	298	(114)
Noncontrolling interests	-	2	(15)
Excess percentage depletion	(81)	(29)	(79)
State and local income taxes after federal income tax effects	25	(40)	62
Adjustments of prior years' federal income taxes	(6)	(24)	(15)
Tax credits	(2)	(5)	(20)
Deduction for domestic production activities	10	8	(26)
Other	4	(3)	8

Total provision (benefit)	$97	$(439)	$853

The effective tax rate for 2010 was (25)% and the effective tax benefit rate for 2009 was 24%. The effective tax rate differs from the statutory rate mainly because losses in Canada and Serbia, which are jurisdictions where we have recorded full valuation allowances, do not generate a tax benefit for accounting purposes, and because we had foreign currency gains and losses that are not recognized in any tax jurisdiction. Included in the 2010 tax provision is a net tax benefit of $39 million relating to adjustments to tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in the first quarter of 2010 (see Note 19).

Income tax receivable

During 2010, U. S. Steel received the $214 million income tax receivable reflected in the balance sheet at December 31, 2009 representing the federal income tax refund related to the carryback of our 2009 losses to prior years. The income tax receivable of $175 million at December 31, 2010 primarily reflects the additional federal income tax refund that we expect to receive as a result of the carryback of our 2010 losses as well as an expected refund of income taxes paid in 2010.

Unrecognized tax benefits

The total amount of unrecognized tax benefits was $115 million, $106 million and $99 million as of December 31, 2010, 2009 and 2008, respectively. The change in unrecognized tax benefits reflects a net increase for tax positions taken for prior years’ returns, offset by decreases resulting from the conclusion of certain tax examinations. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $100 million as of December 31, 2010. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of December 31, 2010, 2009 and 2008, U. S. Steel had accrued liabilities of $4 million for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2010	2009	2008
Unrecognized tax benefits, beginning of year	$106	$99	$68
Increases – tax positions taken in prior years	49	24	24
Decreases – tax positions taken in prior years	(25)	(27)	(17)
Increases – current tax positions	10	14	34
Settlements	(18)	-	(10)
Lapse of statute of limitations	(7)	(4)	-

Unrecognized tax benefits, end of year	$115	$106	$99

It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax issues will not change by a significant amount.

Tax years subject to examination

Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2006 and forward*

U.S. States – 2002 and forward

Slovakia – 2005 and forward

Serbia – 2006 and forward

Canada Federal and Provincial – 2004 and forward

*Lone Star has open tax years for its U.S. federal returns dating back to 1994 due to the presence of net operating loss carryforwards.

Status of IRS examinations

The Internal Revenue Service (IRS) audit of U. S. Steel’s 2006 and 2007 tax returns was completed in the first quarter of 2010 and agreement was reached with the IRS on the proposed adjustments. The results of the audit did not have a material impact on U. S. Steel. The IRS began its audit of U. S. Steel’s 2008 and 2009 tax returns in 2009.

Taxes on foreign income

Pretax (loss) income for 2010, 2009 and 2008 attributable to foreign sources was ($744) million ($845) million and $684 million, respectively. As of December 31, 2010, it remains U. S. Steel’s intention to continue to indefinitely reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2010, amounted to $2,937 million. If such earnings were not indefinitely reinvested, a U.S. deferred tax liability of approximately $880 million would have been required.

The Slovak Income Tax Act provided an income tax credit which was available to USSK if certain conditions were met. The cumulative amount of credits for the period 2000 through 2009 was limited to $430 million. USSK met all of the conditions required to claim the credits and used all of the credits by December 31, 2008. The total income tax credit claimed for 2008 was $25 million.

Deferred taxes

Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2010	2009
Deferred tax assets:
State tax credit carryforwards (expiring in 2014 through 2029)	$15	$17
State tax loss carryforwards (expiring in 2015 through 2030)	68	52
Minimum tax credit carryforwards	51	14
General business credit carryforwards	55	1
Foreign tax loss and credit carryforwards (expiring in 2014 through 2030)	667	485
Employee benefits	1,661	1,622
Receivables, payables and debt	64	43
Expected federal benefit for deducting state deferred income taxes	38	24
Inventory	-	154
Contingencies and accrued liabilities	136	141
Valuation allowances:
State	(5)	-
Foreign	(870)	(575)

Total deferred tax assets	1,880	1,978

Deferred tax liabilities:
Property, plant and equipment	1,071	981
Investments in subsidiaries and equity investees	98	80
Inventory	13	-
Other temporary differences	58	83

Total deferred tax liabilities	1,240	1,144

Net deferred tax asset	$640	$834

At December 31, 2010 and 2009, the net domestic deferred tax asset was $563 million and $731 million, respectively. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

At December 31, 2010 and 2009, the net foreign deferred tax asset was $77 million and $103 million, respectively, net of established valuation allowances of $870 million and $575 million, respectively. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $819 million for Canadian deferred tax assets and $39 million for Serbian deferred tax assets as of December 31, 2010, would be partially or fully reversed. Any reversals of these amounts would result in a decrease to tax expense.

11.      Investments and Long-Term Receivables

	December 31,
(In millions)	2010	2009
Equity method investments	$623	$668
Receivables due after one year, less allowance of $22 in both periods	40	21
Other	7	6

Total	$670	$695

Investees accounted for using the equity method include:

Investee	Country	December 31, 2010 Ownership
Acero Prime, S. R. L. de CV	Mexico	40%
Apolo Tubulars S.A.	Brazil	50%
Baycoat	Canada	50%
Baycoat Limited	Canada	50%
Chrome Deposit Corporation	United States	50%
Daniel Ross Bridge, LLC	United States	50%
D.C. Chrome Limited	Canada	50%
Double Eagle Steel Coating Company	United States	50%
Double G Coatings Company L.P.	United States	50%
Feralloy Processing Company	United States	49%
Hibbing Development Company	United States	24.1%
Hibbing Taconite Company(a)	United States	14.7%
Leeds Retail Center LLC	United States	38%
PRO-TEC Coating Company	United States	50%
Serbian Roll Services Company, d.o.o.	Serbia	50%
Strategic Investment Partners I(b)	United States	8.6%
Strategic Investment Partners II(b)	United States	3.9%
Swan Point Development Company, LLC	United States	50%
Tilden Mining Company, LLC(a)	United States	15%
United Spiral Pipe, LLC	United States	35%
USS-POSCO Industries	United States	50%
Worthington Specialty Processing	United States	49%
(a)	Hibbing Taconite Company (HTC) is an unincorporated joint venture that is owned, in part, by Hibbing Development Company (HDC), which is accounted for using the equity method. Through HDC we are able to influence the activities of HTC, and as such, its activities are accounted for using the equity method.
Tilden Mining Company, LLC is a limited liability company and in accordance with ASC Topic 323 “Partnerships and Unincorporated Joint Ventures,” (ASC 323) its financial activities are accounted for using the equity method.
(b)	Strategic Investment Partners I and II are limited partnerships and in accordance with ASC 323, the financial activities are acccounted for using the equity method.

Dividends and partnership distributions received from equity investees were $4 million in 2010, $12 million in 2009 and $63 million in 2008.

For discussion of transactions and related receivable and payable balances between U. S. Steel and its investees, see Note 25.

12.      Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2010	2009
Land and depletable property	-	$270	$248
Buildings	35 years	1,358	1,353
Machinery and equipment	4-22 years	13,508	13,921
Information technology	5-6 years	578	333
Leased machinery and equipment	3-25 years	176	175

Total		15,890	16,030
Less accumulated depreciation and depletion		9,404	9,210

Net		$6,486	$6,820

Amounts in accumulated depreciation and depletion for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $154 million and $145 million at December 31, 2010 and 2009, respectively.

13.      Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2010 and December 31, 2009 are as follows:

	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at January 1, 2009	$760	$-	$849	$1,609
Goodwill from acquisitions	-	-	-	-
Currency translation	116	-	-	116

Balance at December 31, 2009	$876	$-	$849	$1,725

Goodwill from acquisitions	-	4	-	4
Impact of dispositions (Note 6)	-	-	(15)	(15)
Currency translation	46	-	-	46

Balance at December 31, 2010	$922	$4	$834	$1,760

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

In order to validate the reasonableness of the estimated fair values of the reporting units, a reconciliation of the aggregate fair values of all reporting units to market capitalization, using a reasonable control premium, was performed as of the valuation date. We further validated the reasonableness of the estimated fair values of our reporting units using other valuation metrics that included data from historical U. S. Steel transactions as well as published industry analyst reports.

Goodwill impairment tests in 2009 and prior years also indicated that goodwill was not impaired for either reporting unit. Accordingly, there are no accumulated impairment losses for goodwill.

Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of December 31, 2010			As of December 31, 2009
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$220	$34	$186	$216	$24	$192
Other	2-20 Years	23	9	14	24	10	14

Total amortizable intangible assets		$243	$43	$200	$240	$34	$206

The carrying amount of water rights with indefinite lives as of December 31, 2010 and December 31, 2009 totaled $75 million. The water rights are tested for impairment annually in the third quarter. The 2010 and 2009 impairment tests indicated that the fair value of the water rights exceeded the carrying value. Accordingly, no impairment loss was recognized.

Aggregate amortization expense was $9 million, $12 million and $14 million for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is $11 million in each year from 2011 to 2015.

14.      Stock-Based Compensation Plans

On April 26, 2005, U. S. Steel’s stockholders approved the 2005 Stock Incentive Plan (the “2005 Stock Plan”). The aggregate number of shares of U. S. Steel common stock that may be issued through April 26, 2020 under the 2005 Stock Plan is 15,450,000 shares, of which 10,090,652 shares are available as of December 31, 2010 for future grants. Generally, a share issued under the Plan pursuant to an award other than a stock option will reduce the number of shares available under the Stock Plan by 1.64 shares. The purposes of the 2005 Stock Plan are to attract, retain and motivate employees and non-employee directors of outstanding ability, and to align their interests with those of the stockholders of U. S. Steel. The Compensation & Organization Committee of the Board of Directors (the Compensation Committee) administers the plan pursuant to which they may make grants of stock options, restricted stock, restricted stock units (RSU’s), performance awards, and other stock-based awards. Also, shares related to awards (i) that are forfeited, (ii) that terminate without shares having been issued or (iii) for which payment is made in cash or property other than shares are again available for awards under the plan; provided, however, that shares delivered to U. S. Steel or withheld for purposes of satisfying the exercise price or tax withholding obligations shall not again be available for awards.

The following table summarizes the total stock-based compensation awards granted during the years 2010, 2009 and 2008:

	Stock Options	Restricted Stock	Restricted Stock Units	Performance Awards
2010 Grants	612,270	-	359,960	105,640
2009 Grants	1,026,580	-	564,210	116,410
2008 Grants	281,200	1,000	118,420	32,870

Stock-based compensation expense

The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Stock-based compensation expense recognized:
Cost of sales	$9	$10	$11
Selling, general and administrative expenses	20	27	24

Total	29	37	35
Related deferred income tax benefit	11	14	13

Decrease in net income	$18	$23	$22
Decrease in basic earnings per share	$0.13	$0.17	$0.19
Decrease in diluted earnings per share	$0.13	$0.17	$0.18

As of December 31, 2010, total future compensation cost related to nonvested stock-based compensation arrangements was $34 million, and the average period over which this cost is expected to be recognized is approximately 12 months.

Stock options

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The 2010, 2009 and 2008 awards vest ratably over a three-year service period and have a term of ten years. Options are issued at the market price on the date of the grant. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock.

Black-Scholes Assumptions	2010 Grants	2009 Grants	2008 Grants
Price per share of option award	$45.65	$29.81	$169.23
Expected annual dividends per share	$0.20	$0.20	$1.00
Expected life in years	5.0	4.5	4.5
Expected volatility	64%	62%	43%
Risk-free interest rate	2.1%	2.6%	3.2%
Average grant date fair value per share of unvested option awards as calculated from above	$24.31	$14.87	$64.51

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2010:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	2,220,957	$56.92
Granted	612,270	45.65
Exercised	(145,254)	29.93
Forfeited or expired	(47,683)	45.31

Outstanding at December 31, 2010	2,640,290	$56.00	9.1	$6
Exercisable at December 31, 2010	1,351,989	$65.76	5.3	-
Exercisable and expected to vest at December 31, 2010	2,552,699	$56.38	8.9	$5

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (difference between our closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options). Intrinsic value changes are based on the fair market value of our stock. Total intrinsic value of options outstanding at December 31, 2009 was zero because generally the options were out-of-the-money at December 31, 2009.

During the years ended December 31, 2010, 2009 and 2008, the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $3 million, $0.3 million and $29 million, respectively. The total amount of cash received by U. S. Steel from the exercise of options during the year ended December 31, 2010 was $4 million and the related net tax benefit realized from the exercise of these options was immaterial.

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

The following table shows a summary of the performance awards outstanding as of December 31, 2010, and their fair market value on the respective grant date:

Performance Period	Fair Value (in millions)	Minimum Shares	Target Shares	Maximum Shares
2010 - 2013	$6	-	105,640	211,280
2009 - 2012	$5	-	116,410	232,820
2008 - 2011	$7	-	32,870	65,740

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2010:

	Restricted Stock	Restricted Stock Units	Performance Awards(a)	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	47,178	608,870	190,605	846,653	$58.96
Granted	-	359,960	105,640	465,600	48.23
Vested	(45,859)	(212,298)	(33,767)	(291,924)	69.65
Performance adjustment factor(b)	-	-	(20,078)	(20,078)	143.60
Forfeited or expired	(1,319)	(22,799)	(569)	(24,687)	42.80

Nonvested at December 31, 2010	-	733,733	241,831	975,564	$49.30
(a)	The number of shares shown for the performance awards is based on the target number of share awards.
(b)	Consists of adjustments to vested performance awards to reflect actual performance. The adjustments were required since the original grants of the awards were at 100 percent of the targeted amounts.

The following table presents information on restricted stock, RSU’s and performance awards granted:

	2010	2009	2008
Number of shares (or RSU's) granted	465,600	680,620	152,290
Weighted-average grant-date fair value per share	$48.23	$31.61	$174.28

During the years ended December 31, 2010, 2009, and 2008, the total fair value of shares vested was $20 million, $19 million, and $12 million, respectively.

15.      Derivative Instruments

U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars and euros. Prior to Slovakia’s entry into the Eurozone as of January 1, 2009, the USSE segment also had foreign currency exchange rate risks related to the Slovak koruna. USSC’s revenues and costs are denominated in both Canadian and U.S. dollars. In addition, foreign cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can affect income when remeasured at the end of each period. A $1.6 billion U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary was the primary exposure at December 31, 2010.

U. S. Steel uses euro forward sales contracts with maturities no longer than 12 months to exchange euros for U.S. dollars to manage our exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the balance sheet. U. S. Steel has not elected to designate these euro forward sales contracts as hedges. Therefore, changes in the fair value are recognized immediately in the results of operations. The gains and losses recognized on these euro forward sales contracts may also partially offset the accounting remeasurement gains and losses recognized on the Intercompany Loan.

As of December 31, 2010, U. S. Steel held euro forward sales contracts with a total notional value of approximately $398 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

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

During 2010, all natural gas purchase contracts qualified for the normal purchases and normal sales exemption under ASC Topic 815 and were not subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values related to derivatives included in U. S. Steel’s financial statements as of December 31, 2010 and 2009:

	Location of Fair Value in Balance Sheet	Fair Value
(In millions)		December 31, 2010	December 31, 2009
Foreign exchange forward contracts	Accounts payable	($11)	($2)

The following summarizes the location and amounts of the gains and losses related to derivatives included in U. S. Steel’s financial statements for the years ended December 31, 2010, 2009 and 2008:

	Gain (Loss) on Derivative in Statement of Operations	Amount of Gain (Loss)
		Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Forward physical purchase contracts	Cost of Sales	$-	($20)	($18)
Foreign exchange forward contracts	Other financial costs	$3	$7	$38

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

16.      Debt

(In millions)	Interest Rates %	Maturity	December 31,
			2010	2009
2037 Senior Notes	6.65	2037	$350	$350
2020 Senior Notes	7.375	2020	600	-
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	863
2013 Senior Notes	5.65	2013	300	300
Province Note (C$150 million)	1.00	2015	150	142
Environmental Revenue Bonds	4.75 - 6.88	2011 – 2030	458	458
Recovery Zone Facility Bonds	6.75	2040	70	-
Fairfield Caster Lease		2011 – 2012	20	29
Other capital leases and all other obligations		2011 – 2014	18	30
Amended Credit Agreement, $750 million	Variable	2012	-	-
USSK Revolver, €200 million	Variable	2013	-	288
USSK credit facilities, €80 million	Variable	2012 - 2015	-	-
USSS credit facilities, €20 million and 1 billion Serbian Dinar	Variable	2011	-	-

Total Debt			3,779	3,410
Less Province Note fair value adjustment			36	40
Less unamortized discount			10	6
Less short-term debt and long-term debt due within one year			216	19

Long-term debt			$3,517	$3,345

Senior Notes

On March 16, 2010, U. S. Steel issued $600 million of 7.375 percent Senior Notes due 2020 (2020 Senior Notes). The 2020 Senior Notes were issued at 99.125 percent of their principal amount. U. S. Steel received net proceeds of $582 million after fees of $13 million for the underwriting discount and third party expenses. Interest is payable semi-annually on April 1st and October 1st of each year. The 2020 Senior Notes are not listed on any national securities exchange. The 2020 Senior Notes contain covenants restricting our ability to create liens, to enter into sale-leaseback transactions and to consolidate, merge or transfer all, or substantially all of our assets. They also contain provisions requiring the purchase of the 2020 Notes upon a change of control under certain specified circumstances, as well as other customary provisions.

On December 10, 2007, U. S. Steel issued $500 million of 7.00 percent Senior Notes due 2018 (the 2018 Senior Notes). Interest is payable semi-annually on February 1st and August 1st of each year. The 2018 Senior Notes are not listed on any national securities exchange. The 2018 Senior Notes contain covenants restricting our ability to create liens, to enter into sale-leaseback transactions and to consolidate, merge or transfer all, or substantially all of our assets. They also contain provisions requiring the purchase of the 2018 Notes upon a change of control under certain specified circumstances, as well as other customary provisions.

On May 21, 2007, U. S. Steel issued a total of $1,100 million of senior notes consisting of $350 million at 6.65 percent due 2037, $450 million at 6.05 percent due 2017, and $300 million at 5.65 percent due 2013, collectively, the Senior Notes (and individually, the 2037 Senior Notes, the 2017 Senior Notes and the 2013 Senior Notes, respectively). Interest is payable semi-annually on June 1st and December 1st of each year. The Senior Notes are not listed on any national securities exchange. Proceeds from the sale of the Senior Notes were used to finance a portion of the Lone Star acquisition. The Senior Notes contain covenants restricting our ability to create liens, to enter into sale-leaseback transactions and to consolidate, merge or transfer all, or substantially all of our assets. They also contain provisions requiring the purchase of the Senior Notes upon a change of control under certain specified circumstances, as well as other customary provisions.

Senior Convertible Notes

On May 4, 2009, U. S. Steel issued $863 million of 4.00% Senior Convertible Notes due May 15, 2014 (the Senior Convertible Notes). U. S. Steel received net proceeds from the offering of $836 million after fees of $27 million for the underwriting discount and third party expenses. The fees for the issuance of the Senior Convertible Notes will be amortized to interest expense over their five-year term.

The Senior Convertible Notes are senior and unsecured obligations that rank equally with U. S. Steel’s other existing and future senior and unsecured indebtedness. Interest on the Senior Convertible Notes is payable semi-annually on May 15th and November 15th of each year. The Senior Convertible Notes are not listed on any national securities exchange.

U. S. Steel may not redeem the Senior Convertible Notes prior to their maturity date. Holders may convert their Senior Convertible Notes into shares of U. S. Steel common stock at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of May 15, 2014. The initial conversion rate for the Senior Convertible Notes is 31.3725 shares of U. S. Steel common stock per $1,000 principal amount of Senior Convertible Notes, equivalent to an initial conversion price of approximately $31.875 per share of common stock, subject to adjustment as defined in the Senior Convertible Notes. On the issuance date of the Senior Convertible Notes, the market price of U. S. Steel’s common stock was below the stated conversion price of $31.875 and therefore, there was no beneficial conversion option to the holders. Based on the initial conversion rate, the Senior Convertible Notes are convertible into 27,058,781 shares of U. S. Steel common stock and we reserved for the possible issuance of 33,824,000 shares, which is the maximum amount that could be issued upon conversion. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash upon conversion. As of December 31, 2010, there have been an immaterial amount of conversions.

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

The Senior Convertible Notes contain covenants restricting our ability to create liens, to enter into sale-leaseback transactions and to consolidate, merge or transfer all, or substantially all of our assets. They also contain provisions requiring the purchase of the Senior Convertible Notes upon a change of control under certain specified circumstances, as well as other customary provisions. In addition, certain payment defaults on other indebtedness are a default under the Senior Convertible Notes.

Province Note

In its acquisition of Stelco on October 31, 2007, U. S. Steel assumed a note that Stelco had issued to the Province of Ontario, Canada. The face amount of the Province Note is C$150 million (approximately $150 million and $142 million at December 31, 2010 and 2009) and is payable on December 31, 2015. The Province Note is unsecured and is subject to a 75 percent discount if the solvency deficiencies in the four main Stelco pension plans (see Note 19) are eliminated on or before the maturity date. The Province Note bears interest at a rate of one percent per annum and is payable semi-annually. Upon the acquisition, the Province Note was recorded at its present value of amounts to be paid using a current interest rate, in accordance with FAS 141. The Province Note will be accreted up to its face value over its term assuming an effective interest rate of 6.67 percent.

Obligations relating to Environmental Revenue Bonds

U. S. Steel is the ultimate obligor on $458 million of Environmental Revenue Bonds. During 2010 and 2009, U. S. Steel refunded $89 million and $129 million, respectively, of Environmental Revenue Bonds with newly issued Environmental Revenue Bonds. At December 31, 2010, U. S. Steel is the direct underlying obligor on $260 million of these bonds. U. S. Steel is obligated on the remainder ($198 million, which includes $2 million of call premiums) under the Financial Matters Agreement (Exhibit 10(h)) that was entered into when it separated from Marathon Oil Corporation (Marathon) on December 31, 2001 (the Separation), whereby U. S. Steel assumed and will discharge all principal, interest and other duties of Marathon under these obligations, including any amounts due upon any defaults or accelerations of any of the obligations, other than defaults or accelerations caused by any action of Marathon. The agreement also provides that on or before the tenth anniversary of the Separation (December 31, 2011), U. S. Steel will provide for the discharge of Marathon from any remaining liability under any of these bond obligations by retiring or refunding these bonds, or amending them to relieve Marathon’s liability.

Recovery Zone Facility Bonds

On December 1, 2010, U. S. Steel entered into a loan agreement in connection with the issuance and sale by the Lorain County Port Authority of $70 million of Lorain County Port Authority Recovery Zone Facility Revenue Bonds (the Recovery Zone Bonds). The proceeds from the sale of the Recovery Zone Bonds, reflected as restricted cash in other noncurrent assets, were loaned to U. S. Steel to finance the costs of a capital project at our Lorain Tubular Operations in Ohio. The proceeds become unrestricted as capital expenditures for this project are made. At December 31, 2010, $52 million of this restricted cash remained. The interest rate on the loan is 6.75 percent and interest is payable semi-annually on June 1st and December 1st of each year.

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

The Amended Credit Agreement established a borrowing base formula, which limits the amounts U. S. Steel can borrow to a percent of the value of certain domestic inventory less specified reserves.

The Amended Credit Agreement provides for borrowings at interest rates based on defined, short-term, market rates plus a spread based on availability and includes other customary terms and conditions including restrictions on our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets. The Amended Credit Agreement expires in May 2012.

As of December 31, 2010, there were no amounts drawn on the Amended Credit Agreement and inventory values supported the full $750 million of the facility. The Amended Credit Agreement contains a financial covenant requiring U. S. Steel to maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.10 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 15% of the total aggregate commitments and $112.5 million. Since availability was greater than $112.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. However, based on the most recent four quarters, as of December 31, 2010, we would not meet this covenant if we were to borrow more than $637.5 million. If the value of inventory decreases or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

Receivables Purchase Agreement

U. S. Steel has a Receivables Purchase Agreement (RPA) under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. USSR can then sell senior undivided interests in the receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability is recorded. On July 21, 2010, U. S. Steel and USSR entered into an amendment of the program documentation that increased the maximum amount of receivables eligible for sale from $500 million to $525 million and extended the term until July 19, 2013.

On January 1, 2010, U. S. Steel adopted updates to ASC Topic 860 related to the accounting for transfers of financial assets (see Note 2). At December 31, 2010 and December 31, 2009, there were no receivables transferred under this facility and eligible accounts receivable supported $525 million and $500 million, respectively, of availability under the RPA. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which has historically not been significant.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We paid $5 million and $3 million in 2010 and 2009, respectively, relating to fees on the RPA. These costs are included in other financial costs in the statement of operations.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during 2010 and 2009, there were no collections reinvested.

The table below summarizes the trade receivables at December 31, 2010 and 2009 for USSR:

(In millions)	2010	2009
Balance of accounts receivable-net, purchased by USSR	$1,004	$792
Revolving interest sold to conduits	-	-

Accounts receivable—net, included in the accounts receivable balance on the balance sheet of U. S. Steel	$1,004	$792

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations and may also be terminated upon a change of control.

U. S. Steel Košice (USSK) credit facilities

On August 6, 2010, USSK entered into a €200 million (approximately $267 million at December 31, 2010) unsecured revolving credit facility which expires in August 2013. This facility replaced its three-year €200 million credit facility dated July 2, 2008.

On October 8, 2009, USSK amended its €40 million (approximately $53 million and $58 million at December 31, 2010 and 2009) unsecured revolving credit facility. The facility expires in October 2012.

On December 17, 2010, USSK entered into a €20 million (approximately $27 million at December 31, 2010) unsecured revolving credit facility to replace its €10 million facility that was scheduled to expire in January 2011. The facility expires in December 2015.

On December 16, 2009, USSK amended its €20 million (approximately $27 million and $29 million at December 31, 2010 and 2009) unsecured revolving credit facility. The facility expires in December 2012.

Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and they contain customary terms and conditions. USSK is the sole obligor on each of these facilities and is obligated to pay a commitment fee on the undrawn portion of the facilities.

At December 31, 2010, USSK had no borrowings against its €280 million total unsecured revolving credit facilities (which approximated $374 million) and the availability was approximately $367 million due to approximately $7 million of customs and other guarantees outstanding. At December 31, 2009, USSK had €200 million of borrowings against its €270 million of unsecured credit facilities (which approximated $389 million) and the availability was approximately $93 million due to approximately $8 million of customs and other guarantees and amounts outstanding.

U. S. Steel Serbia (USSS) credit facilities

Effective September 1, 2010, USSS replaced its former bank facilities with new facilities. The new facilities, which are the sole obligation of USSS and expire on August 31, 2011, consist of facilities for general corporate purposes of up to €20 million and an overdraft facility of up to 1 billion Serbian dinars (which together totaled approximately $39 million at December 31, 2010), subject in each case to a borrowing base calculation based upon the value of USSS’s finished and semi-finished inventory. At December 31, 2010, USSS had no borrowings under these facilities and its inventory values were sufficient to utilize the entire amount of the facilities.

Change in control event

At December 31, 2010, in the event of a change in control of U. S. Steel, debt obligations totaling $3,062 million, which includes the Senior Notes and the Senior Convertible Notes, may be declared immediately due and payable. In addition, the Amended Credit Agreement may be terminated and any amount outstanding thereunder may be declared immediately due and payable. U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $37 million or provide a letter of credit to secure the remaining obligation.

Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2011	2012	2013	2014	2015	Later Years	Total
$ 216	$20	$300	$863	$114	$2,230	$3,743	(a)

(a)	Debt maturities include the Province Note fair value adjustment discussed above.

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

The 2008 CBAs were effective September 1, 2008, contain no-strike provisions and resulted in wage increases ranging from $0.65 to $1.00 per hour as of the effective date. Each subsequent September 1 thereafter during the contract period, employees will receive a four percent wage increase. The 2008 CBAs also provide for pension and other benefit enhancements for both current employees and retirees. The 2008 CBAs also require U. S. Steel to make annual $75 million contributions during the contract period to a restricted account within our trust for retiree health care and life insurance. In April 2009, we reached agreement with the USW to defer the 2009 contribution until 2012. In November 2010, we reached agreement with the USW to defer the 2010 contribution until 2014. See Note 19 for further details.

Effective January 1, 2009, the 2008 CBAs also revised the profit sharing to include income from operations from Texas Operations. At the same time the profit sharing formula was modified such that at certain higher levels of income from operations, profit sharing payments will be capped and any excess amounts will be contributed to our trust to fund retiree health care and life insurance benefits for USW retirees. There were no excess contribution amounts in 2010 or 2009.

18.      Variable Interest Entities

Effective January 1, 2010, U. S. Steel adopted updates to ASC Topic 810 (see Note 2) related to improvements to financial reporting by enterprises involved with variable interest entities. The updates to ASC Topic 810 include a criterion that requires the primary beneficiary to have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. Due to the addition of this criterion, the adoption resulted in the deconsolidation of the following entities from our consolidated financial statements on a prospective basis.

Gateway Energy & Coke Company, LLC

Gateway Energy & Coke Company, LLC (Gateway) is a wholly owned subsidiary of SunCoke Energy, Inc. in which U. S. Steel has no ownership interest. Gateway has constructed a heat recovery coke plant with an expected annual capacity of 650,000 tons of coke at U. S. Steel’s Granite City Works that began operations in the fourth quarter of 2009. U. S. Steel has a 15-year arrangement to purchase coke from Gateway under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of this coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of December 31, 2010, a maximum default payment of approximately $283 million would apply if U. S. Steel terminates the agreement.

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

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB) was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. The economic performance of DRB is significantly impacted by the fair value of the underlying property. The activities that most directly impact DRB’s economic performance are the development, marketing, and sale of the underlying property, none of which are directed by U. S. Steel. Since U. S. Steel does not have the power to direct the activities that most significantly impact DRB’s economic performance, U. S. Steel is not the primary beneficiary. Accordingly, U. S. Steel deconsolidated DRB and began accounting for this entity using the equity method of accounting effective January 1, 2010 (See Note 11).

19.      Pensions and Other Benefits

U. S. Steel has defined contribution or multi-employer arrangements for pension benefits for more than half of its North American employees and non-contributory defined benefit pension plans covering the remaining North American employees. Benefits under the defined benefit pension plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits for most salaried employees in the United States under these plans are based upon a percent of total career pensionable earnings. Most salaried employees in the United States, including those not participating in the defined benefit pension plans of the Company, participate in defined contribution plans (401(k) plans) whereby the Company matches a certain percentage of salary based on the amount contributed by the participant and years of service with the company and for those without defined benefit coverage, also provides a company provided retirement account benefit based on salary and attained age. Approximately 54 percent of U. S. Steel’s union employees in the United States are currently covered by the Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour. As a result of the 2008 CBAs (see below), the flat dollar contribution rate per hour increased to $2.65 from $1.80.

The majority of employees and retirees of USSC participate in defined benefit pension plans and retiree health and life insurance plans. The majority of USSC union employees participate in defined benefit pension plans for which benefits are based upon years of service multiplied by a flat dollar rate. All USSC union employees at Hamilton Works participate in a defined benefit pension plan subject to the terms of the collective bargaining agreement which expired in July 2010; these employees are now under a work lockout. Slightly more than half of salaried USSC employees participate in defined benefit pension plans where benefits are based on final average pensionable earnings. The balance of salaried employees participate in defined benefit pension plans for which benefits are based upon years of service multiplied by a flat dollar rate. The balance of USSC union employees are covered by a defined contribution arrangement first initiated with the 2010 collective bargaining agreement for the Lake Erie bargaining union group.

Most union employees and retirees added with the acquisition of Lone Star in June 2007 participate in defined benefit pension plans. As a result of the 2008 CBAs, these defined benefit pension plans were frozen at December 31, 2008 and active participants are now covered by the SPT. Salaried employees added with the acquisition of Lone Star primarily participate in defined contribution pension plans. As of December 31, 2010, the Lone Star defined benefit pension plans were merged into the main U. S. Steel defined benefit pension plan.

U.S. Steel’s defined benefit retiree health care and life insurance plans (Other Benefits) cover the majority of its employees in North America upon their retirement. Health care benefits are provided through hospital, surgical, major medical and drug benefit provisions or through health maintenance organizations, both subject to various cost sharing features, and in most cases domestically, an employer cap on total costs. Upon their retirement, most salaried employees in the United States are provided with a flat dollar pre-Medicare benefit and a death benefit.

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

	Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009
Change in benefit obligations
Benefit obligations at January 1	$9,988	$9,572	$4,224	$4,235
Service cost	101	106	21	19
Interest cost	543	605	227	251
Plan amendments	10	-	22	-
Actuarial losses (gains)	761	493	132	(89)
Exchange rate loss	175	399	40	101
Settlements, curtailments and termination benefits	(13)	(37)	-	17
Benefits paid	(935)	(1,150)	(326)	(310)

Benefit obligations at December 31	$10,630	$9,988	$4,340	$4,224
Change in plan assets
Fair value of plan at January 1	$8,280	$7,587	$1,333	$1,102
Actual return on plan assets	941	1,374	164	244
Employer contributions	220	219	-	12
Exchange rate gain	141	244	-	-
Benefits paid from plan assets	(927)	(1,144)	(90)	(25)

Fair value of plan assets at December 31	$8,655	$8,280	$1,407	$1,333

Funded status of plans at December 31	$(1,975)	$(1,708)	$(2,933)	$(2,891)

Amounts recognized in accumulated other comprehensive loss:

		2010
(In millions)	12/31/2009	Amortization	Activity	12/31/2010
Pensions
Prior Service Cost	$125	$(24)	$11	$112
Actuarial losses	3,895	(219)	521	4,197

Other Benefits
Prior Service Cost	404	(24)	23	403
Actuarial Losses	233	11	67	311

As of December 31, 2010 and 2009, the following amounts were recognized in the balance sheet:

	Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009
Noncurrent assets	$13	$16	$-	$-
Current liabilities	(234)	(234)	(426)	(347)
Noncurrent liabilities	(1,754)	(1,490)	(2,507)	(2,542)
Accumulated other comprehensive loss(a)	4,258	3,996	733	645

Net amount recognized	$2,283	$2,288	$(2,200)	$(2,244)
(a)	Accumulated other comprehensive loss effects associated with accounting for pensions and other benefits in accordance with ASC Topic 715 at December 31, 2010 and December 31, 2009, respectively, are reflected net of tax of $1,673 million and $1,672 million respectively, on the Statement of Stockholders' Equity.

The ABO for all defined benefit pension plans was $10,199 million and $9,534 million at December 31, 2010 and 2009, respectively.

	December 31,
(In millions)	2010	2009
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(10,148)	$(9,452)
Aggregate projected benefit obligations (PBO)	(10,578)	(9,907)
Aggregate fair value of plan assets	8,589	8,182

The aggregate ABO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the balance sheet.

Following are the details of net periodic benefit costs related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$101	$106	$117	$21	$19	$18
Interest cost	543	605	547	227	251	229
Expected return on plan assets	(670)	(735)	(757)	(108)	(107)	(100)
Amortization - prior service costs	24	24	29	23	23	(15)
- actuarial losses	219	141	100	(11)	(8)	17

Net periodic benefit cost, excluding below	217	141	36	152	178	149
Multiemployer plans(a)	56	50	42	-	-	-
Settlement, termination and curtailment losses	3	80	-	-	13	-

Net periodic benefit cost	$276	$271	$78	$152	$191	$149
(a)	Primarily represents pension expense for the SPT covering USW employees hired from National and new USW employees hired after May 21, 2003.

Profit-based amounts used to reduce retiree medical premiums per the 2008 CBAs are calculated as a percentage of consolidated income from operations (as defined in the 2008 CBAs) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. This amount is recognized on a deferred basis and estimated as part of the actuarial calculations used to derive Other Benefit expense. Other Benefit expense in 2010 included $39 million in costs to reflect the profit-based payments, compared with $41 million in 2009 and $27 million in 2008.

Net periodic benefit cost for pensions and other benefits is projected to be approximately $430 million and approximately $160 million, respectively, in 2011. The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows:

(In millions)	Pension Benefits 2011	Other Benefits 2011
Amortization of actuarial loss	$351	$5
Amortization of prior service cost	21	25

Total recognized from accumulated other comprehensive income	$372	$30

Assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below:

	Pension Benefits				Other Benefits
	2010		2009		2010		2009
	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	5.00%	5.00%	5.50%	6.00%	5.00%	5.00%	5.50%	6.00%
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

	Pension Benefits
	2010		2009		2008
	U.S.	International	U.S.	International	U.S.	International
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	5.50%	6.00%	6.00%	6.50%	5.75%	5.50%
Expected annual return on plan assets	8.00%	7.43%	8.00%	7.42%	8.00%	7.34%
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

	Other Benefits
	2010		2009		2008
	U.S.	International	U.S.	International	U.S.	International
Discount rate	5.50%	6.00%	6.00%	6.50%	5.75%	5.50%
Expected annual return on plan assets	8.00%	n/a	8.00%	n/a	8.00%	n/a
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

The discount rate reflects the current rate at which the pension and other benefit liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond indices as an indication of interest rate movements and levels, and we also look to an internally calculated rate determined by matching our expected benefit payments to payments from a stream of AA or higher rated zero coupon corporate bonds theoretically available in the marketplace. Based on this evaluation at December 31, 2010, U. S. Steel decreased the discount rate used to measure both domestic Pension and Other Benefits obligations to 5.00 percent. For USSC benefit plans, a discount rate was selected through a similar review process using Canadian bond rates and indices and at December 31, 2010, U. S. Steel decreased the discount rate to 5.00 percent for its Canadian-based pension and other benefits.

	2010		2009
Assumed health care cost trend rates at December 31:	U.S.	Canada	U.S.	Canada
Health care cost trend rate assumed for next year	8.00%	6.00%	8.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2014	2015	2014

U. S. Steel reviews its own actual historical rate experience and expectations of future insurance trends to determine the escalation of per capita health care costs under U. S. Steel’s insurance plans. About two thirds of our costs for the domestic USW participants’ retiree health benefits in the Company’s main domestic insurance plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel insurance plan for USW participants (the “cost cap”) that was negotiated in 2003. The effective date of the cost cap was deferred under the 2008 CBA until 2013. After 2013, the Company’s costs for a majority of USW retirees and their beneficiaries are expected to remain fixed with the application of the cost cap and as a result, the cost impact of health care escalation on the Company is projected to be limited for this group. Retiree premium contributions are set at a fixed amount for most surviving spouses per the terms of the 2008 CBA and the Company is therefore subject to the full impact of health care cost escalation for this group. In our Canadian retiree medical plans, most health care cost escalation results from the drug programs since most hospital and physician benefits are provided by the Government which incurs the escalation. Health care cost escalation applies to most other groups within the Company’s insurance plans, but does not apply to most domestic non-union retirees since their benefits are limited to flat dollar amounts. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest components	$16	$(13)
Effect on other postretirement benefit obligations	268	(226)

Plan Assets

ASC Topic 820 on fair value measurements includes a three-tier hierarchy as a framework for the inputs used in measuring fair value. The categories for determining fair market value are summarized below:

•	Level 1 – quoted prices in active markets for identical investments
•	Level 2 – other significant and observable comparable investments (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
•	Level 3 – investments lacking easily comparable data (including the plan’s own assumptions in determining the fair value of investments)

U. S. Steel’s Pension plan and Other Benefits plan assets are classified as follows:

Level 1	Level 2	Level 3
Equity Securities - U.S.	Debt Securities - U.S.	Private Equities
Equity Securities - Foreign	Debt Securities - Foreign	Timberlands
Short-term Investments	Mortgage-backed GNMAs & FNMAs	Real Estate
Government Bonds - U.S.	Mortgages	Mineral Interests
Government Bonds - Foreign

An instrument’s level is based on the lowest level of any input that is significant to the fair value measurement. Equity Securities – U.S. (including corporate common stocks), Equity Securities – Foreign (including corporate common stocks and investment trusts), Government Bonds – U.S. and Government Bonds – Foreign are valued at the closing price reported on the active market on which the individual securities are traded. Short term investments are valued at amortized cost which approximates fair value due to the short-term maturity of the instruments. Debt Securities – U.S. and Debt Securities – Foreign are valued by accepting a price from a public pricing source or broker quotes. Mortgage-backed GNMAs and FNMAs are valued using quotes from a mortgage broker. Mortgages are valued based on the yield of a Canadian government bond plus a spread derived from market data as determined by a third party pricing source. Private Equities are valued using information provided by external managers for each individual investment held in the fund. Real Estate investments are either appraised or valued using the investees’ assessment of the assets within the fund. Mineral Interests are valued at the present value of estimated future cash flows discounted at estimated market rates for assets of similar quality and duration. Timberlands are valued using the appraised value plus net working capital and less any estimated performance incentives.

The following is a summary of U. S. Steel’s Pension plan assets carried at fair value at December 31, 2010 and 2009:

	Fair Value Measurements at December 31, 2010 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Equity securities – U.S.(a)	$3,601	$3,601	$-	$-
Equity securities – Foreign(a)	1,514	1,514	-	-
Government bonds – U.S.(a)	474	474	-	-
Government bonds – Foreign	644	644	-	-
Debt securities – U. S.(a)	1,066	-	1,066	-
Private equities	307	-	-	307
Other(b)	1,049	204	402	443

Total	$8,655	$6,437	$1,468	$750
(a)	Holdings for the trusts' limited partnerships and investment trust interests are primarily included in these asset classes. The individual unit of account in these limited partnerships is the individual investment shares and, therefore, would be classified as a Level 2 investment in the fair value hierarchy. However, this disclosure is looking through these investments and classifying the underlying investments based on their level within the fair value hierarchy, which are Level 1 or 2, depending on the underlying investment.
(b)	Asset classes that are greater than 3% of investments at fair value are disclosed separately. Other includes asset categories that are not significant components to the total assets of the trusts, including short-term investments, debt securities – foreign, mortgage-backed GNMAs and FNMAs, mortgages, timberlands, real estate, mineral interests and miscellaneous receivables and payables.

	Fair Value Measurements at December 31, 2009 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Equity securities – U.S.(a)	$3,658	$3,658	$-	$-
Equity securities – Foreign(a)	1,115	1,115	-	-
Short-term investments	345	345	-	-
Government bonds – U.S.(a)	472	472	-	-
Government bonds – Foreign	285	285	-	-
Debt securities – U.S.(a)	988	-	988	-
Debt securities – Foreign	581	-	581	-
Other(b)	836	-	218	618

Total	$8,280	$5,875	$1,787	$618
(a)	Holdings for the trusts' limited partnerships and investment trust interests are primarily included in these asset classes. The individual unit of account in these limited partnerships is the individual investment shares and, therefore, would be classified as a Level 2 investment in the fair value hierarchy. However, this disclosure is looking through these investments and classifying the underlying investments based on their level within the fair value hierarchy, which are Level 1 or 2, depending on the underlying investment.
(b)	Asset classes that are greater than 3% of investments at fair value are disclosed separately. Other includes asset categories that are not significant components to the total assets of the trusts, including mortgage-backed GNMAs and FNMAs, private equities, timberlands, real estate, mineral interests and miscellaneous receivables and payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Pension plan level 3 assets for the years ended December 31, 2010 and 2009 (in millions):

	Other (level 3 assets only)
	2010	2009
Balance at beginning of period	$618	$670
Actual return on plan assets:
Interest and dividends	(41)	(24)
Realized gain/(loss)	8	2
Net unrealized gain/(loss)	78	(65)
Purchases, sales, issuances and settlements:
Purchases	116	83
Sales	(29)	(48)

Balance at end of period	$750	$618

The following is a summary of U. S. Steel’s Other Benefits plan assets carried at fair value at December 31, 2010 and 2009:

	Fair Value Measurements at December 31, 2010 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Equity securities – U.S.(a)	$879	$879	$-	$-
Equity securities – Foreign(a)	83	83	-	-
Short-term investments	47	47	-	-
Government bonds – U.S.(a)	85	85	-	-
Debt securities – U.S.(a)	225	-	225	-
Other(b)	88	4	33	51

Total	$1,407	$1,098	$258	$51
(a)	Holdings for the trusts' limited partnerships and investment trust interests are primarily included in these asset classes. The individual unit of account in these limited partnerships is the individual investment shares and, therefore, would be classified as a Level 2 investment in the fair value hierarchy. However, this disclosure is looking through these investments and classifying the underlying investments based on their level within the fair value hierarchy, which are Level 1 or 2, depending on the underlying investment.
(b)	Asset classes that are greater than 3% of investments at fair value are disclosed separately. Other includes asset categories that are not significant components to the total assets of the trusts, including mortgage-backed GNMAs and FNMAs, private equities, timberlands, real estate and miscellaneous receivables and payables.

	Fair Value Measurements at December 31, 2009 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Equity securities – U.S.(a)	$838	$838	$-	$-
Equity securities – Foreign(a)	63	63	-	-
Short-term investments	87	87	-	-
Government bonds – U.S.(a)	85	85	-	-
Debt securities – U.S.(a)	183	-	183	-
Other(b)	77	-	39	38

Total	$1,333	$1,073	$222	$38
(a)	Holdings for the trusts' limited partnerships and investment trust interests are primarily included in these asset classes. The individual unit of account in these limited partnerships is the individual investment shares and, therefore, would be classified as a Level 2 investment in the fair value hierarchy. However, this disclosure is looking through these investments and classifying the underlying investments based on their level within the fair value hierarchy, which are Level 1 or 2, depending on the underlying investment.
(b)	Asset classes that are greater than 3% of investments at fair value are disclosed separately. Other includes asset categories that are not significant components to the total assets of the trusts, including mortgage-backed GNMAs and FNMAs, private equities, timberlands, real estate and miscellaneous receivables and payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Other Benefits plan level 3 assets for the years ended December 31, 2010 and 2009 (in millions):

	Other (level 3 assets only)
	2010	2009
Balance at beginning of period	$38	$25
Transfers in and/or out of level 3	-	(3)
Actual return on plan assets:
Interest and dividends	1	-
Net unrealized gain/(loss)	5	(3)
Purchases, sales, issuances and settlements:
Purchases	9	19
Sales	(2)	-

Balance at end of period	$51	$38

U. S. Steel’s investment strategy for its U.S. pension and other benefits plan assets provides for a diversified mix of large and mid-cap equities, high quality bonds and selected smaller investments in private equities, investment trusts, timber and mineral interests. For its U.S. pension and Other Benefit plans, U. S. Steel has a target allocation for plan assets of 60 percent and 65 percent in equities, respectively with the balance primarily invested in corporate and government-backed bonds and Treasury bonds. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the shorter-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel is currently using an 8.0 percent assumed rate of return for purposes of the expected return on assets for the development of net periodic cost for the main defined benefit pension plan and domestic OPEB plans. This rate was determined by taking into account the intended asset mix and the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 8.0 percent rate and while some recent annual returns have not, it is U. S. Steel’s expectation that future periods will return to this level.

For USSC defined benefit pension plans, U. S. Steel’s investment strategy is similar to its strategy for U.S. plans, whereby the Company seeks a diversified mix of large and mid-cap equities, high quality corporate and government bonds and selected smaller investments with a target allocation for plan assets of 65 percent equities. A 7.50 percent rate of return is being used for the development of net periodic costs in 2011 which is lower than the U.S. pension plan assumption as subcategories within the asset mix are from a more limited investment universe and, as a result, have a lower expected return.

Cash Flows

Employer Contributions – In 2010, U. S. Steel made voluntary contributions of $140 million to its main defined benefit pension plan and $81 million in required contributions to the USSC plans. Additionally, U. S. Steel made cash payments of $20 million to pension plans not funded by trusts and $56 million to the Steelworkers Pension Trust in 2010. In 2009, U. S. Steel made a $140 million voluntary contribution to its main defined benefit pension plan and $79 million in required contributions to the USSC and Lone Star plans. Additionally, U. S. Steel made cash payments of $84 million and $58 million to pension plans not funded by trusts and to the Steelworkers Pension Trust, respectively.

The 2008 Collective Bargaining Agreements (see Note 17) require U. S. Steel to make annual $75 million contributions during the contract period to a restricted account within our trust for retiree health care and life insurance. This contribution is in addition to an annual $10 million required contribution to the same trust that continues from an earlier agreement. Under this earlier agreement, a $20 million contribution is required if the Company does not contribute at least $75 million to its main pension plan in the prior year. During 2008, the Company made $85 million in contributions to the trust under these agreements, as well as a $143 million contribution to cover some of the health and life benefits for certain retirees of National Steel Corporation. During the first quarter of 2009, the Company made a $10 million contribution to this trust. In April 2009, we reached agreement with the USW to defer the annual $75 million mandatory contributions due in 2009 and the $10 million contribution due in January 2010 until 2012. In November 2010, we reached agreement with the USW to defer the annual $75 million mandatory contributions due in 2010 and the $10 million contribution due in January 2011 until 2014. Further as part of the 2009 agreement, the USW agreed to permit us to use all or part of the $75 million contribution made in 2008 to pay current retiree health care and life insurance claims, subject to a make-up contribution in 2013. In 2010, we elected to use the $75 million contributed to the restricted account in 2008.

Cash payments totaling $237 million and $285 million were made for other postretirement benefit payments not funded by trusts in 2010 and 2009, respectively. These payments exclude amounts which were paid with Medicare Part D Government subsidy funds.

In conjunction with the acquisition of Stelco, now USSC, U. S. Steel assumed the pension plan funding agreement (the Pension Agreement) that Stelco had entered into with the Superintendent of Financial Services of Ontario (the Province) on March 31, 2006 that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$70 million (approximately $70 million) per year in 2011 through 2015 plus additional annual contributions for benefit improvements, primarily related to union retiree indexing provisions. With the Lake Erie collective bargaining agreement settlement in 2010, retiree indexing provisions are no longer provided through the pension plan covering former Lake Erie Works represented employees. The Pension Agreement remains in effect with its defined annual contributions as noted above until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2011	$935	$355
2012	885	370
2013	860	365
2014	860	320
2015	830	320
Years 2016 - 2020	3,940	1,465

Non-retirement postemployment benefits

U. S. Steel incurred costs of and paid approximately $85 million during the year ended December 31, 2009 related to employee costs for supplemental unemployment benefits, salary continuance and continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. U. S. Steel recorded immaterial charges in 2010 related to these benefits. Substantially all of the accrued benefits were paid and there was an immaterial accrual for these benefits as of December 31, 2010.

Settlements, terminations and curtailments

During 2009, approximately 1,060 non-represented North American and European employees elected to retire under various Voluntary Early Retirement Programs (VERPs) that were offered by

U. S. Steel. VERP charges for termination benefits, curtailment and settlement expenses totaled $70 million for defined benefit pension plans and $13 million for other benefit plans and were recorded in cost of sales in 2009. Charges for additional termination and settlement expenses for the remaining employees that retired under the VERP totaled $3 million and were recorded in cost of sales in 2010. Other pension charges related to the VERPs were incurred for defined contribution plans totaling approximately $18 million in 2009.

In connection with the sale of the majority of EJ&E on January 31, 2009 (see Note 6), a pension curtailment charge of approximately $10 million, which reduced the gain related to this transaction, was recognized in the first quarter of 2009.

Defined contribution plans

U. S. Steel also contributes to several defined contribution plans for its salaried employees. Approximately 57% of non-union salaried employees in North America receive pension benefits through a defined contribution pension plan with defined percentages based on their age, for which company contributions totaled $11 million, $25 million and $15 million in 2010, 2009 and 2008, respectively. Contributions for 2009 included $13 million of payments for VERP related benefits. U. S. Steel’s matching contributions to salaried employees’ defined contribution savings fund plans, which for the most part are based on a percentage of the employees’ salary depending on years of service, totaled $11 million in 2010, zero in 2009 and $20 million in 2008, respectively. The matching contributions for 2009 were zero because the company match of employee 401(k) contributions was temporarily suspended in 2009. Most union employees are eligible to participate in a defined contribution savings fund plan where there is no company match on savings. U. S. Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans. U. S. Steel’s costs under these defined contribution plans totaled less than $1 million in 2010, 2009 and 2008.

Other postemployment benefits

The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the guidance for nonretirement postemployment benefits, have historically been treated as accrued benefit obligations, similar to the accounting treatment provided for pensions and other benefits. Accumulated postretirement benefit obligation (APBO) liabilities for these benefits recorded at December 31, 2010, totaled $104 million as compared to $112 million at December 31, 2009. APBO amounts were developed assuming a discount rate of 5.0 and 5.5 percent at December 31, 2010 and 2009. Net periodic benefit cost for these benefits is projected to be $8 million in 2011 compared to $8 million in 2010 and $ 11 million in 2009. The projected cost in 2011 includes $4 million in unrecognized actuarial gains that will be recorded against accumulated other comprehensive income.

The Company’s tax-like benefit obligations under the Coal Industry Retiree Health Benefit Act of 1992 are minimal and are included as part of Other Benefits for accounting purposes.

Drug Subsidy Recoveries and Health Care Legislation

The Company benefits from the Medicare Part D drug program subsidies available under the Medicare Act for primarily the Mineworker and certain limited USW, Medicare-eligible, retiree populations. Most subsidies collected for other Medicare participants do not benefit the Company and are provided to retirees as a reduction to their insurance premiums. The Company collected $21 million and $30 million in 2010 and 2009, respectively, which was subsequently used to pay benefits. The Company has recorded a benefit of approximately $92 million at December 31, 2010 for the drug subsidies, offset by a $16 million liability for subsidies returned to certain participants in the form of medical waiver payments. This net benefit is recorded as a reduction to Other Benefits’ APBO liabilities.

The Patient Protection and Affordable Care Act of 2010 (“PPACA”) includes many provisions impacting health care and health insurance coverage in the U.S. Beginning in 2013, PPACA eliminates the tax deductibility of retiree prescription drug expenses allocable to the Medicare Part D subsidies received by an employer. U. S. Steel recorded a tax charge of $27 million in the first quarter of 2010 to adjust deferred tax assets in order to recognize the estimated future tax effects. The Company believes that its retiree health indemnity plans are exempt from the PPACA’s group market reform requirements, but that the HMO plans in which many retirees participate will be required to implement these new requirements, thereby potentially resulting in higher premiums for these retirees. Based on the limited guidance that has been issued with respect to the PPACA provision which imposes an excise tax on high-cost employer-sponsored health plan coverage beginning in 2018, the Company believes it has a de minimis liability exposure for future excise taxes on retiree medical benefits, and no amount has been included for this liability in Other Benefits. Also, the Federal government has approved the Company’s applications under the Early Retiree Reinsurance Program (ERRP), which is a temporary program established under the PPACA to reimburse the sponsor of employment-based health plans for a portion of the cost of health care benefits provided to pre-Medicare participants, and the Company expects to receive ERRP reimbursements beginning in 2011. No amount has been included in Other Benefits for the ERRP reimbursements since the use of these funds has not yet been determined by the Company.

Pension Funding

U. S. Steel’s Board of Directors has authorized additional voluntary contributions to U. S. Steel’s trusts for pensions and other benefits of up to $300 million over the time period ranging from 2011 through the end of 2012. U. S. Steel made voluntary contributions of $140 million to the main domestic defined benefit pension plan in both 2010 and 2009. U. S. Steel may also make voluntary contributions of similar amounts in 2011 or later periods in order to mitigate against potentially larger mandatory contributions under the Pension Protection Act of 2006 in later years. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial markets, the election of the use of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years.

20.      Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2010 and 2009:

	December 31,
(In millions)	2010	2009
Balance at beginning of year	$45	$48
Additional obligations incurred	1	–
Obligations settled	(7)	(7)
Foreign currency translation effects	(2)	1
Accretion expense	2	3

Balance at end of year	$39	$45

Certain AROs related to disposal costs of the majority of fixed assets at our integrated steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

21.      Common Stock Issued and Repurchased

Common Stock Issued

In May 2009, U. S. Steel issued 27,140,000 shares of common stock (par value of $1 per share) at a price of $25.50 per share. The underwriting discount and third-party expenses related to the issuance of the common stock of $31 million was recorded as a decrease to additional paid-in capital, resulting in net proceeds of $661 million.

Common Stock Repurchase Program

In 2005, U. S. Steel commenced a Common Stock Repurchase Program that allows for the repurchase of its common stock from time to time in the open market or privately negotiated transactions. U. S. Steel did not repurchase any shares of common stock during 2010 or 2009 During 2008, U. S. Steel repurchased 2,014,900 shares of common stock for $227 million under the program.

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

23.      Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding and accrued interest included in the Consolidated Balance Sheet approximate fair value. See Note 15 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables(a)	$46	$46	$26	$26
Financial liabilities:
Debt(b)	$4,512	$3,695	$4,004	$3,307
(a)	Excludes equity method investments.
(b)	Excludes capital lease obligations.

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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 27.

24.      Supplemental Cash Flow Information

(In millions)	2010	2009	2008
Net cash provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(195)	$(169)	$(155)
Income taxes (paid) refunded	(63)	21	(359)
Noncash investing and financing activities:
U. S. Steel common stock issued for employee stock plans	$(2)	$26	$31

25.      Transactions with Related Parties

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $1,218 million, $845 million and $1,288 million in 2010, 2009 and 2008, respectively.

Purchases from related parties for outside processing services provided by equity investees amounted to $85 million, $318 million and $361 million during 2010, 2009 and 2008, respectively. Purchases of iron ore pellets from related parties amounted to $151 million, $168 million and $175 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $62 million and $58 million at December 31, 2010 and 2009, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $4 million and $3 million at December 31, 2010 and 2009, respectively.

26.      Leases

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Leases	Operating Leases
2011	$21	$45
2012	21	34
2013	–	24
2014	–	18
2015	–	17
Later years	–	32
Sublease rentals	–	–

Total minimum lease payments	42	$170
Less imputed interest costs	4

Present value of net minimum lease payments included in long-term debt (see Note 16)	$38

Operating lease rental expense:

(In millions)	2010	2009	2008
Minimum rentals	$93	$74	$96
Contingent rentals	10	9	11
Sublease rentals	(5)	(5)	(5)

Net rental expense	$98	$78	$102

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

Asbestos matters – As of December 31, 2010, U. S. Steel was a defendant in approximately 550 active cases involving approximately 3,090 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). Almost 2,600, or approximately

84 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During 2010, U. S. Steel paid approximately $8 million in settlements. These settlements and other dispositions resolved approximately 200 claims. New case filings in 2010 added approximately 250 claims. At December 31, 2009, U. S. Steel was a defendant in approximately 440 active cases involving approximately 3,040 plaintiffs. During 2009, U. S. Steel paid approximately $7 million in settlements. These settlements and other dispositions resolved approximately 200 claims. New case filings in 2009 added approximately 190 claims. Most claims filed in 2010 and 2009 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 230 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. The vast majority of pending claims against U. S. Steel allege so-called “premises” liability-based exposure on U. S. Steel’s current or former premises. These claims may be made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers. In most cases the claimant also was exposed to asbestos in non-U. S. Steel settings; the relative periods of exposure between U. S. Steel and non-U. S. Steel settings vary with each claimant; and the strength or weakness of the causal link between U. S. Steel exposure and any injury vary widely as do the nature and severity of the injury claimed.

It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition, although the resolution of such matters could significantly impact results of operations for a particular quarter. Among the factors considered in reaching this conclusion are: (1) the generally declining trend in the number of claims; (2) that it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; and (3) U. S. Steel’s history of trial outcomes, settlements and dismissals.

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

(In millions)	Twelve Months Ended December 31, 2010
Beginning of period	$203
Accruals for environmental remediation deemed probable and reasonably estimable	8
Payments	(13)

End of period	$198

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	December 31, 2010	December 31, 2009
Accounts payable	$18	$17
Deferred credits and other noncurrent liabilities	180	186

Total	$198	$203

Expenses related to remediation are recorded in cost of sales and totaled $8 million, $57 million and $37 million for the years ended December 31, 2010, 2009 and 2008, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.

Remediation Projects

U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)	Projects with Ongoing Study and Scope Development are those projects which are still in the study and development phase. For these projects the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and cost estimates cannot be determined. Therefore, material costs, in addition to the accrued liabilities for these projects, are reasonably possible.

(2)	Significant Projects with Defined Scope are those projects with significant accrued liabilities, a defined scope and little likelihood of material additional costs.

(3)	Other Projects are those projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be material, and those projects for which we do not yet possess sufficient information to estimate potential costs.

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of December 31, 2010, accrued liabilities for these projects totaled $3 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $45 million. Depending on agency negotiations and other factors, the scope of the UPI project may become defined in 2011.

Significant Projects with Defined Scope – As of December 31, 2010, a total of $47 million was accrued for projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site.

Additional projects with defined scope include the Municipal Industrial & Disposal Company (MIDC) CERCLA site in Elizabeth, PA, the St. Louis Estuary and Upland Project in Duluth, Minnesota and a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of December 31, 2010, accrued liabilities for these three additional projects totaled $98 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are six other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2010 was $12 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at December 31, 2010 was $9 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at December 31, 2010 and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2010, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2010 and 2009 such capital expenditures totaled $142 million and $93 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

CO2 Emissions – Current and potential regulation of Greenhouse Gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The European Union (EU) has established greenhouse gas regulations based upon national allocations and a cap and trade system. In Canada, both the federal and Ontario governments have issued proposed requirements for greenhouse gas emissions. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating greenhouse gas emissions for certain facilities and has implemented various reporting requirements as further described below. In the last Congress, legislation was passed in the House of Representatives and introduced in the Senate. We do not know what action, if any, may be taken by the new Congress. The EU has issued proposed regulations under their cap and trade system for the period 2013-2020 which appear to be more stringent than the current requirements.

On May 13, 2010 the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the Clean Air Act’s Prevention of Significant Deterioration (PSD) permitting process. Starting in 2011, new projects that increase GHG emissions by more than 75,000 tons per year will have new PSD requirements based on best available control technology (BACT), but only if the project also significantly increases emissions of at least one non-GHG pollutant. Only existing sources with Title V permits or new sources obtaining Title V permits for non-GHG pollutants will also be required to address GHG emissions. Starting July 1, 2011, new sources not already subject to Title V requirements that emit over 100,000 tons per year, or modifications to existing permits that increase GHG emissions by more than 75,000 tons per year, will be subject to PSD and Title V requirements. On November 17, 2010 the EPA issued its “PSD and Title V Permitting Guidance for Greenhouse Gases” and “Available and Emerging Technologies for Reducing Greenhouse Gas Emissions from the Iron and Steel Industry. With this guidance, EPA intends to help state and local air permitting authorities identify greenhouse gas reductions under the Clean Air Act. Additionally, EPA revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide, sulfur dioxide and lead in 2010 and are in the process of revising the NAAQS for 2.5 micron particulate matter, ozone and sulfur dioxides.

It is impossible to estimate the timing or impact of these or other future government action on U. S. Steel, although it could be significant. Such impacts may include substantial capital expenditures, costs for emission allowances, restriction of production, and higher prices for coking coal, natural gas and electricity generated by carbon based systems.

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the European Commission. Based on actual CO2 emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized gains related to these transactions which are reflected in the net gain on disposal of assets line on the Consolidated Statement of Operations. U. S. Steel recognized gains related to these transactions of approximately $7 million and $36 million in the years ended December 31, 2010 and 2009, respectively. In December 2010, an amendment to the Slovak income tax law was adopted that includes a provision for an 80 percent tax on excess emission allowances registered in 2011 and 2012. The amount of this tax will vary with USSK’s production levels and the implementing regulations that may be issued.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $198 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $16 million at December 31, 2010. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Contingencies related to the Separation from Marathon – In the event of a bankruptcy of Marathon, $249 million of obligations related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

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

Randle Reef – The Canadian and Ontario governments have identified a sediment deposit in Hamilton Harbor, commonly referred to as Randle’s Reef, in Hamilton Harbor near USSC’s Hamilton Works for remediation, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $105 million). The national and provincial governments have each allocated C$30 million (approximately $30 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million

(approximately $30 million). USSC has committed C$7 million (approximately $7 million) as its contribution. Funding sources for the balance of the estimated project cost remain to be identified and additional contributions are being sought.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $9 million at December 31, 2010). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee or the potential loss is not probable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $164 million as of December 31, 2010, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $196 million at December 31, 2010, of which $7 million was classified as current, and $157 million at December 31, 2009, none of which was classified as current.

Capital Commitments – At December 31, 2010, U. S. Steel’s commitments to acquire property, plant and equipment totaled $667 million.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

2011	2012	2013	2014	2015	Later Years	Total
$1,977	$1,607	$1,103	$391	$361	$3,021	$8,460

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, certain energy and utility services and coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (see Note 18) with terms ranging from two to 17 years. Total payments relating to unconditional purchase obligations were approximately $710 million in 2010, $320 million in 2009 and $295 million in 2008.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2010					2009
(In millions, except per share data)	4th Qtr.		3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Net sales	$4,300		$4,497	$4,681	$3,896	$3,354	$2,817	$2,127	$2,750
Segment (loss) income from operations:
Flat-rolled	(156)		(174)	98	(80)	(284)	(370)	(362)	(422)
USSE	(39)		(25)	19	12	(3)	7	(53)	(159)
Tubular	96		112	96	45	39	(21)	(88)	127

Total reportable segments	(99)		(87)	213	(23)	(248)	(384)	(503)	(454)
Other Businesses	7		7	28	10	3	5	(7)	(3)
Items not allocated to segments	(22)		-	-	-	(84)	(33)	45	(21)

Total (loss) income from operations	(114)		(80)	241	(13)	(329)	(412)	(465)	(478)
Net (loss) income	(249	)(a)	(51)	(24)	(158)	(268)	(307)	(392)	(439)
Net (loss) income attributable to United States Steel Corporation	(249	)(a)	(51)	(25)	(157)	(267)	(303)	(392)	(439)
Common stock data
Net (loss) income per share attributable to United States Steel Corporation
- Basic	$(1.74)		$(0.35)	$(0.17)	$(1.10)	$(1.86)	$(2.11)	$(2.92)	$(3.78)
- Diluted	$(1.74)		$(0.35)	$(0.17)	$(1.10)	$(1.86)	$(2.11)	$(2.92)	$(3.78)
Dividends paid per share	$0.05		$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.30
Price range of common stock
- Low	$39.78		$36.93	$38.39	$42.32	$33.25	$29.35	$20.17	$16.66
- High	$59.50		$51.39	$70.95	$66.45	$58.19	$51.65	$43.15	$41.47
(a)	Includes a $52 million, or 36 cents per diluted share, unfavorable catch-up adjustment as a result of an increase in the annual effective tax rate due to changes in the composition of domestic and foreign earnings.

SUPPLEMENTARY INFORMATION ON MINERAL RESERVES OTHER THAN OIL AND GAS

(Unaudited)

Mineral Reserves

U. S. Steel operates two surface iron ore mining complexes in Minnesota consisting of the Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant. U. S. Steel owns interests in the iron ore mining assets of Tilden Mining Company, LLC and Hibbing Taconite Company. On February 1, 2010, USSC sold its 44.6 percent interest in the Wabush Mines Joint Venture (Wabush).

The following table provides a summary of our reserves and minerals production by mining complex:

	Proven and Probable Reserves As of December 31, 2010			Production
(Millions of short tons)	Owned	Leased	Total	2010	2009	2008
Iron ore pellets:
Minntac Mine and Pellet Plant	136	452	588	14.6	8.5	16.1
Keetac Mine and Pellet Plant	7	137	144	5.4	-	5.1
Tilden Mining Company, LLC*	-	45	45	1.4	-	1.2
Hibbing Taconite Company*	1	17	18	1.0	0.3	1.4
Wabush Mines*	-	-	-	-	0.5	2.0

Total	144	651	795	22.4	9.3	25.8
*	Represents U. S. Steel’s proportionate share of proven and probable reserves and production as these investments are unconsolidated equity affiliates.

Iron Ore Reserves

Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. The estimate of proven and probable reserves is of recoverable tons. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Neither inferred reserves nor resources that exist in addition to proven and probable reserves were included in these figures. At December 31, 2010, all 795 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its operating mines and are of blast furnace pellet grade.

U. S. Steel estimates its iron ore reserves using physical inspections, sampling, laboratory testing, 3-D computer models, economic pit analysis and fully-developed pit designs for its operating mines. These estimates are reviewed and reassessed from time to time. The most recent such review for the two operating mines owned by U. S. Steel was conducted in 2005 and led U. S. Steel to reduce its determination of proven and probable reserves mainly due to excluding areas where sampling and measurement did not meet its new 600-foot drill spacing standard, based on updated geostatistical studies. Estimates for our share of unconsolidated equity affiliates are based upon information supplied by the joint ventures. The most recent such review for these unconsolidated equity affiliates was conducted in 2008 and resulted in a net increase in proven and probable reserves.

FIVE-YEAR OPERATING SUMMARY (Unaudited)

(Thousands of tons, unless otherwise noted)	2010	2009	2008	2007	2006
Raw Steel Production
Gary, IN	5,598	5,379	5,917	6,138	5,947
Great Lakes, MI	3,095	473	2,513	2,901	3,136
Mon Valley, PA	2,701	2,460	2,461	2,764	2,579
Granite City, IL	2,539	906	2,294	2,411	2,468
Fairfield, AL	2,095	1,586	2,082	2,134	2,225
Lake Erie, Ontario, Canada(a)	1,052	356	2,325	195	-
Hamilton, Ontario, Canada(a)	1,363	564	1,598	295	-

Total Flat-rolled facilities	18,443	11,724	19,190	16,838	16,355
U. S. Steel Košice	4,706	3,897	4,562	5,147	5,205
U. S. Steel Serbia	1,383	1,180	1,848	1,645	1,857

Total USSE facilities	6,089	5,077	6,410	6,792	7,062
Total	24,532	16,801	25,600	23,630	23,417

Raw Steel Capability
Flat-rolled(b)	24,300	24,300	24,300	20,217	19,400
USSE	7,400	7,400	7,400	7,400	7,400

Total	31,700	31,700	31,700	27,617	26,800

Production as % of total capability:
Flat-rolled(b)	76	48	79	83	84
USSE	82	69	86	92	95
Coke Production
Flat-rolled(b)	5,792	3,969	6,562	5,642	5,813
USSE	1,506	1,446	1,589	1,703	1,702

Total	7,298	5,415	8,151	7,345	7,515

Iron Ore Pellet Production(c)
Total	22,441	9,293	25,783	21,598	22,062

Steel Shipments by Segment(d)(e)
Flat-rolled	15,301	9,861	16,845	14,534	14,180
USSE	5,464	4,463	5,651	6,139	6,261
Tubular	1,551	657	1,952	1,422	1,191

Total steel shipments	22,316	14,981	24,448	22,095	21,632

Average Steel Price Per Ton
Flat-rolled	$675	$651	$780	$642	$634
USSE	705	637	932	720	608
Tubular	1,494	1,755	2,041	1,335	1,499
(a)	These facilities were acquired on October 31, 2007, as part of the acquisition of Stelco.
(b)	Includes the operations of USSC following the acquisition on October 31, 2007.
(c)	Includes our share of production from Hibbing, Tilden and Wabush from the date of the USSC acquisition on October 31, 2007. On February 1, 2010, U. S. Steel sold its interest in Wabush.
(d)	Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.
(e)	Includes the operations of Lone Star following the acquisition on June 14, 2007, and the operations of USSC following the acquisition on October 31, 2007.

FIVE-YEAR OPERATING SUMMARY (Unaudited) (Continued)

(Thousands of net tons, unless otherwise noted)	2010	2009	2008	2007	2006
Steel Shipments by Market - North American Facilities(a)(b)
Steel service centers	3,214	1,999	3,887	3,151	3,242
Further conversion:
Trade customers	4,256	2,214	3,402	2,278	1,821
Joint ventures	1,835	1,283	1,770	2,037	1,808
Transportation (including automotive)	2,139	1,262	2,558	2,630	2,518
Construction and construction products	859	675	1,333	1,045	1,263
Containers	1,398	1,296	1,421	1,301	1,317
Appliances & electrical equipment	703	755	1,115	1,055	1,198
Oil, gas and petrochemicals	1,438	619	1,737	1,330	1,073
Export from the United States	746	322	926	656	743
All other	264	93	648	473	388

Total	16,852	10,518	18,797	15,956	15,371

Steel Shipments by Market - USSE
Steel service centers	1,106	882	1,239	1,264	1,367
Further conversion:
Trade customers	676	461	546	897	1,267
Joint ventures	-	-	-	-	-
Transportation (including automotive)	629	387	590	493	439
Construction and construction products	1,764	1,615	1,745	1,847	1,526
Containers	586	517	615	563	566
Appliances & electrical equipment	319	248	503	489	512
Oil, gas and petrochemicals	11	17	9	10	41
All other	373	336	404	576	543

Total	5,464	4,463	5,651	6,139	6,261
(a)	Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.
(b)	Includes the operations of Lone Star following the acquisition on June 14, 2007, and the operations of USSC following the acquisition on October 31, 2007.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited)

(Dollars in millions, except per share amounts)	2010	2009	2008	2007(a)(b)	2006(a)
Net sales by segment:
Flat-rolled	$11,860	$7,145	$15,288	$10,453	$10,128
USSE	4,037	2,947	5,517	4,667	3,977
Tubular	2,408	1,221	4,253	1,985	1,798

Total reportable segments	18,305	11,313	25,058	17,105	15,903
Other Businesses	432	292	917	490	440
Intersegment sales	(1,363)	(557)	(2,221)	(722)	(628)

Total	$17,374	$11,048	$23,754	$16,873	$15,715

Segment income (loss):
Flat-rolled	$(312)	$(1,438)	$1,390	$382	$660
USSE	(33)	(208)	491	687	714
Tubular	349	57	1,207	356	631

Total reportable segments	4	(1,589)	3,088	1,425	2,005
Other Businesses	52	(2)	77	84	69
Items not allocated to segments	(167)	(93)	(96)	(296)	(289)

Total (loss) income from operations	(111)	(1,684)	3,069	1,213	1,785
Net interest and other financial costs	274	161	62	105	62
Income tax provision (benefit)	97	(439)	853	218	324
Net (loss) income attributable to United States Steel Corporation	$(482)	$(1,401)	$2,112	$879	$1,374
Per common share:
- Basic	(3.36)	(10.42)	18.04	7.44	11.88
- Diluted	(3.36)	(10.42)	17.96	7.40	11.18
(a)	Results have been restated to reflect the movement of the results of the iron ore mines to the Flat-rolled segment from Other Businesses in 2008.
(b)	Includes Lone Star from the date of acquisition on June 14, 2007 and USSC from date of acquisition on October 31, 2007.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited) (Continued)

(Dollars in millions, unless otherwise noted)	2010	2009		2008	2007		2006
Balance Sheet Position at Year-End
Current assets	$5,304	$5,015		$5,732	$4,959		$5,196
Net property, plant & equipment	6,486	6,820		6,676	6,688		4,429
Total assets	15,350	15,422		16,087	15,632		10,586
Short-term debt and current maturities of long-term debt	216	19		81	110		82
Other current liabilities	2,931	2,455		2,697	2,893		2,620
Long-term debt	3,517	3,345		3,064	3,147		943
Employee benefits	4,365	4,143		4,767	3,187		2,174
Total United States Steel Corporation stockholders' equity	3,851	4,676		4,895	5,531		4,365
Cash Flow Data
Net cash (used in) provided by operating activities	$(379)	$(61)		$1,658	$1,732		$1,632
Capital expenditures	676	472		735	692		612
Dividends paid	29	56		129	95		77
Employee Data
Total employment costs	$3,144	$2,814	(b)	$3,641	$2,991	(a)	$2,843
Average North America employment costs (dollars per hour)	$51.47	$56.24	(b)	$49.32	$48.29	(a)	$49.88
Average number of North America employees	23,197	20,635		28,680	26,301	(a)	21,218
Average number of USSE employees	18,623	19,281		20,371	21,665		23,639
Number of pensioners at year-end	77,203	78,948		80,767	82,830		73,023
Stockholder Data at Year-End
Common shares outstanding, net of treasury shares (millions)	143.7	143.4		116.2	118.0		118.5
Registered shareholders (thousands)	19.3	20.3		21.6	22.6		25.2
Market price of common stock	$58.42	$55.12		$37.20	$120.91		$73.14
(a)	Includes Lone Star and USSC from dates of acquisition on June 14, 2007 and October 31, 2007, respectively.
(b)	Includes charges of $93 million for defined benefit pension and other benefit charges related to voluntary early retirement programs and $87 million associated with benefit costs related to the temporary idling of certain facilities and reduced production at others.

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

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fourth quarter of 2010 which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Audit Committee” in U. S. Steel’s Proxy Statement for the 2011 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Corporate Governance & Public Policy Committee” in U. S. Steel’s Proxy Statement for the 2011 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Communications from Security Holders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2011 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in U. S. Steel’s Proxy Statement for the 2011 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

U. S. Steel has adopted a Code of Ethical Business Conduct that applies to all of our directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. U. S. Steel will provide a copy of this code free of charge upon request. To obtain a copy, contact the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-2998). The Code of Ethical Business Conduct is also available through the Company’s website at www.ussteel.com. U. S. Steel does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Executive Compensation” and “Compensation and Organization Committee Report” in U. S. Steel’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (1))
Equity compensation plans approved by security holders(a)	3,920,467	$56.00	10,090,652(b)
Equity compensation plans not approved by security holders(c)	37,150	(one for one)	0
Total	3,957,617	–	10,090,652
(a)	The numbers in columns (1) and (2) of this row contemplate all shares that could potentially be issued as a result of outstanding grants under the U. S. Steel 2002 Stock Plan and the 2005 Stock Incentive Plan as of December 31, 2010. Because outstanding options under the USX 1990 Stock Plan were converted to options under the U. S. Steel 2002 Stock Plan at the time of separation from Marathon Oil Corporation (formerly USX Corporation), these numbers include shares that may be issued as a result of grants originally made under the USX 1990 Stock Plan. (For more information, see Note 14 to the Financial Statements.) Column (1) includes (i) 62,782 shares of common stock that could be issued for the Common Stock Units outstanding under the Deferred Compensation Program for Non-Employee Directors and (ii) 483,662 shares that could be issued for the 241,831 performance awards outstanding under the Long-Term Incentive Compensation Program (a program under the 2005 Stock Incentive Plan). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. Also, the calculation in column (2) does not include the performance awards since the weighted average exercise price for performance awards can range from zero for one to two for one; that is, performance awards may result in up to 483,662 shares of common stock being issued (two for one), or some lesser number of shares (including zero shares of common stock issued), depending upon the Corporation’s common stock performance versus that of a peer group of companies.
(b)	Represents shares available under the 2005 Stock Incentive Plan.
(c)	At December 31, 2010, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders. Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued pursuant to the 2005 Stock Incentive Plan, a shareholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Policy with Respect to Related Person Transactions” and “The Board of Directors and its Committees – Independence” in U. S. Steel’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Information Regarding the Independence of the Independent Registered Public Accounting Firm” in U. S. Steel’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Documents Filed as Part of the Report

1.    Financial Statements

Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” beginning on page F-1.

2.    Financial Statement Schedules and Supplementary Data

“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 96. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

“Supplementary Data – Disclosures About Forward-Looking Statements” is provided beginning on page 99.

B. Exhibits

Exhibits 10(a) through 10(f) and Exhibits 10(o) through 10(nn) are management contracts or compensatory plans or arrangements.

Exhibit No.

3.    Articles of Incorporation and By-Laws

(a) United States Steel Corporation Restated Certificate of Incorporation dated September 30, 2003	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2003, Commission File Number 1-16811.

(b) Amended and Restated By-Laws of United States Steel Corporation dated as of November 25, 2008	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 8-K filed on January 27, 2011, Commission File Number 1-16811.

4.    Instruments Defining the Rights of Security Holders, Including Indentures

(a)   Amended and Restated Credit Agreement dated as of May 11, 2007 and amended and restated as of June 12, 2009, among United States Steel Corporation, the lenders party thereto, the LC issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on June 16, 2009, Commission File Number 1-16811.

(b) Rights Agreement, dated as of December 31, 2001, between United States Steel Corporation and Mellon Investor Services, LLC, as Rights Agent	Incorporated by reference to Exhibit 4 to United States Steel Corporation’s Form 8-A/A filed on December 31, 2001, Commission File Number 1-16811.

(c) Indenture dated as of May 21, 2007 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(d)   First Supplemental Indenture dated as of May 21, 2007 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 5.65% Senior Notes due June 1, 2013, 6.05% Senior Notes due June 1, 2017 and 6.65% Senior Notes due June 1, 2037

Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(e)   Second Supplemental Indenture dated as of December 10, 2007 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 7.00% Senior Notes due February 1, 2018

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on December 10, 2007, Commission File Number 1-16811.

(f)     Third Supplemental Indenture dated as of May 4, 2009 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 4.00% Senior Convertible Note due May 15, 2014.

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 4, 2009, Commission File Number 1-16811.

(g)   Fourth Supplemental Indenture dated as of March 19, 2010 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 7.375% Senior Notes due April 1, 2020.

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 23, 2010, Commission File Number 1-16811.

(h) United States Steel Corporation Certificate of Elimination filed with the Secretary of State of the State of Delaware on December 5, 2007	Incorporated by reference to Exhibit 3 to United States Steel Corporation Form 8-K filed on September 28, 2007, Commission File Number 1-16811.

(i)     EUR 200,000,000 multicurrency revolving credit facility agreement dated August 6, 2010 among U. S. Steel Košice, s.r.o., Commerzbank Aktiengesellschaft, ING Bank N.V., Slovenská sporiteĺňa, a.s., Citibank Europe plc and HSBC Bank plc.

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on August 11, 2010, Commission File Number 1-16811.

Certain long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. U. S. Steel agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of U. S. Steel and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

10.    Material Contracts

(a) United States Steel Corporation 2002 Stock Plan, as amended April 26, 2005	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2005, Commission File Number 1-16811.

(b) United States Steel Corporation Executive Management Supplemental Pension Program	Incorporated by reference to Exhibit 10(b) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2008, Commission File Number 1-16811.

(c) United States Steel Corporation Supplemental Thrift Program, as amended on October 26, 2010	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2010, Commission File Number 1-16811.

(d) United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2007, Commission File Number 1-16811.

(e) Form of Severance Agreements between the Corporation and its Officers	Incorporated by reference to Exhibit 10(e) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2007, Commission File Number 1-16811.

(f) Amendment and Restated Agreement between United States Steel Corporation and John P. Surma	Incorporated by reference to Exhibit 10(f) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2008, Commission File Number 1-16811.

(g) Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.3 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(h) Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

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

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on June 16, 2009, Commission File Number 1-16811.

(k)       Second Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of July 21, 2010 by and among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers, LC Banks and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 22, 2010, Commission File Number 1-16811.

(l) Purchase and Sale Agreement dated November 28, 2001 among United States Steel LLC, as initial Servicer and as Originator; and U. S. Steel Receivables LLC as purchaser and contributee	Incorporated by reference to Exhibit 10(o) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(m) First Amendment to the Purchase and Sale Agreement dated as of September 27, 2006 among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(n) Second Amendment to the Purchase and Sale Agreement dated as of June 12, 2009 among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on June 16, 2009, Commission File Number 1-16811.

(o) Form of Stock Option Grant to Officer-Directors under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(t) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(p) Form of Stock Option Grant to Executive Management Committee Members under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(u) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(q) Base Salaries of Named Executive Officers.	Incorporated by reference to Exhibit 10.8 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2010, Commission File Number 1-16811.

(r) Summary of non-employee director fee arrangements	Incorporated by reference to Exhibit 10.9 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2010, Commission File Number 1-16811.

(s) United States Steel Corporation Non Tax-Qualified Pension Plan	Incorporated by reference to Exhibit 10(p) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2008, Commission File Number 1-16811.

(t) United States Steel Corporation 2005 Stock Incentive Plan, As Amended and Restated	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(u) Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2010, Commission File Number 1-16811.

(v) United States Steel Corporation 2005 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit 10(s) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2008, Commission File Number 1-16811.

(w) Administrative Regulations for the Executive Management Annual Incentive Compensation Program under the 2005 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit 10(t) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2008, Commission File Number 1-16811.

(x) Non-Employee Director Stock Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(y) Form of stock option grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(x) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(z) Form of Performance Award Grant Agreement under the the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on April 30, 2009, Commission File Number 1-16811.

(aa) Form of Stock Option Grant Agreement under the the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on April 30, 2009, Commission File Number 1-16811.

(bb) Form of Restricted Stock Retention Grant Agreement under the the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on May 2, 2008, Commission File Number 1-16811.

(cc) Form of Restricted Stock Unit Annual Grant Agreement under the the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on April 30, 2009, Commission File Number 1-16811.

(dd) Form of Restricted Stock Unit Retention Grant Agreement under the the 2005 Stock Incentive Plan	Incorporated by Reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on April 30, 2009, Commission File Number 1-16811.

(ee) Voluntary Early Retirement Program – 2009	Incorporated by Reference to Exhibit 99.1 to United States Steel Corporation’s Form 8-K filed on February 6, 2009, Commission File Number 1-16811.

(ff) Letter Agreement between United States Steel Corporation and John H. Goodish

(gg) Administrative Regulations for the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2009, Commission File Number 1-16811.

(hh) Corporate Governance Principles – Recoupment Policy (incorporated into various compensation plans and programs)	Incorporated by reference to Exhibit 10.(jj) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2009, Commission File Number 1-16811.

(ii) United States Steel Corporation 2010 Annual Incentive Compensation Plan	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(jj) Administrative Regulations for the 2010 Annual Incentive Compensation Plan

(kk) Form of Stock Option Grant Agreement under the 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2010, Commission File Number 1-16811.

(ll) Form of Performance Award Grant Agreement under the 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2010, Commission File Number 1-16811.

(mm) Form of Restricted Stock Unit Annual Grant Agreement under the 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by reference to Exhibit 10.6 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2010, Commission File Number 1-16811.

(nn) Form of Restricted Stock Unit Retention Grant Agreement under the 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2010, Commission File Number 1-16811.

12.1.	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.2.	Computation of Ratio of Earnings to Fixed Charges

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

24.	Powers of Attorney

31.1.	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2.	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Millions of Dollars)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2010:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	39	14	–	–	5	48
Investments and long-term receivables reserve	22	–	–	–	–	22
Deferred tax valuation allowance:
State	–	–	–	–	–	–
Foreign	575	–	296	1	–	870

Year ended December 31, 2009:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$52	$9	$–	$–	$22	$39
Investments and long-term receivables reserve	10	–	12	–	–	22
Deferred tax valuation allowance:
State	–	–	–	–	–	–
Foreign	328	29	218	–	–	575

Year ended December 31, 2008:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$42	$30	$–	$11	$9	$52
Investments and long-term receivables reserve	6	4	–	–	–	10
Deferred tax valuation allowance:
State	1	–	–	1	–	–
Foreign	392	–	23	87	–	328

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on February 22, 2011.

UNITED STATES STEEL CORPORATION

By:	/s/ Gregory A. Zovko
Gregory A. Zovko Vice President & Controller

Signature	Title

/s/ John P. Surma John P. Surma	Chairman of the Board of Directors and Chief Executive Officer and Director

/s/ Gretchen R. Haggerty Gretchen R. Haggerty	Executive Vice President & Chief Financial Officer

/s/ Gregory A. Zovko Gregory A. Zovko	Vice President & Controller

* Dan O. Dinges	Director

* John G. Drosdick	Director

* Richard A. Gephardt	Director

* Charles R. Lee	Director

* Frank J. Lucchino	Director

* Glenda G. McNeal	Director

* Seth E. Schofield	Director

* Graham B. Spanier	Director

* David S. Sutherland	Director

* Patricia A. Tracey	Director

*	BY:	/s/ Gretchen R. Haggerty
Gretchen R. Haggerty, Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

2008 CBAs	Collective bargaining agreements with the USW entered into effective September 1, 2008
Acero Prime	Acero Prime, S.R.L. de CV
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
Apolo	Apolo Tubulars S.A.
BACT	Best Achievable Control Technology
Baycoat	Baycoat Limited Partnership, a U. S. Steel and ArcelorMittal Dofasco, Inc. joint venture
CAA	Clean Air Act
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CMS	Corrective Measure Study
CWA	Clean Water Act
DESCO	Double Eagle Steel Coating Company
DOC	U.S. Department of Commerce
DOJ	U.S. Department of Justice
Double G	Double G Coatings Company LLC
EAF	Electric Arc Furnace
EC	European Commission
EPA	U.S. Environmental Protection Agency
ERB	Environmental Revenue Bond
ERP	Enterprise resource planning
ERW	electric resistence welded
ETS	Emissions Trading System
EU	European Union
Eurofer	European Confederation of Iron and Steel Industries
FAS	Financial Accounting Standard
Flat-Rolled	Flat-Rolled Products segment
FPC	Feralloy Processing Company
Gateway	Gateway Energy & Coke Company, LLC
Hibbing	Hibbing Taconite Company
ITC	U. S. International Trade Commission
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
LAER	Lowest Achievable Emission Rate
Lone Star	Lone Star Technologies, Inc.
MACT	Maximum Achievable Control Technology
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
OCTG	oil country tubular goods
O. D.	outer diameter
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act
REACH	Registration, Evaluation, Authorisation and Restriction of Chemicals, Regulation 1907/2006
RFI	RCRA Facility Investigation
RPA	Receivables Purchase Agreement
SEC	Securities and Exchange Commission
SIPs	state implementation plans
Stelco	Stelco Inc.
Tilden	Tilden Mining Company
tons	net tons
Tubular	Tubular Products segment
USSC	U. S. Steel Canada Inc.
USSE	U. S. Steel Europe segment
USSK	U. S. Steel Košice, U. S. Steel’s integrated steel mill and coke production facilities in Slovakia
USS-POSCO	USS-POSCO Industries, U. S. Steel and POSCO joint venture
USSR	U. S. Steel Receivables LLC
USSS	U. S. Steel Serbia, U. S. Steel’s integrated steel mill and other facilities in Serbia
USW	United Steelworkers
VERP	Voluntarty early retirement program
Wabush	Wabush Mines
Worthington	Worthington Specialty Processing, U. S. Steel and Worthington Industries, Inc. joint venture
Z-Line	Z-Line Company

SUPPLEMENTARY DATA

DISCLOSURES ABOUT FORWARD-LOOKING STATEMENTS

U. S. Steel includes forward-looking statements concerning strategies, plans, trends, market forces, commitments, material events or other contingencies potentially affecting the Company in reports filed with the Securities and Exchange Commission, external documents and oral presentations. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, U. S. Steel is filing the following cautionary language identifying important factors (though not necessarily all such factors) that could cause actual outcomes to differ materially from information set forth in forward-looking statements made by, or on behalf of, U. S. Steel and our representatives.

Cautionary Language Concerning Forward-Looking Statements

Forward-looking statements with respect to U. S. Steel may include, but are not limited to, comments about general business strategies, financing decisions, projections of levels of revenues, income from operations or income from operations per ton, net income or earnings per share; levels of capital, environmental or maintenance expenditures; levels of employee benefits; the success or timing of completion of ongoing or anticipated capital or maintenance projects; levels of raw steel production capability, prices, production, shipments, or labor and raw material costs; availability of raw materials; the acquisition, idling, shutdown or divestiture of assets or businesses; the effect of restructuring or reorganization of business components and cost-reduction programs; the effect of collective bargaining agreements and relations with unions, the effect of potential steel industry consolidation; the effect of potential legal proceedings on our business and financial condition; the effects of actions of third parties such as competitors, or foreign, federal, state or local regulatory authorities; and the effects of import quotas, tariffs and other protectionist measures.

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

Our major cash requirements in 2011 are expected to be for capital expenditures, employee benefits and working capital requirements. We finished 2010 with $578 million of available cash. As business conditions have started to recover, our working capital requirements have increased and any future increases may require us to draw upon our credit facilities for necessary cash. Should we experience a significant increase in orders or an unexpected need for funds that cannot be met with available cash and our liquidity facilities, we may need to access the capital markets.

Market Factors

U. S. Steel’s expectations as to levels of production and revenues, gross margins, income from operations and income from operations per ton are based upon assumptions as to global market conditions, future product prices and mix, and levels of raw steel production capability, production and shipments. These assumptions may prove to be inaccurate.

The global steel industry is cyclical, highly competitive and has historically been characterized by overcapacity.

U. S. Steel competes with many North American and international steel producers. Competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and electric arc furnace production (EAF), which primarily uses steel scrap and, increasingly, iron-bearing feedstocks as raw materials.

EAFs typically requires lower capital expenditures for construction of facilities and may have lower total employment costs; however, these competitive advantages may be minimized or eliminated by the cost of scrap when scrap prices are high. Some EAFs utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers of flat-rolled products, who are able to manufacture a broader range of products. International competitors may also have lower labor costs than U.S. producers and some are owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations, as well as prevailing market conditions. Such competition could adversely affect our future product prices and shipment levels.

We also face competition in many markets from producers of materials such as aluminum, cement, composites, glass, plastics and wood. The emergence of additional substitutes for steel products could adversely affect future prices and demand for steel products.

We are subject to market conditions in those areas which are influenced by many of the same factors that affect U.S. markets, as well as matters specific to international markets such as foreign currency exchange rate quotas, tariffs and other protectionist measures. Since our European operations are more dependent upon purchased raw materials than our North American operations they are more subject to the impact of changes in world supply, demand and prices of such raw materials.

Changes in foreign currency exchange rates may impact demand and prices for our products both within the respective domestic markets and for export. In addition, U. S. Steel has funded international cash needs through creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can affect income when they are remeasured at the end of each period. A $1.6 billion U.S. dollar-denominated intercompany loan to a European subsidiary was the primary exposure at December 31, 2010. Changes in the amount of this loan and of exchange rates may have a significant impact on income.

Steel imports have been and we expect will continue to be a significant factor in all of our major markets. Many steel imports have violated United States, Canadian and European international trade laws. We have not always been successful in obtaining relief under these international trade laws. Future imports into our markets, and government response to unfairly traded imports, may impact production levels and price.

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

Operating and Cost Factors

U. S. Steel is also exposed to casualty risks such as the structural failure at Gary Works in 2010 that disrupted operations for several weeks. If major equipment or structures fail in the future we may incur substantial repair costs and business interruptions. Similarly, if any of our critical suppliers suffer such a casualty we may suffer business interruptions. There also exists the change of other unexpected events such as power outages, weather related events, transportation disruption that may affect operating levels, production and profitability. We may also be affected if major suppliers or customers experience such events.

As an integrated steel producer, U. S. Steel’s primary raw materials are iron units in the form of iron ore pellets and sinter ore, carbon units in the form of coal and coke (which is produced from coking coal) and steel scrap. U. S. Steel is not self-sufficient in raw materials and as a consequence purchases all of its coking coal as well as significant amounts of iron units and coke, exposing us to market risks for such raw materials. Also, as some of our North American coke batteries approach the end of their expected useful lives over the next five years, our production capability is likely to decrease absent additional investment in coke or coke substitute production facilities. As a result, we may be further exposed to risks concerning pricing and availability of coke from third parties. Raw material prices have increased from 2009 levels and there may be additional increases if global steel production returns to more customary levels. To the extent that U. S. Steel purchases raw materials, prices for such purchases can cause significant increases in production costs.

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by collective bargaining agreements with the USW entered into effective September 1, 2008 (the 2008 CBAs) that expire in September 2012. The 2008 CBAs resulted in wage increases ranging from $0.65 to $1.00 per hour as of the effective date. Each subsequent September 1 thereafter during the contract term, employees will receive a four percent wage increase. At U. S. Steel Canada the collective bargaining agreement with the USW covering employees at Lake Erie Works expires in April 2013. The collective bargaining agreement with the USW covering employees at Hamilton Works expired in July 2010 and there has been a work stoppage since November 7, 2010.

In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires in March 2012. Represented employees at USSS are covered by a collective bargaining agreement that expires in December 2012. Wage increases have been agreed to for all years for both USSE agreements.

In both North America and Europe, future results may be impacted by labor disputes and the terms of future collective bargaining agreements.

Future net periodic benefit costs for pensions and other benefits can be volatile and depend on the future market performance of plan assets; changes in actuarial assumptions regarding such factors as selection of a discount rate, the expected rate of return on plan assets and escalation of retiree health care costs; plan amendments affecting benefit payout levels; and profile changes in the beneficiary populations being valued. Changes in the assumptions or differences between actual and expected changes in the present value of liabilities or assets of U. S. Steel’s plans could cause net periodic benefit costs to increase or decrease materially from year to year. To the extent that these costs increase in the future, income from operations would be reduced.

On an accounting basis at December 31, 2010, U. S. Steel’s benefit obligations for retiree medical and life insurance exceeded trust assets by $2.9 billion and U. S. Steel’s projected pension benefit obligation exceeded trust assets by $2.0 billion. The level of cash funding in future years depends upon various factors such as any voluntary contributions we may make, future asset performance, the level of interest rates used to measure ERISA and similar Canadian minimum funding levels, the impacts of business acquisitions or sales, union negotiated changes and future government regulation. Any such funding requirements will have an unfavorable impact on U. S. Steel’s cash flows and could negatively affect our ability to comply with our debt covenants and borrowing arrangements.

Legal and Environmental Factors

The profitability of U. S. Steel’s operations could be affected by a number of contingencies, including legal actions. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel financial statements.

The businesses of U. S. Steel are subject to numerous environmental laws and discharge and clean up laws in the United States, Canada and Europe. Such laws, including CO2 greenhouse gas laws that have been adopted or are being considered, may impact our costs, operating rates and income. These laws may also impact major suppliers and customers. Steel producers in other places, especially China and other developing economies, may be impacted differently than we are. Certain current and former U. S. Steel operating facilities have been in operation for many years and could require significant future accruals and expenditures to meet existing and future requirements under these laws. To the extent that competitors are not required to undertake equivalent costs in their operations, the competitive position of U. S. Steel could be adversely affected.

For further discussion of certain of the factors described herein and their potential effects on the businesses of U. S. Steel, see “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”