Form 10-Q
period 2011-03-31
UNITED STATES STEEL CORP
filed 2011-04-26
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Common stock outstanding at April 20, 2011 – 143,768,000 shares

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2011	2010
Net sales:
Net sales	$4,557	$3,615
Net sales to related parties (Note 17)	307	281

Total	4,864	3,896

Operating expenses (income):
Cost of sales (excludes items shown below)	4,621	3,639
Selling, general and administrative expenses	180	148
Depreciation, depletion and amortization (Note 5)	169	165
(Income) loss from investees	(8)	5
Net gain on disposal of assets (Notes 4 and 18)	(6)	(3)
Other income, net	(1)	(1)

Total	4,955	3,953

Loss from operations	(91)	(57)
Interest expense	50	43
Interest income	(2)	(3)
Other financial (income) costs (Note 7)	(69)	68

Net interest and other financial (income) costs	(21)	108
Loss before income taxes	(70)	(165)
Income tax provision (benefit) (Note 8)	16	(7)

Net loss	(86)	(158)
Less: Net loss attributable to noncontrolling interests	–	(1)

Net loss attributable to United States Steel Corporation	$(86)	$(157)

Loss per common share (Note 9) :
Net loss per share attributable to United States Steel Corporation shareholders:
- Basic	$(0.60)	$(1.10)
- Diluted	$(0.60)	$(1.10)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$421	$578
Receivables, less allowance of $54 and $48	2,451	1,921
Receivables from related parties (Note 17)	145	102
Inventories (Note 10)	2,255	2,352
Income tax receivable (Note 8)	66	175
Deferred income tax benefits (Note 8)	127	125
Other current assets	72	51

Total current assets	5,537	5,304
Property, plant and equipment	16,261	15,890
Less accumulated depreciation and depletion	9,634	9,404

Total property, plant and equipment – net	6,627	6,486
Investments and long-term receivables, less allowance of $23 and $22	694	670
Intangibles – net (Note 5)	274	275
Goodwill (Note 5)	1,787	1,760
Deferred income tax benefits (Note 8)	513	515
Other noncurrent assets	336	340

Total assets	$15,768	$15,350
Liabilities
Current liabilities:
Accounts payable	$2,044	$1,738
Accounts payable to related parties (Note 17)	83	66
Bank checks outstanding	19	30
Payroll and benefits payable	952	938
Accrued taxes (Note 8)	133	116
Accrued interest	75	43
Short-term debt and current maturities of long-term debt (Note 12)	217	216

Total current liabilities	3,523	3,147
Long-term debt, less unamortized discount (Note 12)	3,518	3,517
Employee benefits	4,352	4,365
Deferred credits and other noncurrent liabilities	466	469

Total liabilities	11,859	11,498

Contingencies and commitments (Note 18)
Stockholders’ Equity (Note 16 ):
Common stock (150,925,911 shares issued) (Note 9)	151	151
Treasury stock, at cost (7,158,562 and 7,251,715 shares)	(572)	(580)
Additional paid-in capital	3,654	3,650
Retained earnings	3,604	3,698
Accumulated other comprehensive loss	(2,929)	(3,068)

Total United States Steel Corporation stockholders’ equity	3,908	3,851

Noncontrolling interests	1	1

Total liabilities and stockholders’ equity	$15,768	$15,350

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(86)	$(158)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization (Note 5)	169	165
Provision for doubtful accounts	4	3
Pensions and other postretirement benefits	33	(150)
Deferred income taxes	8	15
Net gain on disposal of assets (Notes 4 and 18)	(6)	(3)
Distributions received, net of equity investees income	(6)	8
Changes in:
Current receivables	(522)	(426)
Inventories	151	(11)
Current accounts payable and accrued expenses	338	269
Income taxes receivable/payable (Note 8)	79	218
Bank checks outstanding	(12)	(9)
Currency remeasurement (gain)/loss	(101)	66
All other, net	(32)	(46)

Net cash provided by (used in) operating activities	17	(59)

Investing activities:
Capital expenditures	(180)	(125)
Disposal of assets	12	65
Change in restricted cash, net	2	6
Investments, net	(6)	(10)

Net cash used in investing activities	(172)	(64)

Financing activities:
Revolving credit facilities – borrowings	240	-
– repayments	(240)	(270)
Issuance of long-term debt, net of financing costs	-	582
Repayment of long-term debt	(4)	(4)
Common stock issued	4	1
Dividends paid	(7)	(7)

Net cash (used in) provided by financing activities	(7)	302

Effect of exchange rate changes on cash	5	(11)

Net (decrease) increase in cash and cash equivalents	(157)	168
Cash and cash equivalents at beginning of year	578	1,218

Cash and cash equivalents at end of period	$421	$1,386

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) produces and sells steel mill products, including flat-rolled and tubular products, in North America and Central Europe. Operations in North America also include transportation services (railroad and barge operations) and real estate operations.

The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America. The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2010 which should be read in conjunction with these financial statements.

2.	New Accounting Standards

There are no new accounting pronouncements for which adoption is expected to have a material effect on U. S. Steel’s financial statements in future accounting periods.

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

The results of segment operations for the three months ended March 31, 2011 and 2010 are:

(In millions) First Quarter 2011	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$2,969	$289	$3,258	$13	$(57)
USSE	1,223	1	1,224	-	(5)
Tubular	642	1	643	(6)	30

Total reportable segments	4,834	291	5,125	7	(32)
Other Businesses	30	9	39	1	12
Reconciling Items and Eliminations	-	(300)	(300)	-	(71)
Total	$4,864	$-	$4,864	$8	$(91)
First Quarter 2010
Flat-rolled	$2,455	$219	$2,674	$(5)	$(80)
USSE	964	25	989	-	12
Tubular	445	1	446	-	45

Total reportable segments	3,864	245	4,109	(5)	(23)
Other Businesses	32	(21)	11	-	10
Reconciling Items and Eliminations	-	(224)	(224)	-	(44)
Total	$3,896	$-	$3,896	$(5)	$(57)

The following is a schedule of reconciling items to (loss) income from operations:

	Three Months Ended March 31,
(In millions)	2011	2010
Items not allocated to segments:
Retiree benefit expenses	$(71)	$(44)

Total reconciling items	$(71)	$(44)

4.	Acquisitions and Dispositions

Wabush Mines Joint Venture

On February 1, 2010, U. S. Steel Canada Inc. (USSC) completed the previously announced sale of its 44.6 percent interest in the Wabush Mines Joint Venture (Wabush) for approximately $60 million. Wabush owns and operates iron ore mining and pellet facilities in Newfoundland and Labrador and Quebec, Canada. U. S. Steel recognized an immaterial financial impact from the sale.

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2011 are as follows:

	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at December 31, 2010	$922	$4	$834	$1,760
Currency translation	27	-	-	27

Balance at March 31, 2011	$949	$4	$834	$1,787

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

Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. U. S. Steel completed its annual goodwill impairment test during the third quarter of 2010 and determined that there was no goodwill impairment for any of the reporting units. Goodwill impairment tests in prior years also indicated that goodwill was not impaired for either reporting unit. Accordingly, there are no accumulated impairment losses for goodwill.

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of March 31, 2011			As of December 31, 2010
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$222	$36	$186	$220	$34	$186
Other	2-20 Years	23	10	13	23	9	14

Total amortizable intangible assets		$245	$46	$199	$243	$43	$200

The carrying amount of acquired water rights with indefinite lives as of March 31, 2011 and December 31, 2010 totaled $75 million. The water rights are tested for impairment annually in the third quarter. The 2010 and prior year tests indicated that the fair value of the water rights exceeded the carrying value. Accordingly, no impairment loss was recognized.

Amortization expense was $3 million in both the three months ended March 31, 2011 and 2010. The estimated future amortization expense of identifiable intangible assets during the next five years is $8 million for the remaining portion of 2011 and $11 million each year from 2012 to 2015.

6.	Pensions and Other Benefits

The following table reflects the components of net periodic benefit cost for the three months ended March 31, 2011 and 2010:

	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Service cost	$28	$25	$6	$5
Interest cost	126	135	52	57
Expected return on plan assets	(154)	(167)	(26)	(27)
Amortization of prior service cost	5	6	6	6
Amortization of net loss (gain)	88	55	2	(3)

Net periodic benefit cost, excluding below	93	54	40	38
Multiemployer plans	15	13	-	-

Net periodic benefit cost	$108	$67	$40	$38

Employer Contributions

During the first three months of 2011, U. S. Steel made $22 million in required cash contributions to the main USSC pension plans, cash payments of $15 million to the Steelworkers Pension Trust and $2 million in cash payments to other defined benefit pension plans.

During the first three months of 2011, cash payments of $77 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $10 million and $2 million for the three months ended March 31, 2011 and 2010, respectively.

Health Care Legislation

The Patient Protection and Affordable Care Act of 2010 (“PPACA”) includes many provisions impacting health care and health insurance coverage in the U.S. Beginning in 2013, PPACA eliminates the tax deductibility of retiree prescription drug expenses allocable to the Medicare Part D subsidies received by an employer. U. S. Steel recorded a tax charge of $27 million in the first quarter of 2010 to adjust deferred tax assets in order to recognize the estimated future tax effects. The Company believes that its retiree health indemnity plans are exempt from the PPACA’s group market reform requirements, but that the HMO plans in which many retirees participate may be required to implement these new requirements, thereby potentially resulting in higher premiums for these retirees. Based on the guidance that has been issued to date with respect to the PPACA provision which imposes an excise tax on high-cost employer-sponsored health plan coverage beginning in 2018, the Company believes it has a de minimis liability exposure for such future excise taxes on retiree medical benefits. Also, the Federal government has approved the Company’s applications under the Early Retiree Reinsurance Program (ERRP), which is a temporary program established under the PPACA to reimburse the sponsor of employment-based health plans for a portion of the cost of health care benefits provided to pre-Medicare participants, and the Company expects to receive ERRP reimbursements beginning later in 2011.

7.	Other Financial (Income) Costs

Other financial (income) costs include financing costs as well as foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s subsidiaries. During the three months ended March 31, 2011 and 2010, net foreign currency gains of $77 million and losses of $63 million, respectively, were recorded in other financial (income) costs. See note 11 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

8.	Income Taxes

Tax provision

For the three months ended March 31, 2011 and 2010, we recorded a tax provision of $16 million on our pretax loss of $70 million and a tax benefit of $7 million on our pretax loss of $165 million, respectively. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia, which are jurisdictions where we have recorded full valuation allowances on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency gains and losses that are not recognized in any tax jurisdiction. Included in the first quarter of 2010 tax benefit is a net tax benefit of $36 million resulting from the conclusion of certain tax return examinations and the remeasurement of existing tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in the first quarter of 2010 (see note 6).

The tax provision for the first three months of 2011 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2011 pretax results for U.S. and foreign income or loss vary from estimates applied at the end of the most recent interim period, the actual tax provision or benefit recognized in 2011 could be materially different from the forecasted amount used to estimate the tax provision for the three months ended March 31, 2011.

Income tax receivable

During 2011, U. S. Steel received a net federal income tax refund of $70 million. The income tax receivable of $66 million at March 31, 2011 primarily reflects the additional federal income tax refund that we expect to receive as a result of the carryback of our 2010 losses to prior years.

Unrecognized tax benefits

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance found in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $115 million at both March 31, 2011 and December 31, 2010. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $103 million and $100 million as of March 31, 2011 and December 31, 2010, respectively.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of March 31, 2011 and December 31, 2010, U. S. Steel had accrued liabilities of $5 million and $4 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have any liabilities recorded for income tax penalties.

It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax issues will not change by a significant amount.

Deferred taxes

As of March 31, 2011, the net domestic deferred tax asset was $560 million compared to $563 million at December 31, 2010. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

As of March 31, 2011, the net foreign deferred tax asset was $80 million, net of established valuation allowances of $934 million. At December 31, 2010, the net foreign deferred tax asset was $77 million, net of established valuation allowances of $870 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar, the euro, and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $874 million for Canadian deferred tax assets and $50 million for Serbian deferred tax assets as of March 31, 2011, would be partially or fully reversed. Any reversals of these amounts would result in a decrease to income tax expense.

9.	Income and Dividends Per Common Share

Net Loss Per Share Attributable to United States Steel Corporation Shareholders

Basic net income or loss per common share is based on the weighted average number of common shares outstanding during the period.

Diluted net income per common share assumes the exercise of stock options, the vesting of restricted stock, restricted stock units and performance awards and the conversion of convertible notes (under the “if-converted” method), provided in each case that the effect is dilutive.

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2011	2010
Net loss attributable to United States Steel Corporation shareholders	$(86)	$(157)
Plus income effect of assumed conversion-interest on convertible notes	-	-

Net loss after assumed conversion	$(86)	$(157)

Weighted-average shares outstanding (in thousands):
Basic	143,801	143,390
Effect of convertible notes	-	-
Effect of stock options, restricted stock units and performance awards	-	-

Adjusted weighted-average shares outstanding, diluted	143,801	143,390

Basic earnings per common share	$(0.60)	$(1.10)

Diluted earnings per common share	$(0.60)	$(1.10)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted loss per common share:

	Three Months Ended March 31,
(In thousands)	2011	2010
Securities granted under the 2005 Stock Incentive Plan	3,262	3,089
Securities convertible under the Senior Convertible Notes	27,059	27,059

Total	30,321	30,148

Dividends Paid Per Share

The dividend for the first quarters of 2011 and 2010 was five cents per common share.

10.	Inventories

Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At March 31, 2011 and December 31, 2010, the LIFO method accounted for 50 percent and 48 percent of total inventory values, respectively.

(In millions)	March 31, 2011	December 31, 2010
Raw materials	$792	$949
Semi-finished products	872	851
Finished products	492	449
Supplies and sundry items	99	103

Total	$2,255	$2,352

Current acquisition costs were estimated to exceed the above inventory values by $1.1 billion and $885 million at March 31, 2011 and December 31, 2010, respectively. Cost of sales was reduced by $12 million and less than $1 million in the three months ended March 31, 2011 and 2010, respectively, as a result of liquidations of LIFO inventories.

Inventory includes $92 million and $91 million of land held for residential or commercial development as of March 31, 2011 and December 31, 2010, respectively.

From time to time, U. S. Steel enters into coke swap agreements designed to reduce transportation costs. U. S. Steel shipped and received approximately 220,000 tons and 170,000 tons of coke under swap agreements during the first three months of 2011 and 2010, respectively.

U. S. Steel also has entered into iron ore pellet swap agreements. U. S. Steel shipped and received approximately 107,000 tons and 141,000 tons of iron ore pellets during the first three months of 2011 and 2010, respectively.

The coke and iron ore pellet swaps are recorded at cost as nonmonetary transactions. There was no income statement impact related to these swaps in either 2011 or 2010.

11.	Derivative Instruments

U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars and euros. USSC’s revenues and costs are denominated in both Canadian and U.S. dollars. In addition, foreign cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can affect income when remeasured at the end of each period. A $1.7 billion U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary was the primary exposure at March 31, 2011.

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

As of March 31, 2011, U. S. Steel held euro forward sales contracts with a total notional value of approximately $445 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

Additionally, we routinely enter into fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. During 2011 and 2010, all forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption described in ASC Topic 815 and were not subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010:

(In millions)	Balance Sheet Location	Fair Value March 31, 2011	Fair Value December 31, 2010
Foreign exchange forward contracts	Accounts payable	($25)	($11)

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended March 31, 2011	Three Months ended March 31, 2010
Foreign exchange forward contracts	Other financial costs	($25)	$12

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

12.	Debt

(In millions)	Interest Rates %	Maturity	March 31, 2011	December 31, 2010
2037 Senior Notes	6.65	2037	$350	$350
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	863
2013 Senior Notes	5.65	2013	300	300
Province Note (C$150 million)	1.00	2015	154	150
Environmental Revenue Bonds	4.75 - 6.88	2011 - 2030	458	458
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2011 - 2012	20	20
Other capital leases and all other obligations		2011 - 2014	15	18
Amended Credit Agreement, $750 million	Variable	2012	-	-
USSK Revolver, €200 million	Variable	2013	-	-
USSK credit facilities, €80 million	Variable	2012 - 2015	-	-
USSS credit facilities, €20 million and 1 billion Serbian Dinar	Variable	2011	-	-

Total Debt			3,780	3,779
Less Province Note fair value adjustment			35	36
Less unamortized discount			10	10
Less short-term debt and long-term debt due within one year			217	216

Long-term debt			$3,518	$3,517

To the extent not otherwise discussed below, information concerning the Senior Notes, the Senior Convertible Notes and other listed obligations can be found in note 16 of the audited financial statements in the 2010 Annual Report on Form 10-K.

Issuance of Senior Notes due 2020

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

Obligations relating to Environmental Revenue Bonds

U. S. Steel is the ultimate obligor on $458 million of Environmental Revenue Bonds. As of March 31, 2011, U. S. Steel has refunded a portion of these bonds and is the direct underlying obligor on $260 million of these bonds. U. S. Steel is obligated on the remainder ($198 million, which includes $2 million of call premiums) under an agreement that was entered into when it separated from Marathon Oil Corporation (Marathon) on December 31, 2001 (the Separation). The agreement provides that on or before the tenth anniversary of the Separation (December 31, 2011), U. S. Steel will provide for the discharge of Marathon from any remaining liability under any of these bond obligations by retiring or refunding these bonds, or amending them to relieve Marathon’s liability.

Amended Credit Agreement

As of March 31, 2011, there were no amounts drawn on the $750 million Credit Agreement dated May 11, 2007 (Amended Credit Agreement) and inventory values supported the full $750 million of the facility. The Amended Credit Agreement contains a financial covenant requiring U. S. Steel to maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.10 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 15% of the total aggregate commitments and $112.5 million. Since availability was greater than $112.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. However, based on the most recent four quarters, as of March 31, 2011, we would not meet this covenant if we were to borrow more than $637.5 million under this agreement. If the value of inventory does not support the full amount of the facility or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

Receivables Purchase Agreement

As of March 31, 2011, U. S. Steel has a Receivables Purchase Agreement (RPA) under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. If U. S. Steel decides to access this facility, USSR then sells senior undivided interests in up to $525 million of the receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability is recorded.

At March 31, 2011 and December 31, 2010, there were no receivables transferred under this facility and eligible accounts receivable supported $525 million of availability under the RPA. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which has historically not been significant. The RPA expires on July 19, 2013.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We paid $1 million in each of the three month periods ended March 31, 2011 and 2010 relating to fees on the RPA.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during the three months ended March 31, 2011 and 2010, there were no collections reinvested.

The table below summarizes the trade receivables for USSR:

(In millions)	March 31, 2011	December 31, 2010
Balance of accounts receivable-net, purchased by USSR	$1,234	$1,004
Revolving interest sold to conduits	-	-

Accounts receivable-net, included in the accounts receivable balance on the balance sheet of U. S. Steel	$1,234	$1,004

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations and may also be terminated upon a change of control.

Change in control event

In the event of a change in control of U. S. Steel, debt obligations totaling $3,062 million at March 31, 2011, which includes the Senior Notes and Senior Convertible Notes, may be declared immediately due and payable. In addition, the Amended Credit Agreement may be terminated and any amount outstanding thereunder may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $38 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel Košice (USSK) credit facilities

At March 31, 2011, USSK had no borrowings under its €200 million (approximately $284 million) revolving unsecured credit facility.

At March 31, 2011, USSK had no borrowings against its €80 million credit facilities (which approximated $114 million) and the availability was approximately $106 million due to approximately $8 million of customs and other guarantees outstanding.

U. S. Steel Serbia (USSS) credit facilities

At March 31, 2011, USSS had no borrowings against its facilities which consist of facilities for general corporate purposes of up to €20 million and facilities for overdrafts of up to 1 billion Serbian dinars (which together totaled approximately $42 million), subject in each case to a borrowing base calculation based upon the value of USSS’s inventory of finished and semi-finished inventory. At March 31, 2011, USSS inventory values were sufficient to utilize the entire amount of the facilities.

13.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	March 31, 2011	December 31, 2010
Balance at beginning of year	$39	$45
Additional obligations incurred	-	1
Obligations settled	-	(7)
Foreign currency translation effects	1	(2)
Accretion expense	1	2

Balance at end of period	$41	$39

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

Gateway Energy & Coke Company, LLC

Gateway Energy & Coke Company, LLC (Gateway) is a wholly owned subsidiary of SunCoke Energy, Inc. in which U. S. Steel has no ownership interest. Gateway has constructed a heat recovery coke plant with an expected annual capacity of 650,000 tons of coke at U. S. Steel’s Granite City Works that began operations in the fourth quarter of 2009. U. S. Steel has a 15-year arrangement to purchase coke from Gateway under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2011, a maximum default payment of approximately $277 million would apply if U. S. Steel terminates the agreement.

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

15.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding and accrued interest included in the Consolidated Balance Sheet approximate fair value. See note 11 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$48	$48	$46	$46

Financial liabilities:
Debt (b)	$4,455	$3,700	$4,512	$3,695
(a)	Excludes equity method investments.
(b)	Excludes capital lease obligations.

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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see note 18.

16.	Statement of Changes in Stockholders’ Equity

The following table reflects the first three months of 2011 and 2010 reconciliation of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

Three Months Ended March 31, 2011	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,852		$3,698	$(3,068)	$151	$(580)	$3,650	$1
Comprehensive income:
Net loss	(86)	(86)	(86)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	64	64		64
Currency translation adjustment	75	75		75
Employee stock plans	12					8	4
Dividends paid on common stock	(7)		(7)
Other	(1)		(1)

Balance at March 31, 2011	$3,909	$53	$3,604	$(2,929)	$151	$(572)	$3,654	$1

Three Months Ended March 31, 2010	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,979		$4,209	$(2,728)	$151	$(608)	$3,652	$303
Comprehensive income:
Net loss	(158)	(158)	(157)					(1)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	60	60		60
Currency translation adjustment	(18)	(18)		(18)
Employee stock plans	3					2	1
Dividends paid on common stock	(7)		(7)
Adoption of ASC Topic 810 (Note 14)	(301)							(301)
Cumulative effect of ASC Topic 810 adoption	(1)		(1)

Balance at March 31, 2010	$4,557	$(116)	$4,044	$(2,686)	$151	$(606)	$3,653	$1

17.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $307 million and $281 million for the three months ended March 31, 2011 and 2010, respectively.

Purchases from related parties for outside processing services provided by equity investees amounted to $12 million and $9 million for the three months ended March 31, 2011 and 2010, respectively. Purchases of iron ore pellets from related parties amounted to $44 million for the three months ended March 31, 2011. There were no purchases of iron ore pellets from related parties for the three months ended March 31, 2010.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $82 million and $62 million at March 31, 2011 and December 31, 2010, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $1 million and $4 million at March 31, 2011 and December 31, 2010, respectively.

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

Asbestos matters – As of March 31, 2011, U. S. Steel was a defendant in approximately 585 active cases involving approximately 3,125 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,600, or approximately 83 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the three months ended March 31, 2011, U. S. Steel paid approximately $4 million in settlements. These settlements and other dispositions resolved approximately 55 claims. New case filings in the first three months of 2011 added approximately 90 claims. At December 31, 2010, U. S. Steel was a defendant in approximately 550 active cases involving approximately 3,090 plaintiffs. During 2010, U. S. Steel paid approximately $8 million in settlements. These settlements and other dispositions resolved approximately 200 claims. New case filings in the year ended December 31, 2010 added approximately 250 claims. Most claims filed in 2011 and 2010 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

(In millions)	Three Months Ended March 31, 2011
Beginning of period	$198
Accruals for environmental remediation deemed probable and reasonably estimable	1
Payments	(5)

End of period	$194

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	March 31, 2011	December 31, 2010
Accounts payable	$18	$18
Deferred credits and other noncurrent liabilities	176	180

Total	$194	$198

Expenses related to remediation are recorded in cost of sales and totaled $1 million in each of the three month periods ended March 31, 2011 and 2010. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters and projects with ongoing study and scope development may exceed the accrued liabilities by as much as 15 to 30 percent.

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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of March 31, 2011, accrued liabilities for these projects totaled $3 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $45 million. Depending on agency negotiations and other factors, the scope of the UPI project may become defined in 2011.

Significant Projects with Defined Scope – As of March 31, 2011, a total of $45 million was accrued for projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River in northwest Indiana and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site.

Additional projects with defined scope include the Municipal Industrial & Disposal Company (MIDC) site in Elizabeth, Pennsylvania, the St. Louis Estuary and Upland Project in Duluth, Minnesota and a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of March 31, 2011, accrued liabilities for these three additional projects totaled $97 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are six other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2011 was $12 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects for which we have sufficient information to form a judgment each had an accrued liability of less than $1 million. The total accrued liability for these projects at March 31, 2011 was $8 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at March 31, 2011 and were based on known scopes of work.

Administrative and Legal Costs – As of March 31, 2011, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2011 and 2010, such capital expenditures totaled $18 million and $43 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

CO2 Emissions – Current and potential regulation of Greenhouse Gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The European Union (EU) has established greenhouse gas regulations based upon national allocations and a cap and trade system. In Canada, both the federal and Ontario governments have issued proposed requirements for greenhouse gas emissions. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating requirements as further described below. In the last Congress, legislation was passed in the House of Representatives and introduced in the Senate. We do not know what action, if any, may be taken by the new Congress. The EU has issued proposed regulations under their cap and trade system for the period 2013-2020 which appear to be more stringent than the current requirements.

On May 13, 2010, the Environmental Protection Agency published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the Clean Air Act’s Prevention of Significant Deterioration (PSD) permitting process. Starting in 2011, new projects that increase GHG emissions by more than 75,000 tons per year have new PSD requirements based on best available control technology (BACT), but only if the project also significantly increases emissions of at least one non-GHG pollutant. Only existing sources with Title V permits or new sources obtaining Title V permits for non-GHG pollutants will also be required to address GHG emissions. Starting July 1, 2011, new sources not already subject to

Title V requirements that emit over 100,000 tons per year, or modifications to existing permits that increase GHG emissions by more than 75,000 tons per year, will be subject to PSD and Title V requirements. On November 17, 2010 the EPA issued its “PSD and Title V Permitting Guidance for Greenhouse Gases” and “Available and Emerging Technologies for Reducing Greenhouse Gas Emissions from the Iron and Steel Industry.” With this guidance, EPA intends to help state and local air permitting authorities identify greenhouse gas reductions under the Clean Air Act. Additionally, the EPA revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide, sulfur dioxide and lead in 2010 and is in the process of revising the NAAQS for 2.5 micron particulate matter, ozone and sulfur dioxides.

It is impossible to estimate the timing or impact of these or other future government action on U. S. Steel, although it could be significant. Such impacts may include substantial capital expenditures, costs for emission allowances, restriction of production, and higher prices for coking coal, natural gas and electricity generated by carbon based systems.

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the European Commission. Based on actual CO2 emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized gains related to these transactions which are reflected in the net gain on disposal of assets line on the Consolidated Statement of Operations. U. S. Steel recognized gains related to these transactions of approximately $6 million during both the three months ended March 31, 2011 and 2010.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. The amount of this tax will vary with USSK’s production levels and the implementing regulations that may be issued. USSK has recorded expense of $5 million for the quarter ended March 31, 2011.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $194 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – The maximum outstanding guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $31 million at March 31, 2011. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Contingencies related to the Separation from Marathon – In the event of a bankruptcy of Marathon, $247 million of obligations related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

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

Randle’s Reef – The Canadian and Ontario governments have identified a sediment deposit in Hamilton Harbor, commonly referred to as Randle’s Reef, near USSC’s Hamilton Works for remediation, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $108 million). The national and provincial governments have each allocated C$30 million (approximately $31 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $31 million). USSC has committed C$7 million (approximately $7 million) as its contribution, which has been accrued accordingly. Funding sources for the balance of the estimated project cost remain to be identified and additional contributions are being sought.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $8 million at March 31, 2011). No liability has been recorded for these guarantees as the potential loss is not probable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $171 million as of March 31, 2011, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $194 million at March 31, 2011, of which $6 million was classified as current, and $196 million at December 31, 2010, of which $7 million was classified as current.

Capital Commitments – At March 31, 2011, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $609 million.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2011	2012	2013	2014	2015	Later Years	Total
$1,682	$1,697	$1,157	$485	$450	$4,024	$9,495

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, energy and utility services and coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (see note 14) with terms ranging from two to 16 years. Total payments relating to unconditional purchase obligations were approximately $150 million and $140 million for the three months ended March 31, 2011 and 2010, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2010, and Item 1A. Risk Factors in this Form 10-Q. References in this Quarterly Report on Form 10-Q to “U. S. Steel,” “the Company,” “we,” “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context.

RESULTS OF OPERATIONS

Net sales by segment for the first quarter of 2011 and 2010 are set forth in the following table:

	Quarter Ended March 31,
(Dollars in millions, excluding intersegment sales)	2011	2010	% Change
Flat-rolled Products (Flat-rolled)	$2,969	$2,455	21%
U. S. Steel Europe (USSE)	1,223	964	27%
Tubular Products (Tubular)	642	445	44%

Total sales from reportable segments	4,834	3,864	25%
Other Businesses	30	32	-6%

Net sales	$4,864	$3,896	25%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended March 31, 2011 versus the quarter ended March 31, 2010 is set forth in the following table:

Quarter Ended March 31, 2011 versus Quarter Ended March 31, 2010

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	8%	13%	0%	0%	0%	21%
USSE	-5%	30%	2%	-1%	1%	27%
Tubular	30%	10%	1%	0%	3%	44%

(a)	Excludes intersegment sales
(b)	Foreign currency translation effects

Net sales were $4,864 million in the first quarter of 2011, compared with $3,896 million in the same quarter last year. The increase in sales for the Flat-rolled segment primarily reflected higher average realized prices (up $66 per ton) and increased shipments (up 0.4 million tons). The increase in sales for the European segment was primarily due to higher average realized euro-based prices (up €159 per ton) partially offset by a slight decrease in shipments (down 0.1 million tons) and unfavorable changes in foreign currency translation effects. The increase in sales for the Tubular segment resulted primarily from higher shipments (up 0.1 million tons) and higher average realized prices (up $58 per ton).

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $108 million in the first quarter of 2011, compared to $67 million in the first quarter of 2010. The $41 million increase is primarily due to a decline in the market-related value of pension plan assets and higher amortization of unrecognized losses, both of which relate to pension plan asset losses experienced in 2008.

Costs related to defined contribution plans totaled $10 million in the first quarter of 2011, compared to $2 million in the first quarter of 2010. The increase is primarily due to costs related to the Company match of employee 401(k) contributions which was temporarily suspended during the first quarter of 2010.

Other benefits costs, including multiemployer plans, totaled $40 million in the first quarter of 2011, compared to $38 million in the first quarter of 2010.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses were $180 million in the first quarter of 2011, compared to $148 million in the first quarter of 2010. The increase is primarily related to a $20 million increase in pension and other benefits costs, which is a portion of the $41 million increase discussed under pension and other benefits costs above, in the first quarter of 2011 as compared to the first quarter of 2010.

Income (loss) from operations by segment for the first quarter of 2011 and 2010 is set forth in the following table:

	Quarter Ended March 31,
(Dollars in millions)	2011	2010	% Change
Flat-rolled	$(57)	$(80)	29%
USSE	(5)	12	-142%
Tubular	30	45	-33%

Total loss from reportable segments	(32)	(23)	-39%
Other Businesses	12	10	20%

Reportable segments and Other Businesses loss from operations	(20)	(13)	-54%
Retiree benefit expenses	(71)	(44)	-61%

Total loss from operations	$(91)	$(57)	-60%

Segment results for Flat-rolled

	Quarter Ended March 31,
	2011	2010	% Change
Loss from operations ($ millions)	$(57)	$(80)	29%
Raw steel production (mnt)	4,598	4,383	5%
Capability utilization	77%	73%	5%
Steel shipments (mnt)	3,954	3,572	11%
Average realized steel price per ton	$720	$654	10%

The improvement in Flat-rolled results in the first quarter of 2011 compared to the same period in 2010 resulted mainly from net favorable changes in commercial effects (approximately $225 million), favorable changes from increased steel substrate sales to our Tubular segment (approximately $55 million) and decreased energy costs (approximately $40 million). These improvements were partially offset by higher raw materials costs (approximately $140 million), increased spending (approximately $140 million) and increased costs related to pension and other benefits (approximately $15 million) which is a portion of the $41 million increase as discussed under pension and other benefits costs above.

Segment results for USSE

	Quarter Ended March 31,
	2011	2010	% Change
Income from operations ($ millions)	$(5)	$12	-142%
Raw steel production (mnt)	1,681	1,588	6%
Capability utilization	92%	87%	6%
Steel shipments (mnt)	1,445	1,522	-5%
Average realized steel price per ton	$823	$614	34%

The decrease in USSE results in the first quarter of 2011 compared to the same period in 2010 was primarily due to higher raw material costs (approximately $260 million) and increased spending (approximately $25 million) partially offset by net favorable changes in commercial effects (approximately $270 million).

Segment results for Tubular

	Quarter Ended March 31,
	2011	2010	% Change
Income from operations ($ millions)	$30	$45	-33%
Steel shipments (mnt)	425	310	37%
Average realized steel price per ton	$1,447	$1,389	4%

The decrease in Tubular results in the first quarter of 2011 as compared to the same period in 2010 resulted mainly from increased costs for steel substrate (approximately $60 million) and increased spending (approximately $10 million) partially offset by net favorable changes in commercial effects (approximately $55 million).

Results for Other Businesses

Other Businesses generated income of $12 million in the first quarter of 2011, compared to income of $10 million in the first quarter of 2010.

Items not allocated to segments

The increase in retiree benefit expenses in the first quarter of 2011 as compared to the first quarter of 2010 resulted from a decline in the market-related value of pension plan assets and higher amortization of unrecognized losses, both of which relate to pension plan asset losses experienced in 2008.

Net interest and other financial costs

	Quarter Ended March 31,
(Dollars in millions)	2011	2010	% Change
Interest and other financial costs	$58	$48	21%
Interest income	(2)	(3)	-33%
Foreign currency (gains) losses	(77)	63

Total net interest and other financial costs	$(21)	$108	-119%

The favorable change in net interest and other financial costs in the first quarter of 2011 compared to the same period last year was mainly due to net foreign currency gains in 2011 compared to net foreign currency losses in 2010 which primarily resulted from the accounting remeasurement effects on a U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary that had an outstanding balance of $1.7 billion at March 31, 2011 partially offset by euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exchange rate exposure. Additionally, interest expense increased in the first quarter of 2011 due to the $600 million of Senior Notes which were issued on March 19, 2010 being outstanding for the entire first quarter 2011. For additional information on U. S. Steel’s foreign currency exchange activity, see note 11 to the Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

The income tax provision was $16 million in the first quarter of 2011, compared to an income tax benefit of $7 million in the same period of 2010. The 2011 effective tax rate differs from the statutory rate because losses in Canada and Serbia, which are jurisdictions where we have recorded a full valuation allowance on deferred tax assets, do not generate a tax benefit for accounting purposes and because we had net foreign currency gains that are not recognized in any tax jurisdiction. These foreign currency gains relate to the accounting measurement effects of the Intercompany Loan. Included in the first quarter of 2010 tax benefit is a net tax benefit of $36 million resulting from the conclusion of certain tax return examinations and the remeasurement of existing tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in the first quarter.

The tax provision for the first quarter of 2011 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, operating performance and cost estimates. To the extent that actual 2011 pretax results for U.S. and foreign income or loss vary from estimates made at the end of the most recent interim period, the actual tax provision or benefit recognized in 2011 could be materially different from the forecasted amount used to estimate the tax provision for the quarter ended March 31, 2011.

The net domestic deferred tax asset was $560 million at March 31, 2011 compared to $563 million at December 31, 2010. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings and available tax planning strategies, we continue to believe it is more likely than not that the deferred tax assets will be realized.

At March 31, 2011, the net foreign deferred tax asset was $80 million, net of established valuation allowances of $934 million. At December 31, 2010, the net foreign deferred tax asset was $77 million, net of established valuation allowances of $870 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar, the euro and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $874 million for Canadian deferred tax assets and $50 million for Serbian deferred tax assets as of March 31, 2011, would be partially or fully reversed. Any reversals of these amounts would result in a decrease to tax expense.

For further information on income taxes see note 8 to the Financial Statements.

The net loss attributable to United States Steel Corporation was $86 million in the first quarter of 2011, compared to $157 million in the first quarter of 2010. The improvement primarily reflects the factors discussed above.

BALANCE SHEET

Receivables increased by $573 million from year-end 2010 as first quarter 2011 shipment volumes and average realized prices increased compared to the fourth quarter of 2010.

Inventories decreased by $97 million from year-end 2010 as a result of a reduction in raw material inventories after a year end inventory build in anticipation of the normal seasonal transportation impacts.

Income tax receivable decreased by $109 million from year-end 2010 primarily due to a net federal income tax refund of $70 million that was received in the first quarter of 2011 as a result of our overpayment of 2010 federal income taxes.

Accounts payable increased by $323 million from year-end 2010 primarily due to increased production levels compared to the fourth quarter of 2010.

CASH FLOW

Net cash provided by operating activities was $17 million for the first quarter of 2011, compared to net cash used in operating activities of $59 million in the same period last year. The improvement is primarily due to improved net income in the first quarter of 2011. Additionally, in the first quarter of 2011, we received a net federal income tax refund of $70 million as discussed above. In the first quarter of 2010, we made a $140 million voluntary pension contribution to our main defined benefit pension plan and received a $208 million U.S. federal tax refund.

Capital expenditures in the first quarter of 2011 were $180 million, compared with $125 million in the same period in 2010. Flat-rolled expenditures were $125 million and included spending for construction of carbon alloy facilities at Gary Works, construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant, development of an enterprise resource planning (ERP) system and various other infrastructure, environmental and strategic projects. USSE expenditures of $23 million included spending for environmental projects and for blast furnace coal injection projects. Tubular expenditures of $31 million consisted primarily of spending for a quench and temper line at our Lorain Tubular Operations in Ohio.

U. S. Steel’s contractual commitments to acquire property, plant and equipment at March 31, 2011, totaled $609 million.

Capital expenditures for 2011 are expected to total approximately $990 million and remain focused largely on environmental and other strategic infrastructure projects. We have accelerated several projects in the United States and Europe to improve our coke self-sufficiency. Engineering and construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant in Clairton, Pennsylvania is underway with completion expected in 2013. We are constructing a two module carbon alloy facility at our Gary Works in Indiana which utilizes an environmentally compliant, energy efficient and flexible production technology with a projected capacity of 500,000 tons per year with completion expected in 2012. We have received the necessary air permits for up to 1 million tons of such capacity. We are also constructing blast furnace coal injection facilities in Europe, which we expect to come on line later in 2011 at which time all five blast furnaces in Europe will have access to pulverized coal, a lower cost source of carbon than coke. In order to more efficiently serve our tubular product customers’ increased focus on North American shale resources, construction on a new quench and temper line is underway at our Lorain Tubular Operations in Ohio and is expected to be completed later in 2011. In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line under construction that is being financed at the joint venture level and is expected to be completed in 2013. We are also continuing our efforts to implement an enterprise resource planning (ERP) system to replace outdated information technology systems and to help us operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.

Over the longer term, we are considering business strategies to take advantage of our significant iron ore resource position in the United States and to further reduce our dependence on certain other raw materials such as metallurgical coal and coke. We are considering an expansion of our Keetac mining and pelletizing facility in order to increase our iron ore self-sufficiency. The required permitting activities are underway. We also are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron and electric arc steelmaking. These technologies may increase our cost competitiveness, flexibility and agility by, among other things, taking advantage of our iron ore resource position as well as the increasing abundance of natural gas reserves in North America with the advancement of unconventional drilling and completion technologies for shale resource development. We continue to pursue other strategies to efficiently increase the use of natural gas in our operations given the significant cost and environmental advantages of this fuel. Our capital investments in the future may reflect such strategies, although we expect that iron and steel-making through the blast furnace and basic oxygen furnace manufacturing processes will remain our primary processing technology for the long term.

The foregoing statements regarding expected 2011 capital expenditures, capital projects and expected benefits from the implementation of the ERP project are forward-looking statements. Factors that may affect our capital spending and the projects include: (i) levels of cash flow from operations; (ii) general economic conditions; (iii) business conditions; (iv) cost and availability of capital; (v) receipt of necessary permits; and (vi) unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires. There is also a risk that the completed projects will not produce at the expected levels and within the costs currently projected. Predictions regarding benefits resulting from the implementation of the ERP project are subject to uncertainties. We may not be able to successfully implement the ERP project without experiencing difficulties. In addition, the expected benefits of implementing the ERP project might not be realized or the costs of implementation might outweigh the benefits realized. Actual results could differ materially from those expressed in these forward-looking statements.

Disposal of assets in the first quarter of 2011 primarily reflects cash proceeds of approximately $6 million from transactions to swap a portion of the emissions allowances at U. S. Steel Košice (USSK) as well as various other transactions, none of which were individually material. Disposal of assets in the first quarter of 2010 primarily reflects cash proceeds of approximately $60 million from the sale of U. S. Steel’s 44.6 percent interest in the Wabush Mines Joint Venture.

Borrowings against revolving credit facilities in the first quarter of 2011 reflect amounts drawn against USSK’s €280 million total unsecured revolving credit facilities.

Repayments of revolving credit facilities in the first quarter of 2011 reflect USSK’s repayment of the outstanding borrowings under its €280 million total unsecured revolving credit facilities. Repayments of revolving credit facilities in the first quarter of 2010 reflect USSK’s repayment of the outstanding borrowings under its €200 million unsecured revolving credit facility.

Issuance of long-term debt, net of financing costs in the first quarter of 2010 reflects the issuance of $600 million of 7.375% Senior Notes due 2020. U. S. Steel received net proceeds of $582 million after related discounts and other fees.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes U. S. Steel’s liquidity as of March 31, 2011:

(Dollars in millions)

Cash and cash equivalents	$421
Amount available under $750 Million Credit Facility(a)	638
Amount available under Receivables Purchase Agreement	525
Amount available under USSK credit facilities	390
Amount available under USSS credit facilities	42

Total estimated liquidity	$2,016

(a)

As of March 31, 2011, there were no amounts drawn on the Amended Credit Agreement and inventory levels supported the full $750 million capacity of the facility. Since availability under the Amended Credit Agreement was greater than $112.5 million, compliance with the fixed charge coverage ratio was not applicable. However, based on the most recent four quarters, as of March 31, 2011, we would not meet the fixed charge coverage ratio. Therefore, we reduced the availability in the above table to $637.5 million.

As of March 31, 2011, U. S. Steel has a Receivables Purchase Agreement (RPA) under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. If U. S. Steel decides to access this facility, USSR then sells senior undivided interests in up to $525 million of the receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability is recorded.

The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. As of March 31, 2011, there were no receivable transfers under this facility and eligible accounts receivable supported $525 million of availability under the RPA. The RPA expires on July 19, 2013.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $149 million of liquidity sources for financial assurance purposes as of March 31, 2011.

In the event of a bankruptcy of Marathon Oil Corporation, obligations of $247 million relating to Environmental Revenue Bonds and two capital leases may be declared immediately due and payable.

The maximum outstanding guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $31 million at March 31, 2011. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Our major cash requirements in 2011 are expected to be for capital expenditures, employee benefits and working capital requirements, including purchases of raw materials. We finished the first quarter of 2011 with $421 million of available cash and $2 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. As business conditions have started to recover, our working capital requirements have increased and any future increases may require us to draw upon our credit facilities for necessary cash. Should we experience a significant increase in orders or an unexpected need for funds that cannot be met with available cash and our liquidity facilities, we may need to access the capital markets.

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

Debt and Senior Convertible Notes Ratings

There have been no changes to our ratings since December 31, 2010.

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new material off-balance sheet arrangements during the first quarter of 2011.

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

USSK is subject to the environmental laws of Slovakia and the European Union (EU). A related law of the EU commonly known as REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals, Regulation 1907/2006) requires the registration of certain substances that are produced in the EU or imported into the EU. USSK made the necessary registrations in a timely manner and is currently compliant with REACH.

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

The U.S. EPA has classified CO2 as a harmful gas. Under this premise, it has implemented a new greenhouse gas emission inventory and reporting requirement for all facilities emitting 25,000 metric tons or more per year of carbon dioxide equivalent greenhouse gases (CO2e). The regulation required facilities to collect information on CO2e and report emissions to the EPA by September 30, 2011, covering the 2010 calendar year. Most domestic U. S. Steel facilities are required to comply with the new reporting requirements. U. S. Steel has implemented ongoing monitoring plans to meet this requirement and will report emissions to the EPA prior to the deadline.

On May 13, 2010 the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating greenhouse gas emissions from facilities through the Clean Air Act’s Prevention of Significant Deterioration (PSD) permitting process. Starting January 2, 2011, new projects that increase greenhouse gas emissions by more than 75,000 tons per year, have new PSD requirements based on best available control technology (BACT), but only if the project also significantly increases emissions of at least one non-greenhouse gas pollutant. Only existing sources with Title V permits or new sources obtaining Title V permits for non-greenhouse gas pollutants will also be required to address greenhouse gas emissions. Starting July 1, 2011 new sources not already subject to Title V requirements that emit over 100,000 tons per year of greenhouse gas emissions, or modifications to existing permits that increase greenhouse gas emissions by more than 75,000 tons per year, will be subject to PSD and Title V requirements. On November 17, 2010 the EPA issued its “PSD and Title V Permitting Guidance for Greenhouse Gases” and “Available and Emerging Technologies for Reducing Greenhouse Gas Emissions from the Iron and Steel Industry.” Through this guidance, the EPA intends to help state and local air permitting authorities identify greenhouse gas reduction options and BACT for greenhouse gases under the CAA. U. S. Steel is currently evaluating the cost of compliance with these regulations.

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

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the European Commission. Based on actual carbon emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized gains related to these transactions of approximately $6 million in both quarters ended March 31, 2011 and 2010.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. The amount of this tax will vary with USSK’s production levels and the implementing regulations that may be issued. USSK has recorded expense of $5 million for the quarter ended March 31, 2011.

In 2007, Canada’s federal government announced a framework climate change plan that involved mandatory reduction targets for all major greenhouse gas producing industries. To this date, this plan has not been implemented. More recently, the federal government has indicated that it is committed to reducing Canada’s total greenhouse gas emissions by 17 percent from 2005 levels by 2020, but also stated that this target is subject to adjustment in order to remain consistent with the emerging cap-and-trade system in the United States. At this point, it is unclear when Canadian federal regulations on greenhouse gas emissions will be developed and whether they will reflect the targets or approach of the previously announced plan. On June 12, 2009, Canada’s federal government released for comment two draft guides related to the establishment of an Offset System in Canada. These draft documents propose rules and provide guidance on the requirements and processes to create offset credits and the requirements and processes to verify the eligible greenhouse gas reductions achieved from an offset project. Canada’s federal government has stated that, once in place, the Offset System will compliment the proposed cap-and-trade system and help in generating greenhouse gas emissions reductions across the country. If greenhouse gas cap-and-trade legislation becomes law in Canada, it could have economic and operational consequences for U. S. Steel. It is impossible to estimate the timing or impact of these or other future government action on U. S. Steel.

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

Environmental Remediation

In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 21 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of March 31, 2011. In addition, there are 12 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 40 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See note 18 to the Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the first quarter of 2011, U. S. Steel recorded a net increase of $1 million to our accruals for environmental matters for U.S. and international facilities. The total accrual for such liabilities at March 31, 2011 was $194 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in note 13 to the Financial Statements.

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

The following table provides the required information for any notification received by our iron ore operations regarding any reportable information during the three months ended March 31, 2011:

Mine (MSHA ID)	Total # of Significant & Substantial violations under Act §104	Total # of orders under Act §104(b)	Total # of unwarrantable failure citations and orders under Act §104(d)	Total # of violations under Act §110(b)(2)	Total # of orders under Act §107(a)	Total dollar value of proposed assessments from MSHA	Total # of mining related fatalities	Received written notice under Act §104(e) (yes/no)?	Total # of Legal Actions Pending Before the Federal Mine Safety and Health Review Commission (a)
Mt. Iron (2100819, 2100820, 2100282)	39	1	0	0	0	$-	0	no	89
Keewatin (2103352)	6	0	0	0	0	$-	0	no	8

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

OUTLOOK

We expect to report a significant overall operating profit, primarily due to the realization of price increases in our Flat-rolled segment. Order rates for most customer groups, which began to improve later in the fourth quarter, remained firm throughout the first quarter. While recent order rates have moderated, we remain cautiously optimistic that improving global economic conditions will continue, further stimulating end user demand. We are assessing the effect of the events in Japan on our business. Some of our automotive customers have reduced April builds and adjusted future production schedules due to parts shortages. We expect reductions in automotive production during the quarter to be made up in 2011 as vehicle inventories, presently low compared to historical levels, will need to be replenished.

Flat-rolled results for the second quarter 2011 are expected to improve significantly compared to the first quarter 2011 driven largely by significantly higher average realized prices. Raw materials costs are expected to remain relatively stable, reflecting our iron ore, coal and coke position. Average realized prices are expected to increase from first quarter 2011 as we realize the benefits from increases in spot and contract prices, with index-based contract prices reflecting significantly higher published market price assessments. Raw steel capability utilization is expected to increase from the first quarter of 2011 as all of our steelmaking facilities are expected to operate for the majority of the period except for Hamilton Works.

We expect second quarter 2011 results for USSE to be in line with the first quarter 2011 as increased average realized prices are expected to be offset by higher raw materials costs and decreased shipments. Average realized prices are expected to increase from first quarter 2011 as we realize the benefits from increases in contract prices. Our raw steel capability utilization rate is expected to decrease from the first quarter of 2011 due to reduced spot market demand caused by increased production across Europe and the rising threat of imports. Strength of underlying demand, as well as low to moderate inventory levels across the supply chain, should limit the duration of this current cycle. Based on the current low level of spot customer orders, we have decided to accelerate planned maintenance on a blast furnace in Serbia, originally scheduled for later in the year. We will continue to adjust our blast furnace configuration to coincide with our customers’ order rates.

Second quarter results for Tubular are expected to be in line with the first quarter as the benefits of increased average realized prices and shipments will be offset by higher costs for hot-rolled bands supplied by our Flat-rolled segment and purchased rounds. Average realized transaction prices are expected to increase from first quarter levels as price increases take effect and product mix improves.

INTERNATIONAL TRADE

In March 2010, the Department of Commerce (DOC) and International Trade Commission (ITC) initiated five-year (sunset) reviews of antidumping orders against hot-rolled carbon steel flat products from Brazil and Japan, a countervailing duty order against hot-rolled carbon steel flat products from Brazil, and a suspension agreement concerning hot-rolled carbon steel flat products from Russia. In expedited reviews of the Brazilian, Japanese and Russian cases, the DOC issued preliminary determinations, on July 30, 2010, that revocation of the orders and agreement would likely lead to continued or resumed dumping at rates of 17.70% to 184.56%. In a full review of the Brazilian countervailing duty order, the DOC issued its final determination on November 29, 2010, of the likelihood of a resumed subsidy, but at a rate of zero percent. The ITC conducted a hearing in its injury investigation of this case on April 6, 2011 and a decision is expected in May 2011.

On December 1, 2010, the Canadian International Trade Tribunal (CITT) initiated an expiry review of the Canadian antidumping orders against hot-rolled carbon and alloy steel sheet and strip from Brazil, China, Taiwan, India, South Africa and Ukraine and a subsidy order against India. On March 31, 2011, the Canada Border Services Agency (CBSA) found a likelihood of continued or resumed dumping with respect to respondent countries China, Brazil, Taiwan, India and Ukraine (and the likelihood of continued or resumed subsidization in the case of India) if the orders were to be rescinded, but it found that dumping from South Africa would not be likely to continue or resume. The CITT will continue the expiry review with respect to Brazil, China, Taiwan, India and Ukraine to determine whether the orders will be extended for an additional five years beyond August 15, 2011.

NEW ACCOUNTING STANDARDS

See note 2 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in U. S. Steel’s exposure to market risk from December 31, 2010.

Item 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2011. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2011	2010
SEGMENT INCOME (LOSS) FROM OPERATIONS:
Flat-rolled	$(57)	$(80)
U. S. Steel Europe	(5)	12
Tubular	30	45

Total reportable segments	(32)	(23)
Other Businesses	12	10
Items not allocated to segments	(71)	(44)

Total loss from operations	$(91)	$(57)
CAPITAL EXPENDITURES
Flat-rolled	$125	$80
U. S. Steel Europe	23	44
Tubular	31	-
Other Businesses	1	1

Total	$180	$125
OPERATING STATISTICS
Average realized price: ($/net ton) (a)
Flat-rolled	$720	$654
U. S. Steel Europe	823	614
Tubular	1,447	1,389
Steel Shipments: (a)(b)
Flat-rolled	3,954	3,572
U. S. Steel Europe	1,445	1,522
Tubular (a)	425	310
Raw Steel Production: (b)
Flat-rolled	4,598	4,383
U. S. Steel Europe	1,681	1,588
Raw Steel Capability Utilization: (c)
Flat-rolled	77%	73%
U. S. Steel Europe	92%	87%

(a)	Excludes intersegment transfers.
(b)	Thousands of net tons.
(c)	Based on annual raw steel production capability of 24.3 million net tons for Flat-rolled and 7.4 million net tons for U. S. Steel Europe.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

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

ENVIRONMENTAL PROCEEDINGS

Gary Works

On March 4, 2010 the U.S. Environmental Protection Agency (EPA) notified U. S. Steel that the requirements of the January 26, 1998 Clean Water Act consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. As of March 31, 2011, project costs have amounted to $60.7 million. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel, following the Court’s termination of the Clean Water Act consent decree, will pay the public trustees $1.0 million for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $2 million at March 31, 2011.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) approved the closure plans for these sites. Implementation of the D5 and TTP Area plans began during the third quarter of 2010 and is scheduled to be completed by December 31, 2011. Implementation of the T2 plan began in the first quarter of 2011. As of March 31, 2011, the accrued liability for estimated costs to close these sites is $16 million.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Through March 31, 2011, U. S. Steel had spent $31.4 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions. U. S. Steel received approval on a proposal to the EPA for a facility wide perimeter groundwater monitoring program and a sampling and analysis plan (SAP) for several SWMUs in the Solid Waste Management Areas east of the Vessel Slip Turning Basin. U. S. Steel has also received a partial approval on a second SAP for a portion of the sediments behind the East Breakwall. Implementation of these programs continued during the first quarter of 2011. Additional studies and proposals have been submitted to EPA. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for all of the above projects was approximately $26 million as of March 31, 2011, based on the estimated remaining costs.

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

On July 3, 2008, EPA Region V issued a Notice of Violation/Finding of Violation (NOV/FOV) alleging violations resulting from a multi-media inspection conducted in May 2007 and subsequent information collection requests pursuant to Section 114 of the Clean Air Act. These alleged violations include those currently being prosecuted by IDEM that are identified above. Other alleged violations include the reline of No. 4 Blast Furnace in 1990 without a New Source Review/Prevention of Significant Deterioration permit, and opacity limit excursions from hot iron transfer cars, slag skimming, slag pits, and the blast furnace casting house. The NOV/FOV also alleges violations relating to hydrochloric acid pickling, blast furnace relief valves and blast furnace flares. While a penalty demand is expected, EPA Region V has not yet made such a demand. Since issuing the NOV/FOV, EPA Region V has issued additional Section 114 information requests to Gary Works. U. S. Steel has responded to the requests and is currently negotiating resolution of the NOV/FOV and other request issues with EPA Region V and IDEM. EPA has indicated that it has referred the matter to the Department of Justice (DOJ).

On February 18, 2009, U. S. Steel received a letter from IDEM alleging that Gary Works was culpable for an ambient air quality exceedance for PM10 at the IITRI Monitoring Site. In November 2010, U. S. Steel and IDEM amended the December 2006 Air Agreed Order to resolve this matter. The resolution requires U. S. Steel to continue monitoring PM10 at the IITRI monitor through December 31, 2011; implement specific best management practices at the Sinter Plant storage piles; and to complete a Supplemental Environmental Project consisting of the installation of a compressed natural gas (CNG) fueling station and adding at least seven CNG vehicles to its fleet by September 30, 2011, at a capital expenditure of approximately $490,000, which excludes the costs associated with the seven vehicles. U. S. Steel has constructed the CNG fueling station which is currently in the commissioning phase.

On April 13, 2009, Gary Works received an NOV from EPA Region V for alleged violations for New Source Review for reline of No. 13/14 during 2004-2005. U. S. Steel continues to meet with IDEM and EPA to negotiate resolution of the NOV. EPA has indicated that it has referred the matter to the DOJ.

Mon Valley Works

On March 17, 2008, U. S. Steel entered a Consent Order and Agreement (COA) with the Allegheny County Health Department (ACHD) to resolve alleged opacity limitation and pushing and traveling violations from older coke oven batteries at its Clairton Plant and to resolve alleged opacity violations from its Edgar Thomson Plant. Under the COA, U. S. Steel paid a civil penalty of $301,800 on March 25, 2008. The COA requires U. S. Steel to conduct interim repairs on existing batteries and make improvements at the Ladle Metallurgical Facility and Steelmaking Shop at the Edgar Thomson Plant. The COA also required that Batteries 1, 2 and 3 be shutdown by August 11, 2015. On September 30, 2010, U. S. Steel and ACHD amended the COA to require U. S. Steel to install two new Low Emissions Quench Towers to replace existing towers and bring Batteries 1, 2 and 3 into compliance rather than shutting them down. We are repairing existing Batteries 19 and 20 and we continue to make improvements on Batteries 1, 2 and 3. The capital costs for the quench towers is estimated to be $60 million while the cost of improvements at Batteries 1, 2 and 3 cannot be estimated at this time. U. S. Steel is also completing upgrades at its Edgar Thomson Plant that would reduce emissions. U. S. Steel shut down Batteries 7, 8 and 9 in 2009 as required by the COA.

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

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and is expected to be completed in the second quarter of 2011. The remaining cost is expected to be approximately $1 million and was recorded as an accrued liability as of March 31, 2011.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures and develop a Phase II/III RFI Work Plan is estimated to be $522,000. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 18 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel paid a civil penalty of $1 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. ADEM is currently reviewing the Phase II RFI work plan. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. As of March 31, 2011, costs to complete the remediation of this area have amounted to $1.3 million. In total, the accrued liability was approximately $1 million as of March 31, 2011, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 18 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and AOCs is complete and under review by OEPA. As of March 31, 2011, U. S. Steel has spent $671,000 on studies at this site. Costs to complete additional studies are estimated to be $659,000. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 18 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

On November 16, 2010, OEPA issued an NOV to U. S. Steel for allegedly not submitting a complete and timely NOx Reasonably Available Control Technology (RACT) study of Lorain Tubular Operations, as required by OEPA RACT rules. To comply with OEPA NOx RACT rules, U. S. Steel will install ultra low NOx burners on the No. 4 seamless rotary furnace at an estimated capital expenditure of $3 million with completion expected in early 2012.

Great Lakes Works

On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order (the Order) that resolves alleged violations of Clean Water Act National Pollutant Discharge Elimination System (NPDES) permits at the Great Lakes Works facility. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. As of March 31, 2011, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements.

On October 5, 2009, after an inspection of Great Lakes Works and receiving responses to its 114 Request, as part of EPA Region V’s regional enforcement initiative, U. S. Steel received an NOV/FOV from EPA Region V alleging that Great Lakes Works violated casthouse roof monitor and baghouse opacity limits; slag pit opacity limits; Basic Oxygen Process roof monitor opacity limits; and certain permit recordkeeping and parametric monitoring requirements. U. S. Steel has met with EPA regarding the alleged violations and continues to negotiate resolution of the matter. EPA advised U. S. Steel that it has referred the matter to the DOJ.

Granite City Works

U. S. Steel received two NOVs, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop at our Granite City Works facility. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. On December 18, 2007, U. S. Steel and IEPA entered into a consent order (State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation), which resolved the issues raised in the two NOVs. In December 2006, IEPA added to its complaint by adding a release of coke oven gas in February 2006. The Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Order; and (4) submit to IEPA a revised permit application with the correct sulfur dioxide emission factors. In February 2011, U. S. Steel demonstrated compliance with the applicable requirements and in March 2011, U. S. Steel certified compliance with the applicable regulations.

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

On February 2, 2009, U. S. Steel received an NOV from IEPA alleging approximately 16 separate violations at Granite City Works, including inappropriate charging a battery while off the collecting main; failing to perform some required MACT monthly and quarterly inspections; failing to timely repair the baffles on the quench tower; failing to adequately wash the baffles on the quench tower; inappropriately using the emergency pour station at the BOP; failing to sufficiently apply a wetting agent to the slag from Blast Furnace A and failing to update and properly implement its Fugitive Dust Program. On November 16, 2009, U. S. Steel received a notice of intent to pursue legal action regarding the alleged violations from IEPA. Resolution of these issues continues to be negotiated with IEPA.

On March 17, 2009, U. S. Steel received an NOV from IEPA alleging the following at Granite City Works: door leaks from B Battery; volatile organic compounds from pressure relief valves from gas blanketing tank; coke by products process unit and information (lacking); failure to report retagging project for benzene in service equipment; and, failure to maintain records for benzene in service equipment repairs. IEPA has not made a penalty demand to date. Resolution of the issues identified in the NOV continues to be negotiated with IEPA. On November 16, 2009, Granite City Works received a notice of intent to pursue legal action regarding the alleged violations from IEPA. U. S. Steel continues to discuss resolution with the IEPA.

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

On July 1, 2010, U. S. Steel entered into a Memorandum of Understanding (MOU) with the IEPA that requires Granite City Works to achieve reductions in emissions of particulate matter. U. S. Steel will evaluate and install appropriate controls to achieve this purpose. To complete the obligations pursuant to the MOU, U. S. Steel anticipates incurring a capital expenditure of approximately $30 million to install additional pollution controls at the BOF.

On August 19, 2010, U. S. Steel notified the IEPA that it could not certify compliance with air emission requirements for the coke plant with regards to coke doors and the coke scrubber car. U. S. Steel submitted compliance plans indicating that it would make repairs to the coke oven doors, evaluate the heating system and the scrubber car by November 30, 2010, certify compliance by February 28, 2011 and update the compliance plan after the results of the evaluation are known. U. S. Steel has completed its self-imposed obligations pursuant to the schedule it submitted to IEPA. IEPA issued a Violation Notice on November 10, 2010 and has indicated that it reserves the right to refer the matter to the Attorney General.

To comply with the Illinois State NOx RACT rule, U. S. Steel will install Flue Gas Recirculation and Continuous Emission Monitors on Boilers 11 and 12 at Granite City Works, at a capital expenditure of approximately $3 million. U. S. Steel will also install a NOx continuous emissions monitor for the slab reheat furnaces at a capital expenditure of approximately $1 million.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of March 31, 2011, U. S. Steel has spent $17.2 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel has recorded a liability of $65 million as of March 31, 2011, for our estimated share of the remaining costs of remediation, including the construction, waste management, closure and post closure of a CAMU.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO Industries, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility, five of which require further remediation. Two SWMUs may not require further action pending a No Further Action decision by the California Department of Toxic Substances Control (DTSC). Of the five SWMUs requiring remediation, U. S. Steel has completed investigation of two SWMUs and studies are ongoing concerning the other three. Discussions with the DTSC regarding possible future corrective measures for these three SWMUs are in progress. While it is likely that corrective measures will be required at these SWMUs, it is not possible at this time to define a scope or estimate costs for what may be required by DTSC. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 18 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Other

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. At March 31, 2011, an accrual of $161,000 remains available for these project contingencies.

On January 18, 2011, KDHE signed a Consent Agreement and Final Order (CAFO) which obligates U. S. Steel to prepare and implement a corrective action plan for two sites in Girard, Kansas. The sites are referred to as the Girard Zinc Works and the Cherokee Lanyon #2 site. The CAFO recognizes a single project incorporating the corrective action for both sites. As of March 31, 2011, U. S. Steel has an accrued liability of $2 million to conduct the remedial measure.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures is expected to begin in 2011 following final design approval by TCEQ. The accrued liability for U. S. Steel’s share to implement the remedial measure with long term monitoring was approximately $2 million as of March 31, 2011. U. S. Steel and others have filed a lawsuit seeking contribution from approximately 50 parties that used the site.

The Canadian and Ontario governments have identified a sediment deposit, commonly referred to as Randle’s Reef, in Hamilton Harbor near USSC’s Hamilton Works for remediation, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $108 million). The national and provincial governments have each allocated C$30 million (approximately $31 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $31 million). USSC has committed C$7 million (approximately $7 million) as its contribution. Funding sources for the balance of the estimated project cost remain to be identified and additional contributions are being sought.

ASBESTOS LITIGATION

As of March 31, 2011, U. S. Steel was a defendant in approximately 585 active cases involving approximately 3,125 plaintiffs. At December 31, 2010, U. S. Steel was a defendant in approximately 550 active cases involving approximately 3,090 plaintiffs.

About 2,600, or approximately 83 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2008 through 2011 involve individual or small groups of claimants.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2008	3,000	400	450	3,050	$13
December 31, 2009	3,050	200	190	3,040	$7
December 31, 2010	3,040	200	250	3,090	$8
March 31, 2011	3,090	55	90	3,125	$4

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

The following is an addition to the risk factors disclosed in U. S. Steel’s Form 10-K for the year ended December 31, 2010.

We may be adversely impacted by recent events in Japan

A number of our customers, particularly in the automotive market, rely upon suppliers in Japan for certain components of their product. If the earthquakes, tsunami and nuclear power plant problem in Japan prevent our customers from receiving sufficient supplies of these components our business may be adversely affected.

Item 6.	EXHIBITS

10.1	Administrative Regulations for the Long-Term Incentive Compensation Program under the 2005 Stock Incentive Plan, as Amended and Restated

10.2	Form of Stock Option Grant Form Agreement under the 2005 Stock Incentive Plan, as Amended and Restated

10.3	Form of Performance Award Grant Form Agreement under the 2005 Stock Incentive Plan, as Amended and Restated

10.4	Form of Restricted Stock Unit Annual Grant Form Agreement under the 2005 Stock Incentive Plan, as Amended and Restated

10.5	Form of Restricted Stock Unit Retention Grant Form Agreement under the 2005 Stock Incentive Plan, as Amended and Restated

10.6	United States Steel Corporation Non Tax-Qualified Pension Plan Amended Effective February 21, 2011. Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on February 24, 2011, Commission File Number 1-16811.

10.7	Non-Employee Director Fee Arrangements

10.8	United States Steel Corporation Executive Management Supplemental Pension Program, amended effective March 1, 2011

10.9	United States Steel Corporation Supplemental Thrift Plan as amended and restated on April 25, 2011

10.10	Base Salaries of Named Executive Officers

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Gregory A. Zovko

Gregory A. Zovko
Vice President and Controller

April 26, 2011

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.