Form 10-Q
period 2011-06-30
UNITED STATES STEEL CORP
filed 2011-07-26
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

(412) 433-1121

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Ö No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ Ö ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Ö	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      No Ö

Common stock outstanding at July 21, 2011 – 143,996,378 shares

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2011	2010	2011	2010
Net sales:
Net sales	$4,784	$4,283	$9,341	$7,898
Net sales to related parties (Note 19)	336	398	643	679

Total	5,120	4,681	9,984	8,577

Operating expenses (income):
Cost of sales (excludes items shown below)	4,498	4,184	9,119	7,823
Selling, general and administrative expenses	189	152	369	300
Depreciation, depletion and amortization (Note 5)	171	162	340	327
Income from investees	(31)	(9)	(39)	(4)
Net gain on disposal of assets (Notes 4 and 20)	(4)	(2)	(10)	(5)
Other income, net	(3)	(4)	(4)	(5)

Total	4,820	4,483	9,775	8,436

Income from operations	300	198	209	141
Interest expense	48	52	98	95
Interest income	(1)	(1)	(3)	(4)
Other financial (income) costs (Note 7)	(34)	99	(103)	167

Net interest and other financial costs (income)	13	150	(8)	258
Income (loss) before income taxes	287	48	217	(117)
Income tax provision (Note 9)	65	72	81	65

Net income (loss)	222	(24)	136	(182)
Less: Net income attributable to noncontrolling interests	-	1	-	-

Net income (loss) attributable to United States Steel Corporation	$222	$(25)	$136	$(182)

Income (loss) per common share (Note 10):
Net income (loss) per share attributable to United States Steel Corporation shareholders:
- Basic	$1.54	$(0.17)	$0.95	$(1.27)
- Diluted	$1.33	$(0.17)	$0.85	$(1.27)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$393	$578
Receivables, less allowance of $54 and $48	2,544	1,921
Receivables from related parties (Note 19)	151	102
Inventories (Note 11)	2,698	2,352
Income tax receivable (Note 9)	13	175
Deferred income tax benefits (Note 9)	131	125
Other current assets	91	51

Total current assets	6,021	5,304
Property, plant and equipment	16,551	15,890
Less accumulated depreciation and depletion	9,815	9,404

Total property, plant and equipment, net	6,736	6,486
Investments and long-term receivables, less allowance of $20 and $22	687	670
Intangibles – net (Note 5)	272	275
Goodwill (Note 5)	1,794	1,760
Deferred income tax benefits (Note 9)	435	515
Other noncurrent assets	300	340

Total assets	$16,245	$15,350
Liabilities
Current liabilities:
Accounts payable	$2,077	$1,738
Accounts payable to related parties (Note 19)	76	66
Bank checks outstanding	34	30
Payroll and benefits payable	1,001	938
Accrued taxes (Note 9)	151	116
Accrued interest	43	43
Short-term debt and current maturities of long-term debt (Note 13)	217	216

Total current liabilities	3,599	3,147
Long-term debt, less unamortized discount (Note 13)	3,684	3,517
Employee benefits	4,283	4,365
Deferred credits and other noncurrent liabilities	463	469

Total liabilities	12,029	11,498

Contingencies and commitments (Note 20)
Stockholders’ Equity (Note 18):
Common stock (150,925,911 shares issued) (Note 10)	151	151
Treasury stock, at cost (6,935,954 and 7,251,715 shares)	(550)	(580)
Additional paid-in capital	3,635	3,650
Retained earnings	3,819	3,698
Accumulated other comprehensive loss	(2,840)	(3,068)

Total United States Steel Corporation stockholders’ equity	4,215	3,851

Noncontrolling interests	1	1

Total liabilities and stockholders’ equity	$16,245	$15,350

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2011	2010
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$136	$(182)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization (Note 5)	340	327
Provision for doubtful accounts	5	7
Pensions and other postretirement benefits	55	(164)
Deferred income taxes	43	41
Net gain on disposal of assets (Notes 4 and 20)	(10)	(5)
Distributions received, net of equity investees income	(26)	1
Changes in:
Current receivables	(591)	(882)
Inventories	(275)	(421)
Current accounts payable and accrued expenses	346	609
Income taxes receivable/payable (Note 9)	151	237
Bank checks outstanding	4	(9)
Currency remeasurement (gain)/loss	(145)	180
All other, net	5	(87)

Net cash provided by (used in) operating activities	38	(348)

Investing activities:
Capital expenditures	(401)	(242)
Disposal of assets	16	80
Change in restricted cash, net	22	(8)
Investments, net	(16)	(15)

Net cash used in investing activities	(379)	(185)

Financing activities:
Revolving credit facilities – borrowings	1,273	-
– repayments	(1,100)	(270)
Issuance of long-term debt, net of financing costs	-	669
Repayment of long-term debt	(14)	(103)
Common stock issued	4	2
Dividends paid	(14)	(14)

Net cash provided by financing activities	149	284

Effect of exchange rate changes on cash	7	(22)

Net decrease in cash and cash equivalents	(185)	(271)
Cash and cash equivalents at beginning of year	578	1,218

Cash and cash equivalents at end of period	$393	$947

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

On May 12, 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. U. S. Steel does not expect material financial statement implications relating to the adoption of this ASU.

On June 16, 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The amendments in ASU 2011-05 require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. U. S. Steel does not expect material financial statement implications relating to the adoption of this ASU.

3.	Segment Information

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), and Tubular Products (Tubular). The results of several other operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income (loss) from operations. Income (loss) from operations for reportable segments and Other Businesses does not include net interest and other financial costs, income taxes, postretirement benefit expenses, other than service cost and amortization of prior service cost for active employees, and certain other items that management believes are not indicative of future results. Information on segment assets is not disclosed, as the chief operating decision maker does not review it.

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

In the second quarter 2011, we changed our segment allocation methodology for postretirement benefit expenses, which consists of pensions, retiree health care and life insurance. Historically, we directly attributed all service cost and amortization of prior service costs for active employees and allocated a portion of interest cost, expected return on plan assets and amortization of actuarial gains and losses to our segments. Under the revised allocation methodology, active service cost and amortization of prior service costs, which represent the cost of providing these benefits to our active employees, continue to be attributed to our segments. Interest cost, expected return on plan assets and amortization of actuarial gains and losses are included in postretirement benefit expenses within items not allocated to segments as these cost elements are managed at the corporate level. The change did not affect consolidated income from operations or net income.

The change in our allocation methodology was made to focus on the recurring costs of operating the segments without the volatility of the financing and interest components of net periodic benefit cost. We have revised prior period segment information to conform to the current period presentation.

The results of segment operations for the three months ended June 30, 2011 and 2010 are:

(In millions) Second Quarter 2011	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$3,304	$362	$3,666	$34	$374
USSE	1,096	60	1,156	-	(18)
Tubular	695	2	697	(3)	31

Total reportable segments	5,095	424	5,519	31	387
Other Businesses	25	127	152	-	9
Reconciling Items and Eliminations	-	(551)	(551)	-	(96)
Total	$5,120	$-	$5,120	$31	$300
Second Quarter 2010
Flat-rolled	$2,963	$303	$3,266	$9	$111
USSE	985	21	1,006	1	19
Tubular	679	2	681	(1)	97

Total reportable segments	4,627	326	4,953	9	227
Other Businesses	54	216	270	-	28
Reconciling Items and Eliminations	-	(542)	(542)	-	(57)
Total	$4,681	$-	$4,681	$9	$198

The results of segment operations for the six months ended June 30, 2011 and 2010 are:

(In millions) First Six Months 2011	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$6,273	$651	$6,924	$47	$338
USSE	2,319	61	2,380	-	(23)
Tubular	1,337	3	1,340	(9)	63

Total reportable segments	9,929	715	10,644	38	378
Other Businesses	55	136	191	1	22
Reconciling Items and Eliminations	-	(851)	(851)	-	(191)
Total	$9,984	$-	$9,984	$39	$209
First Six Months 2010
Flat-rolled	$5,418	$522	$5,940	$4	$43
USSE	1,949	46	1,995	1	31
Tubular	1,124	3	1,127	(1)	143

Total reportable segments	8,491	571	9,062	4	217
Other Businesses	86	195	281	-	39
Reconciling Items and Eliminations	-	(766)	(766)	-	(115)
Total	$8,577	$-	$8,577	$4	$141

The following is a schedule of reconciling items to (loss) income from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Items not allocated to segments:
Postretirement benefit expense (a)	$(96)	$(57)	$(191)	$(115)

Total reconciling items	$(96)	$(57)	$(191)	$(115)
(a)

Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.

4.	Acquisitions and Dispositions

Wabush Mines Joint Venture

On February 1, 2010, U. S. Steel Canada Inc. (USSC) completed the previously announced sale of its 44.6 percent interest in the Wabush Mines Joint Venture (Wabush) for approximately $60 million. Wabush owns and operates iron ore mining and pellet facilities in Labrador, Newfoundland and Quebec, Canada. U. S. Steel recognized an immaterial financial impact from the sale.

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2011 are as follows:

	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at December 31, 2010	$922	$4	$834	$1,760
Currency translation	34	-	-	34

Balance at June 30, 2011	$956	$4	$834	$1,794

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. We have two reporting units that have a significant amount of goodwill. Our Flat-rolled reporting unit was allocated goodwill from the Stelco Inc. (Stelco) and Lone Star Technologies Inc. (Lone Star) acquisitions in 2007. These amounts reflect the benefits we expect the Flat-rolled reporting unit to realize from expanding our flexibility in meeting our customers’ needs and running our Flat-rolled facilities at higher operating rates to source our semi-finished product needs. Our Texas Operations reporting unit, which is part of our Tubular reportable segment, was allocated goodwill from the Lone Star acquisition, reflecting the benefits we expect the reporting unit to realize from the expansion of our tubular operations.

Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. U. S. Steel completed its annual goodwill impairment test during the third quarter of 2010 and determined that there was no goodwill impairment for any of the reporting units. Goodwill impairment tests in prior years also indicated that goodwill was not impaired for any of the reporting units. Accordingly, there are no accumulated impairment losses for goodwill.

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

	Useful Lives	As of June 30, 2011			As of December 31, 2010
(In millions)		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$223	$39	$184	$220	$34	$186
Other	2-20 Years	23	10	13	23	9	14

Total amortizable intangible assets		$246	$49	$197	$243	$43	$200

The carrying amount of acquired water rights with indefinite lives as of June 30, 2011 and December 31, 2010 totaled $75 million. The water rights are tested for impairment annually in the third quarter. The 2010 and prior year tests indicated that the fair value of the water rights exceeded the carrying value. Accordingly, no impairment loss was recognized.

Amortization expense was $3 million and $2 million in the three months ended June 30, 2011 and 2010, respectively, and was $6 million and $5 million in the six months ended June 30, 2011 and 2010, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is $5 million for the remaining portion of 2011 and $11 million each year from 2012 to 2015.

6.	Pensions and Other Benefits

The following table reflects the components of net periodic benefit cost for the three months ended June 30, 2011 and 2010:

	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Service cost	$28	$26	$6	$5
Interest cost	130	136	53	57
Expected return on plan assets	(158)	(168)	(27)	(27)
Amortization of prior service cost	5	6	7	6
Amortization of net loss (gain)	88	54	1	(3)

Net periodic benefit cost, excluding below	93	54	40	38
Multiemployer plans	16	15	-	-
Settlement, termination and curtailment benefits	-	3	-	-

Net periodic benefit cost	$109	$72	$40	$38

The following table reflects the components of net periodic benefit cost for the six months ended June 30, 2011 and 2010:

	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Service cost	$56	$51	$12	$10
Interest cost	256	271	105	114
Expected return on plan assets	(312)	(335)	(53)	(54)
Amortization of prior service cost	10	12	13	12
Amortization of net loss (gain)	176	109	3	(6)

Net periodic benefit cost, excluding below	186	108	80	76
Multiemployer plans	31	28	-	-
Settlement, termination and curtailment benefits	-	3	-	-

Net periodic benefit cost	$217	$139	$80	$76

Employer Contributions

During the first six months of 2011, U. S. Steel made $47 million in required cash contributions to the USSC pension plans, cash payments of $30 million to the Steelworkers Pension Trust and $2 million in cash payments to other defined benefit pension plans.

During the first six months of 2011, cash payments of $157 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $9 million and $4 million for the three months ended June 30, 2011 and 2010, respectively. Company contributions to defined contribution plans totaled $19 million and $6 million for the six months ended June 30, 2011 and 2010, respectively.

Health Care Legislation

The Patient Protection and Affordable Care Act of 2010 (“PPACA”) includes many provisions impacting health care and health insurance coverage in the U.S. Beginning in 2013, PPACA eliminates the tax deductibility of retiree prescription drug expenses allocable to the Medicare Part D subsidies received by an employer. U. S. Steel recorded a tax charge of $27 million in the first quarter of 2010 to adjust deferred tax assets in order to recognize the estimated future tax effects. The Company believes that its retiree health indemnity plans are exempt from the PPACA’s group market reform requirements, but that the HMO plans in which many retirees participate may be required to implement these new requirements, thereby potentially resulting in higher premiums for these retirees. Based on the guidance that has been issued to date with respect to the PPACA provision which imposes an excise tax on high-cost employer-sponsored health plan coverage beginning in 2018, the Company believes it has a de minimis liability exposure for such future excise taxes on retiree medical benefits. Also, the Federal government has approved the Company’s applications under the Early Retiree Reinsurance Program (ERRP), which is a temporary program established under the PPACA to reimburse the sponsor of employment-based health plans for a portion of the cost of health care benefits provided to pre-Medicare participants. The Company received approximately $7 million of ERRP reimbursements in the second quarter of 2011 and expects to receive additional reimbursements in the second half of 2011.

7.	Other Financial (Income) Costs

Other financial (income) costs include financing costs as well as foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of

U. S. Steel’s subsidiaries. During the three months ended June 30, 2011 and 2010, net foreign currency gains of $41 million and losses of $91 million, respectively, were recorded in other financial (income) costs. During the six months ended June 30, 2011 and 2010, net foreign currency gains of $118 million and losses of $154 million, respectively, were recorded in other financial (income) costs. See note 12 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

8.	Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under several stock-based employee compensation plans, which are more fully described in note 14 of the United States Steel Corporation 2010 Annual Report on Form 10-K. An aggregate of 15,450,000 shares of U. S. Steel common stock may be issued under the Plan. As of June 30, 2011, 8,652,351 shares are available for future grants.

U. S. Steel recognized pre-tax stock-based compensation cost in the amount of $8 million and $9 million in the three months ended June 30, 2011 and 2010, respectively, and $16 million and $11 million in the first six months of 2011 and 2010, respectively.

Recent grants of stock-based compensation consist of stock options, restricted stock units and performance awards. The following table is a general summary of the awards made under the Plan.

	May 2011 Grant		May 2010 Grant
Grant Details	Shares (a)	Fair Value (b)	Shares (a)	Fair Value (b)
Stock Options	707,060	$24.39	612,270	$24.31
Restricted Stock Units	421,000	$45.81	358,240	$45.65
Performance Awards (c)	85,040	$65.47	105,640	$57.02
(a)	The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b)	Per share amounts
(c)	The number of Performance Awards shown represents the target value of the award.

As of June 30, 2011, total future compensation cost related to nonvested stock-based compensation arrangements was $55 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.5 years.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions	May 2011 Grant	May 2010 Grant
Grant date price per share of option award	$45.81	$45.65
Expected annual dividends per share, at grant date	$0.20	$0.20
Expected life in years	5.0	5.0
Expected volatility	64%	64%
Risk-free interest rate	1.8%	2.1%
Grant date fair value per share of unvested option awards as calculated from above	$24.39	$24.31

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

9.	Income Taxes

Tax provision

For the six months ended June 30, 2011 and 2010, we recorded a tax provision of $81 million on our pretax income of $217 million and a tax provision of $65 million on our pretax loss of $117 million, respectively. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia, which are jurisdictions where we have recorded full valuation allowances on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. Included in the first six months of 2010 tax provision is a net tax benefit of $30 million relating to adjustments to tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in the first quarter of 2010 (see note 6).

The tax provision for the first six months of 2011 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2011 pretax results for U.S. and foreign income or loss vary from estimates applied at the end of the most recent interim period, the actual tax provision or benefit recognized in 2011 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2011.

Income tax receivable

During 2011, U. S. Steel received a net federal income tax refund of $121 million. The income tax receivable of $13 million at June 30, 2011 reflects additional income tax refunds that we expect to receive.

Unrecognized tax benefits

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance found in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $115 million at both June 30, 2011 and December 31, 2010. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $104 million and $100 million as of June 30, 2011 and December 31, 2010, respectively.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling,

general and administrative expenses. As of June 30, 2011 and December 31, 2010, U. S. Steel had accrued liabilities of $6 million and $4 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have any liabilities recorded for income tax penalties.

It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax issues will not change by a significant amount.

Deferred taxes

As of June 30, 2011, the net domestic deferred tax asset was $490 million compared to $563 million at December 31, 2010. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

As of June 30, 2011, the net foreign deferred tax asset was $76 million, net of established valuation allowances of $973 million. At December 31, 2010, the net foreign deferred tax asset was $77 million, net of established valuation allowances of $870 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar, the euro, and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $900 million for Canadian deferred tax assets and $66 million for Serbian deferred tax assets as of June 30, 2011, would be partially or fully reversed. Any reversals of these amounts would result in a decrease to income tax expense.

10.	Net Income (Loss) and Dividends Per Common Share

Net Income (Loss) Per Share Attributable to United States Steel Corporation Shareholders

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period.

Diluted net income per common share assumes the exercise of stock options, the vesting of restricted stock, restricted stock units and performance awards and the conversion of convertible notes (under the “if-converted” method), provided in each case that the effect is dilutive.

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2011	2010	2011	2010
Net income (loss) attributable to United States Steel Corporation shareholders	$222	$(25)	$136	$(182)
Plus income effect of assumed conversion-interest on convertible notes	5	-	11	-

Net income (loss) after assumed conversion	$227	$(25)	$147	$(182)

Weighted-average shares outstanding (in thousands):
Basic	143,922	143,504	143,863	143,447
Effect of convertible notes	27,059	-	27,059	-
Effect of stock options, resticted stock units and and performance awards	610	-	661	-

Adjusted weighted-average shares outstanding, diluted	171,591	143,504	171,583	143,447

Basic earnings per common share	$1.54	$(0.17)	$0.95	$(1.27)

Diluted earnings per common share	$1.33	$(0.17)	$0.85	$(1.27)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Securities granted under the 2005 Stock Incentive Plan	1,943	3,642	1,366	3,642
Securities convertible under the Senior Convertible Notes	-	27,059	-	27,059

Total	1,943	30,701	1,366	30,701

Dividends Paid Per Share

The dividend for the first and second quarters of 2011 and 2010 was five cents per common share.

11.	Inventories

Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At June 30, 2011 and December 31, 2010, the LIFO method accounted for 46 percent and 48 percent of total inventory values, respectively.

(In millions)	June 30, 2011	December 31, 2010
Raw materials	$969	$949
Semi-finished products	1,056	851
Finished products	571	449
Supplies and sundry items	102	103

Total	$2,698	$2,352

Current acquisition costs were estimated to exceed the above inventory values by $1.1 billion and $885 million at June 30, 2011 and December 31, 2010, respectively. Cost of sales was increased by $9 million and less than $1 million in the three months ended June 30, 2011 and 2010, respectively, as a result of liquidations of LIFO inventories. Cost of sales was reduced by $3 million and $1 million in the first six months of 2011 and 2010, respectively, as a result of liquidations of LIFO inventories.

Inventory includes $94 million and $91 million of land held for residential or commercial development as of June 30, 2011 and December 31, 2010, respectively.

From time to time, U. S. Steel enters into coke swap agreements designed to reduce transportation costs. U. S. Steel shipped and received approximately 460,000 tons and 360,000 tons of coke under swap agreements during the first six months of 2011 and 2010, respectively.

U. S. Steel also has entered into iron ore pellet swap agreements. U. S. Steel shipped and received approximately 716,000 tons and 365,000 tons of iron ore pellets during the first six months of 2011 and 2010, respectively.

The coke and iron ore pellet swaps are recorded at cost as nonmonetary transactions. There was no income statement impact related to these swaps in either 2011 or 2010.

12.	Derivative Instruments

U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars and euros. USSC’s revenues and costs are denominated in both Canadian and U.S. dollars. In addition, foreign cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can affect income when remeasured at the end of each period. A $1.7 billion U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary was the primary exposure at June 30, 2011.

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

As of June 30, 2011, U. S. Steel held euro forward sales contracts with a total notional value of approximately $462 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

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

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010:

(In millions)	Balance Sheet Location	Fair Value June 30, 2011	Fair Value December 31, 2010
Foreign exchange forward contracts	Accounts payable	($20)	($11)

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended June 30, 2011	Six Months ended June 30, 2011
Foreign exchange forward contracts	Other financial (income) costs	($9)	($34)

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended June 30, 2010	Six Months ended June 30, 2010
Foreign exchange forward contracts	Other financial (income) costs	$ 23	$35

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

13.	Debt

(In millions)	Interest Rates %	Maturity	June 30, 2011	December 31, 2010
2037 Senior Notes	6.65	2037	$350	$350
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	863
2013 Senior Notes	5.65	2013	300	300
Province Note (C$150 million)	1.00	2015	156	150
Environmental Revenue Bonds	4.75 - 6.88	2011 - 2030	458	458
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2011 - 2012	10	20
Other capital leases and all other obligations		2011 - 2014	15	18
Amended Credit Agreement, $750 million	Variable	2012	-	-
USSK Revolver, €200 million	Variable	2013	173	-
USSK credit facilities, €80 million	Variable	2012 - 2015	-	-
USSS credit facilities, €20 and 1 billion Serbian Dinar	Variable	2011	-	-

Total Debt			3,945	3,779
Less Province Note fair value adjustment			34	36
Less unamortized discount			10	10
Less short-term debt and long-term debt due within one year			217	216

Long-term debt			$3,684	$3,517

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

Obligations relating to Environmental Revenue Bonds

U. S. Steel is the ultimate obligor on $458 million of Environmental Revenue Bonds. As of June 30, 2011, U. S. Steel has refunded a portion of these bonds and is the direct underlying obligor on $260 million of these bonds. U. S. Steel is obligated on the remainder ($198 million, which includes $2 million of call premiums) under an agreement that was entered into when it separated from Marathon Oil Corporation (Marathon) on December 31, 2001 (the Separation). The agreement provides that on or before the tenth anniversary of the Separation (December 31, 2011), U. S. Steel will provide for the discharge of Marathon from any remaining liability under any of these bond obligations by retiring or refunding these bonds, or amending them to relieve Marathon’s liability.

Amended Credit Agreement

As of June 30, 2011, there were no amounts drawn on the $750 million Credit Agreement dated May 11, 2007 (Amended Credit Agreement) and inventory values supported the full $750 million of the facility. The Amended Credit Agreement contains a financial covenant requiring U. S. Steel to maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.10 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 15% of the total aggregate commitments and $112.5 million. Since availability was greater than $112.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. However, based on the most recent four quarters, as of June 30, 2011, we would not meet this covenant if we were to borrow more than $637.5 million under this agreement. If the value of inventory does not support the full amount of the facility or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

On July 20, 2011, U. S. Steel entered into an amendment and restatement of its $750 million Credit Agreement which increased the facility to $875 million, extended the term to July 20, 2016, added a minimum liquidity requirement to address the maturity of the 4% Senior Convertible Notes due in May 2014, reduced the fixed charge coverage ratio and the conditions under which it applies and made amendments to other terms and conditions.

Under the amended agreement, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability is less than the greater of 10% of the aggregate total commitments and $87.5 million.

Receivables Purchase Agreement

As of June 30, 2011, U. S. Steel has a Receivables Purchase Agreement (RPA) under which eligible trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. If U. S. Steel decides to access this facility, USSR then sells senior undivided interests in up to $525 million of the eligible receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the eligible receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability is recorded.

At June 30, 2011 and December 31, 2010, there were no receivables sold to third-party conduits under this facility and eligible accounts receivable supported $525 million of availability under the RPA. The net book value of U. S. Steel’s retained interest in the eligible receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the eligible receivables is recorded net of the allowance for bad debts, which has historically not been significant. On July 18, 2011, U. S. Steel entered into an amendment of our RPA that increased the maximum amount of receivables eligible for sale by $100 million to $625 million, extended the term until July 18, 2014 and made amendments to other terms and conditions.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We paid $1 million in each of the three month periods ended June 30, 2011 and 2010 and $2 million in each of the six month periods ended June 30, 2011 and 2010 relating to fees on the RPA.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. As there were no receivables sold to third-party conduits under this facility during the six months ended June 30, 2011 and 2010, there were no collections reinvested.

The eligible accounts receivable and receivables sold to third-party conduits are summarized below:

(In millions)	June 30, 2011	December 31, 2010
Balance of accounts receivable-net, eligible for sale to third-party conduits	$1,380	$1,004
Accounts receivable sold to third-party conduits	-	-

Accounts receivable-net, included in the accounts receivable balance on the balance sheet of U. S. Steel	$1,380	$1,004

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations and may also be terminated upon a change of control.

Change in control event

In the event of a change in control of U. S. Steel, debt obligations totaling $3,236 million at June 30, 2011, which includes the Senior Notes and Senior Convertible Notes, may be declared immediately due and payable. In addition, the Amended Credit Agreement may be terminated and any amount outstanding thereunder may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $27 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel Košice (USSK) credit facilities

At June 30, 2011, USSK had €120 million (approximately $173 million) borrowed under its €200 million (approximately $289 million) revolving unsecured credit facility.

At June 30, 2011, USSK had no borrowings under its €80 million credit facilities (which approximated $116 million) and the availability was approximately $108 million due to approximately $8 million of customs and other guarantees outstanding.

U. S. Steel Serbia (USSS) credit facilities

At June 30, 2011, USSS had no borrowings under its facilities which consist of facilities for general corporate purposes of up to €20 million and facilities for overdrafts of up to 1 billion Serbian dinars (which together totaled approximately $43 million), subject in each case to a borrowing base calculation based upon the value of USSS’s inventory of finished and semi-finished inventory. At June 30, 2011, USSS inventory values were sufficient to utilize the entire amount of the facilities. The facilities expire on August 31, 2011.

14.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	June 30, 2011	December 31, 2010
Balance at beginning of year	$39	$45
Additional obligations incurred	-	1
Obligations settled	(1)	(7)
Foreign currency translation effects	2	(2)
Accretion expense	1	2

Balance at end of period	$41	$39

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

Gateway Energy & Coke Company, LLC

Gateway Energy & Coke Company, LLC (Gateway) is a wholly owned subsidiary of SunCoke Energy, Inc. in which U. S. Steel has no ownership interest. Gateway has constructed a heat recovery coke plant with an expected annual capacity of 650,000 tons of coke at U. S. Steel’s Granite City Works that began operations in the fourth quarter of 2009. U. S. Steel has a 15-year arrangement to purchase coke from Gateway under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2011, a maximum default payment of approximately $272 million would apply if U. S. Steel terminates the agreement.

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

The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding and accrued interest included in the Consolidated Balance Sheet approximate fair value. See note 12 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$47	$47	$46	$46

Financial liabilities:
Debt (b)	$4,377	$3,876	$4,512	$3,695
(a)	Excludes equity method investments.
(b)	Excludes capital lease obligations.

The following methods and assumptions were used to estimate the fair value of financial instruments included in the table above:

Investments and long-term receivables: Fair value is based on discounted cash flows. U. S. Steel is subject to market risk and liquidity risk related to its investments.

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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see note 20.

17.	Comprehensive Income (Loss)

The following table reflects the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net income (loss)	$222	$(24)	$136	$(182)
Changes in foreign currency translation adjustments, net of tax	22	(116)	97	(134)
Changes in employee benefit accounts, net of tax	67	39	131	99

Comprehensive income (loss)	$311	$(101)	$364	$(217)

18.	Statement of Changes in Stockholders’ Equity

The following table reflects the first six months of 2011 and 2010 reconciliation of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

Six Months Ended June 30, 2011	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,852		$3,698	$(3,068)	$151	$(580)	$3,650	$1
Comprehensive income:
Net income	136	136	136
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	131	131		131
Currency translation adjustment	97	97		97
Employee stock plans	15					30	(15)
Dividends paid on common stock	(14)		(14)
Other	(1)		(1)

Balance at June 30, 2011	$4,216	$364	$3,819	$(2,840)	$151	$(550)	$3,635	$1

Six Months Ended June 30, 2010	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,979		$4,209	$(2,728)	$151	$(608)	$3,652	$303
Comprehensive income:
Net loss	(182)	(182)	(182)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	99	99		99
Currency translation adjustment	(134)	(134)		(134)
Employee stock plans	5					20	(15)
Dividends paid on common stock	(14)		(14)
Adoption of ASC Topic 810	(301)							(301)
Cumulative effect of ASC Topic 810 adoption	(1)		(1)
Other	(1)							(1)

Balance at June 30, 2010	$4,450	$(217)	$4,012	$(2,763)	$151	$(588)	$3,637	$1

19.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $336 million and $398 million for the three months ended June 30, 2011 and 2010, respectively, and $643 million and $679 million for the six months ended June 30, 2011 and 2010, respectively.

Purchases from related parties for outside processing services provided by equity investees amounted to $16 million and $38 million for the three months ended June 30, 2011 and 2010, respectively and $28 million and $47 million for the six months ended June 30, 2011 and 2010, respectively. Purchases of iron ore pellets from related parties amounted to $65 million and $44 million for the three months ended June 30, 2011 and 2010, respectively and $109 million and $63 million for the six months ended June 30, 2011 and 2010, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $74 million and $62 million at June 30, 2011 and December 31, 2010, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $2 million and $4 million at June 30, 2011 and December 31, 2010, respectively.

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

Asbestos matters – As of June 30, 2011, U. S. Steel was a defendant in approximately 620 active cases involving approximately 3,160 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,575, or approximately 82 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the three months ended June 30, 2011, U. S. Steel paid approximately $5 million in settlements. These settlements and other dispositions resolved approximately 80 claims. New case filings in the first six months of 2011 added approximately 150 claims. At December 31, 2010, U. S. Steel was a defendant in approximately 550 active cases involving approximately 3,090 plaintiffs. During 2010, U. S. Steel paid approximately $8 million in settlements. These settlements and other dispositions resolved approximately 200 claims. New case filings in the year ended December 31, 2010 added approximately 250 claims. Most claims filed in 2011 and 2010 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 260 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

(In millions)	Six Months Ended June 30, 2011
Beginning of period	$198
Accruals for environmental remediation deemed probable and reasonably estimable	5
Payments	(12)

End of period	$191

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	June 30, 2011	December 31, 2010
Accounts payable	$18	$18
Deferred credits and other noncurrent liabilities	173	180

Total	$191	$198

Expenses related to remediation are recorded in cost of sales and totaled $4 million and $1 million for the three months ended June 30, 2011 and 2010, respectively, and $5 million and $2 million for the six months ended June 30, 2011 and 2010, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters and projects with ongoing study and scope development may exceed the accrued liabilities by as much as 15 to 30 percent.

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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of June 30, 2011, accrued liabilities for these projects totaled $3 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $45 million. Depending on agency negotiations and other factors, a portion of the UPI project may become defined in 2011.

Significant Projects with Defined Scope – As of June 30, 2011, a total of $46 million was accrued for projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River in northwest Indiana and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site.

Additional projects with defined scope include the Municipal Industrial & Disposal Company (MIDC) site in Elizabeth, Pennsylvania, the St. Louis Estuary and Upland Project in Duluth, Minnesota and a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of June 30, 2011, accrued liabilities for these three additional projects totaled $95 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are four other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2011 was $9 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects for which we have sufficient information to form a judgment each had an accrued liability of less than $1 million. The total accrued liability for these projects at June 30, 2011 was $9 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at June 30, 2011 and were based on known scopes of work.

Administrative and Legal Costs – As of June 30, 2011, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2011 and 2010, such capital expenditures totaled $44 million and $76 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

CO2 Emissions – Current and potential regulation of Greenhouse Gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The European Union (EU) has established GHG regulations based upon national allocations and a cap and trade system. In Canada, both the federal and Ontario governments have issued proposed requirements for GHG emissions. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating requirements as further described below. In the last Congress, legislation was passed in the House of Representatives and introduced in the Senate. We do not know what action, if any, may be taken by the new Congress. The EU has issued proposed regulations under their cap and trade system for the period 2013-2020 which appear to be more stringent than the current requirements.

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

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the European Commission. Based on actual CO2 emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. U. S. Steel entered into transactions to sell and swap a portion of our emissions allowances and recognized gains related to these transactions which are reflected in the net gain on disposal of assets line on the Consolidated Statement of Operations. U. S. Steel entered into no such transactions during the three months ended June 30, 2011 or 2010. U. S. Steel recognized gains related to these transactions of approximately $6 million in each of the six month periods ended June 30, 2011 and 2010.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. Based on the current implementing regulations, U. S. Steel has recorded expense of $5 million and $10 million for the quarter and six months ended June 30, 2011, respectively.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $191 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – The maximum outstanding guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at June 30, 2011. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Contingencies related to the Separation from Marathon – In the event of a bankruptcy of Marathon, $236 million of obligations related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

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

Randle Reef – The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $109 million). The national and provincial governments have each allocated C$30 million (approximately $31 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $31 million). USSC committed C$7 million (approximately $7 million) as its contribution but has since been asked by the regulatory agencies to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2013. As of June 30, 2011, U. S. Steel has an accrued liability of approximately $10 million related to this commitment reflecting the revised contribution requested.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $8 million at June 30, 2011). No liability has been recorded for these guarantees as the potential loss is not probable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $180 million as of June 30, 2011, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $175 million at June 30, 2011, of which $26 million was classified as current, and $196 million at December 31, 2010, of which $7 million was classified as current.

Capital Commitments – At June 30, 2011, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $550 million.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2011	2012	2013	2014	2015	Later Years	Total
$1,527	$1,595	$1,148	$430	$383	$3,440	$8,523

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, energy and utility services and coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (see note 15) with terms ranging from two to 16 years. Total payments relating to unconditional purchase obligations were approximately $210 million and $120 million for the three months ended June 30, 2011 and 2010, respectively, and $360 million and $260 million for the six months ended June 30, 2011 and 2010, respectively.

21.	Subsequent Events

On July 18, 2011, U. S. Steel entered into an amendment of our Receivables Purchase Agreement. On July 20, 2011, U. S. Steel entered into an amendment and restatement of its $750 million Credit Agreement. See note 13 for additional details.

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

RESULTS OF OPERATIONS

In the second quarter 2011, we changed our segment allocation methodology for postretirement benefit expenses, which consists of pensions, retiree health care and life insurance. Historically, we directly attributed all service cost and amortization of prior service costs for active employees and allocated a portion of interest cost, expected return on plan assets and amortization of actuarial gains and losses to our segments. Under the revised allocation methodology, active service cost and amortization of prior service costs, which represent the cost of providing these benefits to our active employees, continue to be attributed to our segments. Interest cost, expected return on plan assets and amortization of actuarial gains and losses are included in postretirement benefit expenses and are no longer allocated to segments. We have revised prior-period segment information to conform to the current period presentation. The change did not affect consolidated income from operations or net income.

Net sales by segment for the second quarter and first six months of 2011 and 2010 are set forth in the following table:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollars in millions, excluding intersegment sales)	2011	2010	% Change	2011	2010	% Change
Flat-rolled Products (Flat-rolled)	$3,304	$2,963	12%	$6,273	$5,418	16%
U. S. Steel Europe (USSE)	1,096	985	11%	2,319	1,949	19%
Tubular Products (Tubular)	695	679	2%	1,337	1,124	19%

Total sales from reportable segments	5,095	4,627	10%	9,929	8,491	17%
Other Businesses	25	54	-54%	55	86	-36%

Net sales	$5,120	$4,681	9%	$9,984	$8,577	16%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended June 30, 2011 versus the quarter ended June 30, 2010 is set forth in the following table:

Quarter Ended June 30, 2011 versus Quarter Ended June 30, 2010

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	-3%	13%	1%	1%	0%	12%
USSE	-17%	16%	1%	11%	0%	11%
Tubular	-3%	4%	1%	0%	0%	2%

(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $5,120 million in the second quarter of 2011, compared with $4,681 million in the same quarter last year. The increase in sales for the Flat-rolled segment primarily reflected higher average realized prices as a result of improved market conditions (up $103 per ton) partially offset by lower shipments (down 0.1 million tons). The increase in sales for the European segment was primarily due to higher average realized euro-based prices (up €107 per ton) and favorable changes in foreign currency translation effects partially offset by a decrease in shipments as a result of weaker demand due to inflated supply as lower priced imports were delivered into the European market (down 0.2 million tons). The increase in sales for the Tubular segment resulted primarily from higher average realized prices (up $69 per ton) partially offset by lower shipments (down 9 thousand tons).

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2011 versus the six months ended June 30, 2010 is set forth in the following table:

Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	3%	12%	1%	0%	0%	16%
USSE	-11%	22%	2%	6%	0%	19%
Tubular	11%	6%	1%	0%	1%	19%

(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $9,984 million in the first six months of 2011, compared with $8,577 million in the same period last year. The increase in sales for the Flat-rolled segment primarily reflected higher average realized prices as a result of improved economic conditions (up $83 per ton) and increased shipments (up 0.3 million tons). The increase in sales for the European segment was primarily due to higher average realized euro-based prices (up €132 per ton) and favorable changes in foreign currency translation effects partially offset by a decrease in shipments as a result of decreased demand due to inflated supply as lower priced imports were delivered into the European market (down 0.3 million tons). The increase in sales for the Tubular segment resulted primarily from higher average realized prices (up $54 per ton) and higher shipments as a result of improved energy market conditions (up 0.1 million tons).

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $109 million in the second quarter of 2011, compared to $72 million in the second quarter of 2010. Defined benefit and multiemployer pension plan costs totaled $217 million in the first six months of 2011, compared to $139 million in the first six months of 2010. The $38 million and $78 million increase for the quarter and six month period, respectively, is primarily due to higher amortization of unrecognized losses and lower asset returns, both of which relate to a lower market-related value of assets caused by the recognition of remaining deferred 2008 investment losses. U. S. Steel calculates its market-related value of assets such that investment gains or losses as compared to expected returns are recognized over a three-year period. To the extent that deferred gains and losses on plan assets are not yet reflected in this calculated value, the amounts do not impact expected asset returns or the net actuarial gains or losses subject to amortization within the net periodic pension expense calculation.

Net periodic pension cost, including multiemployer plans, is expected to total approximately $435 million in 2011. Net periodic pension cost is expected to decrease in 2012 as a result of lower amortization of unrecognized losses as the 2008 plan asset losses will be fully recognized in the calculated value of plan assets and the natural maturation of our pension plans. Total other benefits costs in 2011 are expected to total approximately $160 million.

Estimated annual future pension and other benefit net periodic benefit costs are as follows:

(In millions)	Pension Benefits	Other Benefits
2012	$340	$120
2013	290	95
2014	260	75

The above estimated annual future net periodic benefit costs for pension and other benefits are calculated using the same major actuarial assumptions as were used in our financial statements as of December 31, 2010 and assumes that actual returns equal expected returns in the future periods shown. These major actuarial assumptions included a 5% discount rate, 8% and 7.5% expected rates of return on the assets in our U.S. plans and our Canadian plans, respectively, and a health care cost trend rate of 8% in the U.S. for 2011 declining to 5% in 2014 and 6% in Canada for 2011 declining to 5% in 2014.

The preceding statement concerning expected 2012 through 2014 net periodic benefit costs for pension and other benefits is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) return on plan assets, discount rates, health care cost trend rates and general economic conditions. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

A sensitivity analysis of the projected incremental effect of a hypothetical ½ percentage point change in the significant inputs used in the calculation of pension and other benefits net periodic benefit costs is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(In millions of dollars)	1/2%	(1/2%)
Expected return on plan assets
Incremental increase (decrease) in:
Net periodic pension cost	$(48)	$48
Discount rate
Incremental increase (decrease) in:
Net periodic pension & other benefits costs	$(34)	$35
Health care cost escalation trend rates
Incremental increase (decrease) in:
Service and interest cost components for 2011	$16	$(14)

Costs related to defined contribution plans totaled $9 million and $19 million in the second quarter and first six months of 2011, respectively, compared to $4 million and $6 million in the comparable periods in 2010. The increase in both 2011 periods is primarily due to costs related to the Company match of employee 401(k) contributions which was temporarily suspended during most of 2010 periods.

Other benefits costs, including multiemployer plans, totaled $40 million and $80 million in the second quarter and first six months of 2011, respectively, compared to $38 million and $76 million in the corresponding periods of 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses were $189 million and $369 million in the second quarter and first six months of 2011, compared to $152 million and $300 million in the second quarter and first six months of 2010. The increase in both periods is primarily related to a $20 million and $40 million increase, respectively, in pension and other benefits costs, which is a portion of the $38 million and $78 million increase, respectively, discussed under pension and other benefits costs above, in the second quarter and first six months of 2011 as compared to the second quarter and first six months of 2010.

Income from operations by segment for the second quarter and first six months of 2011 and 2010 is set forth in the following table:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Flat-rolled	$374	$111	237%	$338	$43	686%
USSE	(18)	19	-195%	(23)	31	-174%
Tubular	31	97	-68%	63	143	-56%

Total income from reportable segments	387	227	70%	378	217	74%
Other Businesses	9	28	-68%	22	39	-44%

Segment income from operations	396	255	55%	400	256	56%
Postretirement benefit expense	(96)	(57)	68%	(191)	(115)	66%

Total income from operations	$300	$198	52%	$209	$141	48%

Segment results for Flat-rolled

	Quarter Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Income from operations ($ millions)	$374	$111	237%	$338	$43	686%
Gross margin	15.6%	9.0%	73%	10.3%	6.9%	49%
Raw steel production (mnt)	4,894	4,979	-2%	9,492	9,165	4%
Capability utilization	81%	82%	-1%	79%	78%	1%
Steel shipments (mnt)	3,936	4,061	-3%	7,890	7,633	3%
Average realized steel price per ton	$803	$700	15%	$761	$678	12%

The improvement in Flat-rolled results in the second quarter of 2011 compared to the same period in 2010 resulted mainly from net favorable changes in commercial effects (approximately $405 million) and favorable changes from increased steel substrate sales to our Tubular segment (approximately $60 million). These improvements were partially offset by higher raw materials costs (approximately $140 million), increased spending (approximately $50 million) and increased energy costs primarily due to an increase in natural gas and electricity costs (approximately $10 million).

The significant improvement in Flat-rolled results in the first half of 2011 compared to the same period in 2010 resulted mainly from net favorable changes in commercial effects (approximately $630 million), favorable changes from increased steel substrate sales to our Tubular segment (approximately $115 million) and decreased energy costs primarily due to a reduction in natural gas costs (approximately $30 million). These improvements were partially offset by higher raw materials costs (approximately $280 million) and increased spending (approximately $195 million).

Segment results for USSE

	Quarter Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Income from operations ($ millions)	$(18)	$19	-195%	$(23)	$31	-174%
Gross margin	6.3%	9.2%	-32%	5.9%	8.8%	-33%
Raw steel production (mnt)	1,431	1,637	-13%	3,112	3,225	-4%
Capability utilization	78%	89%	-11%	85%	88%	-3%
Steel shipments (mnt)	1,138	1,386	-18%	2,583	2,908	-11%
Average realized steel price per ton	$930	$687	35%	$870	$649	34%

The decrease in USSE results in the second quarter of 2011 compared to the same period in 2010 was primarily due to higher raw material costs (approximately $110 million), increased spending (approximately $40 million), inventory write-downs (approximately $15 million) and tax expense on excess emission allowances (approximately $5 million) partially offset by net favorable changes in commercial effects (approximately $100 million) and favorable changes in foreign translation effects (approximately $35 million).

The decrease in USSE results in the first half of 2011 compared to the same period in 2010 was primarily due to higher raw material costs (approximately $355 million), increased spending (approximately $65 million), inventory write-downs (approximately $15 million) and tax expense on excess emission allowances (approximately $10 million) partially offset by net favorable changes in commercial effects (approximately $370 million) and favorable changes in foreign translation effects (approximately $25 million).

Segment results for Tubular

	Quarter Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Income from operations ($ millions)	$31	$97	-68%	$63	$143	-56%
Gross margin	8.4%	17.7%	-53%	8.9%	16.5%	-46%
Steel shipments (mnt)	424	433	-2%	849	743	14%
Average realized steel price per ton	$1,565	$1,496	5%	$1,506	$1,452	4%

The decrease in Tubular results in the second quarter of 2011 as compared to the same period in 2010 resulted mainly from increased costs for steel substrate (approximately $65 million) and increased spending (approximately $25 million) partially offset by net favorable changes in commercial effects (approximately $25 million).

The decrease in Tubular results in the first half of 2011 as compared to the same period in 2010 resulted mainly from increased costs for steel substrate (approximately $125 million) and increased spending (approximately $30 million) partially offset by net favorable changes in commercial effects (approximately $75 million).

Results for Other Businesses

Other Businesses generated income of $9 million and $22 million in the second quarter and first half of 2011, compared to income of $28 million and $39 million in the second quarter and first half of 2010. The decrease is primarily due to a sale of land for $18 million by our real estate operations in the second quarter of 2010.

Items not allocated to segments

The increase in postretirement benefit expenses in the second quarter and first half of 2011 as compared to the same periods in 2010 resulted from higher amortization of unrecognized losses and lower asset returns, both of which relate to a lower market-related value of assets caused by the recognition of remaining 2008 investment losses previously deferred.

Net interest and other financial costs

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Interest and other financial costs	$55	$60	-8%	$113	$108	5%
Interest income	(1)	(1)	0%	(3)	(4)	-25%
Foreign currency (gains) losses	(41)	91	-145%	(118)	154	-177%

Total	$13	$150	-91%	$(8)	$258	-103%

The favorable change in net interest and other financial costs in the second quarter and first six months of 2011 compared to the same periods last year was mainly due to net foreign currency gains in 2011 compared to net foreign currency losses in 2010 which primarily resulted from the accounting remeasurement effects on a U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary that had an outstanding balance of $1.7 billion at

June 30, 2011 partially offset by euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exchange rate exposure. For additional information on U. S. Steel’s foreign currency exchange activity, see note 12 to the Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

The income tax provision was $65 million and $81 million in the second quarter and first six months of 2011, compared to $72 million and $65 million in the respective periods of 2010. The 2011 effective tax rate differs from the statutory rate because losses in Canada and Serbia, which are jurisdictions where we have recorded a full valuation allowance on deferred tax assets, do not generate a tax benefit for accounting purposes and because we had net foreign currency gains that are not recognized in any tax jurisdiction. These foreign currency gains relate to the accounting measurement effects of the Intercompany Loan. Included in the first six months of 2010 tax benefit is a net tax benefit of $30 million resulting from the conclusion of certain tax return examinations and the remeasurement of existing tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in the first quarter of 2010.

The tax provision for the first six months of 2011 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, operating performance and cost estimates. To the extent that actual 2011 pretax results for U.S. and foreign income or loss vary from estimates made at the end of the most recent interim period, the actual tax provision or benefit recognized in 2011 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2011.

The net domestic deferred tax asset was $490 million at June 30, 2011 compared to $563 million at December 31, 2010. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings and available tax planning strategies, we continue to believe it is more likely than not that the domestic deferred tax assets will be realized.

At June 30, 2011, the net foreign deferred tax asset was $76 million, net of established valuation allowances of $973 million. At December 31, 2010, the net foreign deferred tax asset was $77 million, net of established valuation allowances of $870 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar, the euro and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $900 million for Canadian deferred tax assets and $66 million for Serbian deferred tax assets as of June 30, 2011, would be partially or fully reversed. Any reversals of these amounts would result in a decrease to tax expense.

For further information on income taxes see note 9 to the Financial Statements.

Net income attributable to United States Steel Corporation was $222 million and $136 million in the second quarter and first six months of 2011, respectively, compared to a net loss of $25 million and $182 million in the second quarter and first six months of 2010, respectively. The improvement primarily reflects the factors discussed above.

BALANCE SHEET

Receivables increased by $672 million, or 33%, from year-end 2010. Sales in the latter part of a quarter typically represent the majority of the receivables as of the end of the quarter. The increase in receivables at the end of the second quarter compared to year-end 2010 primarily reflected increased average realized prices. Additionally, the month end exchange rate used to translate foreign currency receivables was higher at the end of June versus the end of December.

Inventories increased by $346 million from year-end 2010 as a result of increased operating levels in the first six months of 2011 and our decision to carry higher steel inventories as further described within the cash flow section below.

Income tax receivable decreased by $162 million from year-end 2010 primarily due to a net federal income tax refund of $121 million that was received in the first six months of 2011.

Accounts payable increased by $349 million from year-end 2010 primarily due to increased production levels compared to the fourth quarter of 2010.

CASH FLOW

Net cash provided by operating activities was $38 million for the first six months of 2011, compared to net cash used in operating activities of $348 million in the same period last year. The improvement is primarily due to improved net income in the first six months of 2011 and changes in working capital period over period. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Our key working capital components are accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Twelve Months Ended June 30,
	2011	2010	2011	2010
Accounts Receivable Turnover	1.9	2.2	7.4	8.2
Inventory Turnover	1.8	2.3	7.5	7.4

Second quarter working capital changes reflected a modest increase in accounts receivable and a much larger build in inventory. Accounts receivable reflect increased average realized prices in the first half of 2011 as described in the balance sheet section above. The inventory build reflects restoring inventories that were depleted in the first quarter, and our decision to carry higher steel inventories, designed to improve our service with our automotive and other customers and position us to take advantage of future business opportunities. In addition, we are currently carrying higher than anticipated raw material inventories in part due to lower than planned steel production and our decision to keep one of our blast furnaces in Serbia idled.

Additionally, in the first six months of 2011, we received a net federal income tax refund of $121 million as discussed above. In the first six months of 2010, we made a $140 million voluntary pension contribution to our main defined benefit pension plan and received a $208 million U.S. federal tax refund.

Capital expenditures in the first six months of 2011 were $401 million, compared with $242 million in the same period in 2010. Flat-rolled expenditures were $267 million and included spending for construction of carbon alloy facilities at Gary Works, construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant, development of an enterprise resource planning (ERP) system and various other infrastructure, environmental and strategic projects. USSE expenditures of $67 million included spending for environmental projects and for blast furnace coal injection projects. Tubular expenditures of $64 million consisted primarily of spending for a quench and temper line at our Lorain Tubular Operations in Ohio.

U. S. Steel’s contractual commitments to acquire property, plant and equipment at June 30, 2011, totaled $550 million.

Capital expenditures for 2011 are expected to total approximately $860 million and remain focused largely on environmental and other strategic infrastructure projects. We have accelerated several projects in the United States and Europe to improve our coke self-sufficiency. Engineering and construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant in Clairton, Pennsylvania is underway with completion expected in 2012. We are constructing a two module carbon alloy facility at our Gary Works in Indiana which utilizes an environmentally compliant, energy efficient and flexible production technology with a projected capacity of 500,000 tons per year with completion expected in 2012. We have received the necessary air permits for up to 1 million tons of such capacity. We are also constructing blast furnace coal injection facilities in Europe, which we expect to come on line later in 2011 at which time all five blast furnaces in Europe will have access to pulverized coal, a lower cost source of carbon than coke. In order to more efficiently serve our tubular product customers’ increased focus on North American shale resources, construction on a new quench and temper line is underway at our Lorain Tubular Operations in Ohio and is expected to be completed later in 2011. In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line under construction that is being financed at the joint venture level and is expected to be completed in 2013. We are also continuing our efforts to implement an ERP system to replace outdated information technology systems and to help us operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.

Over the longer term, we are considering business strategies to leverage our significant iron ore position in the United States, exploit natural gas opportunities and enhance our coke position to improve our cost competitiveness, flexibility and agility while reducing our exposure to coal and coke. We are considering an expansion of our Keetac mining and pelletizing facility in order to increase our iron ore self-sufficiency. The required permitting activities are underway. We also are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron and electric arc steelmaking. We continue to pursue other strategies to efficiently increase the use of natural gas in our operations given the significant cost and environmental advantages of this fuel. Our capital investments in the future may reflect such strategies, although we expect that iron and steel-making through the blast furnace and basic oxygen furnace manufacturing processes will remain our primary processing technology for the long term.

The foregoing statements regarding expected 2011 capital expenditures, capital projects and expected benefits from the implementation of the ERP project are forward-looking statements. Factors that may affect our capital spending and the projects include: (i) levels of cash flow from operations; (ii) taxes or changes in tax laws; (iii) general economic conditions; (iv) business conditions; (v) cost and availability of capital; (vi) receipt of necessary permits; and (vii) unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires. There is also a risk that the completed projects will not produce at the expected levels and within the costs currently projected. Predictions regarding benefits resulting from the implementation of the ERP project are subject to uncertainties. We may not be able to successfully implement the ERP project without experiencing difficulties. In addition, the expected benefits of implementing the ERP project might not be realized or the costs of implementation might outweigh the benefits realized. Actual results could differ materially from those expressed in these forward-looking statements.

Disposal of assets in the first six months of 2011 primarily reflects cash proceeds of approximately $6 million from transactions to swap a portion of the emissions allowances at U. S. Steel Košice (USSK) as well as various other transactions, none of which were individually material. Disposal of assets in the first six months of 2010 primarily reflects cash proceeds of approximately $60 million from the sale of U. S. Steel’s 44.6 percent interest in the Wabush Mines Joint Venture.

Borrowings against revolving credit facilities in the first six months of 2011 reflect amounts drawn under USSK’s €280 million total unsecured revolving credit facilities.

Repayments of revolving credit facilities in the first six months of 2011 reflect USSK’s repayment of the outstanding borrowings under its €280 million total unsecured revolving credit facilities. Repayments of revolving credit facilities in the first six months of 2010 reflect USSK’s repayment of the outstanding borrowings under its €200 million unsecured revolving credit facility.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes U. S. Steel’s liquidity as of June 30, 2011:

(Dollars in millions)

Cash and cash equivalents	$393
Amount available under $750 Million Credit Facility (a)	638
Amount available under Receivables Purchase Agreement	525
Amounts available under USSK credit facilities	224
Amounts available under USSS credit facilities	43

Total estimated liquidity	$1,823

(a)

As of June 30, 2011, there were no amounts drawn on the Amended Credit Agreement and inventory levels supported the full $750 million capacity of the facility. Since availability under the Amended Credit Agreement was greater than $112.5 million, compliance with the fixed charge coverage ratio was not applicable. However, based on the most recent four quarters, as of June 30, 2011, we would not meet the fixed charge coverage ratio. Therefore, we reduced the availability in the above table to $637.5 million.

As of June 30, 2011, $111 million of the total cash and cash equivalents was held by our foreign subsidiaries.

On July 20, 2011, U. S. Steel entered into an amendment and restatement of its $750 million Credit Agreement which increased the facility to $875 million, extended the term to July 20, 2016, added a minimum liquidity requirement to address the maturity of the 4% Senior Convertible Notes due in May 2014, reduced the fixed charge coverage ratio and the conditions under which it applies and made amendments to other terms and conditions.

Under the amended agreement, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability is less than the greater of 10% of the aggregate total commitments and $87.5 million.

As of June 30, 2011, U. S. Steel has a Receivables Purchase Agreement (RPA) under which eligible trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. If U. S. Steel decides to access this facility, USSR then sells senior undivided interests in up to $525 million of the eligible receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the eligible receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability is recorded.

The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. As of June 30, 2011, there were no receivables sold to third-party conduits under this facility and eligible accounts receivable supported $525 million of availability under the RPA. On July 18, 2011, U. S. Steel entered into an amendment of our RPA that increased the maximum amount of receivables eligible for sale by $100 million to $625 million, extended the term until July 18, 2014 and made amendments to other terms and conditions.

At June 30, 2011, USSK had €120 million (approximately $173 million) borrowed under its €200 million (approximately $289 million) revolving unsecured credit facility. The €120 million was borrowed during the second quarter to fund working capital needs.

At June 30, 2011, USSK had no borrowings under its €80 million credit facilities (which approximated $116 million) and the availability was approximately $108 million due to approximately $8 million of customs and other guarantees outstanding.

At June 30, 2011, U. S. Steel Serbia (USSS) had no borrowings against its facilities which consist of facilities for general corporate purposes of up to €20 million and facilities for overdrafts of up to 1 billion Serbian dinars (which together totaled approximately $43 million), subject in each case to a borrowing base calculation based upon the value of USSS’s inventory of finished and semi-finished inventory. At June 30, 2011, USSS inventory values were sufficient to utilize the entire amount of the facilities. The facilities expire on August 31, 2011.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $150 million of liquidity sources for financial assurance purposes as of June 30, 2011.

In the event of a bankruptcy of Marathon Oil Corporation, obligations of $236 million relating to Environmental Revenue Bonds and two capital leases may be declared immediately due and payable.

The maximum outstanding guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at June 30, 2011. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Our major cash requirements in 2011 are expected to be for capital expenditures, employee benefits and working capital requirements, including purchases of raw materials. We finished the second quarter of 2011 with $393 million of available cash and $1.8 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. As business conditions have started to recover, our working capital requirements have increased and any future increases may require us to draw upon our credit facilities for necessary cash. Should we experience a significant increase in orders or an unexpected need for funds that cannot be met with available cash and our liquidity facilities, we may need to access the capital markets.

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

Debt and Senior Convertible Notes Ratings

On June 23, 2011, Fitch Ratings lowered its ratings assigned to our senior unsecured debt.

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new material off-balance sheet arrangements during the first six months of 2011.

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

Our U.S. facilities are subject to the U.S. environmental standards, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA) and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), as well as state and local laws and regulations.

U. S. Steel Canada is subject to the environmental laws of Canada, which are comparable to environmental standards in the United States. Environmental regulation in Canada is an area of shared responsibility between the federal government and the provincial governments, which in turn delegate certain matters to municipal governments. Federal environmental statutes include the federal Canadian Environmental Protection Act, 1999 and the Fisheries Act. Various provincial statutes regulate environmental matters such as the release and remediation of hazardous substances; waste storage, treatment and disposal; and air emissions. As in the United States, Canadian environmental laws (federal, provincial and local) are undergoing revision and becoming more stringent.

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

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the European Commission. Based on actual CO2 emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. U. S. Steel entered into transactions to sell and swap a portion of our emissions allowances and recognized gains related to these transactions of approximately $6 million in both six month periods ended June 30, 2011 and 2010.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. Based on the current implementing regulations, U. S. Steel has recorded expense of $5 million and $10 million for the second quarter and first six months of 2011, respectively.

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

Environmental Remediation

In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 21 sites under CERCLA as of June 30, 2011. In addition, there are 13 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 40 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See note 20 to the Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the second quarter of 2011, U. S. Steel recorded a net decrease of $1 million to our accruals for environmental matters for U.S. and international facilities. The total accrual for such liabilities at June 30, 2011 was $191 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in note 14 to the Financial Statements.

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

The following table provides the required information for any notification received by our iron ore operations regarding any reportable information during the three months ended June 30, 2011:

Mine (MSHA ID)	Total # of Significant & Substantial violations under Act §104	Total # of orders under Act §104(b)	Total # of unwarrantable failure citations and orders under Act §104(d)	Total # of violations under Act §110(b)(2)	Total # of orders under Act §107(a)	Total dollar value of proposed assessments from MSHA	Total # of mining related fatalities	Received written notice under Act §104(e) (yes/no)?	Total # of Legal Actions Pending Before the Federal Mine Safety and Health Review Commission (a)
Mt. Iron (2100819, 2100820, 2100282)	36	0	0	0	0	$308,891	0	no	101
Keewatin (2103352)	20	0	0	0	0	$176,307	0	no	11

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

OUTLOOK

The United States and Europe continue to face an uneven economic recovery. The continuing fiscal uncertainty in the U.S. and Europe is not helping the situation. Reflecting the effects of a slowing economy, we expect to report an overall lower operating profit in the third quarter; however, we expect significant improvement in our Tubular operating income compared to the second quarter 2011.

Flat-rolled results for the third quarter are expected to decline compared to the second quarter 2011, reflecting lower average realized prices on our monthly index-based contracts and our spot market business as increasing capacity and imports have placed pressure on current transaction prices. Raw materials costs are expected to remain relatively stable, reflecting our iron ore, coke and coal positions. Shipments and raw steel utilization are expected to be in line with the second quarter.

We expect the third quarter results for our European segment to be in line with the second quarter 2011. Although we expect an overall decline in average realized prices, we expect seasonal effects to result in increased demand late in the quarter. Raw materials costs are expected to be in line with the second quarter.

Tubular third quarter results for 2011 are expected to improve significantly compared to the second quarter, driven by both increased shipments and improved average realized prices. Demand for energy-related tubular products is projected to increase during the third quarter, primarily due to the continued strength of horizontal and oil-directed drilling. In addition, substrate costs, in the form of hot-rolled bands supplied by our Flat-rolled segment, are expected to be lower throughout the quarter.

INTERNATIONAL TRADE

In May 2011, the U.S. International Trade Commission (ITC) concluded its five-year (sunset) reviews of antidumping orders against hot-rolled carbon steel flat products from Brazil and Japan, a countervailing duty order against hot-rolled carbon steel flat products from Brazil, and a suspended antidumping investigation concerning hot-rolled carbon steel flat products from Russia. It determined that terminating the existing suspended antidumping duty investigation on imports of product from Russia would be likely to lead to the continuation or recurrence of material injury within a reasonably foreseeable time, and that revoking the orders against product from Brazil and Japan would not be likely to lead to the continuation or recurrence of material injury within a reasonably foreseeable time. As a result, the orders against product from Brazil and Japan are subject to termination, while the suspended investigation against product from Russia will remain suspended.

The U.S. Department of Commerce (DOC) and the ITC are currently conducting five-year (sunset) reviews of the following international trade orders of interest to U. S. Steel: (i) antidumping orders against cut-to-length steel plate from India, Indonesia, Italy, Japan and Korea and countervailing duty orders against cut-to-length steel plate from India, Indonesia, Italy and Korea; (ii) antidumping orders against seamless standard, line and pressure pipe from Japan (large-diameter and small-diameter) and Romania (small-diameter); (iii) an antidumping order against tin- and chromium-coated steel sheet from Japan; and (iv) eight antidumping orders and one countervailing duty order against circular welded pipe up to 16” in diameter from Brazil, India, Korea, Mexico, Taiwan, Thailand, and Turkey.

On December 1, 2010, the Canadian International Trade Tribunal (CITT) initiated an expiry review of the Canadian antidumping orders against hot-rolled carbon and alloy steel sheet and strip from Brazil, China, Taiwan, India, South Africa and Ukraine and a subsidy order against India. On March 31, 2011, the Canada Border Services Agency (CBSA) found a likelihood of continued or resumed dumping with respect to respondent countries China, Brazil, Taiwan, India and Ukraine (and the likelihood of continued or resumed subsidization in the case of India) if the orders were to be rescinded, but it found that dumping from South Africa would not be likely to continue or resume. The CITT continued the expiry review with respect to Brazil, China, Taiwan, India and Ukraine by conducting a hearing in June 2011 and will announce in August 2011 whether the orders will be extended for an additional five years beyond August 15, 2011.

NEW ACCOUNTING STANDARDS

See note 2 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in U. S. Steel’s exposure to market risk from December 31, 2010.

Item 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2011. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
SEGMENT INCOME (LOSS) FROM OPERATIONS
Flat-rolled (a)	$374	$111	$338	$43
U. S. Steel Europe	(18)	19	(23)	31
Tubular (a)	31	97	63	143

Total reportable segments (a)	387	227	378	217
Other Businesses (a)	9	28	22	39
Items not allocated to segments (a)	(96)	(57)	(191)	(115)

Total income from operations	$300	$198	$209	$141
CAPITAL EXPENDITURES
Flat-rolled	$142	$74	$267	$154
U. S. Steel Europe	44	28	67	72
Tubular	33	13	64	13
Other Businesses	2	2	3	3

Total	$221	$117	$401	$242
OPERATING STATISTICS
Average realized price: ($/net ton) (b)
Flat-rolled	$803	$700	$761	$678
U. S. Steel Europe	930	687	870	649
Tubular	1,565	1,496	1,506	1,452
Steel Shipments: (b)(c)
Flat-rolled	3,936	4,061	7,890	7,633
U. S. Steel Europe	1,138	1,386	2,583	2,908
Tubular	424	433	849	743

Total Steel Shipments	5,498	5,880	11,322	11,284
Raw Steel-Production: (c)
Flat-rolled	4,894	4,979	9,492	9,165
U. S. Steel Europe	1,431	1,637	3,112	3,225
Raw Steel-Capability Utilization: (d)
Flat-rolled	81%	82%	79%	78%
U. S. Steel Europe	78%	89%	85%	88%

(a)

Amounts prior to the second quarter 2011 have been restated to reflect a change in our segment allocation methodology for postretirement benefit expenses. Under the revised allocation methodology, only service cost and amortization of prior service costs for active employees are allocated to segments. Interest cost, expected return on plan assets and actuarial gains and losses, a portion of which was historically allocated to segments, are no longer allocated to segments.

(b)	Excludes intersegment transfers.
(c)	Thousands of net tons.
(d)	Based on annual raw steel production capability of 24.3 million net tons for Flat-rolled and 7.4 million net tons for U. S. Steel Europe.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

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

ENVIRONMENTAL PROCEEDINGS

Gary Works

On March 4, 2010 the U.S. Environmental Protection Agency (EPA) notified U. S. Steel that the requirements of the January 26, 1998 Clean Water Act consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. As of June 30, 2011, project costs have amounted to $60.7 million. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel, following the Court’s termination of the Clean Water Act consent decree, will pay the public trustees $1.0 million for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $2 million at June 30, 2011.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for each of these sites with the exception of the D2/Refuse Area. Implementation of the D5 and TTP Area plans began during the third quarter of 2010 and is scheduled to be completed by December 31, 2011. Implementation of the T2 plan began in the first quarter of 2011. As of June 30, 2011, the accrued liability for estimated costs to close these sites is $18 million.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Through June 30, 2011, U. S. Steel had spent $33.5 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions. U. S. Steel received approval on a proposal to the EPA for a facility wide perimeter groundwater monitoring program and a sampling and analysis plan (SAP) for several SWMUs in the Solid Waste Management Areas east of the Vessel Slip Turning Basin. U. S. Steel has also received a partial approval on a second SAP for investigating a portion of the sediments behind the East Breakwall. Implementation of these programs continued during the second quarter of 2011. Additional studies and proposals have been submitted to EPA. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for all of the above projects was approximately $26 million as of June 30, 2011, based on the estimated remaining costs.

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

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and field work was completed early in the second quarter of 2011. Final completion of the Closure Plan is pending establishment of a full vegetative cover over the project area. As of June 30, 2011, $3.9 million has been spent on the project. The remaining cost is estimated to be $604,000 and was recorded as an accrued liability as of June 30, 2011.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $676,000. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 20 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel paid a civil penalty of $1 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. ADEM is currently reviewing the Phase II RFI work plan. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. As of June 30, 2011, costs to complete the remediation of this area have amounted to $1.3 million. In total, the accrued liability was approximately $1 million as of June 30, 2011, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 20 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and AOCs is complete and under review by OEPA. As of June 30, 2011, U. S. Steel has spent $765,000 on studies at this site. Costs to complete additional projects are estimated to be $45,000. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 20 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

A final design plan has been submitted to OEPA for the installation of a seep collection system at the D2 landfill. Work on the seep collection system is expected to be completed by the end of 2011. The cost is expected to be approximately $1 million and was recorded as an accrued liability as of June 30, 2011.

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

Great Lakes Works

On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order (the Order) that resolves alleged violations of Clean Water Act National Pollutant Discharge Elimination System (NPDES) permits at the Great Lakes Works facility. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. As of June 30, 2011, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements.

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

Granite City Works

U. S. Steel received two NOVs, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop at our Granite City Works facility. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). IEPA referred the two NOVs to the Illinois Attorney General’s Office for enforcement. On December 18, 2007, U. S. Steel and IEPA entered into a consent order (State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation), which resolved the issues raised in the two NOVs. In December 2006, IEPA added to its complaint by adding a release of coke oven gas in February 2006. The Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Order; and (4) submit to IEPA a revised permit application with the correct sulfur dioxide emission factors. In February 2011, U. S. Steel demonstrated compliance with the applicable requirements and in March 2011, U. S. Steel certified compliance with the applicable regulations. U. S. Steel continues to negotiate permit modifications to address the blast furnace gas sulfur dioxide emission factor as required by the Order.

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

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of June 30, 2011, U. S. Steel has spent $17.4 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel has recorded a liability of $65 million as of June 30, 2011, for our estimated share of the remaining costs of remediation, including the construction, waste management, closure and post closure of a CAMU.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility, five of which require further remediation. Two SWMUs may not require further action pending a No Further Action decision by the California Department of Toxic Substances Control (DTSC). Of the five SWMUs requiring remediation, U. S. Steel has completed investigation of two SWMUs and studies are ongoing concerning the other three. Discussions with the DTSC regarding possible future corrective measures for these three SWMUs are in progress. While it is likely that corrective measures will be required at these SWMUs, it is not possible at this time to define a scope or estimate costs for what may be required by DTSC. It is reasonably possible that additional costs of as much as $25 to $45 million may be incurred at this site in combination with four other projects. See note 20 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Other

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. At June 30, 2011, an accrual of $77,000 remains available for these project contingencies.

On January 18, 2011, KDHE signed a Consent Agreement and Final Order (CAFO) which obligates U. S. Steel to prepare and implement a corrective action plan for two sites in Girard, Kansas. The sites are referred to as the Girard Zinc Works and the Cherokee Lanyon #2 site. The CAFO recognizes a single project incorporating the corrective action for both sites. U. S. Steel has submitted a corrective action plan and awaits agency approval. As of June 30, 2011, U. S. Steel has an accrued liability of approximately $2 million to conduct the remedial measure.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures has been initiated and is expected to be completed late in 2011. The accrued liability for U. S. Steel’s share to implement the remedial measure with long term monitoring was approximately $2 million as of June 30, 2011. U. S. Steel and others have filed a lawsuit seeking contribution from approximately 50 parties that used the site.

The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $109 million). The national and provincial governments have each allocated C$30 million (approximately $31 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $31 million). USSC committed C$7 million (approximately $7 million) as its contribution but has since been asked by the regulatory agencies to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million) instead. The steel contribution is expected to be made in 2013. As of June 30, 2011, U. S. Steel has an accrued liability of approximately $10 million related to this commitment reflecting the revised contribution requirement.

ASBESTOS LITIGATION

As of June 30, 2011, U. S. Steel was a defendant in approximately 620 active cases involving approximately 3,160 plaintiffs. At December 31, 2010, U. S. Steel was a defendant in approximately 550 active cases involving approximately 3,090 plaintiffs.

About 2,575, or approximately 82 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2008 through 2011 involve individual or small groups of claimants.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 260 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2008	3,000	400	450	3,050	$13
December 31, 2009	3,050	200	190	3,040	$7
December 31, 2010	3,040	200	250	3,090	$8
June 30, 2011	3,090	80	150	3,160	$5

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

We may be adversely impacted by recent events in Japan

A number of our customers, particularly in the automotive market, rely upon suppliers in Japan for certain components of their product. During the second quarter of 2011, some customers reduced their anticipated orders of our products due to the supply chain disruption and these impacts may extend into the third quarter.

The terms of our indebtedness contain a new liquidity requirement that may limit our flexibility

The July 20, 2011 amendment and restatement of our $750 million Credit Agreement, which was increased to $875 million, requires that, beginning on February 13, 2014 and extending until the repayment or conversion of the 4.00% Senior Convertible Notes (Notes), we maintain minimum liquidity of at least $350 million if the aggregate outstanding principal amount of the Notes is $350 million or greater or $175 million if the outstanding principal amount is lower than $350 million. The minimum domestic liquidity (as further defined in the agreement) must include at least $145 million of facility availability under the $875 million Credit Agreement.

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

UNITED STATES STEEL CORPORATION

By	/s/ Gregory A. Zovko

Gregory A. Zovko
Vice President and Controller

July  26, 2011

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.