Form 10-Q
period 2011-09-30
UNITED STATES STEEL CORP
filed 2011-10-25
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Yes      No Ö

Common stock outstanding at October 20, 2011 – 143,997,819 shares

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2011	2010	2011	2010
Net sales:
Net sales	$4,769	$4,221	$14,110	$12,119
Net sales to related parties (Note 19)	312	276	955	955

Total	5,081	4,497	15,065	13,074

Operating expenses (income):
Cost of sales (excludes items shown below)	4,560	4,321	13,679	12,144
Selling, general and administrative expenses	181	148	550	448
Depreciation, depletion and amortization (Note 5)	172	163	512	490
Income from investees	(27)	(9)	(66)	(13)
Net (gain) loss on disposal of assets (Notes 4 and 20)	-	14	(10)	9
Other income, net	(4)	(2)	(8)	(7)

Total	4,882	4,635	14,657	13,071

Income (loss) from operations	199	(138)	408	3
Interest expense	47	50	145	145
Interest income	(1)	(1)	(4)	(5)
Other financial costs (income) (Note 7)	98	(127)	(5)	40

Net interest and other financial costs (income)	144	(78)	136	180
Income (loss) before income taxes	55	(60)	272	(177)
Income tax provision (benefit) (Note 9)	33	(9)	114	56

Net income (loss)	22	(51)	158	(233)
Less: Net income attributable to noncontrolling interests	-	-	-	-

Net income (loss) attributable to United States Steel Corporation	$22	$(51)	$158	$(233)

Income (loss) per common share (Note 10):
Net income (loss) per share attributable to United States Steel Corporation shareholders:
- Basic	$0.15	$(0.35)	$1.10	$(1.62)
- Diluted	$0.15	$(0.35)	$1.02	$(1.62)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$270	$578
Receivables, less allowance of $52 and $48	2,398	1,921
Receivables from related parties (Note 19)	129	102
Receivables sold to third party conduits (Note 13)	75	-
Inventories (Note 11)	2,843	2,352
Income tax receivable (Note 9)	11	175
Deferred income tax benefits (Note 9)	128	125
Other current assets	80	51

Total current assets	5,934	5,304
Property, plant and equipment	16,455	15,890
Less accumulated depreciation and depletion	9,867	9,404

Total property, plant and equipment, net	6,588	6,486
Investments and long-term receivables, less allowance of $19 and $22	685	670
Intangibles – net (Note 5)	264	275
Goodwill (Note 5)	1,749	1,760
Deferred income tax benefits (Note 9)	400	515
Other noncurrent assets	311	340

Total assets	$15,931	$15,350
Liabilities
Current liabilities:
Accounts payable	$2,070	$1,738
Accounts payable to related parties (Note 19)	91	66
Bank checks outstanding	52	30
Payroll and benefits payable	1,005	938
Accrued taxes (Note 9)	128	116
Accrued interest	75	43
Short-term debt and current maturities of long-term debt (Note 13)	217	216
Borrowings under Receivables Purchase Agreement (Note 13)	75	-

Total current liabilities	3,713	3,147
Long-term debt, less unamortized discount (Note 13)	3,641	3,517
Employee benefits	3,942	4,365
Deferred credits and other noncurrent liabilities	465	469

Total liabilities	11,761	11,498

Contingencies and commitments (Note 20)
Stockholders’ Equity (Note 18):
Common stock (150,925,911 shares issued) (Note 10)	151	151
Treasury stock, at cost (6,928,092 and 7,251,715 shares)	(550)	(580)
Additional paid-in capital	3,643	3,650
Retained earnings	3,834	3,698
Accumulated other comprehensive loss	(2,909)	(3,068)

Total United States Steel Corporation stockholders’ equity	4,169	3,851

Noncontrolling interests	1	1

Total liabilities and stockholders’ equity	$15,931	$15,350

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$158	$(233)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization (Note 5)	512	490
Provision for doubtful accounts	4	8
Pensions and other postretirement benefits	(74)	(183)
Deferred income taxes	10	20
Net (gain) loss on disposal of assets (Notes 4 and 20)	(10)	9
Distributions received, net of equity investees income	(49)	(8)
Changes in:
Current receivables	(576)	(767)
Inventories	(511)	(712)
Current accounts payable and accrued expenses	443	689
Income taxes receivable/payable (Note 9)	148	107
Bank checks outstanding	21	62
Currency remeasurement (gain)/loss	(26)	9
All other, net	58	31

Net cash provided by (used in) operating activities	108	(478)

Investing activities:
Capital expenditures	(626)	(426)
Disposal of assets	16	103
Change in restricted cash, net	21	(6)
Investments, net	(22)	(29)

Net cash used in investing activities	(611)	(358)

Financing activities:
Revolving credit facilities – borrowings	3,316	25
– repayments	(3,163)	(297)
Proceeds from (payments on) Receivables Purchase Agreement	75	-
Issuance of long-term debt, net of financing costs	-	669
Repayment of long-term debt	(18)	(105)
Common stock issued	4	3
Distributions from (to) noncontrolling interests	1	-
Dividends paid	(22)	(22)

Net cash provided by financing activities	193	273

Effect of exchange rate changes on cash	2	(12)

Net decrease in cash and cash equivalents	(308)	(575)
Cash and cash equivalents at beginning of year	578	1,218

Cash and cash equivalents at end of period	$270	$643

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

On September 15, 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011 but early adoption is permitted. U. S. Steel did not elect early adoption. U. S. Steel does not expect material financial statement implications relating to the adoption of this ASU.

On September 21, 2011, the FASB issued Accounting Standards Update No. 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (ASU 2011-09), which amends the guidance in ASC 715-80. The amendments in ASU 2011-09 are intended to provide more information about an employer’s financial obligations to multiemployer pension plans and multiemployer other postretirement benefits plans and, therefore, help financial statement users better understand the financial health of all of the significant plans in which the employer participates. ASU 2011-09 is effective for annual periods ending after December 15, 2011. U. S. Steel will provide increased disclosures related to its participation in the Steelworkers Pension Trust, a multi-employer pension plan, upon adoption of this ASU.

3.	Segment Information

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), and Tubular Products (Tubular). The results of several other operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income (loss) from operations. Income (loss) from operations for reportable segments and Other Businesses does not include net interest and other financial costs (income), income taxes, postretirement benefit expenses (other than service cost and amortization of prior service cost for active employees) and certain other items that management believes are not indicative of future results. Information on segment assets is not disclosed, as it is not reviewed by the chief operating decision maker.

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

The results of segment operations for the three months ended September 30, 2011 and 2010 are:

(In millions) Third Quarter 2011	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$3,136	$351	$3,487	$29	$203
USSE	1,072	6	1,078	-	(50)
Tubular	846	2	848	(2)	134

Total reportable segments	5,054	359	5,413	27	287
Other Businesses	27	74	101	-	8
Reconciling Items and Eliminations	-	(433)	(433)	-	(96)
Total	$5,081	$-	$5,081	$27	$199
Third Quarter 2010
Flat-rolled	$2,763	$255	$3,018	$11	$(161)
USSE	1,034	-	1,034	-	(25)
Tubular	680	1	681	(2)	113

Total reportable segments	4,477	256	4,733	9	(73)
Other Businesses	20	69	89	-	8
Reconciling Items and Eliminations	-	(325)	(325)	-	(73)
Total	$4,497	$-	$4,497	$9	$(138)

The results of segment operations for the nine months ended September 30, 2011 and 2010 are:

(In millions) First Nine Months 2011	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$9,409	$1,002	$10,411	$76	$541
USSE	3,391	67	3,458	-	(73)
Tubular	2,183	5	2,188	(11)	197

Total reportable segments	14,983	1,074	16,057	65	665
Other Businesses	82	210	292	1	30
Reconciling Items and Eliminations	-	(1,284)	(1,284)	-	(287)
Total	$15,065	$-	$15,065	$66	$408
First Nine Months 2010
Flat-rolled	$8,181	$777	$8,958	$15	$(118)
USSE	2,983	46	3,029	1	6
Tubular	1,804	4	1,808	(3)	256

Total reportable segments	12,968	827	13,795	13	144
Other Businesses	106	264	370	-	47
Reconciling Items and Eliminations	-	(1,091)	(1,091)	-	(188)
Total	$13,074	$-	$13,074	$13	$3

The following is a schedule of reconciling items to (loss) income from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Items not allocated to segments:
Postretirement benefit expense (a)	$(96)	$(58)	$(287)	$(173)
Other items not allocated to segments:
Net loss on the sale of assets (Note 4)	-	(15)	-	(15)

Total other items not allocated to segments	-	(15)	-	(15)

Total reconciling items	$(96)	$(73)	$(287)	$(188)

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

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2011 are as follows:

	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at December 31, 2010	$922	$4	$834	$1,760
Currency translation and other adjustments	(11)	-	-	(11)

Balance at September 30, 2011	$911	$4	$834	$1,749

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. We have two reporting units that have a significant amount of goodwill. Our Flat-rolled reporting unit was allocated goodwill from the Stelco Inc. (Stelco) and Lone Star Technologies Inc. (Lone Star) acquisitions in 2007. These amounts reflect the benefits we expect the Flat-rolled reporting unit to realize from expanding our flexibility in meeting our customers’ needs and running our Flat-rolled facilities at higher operating rates to source our semi-finished product needs. Our Texas Operations reporting unit, which is part of our Tubular reportable segment, was allocated goodwill from the Lone Star acquisition, reflecting the benefits we expect the reporting unit to realize from the expansion of our tubular operations. Other adjustments relate to revisions to purchase price allocations.

Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. U. S. Steel completed its annual goodwill impairment test during the third quarter of 2011 and determined that there was no goodwill impairment for any of the reporting units. Fair value was determined in accordance with the guidance in ASC Topic 820 which requires consideration of the income, market and cost approaches as applicable.

For the 2011 annual goodwill impairment test, U. S. Steel used fair values estimated under the income approach and the market approach. U. S. Steel did not utilize the cost approach as relevant data was not available.

The income approach is based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. Fair values for the Flat-rolled and Texas Operations reporting units were estimated using probability weighted scenarios of future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. A three percent perpetual growth rate was used to arrive at an estimated terminal value. A discount rate of 10 percent was used for both reporting units and was based upon the cost of capital of other comparable steel companies, which we view as the most likely market participants, as of the date of our goodwill impairment test.

The market approach is based upon an analysis of valuation metrics for companies comparable to each reporting unit. Fair values for the Flat-rolled and Texas Operations reporting units were estimated using an appropriate valuation multiple based on this analysis, estimated normalized earnings and an estimated control premium.

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

Goodwill impairment tests in 2010 and prior years also indicated that goodwill was not impaired for any reporting unit. Accordingly, there are no accumulated impairment losses for goodwill.

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of September 30, 2011			As of December 31, 2010
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$217	$41	$176	$220	$34	$186
Other	2-20 Years	23	10	13	23	9	14

Total amortizable intangible assets		$240	$51	$189	$243	$43	$200

The carrying amount of acquired water rights with indefinite lives as of September 30, 2011 and December 31, 2010 totaled $75 million. The water rights are tested for impairment annually in the third quarter by comparing the fair value of acquired water rights with their carrying amount. The 2011 and prior year tests indicated that the fair value of the water rights exceeded the carrying value. Accordingly, no impairment loss was recognized.

Amortization expense was $2 million in both the three months ended September 30, 2011 and 2010 and was $8 million and $7 million in the nine months ended September 30, 2011 and 2010, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is $3 million for the remaining portion of 2011 and $11 million each year from 2012 to 2015.

6.	Pensions and Other Benefits

The following table reflects the components of net periodic benefit cost for the three months ended September 30, 2011 and 2010:

	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Service cost	$28	$25	$6	$6
Interest cost	128	135	52	57
Expected return on plan assets	(157)	(167)	(26)	(27)
Amortization of prior service cost	6	6	6	5
Amortization of net loss (gain)	88	55	1	(3)

Net periodic benefit cost, excluding below	93	54	39	38
Multiemployer plans	17	14	-	-

Net periodic benefit cost	$110	$68	$39	$38

The following table reflects the components of net periodic benefit cost for the nine months ended September 30, 2011 and 2010:

	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Service cost	$84	$76	$18	$16
Interest cost	384	406	157	171
Expected return on plan assets	(469)	(502)	(79)	(81)
Amortization of prior service cost	16	18	19	17
Amortization of net loss (gain)	264	164	4	(9)

Net periodic benefit cost, excluding below	279	162	119	114
Multiemployer plans	48	42	-	-
Settlement, termination and curtailment benefits	-	3	-	-

Net periodic benefit cost	$327	$207	$119	$114

Employer Contributions

During the first nine months of 2011, U. S. Steel made voluntary contributions of $140 million to its main defined benefit pension plan. U. S. Steel also made $70 million in required cash contributions to the USSC pension plans, cash payments of $46 million to the Steelworkers’ Pension Trust and $21 million to other defined benefit pension plans.

During the first nine months of 2011, cash payments of $233 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $10 million and $8 million for the three months ended September 30, 2011 and 2010, respectively. Company contributions to defined contribution plans totaled $29 million and $14 million for the nine months ended September 30, 2011 and 2010, respectively.

Health Care Legislation

The Patient Protection and Affordable Care Act of 2010 (“PPACA”) includes many provisions impacting health care and health insurance coverage in the U.S. Beginning in 2013, PPACA eliminates the tax deductibility of retiree prescription drug expenses allocable to the Medicare

Part D subsidies received by an employer. U. S. Steel recorded a tax charge of $27 million in the first quarter of 2010 to adjust deferred tax assets in order to recognize the estimated future tax effects. The Company believes that its retiree health indemnity plans are exempt from the PPACA’s group market reform requirements, but that the HMO plans in which many retirees participate may be required to implement these new requirements, thereby potentially resulting in higher premiums for these retirees. Based on the guidance that has been issued to date with respect to the PPACA provision which imposes an excise tax on high-cost employer-sponsored health plan coverage beginning in 2018, the Company believes it has a de minimis liability exposure for such future excise taxes on retiree medical benefits. Also, the Federal government has approved the Company’s applications under the Early Retiree Reinsurance Program (ERRP), which is a temporary program established under the PPACA to reimburse the sponsor of employment-based health plans for a portion of the cost of health care benefits provided to pre-Medicare participants. The Company received approximately $12 million of ERRP reimbursements in the first nine months of 2011 and expects to receive additional reimbursements in the fourth quarter of 2011.

7.	Other Financial Costs (Income)

Other financial costs (income) include financing costs as well as foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s subsidiaries. During the three months ended September 30, 2011 and 2010, net foreign currency losses of $92 million and gains of $135 million, respectively, were recorded in other financial costs (income). During the nine months ended September 30, 2011 and 2010, net foreign currency gains of $26 million and losses of $19 million, respectively, were recorded in other financial costs (income). The foreign currency gains and losses were primarily due to the accounting remeasurement of a $1.6 billion U.S. dollar-denominated intercompany loan to a European subsidiary, partially offset by gains on euro-U.S. dollar derivatives activity. See note 12 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

8.	Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under several stock-based employee compensation plans, which are more fully described in note 14 of the United States Steel Corporation 2010 Annual Report on Form 10-K. An aggregate of 15,450,000 shares of U. S. Steel common stock may be issued under the Plan. As of September 30, 2011, 8,694,281 shares are available for future grants.

U. S. Steel recognized pre-tax stock-based compensation cost in the amount of $8 million and $9 million in the three months ended September 30, 2011 and 2010, respectively, and $24 million and $20 million in the first nine months of 2011 and 2010, respectively.

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

As of September 30, 2011, total future compensation cost related to nonvested stock-based compensation arrangements was $45 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.3 years.

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

Tax provision

For the nine months ended September 30, 2011 and 2010, we recorded a tax provision of $114 million on our pretax income of $272 million and a tax provision of $56 million on our pretax loss of $177 million, respectively. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia, which are jurisdictions where we have recorded full valuation allowances on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. Included in the first nine months of the 2010 tax provision is a net tax benefit of $30 million relating to adjustments to tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in the first quarter of 2010 (see note 6).

The tax provision for the first nine months of 2011 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2011 pretax results for U.S. and foreign income or loss vary from estimates applied at the end of the most recent interim period, the actual tax provision or benefit recognized in 2011 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2011.

Income tax receivable

During 2011, U. S. Steel received a net federal income tax refund of $121 million. The income tax receivable of $11 million at September 30, 2011 reflects additional income tax refunds that we expect to receive.

Unrecognized tax benefits

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance found in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $112 million at September 30, 2011 and $115 million at December 31, 2010. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $101 million and $100 million as of September 30, 2011 and December 31, 2010, respectively.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of September 30, 2011 and December 31, 2010, U. S. Steel had accrued liabilities of $7 million and $4 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have any liabilities recorded for income tax penalties.

It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax issues will not change by a significant amount.

Deferred taxes

As of September 30, 2011, the net domestic deferred tax asset was $453 million compared to $563 million at December 31, 2010. A substantial amount of U. S. Steel’s domestic deferred tax assets relate to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

As of September 30, 2011, the net foreign deferred tax asset was $75 million, net of established valuation allowances of $955 million. At December 31, 2010, the net foreign deferred tax asset was $77 million, net of established valuation allowances of $870 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar, the euro, and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and

Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $863 million for Canadian deferred tax assets and $83 million for Serbian deferred tax assets as of September 30, 2011, would be partially or fully reversed. Any reversals of these amounts would result in a decrease to income tax expense.

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

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2011	2010	2011	2010
Net income (loss) attributable to United States Steel
Corporation shareholders	$22	$(51)	$158	$(233)
Plus income effect of assumed conversion-interest on convertible notes	-	-	16	-

Net income (loss) after assumed conversion	$22	$(51)	$174	$(233)

Weighted-average shares outstanding (in thousands):
Basic	144,067	143,660	143,932	143,521
Effect of convertible notes	-	-	27,059	-
Effect of stock options, restricted stock units and performance awards	385	-	543	-

Adjusted weighted-average shares outstanding, diluted	144,452	143,660	171,534	143,521

Basic earnings per common share	$0.15	$(0.35)	$1.10	$(1.62)

Diluted earnings per common share	$0.15	$(0.35)	$1.02	$(1.62)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Securities granted under the 2005 Stock Incentive Plan	2,657	3,525	1,924	3,525
Securities convertible under the Senior Convertible Notes	27,059	27,059	-	27,059

Total	29,716	30,584	1,924	30,584

Dividends Paid Per Share

The dividend for each of the first three quarters of 2011 and 2010 was five cents per common share.

11.	Inventories

Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At September 30, 2011 and December 31, 2010, the LIFO method accounted for 49 percent and 48 percent of total inventory values, respectively.

(In millions)	September 30, 2011	December 31, 2010
Raw materials	$1,161	$949
Semi-finished products	972	851
Finished products	608	449
Supplies and sundry items	102	103

Total	$2,843	$2,352

Current acquisition costs were estimated to exceed the above inventory values by $1.2 billion and $885 million at September 30, 2011 and December 31, 2010, respectively. Cost of sales was increased by $3 million and reduced by $1 million in the three months ended September 30, 2011 and 2010, respectively, as a result of liquidations of LIFO inventories. Cost of sales was reduced by less than $1 million and $2 million in the first nine months of 2011 and 2010, respectively, as a result of liquidations of LIFO inventories.

Lower of cost or market charges were approximately $15 million and $20 million in the three months ended September 30, 2011 and 2010, respectively and were approximately $25 million in each of the nine months ended September 30, 2011 and 2010.

Inventory includes $89 million and $91 million of land held for residential or commercial development as of September 30, 2011 and December 31, 2010, respectively.

From time to time, U. S. Steel enters into coke swap agreements designed to reduce transportation costs. U. S. Steel shipped and received approximately 720,000 tons and 540,000 tons of coke under swap agreements during the first nine months of 2011 and 2010, respectively.

U. S. Steel also has entered into iron ore pellet swap agreements. U. S. Steel shipped and received approximately 1,629,000 tons and 1,260,000 tons of iron ore pellets under swap agreements during the first nine months of 2011 and 2010, respectively.

The coke and iron ore pellet swaps are recorded at cost as nonmonetary transactions. There was no income statement impact related to these swaps in either 2011 or 2010.

12.	Derivative Instruments

U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars and euros. USSC’s revenues and costs are denominated in both Canadian and U.S. dollars. In addition, foreign cash requirements have been, and in the future, may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can affect income when remeasured at the end of each period. A $1.6 billion U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary was the primary exposure at September 30, 2011.

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

As of September 30, 2011, U. S. Steel held euro forward sales contracts with a total notional value of approximately $463 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

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

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,
(In millions)	Balance Sheet Location	Fair Value September 30, 2011	Fair Value December 31, 2010
Foreign exchange forward contracts	Accounts receivable (payable)	$15	($11)

	September 30,	September 30,	September 30,
	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended September 30, 2011	Nine Months ended September 30, 2011
Foreign exchange forward contracts	Other financial costs (income)	$28	($6)

	September 30,	September 30,	September 30,
	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended September 30, 2010	Nine Months ended September 30, 2010
Foreign exchange forward contracts	Other financial costs (income)	($40)	($5)

In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.

13.	Debt

(In millions)	Interest Rates %	Maturity	September 30, 2011	December 31, 2010
2037 Senior Notes	6.65	2037	$350	$350
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	863
2013 Senior Notes	5.65	2013	300	300
Province Note (C$150 million)	1.00	2015	144	150
Environmental Revenue Bonds	4.75 - 6.88	2011 - 2030	458	458
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2011 - 2012	10	20
Other capital leases and all other obligations		2011 - 2014	10	18
Amended Credit Agreement, $875 million	Variable	2016	-	-
USSK Revolver, €200 million	Variable	2013	142	-
USSK credit facilities, €80 million	Variable	2012 - 2015	-	-
USSS credit facilities, €20 and 1 billion Serbian Dinar	Variable	2012	-	-

Total Debt			3,897	3,779
Less Province Note fair value adjustment			30	36
Less unamortized discount			9	10
Less short-term debt and long-term debt due within one year			217	216

Long-term debt			$3,641	$3,517

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

Obligations relating to Environmental Revenue Bonds

U. S. Steel is the ultimate obligor on $458 million of Environmental Revenue Bonds. As of September 30, 2011, U. S. Steel has refunded a portion of these bonds and is the direct underlying obligor on $260 million of these bonds. U. S. Steel is obligated on the remainder ($198 million, which includes $2 million of call premiums) under an agreement that was entered into when it separated from Marathon Oil Corporation (Marathon) on December 31, 2001 (the Separation). The agreement provides that on or before the tenth anniversary of the Separation (December 31, 2011), U. S. Steel will provide for the discharge of Marathon from any remaining liability under any of these bond obligations by retiring or refunding these bonds, or amending them to relieve Marathon’s liability.

Amended Credit Agreement

On July 20, 2011, U. S. Steel entered into an amendment and restatement of its $750 million Credit Agreement dated as of June 12, 2009 (Amended Credit Agreement) which increased the facility to $875 million, extended the term to July 20, 2016, added a minimum liquidity requirement to address the maturity of the 4% Senior Convertible Notes due in May 2014, reduced the fixed charge coverage ratio and increased the availability by $25 million prior to its measurement and made amendments to other terms and conditions.

As of September 30, 2011, there were no amounts drawn on the Amended Credit Agreement and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. However, based on the most recent four quarters, as of September 30, 2011, we would not meet this covenant if we were to borrow more than $787.5 million under this agreement. If the value of inventory does not support the full amount of the facility or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

Receivables Purchase Agreement

As of September 30, 2011, U. S. Steel has a Receivables Purchase Agreement (RPA) under which eligible trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. If U. S. Steel decides to access this facility, USSR then sells senior undivided interests in the eligible receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the eligible receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability is recorded. On July 18, 2011, U. S. Steel entered into an amendment of our RPA that increased the maximum amount of receivables eligible for sale by $100 million to $625 million, extended the term until July 18, 2014 and made amendments to other terms and conditions.

At September 30, 2011 and December 31, 2010, eligible accounts receivable supported $625 million and $525 million of availability under the RPA, respectively. Receivables Sold to Third-Party Conduits and Borrowings under Receivables Purchase Agreement of $75 million were recorded on the Consolidated Balance Sheet at September 30, 2011. There were no receivables sold to third-party conduits under this facility at December 31, 2010. The subordinated retained interest at September 30, 2011 and December 31, 2010 was $550 million and $525 million, respectively. The net book value of U. S. Steel’s retained interest in the eligible receivables represents the best estimate of the fair market value due to the short-term nature of the receivables.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We paid $1 million in each of the three month periods ended September 30, 2011 and 2010 and $3 million and $4 million for the nine months ended September 30, 2011 and 2010, respectively relating to fees on the RPA.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. During the nine months ended September 30, 2011, collection of eligible accounts receivable of

$141 million were reinvested. As there were no receivables sold to third-party conduits under this facility during the nine months ended September 30, 2010, there were no collections reinvested.

The eligible accounts receivable and receivables sold to third-party conduits are summarized below:

(In millions)	September 30, 2011	December 31, 2010
Balance of accounts receivable-net, eligible for sale to third-party conduits	$1,215	$1,004
Accounts receivable sold to third-party conduits	75	-

Accounts receivable-net, included in the accounts receivable balance on the balance sheet of U. S. Steel	$1,140	$1,004

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations and may also be terminated upon a change of control.

Change in control event

In the event of a change in control of U. S. Steel, debt obligations totaling $3,279 million at September 30, 2011, which includes the Senior Notes, Senior Convertible Notes, borrowings under U. S. Steel Košice credit facilities and borrowings under the Receivables Purchase Agreement may be declared immediately due and payable. In addition, the Amended Credit Agreement may be terminated and any amount outstanding thereunder may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $28 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel Košice (USSK) credit facilities

At September 30, 2011, USSK had €105 million (approximately $142 million) borrowed under its €200 million (approximately $270 million) revolving unsecured credit facility.

At September 30, 2011, USSK had no borrowings under its €80 million credit facilities (which approximated $108 million) and the availability was approximately $107 million due to approximately $1 million of customs and other guarantees outstanding.

U. S. Steel Serbia (USSS) credit facilities

At September 30, 2011, USSS had no borrowings under its facilities which consist of facilities for general corporate purposes of up to €20 million and facilities for overdrafts of up to 1 billion Serbian dinars (which together totaled approximately $43 million), subject in each case to a borrowing base calculation based upon the value of USSS’s inventory of finished and semi-finished inventory. On July 29, 2011, USSS entered into new facilities on substantially similar terms as the facilities that were to expire on August 31, 2011. The new facilities expire on August 31, 2012. At September 30, 2011, USSS inventory values were sufficient to utilize the entire amount of the facilities.

14.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	September 30, 2011	December 31, 2010
Balance at beginning of year	$39	$45
Additional obligations incurred	-	1
Obligations settled	(3)	(7)
Foreign currency translation effects	-	(2)
Accretion expense	2	2

Balance at end of period	$38	$39

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

Gateway Energy & Coke Company, LLC

Gateway Energy & Coke Company, LLC (Gateway) is a wholly owned subsidiary of SunCoke Energy, Inc. in which U. S. Steel has no ownership interest. Gateway has constructed a heat recovery coke plant with an annual capacity of 650,000 tons of coke that began operations in the fourth quarter of 2009 at U. S. Steel’s Granite City Works. U. S. Steel has a 15-year arrangement to purchase coke from Gateway under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of September 30, 2011, a maximum default payment of approximately $257 million would apply if U. S. Steel terminates the agreement.

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

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB), in which U. S. Steel has a 50% ownership interest, was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. The economic performance of DRB is significantly impacted by the fair value of the underlying property. The activities that most directly impact DRB’s economic performance are the development, marketing, and sale of the underlying property, none of which are directed by U. S. Steel. Since U. S. Steel does not have the power to direct the activities that most significantly impact DRB’s economic performance, U. S. Steel is not the primary beneficiary. Accordingly, U. S. Steel deconsolidated DRB and began accounting for this entity using the equity method of accounting effective January 1, 2010.

16.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding, accrued interest and borrowings sold to third party conduits included in the Consolidated Balance Sheet approximate fair value. See note 12 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$31	$31	$46	$46

Financial liabilities:
Debt (b)	$3,679	$3,838	$4,512	$3,695
(a)	Excludes equity method investments.
(b)	Excludes capital lease obligations.

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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see note 20.

17.	Comprehensive Income (Loss)

The following table reflects the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net income (loss)	$22	$(51)	$158	$(233)
Changes in foreign currency translation adjustments, net of tax	(136)	87	(39)	(47)
Changes in employee benefit accounts, net of tax	67	29	198	128

Comprehensive (loss) income	$(47)	$65	$317	$(152)

18.	Statement of Changes in Stockholders’ Equity

The following table reflects the first nine months of 2011 and 2010 reconciliation of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

Nine Months Ended September 30, 2011	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,852		$3,698	$(3,068)	$151	$(580)	$3,650	$1
Comprehensive income:
Net income	158	158	158
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	198	198		198
Currency translation adjustment	(39)	(39)		(39)
Employee stock plans	23					30	(7)
Dividends paid on common stock	(22)		(22)

Balance at September 30, 2011	$4,170	$317	$3,834	$(2,909)	$151	$(550)	$3,643	$1

Nine Months Ended September 30, 2010	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,979		$4,209	$(2,728)	$151	$(608)	$3,652	$303
Comprehensive income:
Net loss	(233)	(233)	(233)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	128	128		128
Currency translation adjustment	(47)	(47)		(47)
Employee stock plans	17					24	(7)
Dividends paid on common stock	(22)		(22)
Adoption of ASC Topic 810	(301)							(301)
Cumulative effect of ASC Topic 810 adoption	(1)		(1)
Other	(1)							(1)

Balance at September 30, 2010	$4,519	$(152)	$3,953	$(2,647)	$151	$(584)	$3,645	$1

19.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $312 million and $276 million for the three months ended September 30, 2011 and 2010, respectively, and $955 million for both of the nine months ended September 30, 2011 and 2010.

Purchases from related parties for outside processing services provided by equity investees amounted to $13 million and $25 million for the three months ended September 30, 2011 and 2010, respectively and $41 million and $72 million for the nine months ended September 30, 2011 and 2010, respectively. Purchases of iron ore pellets from related parties amounted to $55 million and $37 million for the three months ended September 30, 2011 and 2010, respectively and $164 million and $100 million for the nine months ended September 30, 2011 and 2010, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $88 million and $62 million at September 30, 2011 and December 31, 2010, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $3 million and $4 million at September 30, 2011 and December 31, 2010, respectively.

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

Asbestos matters – As of September 30, 2011, U. S. Steel was a defendant in approximately 650 active cases involving approximately 3,190 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,575, or approximately 81 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the three months ended September 30, 2011, U. S. Steel paid approximately $6 million in settlements. These settlements and other dispositions resolved approximately 100 claims. New case filings in the first nine months of 2011 added approximately 200 claims. At December 31, 2010, U. S. Steel was a defendant in approximately 550 active cases involving approximately 3,090 plaintiffs. During 2010, U. S. Steel paid approximately $8 million in settlements. These settlements and other dispositions resolved approximately 200 claims. New case filings in the year ended December 31, 2010 added approximately 250 claims. Most claims filed in 2011 and 2010 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 280 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

(In millions)	Nine Months Ended September 30, 2011
Beginning of period	$198
Accruals for environmental remediation deemed probable and reasonably estimable	10
Payments	(17)

End of period	$191

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	September 30, 2011	December 31, 2010
Accounts payable	$18	$18
Deferred credits and other noncurrent liabilities	173	180

Total	$191	$198

Expenses related to remediation are recorded in cost of sales and totaled $5 million and $1 million for the three months ended September 30, 2011 and 2010, respectively, and $10 million and $3 million for the nine months ended September 30, 2011 and 2010, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters and projects with ongoing study and scope development may exceed the accrued liabilities by as much as 30 to 40 percent.

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

Projects with Ongoing Study and Scope Development – There are six environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are five Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, and an interim stabilization measure as a component of the Gary Works RCRA corrective action program) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of September 30, 2011, accrued liabilities for these projects totaled $3 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $40 million to $65 million. Depending on agency negotiations and other factors, an interim stabilization measure as a component of the Gary Works RCRA corrective action program and a portion of the UPI project may become defined in 2011, at which time a significant portion of this range would be accrued.

Significant Projects with Defined Scope – As of September 30, 2011, a total of $46 million was accrued for projects at or related to Gary Works where the scope of work is defined, including RCRA program projects, Natural Resource Damages (NRD) claims, completion of projects for the Grand Calumet River in northwest Indiana and the related Corrective Action Management Unit (CAMU), and closure costs for three hazardous waste disposal sites and one solid waste disposal site. Certain components of the RCRA program remain as ongoing study and scope development and are included above.

Additional projects with defined scope include the Municipal Industrial & Disposal Company (MIDC) site in Elizabeth, Pennsylvania, the St. Louis Estuary and Upland Project in Duluth, Minnesota and a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of September 30, 2011, accrued liabilities for these three additional projects totaled $94 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are four other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2011 was $9 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects for which we have sufficient information to form a judgment each had an accrued liability of less than $1 million. The total accrued liability for these projects at September 30, 2011 was $10 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at September 30, 2011 and were based on known scopes of work.

Administrative and Legal Costs – As of September 30, 2011, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2011 and 2010, such capital expenditures totaled $64 million and $113 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

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

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the European Commission. Based on actual CO2 emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. U. S. Steel entered into transactions to sell and swap a portion of our emissions allowances and recognized gains related to these transactions which are reflected in the net gain on disposal of assets line on the Consolidated Statement of Operations. U. S. Steel entered into no such transactions during the three months ended September 30, 2011 or 2010. U. S. Steel recognized gains related to these transactions of approximately $6 million and $7 million in the nine month periods ended September 30, 2011 and 2010, respectively.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. Based on the current implementing regulations, U. S. Steel has recorded expense of $4 million and $14 million for the quarter and nine months ended September 30, 2011, respectively.

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

Guarantees – The maximum outstanding guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at September 30, 2011. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Contingencies related to the Separation from Marathon – In the event of a bankruptcy of Marathon, $233 million of obligations related to Environmental Revenue Bonds, the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

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

Randle Reef – The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $101 million). The national and provincial governments have each allocated C$30 million (approximately $29 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $29 million). USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2013. As of September 30, 2011, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $9 million at September 30, 2011). No liability has been recorded for these guarantees as the potential loss is not probable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $173 million as of September 30, 2011, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $175 million at September 30, 2011, of which $29 million was classified as current, and $196 million at December 31, 2010, of which $7 million was classified as current.

Capital Commitments – At September 30, 2011, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $405 million.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2011	2012	2013	2014	2015	Later Years	Total
$824	$1,614	$1,133	$415	$372	$3,230	$7,588

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, energy and utility services and coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (see note 15) with terms ranging from two to 16 years. Total payments relating to unconditional purchase obligations were approximately $200 million and $120 million for the three months ended September 30, 2011 and 2010, respectively, and $560 million and $380 million for the nine months ended September 30, 2011 and 2010, respectively.

21.	Subsequent Event

On October 15, 2011, the United Steelworkers (USW) represented employees at U. S. Steel Canada’s Hamilton Works ratified a new three year labor contract. The agreement covers approximately 700 USW represented employees. Among other provisions, the terms of the new agreement include closing the defined benefit pension plan to new participants, eliminating future cost of living increases to pensioners with a one-time lump sum buyout payment of $1,000 to approximately 4,000 pensioners and a signing bonus of $3,000 per employee.

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

CRITICAL ACCOUNTING ESTIMATES

The following critical accounting estimates should be read in conjunction with those included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

U. S. Steel completed its annual goodwill impairment test during the third quarter of 2011 and determined that there was no goodwill impairment for either reporting unit. Fair value was determined in accordance with the guidance in Accounting Standards Codification (ASC) Topic 820 on fair value, which requires consideration of the income, market and cost approaches as applicable. For the 2011 annual goodwill impairment test, U. S. Steel used fair values estimated under the income approach and the market approach. U. S. Steel did not utilize the cost approach as relevant data was not available.

The income approach is based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. Fair value for the Flat-rolled and Texas Operations reporting units was estimated using probability weighted scenarios of future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. A three percent perpetual growth rate was used to arrive at an estimated future terminal value. A discount rate of 10 percent was used for both reporting units which was based upon the cost of capital of other comparable steel companies, which we view as the most likely market participants, as of the date of our goodwill impairment test.

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

As of September 30, 2011, the Flat-rolled and Texas Operations reporting units have $911 million and $834 million of goodwill, respectively. After weighting the income and market approaches, the 2011 annual goodwill impairment test showed that the estimated fair values of our Flat-rolled and Texas Operations reporting units exceeded their carrying values by approximately $1.5 billion and $375 million, respectively. A 75 basis point increase in the discount rate, a critical assumption in which even a minor change can have a significant impact on the estimated fair value of the reporting unit, would decrease the fair value of the Flat-rolled and Texas Operations reporting units by approximately $1.2 billion and $210 million, respectively, but would still not result in a goodwill impairment charge.

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

RESULTS OF OPERATIONS

As previously disclosed in our quarterly report on Form 10-Q for the three months ended June 30, 2011, we changed our segment allocation methodology for postretirement benefit expenses, which consists of pensions, retiree health care and life insurance. Historically, we directly attributed all service cost and amortization of prior service costs for active employees and allocated a portion of interest cost, expected return on plan assets and amortization of actuarial gains and losses to our segments. Under the revised allocation methodology, active service cost and amortization of prior service costs, which represent the cost of providing these benefits to our active employees, continue to be attributed to our segments. Interest cost, expected return on plan assets and amortization of actuarial gains and losses are included in postretirement benefit expenses and are no longer allocated to segments. We have revised prior-period segment information to conform to the current period presentation. The change did not affect consolidated income from operations or net income.

Net sales by segment for the third quarter and first nine months of 2011 and 2010 are set forth in the following table:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, excluding intersegment sales)	2011	2010	% Change	2011	2010	% Change
Flat-rolled Products (Flat-rolled)	$3,136	$2,763	13%	$9,409	$8,181	15%
U. S. Steel Europe (USSE)	1,072	1,034	4%	3,391	2,983	14%
Tubular Products (Tubular)	846	680	24%	2,183	1,804	21%

Total sales from reportable segments	5,054	4,477	13%	14,983	12,968	16%
Other Businesses	27	20	35%	82	106	-23%

Net sales	$5,081	$4,497	13%	$15,065	$13,074	15%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended September 30, 2011 versus the quarter ended September 30, 2010 is set forth in the following table:

Quarter Ended September 30, 2011 versus Quarter Ended September 30, 2010

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	2%	10%	-1%	1%	1%	13%
USSE	-9%	3%	3%	7%	0%	4%
Tubular	12%	9%	2%	0%	1%	24%

(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $5,081 million in the third quarter of 2011, compared with $4,497 million in the same quarter last year. The increase in sales for the Flat-rolled segment primarily reflected higher average realized prices (up $85 per ton) and higher shipments (up 23 thousand tons) as a result of improved market conditions. The increase in sales for the European segment was primarily due to higher average realized euro-based prices (up €32 per ton) and favorable changes in foreign currency translation effects partially offset by a decrease in shipments as a result of weaker demand due to the difficult economic conditions in Europe, particularly in Southern Europe (down 127 thousand tons). The increase in sales for the Tubular segment resulted primarily from higher average realized prices (up $140 per ton) and higher shipments (up 59 thousand tons) as a result of improved energy market conditions.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2011 versus the nine months ended September 30, 2010 is set forth in the following table:

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	2%	12%	0%	0%	1%	15%
USSE	-10%	16%	2%	6%	0%	14%
Tubular	12%	7%	1%	0%	1%	21%

(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $15,065 million in the first nine months of 2011, compared with $13,074 million in the same period last year. The increase in sales for the Flat-rolled segment primarily reflected higher average realized prices (up $83 per ton) and increased shipments (up 280 thousand tons) as a result of improved economic conditions. The increase in sales for the European segment was primarily due to higher average realized euro-based prices (up €101 per ton) and favorable changes in foreign currency translation effects partially offset by a decrease in shipments as a result of weaker demand due to the difficult economic conditions in Europe, particularly in Southern Europe (down 452 thousand tons). The increase in sales for the Tubular segment resulted primarily from higher shipments (up 165 thousand tons) and higher average realized prices (up $86 per ton) as a result of improved energy market conditions.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $110 million in the third quarter of 2011, compared to $68 million in the third quarter of 2010. Defined benefit and multiemployer pension plan costs totaled $327 million in the first nine months of 2011, compared to $207 million in the first nine months of 2010. The $42 million and $120 million increase for the quarter and nine month period, respectively, is primarily due to higher amortization of unrecognized losses and lower asset returns, both of which relate to a lower market-related value of assets caused by the recognition of remaining deferred 2008 investment losses. U. S. Steel calculates its market-related value of assets such that investment gains or losses as compared to expected returns are recognized over a three-year period. To the extent that deferred gains and losses on plan assets are not yet reflected in this calculated value, the amounts do not impact expected asset returns or the net actuarial gains or losses subject to amortization within the net periodic pension expense calculation.

Net periodic pension cost, including multiemployer plans, is expected to total approximately $435 million in 2011. Excluding any further effects of 2011 activities, net periodic pension cost is expected to decrease in 2012 as a result of lower amortization of unrecognized losses as the 2008 plan asset losses will be fully recognized in the calculated value of plan assets and the natural maturation of our pension plans. Total other benefits costs in 2011 are expected to total approximately $160 million.

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

The discount rate and plan asset performance are significant assumption inputs used in the calculation of pension and other benefits net periodic benefit costs. To determine the discount rate used to measure our pension and other benefit obligations, we utilize several bond indices as an indication of interest rate levels. As of September 30, 2011, relevant interest rates are lower than interest rates at September 30, 2010. U. S. Steel performs its evaluation based upon bond indices at December 31 of each year.

A sensitivity analysis of the projected incremental effect of a hypothetical  1/2 percentage point change in the significant inputs used in the calculation of pension and other benefits net periodic benefit costs is provided in the following table:

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

Costs related to defined contribution plans totaled $10 million and $29 million in the third quarter and first nine months of 2011, respectively, compared to $8 million and $14 million in the comparable periods in 2010. The increase in the first nine months of 2011 compared to the same period in 2010 is primarily due to costs related to the Company match of employee 401(k) contributions which was temporarily suspended during a portion of the 2010 period.

Other benefits costs, including multiemployer plans, totaled $39 million and $119 million in the third quarter and first nine months of 2011, respectively, compared to $38 million and $114 million in the corresponding periods of 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses were $181 million and $550 million in the third quarter and first nine months of 2011, respectively, compared to $148 million and $448 million in the third quarter and first nine months of 2010, respectively. The increase in both periods is primarily related to a $20 million and $60 million increase, respectively, in pension and other benefits costs, which is a portion of the $42 million and $120 million increase, respectively, discussed under pension and other benefits costs above, in the third quarter and first nine months of 2011 as compared to the same periods in 2010.

Income (loss) from operations by segment for the third quarter and first nine months of 2011 and 2010 is set forth in the following table:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Flat-rolled	$203	$(161)	226%	$541	$(118)	558%
USSE	(50)	(25)	-100%	(73)	6	-1317%
Tubular	134	113	19%	197	256	-23%

Total income (loss) from reportable segments	287	(73)	493%	665	144	362%
Other Businesses	8	8	0%	30	47	-36%

Segment income (loss) from operations	295	(65)	554%	695	191	264%
Postretirement benefit expense	(96)	(58)		(287)	(173)
Other items not allocated to segments:
Net loss on sale of assets		(15)			(15)

Total income (loss) from operations	$199	$(138)	244%	$408	$3	13500%

Segment results for Flat-rolled

	Quarter Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Income (loss) from operations ($ millions)	$203	$(161)	226%	$541	$(118)	558%
Gross margin	11.4%	0.0%	11%	10.7%	4.5%	6%
Raw steel production (mnt)	4,516	4,694	-4%	14,008	14,056	0%
Capability utilization	74%	77%	-3%	77%	77%	0%
Steel shipments (mnt)	3,835	3,812	1%	11,725	11,445	2%
Average realized steel price per ton	$773	$688	12%	$765	$682	12%

The improvement in Flat-rolled results in the third quarter of 2011 compared to the same period in 2010 resulted mainly from net favorable changes in commercial effects (approximately $360 million), decreased other operating costs (approximately $65 million), favorable changes from increased steel substrate sales to our Tubular segment (approximately $50 million), decreased lower of cost or market charges for inventory (approximately $10 million) and higher income from our joint ventures (approximately $10 million). These improvements were partially offset by higher raw materials costs (approximately $100 million) and higher accruals for profit-based payments (approximately $30 million).

The significant improvement in Flat-rolled results in the first nine months of 2011 compared to the same period in 2010 resulted mainly from net favorable changes in commercial effects (approximately $990 million), favorable changes from increased steel substrate sales to our Tubular segment (approximately $165 million), decreased energy costs primarily due to a reduction in natural gas costs (approximately $30 million), higher income from our joint ventures (approximately $15 million) and decreased lower of cost or market charges for inventory (approximately $10 million). These improvements were partially offset by higher raw materials costs (approximately $390 million), increased other operating costs (approximately $130 million) and higher accruals for profit-based payments (approximately $30 million).

Segment results for USSE

	Quarter Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
(Loss) income from operations ($ millions)	$(50)	$(25)	-100%	$(73)	$6	-1317%
Gross margin	3.6%	4.4%	-1%	5.2%	7.2%	-2%
Raw steel production (mnt)	1,317	1,441	-9%	4,429	4,665	-5%
Capability utilization	71%	77%	-6%	80%	84%	-4%
Steel shipments (mnt)	1,196	1,323	-10%	3,779	4,231	-11%
Average realized steel price per ton	$862	$748	15%	$868	$680	28%

The decrease in USSE results in the third quarter of 2011 compared to the same period in 2010 was primarily due to higher raw material costs (approximately $45 million), increased other operating costs (approximately $15 million), increased energy costs primarily due to an increase in electricity costs (approximately $10 million), increased lower of cost or market charges for inventory (approximately $5 million) and tax expense on excess emission allowances (approximately $5 million) partially offset by net favorable changes in commercial effects (approximately $40 million) and favorable changes in foreign translation effects (approximately $15 million).

The decrease in USSE results in the first nine months of 2011 compared to the same period in 2010 was primarily due to higher raw material costs (approximately $380 million), increased other operating costs (approximately $75 million), increased energy costs primarily due to an increase in electricity costs (approximately $30 million), increased inventory charges (approximately $15 million) and tax expense on excess emission allowances (approximately $15 million) partially offset by net favorable changes in commercial effects (approximately $395 million) and favorable changes in foreign translation effects (approximately $40 million).

Segment results for Tubular

	Quarter Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Income from operations ($ millions)	$134	$113	19%	$197	$256	-23%
Gross margin	18.1%	20.2%	-2%	12.7%	17.9%	-5%
Steel shipments (mnt)	481	422	14%	1,330	1,165	14%
Average realized steel price per ton	$1,699	$1,559	9%	$1,576	$1,490	6%

The increase in Tubular results in the third quarter of 2011 as compared to the same period in 2010 resulted mainly from net favorable changes in commercial effects (approximately $75 million) partially offset by increased costs for steel substrate (approximately $45 million) and increased other operating costs (approximately $10 million).

The decrease in Tubular results in the first nine months of 2011 as compared to the same period in 2010 resulted mainly from increased costs for steel substrate (approximately $170 million) and increased other operating costs (approximately $30 million) partially offset by net favorable changes in commercial effects (approximately $145 million).

Results for Other Businesses

Other Businesses generated income of $8 million and $30 million in the third quarter and first nine months of 2011, respectively, compared to income of $8 million and $47 million in the third quarter and first nine months of 2010, respectively. The decrease in the nine months period is primarily due to a sale of land for $18 million by our real estate operations in the second quarter of 2010.

Items not allocated to segments

We recorded a $15 million pretax net loss on the sale of assets in the third quarter of 2010 as a result of the sale of a majority of the operating assets of Fintube Technologies, a non-core business.

The increase in postretirement benefit expense in the third quarter and first nine months of 2011 as compared to the same periods in 2010 resulted from higher amortization of unrecognized losses and lower asset returns, both of which relate to a lower market-related value of assets caused by the recognition of remaining deferred 2008 investment losses.

Net interest and other financial costs

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Interest and other financial costs	$53	$58	-9%	$166	$166	0%
Interest income	(1)	(1)	0%	(4)	(5)	-20%
Foreign currency losses (gains)	92	(135)	168%	(26)	19	-237%

Total	$144	$(78)	285%	$136	$180	-24%

The unfavorable change in net interest and other financial costs in the third quarter of 2011 as compared to the same period last year was mainly due to net foreign currency losses in 2011 compared to net foreign currency gains in 2010. The foreign currency effects primarily resulted from the accounting remeasurement effects on a U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary that had an outstanding balance of $1.6 billion at September 30, 2011 partially offset by euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exchange rate exposure. The favorable change in net interest and other financial costs in the first nine months of 2011 compared to the same period last year was mainly due to net foreign currency gains in 2011 compared to net foreign currency losses in 2010. The foreign currency effects primarily resulted from the accounting remeasurement effects on the Intercompany Loan partially offset by euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exchange rate exposure. For additional information on U. S. Steel’s foreign currency exchange activity, see note 12 to the Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

The income tax provision was $33 million in the third quarter of 2011 compared to an income tax benefit of $9 million in the third quarter of 2010, which included a $29 million favorable catch-up adjustment as a result of a decrease in the estimated annual effective tax rate. The income tax provision was $114 million in the first nine months of 2011 compared to $56 million in the first nine months of 2010. The 2011 and 2010 effective tax rates differ from the statutory rate because losses in Canada and Serbia, which are jurisdictions where we have recorded a full valuation allowance on deferred tax assets, do not generate a tax benefit for accounting purposes and because we had net foreign currency gains that are not recognized in any tax jurisdiction. These foreign currency gains relate to the accounting remeasurement effects of the Intercompany Loan. Included in the first nine months of 2010 tax benefit is a net tax benefit of $30 million resulting from the conclusion of certain tax return examinations and the remeasurement of existing tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in the first quarter of 2010.

The tax provision for the first nine months of 2011 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, operating performance and cost estimates. To the extent that actual 2011 pretax results for U.S. and foreign income or loss vary from estimates made at the end of the most recent interim period, the actual tax provision or benefit recognized in 2011 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2011.

The net domestic deferred tax asset was $453 million at September 30, 2011 compared to $563 million at December 31, 2010. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings and available tax planning strategies, we continue to believe it is more likely than not that the domestic deferred tax assets will be realized.

At September 30, 2011, the net foreign deferred tax asset was $75 million, net of established valuation allowances of $955 million. At December 31, 2010, the net foreign deferred tax asset was $77 million, net of established valuation allowances of $870 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar, the euro and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $863 million for Canadian deferred tax assets and $83 million for Serbian deferred tax assets as of September 30, 2011, would be partially or fully reversed. Any reversals of these amounts would result in a decrease to tax expense.

For further information on income taxes see note 9 to the Financial Statements.

Net income attributable to United States Steel Corporation was $22 million and $158 million in the third quarter and first nine months of 2011, respectively, compared to a net loss of $51 million and $233 million in the third quarter and first nine months of 2010, respectively. The improvement in both periods primarily reflects the factors discussed above.

BALANCE SHEET

Receivables increased by $504 million, or 25%, from year-end 2010. Sales in the latter part of a quarter typically represent the majority of the receivables as of the end of the quarter. The increase in receivables at the end of the third quarter compared to year-end 2010 primarily reflected increased average realized prices. Additionally, the month end exchange rate used to translate foreign currency receivables was slightly higher at the end of September versus the end of December.

Receivables sold to third party conduits as of September 30, 2011 reflects accounts receivable sold to third party conduits under our Receivables Purchase Agreement.

Inventories increased by $491 million from year-end 2010 due to increased business volume and our decision to carry higher steel inventories, primarily to provide our automotive and other customers responsive service and position us to take advantage of future business opportunities. In addition, we are currently carrying higher than anticipated raw material inventories in part due to lower than planned steel production.

Income tax receivable decreased by $164 million from year-end 2010 primarily due to a net federal income tax refund of $121 million that was received in the first nine months of 2011.

Accounts payable increased by $357 million from year-end 2010 primarily due to increased business volume and increased capital expenditures.

Borrowings under Receivables Purchase Agreement as of September 30, 2011 reflects the outstanding borrowings under our Receivables Purchase Agreement.

Employee benefits decreased by $423 million from year end 2010 primarily due to U. S. Steel’s $140 million voluntary pension contribution to our main defined benefit pension plan, higher retiree medical payments and favorable effects of foreign currency translation.

CASH FLOW

Net cash provided by operating activities was $108 million for the first nine months of 2011, compared to net cash used in operating activities of $478 million in the same period last year. The improvement is primarily due to improved net income in the first nine months of 2011 and changes in working capital period over period. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business. Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Twelve Months Ended September 30,
	2011	2010	2011	2010
Accounts Receivable Turnover	1.9	1.9	8.0	8.3
Inventory Turnover	1.6	2.0	6.8	7.6

Working capital changes in the first nine months of 2011 reflected a modest increase in accounts receivable and a much larger increase in inventory. Accounts receivable reflect increased selling prices in the first nine months of 2011 as described in the balance sheet section above. The inventory increase reflects our decision to carry higher steel inventories, primarily to provide our automotive and other customers responsive service and position us to take advantage of future business opportunities. In addition, we are currently carrying higher than anticipated raw material inventories in part due to lower than planned steel production and our decision to keep one of our blast furnaces in Serbia idled.

Additionally, in the first nine months of 2011, we made a $140 million voluntary pension contribution to our main defined benefit pension plan and received a net federal income tax refund of $121 million as discussed above. In the first nine months of 2010, we made a $140 million voluntary pension contribution to our main defined benefit pension plan and received a $208 million U.S. federal tax refund.

Capital expenditures in the first nine months of 2011 were $626 million, compared with $426 million in the same period in 2010. Flat-rolled expenditures were $427 million and included spending for construction of carbon alloy facilities at Gary Works, construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant, development of an enterprise resource planning (ERP) system and various other infrastructure, environmental and strategic projects. USSE expenditures of $93 million included spending for environmental projects and for blast furnace coal injection projects. Tubular expenditures of $94 million consisted primarily of spending for a quench and temper line at our Lorain Tubular Operations in Ohio.

U. S. Steel’s contractual commitments to acquire property, plant and equipment at September 30, 2011, totaled $405 million.

Capital expenditures for 2011 are expected to total approximately $860 million and remain focused largely on environmental and other strategic infrastructure projects. We have accelerated several projects in the United States and Europe to improve our coke self-sufficiency. Engineering and construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant in Clairton, Pennsylvania is underway with completion expected in 2012. We are constructing a two module carbon alloy facility at our Gary Works in Indiana which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility has a projected capacity of 500,000 tons per year with completion expected in 2012. We have received the necessary air permits for up to 1 million tons of such capacity. We also completed construction on blast furnace coal injection facilities in Europe, which we expect will be fully operational by the end of the year, at which time all five blast furnaces in Europe will have access to pulverized coal, a lower cost source of carbon than coke. The new heat treat and finishing facilities at our Lorain Tubular Operations in Ohio were commissioned and began start-up activities during the third quarter of 2011. The facilities were constructed to meet the growing demand for heat-treated oil country tubular goods (OCTG) casing in North America, strategically located to serve the Marcellus region. In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line under construction that is being financed at the joint venture level and is expected to be completed in 2013. We are also continuing our efforts to implement an ERP system to replace outdated information technology systems and to help us operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.

Over the longer term, we are considering business strategies to leverage our significant iron ore position in the United States, exploit opportunities related to our long-term supply of reasonably priced natural gas and enhance our coke position to improve our cost competitiveness, flexibility and agility while reducing our exposure to coal and coke. We are considering an expansion of our Keetac mining and pelletizing facility in order to increase our iron ore self-sufficiency. The required permitting activities are underway. We also are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron and electric arc steelmaking. We continue to pursue other strategies to efficiently increase the use of natural gas in our operations given the significant cost and environmental advantages of this fuel. Our capital investments in the future may reflect such strategies, although we expect that iron and steel-making through the blast furnace and basic oxygen furnace manufacturing processes will remain our primary processing technology for the long term.

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

Disposal of assets in the first nine months of 2011 primarily reflects cash proceeds of approximately $6 million from transactions to swap a portion of the emissions allowances at U. S. Steel Košice (USSK) as well as various other transactions, none of which were individually material. Disposal of assets in the first nine months of 2010 primarily reflects cash proceeds of approximately $60 million from the sale of U. S. Steel’s 44.6 percent interest in the Wabush Mines Joint Venture and approximately $22 million from the sale of a majority of the operating assets of Fintube.

Borrowings against revolving credit facilities in the first nine months of 2011 reflect amounts drawn under USSK’s €280 million total unsecured revolving credit facilities.

Repayments of revolving credit facilities in the first nine months of 2011 reflect USSK’s repayment of the outstanding borrowings under its €280 million total unsecured revolving credit facilities. Repayments of revolving credit facilities in the first nine months of 2010 reflect USSK’s repayment of the outstanding borrowings under its €200 million unsecured revolving credit facility.

Proceeds from (payments on) Receivables Purchase Agreement in the first nine months of 2011 reflect activity under the Receivables Purchase Agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes U. S. Steel’s liquidity as of September 30, 2011:

(Dollars in millions)

Cash and cash equivalents	$270
Amount available under $875 Million Credit Facility (a)	788
Amount available under Receivables Purchase Agreement	550
Amounts available under USSK credit facilities	235
Amounts available under USSS credit facilities	43

Total estimated liquidity	$1,886

(a)

As of September 30, 2011, there were no amounts drawn on the Amended Credit Agreement and inventory levels supported the full $875 million capacity of the facility. Since availability under the Amended Credit Agreement was greater than $87.5 million, compliance with the fixed charge coverage ratio was not applicable. However, based on the most recent four quarters, as of September 30, 2011, we would not meet the fixed charge coverage ratio. Therefore, we reduced the availability in the above table to $787.5 million.

As of September 30, 2011, $129 million of the total cash and cash equivalents was held by our foreign subsidiaries.

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

Under the amended agreement, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability is less than the greater of 10% of the aggregate total commitments and $87.5 million. The previous terms set the amount at 15% and $112.5 million and, therefore, liquidity was increased by an additional $25 million.

As of September 30, 2011, U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables, LLC (USSR), a consolidated wholly owned special purpose entity. If U. S. Steel decides to access this facility, USSR then sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables and if any of them are unable to fund such purchases, two banks are committed to do so. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. On July 18, 2011, U. S. Steel entered into an amendment of our RPA that increased the maximum amount of receivables eligible for sale by $100 million to $625 million, extended the term until July 18, 2014 and made amendments to other terms and conditions. As of September 30, 2011, eligible accounts receivable supported the maximum amount eligible for sale of $625 million and there was $75 million of outstanding borrowings based on receivables sold to third-party conduits under this facility that reduced availabililty to $550 million.

At September 30, 2011, USSK had €105 million (approximately $142 million) borrowed under its €200 million (approximately $270 million) revolving unsecured credit facility. The €105 million was borrowed during the third quarter to fund working capital needs.

At September 30, 2011, USSK had no borrowings under its €80 million credit facilities (which approximated $108 million) and the availability was approximately $107 million due to approximately $1 million of customs and other guarantees outstanding.

At September 30, 2011, U. S. Steel Serbia (USSS) had no borrowings against its facilities which consist of facilities for general corporate purposes of up to €20 million and facilities for overdrafts of up to 1 billion Serbian dinars (which together totaled approximately $43 million), subject in each case to a borrowing base calculation based upon the value of USSS’s inventory of finished and semi-finished inventory. On July 29, 2011, USSS entered into new facilities with substantially similar terms as the facilities that were to expire on August 31, 2011. The new facilities expire on August 31, 2012. At September 30, 2011, USSS inventory values were sufficient to utilize the entire amount of the facilities.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $144 million of liquidity sources for financial assurance purposes as of September 30, 2011.

In the event of a bankruptcy of Marathon Oil Corporation, obligations of $233 million relating to Environmental Revenue Bonds and two capital leases may be declared immediately due and payable.

The maximum outstanding guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at September 30, 2011. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Our major cash requirements in 2011 are expected to be for capital expenditures, employee benefits and working capital requirements, including purchases of raw materials. We finished the third quarter of 2011 with $270 million of available cash and $1.9 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. As business conditions have started to recover, our working capital requirements have increased and any future increases may require us to draw upon our credit facilities for necessary cash. Should we experience a significant increase in orders or an unexpected need for funds that cannot be met with available cash and our liquidity facilities, we may need to access the capital markets.

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

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new material off-balance sheet arrangements during the first nine months of 2011.

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

USSK is subject to the environmental laws of Slovakia and the European Union (EU). A related law of the EU commonly known as REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals, Regulation 1907/2006) requires the registration of certain substances that are produced in the EU or imported into the EU. USSK made the necessary registrations in a timely manner and is currently compliant with REACH. Slovakia is also currently considering a law implementing an EU Waste Framework Directive that would more strictly regulate waste disposal and increase fees for waste disposed of in landfills including privately owned landfills. USSK cannot estimate the financial impact of this prospective legislation. The EU’s Industry Emission Directive will require implementation of EU-determined BATs (best available techniques) to reduce environmental burdens as well as compliance with BAT-associated emissions levels. It contains operational requirements for air emissions, waste water discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Slovakia is required to adopt the directive by January 7, 2013 and is allowed only very limited discretion in the implementing legislation. USSK is currently assessing the cost of complying with this directive.

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

The U.S. EPA has classified CO2 as a harmful gas. Under this premise, it has implemented a new greenhouse gas emission inventory and reporting requirement for all facilities emitting 25,000 metric tons or more per year of carbon dioxide equivalent greenhouse gases (CO2e). Emission reports for all U. S. Steel facilities were filed by September 30, 2011.

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

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the European Commission. Based on actual CO2 emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. U. S. Steel entered into transactions to sell and swap a portion of our emissions allowances and recognized gains related to these transactions of approximately $6 million and $7 million in the nine month periods ended September 30, 2011 and 2010, respectively.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. Based on the current implementing regulations, U. S. Steel has recorded expense of $4 million and $14 million for the third quarter and first nine months of 2011, respectively.

For the period after 2012, the EU’s emissions trading scheme (ETS) will employ centralized allocation rather than national allocation plans. The new ETS also includes a cap designed to achieve an overall reduction of greenhouse gases for the ETS sectors of 21% in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of carbon leakage. Manufacturing of coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the new ETS is still expected to lead to additional costs for steel companies in Europe. U. S. Steel will continue to evaluate the cost of compliance.

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

Environmental Remediation

In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 24 sites under CERCLA as of September 30, 2011. In addition, there are 10 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 39 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See note 20 to the Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the third quarter of 2011, there was no change to our accruals for environmental matters for U.S. and international facilities. The total accrual for such liabilities at September 30, 2011 was $191 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in note 14 to the Financial Statements.

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

The following table provides the required information for any notification received by our iron ore operations regarding any reportable information during the three months ended September 30, 2011:

Mine (MSHA ID)	Total # of Significant & Substantial violations under Act §104	Total # of orders under Act §104 (b)	Total # of unwarrantable failure citations and orders under Act §104 (d)	Total # of violations under Act §110 (b) (2)	Total # of orders under Act §107 (a)	Total dollar value of proposed assessments from MSHA	Total # of mining related fatalities	Received written notice under Act §104 (e) (yes/no)?	Total # of Legal Actions Pending Before the Federal Mine Safety and Health Review Commission (a)
Mt. Iron (2100819, 2100820, 2100282)	1	0	1	0	0	$2,282	0	no	141
Keewatin (2103352)	0	0	0	0	0	$-	0	no	44

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

OUTLOOK

Our Tubular operations are expected to have another strong performance as operating results are expected to be in line with the third quarter. We expect to report lower operating results in the fourth quarter for our North American Flat-rolled and European operations as a result of the slow and uneven economic recovery in those regions.

We expect our Flat-rolled results to reflect an operating loss in the fourth quarter. Average realized prices and shipments are expected to decline as a result of cautious purchasing patterns created by the uncertain economic outlook and increasing domestic supply. The expected lower fourth quarter prices reflect lower average realized prices on spot market business and our index-based contracts, which will incorporate the decrease from the second to the third quarter in published market price assessments. These market factors are expected to bring our operating results down to around a break-even level prior to the effects of increased maintenance outages and Hamilton Works’ labor agreement and facility restart costs. With reduced capacity utilization due to market conditions, we are taking the opportunity to perform maintenance outages, resulting in additional costs of approximately $50 million compared to the third quarter. With the ratification of a new three-year labor agreement at Hamilton Works on October 15, 2011, we expect to restart the steel finishing facilities in a staged process late in the fourth quarter. In addition to the idled facility carrying costs, we expect to incur approximately $30 million in costs related to the ratification of the Hamilton Works labor agreement and associated facility restart costs. U. S. Steel will continue to adjust its operating configuration in response to market demand.

We expect the fourth quarter results for our European segment to decrease compared to the third quarter 2011. Shipments and average realized prices are expected to decline as market demand softens in response to the uncertain economic conditions in Europe, particularly Southern Europe. Operating costs are expected to decrease compared to the third quarter, reflecting lower spending and lower raw materials costs. The idled blast furnace at U. S. Steel Serbia is not expected to operate during the fourth quarter.

Tubular fourth quarter 2011 results are expected to be in line with the strong performance achieved in the third quarter as the demand for oil country tubular goods (OCTG) remains strong. Average realized prices are expected to be comparable to the third quarter and shipments are expected to be slightly lower as distributors actively control their inventory levels going into year end, particularly for non-OCTG products.

INTERNATIONAL TRADE

In May 2011, the U.S. International Trade Commission (ITC) concluded its five-year (sunset) reviews of antidumping orders against hot-rolled carbon steel flat products from Brazil and Japan, a countervailing duty order against hot-rolled carbon steel flat products from Brazil, and a suspended antidumping investigation concerning hot-rolled carbon steel flat products from Russia. It determined that terminating the existing suspended antidumping duty investigation on imports of product from Russia would be likely to lead to the continuation or recurrence of material injury within a reasonably foreseeable time, and that revoking the orders against product from Brazil and Japan would not be likely to lead to the continuation or recurrence of material injury within a reasonably foreseeable time. As a result, the orders against product from Brazil and Japan have been terminated, while the suspended investigation against product from Russia will remain suspended. U. S. Steel has appealed the ITC’s negative determinations with respect to Brazil and Japan to the U.S. Court of International Trade.

The U.S. Department of Commerce (DOC) and the ITC concluded their five-year (sunset) reviews of antidumping orders against seamless standard, line, and pressure pipe from Japan (large-diameter and small-diameter) and Romania (small-diameter) in August 2011 and September 2011, respectively.

The DOC determined that revoking these orders would be likely to lead to the continuation or recurrence of dumping, and the ITC determined that revoking the orders would be likely to lead to the continuation or recurrence of material injury within a reasonably foreseeable time. As a result, the orders remain in place.

The DOC and the ITC are currently conducting five-year (sunset) reviews of the following international trade orders of interest to U. S. Steel: (i) antidumping orders against cut-to-length steel plate from India, Indonesia, Italy, Japan and Korea and countervailing duty orders against cut-to-length steel plate from India, Indonesia, Italy and Korea; (ii) an antidumping order against tin- and chromium-coated steel sheet from Japan; and (iii) eight antidumping orders and one countervailing duty order against circular welded pipe up to 16” in diameter from Brazil, India, Korea, Mexico, Taiwan, Thailand, and Turkey.

On December 1, 2010, the Canadian International Trade Tribunal (CITT) initiated an expiry review of the Canadian antidumping orders against hot-rolled carbon and alloy steel sheet and strip from Brazil, China, Taiwan, India, South Africa and Ukraine and a subsidy order against India. On March 31, 2011, the Canada Border Services Agency (CBSA) found a likelihood of continued or resumed dumping with respect to respondent countries China, Brazil, Taiwan, India and Ukraine (and the likelihood of continued or resumed subsidization in the case of India) if the orders were to be rescinded, but it found that dumping from South Africa would not be likely to continue or resume. In August 2011, a majority of the CITT found that the expiry of the orders concerning hot-rolled carbon and alloy steel sheet and strip from Brazil, China, Taiwan, India and Ukraine would likely cause injury to the domestic industry. The CBSA will therefore continue to impose anti-dumping and/or countervailing duties on those goods. However, following the CBSA’s determination that the expiry of the order on hot-rolled carbon and alloy steel sheet and strip from South Africa was unlikely to result in the continuation or resumption of dumping, the order was rescinded and the CBSA will not continue to impose anti-dumping duties on merchandise from South Africa.

As in the past, U. S. Steel continues to monitor unfairly traded imports and is prepared to seek appropriate remedies against such imports.

NEW ACCOUNTING STANDARDS

See note 2 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in U. S. Steel’s exposure to market risk from December 31, 2010.

Item 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2011. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
SEGMENT INCOME (LOSS) FROM OPERATIONS
Flat-rolled (a)	$203	$(161)	$541	$(118)
U. S. Steel Europe	(50)	(25)	(73)	6
Tubular (a)	134	113	197	256

Total reportable segments (a)	287	(73)	665	144
Other Businesses (a)	8	8	30	47
Items not allocated to segments
Postretirement benefit expense (a)	(96)	(58)	(287)	(173)
Net loss on sale of assets	-	(15)	-	(15)

Total Income (Loss) from Operations	$199	$(138)	$408	$3
CAPITAL EXPENDITURES
Flat-rolled	$160	$151	$427	$305
U. S. Steel Europe	26	21	93	93
Tubular	30	10	94	23
Other Businesses	9	2	12	5

Total	$225	$184	$626	$426
OPERATING STATISTICS
Average realized price: ($/net ton) (b)
Flat-rolled	$773	$688	$765	$682
U. S. Steel Europe	862	748	868	680
Tubular	1,699	1,559	1,576	1,490
Steel Shipments: (b)(c)
Flat-rolled	3,835	3,812	11,725	11,445
U. S. Steel Europe	1,196	1,323	3,779	4,231
Tubular	481	422	1,330	1,165

Total Steel Shipments	5,512	5,557	16,834	16,841
Raw Steel-Production: (c)
Flat-rolled	4,516	4,694	14,008	14,056
U. S. Steel Europe	1,317	1,441	4,429	4,665
Raw Steel-Capability Utilization: (d)
Flat-rolled	74%	77%	77%	77%
U. S. Steel Europe	71%	77%	80%	84%

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

ENVIRONMENTAL PROCEEDINGS

Gary Works

On March 4, 2010 the U.S. Environmental Protection Agency (EPA) notified U. S. Steel that the requirements of the January 26, 1998 Clean Water Act consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. As of September 30, 2011, project costs have amounted to $60.7 million. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel, following the Court’s termination of the Clean Water Act consent decree, will pay the public trustees $1 million for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has initiated, ecological restoration in this section of the Grand Calumet River. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $2 million at September 30, 2011.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for each of these sites with the exception of the D2/Refuse Area. Implementation of the D5 and TTP Area plans began during the third quarter of 2010 and is scheduled to be completed by December 31, 2011. Implementation of the T2 plan began in the first quarter of 2011. As of September 30, 2011, the accrued liability for estimated costs to close these sites is $17 million.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Through September 30, 2011, U. S. Steel had spent $34.4 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions. U. S. Steel received approval on a proposal to the EPA for a facility wide perimeter groundwater monitoring program and a sampling and analysis plan (SAP) for several SWMUs in the Solid Waste Management Areas east of the Vessel Slip Turning Basin. U. S. Steel has also received a partial approval on a second SAP for investigating a portion of the sediments behind the East Breakwall. Implementation of these programs continued during the third quarter of 2011. Additional studies and proposals have been submitted to EPA. Until the remaining Phase I work and Phase II field investigations are completed, it is impossible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for all of the above projects was approximately $26 million as of September 30, 2011, based on the estimated remaining costs. In addition, U. S. Steel is engaged in on-going studies and scope development of an interim stabilization measure to address certain components required by the Administrative Order. It is reasonably possible that additional costs of as much as $40 million to $65 million may be incurred at this site in combination with five other projects.

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

On July 3, 2008, EPA Region V issued a Notice of Violation/Finding of Violation (NOV/FOV) alleging violations resulting from a multi-media inspection conducted in May 2007 and subsequent information collection requests. These alleged violations include those currently being prosecuted by IDEM that are identified above. Other alleged violations include the reline of No. 4 Blast Furnace in 1990 without a New Source Review/Prevention of Significant Deterioration permit, and opacity limit excursions from hot iron transfer cars, slag skimming, slag pits, and the blast furnace casting house. The NOV/FOV also alleges violations relating to hydrochloric acid pickling, blast furnace relief valves and blast furnace flares. While a penalty demand is expected, EPA Region V has not yet made such a demand. Since issuing the NOV/FOV, EPA Region V has issued additional information requests to Gary Works. U. S. Steel has responded to the requests and is currently negotiating resolution of the NOV/FOV and other request issues with EPA Region V and IDEM. The EPA has indicated that it has referred the matter to the Department of Justice (DOJ).

On February 18, 2009, U. S. Steel received a letter from IDEM alleging that Gary Works was culpable for an ambient air quality exceedance for PM10 at the IITRI Monitoring Site. In November 2010, U. S. Steel and IDEM amended the December 2006 Air Agreed Order to resolve this matter. The resolution requires U. S. Steel to continue monitoring PM10 at the IITRI monitor through December 31, 2011; implement specific best management practices at the Sinter Plant storage piles; and to complete a Supplemental Environmental Project consisting of the installation of a compressed natural gas (CNG) fueling station and adding at least seven CNG vehicles to its fleet by September 30, 2011, at a capital expenditure of approximately $490,000, which excludes the costs associated with the seven vehicles. U. S. Steel has constructed the CNG fueling station which is currently in the commissioning phase. U. S. Steel expects the Agreed Order to be terminated in January 2012.

On April 13, 2009, Gary Works received an NOV from EPA Region V for alleged violations for New Source Review for reline of No. 13/14 during 2004-2005. U. S. Steel continues to meet with IDEM and EPA to negotiate resolution of the NOV. EPA has indicated that it has referred the matter to the DOJ.

On June 17, 2011, U. S. Steel received a NOV/FOV from the EPA alleging that Gary Works violated the National Emission Standards for Hazardous Air Pollutants and the Indiana State Implementation Plan and Operating Permit requirements. This NOV/FOV stems from an EPA facility inspection in August 2008 and subsequent requests for information. EPA alleges that U. S. Steel failed to properly control air emissions from the top of Blast Furnace No. 4 while beaching iron and opening blast furnace relief valves. In addition, the EPA alleged that excessive emissions from the top of Blast Furnace No. 4 occurred on December 15, 2009. Excessive levels of particulate matter opacity are alleged to have occurred as a result of the above actions. U. S. Steel provided a written response to the EPA on August 19, 2011 and continues to discuss resolution of the NOV/FOV.

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

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and field work was completed early in the second quarter of 2011. Final completion of the Closure Plan is pending establishment of a full vegetative cover over the project area and approval of the Closure Completion Report which was submitted to IDEM on August 31, 2011. As of September 30, 2011, $3.9 million has been spent on the project. The remaining cost is estimated to be $531,000 for post construction monitoring work and was recorded as an accrued liability as of September 30, 2011.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $650,000. It is reasonably possible that additional costs of as much as $40 million to $65 million may be incurred at this site in combination with five other projects. See note 20 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel paid a civil penalty of $1 million, completed two supplemental environmental projects at a cost of $1.75 million and initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. ADEM is currently reviewing the Phase II RFI work plan. In January 1999, ADEM included the former Ensley facility site in Fairfield Corrective Action. As of September 30, 2011, costs to complete the remediation at Ensley have amounted to $1.3 million. In total, the accrued liability for remaining work under the Corrective Action Progam was $790,000 at September 30, 2011, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $40 million to $65 million may be incurred at this site in combination with five other projects. See note 20 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and AOCs is complete and under review by OEPA. As of September 30, 2011, U. S. Steel has spent $806,000 on studies at this site. Costs to complete additional projects are estimated to be $4,000. It is reasonably possible that additional costs of as much as $40 million to $65 million may be incurred at this site in combination with five other projects. See note 20 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Initial construction of a seep collection system at the D2 landfill was completed in September 2011 and start up work is expected to continue through the end of the year. As of September 30, 2011, project costs have amounted to $581,000. The remaining cost of the project is expected to be $559,000 and was recorded as an accrued liability as of September 30, 2011.

On November 16, 2010, OEPA issued an NOV to U. S. Steel for allegedly not submitting a complete and timely NOx Reasonably Available Control Technology (RACT) study of Lorain Tubular Operations, as required by OEPA RACT rules. To comply with OEPA NOx RACT rules, U. S. Steel will install ultra low NOx burners on the No. 4 seamless rotary furnace with completion expected in early 2012. The capital cost is expected to be approximately $3 million.

Great Lakes Works

On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order (the Order) that resolves alleged violations of Clean Water Act National Pollutant Discharge Elimination System (NPDES) permits at the Great Lakes Works facility. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. As of September 30, 2011, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements.

On October 5, 2009, after an inspection of Great Lakes Works, as part of EPA Region V’s regional enforcement initiative, U. S. Steel received an NOV/FOV from EPA Region V alleging that Great Lakes Works violated casthouse roof monitor and baghouse opacity limits; slag pit opacity limits; Basic Oxygen Process roof monitor opacity limits; and certain permit recordkeeping and parametric monitoring requirements. U. S. Steel has met with EPA regarding the alleged violations and continues to negotiate resolution of the matter. EPA advised U. S. Steel that it has referred the matter to the DOJ.

On May 10, 2011, the MDEQ issued a violation notice alleging that fallout from a bleeder incident on April 20, 2011 caused an unreasonable interference with the comfortable enjoyment of life and property in Windsor, Canada. U. S. Steel is in the process of evaluating the violation notice.

On June 17, 2011, U. S. Steel received a NOV/FOV from the EPA alleging that Great Lakes Works violated the National Emission Standards for Hazardous Air Pollutants and Michigan State Implementation Plan and Operating Permit requirements. This NOV/FOV stems from an EPA facility inspection in August 2008 and subsequent requests for information. EPA alleges that U. S. Steel failed to properly control air emissions while beaching iron and opening blast furnace relief valves. Excessive levels of particulate matter opacity are alleged to have occurred as a result of the above actions. U. S. Steel provided a written response to U. S. EPA on August 19, 2011, and continues to discuss resolution with U. S. EPA.

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

At Granite City Works, U. S. Steel and Gateway Energy & Coke Company, LLC (Gateway), a subsidiary of SunCoke Energy, Inc., have agreed with two environmental advocacy groups to establish an Environmental Trust Fund (Trust), which requires the permittees (U. S. Steel and Gateway) to collectively deposit $1.0 million by September 30th of each year, beginning September 30, 2008 and ending September 30, 2012. To date, U. S. Steel and Gateway have paid the first four of five installments towards the fund.

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

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of September 30, 2011, U. S. Steel has spent $17.6 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel has an accrued liability of $65 million as of September 30, 2011, for our estimated share of the remaining costs of remediation, including the construction, waste management, closure and post closure of a CAMU.

Duluth Works

The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the Minnesota Polution Control Agency (MPCA) in 1985 and a Record of Decision (ROD) signed by MPCA in 1989. As of September 30, 2011, U. S. Steel has spent $17.4 million to complete remediation on certain areas of the site. Current activity at the site is focused on completing the remedial investigation of the two St. Louis River Estuary Operable Units (OUs) along with addressing open issues on several Upland OUs, as identified during the 5-year review of the site, conducted by the MPCA in 2008. The remaining cost of the project is estimated to be approximately $24 million and was recorded as an accrued liability as of September 30, 2011.

Municipal Industrial Disposal Company (MIDC)

MIDC was a licensed disposal facility where U. S. Steel disposed coal tar and other wastes. The site was mismanaged by the operator and subsequently on August 30, 2002 U. S. Steel entered into a consent Order and Agreement with Pennsylvania Department of Environmental Protection (PDEP) to address the environmental issues at the site. While U. S. Steel was not the only entity to use the facility, U. S. Steel is the single remaining viable company responsible for the cleanup. An engineered remedy for the three locations at the site requiring remediation was implemented in July 2011 with an expected completion date by the end of 2011. As of September 30, 2011, U. S. Steel has spent $6.6 million related to the project. The remaining cost of the project is estimated to be $6 million and was recorded as an accrued liability as of September 30, 2011.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy is in development for submission to Department of Toxic Substances Control (DTSC). Of the two SWMU groups, investigations continue. One group may not require further action pending a No Further Action decision by the California DTSC. For the remaining SWMU group, it is likely that corrective measures will be required at these SWMUs but it is not possible at this time to define a scope or estimate costs for what may be required by DTSC. It is reasonably possible that additional costs of as much as $40 million to $65 million may be incurred at this site in combination with five other projects. See note 20 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Other

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. At September 30, 2011, an accrual of $470,000 remains available for these project contingencies.

On January 18, 2011, KDHE signed a Consent Agreement and Final Order (CAFO) which obligates U. S. Steel to prepare and implement a corrective action plan for two sites in Girard, Kansas. The sites are referred to as the Girard Zinc Works and the Cherokee Lanyon #2 site. The CAFO recognizes a single project incorporating the corrective action for both sites. Pursuant to KDHE’s approval of U. S. Steel’s corrective action plan, implementation of the remedial measures began in September 2011. As of September 30, 2011, U. S. Steel has an accrued liability of approximately $2 million to conduct the remedial measures.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures has been initiated and is expected to be completed late in 2011. The accrued liability for U. S. Steel’s share to implement the remedial measure with long term monitoring was $774,000 as of September 30, 2011. U. S. Steel and others filed a lawsuit seeking contribution from approximately 50 parties that used the site. Settlements have been made with approximately 25 parties.

In May 2010, the Minnesota Pollution Control Agency (MPCA) notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. In February 2011, CN presented U. S. Steel with information indicating U. S. Steel’s connection to the site. U. S. Steel has conducted site visits as well as reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On September 23, 2011, U. S. Steel tendered an offer to CN to purchase the site in conjunction with a cost share agreement for moving forward with addressing the identified environmental impacts. As of September 30, 2011, U. S. Steel has an accrued liability of approximately $2 million to conduct the remedial measure.

The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $101 million). The national and provincial governments have each allocated C$30 million (approximately $29 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $29 million). USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2013. As of September 30, 2011, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

ASBESTOS LITIGATION

As of September 30, 2011, U. S. Steel was a defendant in approximately 650 active cases involving approximately 3,190 plaintiffs. At December 31, 2010, U. S. Steel was a defendant in approximately 550 active cases involving approximately 3,090 plaintiffs.

About 2,575, or approximately 81 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2008 through 2011 involve individual or small groups of claimants.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 280 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2008	3,000	400	450	3,050	$13
December 31, 2009	3,050	200	190	3,040	$7
December 31, 2010	3,040	200	250	3,090	$8
September 30, 2011	3,090	100	200	3,190	$6

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

The following is an addition to the risk factors disclosed in U. S. Steel’s Form 10-K for the year ended December 31, 2010 and Form 10-Q for the quarter ended March 31, 2011.

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

Item 6.	EXHIBITS

4.1	Second Amended and Restated Credit Agreement dated as of June 12, 2009 and amended and restated as of July 20, 2011 among United States Steel Corporation, the Lenders party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent. Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on July 21, 2011.

10.1	Third Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of July 18, 2011 by and among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as Funding Agents, CP Conduit Purchasers, Committed Purchasers and LC Banks; and The Bank of Nova Scotia, as Collateral Agent. Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 21, 2011.

10.2	United States Steel Corporation Supplemental Thrift Program

10.3	United States Steel Corporation Non Tax-Qualified Pension Plan

10.4	United States Steel Corporation Supplemental Pension Program

10.5	United States Steel Corporation Long-Term Incentive Compensation Program Administrative Regulations

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Gregory A. Zovko

Gregory A. Zovko
Vice President and Controller

October 25, 2011

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.