Form 10-K
period 2011-12-31
UNITED STATES STEEL CORP
filed 2012-02-28
CIK 1163302

2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes              No    ✓

Aggregate market value of Common Stock held by non-affiliates as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter): $6.6 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

There were 150,925,911 shares of United States Steel Corporation Common Stock outstanding as of February 16, 2012.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated into Part III.

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

PART I

Item 1. BUSINESS

U. S. Steel is an integrated steel producer of flat-rolled and tubular products with major production operations in North America and Europe. An integrated producer uses iron ore and coke as primary raw materials for steel production. U. S. Steel has annual raw steel production capability of 31.7 million net tons (tons) (24.3 million tons in North America and 7.4 million tons in Europe). As further described below, on January 31, 2012, we sold U. S. Steel Serbia d.o.o. (USSS). According to World Steel Association’s latest published statistics, we were the eighth largest steel producer in the world in 2010. U. S. Steel is also engaged in other business activities consisting primarily of transportation services (railroad and barge operations) and real estate operations.

The global economic recession that began in 2008 greatly affected U. S. Steel and many of the markets we serve. The United States and Canada have experienced improvement in the overall North American economy as a modest, but uneven recovery continues. Our results continue to be affected by difficult economic conditions in several of the key business sectors we serve in North America and Europe. Some North American markets, such as automotive, have had significant improvement from the depths of the recession, although not yet reaching pre-recession levels, while other markets, such as construction, have shown very little improvement. Our Tubular operations have benefitted from demand for energy related products resulting mainly from the continued strength of drilling in North American shale formations as well as a return to exploration and development in the Gulf of Mexico. The ongoing European Union (EU) sovereign debt and other economic challenges have negatively impacted our European operations. For further discussion, see “Business Strategy,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” and “Supplementary Data – Disclosures About Forward-Looking Statements.”

On January 31, 2012, U. S. Steel sold USSS to the Republic of Serbia for a purchase price of one dollar. In addition,
U. S. Steel Košice received a $40 million payment for certain intercompany balances owed by U. S. Steel Serbia for raw materials and support services. U. S. Steel expects to record a total non-cash charge of approximately $400 million in the first quarter of 2012, which includes the loss on the sale and a charge of approximately $50 million to recognize the cumulative currency translation adjustment related to USSS.

Segments

U. S. Steel has three reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of slabs, rounds, strip mill plates, sheets and tin mill products, as well as all iron ore and coke production facilities in the United States and Canada. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets. Flat-rolled supplies steel rounds and hot-rolled bands to Tubular.

Flat-rolled has annual raw steel production capability of 24.3 million tons. Raw steel production was 18.6 million tons in 2011, 18.4 million tons in 2010 and 11.7 million tons in 2009. Raw steel production averaged 77 percent of capability in 2011, 76 percent of capability in 2010 and 48 percent of capability in 2009.

The USSE segment included the operating results of U. S. Steel Košice (USSK), U. S. Steel’s integrated steel mill and coke production facilities in Slovakia; U. S. Steel Serbia (USSS), U. S. Steel’s integrated steel mill and other facilities in Serbia; and an equity investee. USSS was sold on January 31, 2012. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells slabs, sheet, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

USSE had annual raw steel production capability of 7.4 million tons, which consists of 5.0 million and 2.4 million tons from USSK and USSS, respectively. On January 31, 2012, USSS was sold, reducing USSE’s annual steel capacity to 5.0 million tons. USSE’s raw steel production was 5.6 million tons in 2011, 6.1 million tons in 2010 and 5.1 million tons in 2009. USSE’s raw steel production averaged 76 percent of capability in 2011, 82 percent of capability in 2010 and 69 percent of capability in 2009.

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

For further information, see Note 3 to the Financial Statements.

Financial and Operational Highlights

Net Sales

(a)	Includes the former Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2011	2010	2009
Flat-rolled	$12,367	$10,848	$6,814
USSE	4,306	3,989	2,944
Tubular	3,034	2,403	1,216

Total sales from reportable segments	19,707	17,240	10,974
Other Businesses	177	134	74

Net sales	$19,884	$17,374	$11,048

Income (Loss) from Operations by Segment(a)

	Year Ended December 31,
(Dollars in Millions)	2011	2010	2009
Flat-rolled(b)	$469	$(261)	$(1,399)
USSE	(162)	(33)	(208)
Tubular(b)	316	353	60

Total income (loss) from reportable segments(b)	623	59	(1,547)
Other Businesses(b)	46	55	–

Reportable segments and Other Businesses income (loss) from operations(b)	669	114	(1,547)
Postretirement benefit expenses(b)	(386)	(231)	(178)
Other items not allocated to segments:
Federal excise tax refund	–	–	34
Litigation reserve	–	–	45
Net gain on the sale of assets	–	6	97
Environmental remediation charge	(18)	–	(49)
Workforce reduction charges	–	–	(86)

Total income (loss) from operations	$265	$(111)	$(1,684)
(a)	See Note 3 to the Financial Statements for reconciliations and other disclosures required by Accounting Standards codification Topic 280.
(b)	Amounts prior to 2011 have been restated to reflect a change in our segment allocation methodology for postretirement benefit expenses as disclosed in Note 3 to the Financial Statements.

Reportable Segments and Other Businesses – Income (Loss) from Operations (IFO)

(a)	Includes the former Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.
(b)	Amounts prior to 2011 have been restated to reflect a change in our segment allocation methodology for postretirement benefit expenses as disclosed in Note 3 to the Financial Statements.

Steel Shipments

(a)	Includes the former Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Steel Shipments by Product and Segment

The following table does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Product – 2011
Hot-rolled Sheets	5,421	1,940	–	7,361
Cold-rolled Sheets	4,311	707	–	5,018
Coated Sheets	3,136	816	–	3,952
Tin Mill Products	1,177	528	–	1,705
Oil country tubular goods (OCTG)	–	–	1,276	1,276
Standard and line pipe	–	8	408	416
Semi-finished and Plates	1,464	865	–	2,329
Other	–	68	128	196

TOTAL	15,509	4,932	1,812	22,253

Memo: Intersegment Shipments from
Flat-rolled to Tubular
Hot-rolled sheets	1,554
Rounds	686
Product – 2010
Hot-rolled Sheets	4,963	2,191	–	7,154
Cold-rolled Sheets	4,340	752	–	5,092
Coated Sheets	2,893	878	–	3,771
Tin Mill Products	1,340	583	–	1,923
Oil country tubular goods (OCTG)	–	–	1,103	1,103
Standard and line pipe	–	9	360	369
Semi-finished, Bars and Plates	1,765	982	–	2,747
Other	–	69	88	157

TOTAL	15,301	5,464	1,551	22,316

Memo: Intersegment Shipments from
Flat-rolled to Tubular
Hot-rolled sheets	895
Rounds	706
Product – 2009
Hot-rolled Sheets	3,173	1,896	–	5,069
Cold-rolled Sheets	3,152	655	–	3,807
Coated Sheets	1,882	793	–	2,675
Tin Mill Products	1,253	534	–	1,787
Oil country tubular goods (OCTG)	–	–	420	420
Standard and line pipe	–	5	155	160
Semi-finished, Bars and Plates	401	498	–	899
Other	–	82	82	164

TOTAL	9,861	4,463	657	14,981

Memo: Intersegment Shipments from
Flat-rolled to Tubular
Hot-rolled sheets	117
Rounds	376

Steel Shipments by Market and Segment

The following table does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel. Shipments of materials to these entities are included in the “Further Conversion – Joint Ventures” market classification. No single customer accounted for more than 10 percent of gross annual revenues.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Major Market – 2011
Steel Service Centers	2,988	943	–	3,931
Further Conversion – Trade Customers	4,805	539	(6)	5,338
– Joint Ventures	1,803	–	–	1,803
Transportation (Including Automotive)	2,268	707	–	2,975
Construction and Construction Products	870	1,622	128	2,620
Containers	1,221	525	–	1,746
Appliances and Electrical Equipment	650	328	–	978
Oil, Gas and Petrochemicals	–	14	1,526	1,540
Exports from the United States	572	–	164	736
All Other	332	254	–	586

TOTAL	15,509	4,932	1,812	22,253

Major Market – 2010
Steel Service Centers	3,214	1,106	–	4,320
Further Conversion – Trade Customers	4,243	676	13	4,932
– Joint Ventures	1,835	–	–	1,835
Transportation (Including Automotive)	2,136	629	3	2,768
Construction and Construction Products	821	1,764	38	2,623
Containers	1,398	586	–	1,984
Appliances and Electrical Equipment	703	319	–	1,022
Oil, Gas and Petrochemicals	–	11	1,438	1,449
Exports from the United States	687	–	59	746
All Other	264	373	–	637

TOTAL	15,301	5,464	1,551	22,316

Major Market – 2009
Steel Service Centers	1,998	882	1	2,881
Further Conversion – Trade Customers	2,203	461	11	2,675
– Joint Ventures	1,283	–	–	1,283
Transportation (Including Automotive)	1,258	387	4	1,649
Construction and Construction Products	653	1,615	22	2,290
Containers	1,296	517	–	1,813
Appliances and Electrical Equipment	755	248	–	1,003
Oil, Gas and Petrochemicals	–	17	551	568
Exports from the United States	322	–	68	390
All Other	93	336	–	429

TOTAL	9,861	4,463	657	14,981

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

Through 2011, the six-year trends for our key safety measurements: global rate of recordable injuries, global days away from work rate and global severity rate showed improvement of 47 percent, 66 percent and 88 percent respectively, as shown in the following graphs.

Our commercial strategy is focused on providing value-added steel products, including advanced high strength steel and coated sheets for the automotive and appliance industries, electrical steel sheets for the manufacture of motors and electrical equipment, galvanized and Galvalume® sheets for construction, tin mill products for the container industry and oil country tubular goods for the oil and gas industry, including providing high quality steel to the developing North American shale oil and gas market. In addition, our European operations concentrate on being a dependable source of high-quality steel to meet the needs of the developing central European markets.

We are committed to meeting our customers requirements by developing new steel products and uses for steel. In connection with this commitment we have research centers in Pittsburgh, Pennsylvania, and Košice, Slovakia. We also have an automotive center in Troy, Michigan and in 2011 we completed construction of an innovation and technology center for Tubular products in Houston, Texas. The focus of these centers is to develop new products and to work with our customers to serve their needs. Examples of our customer focused product innovation include the development of advanced high strength steels, including Dual-Ten® and TRIP steels, that provide high strength to meet safety requirements while significantly reducing weight to meet fuel efficiency requirements and our PATRIOT TC® tubular connections to meet our customers needs in horizontal drilling and deep well applications such as Marcellus Shale.

Our decisions concerning what facilities to operate and at what levels are made based upon our customers’ orders for products as well as the capabilities and cost performance of our locations. In depressed markets such as those experienced in the recent recession, we concentrated production operations at several plant locations and did not operate others in response to customer demand. Similarly we are not currently operating the steelmaking facilities at Hamilton Works, but recently restarted operation of the third blast furnace at USSK reflecting current market demand. The USSS facility was sold to the Republic of Serbia on January 31, 2012.

With regard to capital investments, we remain focused on a number of key projects of strategic importance in each of our three business segments. We have made significant progress to improve our self-sufficiency and reduce our reliance on coke for the steel making process through the application of advanced technologies, upgrades to our existing coke facilities and increased use of natural gas and pulverized coal in our operations. This may enable us to minimize additional capital investments in coke and carbon alloy projects in the future. Engineering and construction of a technologically and environmentally advanced battery at the Mon Valley Works’ Clairton Plant with a projected capacity of 960,000 tons per year is underway with completion expected near year-end 2012. We are constructing a carbon alloy facility at Gary Works which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute with a projected capacity of 500,000 tons per year with completion expected in the second half of 2012. We expect both of these projects to reach full production capability in 2013. We completed construction of our blast furnace coal injection facilities in Europe. The facilities became operational in 2011 and provide our European blast furnaces access to pulverized coal, traditionally a lower cost source of carbon than coke. We continue to pursue the use of natural gas in our operations, primarily in North America, given the significant cost and environmental advantages of this fuel. These projects tend to be smaller projects with limited capital cost. In order to more efficiently serve our tubular product customers’ increased focus on North American shale resources, the construction of an additional quench and temper line was completed during the third quarter of 2011 along with the installation of a hydrotester, threading and coupling and inspection stations at our Lorain Tubular Operations in Ohio. We are currently developing additional projects that will further enhance our ability to support our North American Tubular customers’ evolving needs. In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line under construction that is being financed at the joint-venture level and is expected to reach full production by the end of 2013. We are also continuing our efforts to implement an enterprise resource planning (ERP) system to replace outdated systems and to help us operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations. Over the longer term, we are considering business strategies to leverage our significant iron ore position in the United States, and to exploit opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. We are considering an expansion of our iron ore pellet operations at Keewatin, MN (Keetac) facility, which would increase our production capability by approximately 3.6 million tons thereby increasing our iron ore self-sufficiency. Final permitting for the expansion was completed in December 2011. The total cost of this project as currently conceived is broadly estimated to be approximately $800 million. We also are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron and electric arc furnace (EAF) steelmaking. Our capital investments in the future may reflect such strategies, although we expect that iron and steel-making through the blast furnace and basic oxygen furnace manufacturing processes will remain our primary processing technology for the long term.

We are committed to reducing emissions as well as our carbon footprint. We have an established program to investigate, share and create innovative, best practice solutions throughout U. S. Steel to manage and reduce energy intensity and CO2 emissions. We are also committed to investing in technology to move the steelmaking process in an even more environmentally responsible direction by investing in low emission technologies. In addition to the environmentally compliant projects noted above, we entered into a 15 year coke supply agreement with Gateway Energy & Coke Company, LLC in connection with its heat recovery coke plant located at Granite City Works which began operations in the fourth quarter of 2009.

In 2011, we achieved air opacity performance improvements at our domestic coke plants. Continuous process improvements have allowed us to make environmental progress through the utilization of enhanced refractory repair programs and strategic, focused maintenance on the structural integrity of our coke batteries as well as use of data analysis to track our coke oven performance allowing us to pro-actively prioritize repairs.

All of our major production facilities are ISO 14001 certified and we continue to focus on implementing energy reduction strategies, implementation of efficient energy sources, waste reduction management as well as the utilization of by-product fuels to reduce our reliance on natural gas.

We are currently seeking application approval for an innovative approach to environmental permitting for Minntac Air and Water compliance for PM, Mercury, SO2 and Sulfate. Once the approval process has been granted, this will be the first Multi-Media compliance solution of its type for iron-ore operations in the United States.

Our environmental stewardship is also focused on education and active involvement with local sponsorship of academic programs designed to produce an inter-active learning experience for the participants on the importance of environmental responsibility and awareness.

During 2011, we were re-certified from the Wildlife Habitat Council (WHC) for our Wildlife at Work program at our South Taylor Environmental Park (STEP) near Pittsburgh, Pennsylvania, which incorporates interaction with elementary school programs in Western Pennsylvania. In addition, we renewed our WHC certification under the Corporate Lands for Learning Program at STEP, Clairton and Gary Works.

We continue to assess North American and international expansion and divestment opportunities and carefully weigh them in light of changing global steel and financial market conditions and long-term value considerations. We may consider 100 percent acquisition opportunities, joint ventures and other arrangements.

The foregoing statements regarding expected capital expenditures, capital projects, emissions reductions and expected benefits from the implementation of the ERP project and environmental projects are forward-looking statements. Factors that may affect our capital spending and the projects include: (i) levels of cash flow from operations; (ii) changes in tax laws; (iii) general economic conditions; (iv) steel industry conditions; (v) cost and availability of capital; (vi) receipt of necessary permits; and (vii) unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires. There is also a risk that the completed projects will not produce at the expected levels and within the costs currently projected. Predictions regarding benefits resulting from the implementation of the ERP project are subject to uncertainties. Actual results could differ materially from those expressed in these forward-looking statements.

Our financial goals are to maintain or enhance our liquidity, maintain a solid capital structure, focus capital investments on key projects of long-term strategic importance and position ourselves for success in the longer term. During 2011, we amended and restated our $750 million Credit Agreement to increase the facillity to $875 million while extending its maturity until 2016. We also amended our Receivables Purchase Agreement (RPA) to increase the maximum amount of receivables eligible for sale from $525 million to $625 million while extending its maturity until 2014. In total, these actions increased our available liquidity by $225 million. We voluntarily contributed $140 million to our main defined benefit pension plan in 2011. We refinanced $196 million of Environmental Revenue Bonds (ERBs) and have fully satisfied our obligation to Marathon Oil Corporation (Marathon) concerning the ERB obligations we assumed in connection with the separation from Marathon Oil on December 31, 2001. We maintained our strong liquidity position and ended the year with total liquidity of $1.8 billion.

Steel Industry Background and Competition

The global steel industry is cyclical, highly competitive and has historically been characterized by overcapacity.

According to the World Steel Association’s latest published statistics, we were the eighth largest steel producer in the world in 2010. We believe we are currently the largest integrated steel producer headquartered in North America, one of the largest integrated flat-rolled producers in Central Europe and the largest tubular producer in North America. U. S. Steel competes with many North American and international steel producers. Competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and EAF producers, which primarily use steel scrap and other iron-bearing feedstocks as raw materials. In addition, other products, such as plastics and composites, compete with steel in some applications.

EAF producers typically require lower capital expenditures for construction of facilities and may have lower total employment costs; however, these competitive advantages may be minimized or eliminated by the cost of scrap when scrap prices are high. Some mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers in a number of flat-rolled products previously produced only by integrated steelmaking. U. S. Steel provides defined benefit pension and other postretirement benefits to approximately 115,000 retirees and their beneficiaries. EAF producers and most of our other competitors do not have comparable retiree obligations.

International competitors may have lower labor costs than U.S. producers and some are owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political, social and economic policy considerations, as well as prevailing market conditions.

Through our wholly owned operations and our share of joint ventures, we have adequate iron ore pellet production to cover a significant portion of our North American needs and have secured the remaining iron ore pellets for our North American operations through contracts. With our own coke production facilities and a long-term coke supply agreement with Gateway Energy & Coke Company, LLC (Gateway), we have the capability to be nearly self sufficient for coke in North America at normal operating levels. We also have multi-year contracts for some of our North American coking coal requirements. Our relatively balanced raw materials position in North America and limited dependence on purchased steel scrap have helped mitigate the volatility of our production costs.

Our coke production in North America has declined over the last several years mainly due to the closure of one coke battery at Gary Works in 2005 and three coke batteries at the Clairton Plant in 2009. Additionally, some of our existing coke batteries are reaching the end of their useful lives. Improving our coke self sufficiency and expanding our use of natural gas as a coke substitute are important strategic objectives. During 2011, we continued construction of a technologically and environmentally advanced coke battery at the Clairton Plant of Mon Valley Works with an expected completion near year-end 2012, and a coke substitute carbon alloy facility at Gary Works, with an expected completion in the second half of 2012. We expect both of these projects to reach full production capability in 2013.

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

USSE conducts business primarily in Europe. Like our domestic operations, USSE is affected by the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. The sovereign debt issues and the resulting economic uncertainties adversely affected markets in the EU. We are subject to market conditions in those areas which are influenced by many of the same factors that affect U.S. markets, as well as matters specific to international markets such as quotas, tariffs and other protectionist measures. As discussed above, we sold our Serbian operations on January 31, 2012.

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

Steel imports to the United States accounted for an estimated 13 percent of the U.S. steel market in 2011 and 2010 and 15 percent in 2009. Increases in future levels of imported steel could reduce future market prices and demand levels for steel produced in our North American facilities.

Imports of flat-rolled steel to Canada accounted for an estimated 36 percent of the Canadian market for flat-rolled steel products in 2011, 40 percent in 2010 and 39 percent in 2009.

Energy related tubular products imported into the United States accounted for an estimated 46 percent in 2011 and 2010 and 58 percent in 2009.

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

The U.S. Department of Commerce (DOC) and the ITC concluded their five-year (sunset) reviews of antidumping orders against seamless standard, line, and pressure pipe from Japan (large-diameter and small-diameter) and Romania (small-diameter) in August 2011 and September 2011, respectively. The DOC determined that revoking these orders would likely lead to the continuation or recurrence of dumping, and the ITC determined that revoking the orders would be likely to lead to the continuation or recurrence of material injury within a reasonably foreseeable time. As a result, the orders remain in place.

On December 19, 2011, in the case of GPX International Tire Corp. v. United States, the U. S. Court of Appeals for the Federal Circuit held that the countervailing duty statute cannot be applied to imports from non market economies including China. There are a number of countervailing duty orders involving Chinese steel.

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

Total imports of flat-rolled carbon steel products (excluding quarto plates and wide flats) to the the 27 countries currently comprising the EU were 17 percent of the EU market in 2011, 14 percent in 2010 and 15 percent in 2009. Increases in future levels of imported steel could reduce market prices and demand levels for steel produced in our European facilities.

We expect to continue to experience competition from imports and will continue to closely monitor imports of products in which we have an interest. Additional complaints may be filed if unfairly traded imports adversely impact, or threaten to adversely impact, financial results.

U. S. Steel’s businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted by substantially similar environmental conditions and thus does not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel’s competitive position with regard to domestic mini-mills, some foreign steel producers (particularly in developing economies such as China) and producers of materials which compete with steel, all of which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor varies depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to our prior disposal of environmentally sensitive materials. Many of our competitors have fewer historical liabilities. For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Many nations have adopted or are considering regulation of carbon dioxide (CO2) emissions. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating greenhouse gas emissions for certain facilities and has implemented various reporting requirements. In the last Congress, legislation was passed in the House of Representatives and introduced in the Senate. We do not know what action, if any, may be taken in the future by the current or a new session of Congress. The EU has established greenhouse gas regulations and Canada has published details of a regulatory framework for greenhouse gas emissions. Such regulations may entail substantial costs for emission allowances, restriction of production, and higher prices for coking coal, natural gas and electricity generated by carbon-based systems. Some foreign nations such as China and India are not aggressively pursuing regulation of CO2 and integrated steel producers in such countries may achieve a competitive advantage over U. S. Steel. For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

U. S. Steel is subject to foreign currency exchange risks as a result of its European and Canadian operations. USSE’s revenues are primarily in Euros and its costs are primarily in U.S. dollars and Euros. U. S. Steel Canada’s (USSC’s) revenues and costs are denominated in both Canadian and U.S. dollars. In addition, international cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can impact income when they are remeasured at the end of each period. A $1.6 billion U.S. dollar-denominated intercompany loan from a U.S. subsidiary to a European subsidiary was the primary exposure at December 31, 2011.

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

Gary Works, located in Gary, Indiana, has annual raw steel production capability of 7.5 million tons. Gary Works has three coke batteries, four blast furnaces, six steelmaking vessels, a vacuum degassing unit and four continuous slab casters. Gary Works generally consumes all the coke it produces and sells coke by-products. Finishing facilities include a hot strip mill, two pickling lines, two cold reduction mills, three temper mills, a double cold reduction line, four annealing facilities and two tin coating lines. Principal products include hot-rolled, cold-rolled and coated sheets and tin mill products. Gary Works also produces strip mill plate in coil. We are constructing a carbon alloy facility at Gary Works which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitue product. The facility has a projected capacity of 500,000 tons per year with completion expected in the second half of 2012 with full production capability in 2013. The Midwest Plant and East Chicago Tin are operated as part of Gary Works.

The Midwest Plant, located in Portage, Indiana, processes hot-rolled and cold rolled bands and produces tin mill products and hot dip galvanized, cold-rolled and electrical lamination sheets. Midwest facilities include a pickling line, two cold reduction mills, two temper mills, a double cold reduction mill, two annealing facilities, two hot dip galvanizing lines, a tin coating line and a tin-free steel line.

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

The Clairton Plant is comprised of nine coke batteries. Almost all of the coke produced is consumed by U. S. Steel facilities or swapped with other domestic steel producers. Coke by-products are sold to the chemicals and raw materials industries. Engineering and construction of a technologically and environmentally advanced coke battery at the Clairton Plant is underway with completion expected near year-end 2012 with full production capability in 2013.

Granite City Works, located in Granite City, Illinois, has annual raw steel production capability of 2.8 million tons. Granite City’s facilities include two coke batteries, two blast furnaces, two steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Granite City Works generally consumes all the coke it produces and sells coke by-products. Principal products include hot-rolled and coated sheets. Gateway constructed a coke plant which began operating in October 2009 to supply Granite City Works. U. S. Steel owns and operates a cogeneration facility that utilizes by-products from the Gateway coke plant to generate heat and power.

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

Hamilton Works, located in Hamilton, Ontario, has annual raw steel production capability of 2.3 million tons. Hamilton Works facilities include a coke battery, a blast furnace, three steelmaking vessels, a slab caster, a combination slab/bloom caster, a pickling line, a cold reduction mill and two hot dip galvanizing lines and a galvanizing/galvannealing line. Principal products include slabs and cold-rolled and coated sheets.

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

U. S. Steel has iron ore pellet operations located at Mt. Iron (Minntac) and Keewatin (Keetac), Minnesota with annual iron ore pellet production capability of 22.4 million tons. During 2011, 2010 and 2009, these operations produced 21.1 million, 20.0 million and 8.5 million net tons of iron ore pellets, respectively.

U. S. Steel has a 14.7 percent ownership interest in Hibbing Taconite Company (Hibbing), which is based in Hibbing, Minnesota. Hibbing’s rated annual production capability is 9.1 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. Our share of 2011, 2010 and 2009 production was 1.2 million, 1.0 million and 0.3 million tons, respectively.

U. S. Steel has a 15 percent ownership interest in Tilden Mining Company (Tilden), which is based in Ishpeming, Michigan. Tilden’s rated annual production capability is 8.7 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. Our share of 2009 production was a minimal amount and our share of 2011 and 2010 production was 1.4 million tons in both years.

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

U. S. Steel and Kobe Steel, Ltd. of Japan participate in a 50-50 joint venture, PRO-TEC Coating Company (PRO-TEC). PRO-TEC owns and operates two hot dip galvanizing lines in Leipsic, Ohio, which primarily serve the automotive industry. PRO-TEC’s annual production capability is approximately 1.2 million tons. U. S. Steel supplies PRO-TEC with all of its requirements of cold-rolled sheets and markets all of its products. PRO-TEC is constructing a $400 million automotive continuous annealing line (CAL) at the facility, with a projected operating capability of 500,000 tons. This facility is expected to reach full capacity by the end of 2013. The CAL will produce high strength, light weight steels that are an integral component in automotive manufacturing as vehicle emission and safety requirements become increasingly stringent.

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

U. S. Steel and ArcelorMittal Dofasco, Inc. participate in Baycoat Limited Partnership (Baycoat), a 50-50 joint venture located in Hamilton, Ontario. Baycoat applies a variety of paint finishes to flat-rolled steel coils. Baycoat’s annual production capability is approximately 280,000 tons.

D.C. Chrome Limited, a 50-50 joint venture between U. S. Steel and The Court Group of Companies Limited, operates a plant in Stony Creek, Ontario which textures and chromium plates work rolls for Hamilton Works and for other customers, and grinds and chromes steel shafts used in manlifts.

Chrome Deposit Corporation (CDC), a 50-50 joint venture between U. S. Steel and Court Holdings, reconditions finishing work rolls, which require grinding, chrome plating and/or texturing. The rolls are used on rolling mills to provide superior finishes on steel sheets. CDC has seven locations across the United States, with all locations near major steel mills.

Feralloy Processing Company (FPC), a joint venture between U. S. Steel and Feralloy Corporation, converts coiled hot strip mill plate into sheared and flattened plates for shipment to customers. U. S. Steel has a 49 percent interest. The plant, located in Portage, Indiana, has annual production capability of approximately 275,000 tons.

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

USSE

USSE consisted of USSK and its subsidiaries, USSS and an equity investee.

On January 31, 2012, USSS was sold.

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

USSS consisted of an integrated plant in Smederevo, Serbia which had annual raw steel production capability of 2.4 million tons. Facilities at this plant included two blast furnaces, three steelmaking vessels, two slab casters, a hot strip mill, two pickling lines, a cold reduction mill, two annealing facilities, a temper mill and a temper/double cold reduction mill. Other facilities included a tin mill in Šabac with one tin coating line, a limestone mine in Kučevo and a river port in Smederevo, all located in Serbia. Principal products included hot-rolled and cold-rolled sheets and tin mill products.

Tubular

Tubular manufactures seamless and welded oil country tubular goods (OCTG), standard and line pipe and mechanical tubing.

Seamless products are produced on a mill located at Fairfield Works in Fairfield, Alabama, and on two mills located in Lorain, Ohio. The Fairfield mill has annual production capability of 750,000 tons and is supplied with steel rounds from Flat-rolled’s Fairfield Works. The Fairfield mill has the capability to produce outer diameter (O.D.) sizes from 4.5 to 9.875 inches and has quench and temper, hydrotester, threading and coupling and inspection capabilities. The Lorain mills have combined annual production capability of 780,000 tons and has used steel rounds supplied by Fairfield Works and external sources. Lorain #3 Mill has the capability to produce O.D. sizes from 10.125 to 26 inches and has quench and temper, hydrotester, cutoff and inspection capabilities. Lorain #4 Mill has the capability to produce O.D. sizes from 1.9 to 4.5 inches and has quench and temper, hydrotester, threading and coupling and inspection capabilities for OCTG casing and uses Tubular Processing Services in Houston for oil field production tubing finishing. In August of 2011, Lorain Tubular Operations commissioned its new #6 Mill quench and temper line, which is able to heat treat O.D. sizes from 2.375 to 7.625 inches, and also installed hydrotester, threading and coupling, and inspection stations, bringing its annual production capabilities to 120,000 tons of OCTG finishing capacity.

Texas Operations, located in Lone Star, Texas, manufactures welded OCTG, standard and line pipe and mechanical tubing products. Texas Operations #1 Mill has the capability to produce O.D. sizes from 7 to 16 inches. Texas Operations #2 Mill has the capability to produce O.D. sizes from 1.088 to 7.15 inches. Both mills have quench and temper, hydrotester, threading and coupling and inspection capabilities. Bellville Operations, in

Bellville, Texas, manufactures welded tubular products primarily for OCTG. Bellville Operations has the capability to produce O.D. sizes from 2.375 to 4.5 inches and has limited hydrotester and cutoff capabilities and uses Tubular Processing Services in Houston for oil field production tubing finishing. Texas Operations and Bellville Operations have combined annual production capability of 1.0 million tons and are supplied with hot rolled bands from Flat-rolled’s facilities.

Welded products are also produced at a mill located in McKeesport, Pennsylvania, which, prior to May 1, 2011, was operated by a third party operator. The McKeesport mill has annual production capability of 315,000 tons and processes hot-rolled bands from several Flat-rolled locations. This mill has the capability to produce, hydrotest, cut to length and inspect O.D. sizes from 8.625 to 20 inches.

Wheeling Machine Products supplies couplings used to connect individual sections of oilfield casing and tubing. It produces sizes ranging from 2.375 to 20 inches at two locations: Pine Bluff, Arkansas, and Hughes Springs, Texas.

Tubular Processing Services, located in Houston, Texas, provides quench and temper and end-finishing services for oilfield production tubing. Tubular Threading and Inspection Services, also located in Houston, Texas, provides threading, inspection and storage services to the OCTG market.

U. S. Steel also has a 50 percent ownership interest in Apolo Tubulars S.A. (Apolo), a Brazilian supplier of welded casing, tubing, line pipe and other tubular products. Apolo’s annual production capability is approximately 150,000 tons.

U. S. Steel, POSCO and SeAH Steel Corporation, a Korean manufacturer of tubular products, participate in United Spiral Pipe LLC which owns and operates a manufacturing facility in Pittsburg, California with annual production capability of 300,000 tons of spiral welded tubular products. U. S. Steel and POSCO each hold a 35-percent ownership interest in the joint venture, with the remaining 30-percent ownership interest being held by SeAH.

We completed construction of an innovation and technology center for Tubular products in Houston, Texas in 2011.

Other Businesses

U. S. Steel’s Other Businesses include transportation services (railroad and barge operations) and real estate operations.

U. S. Steel owns the Gary Railway Company in Indiana, Lake Terminal Railroad Company and Lorain Northern Company in Ohio; Union Railroad Company and McKeesport Connecting Railroad Company in Pennsylvania, Fairfield Southern Company, Inc. and Warrior and Gulf Navigation Company, all located in Alabama; Delray Connecting Railroad Company in Michigan and Texas & Northern Railroad Company in Texas; all of which comprise U. S. Steel’s transportation business. On December 21, 2010, U. S. Steel sold all of the operating assets of Mobile River Terminal Company Inc., and certain assets of Warrior and Gulf Navigation Company for approximately $35 million. For further information, see Note 6 to the Financial Statements.

On December 1, 2011, U. S. Steel and Birmingham Terminal Railway, L.L.C, (BTR) a subsidiary of Watco Companies, L.L.C. entered into an agreement under which BTR would acquire the majority of the operating assets of Birmingham Southern Railroad Company as well as the Port Birmingham Terminal. The transaction was completed on February 1, 2012. See Note 6 to the Financial Statements for further information.

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

Raw Materials and Energy

As an integrated producer, U. S. Steel’s primary raw materials are iron units in the form of iron ore pellets and sinter ore, carbon units in the form of coal and coke (which is produced from coking coal) and steel scrap. U. S. Steel’s raw materials supply strategy consists of acquiring and expanding captive sources of these primary raw materials and entering into flexible multi-year supply contracts for certain raw materials.

The amounts of such raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel producing equipment. In broad terms, U. S. Steel estimates that it consumes about 1.4 tons of coal to produce one ton of coke and that it consumes approximately 0.4 tons of coke, 0.2 tons of steel scrap (40 percent of which is internally generated) and 1.3 tons of iron ore pellets to produce one ton of raw steel. At normal operating levels, we also consume approximately 6 mmbtu’s of natural gas per ton produced. While we believe that these estimates are useful for planning purposes, substantial variations occur. They are presented in order to give a general sense of raw material and energy consumption related to steel production.

Iron Ore

The iron ore facilities at Minntac and Keetac contain an estimated 712 million short tons of recoverable reserves and our share of recoverable reserves at the Hibbing and Tilden joint ventures is 59 million short tons. Recoverable reserves are defined as the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Minntac and Keetac’s annual capability and our share of annual capability for the Hibbing and Tilden joint ventures total 25 million tons. Through our wholly owned operations and our share of joint ventures, we have adequate iron ore pellet production to cover a significant portion of our North American needs and have secured the remaining iron ore pellets through contracts. We are considering an expansion of our iron ore pellet operations at our Keetac facility, which would increase our production capability by approximately 3.6 million tons thereby increasing our iron ore self-sufficiency. Final permitting for the expansion was completed in December 2011. The total cost of this project as currently conceived is broadly estimated to be approximately $800 million.

Lower than anticipated operating levels in 2011 and contractual obligations to purchase iron ore pellets resulted in excess inventory levels. A portion of the excess iron ore pellets were sold on the global market. Depending on our production requirements, we may sell additional pellets in the future.

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

U. S. Steel has entered into multi-year contracts for a portion of Flat-rolled’s coking coal requirements. Prices for these North American contracts for 2012 are set at what we believe are competitive market prices. Prices in subsequent years will be negotiated in accordance with contractual provisions on an annual basis at prevailing market prices.

Prices for European contracts are negotiated at defined intervals (no less than quarterly) with regional suppliers.

We believe that supplies of coking coal adequate to meet our needs are available from outside sources at competitive market prices. The main sources of coking coal for Flat-rolled are the United States and Canada; and for USSE include Poland, the Czech Republic, the United States, Canada, Russia and Ukraine.

Coke

In North America, the Flat-rolled segment operates cokemaking facilities at the Clairton Plant of Mon Valley Works, Gary Works, Granite City Works, Hamilton Works and Lake Erie Works. In Europe, the USSE segment operates cokemaking facilities at USSK. Blast furnace injection of coal, natural gas and self-generated coke oven gas is also used to reduce coke usage. The increase in coke production in 2008 was mainly due to the inclusion of production at Lake Erie Works and Hamilton Works for the entire year following the USSC acquisition in 2007. The decrease in coke production in 2009 resulted from the temporary idling of cokemaking facilities at the Clairton Plant, Granite City Works, Hamilton Works and Lake Erie Works for part of the year as well as the permanent shut down of three coke batteries at the Clairton Plant. In 2010, we restarted the facilities that were idled in 2009, resulting in an increase in coke production. We have taken a number of steps to ensure long-term access to high quality coke for our blast furnaces. We are in the process of constructing a technologically and environmentally advanced battery at the Clairton Plant, with production capability of approximately 960,000 tons with completion expected near year-end 2012 with full production capability expected in 2013. We entered into a 15 year coke supply agreement with Gateway Energy & Coke Company, LLC (Gateway) in connection with its 650,000 ton per year heat recovery coke plant and is located at Granite City Works. Also, we are in the process of constructing a carbon alloy facility at Gary Works which will utilize state-of-the-art technology to produce a carbon alloy material that will be used as a coke substitute. The carbon alloy facility is expected to have production capability of approximately 500,000 tons per year and is anticipated to start production in the second half of 2012 with full production capability expected in 2013.

With Flat-rolled’s cokemaking facilities and the Gateway long-term supply agreement, it has the capability to be nearly self-sufficient with respect to its annual coke requirements at normal operating levels. To the extent that it is necessary or appropriate, considering existing needs and/or applicable transportation costs, coke is purchased from, sold or swapped with suppliers and other end-users.

With the sale of USSS, USSE has the capability to be nearly self-sufficient for coke at normal operating levels. The remainder of USSE’s needs is purchased from outside sources.

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

Subsequent to the sale of USSS, all of USSE’s limestone requirements are purchased from outside sources. We believe that supplies of limestone adequate to meet USSE’s needs are available from outside sources at competitive market prices.

Zinc and Tin

We believe that supplies of zinc and tin required to fulfill the requirements for Flat-rolled and USSE are available from outside sources at competitive market prices. We routinely execute fixed-price forward physical purchase contracts for a portion of our expected business needs in order to partially manage our exposure to the volatility of the zinc and tin markets.

Natural Gas

All of U. S. Steel’s natural gas requirements are purchased from outside sources.

We believe that supplies adequate to meet Flat-rolled’s needs are available at competitive market prices. In order to partially manage our exposure to natural gas price increases, we routinely execute fixed-price forward physical purchase contracts for natural gas. During 2011, about 70 percent of our natural gas purchases in Flat-rolled were based on bids solicited on a monthly basis from various vendors; the remainder was made daily or with term agreements or with fixed-price forward physical purchase contracts.

We believe that supplies adequate to meet USSE’s needs are normally available at competitive market prices, although it experienced a supply curtailment of more than ten days in January 2009 related to Russia’s suspension of natural gas shipments to Europe. Since that time, we have taken steps to mitigate the effects of a future disruption including adding storage capacity in the Slovak Republic and the ability to have reverse flow gas from the Czech Republic to Slovakia.

Both Flat-rolled and USSE use self-generated coke oven and blast furnace gas to reduce consumption of natural gas.

Industrial Gases

U. S. Steel purchases its industrial gas requirements under long-term contracts with various suppliers.

Commercial Sales of Product

U. S. Steel characterizes sales as contract if sold pursuant to an agreement with defined volume and pricing and a duration of longer than three months, and as spot if sold without a defined volume and pricing agreement. In 2011 approximately 67 percent, 47 percent and 11 percent of sales by Flat-rolled, USSE and Tubular, respectively, were contract sales. Some contract pricing agreements include fixed price while others are adjusted periodically based upon published prices of steel products or cost components. U. S. Steel does not consider sales backlog to be a meaningful measure since volume commitments in most contracts are based on each customer’s specific periodic requirements.

Environmental Matters

U. S. Steel maintains a comprehensive environmental policy. The Executive Environmental Committee, which is comprised of U. S. Steel officers, meets regularly to review environmental issues and compliance. Both the Board of Directors and the Corporate Governance and Public Policy Committee receive regular updates on environmental matters. The Compensation and Organization Committee has made annual improvement one of four performance measures for short-term incentive compensation for our officers. Also, U. S. Steel, largely through the American Iron and Steel Institute, the Canadian Steel Producers Association, the World Steel and European Confederation of Iron and Steel Industries (Eurofer), is involved in the promotion of cost effective environmental strategies through the development of appropriate air, water, waste and climate change laws and regulations at the local, state, national and international levels.

U. S. Steel’s businesses in the United States are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the CAA with respect to air emissions; the Clean Water Act (CWA) with respect to water discharges; the Resource Conservation and Recovery Act (RCRA) with respect to solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to releases and remediation of hazardous substances. In addition, all states where U. S. Steel operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for these environmental laws have not yet been promulgated and in certain instances are undergoing revision. These environmental laws and regulations, particularly the CAA, could result in substantially increased capital, operating and compliance costs.

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

USSK is subject to the environmental laws of Slovakia and the EU. A related law of the EU commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances that are produced in the EU or imported into the EU. Although USSK is currently compliant with REACH, this regulation is becoming increasingly stringent. Slovakia is also currently considering a law implementing an EU Waste Framework Directive that would more strictly regulate waste disposal and increase fees for waste disposed of in landfills including privately owned landfills. The intent of the waste legislation is to encourage recycling and we cannot estimate the full financial impact of this prospective legislation at this time. The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. It contains operational requirements for air emissions, waste water discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Slovakia is required to adopt the directive by January 7, 2013 and is allowed only very limited discretion in implementing the legislation. USSK will be required to be in full compliance within four years after the EU publishes the BAT standards. We are currently evaluating the costs of complying with BAT, but expect it will involve significant capital expenditures and increased costs.

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

Greenhouse Gas Emissions Regulation

The current and potential regulation of greenhouse gas emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of greenhouse gases such as carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating greenhouse gas emissions for certain facilities and has implemented various reporting requirements as further described below. In the last Congress, legislation was passed in the House of Representatives and introduced in the Senate. We do not know what action, if any, may be taken by the current Congress. The EU has established greenhouse gas regulations while in Canada, a regulatory framework for greenhouse gas emissions has been published, details of which are discussed below. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing.

The U.S. EPA has classified greenhouse gases such as CO2 as harmful gases. Under this premise, it has implemented a greenhouse gas emission monitoring and reporting requirement for all facilities emitting 25,000 metric tons or more per year of carbon dioxide, methane and nitrous oxide in CO2 equivalent quantities (CO2e). Emission reports for all U. S. Steel facilities were filed by September 30, 2011. The U.S. EPA intends to make this information publicly available from all facilities.

On May 13, 2010 the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating greenhouse gas emissions from facilities through the Clean Air Act’s Prevention of Significant Deterioration (PSD) permitting process. U. S. Steel reported its emissions under these rules in accordance with the regulation and its deadlines. Starting January 2, 2011, new projects that increase greenhouse gas emissions by more than 75,000 tons per year, have new PSD requirements based on best available control technology (BACT), but only if the project also significantly increases emissions of at least one non-greenhouse gas pollutant. Only existing sources with Title V permits or new sources obtaining Title V permits for non-greenhouse gas pollutants will also be required to address greenhouse gas emissions. Starting July 1, 2011 new sources not already subject to Title V requirements that emit over 100,000 tons per year of greenhouse gas emissions, or modifications to existing permits that increase greenhouse gas emissions by more than 75,000 tons per year, will be subject to PSD and Title V requirements. On November 17, 2010 the EPA issued its “PSD and Title V Permitting Guidance for Greenhouse Gases” and “Available and Emerging Technologies for Reducing Greenhouse Gas Emissions from the Iron and Steel Industry.” Through this guidance, the EPA intends to help state and local air permitting authorities identify greenhouse gas reduction options and BACT for greenhouse gases under the CAA. U. S. Steel is currently evaluating the cost of compliance with these regulations.

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

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the European Commission. Based on actual CO2 emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. U. S. Steel entered into transactions to sell and swap a portion of our emissions allowances and recognized gains related to these transactions of approximately $22 million and $7 million in the years ended December 31, 2011 and 2010, respectively.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. Although USSK believes this tax is unconstitional and unlawful and may contest it, based on the current implementing regulations, U. S. Steel recorded expense of $14 million for the year ended December 31, 2011.

For the period after 2012, the EU’s emissions trading scheme (ETS) will employ centralized allocation rather than national allocation plans. The new ETS also includes a cap designed to achieve an overall reduction of greenhouse gases for the ETS sectors of 21% in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the new ETS is still expected to lead to additional costs for steel companies in Europe. Because we do not know what the market value of CO2 credits will be after 2012, we cannot reliably estimate the cost of complying with the new ETS at this time.

In 2007, Canada’s federal government announced a framework climate change plan that involved mandatory reduction targets for all major greenhouse gas producing industries. To date, federal greenhouse gas regulations have been adopted for Canada’s transportation and electricity sectors only. The federal government has indicated that it is committed to reducing Canada’s total greenhouse gas emissions by 17 percent from 2005 levels by 2020, but also stated that this target is subject to adjustment in order to remain aligned with the United States. At this point, it is unclear when Canadian federal regulations on greenhouse gas emissions for other major-emitting sectors will be developed and whether they will reflect the targets or approach of the previously announced plan. On June 12, 2009, Canada’s federal government also released for comment two draft guides related to the establishment of an Offset System in Canada. These draft documents propose rules and provide guidance on the requirements and processes to create offset credits and the requirements and processes to verify the eligible greenhouse gas reductions achieved from an offset project. Canada’s federal government has stated that, once in place, the Offset System will compliment the proposed cap-and-trade system and help in generating greenhouse gas emissions reductions across the country. On December 12, 2011, the government announced that Canada was exercising its legal right to formally withdraw from the 1997 Kyoto Protocol. U. S. Steel does not know what impact, if any, this action may have on greenhouse gas emission regulations and its Canadian operations. If federal greenhouse gas reduction legislation for the steel sector becomes law in Canada, it could have economic and operational consequences for U. S. Steel. It is impossible to estimate the timing or impact of these or other future government actions on U. S. Steel.

In December 2007, the Ontario government announced its own Action Plan on Climate Change (the Ontario Action Plan). The Ontario Action Plan targets reductions in Ontario greenhouse gas emissions of six percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050. In December 2008, Ontario launched a consultation process towards the development of a cap-and-trade system and in May 2009, the Ontario government released a discussion paper regarding cap-and-trade. The Ontario government has amended the Environmental Protection Act in order to provide the regulatory authority to set-up a greenhouse gas cap-and-trade system; however, such a system has not yet been developed. The Ontario government also passed a Greenhouse Gas Emissions Reporting Regulation (the Regulation) on December 1, 2009. The Regulation is intended to provide the foundation for Ontario to implement a cap-and-trade program for greenhouse gases. The Regulation requires facilities that emit more than 25,000 tons of CO2e or more per year to annually report their emissions, starting with 2010 emissions. The Ontario government has stated that it is working with four other Canadian provinces and seven U.S. states to design a broad-based cap and trade system.

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

The principal impact of the MACT standards on U. S. Steel operations includes those that are specific to cokemaking, ironmaking, steelmaking and iron ore processing. In addition, the EPA is expected to repromulgate Boiler MACT regulations in 2012, which are expected to impose standards and limitiations for fuels, including possibly coke oven gas, used in boilers and process heaters and their resulting emissions at U.S. Steel facilities. The current Boiler MACT rule is subject to an administrative stay. The impact of the anticipated Boiler MACT rule upon U.S. Steel can not be estimated since the new Boiler MACT rule is not yet finalized.

In September 2011, EPA sent U.S. Steel’s integrated steel facilities Information Collection Requests for information regarding emissions from various iron and steel operations to be used in a new Iron and Steel MACT rule. The current or existing Iron and Steel MACT rule is subject to a legal challenge by Sierra Club. In June 2010, the United States Court of Appeals for the District of Columbia Circuit granted EPA’s motion for voluntary remand of the Iron and Steel MACT. As a result, while the existing standards are still in effect, EPA anticipates promulgating new Iron and Steel MACT rules in response to the challenge by the Sierra Club. The impact of the new Iron and Steel MACT cannot be estimated at this time since the EPA is just beginning its information collection part of the rulemaking process.

U. S. Steel’s cokemaking facilities are subject to two categories of MACT standards. The first category applies to pushing and quenching. The EPA was required to make a risk-based determination for pushing and quenching emissions, but the EPA is working on an Information Request to determine whether additional emissions reductions are necessary and expects to issue guidance to coke making facilities early in 2012. Since the EPA has yet to publish or propose any residual risk standards from these operations; the impact if any, cannot be estimated at this time. The second category of MACT standards applying to coke facilities applies to emissions from charging, coke oven battery tops and coke oven doors. With regard to these standards, U. S. Steel chose to install more stringent controls than MACT on some of its batteries, called Lowest Achievable Emissions Reductions (LAER). Such LAER batteries are not required to comply with certain residual risk standards until 2020. Because the scope of these anticipated changes are distant and relatively uncertain, the magnitude of the impact of these anticipated changes cannot be estimated at this time.

U. S. Steel’s iron ore processing operations are subject to the Taconite Iron Ore Processing MACT standards. These standards may change if EPA revises the MACT standards in response to a petition filed by an environmental advocacy group. EPA has yet to publish or propose any revisions to the Taconite Iron Ore Processing MACT or conduct any residual risk analysis from these operations; therefore, the impact of any possible changes cannot be estimated at this time.

The CAA also requires the EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter – consisting of PM10 and PM2.5, lead carbon monoxide, nitrogen dioxide, sulfur dioxide, and ozone. In 1997, EPA established 24-hour and annual standards for fine particles that are less than 2.5 micrometers in size and in 2006, EPA tightened the 24-hour standard but retained the annual standard. These standards were challenged and the U.S. Court of Appeals for the District of Columbia, in American Farm Bureau Federation and National Pork Producers Council et al. v. EPA, 559 F. 3rd 512 (D.C. Cir. 2009), remanded the annual standards to the EPA for further consideration but allowed the 2006 24-hour standard to remain in effect. In October 2011, the EPA advised members of Congress that it intended to retain the PM10 standard in the anticipated rule making, but indicated that it is still evaluating the latest evidence and assessments with regards to any revisions to the PM2.5 standard. If the PM2.5 standards are lowered as expected, U.S. Steel could face increased capital, operating and compliance costs related to reductions of PM2.5 from affected sources.

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

It is not possible to estimate the magnitude of any costs associated with the SIPs for the 2006 24-hour standard or the remand of the annual standard since the state and federal agencies are still developing regulations for the programs and implementation for the 2006 24-hour standard. Demonstrating attainment with the 2006 24-hour standard is not expected until sometime between 2014 and 2019 and no new standard or associated timeline has been established for the annual standard.

Effective May 2008, EPA lowered its ground level ozone air quality standards, which could affect sources of nitrogen oxide and volatile organic compounds, including coke plants, and iron and steel facilities. However, in response to a legal challenge of the 2008 ground level ozone NAAQS, EPA proposed to lower the NAAQS from what was promulgated in 2008. As a result, the court held the legal challenge abeyance. In July, 2010, EPA proposed to lower the ozone standard from the current 0.075 parts per million to a value in the range of 0.060 – 0.070 parts per million. While EPA stated that it would promulgate a final rule with a lower NAAQS for ozone in September 2011, President Obama advised EPA that his administration did not support the proposed rule and directed EPA to withdraw the rule and to reconsider the standard again in 2013 as it is compelled to do pursuant to the CAA. As a result, the legal challenge to the 2008 standard is no longer in abeyance and is again moving forward. Since EPA previously stayed attainment designations, EPA also advised the regulated community that it would move forward with implementation of the 2008 standard, starting with designating areas in the first half of 2012. States must submit SIPs outlining how they will reduce pollution to meet the standards by a date that is no later than three years after EPA’s final designations. If EPA issues designations in 2012 as it has indicated, these plans would be due no later than 2015. States are required to meet the standards by deadlines that may vary based on the severity of the problem in the area. It is anticipated that the ozone NAAQS revisions could result in significant costs to U. S. Steel; however, it is not possible to estimate the magnitude of these costs at this time since any implementation requirements will not be known until after areas are designated and SIPs are developed.

In 2010, EPA retained the annual nitrogen dioxide NAAQS standard, but created a new 1-hour NAAQS and established new data reduction and monitoring requirements. While it is expected that compliance with the new standard could result in additional capital expenditures in the coming years, since EPA has not yet made area designations with regards to the new 1-hour NAAQS for nitrogen oxide and States have not yet begun preparing implementation plans, the impact on current operations at U. S. Steel facilities cannot be estimated at this time.

Also in 2010, the EPA revised the primary sulfur dioxide standard by establishing a new 1-hour standard at a level of 75 parts per billion. In the rulemaking, the EPA also revoked the two previously existing primary standards of 140 parts per billion for 24-hour periods; and the annual standard of 30 parts per billion. While it is expected that compliance with the new standard could result in additional capital expenditures in the coming years, since the EPA has not yet made area designations with regards to the new 1-hour NAAQS for sulfur dioxide and States have not yet begun preparing implementation plans, the impact on current operations at U. S. Steel facilities cannot be estimated at this time.

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

Remediation

A significant portion of U. S. Steel’s currently identified environmental remediation projects relate to the remediation of former and present operating locations. A number of these locations are no longer owned or operated by U. S. Steel and are subject to cost-sharing and remediation provisions in the sales agreements. Projects include remediation of the Grand Calumet River, the former Geneva Works, the former Duluth Works and the closure of permitted hazardous and non-hazardous waste landfills.

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

Employees

As of December 31, 2011, U. S. Steel had approximately 24,000 employees in North America and approximately 19,000 in Europe. Due to the sale of USSS on January 31, 2012, our total employees were reduced by approximately 5,400.

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by collective bargaining agreements with the USW entered into effective September 1, 2008 (the 2008 CBAs) that expire on September 1, 2012. The 2008 CBAs resulted in wage increases ranging from $0.65 to $1.00 per hour as of the effective date. Employees received four percent wage increases on September 1, 2009, 2010 and 2011. The 2008 CBAs also required U. S. Steel to make annual $75 million contributions to a restricted account within our trust for retiree health care and life insurance during the contract period. In early 2009, we reached agreement with the USW to defer the 2009 contribution until 2012. In 2010, we reached agreement with the USW to defer our 2010 contribution until 2014. In 2011, we reached agreement with the USW to defer our 2011 million contribution until 2015. Further, in accordance with an agreement with the USW, U. S. Steel elected to use the $75 million contribution made in 2008 to pay 2010 retiree healthcare and life insurance claims and will make up the contribution in 2013. The 2008 CBAs also provide for pension and other benefit enhancements for both current employees and retirees (see Note 18 to the Financial Statements). U. S. Steel made voluntary contributions of $140 million to our main domestic defined pension plan in both 2011 and 2010. At USSC the collective bargaining agreement with the USW covering employees at Lake Erie Works expires in April 2013. The collective bargaining agreement with the USW covering employees at Hamilton Works was ratified on October 15, 2011 and expires in October 2014. All of the agreements in North America contain no-strike clauses. A small number of workers at some of our North American facilities and at our transportation operations are covered by agreements with the USW or other unions that have varying expiration dates.

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

For significant operating data for U. S. Steel for each of the last five years, see “Five-Year Operating Summary (Unaudited)” on pages F-61 and F-62.

Item 1A. RISK FACTORS

Risk Factors Related to the Difficult Economic Conditions

All segments of our business continue to be impacted by the difficult economic conditions that began with the global economic recession in 2008 and such effects have created certain risks and have also affected the other risks set forth below. U. S. Steel cannot predict the duration of the difficult economic conditions and the trajectory of the recovery but both will have a significant impact on U. S. Steel.

U. S. Steel and its end-product markets continue to be impacted by challenging economic conditions.

The global economic recession that began in 2008 resulted in significantly lower demand and decreased profitability across all of our segments and major markets. While the United States and Canada have shown an improved, but somewhat uneven recovery, Europe remains stagnant with continued economic and financial challenges. Overall, the current demand for steel products is lower when compared to the period prior to the global economic downturn.

While some of our end customer markets supplied by our Flat-rolled and USSE segments, such as automotive, saw modest recoveries during 2010 and 2011, others, such as construction, remain severely depressed. Any decrese in oil and gas drilling activity could result in lower customer demand for the products of our Tubular segment. Our operating levels and prices may remain at depressed levels until our customers’ demand increases.

The ongoing EU debt crisis and economic declines in EU markets have affected product demand and prices for USSE. Should conditions worsen in these markets, or additional markets suffer similar sovereign debt challenges, product demand and pricing may further deteriorate. While USSE does not directly or indirectly hold any sovereign debt investments, dissolution and replacement of the Euro currency and the potential reintroduction of individual EU currencies could further adversely impact USSE and expose USSE to increased foreign exchange risk.

China and certain other steel markets were affected less by the global recession and rebounded more quickly in some cases to and even beyond 2008 levels. As a result, steel production serving these markets has increased, which has caused prices for iron ore, metallurgical coal and other raw materials to increase. This development has caused, and will continue to cause, our costs to increase regardless of the state of recovery in our end markets.

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

As the overall North American economy has recovered, we have experienced shorter business cycles with durations measured in weeks or months rather than the traditional multi-year cycles. This volatility makes it difficult to balance the procurement of raw materials and energy with our steel production and customer product demand.

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

Steel imports to the United States accounted for an estimated 13 percent of the U.S. steel market in 2011 and 2010 and 15 percent in 2009. Foreign competitors may have lower labor costs, and some are owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions.

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

Imports of flat-rolled steel to Canada accounted for an estimated 36 percent of the Canadian market for flat-rolled steel products in 2011, 40 percent in 2010 and 39 percent in 2009.

Total imports of flat-rolled carbon steel products to the EU27 (the 27 countries currently comprising the EU) were 17 percent of the EU market in 2011, 14 percent in 2010 and 15 percent in 2009.

Increases in future levels of imported steel to North America and Europe could reduce future market prices and demand levels for steel products produced in those markets.

Imports into the United States, Canada and the EU have often violated the international trade laws of these jurisdictions. While in some cases U. S. Steel and others have been successful in obtaining relief under these laws, in other circumstances relief has not been received. When received, such relief is generally subject to automatic or discretionary recision or reduction. There can be no assurance that any such relief will be obtained or continued in the future or that such relief as obtained will be adequate. There is also a risk that international bodies such as the World Trade Organization or judicial bodies in the United States, Canada or the EU may change their interpretations of these laws in ways unfavorable to U. S. Steel such as a recent United States court ruling rejecting the applicability of countervailing duty laws to non market economies such as China.

Limited availability of raw materials and energy may constrain operating levels and reduce profit margins.

U. S. Steel and other steel producers have periodically been faced with problems in obtaining sufficient raw materials and energy in a timely manner due to delays, defaults or force majeure events by suppliers, shortages or transportation problems (such as shortages of barges, ocean vessels, rail cars or trucks, or disruption of rail lines, waterways or natural gas transmission lines), resulting in production curtailments. As a result, we may be exposed to risks concerning pricing and availability of raw materials from third parties. USSE purchases substantially all of its iron ore and coking coal requirements from outside sources. USSE is also dependent upon availability of natural gas produced in Russia and transported through Ukraine. USSE experienced natural gas supply curtailments during Russia’s suspension of natural gas shipments to Europe in January 2009, resulting in steel production curtailments, escalated costs and reduced profit margins. Since that time, we have taken steps to mitigate the effects of a future disruption including adding storage capacity in the Slovak Republic and the ability to have reverse flow gas from the Czech Republic to Slovakia. Any future curtailments and escalated costs may further reduce profit margins.

If we do not complete the ongoing projects to construct new coke batteries and the carbon alloy facility, or if these projects do not produce the anticipated quality or volume of products, we will become increasingly dependent upon purchased coke as some of our existing batteries are approaching the end of their useful lives.

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

The integrated steel process involves a series of chemical reactions involving carbon that create CO2. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating greenhouse gas emissions for certain facilities and has implemented various reporting requirements. In the last Congress, legislation was passed in the House of Representatives and introduced in the Senate. We do not know what action, if any, may be taken in the future by the current or a new session of Congress. The EU has established greenhouse gas regulations and Canada has published details of a regulatory framework for greenhouse gas emissions. For a discussion of these, see “PART I – Business – Environmental Matters.” We cannot predict the final requirements that may be adopted in the United States and Canada, or the form of future actions that may be taken by the EU; however, such limitations could entail substantial costs for emission allowances restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems, which could have a negative effect on results of operations and cash flows. Since mini-mill production does not involve the same chemical reactions as integrated production, mini-mills may have a competitive advantage. Also, since China and many other developing nations have not instituted greenhouse gas regulations, and since past international agreements such as the Kyoto Protocol provided exemptions and lesser standards for developing nations, we may also be at a competitive disadvantage with certain foreign steel producers. Many of our customers in the United States, Canada and Europe may experience similar impacts, which could result in decreased demand for our products.

Risk Factors Concerning U. S. Steel Legacy Obligations

Our retiree health care and retiree life insurance plan costs, most of which are unfunded obligations, and our pension plan costs in North America are higher than those of many of our competitors. These plans create a competitive disadvantage and negatively affect our results of operations and cash flows.

We maintain retiree health care and life insurance and defined benefit pension plans covering most of our North American employees and former employees upon their retirement. As of December 31, 2011, approximately 115,000 current employees, retirees and beneficiaries are participating in the plans to receive pension and/or medical benefits. At December 31, 2011, on an accounting basis, U. S. Steel’s retiree medical and life insurance plans were underfunded by $2.7 billion and our pension plans were underfunded by $2.4 billion.

Most of our employee benefits are subject to collective bargaining agreements with unionized workforces and will be subject to future negotiations. Minimum contributions to domestic qualified pension plans (other than contributions to the Steelworkers Pension Trust (SPT) described below) are regulated under ERISA and the Pension Protection Act of 2006 (the PPA). Minimum contributions to U. S. Steel Canada (USSC) pension plans are governed by an agreement entered into by Stelco Inc. (Stelco) and the Province of Ontario that U. S. Steel assumed in conjunction with the acquisition of Stelco. This unique agreement requires USSC to fund annually a C$70 million flat dollar contribution plus special contributions for cost of living adjustments (COLA) indexing and other amendments adopted since 2006 for the four main USSC pension plans through 2015. After this time, the minimum contribution requirements for USSC’s plans are subject to Ontario Canada provincial rules for funding defined benefit plans which generally require the funding of solvency deficiencies over a five year period and may require significantly more annual contributions than is currently required under a Stelco (now U. S. Steel) agreement.

The turmoil in financial markets during 2008 led to significant declines in the value of equity investments that are held by the trusts under our pension plans and the trust to pay for retiree health care and life insurance benefits. While some of the 2008 losses were recovered in 2009 and 2010, poorly performing global equity markets in 2011 negatively impacted our underfunded positions at December 31, 2011. Additionally, certain corporate bond rates are utilized in determining the discount rate used to measure our pension and other benefit obligations for both U.S. GAAP and funding purposes. The Federal Reserve Board has continued to suppress interest rates in an attempt to stimulate the broader American economy, which has had the direct effect of lowering the bond rates used in the determination of the appropriate discount rate. A lower discount rate reduces the funded position of these plans. If there is significant underfunding of the liabilities in our defined benefit pension plans, U. S. Steel, may be required or may choose to make substantial contributions to these plans, which may divert committed capital to satisfy funding requirements related to these obligations and delay or cancel projects that we believe would increase our ability to meet our customers’ needs as well as our profitability.

U. S. Steel contributes to a multiemployer defined benefit pension plan domestically for USW-represented employees formerly employed by National Steel and represented employees hired after May 2003 called the Steelworkers Pension Trust (SPT). We have legal requirements for future funding of this plan should the SPT become significantly underfunded or we decide to withdraw from the plan. Either of these scenarios may negatively impact our future cash flows. The collective bargaining agreements with the USW entered into effective September 1, 2008 (the 2008 CBAs) increased our required contributions to this plan from $1.80 to $2.65 per hour for most steelworker employees. Collectively bargained company contributions to the plan could increase as a result of future changes agreed to by the Company and the USW.

Despite the global recession, domestic health care costs continue to increase each year, and could accelerate due to inflationary pressures on the overall health care trend rates. These pressures may in part stem from requirements legislated by the Patient Protection and Affordable Care Act enacted in 2010. This may adversely impact our results of operations and cash flow.

Many domestic and international competitors do not provide retiree health care and life insurance or defined benefit pension plans, and other international competitors operate in jurisdictions with government sponsored retirement and health care plans that may offer them a cost advantage. Benefit obligations under our plans are not tied to operating rates; therefore, our costs do not change to reflect general economic conditions.

We have higher environmental remediation costs than our competitors. This creates a competitive disadvantage and negatively affects our results of operations and cash flows.

U. S. Steel is involved in numerous remediation projects at currently operating facilities, facilities that have been closed or sold to unrelated parties and other sites where material generated by U. S. Steel was deposited. In addition, there are numerous other former operating or disposal sites that could become the subject of remediation. For example, we recorded a charge of $18 million in 2011 related to a component of the Gary Works RCRA corrective action program, and we recorded a charge of $49 million in 2009 in connection with the expanded scope of remediation at our former Geneva Works.

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

Our steel production depends on the operation of critical structures and pieces of equipment, such as blast furnaces, casters, hot strip mills and various structures and operations that support them. It is possible that we could experience prolonged periods of reduced production and increased maintenance and repair costs due to equipment failures at our facilities or those of our key suppliers. For example, we experienced a structural failure at Gary Works in 2010 that disrupted operations for several weeks. It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents and severe weather conditions. We are also exposed to similar risks involving major customers and suppliers such as force majeure events of raw materials suppliers that have occurred and may occur in the future. Production at USSE was curtailed in January 2009 due to the suspension of natural gas deliveries to Europe from Russia transported through Ukraine and we remain vulnerable to this risk. Since that time, we have taken steps to mitigate the effects of a future disruption including adding storage capacity in the Slovak Republic and the ability to have reverse flow gas from the Czech Republic to Slovakia. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions (such as shortages of barges, ocean vessels, rail cars or trucks, or unavailability of rail lines or of locks on the Great Lakes or other bodies of water). To the extent that lost production could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and our unit production costs could be adversely affected.

We may be adversely impacted by volatility in prices for raw materials, energy, and steel.

In 2011, approximately 67 percent of U. S. Steel’s Flat-rolled segment sales in the United States are based on sales contracts with volume commitments and durations of at least one quarter, while lesser percentages of Tubular and USSE segment sales are made pursuant to such contracts. These contracts generally have a fixed price or a price that will fluctuate with changes in a defined index and do not always have firm volume commitments. During periods of rapid escalation of raw materials, energy and other costs such as was experienced in 2010, U. S. Steel may not be able to recover these cost increases from customers with existing fixed price agreements. Conversely, some purchase contracts require annual commitments, or we may elect to make multi-year commitments, and in periods of rapid decline, such as 2009, U. S. Steel may be faced with having agreed to purchase raw materials and energy at prices that are above the then current market price or in greater volumes than required. If steel prices decline, our profit margins on market-based indexed contracts and spot business will be reduced.

Declines in the production levels of our major customers could have an adverse effect on our financial position, results of operations and cash flow.

We sell to the automotive, service center, converter, energy and appliance and construction-related industries, all of which have been signficantly impacted by the ongoing difficult economic conditions. Low demand from customers in these key markets may adversely affect our results of operations.

We face risks concerning new technologies, products and increasing customer requirements.

Technologies such as direct iron reduction and carbon substitution may be more cost effective than our current production methods. However, we may not have sufficient capital to invest in such technologies and may from time to time, incur cost over-runs and difficulties adapting and fully integrating these technologies into our existing operations. We may also encounter control or production restrictions, or not realize the cost benefit from such capital intensive technology adaptations to our current production processes. Customers such as the automotive industry are demanding stronger and lighter products. Tubular customers are increasingly requesting pipe producers to supply connections and other ancillary parts as well as inspection and other services. We may not be successful in meeting these technological challenges and there may be increased liability exposures connected with the supply of additional products and services. Events such as well failures, line pipe leaks, blowouts, bursts, fires and product recalls could result in claims that our products or services were defective and caused death, personal injury, property damage or environmental pollution. The insurance we maintain may not be adequate, available to protect us in the event of a claim, or its coverage may be limited, canceled or otherwise terminated, or the amount of our insurance may be less than the related impact on our enterprise value after a loss.

The terms of our indebtedness contain provisions that may limit our flexibility.

The Amended Credit Agreement is secured by a lien on a majority of our domestic inventory and certain of our accounts receivable and includes a fixed charge coverage ratio covenant that applies to the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregrate commitments and $87.5 million. Because the Amended Credit Agreement was undrawn throughout 2011, this covenant was not applicable. The value or levels of inventory may decrease or we may not be able to meet this covenant in the future, and either or both of these situations would limit our ability to borrow under the Amended Credit Agreement. We also amended our RPA during 2011 to increase the maximum amount of receivables eligible for sale by $100 million to $625 million. As of December 31, 2011, we have sold $380 million of our receivables to third party commercial paper conduits to fund our working capital requirements. Reductions in accounts receivable would reduce the amount of receivables available for sale.

In general, availability under the Amended Credit Agreement is limited to a monthly borrowing base for certain eligible domestic inventory. Inventory reductions could limit availability to less than the potential $875 million. If availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million, we would also be subject to a fixed charge coverage ratio covenant. In addition, beginning on February 13, 2014 and extending until the repayment or conversion of the 4.00% senior convertible notes, we must maintain minimum liquidity of at least $350 million if the aggregate outstanding principal amount of the 4.00% senior convertible notes is $350 million or greater; or minimum liquidity of $175 million, if the outstanding principal amount is lower than $350 million. The minimum liquidity (as further defined in the Amended Credit Agreement) must include at least $145 million of availability under the Amended Credit Agreement. This may be a particular problem as market conditions and order levels continue to improve and U. S. Steel needs the liquidity to build working capital. We have granted the lenders under the Amended Credit Agreement a secured position in our most liquid assets, which may be a detriment to other creditors.

The Amended Credit Agreement, our Senior Convertible Notes issued in 2009 and our $2.2 billion of Senior Notes issued in 2007 and 2010 also contain covenants limiting our ability to create liens and engage in sale-leasebacks. Additionally, the repayment of amounts outstanding under the Amended Credit Agreement and repurchase of the Senior Convertible Notes and Senior Notes is required upon a change of control under specified circumstances, as well as other customary provisions. The Amended Credit Agreement, the Senior Convertible Notes and the RPA have provisions that certain defaults under a material debt obligation could cause a default under the Amended Credit Agreement or the Senior Convertible Notes or termination of the RPA. These terms may affect our liquidity, our ability to operate our business and may limit our ability to take advantage of potential business opportunities.

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

USSK, located in Slovakia and USSC, located in Canada, constitute 31 percent of our global raw steel production capability. Both of them are subject to economic conditions and political factors in the countries in which they are located, and USSK is additionally subject to economic conditions and political factors associated with the EU and the Euro currency. Changes in any of these economic conditions or political factors could negatively affect our results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, government instability, civil unrest, increased regulation and quotas, tariffs and other protectionist measures.

Any future foreign acquisitions or expansions could expose us to similar risks.

We are subject to significant foreign currency risks, which could negatively impact our profitability and cash flows.

Our foreign operations accounted for approximately 31 percent of our net sales in 2011. The financial condition and results of operations of USSK and USSC are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The appreciation of the U.S. dollar against these foreign currencies could have a negative impact on our consolidated results of operations.

In addition, international cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can have a non-cash impact on income when they are remeasured at the end of each period. A $1.6 billion U.S. dollar-denominated intercompany loan from a U.S. subsidiary to a European subsidiary was the primary exposure at December 31, 2011.

If the EU abandons the Euro, or if one or more members withdraw, the re-introduction of individual currencies, would expose us to foreign exchange rate risks for each currency.

Any future foreign acquisitions or expansions may increase such risks.

Our business requires substantial expenditures for debt service, obligations, capital investment, operating leases and maintenance that we may be unable to fund.

With $3.8 billion of long-term debt outstanding as of December 31, 2011, we have significant debt service requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2011, total capital expenditures were $3.4 billion. At December 31, 2011, our contractual commitments to acquire property, plant and equipment totaled $257 million and we were obligated to make aggregate lease payments of $159 million under operating leases.

In addition to capital expenditures and lease payments, we spend significant amounts for maintenance of raw material, steelmaking and steel-finishing facilities.

As of December 31, 2011, we had contingent obligations consisting of indemnity obligations under active surety bonds, trusts and letters of credit totaling approximately $173 million and contractual purchase commitments, including “take or pay” arrangements, totalling approximately $10.2 billion.

Our business may not generate sufficient operating cash flow or external financing sources may not be available in amounts sufficient, to enable us to service or refinance our indebtedness or to fund capital expenditures and other liquidity needs. The limitations under our Amended Credit Agreement and RPA, described above, may limit our availability to draw upon these facilities. We intend to indefinitely reinvest undistributed foreign earnings outside the United States; however, if we need to repatriate funds in the future to satisfy our liquidity needs, the tax consequences would reduce income and cash flow.

U. S. Steel is exposed to uninsured losses.

Our insurance coverage against catastrophic casualty and business interruption exposures contains certain common exclusions, substantial deductibles and self insured retentions.

Our collective bargaining agreements may limit our flexibility.

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by the 2008 CBAs, which expire on September 1, 2012. These agreements contain provisions that prohibit us from pursuing any North American transaction involving steel or steel-related assets without the consent of the USW, grant the USW a right to bid on any sale of one or more facilities covered by the 2008 CBAs, require us to make reasonable and necessary capital expenditures to maintain the competitive status of our domestic facilities and require mandatory pre-funding of a trust for retiree health care and life insurance. These agreements also restrict our ability to trade, sell or use foreign-produced coke and iron ore in North America, and further require that the ratio of non-USW employees to USW employees at our domestic facilities not exceed one to five.

While other domestic integrated unionized steel producers have similar requirements in their agreements with the USW, non-union producers are not subject to such requirements.

In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires in March 2012.

We are at risk of labor stoppages.

Our collective bargaining agreements covering most of our domestic employees expire September 1, 2012 and our USSK labor agreement expires in March 2012. We are at risk for work stoppages thereafter or if unauthorized job actions occur.

We are exposed to potential impairment of goodwill recorded on our balance sheet.

Our acquisitions of Lone Star Technologies, Inc. (Lone Star) and Stelco, Inc. (Stelco) created goodwill on our balance sheet which totaled $1.8 billion as of December 31, 2011, and which exposes us to the risk of future impairment charges. Our Flat-rolled reporting unit was allocated goodwill from the Stelco and Lone Star acquisitions in 2007 and our Texas Operations reporting unit, which is part of our Tubular operating segment, was allocated goodwill from the Lone Star acquisition. Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. Fair value is determined based on consideration of the income, market and cost approaches as applicable in accordance with the guidance in Accounting Standards Codification (ASC) Topic 820.

If business conditions deteriorate or other factors have an adverse effect on our estimates of discounted future cash flows or compound annual growth rate, future tests of goodwill impairment may result in an impairment charge. The assumptions used will have a large impact on the conclusions reached in future tests. As of December 31, 2011, the Flat-rolled and Texas Operations reporting units have $945 million and $834 million of goodwill, respectively. The 2011 annual goodwill impairment test showed that the estimated fair values of our Flat-rolled and Texas Operations reporting units exceeded their carrying values by approximately $1.5 billion and $375 million, respectively. A 75 basis point increase in the discount rate, a critical assumption in which even a minor change can have a significant impact on the estimated fair value of the reporting unit, would decrease the fair value of the Flat-rolled and Texas Operations reporting units by approximately $1.2 billion and $210 million, respectively.

There are risks associated with future acquisitions.

The success of any future acquisitions will depend substantially on the accuracy of our analysis concerning such businesses and our ability to complete such acquisitions on favorable terms, to finance such acquisitions and to integrate the acquired operations successfully with existing operations. If we are unable to integrate new operations successfully, our financial results and business reputation could suffer. Our acquisitions in 2007 involved purchase prices significantly higher than the prices we paid for our acquisitions in 2003. Such prices will make it more difficult to achieve adequate financial returns. Additional risks associated with acquisitions are the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience. International acquisitions may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations and countries. Antitrust and other laws in foreign jurisdictions may prevent us from completing acquisitions. Future acquisitions may result in additional goodwill.

There are risks associated with existing and potential accounting and tax requirements.

We do not recognize a tax benefit for pre-tax losses in jurisdictions where we have recorded a full valuation allowance for accounting purposes. As a result, the pre-tax losses associated with USSC do not provide any tax benefit for accounting purposes. Significant changes in the mix of pre-tax results among the jurisdictions in which we operate could have a material impact on our effective tax rate. Similarly, our use of intercompany loans has and in the future may have significant impacts on our financial statements as a result of foreign currency accounting remeasurement effects. Potential future accounting changes could negatively affect our profitability and cash flow. Even if the impacts are non cash they may materially impact perceptions and judgments about us by rating agencies and investors. Changes in tax law could also negatively affect our profitability and cash flow.

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

Provisions of Delaware Law, and our governing documents may make a takeover of U. S. Steel more difficult.

Certain provisions of Delaware law, our certificate of incorporation and by-laws could make more difficult or delay our acquisition by means of a tender offer, a proxy contest or otherwise and the removal of incumbent directors. These provisions are intended to discourage certain types of coercive takeover practices and inadequate takeover bids, even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

A person or group could establish a substantial position in U. S. Steel stock.

Our rights plan expired on December 31, 2011 and was not renewed. The absence of a rights plan may make it easier for a person or group to acquire a substantial position in U. S. Steel stock. Such person or group may have interests adverse to the interests of other stockholders.

We may suffer employment losses, which could negatively affect our future performance.

Approximately 570 of U. S. Steel’s North American-based non-represented employees retired in 2009 as part of a voluntary early retirement program and a significant number of those remaining are or will be eligible for retirement over the next several years.

Over the last few years we had intensified our recruitment, training and retention efforts so that we may continue to optimally staff our operations. If we are unable to hire sufficient qualified replacements for those leaving, our future performance may be adversely impacted. With respect to our represented employees, we may be adversely impacted by the loss of employees who retired or obtained other employment during the time they were laid off or subject to a work stoppage.

We may experience difficulties implementing our enterprise resource planning (ERP) system.

We continue to deploy an ERP system at our various locations to help us operate more efficiently. This is a complex project, which is expected to be implemented in several phases over the next few years. We may not be able to successfully implement the ERP program without experiencing difficulties. In addition, the expected benefits of implementing the ERP system, such as increased productivity and operating efficiencies, may not be fully realized or the costs of implementation may outweigh the realized benefits. We modified the implementation schedule in early 2009 to reduce near-term costs. This action will delay the realization of benefits from this project and may add to final project costs.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following tables list U. S. Steel’s main properties, their locations and their products and services:

North American Operations

Property	Location	Products and Services
Gary Works	Gary, Indiana	Slabs; Sheets; Tin mill; Strip mill plate; Coke
Midwest Plant	Portage, Indiana	Sheets; Tin mill
East Chicago Tin	East Chicago, Indiana	Tin mill
Great Lakes Works	Ecorse and River Rouge, Michigan	Slabs; Sheets
Mon Valley Works
Irvin Plant	West Mifflin, Pennsylvania	Sheets
Edgar Thomson Plant	Braddock, Pennsylvania	Slabs
Fairless Plant	Fairless Hills, Pennsylvania	Galvanized sheets
Clairton Plant	Clairton, Pennsylvania	Coke
Granite City Works	Granite City, Illinois	Slabs; Sheets; Coke
Lake Erie Works	Nanticoke, Ontario, Canada	Slabs; Sheets; Coke
Hamilton Works	Hamilton, Ontario, Canada	Slabs; Sheets; Coke
Fairfield Works	Fairfield, Alabama	Slabs; Rounds; Sheets; Seamless Tubular
USS-POSCO Industries(a)	Pittsburg, California	Sheets; Tin mill
PRO-TEC Coating Company(a)	Leipsic, Ohio	Galvanized sheets
Double Eagle Steel Coating Company(a)	Dearborn, Michigan	Galvanized sheets
Double G Coatings Company, L.P.(a)	Jackson, Mississippi	Galvanized and Galvalume® sheets
Worthington Specialty Processing(a)	Jackson, Canton and Taylor, Michigan	Steel processing
Feralloy Processing Company(a)	Portage, Indiana	Steel processing
Chrome Deposit Corporation(a)	Various	Roll processing
Acero Prime, S.R.L. de C.V.(a)	San Luis Potosi and Ramos Arizpe, Mexico	Steel processing; Warehousing
Baycoat Limited Partnership(a)	Hamilton, Ontario, Canada	Steel processing
D.C. Chrome Limited(a)	Stony Creek, Ontario, Canada	Roll processing
Lorain Tubular Operations	Lorain, Ohio	Seamless Tubular
Texas Operations	Lone Star, Texas	Welded Tubular
Bellville Operations	Bellville, Texas	Welded Tubular
Wheeling Machine Products	Pine Bluff, Arkansas and Hughes Springs and Houston, Texas	Tubular couplings
Tubular Processing Services	Houston, Texas	Tubular processing
Tubular Threading and Inspection Services	Houston, Texas	Tubular threading, inspection and storage services
United Spiral Pipe, LLC(a)	Pittsburg, California	Spiral Welded Tubular
Minntac iron ore operations	Mt. Iron, Minnesota	Iron ore pellets
Keetac iron ore operations	Keewatin, Minnesota	Iron ore pellets
Hibbing Taconite Company(a)	Hibbing, Minnesota	Iron ore pellets
Tilden Mining Company(a)	Ishpeming, Michigan	Iron ore pellets
Transtar	Alabama, Indiana, Michigan, Ohio, Pennsylvania, Texas	Transportation operations (railroad and barge operations)
(a)	Equity investee

Other Operations

Property	Location	Products and Services
U. S. Steel Košice	Košice, Slovakia	Slabs; Sheets; Tin mill; Strip mill plate; Tubular; Coke; Radiators; Refractories
U. S. Steel Serbia(a)	Smederevo, Šabac and Kučevo, Serbia	Slabs; Sheets; Tin mill; Strip mill plate; Limestone
Apolo Tubulars S.A.(b)	Lorena, Sao Paulo, Brazil	Welded Tubular
(a)	Sold on January 31, 2012
(b)	Equity investee

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

The slab caster facility at Fairfield, Alabama is subject to a lease. The final lease payment is due in December 2012 and the lease term expires in June 2013, subject to additional extensions. A coke battery at Clairton, Pennsylvania is subject to a lease through 2012, at which time title will pass to U. S. Steel. At the Midwest Plant in Indiana, U. S. Steel has a supply agreement for various utility services with a company which owns a cogeneration facility located on U. S. Steel property. The Midwest Plant agreement expires in 2028. The headquarters office space in Pittsburgh, Pennsylvania used by U. S. Steel is leased through September 2017.

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

Asbestos Litigation

At December 31, 2011, U. S. Steel was a defendant in approximately 695 active cases involving approximately 3,235 plaintiffs. As of December 31, 2010, U. S. Steel was a defendant in approximately 550 active cases involving approximately 3,090 plaintiffs. During 2011, settlements and dismissals resulted in the disposition of approximately 130 claims and U. S. Steel paid approximately $8 million in settlements. New filings added approximately 275 claims.

About 2,570, or approximately 80 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2011, 2010 and 2009 involve individual or small groups of claimants.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 265 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The following table shows activity with respect to asbestos litigation:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
2009	3,050	200	190	3,040	$7
2010	3,040	200	250	3,090	$8
2011	3,090	130	275	3,235	$8

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

Environmental Proceedings

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2011, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

At December 31, 2011, U. S. Steel had been identified as a PRP at a total of 24 CERCLA sites where liability is not resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs will be less than $100,000 for 9 sites, between $100,000 and $1 million for 10 sites, between $1 million and $5 million for 4 sites and over $5 million for 1 site. One site is known as the Municipal & Industrial Disposal Co. site in Elizabeth, Pennsylvania. In October 1991, the Pennsylvania Department of Environmental Resources placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation, which was issued in 1997. U. S. Steel and the Pennsylvania Department of Environmental Protection (PADEP) signed a Consent Order and Agreement on August 30, 2002, under which U. S. Steel is responsible for remediation of this site. In 2003 the Consent Order and Agreement became final. U. S. Steel is essentially complete with the remedial action at this site. The other site is the former Duluth Works, which was listed by the Minnesota Pollution Control Agency (MPCA) under the

Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The U.S. Environmental Protection Agency (EPA) has included the Duluth Works site with the St. Louis River Interlake Duluth Tar site on EPA’s National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel has prepared a conceptual habitat enhancement plan (HEP) that includes measures to address contaminated sediments in the St. Louis River Estuary. MPCA (on behalf of EPA) has completed its second five-year review for the site. As a result, additional data collection will be required to address data gaps identified in the five-year review and corrective measures will be required to address the recently discovered areas of contamination on the upland property. Study, investigation and oversight costs along with implementation of corrective measures on the upland property and implementation of the HEP are currently estimated at $23.7 million.

In addition, there are 12 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.

Other Remediation Activities

There are 39 additional sites where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 10 of these sites will be under $100,000 per site, another 18 sites have potential costs between $100,000 and $1 million per site, and 5 sites may involve remediation costs between $1 million and $5 million per site. As described below, costs for remediation, investigation, restoration or compensation are estimated to be in excess of $5 million per site at 3 sites. Potential costs associated with remediation at the remaining 3 sites are not presently determinable.

Gary Works

On March 4, 2010 the EPA notified U. S. Steel that the requirements of the January 26, 1998 Clean Water Act consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. As of December 31, 2011, project costs have amounted to $60.7 million. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel, will pay the public trustees $1 million for ecological monitoring costs immediately upon EPA’s filing of court documents terminating the consent decree. In addition, U. S. Steel is obligated to perform, and has completed the ecological restoration in this section of the Grand Calumet River. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $2 million at December 31, 2011.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for each of these sites with the exception of the D2/Refuse Area. Implementation of the D5 and TTP Area plans began during the third quarter of 2010 and has been completed as of December 31,2011. Implementation of the T2 plan began in the first quarter of 2011. As of December 31, 2011, the accrued liability for estimated costs to close these sites is $19 million.

On October 23, 1998, EPA issued a final Administrative Order on Consent addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Through December 31, 2011, U. S. Steel had spent $36.1 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions. U. S. Steel received approval on a proposal to the EPA for a facility wide perimeter groundwater monitoring program and a sampling and analysis plan (SAP) for several SWMUs in the Solid Waste Management Areas east of the Vessel Slip Turning Basin. U. S. Steel has also received a partial approval on a second SAP for investigating a portion of the sediments behind the East Breakwall. Implementation of these programs continued during the fourth quarter of 2011. In addition, U. S. Steel has submitted an interim stabilization measure workplan to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Administrative Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for all of the above projects is approximately $42 million as of December 31, 2011, based on the estimated remaining costs.

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

On February 18, 2009, U. S. Steel received a letter from IDEM alleging that Gary Works was culpable for an ambient air quality exceedance for PM10 at the IITRI Monitoring Site. In November 2010, U. S. Steel and IDEM amended the December 2006 Air Agreed Order to resolve this matter. The resolution requires U. S. Steel to continue monitoring PM10 at the IITRI monitor through December 31, 2011; implement specific best management practices at the Sinter Plant storage piles; and to complete a Supplemental Environmental Project consisting of the installation of a compressed natural gas (CNG) fueling station and adding at least seven CNG vehicles to its fleet by September 30, 2011, at a capital expenditure of approximately $490,000, which excludes the costs associated with the seven vehicles. U. S. Steel has constructed the CNG fueling station which is currently in the commissioning phase. U. S. Steel expects the Agreed Order to be terminated.

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

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and field work was completed early in the second quarter of 2011. A full vegetative cover over the project area is in place and the Closure Completion Report was approved by IDEM on November 21, 2011. As of December 31, 2011, $4.2 million has been spent on the project. The remaining cost is estimated to be $216,000 for post construction monitoring work and was recorded as an accrued liability as of December 31, 2011.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $683,000. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 24 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. ADEM is currently reviewing the Phase II RFI work plan. In October, 2011, U. S. Steel initiated a Phase I Investigation of the Exum Materials Management Area. In total, the accrued liability for remaining work under the Corrective Action Progam including the former Ensley facility was $790,000 at December 31, 2011, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 24 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination is complete and under review by OEPA. As of December 31, 2011, U. S. Steel has spent $806,000 on studies at this site. Costs to complete additional projects are estimated to be $54,000. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 24 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Construction and start-up of a seep collection system at the D2 landfill was completed in the third and fourth quarters of 2011. The system was required by OEPA as part of a revised Post-Closure Care Plan for the landfill. As of December 31, 2011, project costs have amounted to $1.3 million. The remaining cost of the project is expected to be $112,000 and was recorded as an accrued liability as of December 31, 2011.

On November 16, 2010, OEPA issued an NOV to U. S. Steel for allegedly not submitting a complete and timely NOx Reasonably Available Control Technology (RACT) study of Lorain Tubular Operations, as required by OEPA RACT rules. To comply with OEPA NOx RACT rules, U. S. Steel will install ultra low NOx burners on the No. 4 seamless rotary furnace with completion expected in early 2012. The capital cost is expected to be approximately $2.3 million.

Great Lakes Works

On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order (the Order) that resolves alleged violations of Clean Water Act National Pollutant Discharge Elimination System (NPDES) permits at the Great Lakes Works facility. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. As of December 31, 2011, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements.

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

On April 20, 2011, U. S. Steel Great Lakes Works received an NOV from MDEQ regarding an alleged Basic Oxygen Process (BOP) roof monitor opacity violation that was to have occurred on April 14, 2011. On May 11, 2011, U. S. Steel responded to the Notice stating that the alleged exceedance was caused by a desulfurization lance failure and that it has implemented corrective actions to prevent its recurrence.

On May 10, 2011, the MDEQ issued a violation notice alleging that fallout from a bleeder incident on April 20, 2011 caused an unreasonable interference with the comfortable enjoyment of life and property in Windsor, Canada. U. S. Steel responded to the notice to MDEQ.

On June 17, 2011, U. S. Steel received a NOV/FOV from the EPA alleging that Great Lakes Works violated the National Emission Standards for Hazardous Air Pollutants and Michigan State Implementation Plan and Operating Permit requirements. This NOV/FOV stems from an EPA facility inspection in August 2008 and subsequent requests for information. EPA alleges that U. S. Steel failed to properly control air emissions while beaching iron and opening blast furnace relief valves. Excessive levels of particulate matter opacity are alleged to have occurred as a result of the above actions. U. S. Steel provided a written response to U. S. EPA on August 19, 2011, and continues to discuss resolution with EPA.

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

On February 2, 2009, U. S. Steel received an NOV from IEPA alleging approximately 16 separate violations at Granite City Works, including inappropriate charging of a coke battery while off the collecting main; failing to perform some required MACT monthly and quarterly inspections; failing to timely repair the baffles on the quench tower; failing to adequately wash the baffles on the quench tower; inappropriately using the emergency pour station at the BOP; failing to sufficiently apply a wetting agent to the slag from Blast Furnace A and failing to update and properly implement its Fugitive Dust Program. On November 16, 2009, U. S. Steel received a notice of intent to pursue legal action regarding the alleged violations from IEPA. Resolution of these issues continues to be negotiated with IEPA.

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

On July 1, 2010, U. S. Steel entered into a Memorandum of Understanding (MOU) with the IEPA that requires Granite City Works to achieve reductions in emissions of particulate matter. U. S. Steel will evaluate and install appropriate controls to achieve this purpose. To complete the obligations pursant to the MOU, U. S. Steel anticipates incurring a capital expenditure of approximately $2.5 million to install additional pollution controls at the BOF.

On August 19, 2010, U. S. Steel notified the IEPA that it could not certify compliance with air emission requirements for the coke plant with regards to coke doors and the coke scrubber car. U. S. Steel submitted compliance plans indicating that it would make repairs to the coke oven doors, evaluate the heating system and the scrubber car by November 30, 2010, certify compliance by February 28, 2011 and update the compliance plan after the results of the evaluation are known. U. S. Steel has completed its self-imposed obligations pursuant to the schedule it submitted to IEPA. IEPA issued a Violation Notice on November 10, 2010 alleging violations for noncompliance with coke door and coke scrubber car standards. On June 17, 2011, U. S. Steel received a Notice of Intent to Pursue Legal Action from IEPA regarding the NOV. On July 5, 2011, U. S. Steel met with IEPA to discuss resolution. On August 1, 2011, U. S. Steel provided a supplemental response to IEPA.

To comply with the Illinois State NOx RACT rule, U. S. Steel will install Flue Gas Recirculation and Continuous Emission Monitors on Boilers 11 and 12 at Granite City Works, at a capital expenditure of approximately $4 million. U. S. Steel will also install a NOx continuous emissions monitor for the slab reheat furnaces at a capital expenditure of approximately $1 million.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of December 31, 2011, U. S. Steel has spent $17.6 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel has an accrued liability of $65 million as of December 31, 2011, for our estimated share of the remaining costs of remediation, including the construction, waste management, closure and post closure of a CAMU.

Duluth Works

The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the Minnesota Polution Control Agency (MPCA) in 1985 and a Record of Decision (ROD) signed by MPCA in 1989. As of December 31, 2011, U. S. Steel has spent $17.7 million to complete remediation on certain areas of the site. Current activity at the site is focused on completing the remedial investigation of the two St. Louis River Estuary Operable Units (OUs) along with addressing open issues on several Upland OUs, as identified during the 5-year review of the site, conducted by the MPCA in 2008. The remaining cost of the project is estimated to be $24 million and was recorded as an accrued liability as of December 31, 2011.

Municipal Industrial Disposal Company (MIDC)

MIDC was a licensed disposal facility where U. S. Steel disposed coal tar and other wastes. The site was mismanaged by the operator and subsequently on August 30, 2002 U. S. Steel entered into a consent Order and Agreement with the PDEP to address the environmental issues at the site. While U. S. Steel was not the only entity to use the facility, U. S. Steel is the single remaining viable company responsible for the cleanup. An engineered remedy for the three locations at the site requiring remediation was implemented in July, 2011 and completed in December, 2011 except for expected reseeding in 2012. As of December 31, 2011, U. S. Steel has spent $10.9 million related to the project. The remaining cost of the project is estimated to be $1 million and was recorded as an accrued liability as of December 31, 2011.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy is in development for submission to Department of Toxic Substances Control (DTSC). For the two SWMU groups, investigations continue. One group may not require further action pending a No Further Action decision by the California DTSC. For the remaining SWMU group, it is likely that corrective measures will be required at these SWMUs but it is not possible at this time to define a scope or estimate costs for what may be required by DTSC. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 24 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Other

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. At December 31, 2011, an accrual of $391,000 remains available for these project contingencies.

On January 18, 2011, KDHE signed a Consent Agreement and Final Order (CAFO) which obligates U. S. Steel to prepare and implement a corrective action plan for two sites in Girard, Kansas. The sites are referred to as the Girard Zinc Works and the Cherokee Lanyon #2 site. The CAFO recognizes a single project incorporating the corrective action for both sites. Pursuant to KDHE’s approval of U. S. Steel’s corrective action plan, implementation of the remedial measures began in September 2011 and are essentially complete. As of December 31, 2011, U. S. Steel has an accrued liability of approximately $136,000 to conduct the remedial measures.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures was initiated in July, 2010 and all field work was completed in November, 2011. The accrued liability for U. S. Steel’s share to implement the remedial measure with long term monitoring was $774,000 as of December 31, 2011.

In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. In February 2011, CN presented U. S. Steel with information indicating U. S. Steel’s connection to the site. U. S. Steel has conducted site visits as well as reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. As of December 31, 2011, U. S. Steel has an accrued liability of approximately $2.0 million.

The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $103 million). The national and provincial governments have each allocated C$30 million (approximately $29 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $29 million). USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2013. As of December 31, 2011, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

Item 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of U. S. Steel and their ages as of February 1, 2012, are as follows:

Name	Age	Title	Executive Officer Since
George F. Babcoke	55	Senior Vice President – European Operations & Global Operations Services	March 1, 2008
Larry T. Brockway	52	Senior Vice President and Chief Risk Officer	August 1, 2011
James D. Garraux	59	General Counsel & Senior Vice President – Corporate Affairs	February 1, 2007
Gretchen R. Haggerty	56	Executive Vice President & Chief Financial Officer	December 31, 2001
David H. Lohr	58	Senior Vice President – Strategic Planning, Business Services & Administration	June 1, 2008
John P. Surma	57	Chairman of the Board of Directors and Chief Executive Officer	December 31, 2001
Susan M. Suver	52	Vice President – Human Resources	November 1, 2007
Gregory A. Zovko	50	Vice President & Controller	April 1, 2009

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

Messrs. Garraux and Surma and Ms. Haggerty will hold office until the annual election of executive officers by the Board of Directors following the next Annual Meeting of Stockholders, or until his or her earlier resignation, retirement or removal. Messrs. Babcoke, Brockway, Lohr, and Zovko and Ms. Suver will hold office until their resignation, retirement or removal.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The principal market on which U. S. Steel common stock is traded is the New York Stock Exchange. U. S. Steel common stock is also traded on the Chicago Stock Exchange. Information concerning the high and low sales price for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in “Selected Quarterly Financial Data (Unaudited)” on page F-59.

As of January 31, 2012, there were 18,414 registered holders of U. S. Steel common stock.

The Board of Directors intends to declare and pay dividends on U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel, although it has no obligation under Delaware law or the U. S. Steel Certificate of Incorporation to do so. Dividends are declared by U. S. Steel on a quarterly basis. For all four quarters in 2011 and 2010, the dividend declared per share of U. S. Steel common stock was $0.05. Dividends on U. S. Steel common stock are limited to legally available funds.

Shareholder Return Performance

The graph below compares the yearly change in cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Index and the S&P Steel Index.

Recent Sales of Unregistered Securities

U. S. Steel had no sales of unregistered securities during the period covered by this report.

Item 6. SELECTED FINANCIAL DATA

Dollars in millions (except per share data)
	2011	2010	2009	2008	2007(a)
Statement of Operations Data:
Net sales(b)	$19,884	$17,374	$11,048	$23,754	$16,873
Income (loss) from operations(c)	265	(111)	(1,684)	3,069	1,213
Net (loss) income attributable to United States Steel Corporation(c)	(53)	(482)	(1,401)	2,112	879
Per Common Share Data:
Net (loss) income attributable to United States Steel Corporation(d) – basic	(0.37)	(3.36)	(10.42)	18.04	7.44
– diluted	(0.37)	(3.36)	(10.42)	17.96	7.40
Dividends per share declared and paid	0.20	0.20	0.45	1.10	0.80
Balance Sheet Data – December 31:
Total assets	$16,073	$15,350	$15,422	$16,087	$15,632
Capitalization:
Debt(e)	$4,228	$3,733	$3,364	$3,145	$3,257
United States Steel Corporation stockholders’ equity	3,500	3,851	4,676	4,895	5,531

Total capitalization	$7,728	$7,584	$8,040	$8,040	$8,788
(a)	Includes Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.
(b)

For discussion of changes between the years 2011, 2010 and 2009, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The decrease in net sales from 2008 to 2009 resulted mainly from decreased shipments and lower average realized prices due to weaker demand caused by the difficult economic conditions. The increase in net sales from 2007 to 2008 primarily resulted from higher average realized prices and increased shipments, primarily due to the inclusion of USSC and Lone Star for all of 2008.

(c)

For discussion of changes between the years 2011, 2010 and 2009, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The decrease from 2008 to 2009 resulted mainly from lower shipments and average realized prices due to the difficult economic environment, operating inefficiencies related to idled facilities and facility restart costs. This decrease was partially offset by lower costs for raw materials as well as lower accruals for profit-based payments. The increase from 2007 to 2008 mainly resulted from higher prices and shipments for both Flat-rolled and Tubular, due in part to the inclusion of the results for facilities acquired from Lone Star and Stelco for the entire year for 2008. This increase was partially offset by higher costs for raw materials and energy as well as higher accruals for profit-based payments.

(d)	See Note 8 to the Financial Statements for the basis of calculating earnings per share.
(e)

For discussion of changes between the years 2011 and 2010 see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase from 2009 to 2010 was mainly due to the issuance of $600 million of 7.375% Senior Notes due April 1, 2020 and the issuance of $70 million of 6.75% Recovery Zone Facility Bonds with a maturity date of 2040 partially offset by the repayment of the outstanding borrowings under USSK’s €200 million revolving unsecured credit facility. The increase from 2008 to 2009 was mainly due to the issuance of $863 million principal amount of 4% Senior Convertible Notes due 2014 partially offset by the repayment of $655 million outstanding under our three-year term loan due October 2010 and five-year term loan due May 2012.

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

Overview

According to the World Steel Association’s latest published statistics, U. S. Steel was the eighth largest steel producer in the world in 2010. We believe we are currently the largest integrated steel producer headquartered in North America, one of the largest integrated flat-rolled producers in Central Europe and the largest tubular producer in North America. U. S. Steel has a broad and diverse mix of products and customers. U. S. Steel uses iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions to produce a wide range of flat-rolled and tubular steel products, concentrating on value-added steel products for customers with demanding technical applications in the automotive, appliance, container, industrial machinery, construction and oil, gas and petrochemical industries. In addition to our facilities in the United States, U. S. Steel has significant operations in Canada through U. S. Steel Canada (USSC) and in Europe through U. S. Steel Košice (USSK), located in Slovakia, and U. S. Steel Serbia (USSS), located in Serbia. As further described below, on January 31, 2012, we sold U. S. Steel Serbia d.o.o. U. S. Steel’s financial results are primarily determined by the combined effects of shipment volume, selling prices, production costs and product mix. While the operating results of our various businesses are affected by a number of business-specific factors (see “Item 1. Business – Steel Industry Background and Competition”), the primary drivers for U. S. Steel are general economic conditions in North America, Europe and, to a lesser extent, other steel-consuming regions; the levels of worldwide steel production and consumption; pension and other benefits costs; and raw material (iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions) and energy (natural gas and electricity) costs.

Following several years of strong performance, the steel industry and U. S. Steel were quickly and severely impacted in the latter part of 2008 by the global recession. In response to these economic conditions, our strategy has been to enhance or maintain our liquidity, maintain a solid capital structure, focus capital investments on key projects of long-term strategic importance and position ourselves for success in the longer term. We continue to monitor the impact of the economic situation on our customers and to adjust our operations to efficiently meet their requirements. Our raw steel capability utilization rate in 2011 was 77% for Flat-rolled operations and 76% for USSE operations. Excluding USSS, the raw steel capability utilization rate was 84% for USSE.

On January 31, 2012, U. S. Steel sold USSS to the Republic of Serbia for a purchase price of one dollar. In addition, USSK received a $40 million payment for certain intercompany balances owed by USSS for raw materials and support services. U. S. Steel expects to record a total non-cash charge of approximately $400 million in the first quarter of 2012, which includes the loss on the sale and a charge of approximately $50 million to recognize the cumulative currency translation adjustment related to USSS.

U. S. Steel’s long-term success depends on our ability to earn a competitive return on capital employed by implementing our strategy to be a world leader in safety and environmental performance; to continue to increase our value-added product mix; to further expand our global business platform; to maintain a strong capital structure and liquidity position; to continue to improve our reliability and cost competitiveness; and to attract and retain a diverse and talented workforce. For a fuller description of our strategy, see “Item 1. Business Description – Business Strategy.” Some of the other key issues which are impacting the global steel industry, including

U. S. Steel, are the level of unfunded pension and other benefits obligations; the degree of industry consolidation; the impact of production and consumption of steel in China and other developing countries; and the levels of steel imports into the markets we serve.

Critical Accounting Estimates

Management’s discussion and analysis of U. S. Steel’s financial condition and results of operations is based upon U. S. Steel’s financial statements, which have been prepared in accordance with accounting standards generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amount of revenues and expenses during the year. Management regularly evaluates these estimates, including those related to employee benefits liabilities and assets held in trust relating to such liabilities; the carrying value of property, plant and equipment; goodwill and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; liabilities for deferred income taxes, potential tax deficiencies, environmental obligations and potential litigation claims and settlements. Management’s estimates are based on historical experience, current business and market conditions, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from current expectations under different assumptions or conditions.

Management believes that the following are the more significant judgments and estimates used in the preparation of the financial statements.

Inventories – Inventories are carried at the lower of cost or market.

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used for 54 percent and 48 percent of consolidated inventories at December 31, 2011 and December 31, 2010, respectively. Changes in U.S. GAAP rules or tax law, such as the elimination of the LIFO method of accounting for inventories, could negatively affect our profitability and cash flow.

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

U. S. Steel’s investment strategy for its U.S. pension and other benefits plan assets provides for a diversified mix of public equities, high quality bonds and selected smaller investments in private equities, investment trusts, timber and mineral interests. For its U.S. Pension and Other Benefit plans, U. S. Steel has a target allocation for plan assets of 60 percent and 70 percent in equities, respectively, with the balance primarily invested in corporate bonds, Treasury bonds and government-backed mortgages. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the shorter-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 7.75 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan and domestic OPEB plans in 2012. This 2012 assumed rate of return reflects a decline from the 8.0 percent used for 2011 domestic expense and was determined by taking into account the intended asset mix and some moderation of the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 7.75 percent rate and while some recent annual returns have not, it is U. S. Steel’s expectation that rates will return to this level in future periods.

For USSC defined benefit pension plans, U. S. Steel’s investment strategy is similar to its strategy for U.S. plans, whereby the Company seeks a diversified mix of large and mid-cap equities, high quality corporate and government bonds and selected smaller investments with a target allocation for plan assets of 65 percent equities. U. S. Steel will use a 7.25 percent assumed rate of return on assets for the development of net periodic costs for the USSC defined benefit expense in 2012. This is lower than the U.S. pension plan assumption as subcategories within the asset mix are from a more limited investment universe and, as a result, have a lower expected return. The 2012 assumed rate of return reflects a decline from the 7.50 percent used for 2011 USSC expense.

To determine the discount rate used to measure our pension and other benefit obligations, certain corporate bond rates are utilized for both U.S. GAAP and funding purposes. As a result of lower interest rates at December 31, 2011 and the continued volatility in the financial markets, U. S. Steel decreased the discount rate used to measure both domestic pension and other benefits obligations to 4.5 percent from 5.0 percent. The discount rate reflects the current rate at which we estimate the pension and other benefits liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond rates as an indication of interest rate movements and levels, and we also consider an internally calculated rate determined by matching our expected benefit payments to payments from a stream of AA or higher rated zero coupon corporate bonds theoretically available in the marketplace. For Canadian benefit plans, a discount rate was selected through a similar review process using Canadian bond rates and indices and at December 31, 2011, U. S. Steel decreased the discount rate to 4.5 percent from 5.0 percent for its Canadian-based pension and other benefits.

U. S. Steel reviews its own actual historical rate experience and expectations of future health care trends to determine the escalation of per capita health care costs under U. S. Steel’s insurance plans. About two thirds of our costs for the domestic United Steelworkers (USW) participants’ retiree health benefits in the Company’s main domestic insurance plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel insurance plan for USW participants (the “Cost Cap”) that was negotiated in 2003. The effective date of the Cost Cap was deferred under the 2008 Collective Bargaining Agreement (CBA) until 2013. After 2013, the Company’s costs for a majority of USW retirees and their beneficiaries are expected to remain fixed with the application of the cost cap and as a result, the cost impact of health care escalation on the Company is projected to be limited for this group (See Footnote 18 to the Financial Statements). For measurement of its domestic retiree medical plans where health care cost escalation is applicable, U. S. Steel has assumed an initial escalation rate of 7.0 percent for 2012. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2016 and remain at that level thereafter. For measurement of its Canadian retiree medical plans, U. S. Steel has assumed an initial escalation rate of 6.0 percent for 2012. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2014 and remain at that level thereafter.

Net periodic pension cost, including multiemployer plans, is expected to total approximately $415 million in 2012 compared to $443 million in 2011. The decrease in expected expense in 2012 is primarily a result of the natural maturation of our pension plans (whereby benefit payments paid out to retirees exceed the amount of new unfunded liabilities generated) and a higher market related value of assets due to the recognition of prior year deferred gains partially offset by a decrease in the discount rate and expected rate of return year over year. Total other benefits costs in 2012 are expected to be approximately $120 million, compared to $159 million in 2011. The decrease in expected expense in 2012 is primarily a result of medicare program changes related to the adoption of the new Employer Group Waiver Plan structure, elimination of most non-union medicare coverage, the natural maturation of the plans and favorable claims cost experience in 2011.

A sensitivity analysis of the projected incremental effect of a hypothetical  1/2 percentage point change in the significant assumptions used in the pension and other benefits calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(In millions of dollars)	1/2%	(1/2%)
Expected return on plan assets
Incremental increase (decrease) in:
Net periodic pension costs for 2012	$(50)	$50
Discount rate
Incremental increase (decrease) in:
Net periodic pension & other benefits costs for 2012	$(30)	$35
Pension & other benefits liabilities at December 31, 2011	$(680)	$739
Health care cost escalation trend rates
Incremental increase (decrease) in:
Service and interest costs components	$8	$(6)

Changes in the assumptions for expected annual return on plan assets and the discount rate used for accounting purposes do not impact the funding calculations used to derive minimum funding requirements for the pension plans. However, the discount rates required for minimum funding purposes are also based on corporate bond related indices and as such, the same general sensitivity concepts as above can be applied to increases or decreases to the funding obligations of the plans assuming the same hypothetical rate changes. For further cash flow discussion see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Liquidity.”

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

As of December 31, 2011, the Flat-rolled and Texas Operations reporting units have $945 million and $834 million of goodwill, respectively. After weighting the income and market approaches, the 2011 annual goodwill impairment test showed that the estimated fair values of our Flat-rolled and Texas Operations reporting units exceeded their carrying values by approximately $1.5 billion and $375 million, respectively. A 75 basis point increase in the discount rate, a critical assumption in which even a minor change can have a significant impact on the estimated fair value of the reporting unit, would decrease the fair value of the Flat-rolled and Texas Operations reporting units by approximately $1.2 billion and $210 million, respectively, but would still not result in a goodwill impairment charge.

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

Long-lived assets – U. S. Steel evaluates long-lived assets, including property, plant and equipment and finite-lived intangible assets for impairment whenever changes in circumstances indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. We evaluate the impairment of long-lived assets at the asset group level. During the third and fourth quarters of 2011, we evaluated the USSE asset group’s long-lived assets for impairment because the potential disposition of USSS was considered a triggering event. Although we expect to record a loss of approximately $400 million in the first quarter of 2012 as a result of the sale of USSS on January 31, 2012 (this transaction did not meet held-for-sale criteria at December 31, 2011), the fixed asset impairment evaluations did not indicate an impairment at December 31, 2011 since we test the fixed assets at the asset group level, which was USSE at that date. USSE consisted of both USSK and USSS and the estimated fair value of the USSE asset group exceeded its carrying value and resulted in no impairment of fixed assets at the USSE asset group level at December 31, 2011.

Taxes – U. S. Steel records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. A full valuation allowance is recorded for both our Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. Accordingly, losses in Canada and Serbia do not generate a tax benefit for accounting purposes. In the event that U. S. Steel determines that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made. Likewise, should U. S. Steel determine that it would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance for deferred tax assets would be charged to income in the period such determination was made. U. S. Steel expects to generate future taxable income to realize the benefits of our net deferred tax assets. On January 31, 2012, U. S. Steel sold USSS and the Serbian deferred tax assets and offsetting valuation allowance will be removed in the first quarter of 2012 in connection with the sale.

U. S. Steel makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of December 31, 2011, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. See Note 10 to the Financial Statements. Undistributed foreign earnings at December 31, 2011 amounted to approximately $2,993 million. If such earnings were not indefinitely reinvested, a U.S. deferred tax liability of approximately $900 million would have been required.

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

Environmental Remediation – U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. U. S. Steel regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination was made. As of December 31, 2011, the total accrual for environmental remediation was $206 million, excluding liabilities related to asset retirement obligations. Due to uncertainties inherent in remediation projects, it is possible that total remediation costs for active matters may exceed the accrued liability by as much as 15 to 30 percent.

Segments

U. S. Steel has three reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of slabs, rounds, strip mill plates, sheets and tin mill products, as well as all iron ore and coke production facilities in the United States and Canada. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets. Flat-rolled supplies steel rounds and hot-rolled bands to Tubular.

Flat-rolled has annual raw steel production capability of 24.3 million tons. Raw steel production was 18.6 million tons in 2011, 18.4 million tons in 2010 and 11.7 million tons in 2009. Raw steel production averaged 77 percent of capability in 2011, 76 percent of capability in 2010 and 48 percent of capability in 2009.

The USSE segment included the operating results of USSK, U. S. Steel’s integrated steel mill and coke and other production facilities in Slovakia; USSS, U. S. Steel’s integrated steel mill and other facilities in Serbia; and an equity investee. On January 31, 2012, U. S. Steel sold USSS. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells slabs, sheet, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

USSE had annual raw steel production capability of 7.4 million tons. On January 31, 2012, USSS was sold, reducing USSE’s annual steel capacity to 5.0 million tons. USSE’s raw steel production was 5.6 million tons in 2011, 6.1 million tons in 2010 and 5.1 million tons in 2009. USSE’s raw steel production averaged 76 percent of capability in 2011, 82 percent of capability in 2010 and 69 percent of capability in 2009.

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

For further information, see Note 3 to the Financial Statements.

Net Sales

(a)	Includes the former Lone Star facilities from the date of acquisition on June 14, 2007 and USSC from the date of acquisition on October 31, 2007.

Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2011	2010	2009
Flat-rolled	$12,367	$10,848	$6,814
USSE	4,306	3,989	2,944
Tubular	3,034	2,403	1,216

Total sales from reportable segments	19,707	17,240	10,974
Other Businesses	177	134	74

Net sales	$19,884	$17,374	$11,048

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following tables:

Year Ended December 31, 2011 versus Year Ended December 31, 2010

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	1%	12%	0%	0%	1%	14%
USSE	-9%	12%	1%	4%	0%	8%
Tubular	15%	9%	2%	0%	0%	26%
(a)	Excludes intersegment sales
(b)	Foreign currency translation effects

The increase in sales for the Flat-rolled segment primarily reflected higher average realized prices (up $84 per net ton) and increased shipments (up 208 thousand net tons) as a result of improved economic conditions. The increase in sales for the European segment was primarily due to higher average realized euro-based transaction prices (up €76 per net ton) and favorable changes in foreign currency translation effects partially offset by decreased shipments as a result of weaker demand due to the difficult economic conditions in Europe (down 532 thousand net tons). The increase in sales for the Tubular segment resulted primarily from higher shipments (up 261 thousand net tons) and higher average realized prices (up $118 per net ton) as a result of improved energy market conditions.

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	44%	12%	1%	1%	1%	59%
USSE	22%	22%	-3%	-7%	1%	35%
Tubular	128%	-36%	4%	0%	2%	98%
(a)	Excludes intersegment sales
(b)	Foreign currency translation effects

The increase in sales for the Flat-rolled segment primarily reflected increased shipments (up 5.4 million net tons) and higher average realized prices (up $24 per net ton) as a result of improved market conditions. The increase in sales for the European segment was primarily due to increased shipments (up 1.0 million net tons) and higher average realized euro-based prices (up €74 per net ton) partially offset by unfavorable changes in foreign currency translation effects and a lower value-added product mix. The increase in sales for the Tubular segment resulted primarily from increased shipments (up 894 thousand net tons) partially offset by lower average realized prices (down $261 per net ton).

Operating Expenses

Union profit-sharing payments

	Year Ended December 31
(Dollars in millions)	2011	2010	2009
Allocated to segment results	$37	$28	$–

Profit-based payment amounts per the agreements with the USW are calculated and paid on a quarterly basis as a percentage of consolidated income from operations (as defined in the agreements) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. Profit-based amounts used to reduce retiree medical premiums are derived from the same initial profit calculation as the profit sharing payments (see Note 18 to the Financial Statements).

The amounts above represent amounts paid as profit sharing to active USW-represented employees (excluding employees of USSC) and are included in cost of sales on the statement of operations. Results for the year ended December 31, 2011 and 2010 include costs related to profit-based payments, which are included in cost of sales on the statement of operations. Results for the year ended December 31, 2009 did not include any costs for profit-based payments to employees represented by the USW because the base threshold of operating income agreed to in the 2008 CBAs was not met.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $443 million in 2011, $276 million during 2010 and $271 million during 2009. The $167 million increase in expense from 2010 to 2011 is primarily due to higher amortization of unrecognized losses and lower asset returns, both of which relate to a lower market-related value of assets caused by the recognition of remaining deferred 2008 investment losses. U. S. Steel calculates its market-related value of assets such that investment gains or losses as compared to expected returns are recognized over a three-year period. To the extent that deferred gains and losses on plan assets are not yet reflected in this calculated value, the amounts do not impact expected asset returns or the net actuarial gains or losses subject to amortization within the net periodic pension expense calculation. Excluding $80 million in charges related to the 2009 voluntary early retirement programs (VERPs) and curtailment losses in connection with the sale of a majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E), net periodic pension expense in 2010 was $85 million higher than in 2009 primarily due the reasons noted above. (See Note 18 to the Financial Statements.)

Costs related to defined contribution plans totaled $20 million during 2011, $11 million during 2010 and $25 million during 2009. Costs in 2009 included $13 million for VERP-related benefits under these plans.

Other benefits costs, which are included in income from operations, totaled $159 million in 2011, $152 million in 2010, $191 million in 2009. The decrease in expense from 2009 to 2010 was primarily due to favorable 2009 claims experience on our retiree medical plans which impacts 2010 expense and the absence of $13 million of termination charges related to the VERPs.

For additional information on pensions and other benefits, see Note 18 to the Financial Statements.

Nonretirement postemployment benefits

U. S. Steel incurred costs of and paid approximately $85 million during the year ended December 31, 2009 related to employee costs for supplemental unemployment benefits, salary continuance and continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. U. S. Steel recorded immaterial charges during the years ended December 31, 2011 and 2010 related to these benefits.

Selling, general and administrative expenses

Selling, general and administrative expenses were $733 million in 2011, $610 million in 2010 and $618 million in 2009. The increase from 2010 to 2011 is primarily related to an $80 million increase in pension and other benefits costs, which is a portion of the $167 million increase discussed under pension and other benefits costs above, and increased employee costs as a result of an increase in the number of employees from 2010.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expenses were $681 million in 2011, $658 million in 2010, $661 million in 2009.

Income (Loss) from Operations(a)

	Year Ended December 31,
(Dollars in Millions)	2011	2010	2009
Flat-rolled(b)	$469	$(261)	$(1,399)
USSE	(162)	(33)	(208)
Tubular(b)	316	353	60

Total income (loss) from reportable segments(b)	623	59	(1,547)
Other Businesses(b)	46	55	–

Reportable segments and Other Businesses income (loss) from operations(b)	669	114	(1,547)
Postretirement benefit expenses	(386)	(231)	(178)
Other items not allocated to segments:
Federal excise tax refund	–	–	34
Litigation reserve	–	–	45
Net gain on the sale of assets	–	6	97
Environmental remediation charge	(18)	–	(49)
Workforce reduction charges	–	–	(86)

Total income (loss) from operations	$265	$(111)	$(1,684)
(a)	See Note 3 to the Financial Statements for reconciliations and other disclosures required by Accounting Standards codification Topic 280.
(b)	Amounts prior to 2011 have been restated to reflect a change in our segment allocation methodology for postretirement benefit expenses as disclosed in Note 3 to the Financial Statements.

Gross Margin by Segment

	Year Ended December 31,
	2011	2010	2009
Flat-rolled	8.5%	3.6%	-1.3%
USSE	3.5%	6.5%	3.6%
Tubular	14.2%	18.5%	12.3%

Segment results for Flat-rolled

(Includes USSC from the date of acquisition on October 31, 2007)

The Flat-rolled segment had income of $469 million for the year ended December 31, 2011 compared to a loss of $261 million for the year ended December 31, 2010. The significant improvement in Flat-rolled results for the year ended December 31, 2011 compared to the same period in 2010 resulted mainly from net favorable changes in commercial effects (approximately $1,260 million), favorable changes from increased steel substrate sales to our Tubular segment (approximately $195 million), decreased facility restart costs (approximately $50 million), higher income from our joint ventures (approximately $25 million), decreased energy costs primarily due to a reduction in natural gas costs (approximately $20 million) and decreased lower of cost or market charges for inventory (approximately $10 million). These improvements were partially offset by higher raw materials costs (approximately $490 million), increased other operating costs (approximately $225 million), accounting losses on transactions to sell excess pellets (approximately $70 million), higher accruals for profit-based payments (approximately $30 million) and operating inefficiencies related to idled facilities (approximately $15 million).

The Flat-rolled segment had a loss of $261 million for the year ended December 31, 2010, compared to a loss of $1,399 million for the year ended December 31, 2009. The significant improvement resulted mainly from net favorable changes in commercial effects (approximately $780 million), the impact of operating efficiencies due to increased capability utilization from 48% in 2009 to 76% in 2010 (approximately $430 million), reduced energy costs (approximately $230 million), favorable changes from increased steel substrate sales to our Tubular segment (approximately $100 million) and the absence of layoff benefit and natural gas purchase contract mark-to-market charges recorded in 2009 as a result of plant idlings (approximately $90 million). These improvements were partially offset by higher raw material costs (approximately $390 million) and increased costs for facility repair and maintenance due to more extensive structural inspection and repair activities in 2010 (approximately $105 million).

Segment results for USSE

The USSE segment had a loss of $162 million for the year ended December 31, 2011 compared to a loss of $33 million for the year ended December 31, 2010. The decrease in USSE results for the year ended December 31, 2011 compared to the same period in 2010 was primarily due to higher raw material costs (approximately $365 million), increased other operating costs (approximately $90 million), increased energy costs primarily due to an increase in electricity costs (approximately $50 million) and increased inventory charges (approximately $30 million) partially offset by net favorable changes in commercial effects (approximately $380 million) and favorable changes in foreign currency translation effects (approximately $30 million).

On January 31, 2012, U. S. Steel sold USSS and subsequent to this sale, the USSE segment will include only USSK results. In order to provide a better understanding of the impact on USSE segment results of the sale of USSS, we include certain non-GAAP financial measures to show USSK 2011 results included in the USSE segment. USSE 2011 results include the following for USSK:

(Dollars in millions except average realized price amounts)	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011	Full-year 2011
USSK results
Income (loss) from operations	$31	$26	$9	$(22)	$44
Shipments(a)	1,034	826	923	907	3,690
Raw steel production(a)	1,184	1,036	1,036	945	4,201
Raw steel capability utilization	96%	83%	82%	75%	84%
Average realized price ($/net ton)	$842	$951	$880	$783	$862
(a)	Thousands of net tons

The USSE segment had a loss of $33 million for the year ended December 31, 2010 compared to a loss of $208 million for the year ended December 31, 2009. The improvement was primarily due to net favorable commercial effects (approximately $800 million) and reduced energy costs (approximately $25 million). These improvements were partially offset by higher raw material costs (approximately $570 million), increased spending (approximately $30 million), lower income from sales of emissions allowances (approximately $30 million) and unfavorable changes in foreign currency translation effects (approximately $20 million).

Segment results for Tubular

(Includes Lone Star facilities from the date of acquisition on June 14, 2007)

The Tubular segment had income of $316 million for the year ended December 31, 2011 compared to income of $353 million for the year ended December 31, 2010. The decrease in Tubular results for the year ended December 31, 2011 as compared to the same period in 2010 resulted mainly from increased costs for steel substrate primarily supplied by the Flat-rolled segment (approximately $220 million), increased other operating costs (approximately $55 million) and higher accruals for profit-based payments (approximately $5 million) partially offset by net favorable changes in commercial effects (approximately $245 million).

The Tubular segment had income of $353 million for the year ended December 31, 2010 compared to income of $60 million for the year ended December 31, 2009. The significant increase was primarily due to net favorable changes in commercial effects (approximately $240 million), decreased spending and increased operating efficiencies (approximately $90 million), the absence of layoff benefit charges recorded in 2009 (approximately $20 million) and reduced energy costs (approximately $20 million). These improvements were partially offset by increased costs for steel substrate primarily supplied by the Flat-rolled segment (approximately $80 million).

Results for Other Businesses

Other Businesses generated income of $46 million for 2011 compared to $55 million for 2010. The decrease is primarily due to a decrease in commercial land sales.

Other Businesses generated income of $55 million for 2010 compared to breakeven results for 2009. The improvement is primarily due to a sale of land for $18 million by our real estate operations in 2010 and increased results at our transportation business in line with the general economic recovery.

Items not allocated to segments:

We recorded an $18 million environmental remediation charge in 2011 as a component of the Gary Works RCRA corrective action program was defined. We recorded a $49 million environmental remediation charge in 2009 in connection with the definition of an expanded scope of remediation at our former Geneva Works.

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

Postretirement benefit expenses increased from 2010 to 2011 and from 2009 to 2010 as a result of higher amortization of unrecognized losses and lower asset returns, both of which relate to a lower market-related value of assets caused by the recognition of the deferred 2008 investment losses.

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

Net Interest and Other Financial Costs

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Interest and other financial costs	$217	$223	$179
Interest income	(6)	(7)	(10)
Foreign currency losses (gains)	27	58	(8)

Net interest and other financial costs	$238	$274	$161

The favorable change in net interest and other financial costs from 2010 to 2011 was mainly due to reduced net foreign currency losses in 2011 as compared to 2010. The foreign currency effects primarily resulted from the accounting remeasurement effects on a U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary that had an outstanding balance of $1.6 billion at December 31, 2011 partially offset by euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exchange rate exposure.

The unfavorable change in net interest and other financial costs from 2009 to 2010 was partially due to foreign currency losses in 2010 compared to foreign currency gains in 2009 which primarily resulted from the accounting remeasurement effects of the Intercompany Loan partially offset by euro-U.S. dollar derivatives activity. Additionally, interest expense increased in 2010 due to the issuance of $600 million of 7.375% Senior Notes in March 2010 and the issuance of $863 million 4.00% Senior Convertible Notes in May of 2009 partially offset by reduced interest expense on the USSK revolving credit facility due to repayments in 2010.

For additional information on U. S. Steel’s foreign currency exchange activity see Note 15 to the Financial Statements and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

Income Taxes

The income tax provision for the year ended December 31, 2011 was $80 million, compared to an income tax provision of $97 million in 2010 and an income tax benefit of $439 million in 2009. The effective tax rates differs from the statutory rate because losses in Canada and Serbia, which are jurisdictions where we have recorded full valuation allowances, do not generate a tax benefit for accounting purposes and because the tax provision does not reflect any tax provision or benefit for certain foreign currency accounting remeasurement gains and losses that are not recognized in any tax jurisdiction. These foreign currency gains or losses relate to the accounting remeasurement effects on the outstanding balance of a U.S. dollar-denominated intercompany loan from a U.S. subsidiary to a European subsidiary. (See Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk for further details.) Included in the 2010 tax provision is a net tax benefit of $39 million resulting from the conclusion of certain tax return examinations and the remeasurement of existing tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in the first quarter (see Note 18 to the Financial Statements).

The net domestic deferred tax asset was $697 million at December 31, 2011 compared to $563 million at December 31, 2010. The increase in the net deferred tax asset from 2010 to 2011 was primarily due to an increase in credit carryforwards and the change in the funded status of our pension and other employee benefit plans (see Note 10 to the Financial Statements). A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings and available tax planning strategies, we continue to believe it is more likely than not that the deferred tax assets will be realized.

At December 31, 2011, the foreign deferred tax assets recorded were $66 million, net of established valuation allowances of $1,018 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $926 million for Canadian deferred tax assets and $86 million for Serbian deferred tax assets as of December 31, 2011, would be partially or fully reversed. Any reversals of these amounts would result in a decrease to tax expense. On January 31, 2012, U. S. Steel sold USSS and the Serbian deferred tax assets and offsetting valuation allowance will be removed in the first quarter of 2012 in connection with the sale.

For further information on income taxes see Note 10 to the Financial Statements.

Net income

Net loss in 2011 was $53 million compared to $482 million and $1,401 million in 2010 and 2009, respectively. The changes primarily reflected the factors discussed above.

Financial Condition, Cash Flows and Liquidity

Financial Condition

Receivables sold to third party conduits as of December 31, 2011 reflects accounts receivable sold to third party conduits under our Receivables Purchase Agreement.

Inventories increased by $423 million from December 31, 2010 due to increased business volume and our decision to restore steel inventories that had been depleted as of December 31, 2010, primarily to provide our automotive and other customers responsive service and position us to take advantage of future business opportunities. In addition, we are currently carrying higher than anticipated raw material inventories in part due to lower than planned steel production in 2011.

Income tax receivable decreased by $168 million from December 31, 2010 primarily due to a net federal income tax refund of $126 million that was received in 2011.

Total deferred income tax benefits increased by $123 million from December 31, 2010 primarily due to an increase in credit carryforwards and the change in the funded status of our pension and other employee benefit plans. See Note 10 to the Financial Statements.

Accounts payable increased by $259 million from December 31, 2010 primarily due to increased business volume.

Borrowings under Receivables Purchase Agreement as of December 31, 2011 reflects the outstanding borrowings under our Receivables Purchase Agreement.

Employee benefits increased by $235 million from December 31, 2010 primarily due to the impact of a lower discount rate on both pension and other benefits obligations and lower than expected investment earnings for pension assets, partially offset by the natural maturation of the plans and by other factors lowering retiree medical liabilities, including several Medicare program changes and favorable claims cost experience.

Cash Flows

Net cash provided by operating activities was $168 million in 2011 compared to net cash used in operating activities of $379 million in 2010 and $61 million in 2009. The improvement is primarily due to improved net income in 2011 and changes in working capital year over year offset by additional employee benefit payments as further detailed below. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business. Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
Accounts Receivable Turnover	9.8	9.7
Inventory Turnover	7.1	8.1

Net cash provided by (used in) operating activities for 2011, 2010 and 2009 reflects employee benefits payments as shown in the following table.

Employee Benefits Payments

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Voluntary contributions to main defined benefit pension plan	$140	$140	$140
Required contributions to other defined benefit pension plans	90	81	79
Other employee benefits payments not funded by trusts	309	237	285
Contributions to trusts for retiree health care and life insurance	–	–	12
Payments to a multiemployer pension plan	63	56	58
Payments to pension plans not funded by trusts(a)	24	20	84

Reductions in cash flows from operating activities	$626	$534	$658
(a)	Includes one time payments of $13 million and $79 million in 2010 and 2009, respectively, related to early retirement programs.

Capital expenditures for 2011 were $848 million compared to capital expenditures of $676 million for 2010 and $472 million for 2009.

Flat-rolled capital expenditures of $616 million included spending for construction of carbon alloy facilities at Gary Works, construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant, ongoing implementation of an enterprise resource planning (ERP) system and various other infrastructure, environmental and strategic projects. USSE capital expenditures of $109 million included spending for environmental projects and for blast furnace coal injection projects. Tubular capital expenditures of $104 million consisted primarily of spending for heat treat and finishing facilities at our Lorain Tubular Operations in Ohio.

Flat-rolled capital expenditures of $499 million in 2010 included spending for implementation of an ERP system, the construction of carbon alloy facilities at Gary Works, blast furnace infrastructure projects, a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant, large mobile equipment purchases for iron ore operations and various other infrastructure, environmental and strategic projects. USSE expenditures of $120 million included spending for environmental projects and for blast furnace coal injection projects. Tubular capital expenditures of $45 million consisted primarily of spending for a quench and temper line at our Lorain Tubular operations in Ohio.

Flat-rolled capital expenditures of $338 million in 2009 included spending for development of an ERP system, non-discretionary environmental projects, maintenance on the No. 14 blast furnace at Gary Works and cokemaking projects at Granite City Works and the Clairton Plant, including the construction of a cogeneration facility at Granite City Works. USSE expenditures of $113 million included spending at USSK for the maintenance of the No.3 blast furnace, a coke oven gas desulphurization project and spending for development of the ERP system.

Capital expenditures – variable interest entities for 2009 reflects spending for the construction of a non-recovery coke plant by Gateway Energy & Coke Company, LLC (Gateway), which supplies Granite City Works. This spending was consolidated in our financial results but was funded by Gateway and, therefore, was completely offset by distributions from noncontrolling interests in financing activities. As of January 1, 2010, Gateway was deconsolidated from our financial statements on a prospective basis as a result of the adoption of updates to Accounting Standards Codification (ASC) Topic 810 related to improvements to financial reporting by enterprises involved with variable interest entities.

U. S. Steel’s contract commitments to acquire property, plant and equipment at December 31, 2011, totaled $257 million.

Capital expenditures for 2012 are expected to total approximately $900 million. With regard to capital investments, we remain focused on a number of key projects of strategic importance in each of our three business segments. We have made significant progress to improve our self-sufficiency and reduce our reliance on coke for the steel making process through the application of advanced technologies, upgrades to our existing coke facilities and increased use of natural gas and pulverized coal in our operations. This may enable us to minimize additional capital investments in coke and carbon alloy projects in the future. Engineering and construction of a technologically and environmentally advanced battery at the Mon Valley Works’ Clairton Plant with projected capacity of 960,000 tons per year is underway with completion expected near year-end 2012. We are constructing a carbon alloy facility at our Gary Works which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute with a projected capacity of 500,000 tons per year with completion expected in the second half of 2012. We expect both of these projects to reach full production capability in 2013. We completed construction of our blast furnace coal injection facilities in Europe. The facilities became operational during the fourth quarter of 2011 and provide our European blast furnaces access to pulverized coal, traditionally a lower cost source of carbon than coke. We continue to pursue the use of natural gas in our operations, primarily in North America, given the significant cost and environmental advantages of this fuel. These projects tend to be smaller projects with limited capital cost. In order to more efficiently serve our tubular product customers’ increased focus on North American shale resources, the construction of an additional quench and temper line was completed during the third quarter of 2011 along with the installation of a hydrotester, threading and coupling and inspection stations at our Lorain Tubular Operations in Ohio. In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line under construction that is being financed at the joint-venture level and is expected to reach full production by the end of 2013. We are also continuing our efforts to implement an ERP system to replace outdated systems and to help us operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.

Over the longer term, we are considering business strategies to leverage our significant iron ore position in the United States, and to exploit opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. We are considering an expansion of our iron ore pellet operations at our Keewatin, MN (Keetac) facility, which would increase our production capability by approximately 3.6 million tons thereby increasing our iron ore self-sufficiency. The total cost of this project as currently conceived is broadly estimated to be approximately $800 million and final permitting for the expansion was completed in December 2011. We also are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron and electric arc furnace (EAF) steelmaking. Our capital investments in the future may reflect such strategies, although we expect that iron and steel-making through the blast furnace and basic oxygen furnace manufacturing processes will remain our primary processing technology for the long term.

The foregoing statements regarding expected capital expenditures, capital projects and expected benefits from the implementation of the ERP project are forward-looking statements. Factors that may affect our capital spending and the projects include: (i) levels of cash flow from operations; (ii) changes in tax laws; (iii) general economic conditions; (iv) steel industry conditions; (v) cost and availability of capital; (vi) receipt of necessary permits; and (vii) unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires. There is also a risk that the completed projects will not produce at the expected levels and within the costs currently projected. Predictions regarding benefits resulting from the implementation of the ERP project are subject to uncertainties. Actual results could differ materially from those expressed in these forward-looking statements.

Disposal of assets in 2011 primarily reflects cash proceeds of approximately $22 million from transactions to sell and swap a portion of the emissions allowances at USSK as well as various other transactions, none of which were individually material. Disposal of assets in 2010 primarily reflects cash proceeds of approximately $60 million from the sale of U. S. Steel’s 44.6 percent interest in the Wabush Mines Joint Venture, approximately $35 million from the sale of the bar mill and bloom and billet mill assets location at Hamilton Works, approximately $35 million from the sale of transportation assets in Alabama, and approximately $22 million from the sale of a majority of the operating assets of Fintube. Disposal of assets in 2009 primarily reflects pre-tax cash proceeds of approximately $300 million from the sale of a majority of the operating assets of EJ&E and $36 million from the sale of emissions allowances by USSK.

Restricted cash in 2011 and 2010 primarily relates to the receipt and use of the proceeds received from the issuance of $70 million of Recovery Zone Facility Bonds in 2010. The proceeds of which were placed in escrow and restricted for the heat treat and finishing facilities capital project at our Tubular operations in Lorain, Ohio. The proceeds became unrestricted as capital expenditures for this project were made. This project was completed in 2011. Restricted cash in 2009 primarily reflected collateral required for financial assurance purposes.

Borrowings against revolving credit facilities in 2011 reflect amounts drawn under USSK’s €280 million total unsecured revolving credit facilities.

Repayments of revolving credit facilities in 2011 reflect USSK’s repayment of the outstanding borrowings under its €280 million total unsecured revolving credit facilities. Repayments of revolving credit facilities in 2010 reflects USSK’s repayment of the outstanding borrowings under its €200 million unsecured revolving credit facility and repayment of current year borrowings under revolving credit facilities.

Proceeds from Receivables Purchase Agreement in 2011 reflect activity under the Receivables Purchase Agreement.

Issuance of long-term debt, net of financing costs in 2011 reflects the issuance of $195 million of Environmental Revenue Bonds (ERBs) maturing from 2015 to 2029. Issuance of long-term debt, net of financing costs in 2010 primarily reflects the issuance of $600 million of 7.375% Senior Notes due in 2020. U. S. Steel received net proceeds of $582 million after related discounts and other fees. Also in 2010, we issued $89 million of ERBs maturing in 2026 and $70 million of Recovery Zone Facility Bonds maturing in 2040. Issuance of long-term debt, net of financing costs in 2009 resulted primarily fromthe issuance of $863 million principal amount of 4% Senior Convertible Notes due 2014. Also in 2009, we issued $129 million of ERBs, maturing from 2017 to 2030. See “Liquidity.”

Repayment of long-term debt in 2011 primarily reflects the refunding of $196 million of ERBs. Repayment of long-term debt in 2010 primarily reflects the refunding of $89 million of ERBs. Repayment of long-term debt in 2009 primarily reflected repayment of $655 million outstanding under our three-year term loan due October 2010 and five-year term loan due May 2012. Also in 2009, we completed the refunding of $129 million of Environmental Revenue Bonds. See “Liquidity.”

Common stock issued in 2009 resulted from the issuance of 27 million common shares, which resulted in net proceeds of $661 million. See “Liquidity.”

Dividends paid

(In Dollars)		Dividends Paid per Share
	U. S. Steel Common Stock
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
2011	$0.05	$0.05	$0.05	$0.05
2010	$0.05	$0.05	$0.05	$0.05
2009	$0.05	$0.05	$0.05	$0.30

Liquidity

The following table summarizes U. S. Steel’s liquidity as of December 31, 2011:

(Dollars in millions)
Cash and cash equivalents	$408
Amount available under $875 Million Credit Facility	875
Amount available under Receivables Purchase Agreement	245
Amounts available under USSK credit facilities	233
Amounts available under USSS credit facilities(a)	39

Total estimated liquidity	$1,800
(a)	The USSS credit facilities were terminated on January 31, 2012 as a result of the sale of USSS. Therefore, first quarter 2012 availability will be reduced by this amount.

(a)	Excludes $20 million at December 31, 2007 of cash primarily related to the Clairton 1314B Partnership because it was not available for U. S. Steel’s use. On October 31, 2008, we acquired the equity interests in Clairton 1314B that we did not wholly own. Excludes $1 million of cash at December 31, 2008 related to our variable interest entities.

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

As of December 31, 2011, $143 million of the total cash and cash equivalents was held by our foreign subsidiaries.

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

As of December 31, 2011, U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables, LLC (USSR), a consolidated wholly owned special purpose entity. As U. S. Steel accesses this facility, USSR sells an undivided interest in these receivables to certain conduits. The conduits issue commercial paper to finance the purchase of their interest in the receivables and if any of them are unable to fund such purchases, two banks are committed to do so. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability has been recorded.

The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. On July 18, 2011, U. S. Steel entered into an amendment of our RPA that increased the maximum amount of receivables eligible for sale by $100 million to $625 million, extended the term until July 18, 2014 and made amendments to other terms and conditions. As of December 31, 2011, eligible accounts receivable supported the maximum amount eligible for sale of $625 million and there was $380 million of outstanding borrowings based on receivables sold to third-party conduits under this facility that reduced availability to $245 million.

On March 16, 2010, U. S. Steel issued $600 million of 7.375% Senior Notes due 2020 (2020 Senior Notes). U. S. Steel received net proceeds of $582 million after fees of $13 million related to the underwriting discount and third party expenses. The 2020 Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the 2020 Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. As of December 31, 2011, the principal amount outstanding under the 2020 Senior Notes was $600 million.

On May 4, 2009, U. S. Steel issued $863 million of 4% Senior Convertible Notes due 2014 and 27,140,000 shares of its Common Stock. U. S. Steel received net proceeds of approximately $1.5 billion and used $655 million to repay all amounts outstanding under its three-year term loan due October 2010 and five-year term loan due May 2012. At December 31, 2011, the aggregate principal amount outstanding under the Senior Convertible Notes was $863 million.

On August 6, 2010, USSK entered into a €200 million (approximately $259 million and $267 million at December 31, 2011 and 2010) unsecured revolving credit facility which expires in August 2013. This facility replaced its three-year €200 million credit facility dated July 2, 2008.

On October 8, 2009, USSK amended its €40 million (approximately $52 million and $53 million at December 31, 2011 and 2010) unsecured revolving credit facility. The facility expires in October 2012.

On December 17, 2010, USSK entered into a €20 million (approximately $26 million and $27 million at December 31, 2011 and 2010) unsecured revolving credit facility to replace its €10 million facility that was scheduled to expire in January 2011. The facility expires in December 2015.

On December 16, 2009, USSK amended its €20 million (approximately $26 million and $27 million at December 31, 2011 and 2010) unsecured revolving credit facility. The facility expires in December 2012.

Each of these facilities bears interest at the applicable inter-bank offer rate plus a margin and they contain customary terms and conditions. USSK is the sole obligor on each of these facilities and is obligated to pay a commitment fee on the undrawn portion of the facilities.

At December 31, 2011, USSK had €100 million (approximately $129 million) borrowed against its €280 million total unsecured revolving credit facilities (which approximated $363 million) and the availability was approximately $233 million due to approximately $1 million of customs and other guarantees outstanding. At December 31, 2010, USSK had no borrowings against its €280 million total unsecured revolving credit facilities (which approximated $374 million) and the availability was approximately $367 million due to approximately $7 million of customs and other guarantees outstanding.

Effective September 1, 2011, USSS replaced its former bank facilities with new facilities. The new facilities, which are the sole obligation of USSS and expire on August 31, 2012, consist of facilities for general corporate purposes of up to €20 million and an overdraft facility of up to 1 billion Serbian dinars (which together totaled approximately $39 million at both December 31, 2011 and 2010), subject in each case to a borrowing base calculation based upon the value of USSS’s finished and semi-finished inventory. At December 31, 2011, USSS had no borrowings under these facilities and its inventory values were sufficient to utilize the entire amount of the facilities. These facilities were terminated on January 31, 2012 as a result of the sale of USSS.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $144 million of liquidity sources for financial assurance purposes as of December 31, 2011. Increases in these commitments which use collateral are reflected in restricted cash on the Consolidated Statement of Cash Flows.

At December 31, 2011, in the event of a change in control of U. S. Steel, debt obligations totaling $3,572 million, which includes the Senior Notes and the Senior Convertible Notes, may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $28 million or provide a letter of credit to secure the remaining obligation.

The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at December 31, 2011. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

U. S. Steel made voluntary contributions of $140 million to the main domestic defined benefit pension plan in both 2011 and 2010. U. S. Steel will likely make voluntary contributions of similar or greater amounts in 2012 and later periods in order to mitigate potentially larger mandatory contributions under the Pension Protection Act of 2006 in later years. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial markets, the election of the use of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years.

The 2008 Collective Bargaining Agreements required U. S. Steel to make annual $75 million contributions during the contract period to a restricted account within our trust for retiree health care and life insurance. This contribution is in addition to an annual $10 million required contribution to the same trust that continues from an earlier agreement. Under this earlier agreement, a $20 million contribution is required if the Company does not contribute at least $75 million to its main pension plan in the prior year. During the first quarter of 2009, the Company made a $10 million contribution to this trust. In April 2009, we reached agreement with the USW to defer the annual $75 million mandatory contributions due in 2009 until 2012 and the $10 million contribution due in January 2010 until 2013. In November 2010, we reached agreement with the USW to defer the annual $75 million mandatory contributions due in 2010 until 2014 and the $10 million contribution due in January 2011 until 2015. Further as part of the 2009 agreement, the USW agreed to permit us to use all or part of the $75 million contribution made in 2008 to pay current retiree health care and life insurance claims, subject to a make-up contribution in 2013. In 2010, we elected to use the $75 million contributed to the restricted account in 2008. In December 2011, we reached agreement with the USW to defer the annual $75 million mandatory contribution due in 2011 until 2015 and the $10 million contribution due in 2012 until 2016.

In conjunction with the acquisition of Stelco, now USSC, U. S. Steel assumed the pension plan funding agreement (the Pension Agreement) that Stelco had entered into with the Superintendent of Financial Services of Ontario (the Province) on March 31, 2006 that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$70 million (approximately $69 million) per year in 2011 through 2015 plus additional annual contributions for benefit improvements, primarily related to union retiree indexing provisions. With the Hamilton Works and Lake Erie Works collective bargaining agreement settlements in 2011 and 2010, respectively, retiree indexing provisions are no longer provided through the pension plan covering former represented employees. The Pension Agreement remains in effect with its defined annual contributions as noted above until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation.

In its acquisition of Stelco on October 31, 2007, U. S. Steel assumed liability for a note issued to the Province of Ontario (Province Note). The face amount of the Province Note is C$150 million (approximately $147 million at December 31, 2011) and is payable on December 31, 2015. The Province Note is unsecured and is subject to a 75 percent discount if the solvency deficiencies in the four main USSC pension plans (see Note 18 to the Financial Statements) are eliminated on or before the maturity date.

The following table summarizes U. S. Steel’s contractual obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
				Payments Due by Period
Contractual Obligations	Total		2012	2013 through 2014		2015 through 2016		Beyond 2016
Long-term debt (including interest) and capital leases(a)	$5,800		$248	$1,683		$579		$3,290
Operating leases(b)	$159		45	56		40		18
Contractual purchase commitments(c)(j)	$10,212		5,081	1,746		716		2,669
Capital commitments(d)(j)	$257		202	55		—		—
Environmental commitments(d)	$206		20	—		—		186	(e)
Steelworkers Pension Trust	$383	(f)	70	150	(f)	163	(f)	—	(f)
Pensions(h)	$670		88	152		283		147
Other benefits(g)	$1,915	(i)	400	820		695		—	(i)
Unrecognized tax positions	$110		—	—		—		110	(e)

Total contractual obligations	$19,712		$6,154	$4,662		$2,476		$6,420
(a)	See Note 16 to the Financial Statements.
(b)	See Note 23 to the Financial Statements. Amounts exclude subleases.
(c)	Reflects contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of gases and certain energy and utility services. Additionally, includes coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (See Note 17).
(d)	See Note 24 to the Financial Statements.
(e)	Timing of potential cash flows is not reasonably determinable.
(f)	While it is difficult to make a prediction of cash requirements beyond the term of the 2008 collective bargaining agreements with the USW, which expire in 2012, projected amounts shown through 2016 assume that the current $2.65 contribution rate per hour will apply.
(g)	Excludes profit-based payments that may be required through September 1, 2012, pursuant to the provisions of the 2008 collective bargaining agreements with the USW, as it is not possible to make an accurate prediction of payments that may be required.
(h)	Amounts shown represent projected cash requirements for the USSC pension plans, most of which relates to a mandated schedule of fixed minimum payments of C$70 million (approximately $70 million) per year for the four main USSC pension plans that remains in effect until 2016. In 2016, minimum funding requirements under the Pension Benefits Act (PBA) will resume for the four main USSC plans. The amount shown beyond 2016 is an estimate for the minimum owed by all USSC plans under the PBA for the 2016 plan year. U.S. dollar equivalents of contributions are based on foreign exchange rates as of December 31, 2011.
(i)	The amounts reflect corporate cash outlays expected for required contributions to benefit trusts and benefit payments expected to be paid from corporate trusts. Contributions include required amounts to the USW VEBA trust (See Note 18 to the Financial Statements). The accuracy of this forecast of future cash flows depends on various factors such as actual asset returns, the asset trust mix, medical health care escalation rates and company decisions or restrictions related to our trusts for retiree healthcare and life insurance that impact the timing of the use of trust assets. Projected amounts do not reflect optional drawdowns from the USW VEBA trust if U. S. Steel decides to utilize certain options available under its agreements with the USW. Due to these factors, it is impossible to make a reliable prediction of cash requirements beyond five years and actual amounts experienced may differ materially from those shown.
(j)	Amounts included in the contractual purchase commitments and capital commitments captions include $515 million and $15 million, respectively, associated with USSS, which will no longer be obligations of U. S. Steel subsequent to January 31, 2012 as a result of the sale of USSS (see Note 25 to the Financial Statements).

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

Pension obligations have been excluded from the above table except for the contributions required for USSC’s defined benefit pension plans. U. S. Steel’s Board of Directors authorized voluntary contributions of up to $300 million to U. S. Steel’s trusts for pensions and other benefits over the time period ranging from 2012 through the end of 2013. U. S. Steel made voluntary contributions of $140 million to the main domestic defined benefit pension plan in 2011. U. S. Steel may make voluntary contributions of similar or greater amounts from the authorized funding in 2012 or later periods to the main defined benefit pension plan in the United States in order to mitigate potentially larger mandatory required contributions under the Pension Protection Act of 2006 in later years. In addition to the USSC amounts included in the above table, U. S. Steel expects to make cash payments of $22 million to other pension plans not funded by trusts. The funded status of U. S. Steel’s pension plans is disclosed in Note 18 to the Financial Statements.

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2011, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2012	2013 through 2014	2015 through 2016	Beyond 2016
Standby letters of credit(a)	$102	$90	$—	$—	$12	(b)
Surety bonds(a)	19	—	—	—	19	(b)
Funded Trusts(a)	52	—	—	—	52	(b)

Total commercial commitments	$173	$90	$—	$—	$83
(a)	Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b)	Timing of potential cash outflows is not determinable.

Our major cash requirements in 2012 are expected to be for capital expenditures and employee benefits. We finished 2011 with $408 million of available cash. As business conditions have started to recover, our working capital requirements have increased and any future increases may require us to draw upon our credit facilities for necessary cash.

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

As of December 31, 2011, U. S. Steel has an agreement, which expires on August 31, 2028 for the supply of various utilities at the Midwest Plant in Indiana. The supplier owns a cogeneration facility consisting of two natural gas fired boilers that generate steam and hot water, a natural gas fired turbine generator and a steam turbine generator for production of electricity on land leased from U. S. Steel. The Midwest Plant’s employees perform the daily operating and maintenance duties and the Midwest Plant supplies natural gas to fuel the boilers and the turbine generator. U. S. Steel is obligated to purchase steam, hot water and electricity requirements (up to the facility’s capacity) at fixed prices throughout the term and pay annual capacity and operating and maintenance fees. U. S. Steel has no ownership interest in this facility.

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

Other guarantees, indemnifications and take-or-pay arrangements are discussed in Notes 17 and 24 to the Financial Statements.

Derivative Instruments

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of derivative instruments and associated market risk for U. S. Steel.

Environmental Matters, Litigation and Contingencies

Environmental Matters

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

Our U.S. facilities are subject to the U.S. environmental standards, including the Clean Air Act (CAA), the Clean Water Act, the Resource Conservation and Recovery Act (RCRA) and the Comprehensive Environmental Response, Compensation and Liability Act, as well as state and local laws and regulations.

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

The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $103 million). The national and provincial governments have each allocated C$30 million (approximately $29 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $29 million). USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2013. As of December 31, 2011, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

USSK is subject to the environmental laws of Slovakia and the EU. A related law of the EU commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances that are produced in the EU or imported into the EU. Although USSK is currently compliant with REACH, this regulation is becoming increasingly stringent. Slovakia is also currently considering a law implementing an EU Waste Framework Directive that would more strictly regulate waste disposal and increase fees for waste disposed of in landfills including privately owned landfills. The intent of the waste legislation is to encourage recycling and we cannot estimate the full financial impact of this prospective legislation at this time. The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. It contains operational requirements for air emissions, waste water discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Slovakia is required to adopt the directive by January 7, 2013 and is allowed only very limited discretion in implementing the legislation. USSK will be required to be in full compliance within four years after the EU publishes the BAT standards. We are currently evaluating the costs of complying with BAT, but expect it will involve significant capital expenditures and increased costs.

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

U. S. Steel’s environmental expenditures were as follows:

(Dollars in millions)
	2011	2010	2009
North America:
Capital	$73	$69	$28
Compliance
Operating & maintenance	350	325	294
Remediation(a)	35	30	19

Total North America	$458	$424	$341
USSE:
Capital	$27	$73	$67
Compliance
Operating & maintenance	19	15	16
Remediation(a)	10	8	7

Total USSE	$56	$96	$90
Total U. S. Steel	$514	$520	$431

(a)	These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 12 percent of total capital expenditures in 2011, 21 percent in 2010 and 20 percent in 2009.

Environmental compliance expenditures represented two percent of U. S. Steel’s total costs and expenses in 2011, two percent in 2010 and three percent in 2009. Remediation spending during 2009 through 2011 was mainly related to remediation activities at former and present operating locations.

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

For discussion of other relevant environmental items see “Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2011 and December 31, 2010. These amounts exclude liabilities related to asset retirement obligations accounted for in accordance with ASC Topic 410.

(Dollars in millions)	2011	2010
Beginning Balance	$198	$203
Plus: Additions	36	8
Less: Payments	(28)	(13)

Ending Balance	$206	$198

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information and existing laws and regulations as currently implemented, U. S. Steel does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2012. U. S. Steel’s environmental capital expenditures are expected to be approximately $77 million in 2012, $6 million of which is related to projects at USSE. Predictions beyond 2012 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, U. S. Steel anticipates that environmental capital expenditures will be approximately $186 million in 2013, including $61 million for USSE; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

Asbestos Litigation

As of December 31, 2011, U. S. Steel was a defendant in approximately 695 active asbestos cases involving approximately 3,235 plaintiffs. Almost 2,570, or approximately 80 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

Outlook for First Quarter 2012

We expect to report a significant improvement in our operating results in the first quarter as compared to the fourth quarter, mainly driven by improved average realized prices and shipments for our Flat-rolled segment. Our Tubular operations are expected to have another strong performance as operating results are expected to be in line with the fourth quarter. We expect our European segment results to improve.

We expect good results for our Flat-rolled segment in the first quarter as a result of increased average realized prices and shipments, as improving end user demand and lower customer inventories began to significantly improve market conditions late in the fourth quarter. While our quarterly index-based pricing for the first quarter will be lower than the fourth quarter, incorporating the decrease from the third to fourth quarter in published market price assessments, the expected increase in first quarter prices reflects higher average realized prices on both spot and contract business reflecting increases in our newly negotiated cost-based and firm priced contracts. Additionally, operating costs are expected to improve in the first quarter, reflecting reduced energy costs and facility maintenance and outage costs partially offset by higher raw materials costs. First quarter results will also improve as compared to the fourth quarter due to the absence of the effect of the pellet transactions described above.

Excluding the loss on the sale of U. S. Steel Serbia, we expect the first quarter results for our European segment to improve compared to the fourth quarter 2011 due to the elimination of operating losses subsequent to January 31, 2012 associated with our former Serbian operations and improving spot market conditions. Maintenance on a blast furnace in Slovakia was completed and we restarted the furnace in late January.

First quarter 2012 results for our Tubular segment are expected to maintain the solid performance achieved in the prior two quarters as the demand for OCTG and line pipe remains strong. Shipments are expected to increase modestly from the fourth quarter while average realized prices are expected to be comparable to the fourth quarter. Overall, shale resource development and oil-directed drilling continue to drive the rig count, while natural gas drilling is being affected by the high levels of natural gas in storage.

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

Foreign Currency Exchange Rate Risk

U. S. Steel, through USSE and USSC, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro, the Serbian dinar and the Canadian dollar. On January 31, 2012, U. S. Steel sold USSS and is no longer subject to the exchange rate effects of the Serbian dinar. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel has not elected to use hedge accounting for these contracts. Foreign currency derivative instruments have been marked-to-market and the resulting gains or losses recognized in the current period in net interest and other financial costs. At December 31, 2011 and December 31, 2010, U. S. Steel had open euro forward sales contracts for U.S. dollars (total notional value of approximately $468 million and $398 million, respectively). A 10 percent increase in the December 31, 2011 euro forward rates would result in a $44 million charge to income.

The fair value of our derivatives is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used include quotes from counterparties that are corroborated with market sources.

Volatility in the foreign currency markets could have significant implications for U. S. Steel as a result of foreign currency accounting remeasurement effects, primarily on the U.S. dollar denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary. As of December 31, 2011, the outstanding balance on the Intercompany Loan was $1.6 billion. A one percent change in the December 31, 2011 exchange rate of US$1.29 for each €1.00 would result in an approximately $16 million impact to the income statement due to remeasurement effects of the Intercompany Loan. We also utilize euro-U.S. dollar derivatives to mitigate our currency exposure at USSE. For additional information on U. S. Steel’s foreign currency exchange activity, see note 15 to the financial statements.

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

Historically, the forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption in ASC Topic 815. However, due to reduced natural gas consumption in 2009, we net settled some of our excess natural gas purchase contracts for certain facilities. Therefore, the remaining contracts for natural gas at those facilities no longer met the exemption criteria and were therefore subject to mark-to-market accounting in 2009. See Note 15 for further details on U. S. Steel’s derivatives. During 2011 and 2010, all natural gas purchase contracts qualified for the normal purchases and normal sales exemption under ASC Topic 815 and were not subject to mark-to-market accounting.

U. S. Steel held commodity contracts for natural gas forward buys placed for 2012 and 2013 that qualified for the normal purchases and normal sales exemption with a total notional value of approximately $43 million at December 31, 2011. Total commodity contracts for natural gas forward buys placed for 2012 at December 31, 2011 represent approximately five percent of our expected North American natural gas requirements.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in year-end 2011 and 2010 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)
	2011		2010
Non-Derivative Financial Instruments(a)	Fair Value(b)	Increase in Fair Value(c)	Fair Value(b)	Increase in Fair Value(c)
Financial assets:
Investments and long-term receivables(d)	$45	$0	$46	$0
Financial liabilities:
Debt(e)(f)	$3,874	$120	$4,512	$222
(a)

Fair values of cash and cash equivalents, current accounts and notes receivable, receivables sold to third party conduits, accounts payable, bank checks outstanding, accrued interest and borrowings sold to third party conduits approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	See Note 20 to the Financial Statements for carrying value of instruments.
(c)

Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent decrease in interest rates at December 31, 2011 and 2010, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2011, and December 31, 2010.

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

February 28, 2012

To the stockholders of United States Steel Corporation:

Financial Statements and Practices

The accompanying consolidated financial statements of United States Steel Corporation are the responsibility of and have been prepared by United States Steel Corporation in conformity with accounting principles generally accepted in the United States of America. They necessarily include some amounts that are based on our best judgments and estimates. United States Steel Corporation’s financial information displayed in other sections of this report is consistent with these financial statements.

United States Steel Corporation seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communication programs aimed at assuring that its policies, procedures and methods are understood throughout the organization.

United States Steel Corporation has a comprehensive, formalized system of internal controls designed to provide reasonable assurance that assets are safeguarded, that financial records are reliable and that information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission is recorded, processed, summarized and reported within the required time limits. Appropriate management monitors the system for compliance and evaluates it for effectiveness, and the internal auditors independently measure its effectiveness and recommend possible improvements thereto.

The Board of Directors exercises its oversight role in the area of financial reporting and internal control over financial reporting through its Audit Committee. This Committee, composed solely of independent directors, regularly meets (jointly and separately) with the independent registered public accounting firm, management, internal audit and other executives to monitor the proper discharge by each of their responsibilities relative to internal control over financial reporting and United States Steel Corporation’s financial statements.

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

Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ JOHN P. SURMA	/S/ GRETCHEN R. HAGGERTY
John P. Surma	Gretchen R. Haggerty
Chairman of the Board of Directors and Chief Executive Officer	Executive Vice President and Chief Financial Officer

/S/ GREGORY A. ZOVKO
Gregory A. Zovko
Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Stockholders of United States Steel Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries (the Company) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report to Stockholders – Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 28, 2012

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2011	2010	2009
Net sales:
Net sales	$18,626	$16,156	$10,203
Net sales to related parties (Note 22)	1,258	1,218	845

Total	19,884	17,374	11,048

Operating expenses (income):
Cost of sales (excludes items shown below)	18,326	16,259	11,597
Selling, general and administrative expenses	733	610	618
Depreciation, depletion and amortization (Notes 1,12 and 13)	681	658	661
(Income) loss from investees	(85)	(20)	29
Net gain on disposals of assets (Notes 6 and 24)	(25)	(7)	(124)
Other income, net (Note 5)	(11)	(15)	(49)

Total	19,619	17,485	12,732

Income (loss) from operations	265	(111)	(1,684)
Interest expense	190	195	159
Interest income	(6)	(7)	(10)
Other financial costs (Note 7)	54	86	12

Net interest and other financial costs	238	274	161

Income (loss) before income taxes and noncontrolling interests	27	(385)	(1,845)
Income tax provision (benefit) (Note 10)	80	97	(439)

Net loss	(53)	(482)	(1,406)
Less: Net loss attributable to noncontrolling interests	-	-	(5)

Net loss attributable to United States Steel Corporation	$(53)	$(482)	$(1,401)

Loss per common share (Note 8)
Net loss per share attributable to United States Steel Corporation shareholders:
– Basic	$(0.37)	$(3.36)	$(10.42)
– Diluted	$(0.37)	$(3.36)	$(10.42)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$408	$578
Receivables, less allowance of $64 and $48	1,914	1,921
Receivables from related parties (Note 22)	132	102
Receivables sold to third party conduits (Note 16)	380	-
Inventories (Note 9)	2,775	2,352
Income tax receivable (Note 10)	7	175
Deferred income tax benefits (Note 10)	114	125
Other current assets	44	51

Total current assets	5,774	5,304
Investments and long-term receivables, less allowance of $3 and $22 (Note 11)	683	670
Property, plant and equipment, net (Note 12)	6,579	6,486
Intangibles—net (Note 13)	262	275
Goodwill (Note 13)	1,783	1,760
Assets held for sale (Note 6)	41	-
Deferred income tax benefits (Note 10)	649	515
Other noncurrent assets	302	340

Total assets	16,073	$15,350
Liabilities
Current liabilities:
Accounts payable	$1,977	$1,738
Accounts payable to related parties (Note 22)	86	66
Bank checks outstanding	24	30
Payroll and benefits payable	1,003	938
Accrued taxes (Note 10)	118	116
Accrued interest	41	43
Short-term debt and current maturities of long-term debt (Note 16)	20	216
Borrowings under Receivables Purchase Agreement (Note 16)	380	-

Total current liabilities	3,649	3,147
Long-term debt, less unamortized discount (Note 16)	3,828	3,517
Employee benefits (Note 18)	4,600	4,365
Deferred credits and other noncurrent liabilities	495	469

Total liabilities	12,572	11,498

Contingencies and commitments (Note 24)

Stockholders’ Equity
Common stock issued—150,925,911 shares issued (par value $1 per share, authorized 400,000,000 shares)	151	151
Treasury stock, at cost (6,921,952 shares and 7,251,715 shares)	(550)	(580)
Additional paid-in capital	3,650	3,650
Retained earnings	3,616	3,698
Accumulated other comprehensive loss	(3,367)	(3,068)

Total United States Steel Corporation stockholders’ equity	3,500	3,851

Noncontrolling interests	1	1

Total liabilities and stockholders’ equity	16,073	$15,350

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(53)	$(482)	$(1,406)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation, depletion and amortization (Notes 1, 12 and 13)	681	658	661
Provision for doubtful accounts	3	15	8
Pensions and other postretirement benefits	(24)	(111)	(203)
Deferred income taxes	(68)	206	(156)
Net gains on disposal of assets (Notes 6 and 24)	(25)	(7)	(124)
Currency remeasurement loss/(gain)	40	48	(21)
Distributions received, net of equity investees income	(52)	(14)	41
Changes in:
Current receivables	(424)	(489)	942
Inventories	(460)	(688)	813
Current accounts payable and accrued expenses	332	412	(276)
Income taxes receivable/payable (Note 10)	133	56	(271)
All other, net	85	17	(69)

Net cash provided by (used in) operating activities	168	(379)	(61)

Investing activities:
Capital expenditures	(848)	(676)	(472)
Capital expenditures - variable interest entities	-	-	(147)
Acquisition of noncontrolling interests of Z-Line Company	-	-	(24)
Disposal of assets	41	169	366
Change in restricted cash, net	35	(42)	(59)
Investments, net	(41)	(34)	(38)

Net cash used in investing activities	(813)	(583)	(374)

Financing activities:
Revolving credit facilities - borrowings	4,715	39	-
- repayments	(4,570)	(310)	-
Proceeds from Receivables Purchase Agreement	380	-	-
Issuance of long-term debt, net of financing costs	193	737	966
Repayment of long-term debt	(216)	(107)	(800)
Common stock issued	3	5	667
Distributions from noncontrolling interests	1	-	161
Dividends paid	(29)	(29)	(56)

Net cash provided by financing activities	477	335	938

Effect of exchange rate changes on cash	(2)	(13)	(9)

Net (decrease) increase in cash and cash equivalents	(170)	(640)	494
Cash and cash equivalents at beginning of year	578	1,218	724

Cash and cash equivalents at end of year	$408	$578	$1,218

  See Note 21 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
	2011	2010	2009	2011	2010	2009
Common stock:
Balance at beginning of year	$151	$151	$124	150,926	150,926	123,786
Common stock issued	-	-	27	-	-	27,140

Balance at end of year	$151	$151	$151	150,926	150,926	150,926
Treasury stock:
Balance at beginning of year	$(580)	$(608)	$(612)	(7,252)	(7,576)	(7,587)
Common stock reissued for employee/non-employee director stock plans	30	28	4	330	324	11

Balance at end of year	$(550)	$(580)	$(608)	(6,922)	(7,252)	(7,576)

Additional paid-in capital:	`
Balance at beginning of year	$3,650	$3,652	$2,986
Common stock issued	-	-	640
Employee stock plans	-	(2)	26

Balance at end of year	$3,650	$3,650	$3,652

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Continued)

				Comprehensive (Loss) Income
(Dollars in millions)	2011	2010	2009	2011	2010	2009
Retained earnings:
Balance at beginning of year	$3,698	$4,209	$5,666
Net loss attributable to United States Steel Corporation	(53)	(482)	(1,401)	$(53)	$(482)	$(1,401)
Dividends on common stock	(29)	(29)	(56)

Balance at end of year	$3,616	$3,698	$4,209
Accumulated other comprehensive (loss) income:
Pension and other benefit adjustments (Note 18):
Balance at beginning of year	$(3,343)	$(3,013)	$(3,260)
Changes during year, net of taxes(a)	(230)	(341)	276	(230)	(341)	276
Changes during year, equity investee net of taxes	(25)	11	(29)	(25)	11	(29)

Balance at end of year	$(3,598)	$(3,343)	$(3,013)

Foreign currency translation adjustments:
Balance at beginning of year	$275	$285	$(9)
Changes during year	(44)	(10)	294	(44)	(10)	294

Balance at end of year	231	275	285

Total balances at end of year	$(3,367)	$(3,068)	$(2,728)
Total stockholders’ equity	$3,500	$3,851	$4,676
Noncontrolling interests:
Balance at beginning of year	$1	$303	$164
Net loss	-	-	(5)	-	-	(5)
Partner contributions	-	-	161
Acquisition of noncontrolling interest	-	-	(28)
Currency translation adjustment	-	-	5
Adoption of ASC Topic 810	-	(301)	-
Other	-	(1)	6

Balance at end of year	$1	$1	$303
Total comprehensive loss				$(352)	$(822)	$(865)
(a) Related income tax benefit (provision):
Pension and other benefits adjustments	$52	$11	$(217)

The accompanying notes are an integral part of these consolidated financial statements.

1.      Nature of Business and Significant Accounting Policies

Nature of Business

United States Steel Corporation (U. S. Steel or the Company) produces and sells steel mill products, including flat-rolled and tubular products, in North America and Europe. Operations in North America also include iron ore and coke production facilities, transportation services (railroad and barge operations) and real estate operations.

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

Use of estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; goodwill and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets and liabilities; environmental liabilities; liabilities for potential tax deficiencies: potential litigation claims and settlements; and assets and obligations related to employee benefits. Actual results could differ materially from the estimates and assumptions used.

Sales recognition

Sales are recognized when products are shipped, properties are sold or services are provided to customers; the sales price is fixed and determinable; collectibility is reasonably assured; and title and risks of ownership have passed to the buyer. Shipping and other transportation costs charged to buyers are recorded in both sales and cost of sales.

Cash and cash equivalents

Cash and cash equivalents include cash on deposit and investments in highly liquid debt instruments with maturities of three months or less.

Inventories

Inventories are carried at the lower of cost or market. Fixed costs related to abnormal production capacity are expensed in the period incurred rather than capitalized into inventory.

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used on 54 percent and 48 percent of consolidated inventories at December 31, 2011 and 2010, respectively.

Derivative instruments

U. S. Steel uses commodity-based and foreign currency derivative instruments to manage its exposure to price and foreign currency exchange rate risk. Forward physical purchase contracts and foreign exchange forward contracts are used to reduce the effects of fluctuations in the purchase price of natural gas and certain nonferrous metals and also certain business transactions denominated in foreign currencies. U. S. Steel has not elected to designate derivative instruments as qualifying for hedge accounting treatment. As a result, the changes in fair value of these derivatives are recognized immediately in results of operations. Historically, the forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption in ASC Topic 815 and have therefore not required derivative accounting. However, due to reduced natural gas consumption in 2009, we net settled some of our excess natural gas purchase contracts for certain facilities. Therefore, the remaining contracts for natural gas at those facilities no longer met the exemption criteria and were therefore subject to mark-to-market accounting in 2009. See Note 15 for further details on U. S. Steel’s derivatives. During 2011 and 2010, all natural gas purchase contracts qualified for the normal purchases and normal sales exemption under ASC Topic 815 and were not subject to mark-to-market accounting.

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

Fair value for each reporting unit with goodwill is determined in accordance with ASC Topic 820, which requires consideration of the income, market and cost approaches as applicable. There has been no impairment of our goodwill as of December 31, 2011.

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

Property, plant and equipment

Property, plant and equipment is carried at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets.

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

When property, plant and equipment depreciated on a group basis is sold or otherwise disposed of, proceeds are credited to accumulated depreciation, depletion and amortization with no immediate effect on income. When property, plant and equipment depreciated on an individual basis is sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as assets held for sale or when impaired as part of an asset group’s impairment. During the third and fourth quarters of 2011, we evaluated the USSE asset group’s long-lived assets for impairment because the potential disposition of USSS was considered a triggering event. Although we expect to record a loss of approximately $400 million in the first quarter of 2012 as a result of the sale of USSS on January 31, 2012 (this transaction did not meet held-for-sale criteria at December 31, 2011), the fixed asset impairment evaluations did not indicate an impairment at December 31, 2011 since we test the fixed assets at the asset group level, which was USSE at that date. USSE consisted of both U. S. Steel Kosice (USSK) and U. S. Steel Serbia (USSS) and the estimated fair value of the USSE asset group exceeded its carrying value and resulted in no impairment of fixed assets at the USSE asset group level at December 31, 2011.

Major maintenance activities

U. S. Steel incurs maintenance costs on all of its major equipment. Costs that extend the life of the asset, materially add to its value, or adapt the asset to a new or different use are separately capitalized in property, plant and equipment and are depreciated over its estimated useful life. All other repair and maintenance costs are expensed as incurred.

Environmental remediation

Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve existing assets’ environmental safety or efficiency. U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable. The timing of remediation accruals typically coincides with completion of studies defining the scope of work to be undertaken or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of believed environmental exposure and are discounted if the amount and timing of the cash disbursements are readily determinable.

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

Pensions, other postretirement and postemployment benefits

U. S. Steel has defined contribution or multi-employer arrangements for pension benefits for more than half of its North American employees and non-contributory defined benefit pension plans covering the remaining North American employees. U. S. Steel has defined benefit retiree health care and life insurance plans (Other Benefits) that cover the majority of its employees in North America upon their retirement. Non-union salaried employees in the United States hired on or after July 1, 2003 participate in a defined contribution plan whereby U. S. Steel contributes a certain percentage of salary based upon attained age each year. In addition, most domestic salaried employees participate in defined contribution plans (401(k) plans) whereby the Company matches a certain percentage of salary based upon the amount of each participant’s contributions and years of service with the Company. The Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked by participating employees, currently covers approximately 56 percent of our union employees in the United States. Government-sponsored programs into which U. S. Steel makes required contributions cover the majority of U. S. Steel’s European employees.

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

U. S. Steel records costs associated with ongoing benefit arrangements for employees associated with temporary idling of facilities and reduced production in the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable. See Note 18 for further details.

Concentration of credit and business risks

U. S. Steel is exposed to credit risk in the event of nonpayment by customers, principally within the automotive, container, construction, steel service center, appliance and electrical, conversion, and oil, gas and petrochemical industries. Changes in these industries may significantly affect U. S. Steel’s financial performance and management’s estimates. U. S. Steel mitigates its exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, credit insurance, prepayments, guarantees or other collateral.

The majority of U. S. Steel’s customers are located in North America and Europe. No single customer accounted for more than 10 percent of gross annual revenues.

Foreign currency translation

U. S. Steel is subject to the risk of the effects of exchange rates on revenues and operating costs and existing assets or liabilities denominated in currencies other than our reporting currency, the U.S. dollar.

The functional currency for U. S. Steel Europe (USSE) is the euro (€). U. S. Steel Canada Inc.’s (USSC) functional currency is the Canadian dollar (C$). Assets and liabilities of these entities are translated to U.S. dollars at period-end exchange rates. Revenue and expenses are translated using the average exchange rate for the reporting period. Resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. Gains and losses from foreign currency transactions are included in net income (loss) for the period.

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

Insurance

U. S. Steel maintains insurance for certain property damage, equipment, business interruption and general liability exposures; however, insurance is applicable only after certain deductibles and retainages. U. S. Steel is self-insured for certain other exposures including workers’ compensation (where permitted by law) and automobile liability. Liabilities are recorded for workers’ compensation and personal injury obligations. Other costs resulting from losses under deductible or retainage amounts or not otherwise covered by insurance are charged against income upon occurrence.

Sales taxes

Sales are recorded net of sales taxes charged to customers. Sales taxes primarily relate to value-added tax on sales.

Reclassifications and out of period adjustments

Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

In 2011, the Company recorded an out of period adjustment related to its enterprise resource planning project to recorded fixed assets with a corresponding increase to net income of approximately $10 million. Management has determined that the impact of the out of period adjustment was not material to any prior period or the year ended December 31, 2011, and as a result, recorded the adjustment in the 2011 results.

2.      New Accounting Standards

On September 21, 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (ASU 2011-09), which amends the guidance in ASC 715-80. The amendments in ASU 2011-09 are intended to provide more information about an employer’s financial obligations to multiemployer pension plans and multiemployer other postretirement benefits plans and, therefore, help financial statement users better understand the financial health of the significant plans in which the employer participates. ASU 2011-09 is effective for annual periods ending after December 15, 2011. U. S. Steel has adopted ASU 2011-09 and has provided the required disclosures related to its participation in the Steelworkers Pension Trust, a multi-employer pension plan (see Note 18).

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

On June 16, 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The amendments in ASU 2011-05 require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. On December 23, 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12) to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. Companies will still be required to adopt the other requirements contained in ASU 2011-05. U. S. Steel does not expect material financial statement implications relating to the adoption of these ASUs.

On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. Generally Accepted Accounting Principles (U.S. GAAP) for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. U. S. Steel does not expect material financial statement implications relating to the adoption of this ASU.

3.      Segment Information

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of slabs, rounds, strip mill plates, sheets, tin mill products as well as all iron ore and coke production facilities in the United States and Canada. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets. Flat-rolled supplies steel rounds and hot-rolled bands to Tubular.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill and coke and other production facilities in Slovakia; USSS, U. S. Steel’s integrated steel mill and other facilities in Serbia; and an equity investee. On January 31, 2012, U. S. Steel sold USSS (see Note 25). USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells sheet, slabs, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

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

The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations. Income from operations for reportable segments and Other Businesses does not include net interest and other financial costs, income taxes, postretirement benefit expenses (other than service cost and amortization of prior service cost for active employees) and certain other items that management believes are not indicative of future results. Information on segment assets is not disclosed, as it is not reviewed by the chief operating decision maker.

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

In the second quarter 2011, we changed our segment allocation methodology for postretirement benefit expenses, which consists of pension, retiree health care and life insurance benefits. Historically, we directly attributed all service cost and amortization of prior service costs for active employees and allocated a portion of interest cost, expected return on plan assets and amortization of actuarial gains and losses to our segments. Under the revised allocation methodology, active service cost and amortization of prior service costs, which represent the cost of providing these benefits to our active employees, continue to be attributed to our segments. Interest cost, expected return on plan assets and amortization of actuarial gains and losses are included in postretirement benefit expenses within “items not allocated to segments” as these cost elements are managed at the corporate level. The change did not affect consolidated income (loss) from operations or net loss.

The change in our allocation methodology was made to focus on the recurring costs of operating the segments without the volatility of the financing and interest components of net periodic benefit cost. We have revised prior period segment information to conform to the current period presentation.

The results of segment operations are as follows:

(In millions)	Customer sales	Intersegment sales	Net sales	Income (loss) from equity investees	Income (loss) from operations	Depreciation, depletion & amortization	Capital expenditures(a)
2011
Flat-rolled	$12,367	$1,360	$13,727	$98	$469	$485	$616
USSE	4,306	69	4,375	1	(162)	140	109
Tubular	3,034	7	3,041	(14)	316	44	104

Total reportable segments	19,707	1,436	21,143	85	623	669	829
Other Businesses	177	345	522	-	46	12	19
Reconciling Items and Eliminations	-	(1,781)	(1,781)	-	(404)	-	-

Total	$19,884	$-	$19,884	$85	$265	$681	$848

2010
Flat-rolled	$10,848	$1,012	$11,860	$26	$(261)	$470	$499
USSE	3,989	48	4,037	1	(33)	129	120
Tubular	2,403	5	2,408	(6)	353	45	45

Total reportable segments	17,240	1,065	18,305	21	59	644	664
Other Businesses	134	298	432	(1)	55	14	12
Reconciling Items and Eliminations	-	(1,363)	(1,363)	-	(225)	-	-

Total	$17,374	$-	$17,374	$20	$(111)	$658	$676

2009
Flat-rolled	$6,814	$331	$7,145	$(24)	$(1,399)	$460	$338
USSE	2,944	3	2,947	-	(208)	143	113
Tubular	1,216	5	1,221	(5)	60	45	12

Total reportable segments	10,974	339	11,313	(29)	(1,547)	648	463
Other Businesses	74	218	292	-	-	13	9
Reconciling Items and Eliminations	-	(557)	(557)	-	(137)	-	-

Total	$11,048	$-	$11,048	$(29)	$(1,684)	$661	$472

(a)	Excludes capital spending by variable interest entities, which is not funded by U. S. Steel.

The following is a schedule of reconciling items to income (loss) from operations:

(In millions)	2011	2010	2009
Items not allocated to segments:
Postretirement benefit expenses(a)	$(386)	$(231)	$(178)
Other items not allocated to segments:
Federal excise tax refund (Note 5)	-	-	34
Net gain on the sale of assets (Note 6)	-	6	97
Litigation reserve(b)	-	-	45
Environmental remediation charge (Note 24)	(18)	-	(49)
Workforce reduction charges (Note 18)	-	-	(86)

Total other items not allocated to segments	(18)	6	41

Total reconciling items	$(404)	$(225)	$(137)
(a)	Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.
(b)	A litigation reserve involving a rate escalation provision in a U. S. Steel power supply contract was established in 2008 as a result of a court ruling and was subsequently reversed in 2009 as the decision was overturned.

Net Sales by Product:

The following summarizes net sales by product:

(In millions)	2011	2010	2009
Flat-rolled	$15,861	$14,126	$9,205
Tubular	2,986	2,463	1,281
Other(a)	1,037	785	562

Total	$19,884	$17,374	$11,048
(a)	Primarily includes sales of steel production by-products, transportation services (railroad and barge operations) and real estate operations.

Geographic Area:

The information below summarizes net sales and property, plant and equipment and other long-term assets based on the location of the operating segment to which they relate.

(In millions)	Year	Net Sales	Assets
North America	2011	$15,578	$5,869	(a)
	2010	$13,385	$5,659	(a)
	2009	$8,104	$5,925	(a)

Europe	2011	4,306	1,321	(b)
	2010	3,989	1,406	(b)
	2009	2,944	1,522	(b)

Other Foreign Countries	2011	-	40
	2010	-	45
	2009	-	40

Total	2011	$19,884	$7,230
	2010	$17,374	$7,110
	2009	$11,048	$7,487
(a)	Assets with a book value of $4,424 million, $4,103 million and $4,346 million were located in the United States at December 31, 2011, 2010 and 2009, respectively.
(b)	Assets with a book value of $1,064 million, $1,177 million and $1,282 million were located in Slovakia at December 31, 2011, 2010 and 2009, respectively.

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

5.      Other Income

Other income for 2011 and 2010 consists of various transactions, none of which are individually material.

Other income for 2009 primarily consists of a refund of $34 million associated with the recovery of black lung excise taxes that were paid on coal export sales from 1990 to 1992. Of the $34 million of cash received, $24 million represents interest.

6.      Dispositions and Assets Held for Sale

Birmingham Southern Railroad Company

On December 1, 2011, U. S. Steel and Birmingham Terminal Railway, L.L.C, (BTR) a subsidiary of Watco Companies, L.L.C. entered into an agreement under which BTR will acquire the majority of operating assets of Birmingham Southern Railroad Company as well as the Port Birmingham Terminal. The transaction was completed on February 1, 2012 (see Note 25). As of December 31, 2011, the assets that were to be sold, which consisted primarily of property, plant and equipment, were classified as held for sale in accordance with ASC Topic 360.

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

Wabush Mines Joint Venture

On February 1, 2010, USSC completed the sale of its 44.6 percent interest in the Wabush Mines Joint Venture (Wabush) for approximately $60 million. Wabush owns and operates iron ore mining and pellet facilities in Newfoundland and Labrador and Quebec, Canada. U. S. Steel recognized an immaterial gain on the sale.

Elgin, Joliet and Eastern Railway Company

On January 31, 2009, U. S. Steel completed the sale of the majority of the operating assets of Elgin, Joliet and Eastern Railway Company (EJ&E) to Canadian National Railway Company (CN) for approximately $300 million. U. S. Steel retained railroad assets, equipment, and employees that support the Gary Works. As a result of the transaction, U. S. Steel recognized a pretax gain of approximately $97 million, net of a $10 million pension curtailment charge (see Note 18).

7.      Net Interest and Other Financial Costs

(In millions)	2011	2010	2009
Interest income:
Interest income	$(6)	$(7)	$(10)

Interest expense and other financial costs:
Interest incurred	229	211	174
Less interest capitalized	39	16	15

Total interest expense	190	195	159
Foreign currency net loss (gain)(a)	27	58	(8)
Financial costs on:
Sale of receivables	4	5	3
Amended Credit Agreement	5	6	4
USSK credit facilities	2	2	-
Amortization of discounts and deferred financing costs	16	15	13

Total other financial costs (income)	54	86	12

Net interest and other financial costs	$238	$274	$161
(a)	The functional currency for USSE is the euro and the functional currency for USSC is the Canadian dollar. Foreign currency net (gain) or loss is a result of transactions denominated in currencies other than the euro (principally the U.S. dollar or Serbian dinar) or the Canadian dollar (principally the U.S. dollar). Additionally, foreign currency net (gain) or loss includes the impacts of the remeasurement of a U.S. dollar-denominated intercompany loan to a European subsidiary net of the impacts of Euro-U.S. dollar derivatives activity.

8.      Income and Dividends Per Common Share

Net Loss per Share Attributable to United States Steel Corporation Shareholders

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period.

Diluted net loss per common share assumes the exercise of stock options and the vesting of restricted stock, restricted stock units and performance awards and the conversion of convertible notes (under the “if-converted” method), provided in each case the effect is dilutive.

(Dollars in millions, except per share amounts)	2011	2010	2009
Net loss attributable to United States Steel Corporation shareholders	$(53)	$(482)	$(1,401)
Plus income effect of assumed conversion-interest on convertible notes	-	-	-

Net loss after assumed conversion	$(53)	$(482)	$(1,401)

Weighted-average shares outstanding (in thousands):
Basic	143,967	143,571	134,469
Effect of convertible notes	-	-	-
Effect of stock options, restricted stock units and performance awards	-	-	-

Adjusted weighted-average shares outstanding, diluted	143,967	143,571	134,469

Basic loss per common share	$(0.37)	$(3.36)	$(10.42)

Diluted loss per common share	$(0.37)	$(3.36)	$(10.42)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computation of diluted loss per common share:

(in thousands)	2011	2010	2009
Securities granted under the 2005 Stock Incentive Plan	3,912	3,648	3,122
Securities convertible under the Senior Convertible Notes	27,059	27,059	27,059

Total	30,971	30,707	30,181

Dividends Paid per Share

Quarterly dividends on common stock were five cents per share for each quarter in 2011 and 2010.

Quarterly dividends on common stock in 2009 were 30 cents per share for the first quarter and five cents per share for the second, third and fourth quarters.

9.      Inventories

(In millions)	December 31, 2011	December 31, 2010
Raw materials	$1,178	$949
Semi-finished products	953	851
Finished products	548	449
Supplies and sundry items	96	103

Total	$2,775	$2,352

Current acquisition costs were estimated to exceed the above inventory values at December 31 by $1.1 billion and $885 million in 2011 and 2010, respectively. Cost of sales was reduced and income from operations was improved by $3 million, $12 million and $135 million in 2011, 2010 and 2009, respectively, as a result of liquidations of LIFO inventories.

During the years ended December 31, 2011, 2010 and 2009, we recorded lower of cost or market related charges totaling approximately $85 million, $30 million and $165 million, respectively. The 2011 charge includes approximately $40 million related to transactions to sell iron ore pellets in 2012.

Inventory includes $87 million and $91 million of land held for residential/commercial development as of December 31, 2011 and 2010, respectively.

From time to time, U. S. Steel enters into coke swap agreements designed to reduce transportation costs. U. S. Steel shipped and received approximately 975,000 tons of coke under swap agreements during 2011. U. S. Steel shipped approximately 735,000 tons and received approximately 710,000 tons of coke under swap agreements during 2010.

U. S. Steel also has entered into iron ore pellet swap agreements. U. S. Steel shipped and received approximately 2,658,000 tons and 2,314,000 tons of iron ore pellets during 2011 and 2010, respectively.

The coke and iron ore pellet swaps are recorded at cost as nonmonetary transactions. There was no income statement impact related to these swaps.

10.      Income Taxes

Provisions (benefits) for income taxes

	2011			2010			2009
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$148	$(92)	$56	$(106)	$143	$37	$(277)	$(103)	$(380)
State and local	(2)	15	13	(3)	42	39	(8)	(53)	(61)
Foreign	2	9	11	-	21	21	2	-	2

Total	$148	$(68)	$80	$(109)	$206	$97	$(283)	$(156)	$(439)

A reconciliation of the federal statutory tax rate of 35 percent to total provisions follows:

(In millions)	2011	2010	2009
Statutory rate applied to income (loss) before income taxes	$9	$(135)	$(646)
Effects of foreign operations	184	282	298
Noncontrolling interests	-	-	2
Excess percentage depletion	(102)	(81)	(29)
State and local income taxes after federal income tax effects	8	25	(40)
Adjustments of prior years’ federal income taxes	(11)	(6)	(24)
Tax credits	(3)	(2)	(5)
Deduction for domestic production activities	(8)	10	8
Medicare Part D drug program subsidies	(6)	(6)	(12)
Other	9	10	9

Total provision (benefit)	$80	$97	$(439)

The tax provision differs from the statutory rate of 35% because of the items listed above, and in particular because it does not reflect any tax benefit for losses in Canada and Serbia, which are jurisdictions where we have recorded full valuation allowances on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. Included in the 2010 tax provision is a net tax benefit of $39 million relating to adjustments to tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in the first quarter of 2010 (see Note 18).

Income tax receivable

During 2011, U. S. Steel received a net federal income tax refund of $126 million related to the carryback of our 2010 losses as well as a refund of income taxes paid in 2010. During 2010, U. S. Steel received a net federal income tax refund of $233 million representing the federal income tax refund related to the carryback of our 2009 losses to prior years.

Unrecognized tax benefits

The total amount of unrecognized tax benefits was $110 million, $115 million and $106 million as of December 31, 2011, 2010 and 2009, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $100 million as of December 31, 2011. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of December 31, 2011, 2010 and 2009, U. S. Steel had accrued liabilities of $6 million, $4 million and $4 million, respectively, for interest related to unrecognized tax benefits. U. S. Steel currently does not have a liability for tax penalties.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2011	2010	2009
Unrecognized tax benefits, beginning of year	$115	$106	$99
Increases – tax positions taken in prior years	1	49	24
Decreases – tax positions taken in prior years	(4)	(25)	(27)
Increases – current tax positions	3	10	14
Settlements	-	(18)	-
Lapse of statute of limitations	(5)	(7)	(4)

Unrecognized tax benefits, end of year	$110	$115	$106

It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax issues will not change by a significant amount.

Tax years subject to examination

Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2006 and forward*

U.S. States – 2004 and forward

Slovakia – 2006 and forward

Serbia – 2007 and forward

Canada Federal and Provincial – 2004 and forward

*U. S. Steel’s 2006 and 2007 federal tax years remain open to the extent of net operating losses carried over to or back from 2008 and later years. Lone Star has open tax years for its U.S. federal returns dating back to 1994 due to the presence of net operating loss carryforwards.

Status of IRS examinations

The Internal Revenue Service (IRS) audit of U. S. Steel’s 2006 and 2007 tax returns was completed in the first quarter of 2010 and agreement was reached with the IRS on the proposed adjustments. The results of the audit did not have a material impact on U. S. Steel. The IRS began its audit of U. S. Steel’s 2008 and 2009 tax returns in 2010, which is ongoing.

Taxes on foreign income

Pretax income and loss for 2011, 2010 and 2009 includes domestic income (loss) of $519 million, $359 million and ($1,000) million, respectively and losses attributable to foreign sources of ($492) million ($744) million and ($845) million, respectively. Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2011, amounted to $2,993 million. As of December 31, 2011, it remains U. S. Steel’s intention to continue to indefinitely reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. If such earnings were not indefinitely reinvested, a U.S. deferred tax liability of approximately $900 million would have been required.

Deferred taxes

Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2011	2010
Deferred tax assets:
State tax credit carryforwards (expiring in 2014 through 2029)	$1	$15
State tax loss carryforwards (expiring in 2016 through 2031)	58	68
Minimum tax credit carryforwards	131	51
General business credit carryforwards	64	55
Foreign tax loss and credit carryforwards (expiring in 2013 through 2031)	727	667
Employee benefits	1,759	1,661
Receivables, payables and debt	71	64
Expected federal benefit for deducting state deferred income taxes	43	38
Contingencies and accrued liabilities	148	136
Valuation allowances:
State	-	(5)
Foreign	(1,018)	(870)

Total deferred tax assets	1,984	1,880

Deferred tax liabilities:
Property, plant and equipment	1,041	1,071
Investments in subsidiaries and equity investees	102	98
Inventory	32	13
Other temporary differences	46	58

Total deferred tax liabilities	1,221	1,240

Net deferred tax asset	$763	$640

At December 31, 2011 and 2010, the net domestic deferred tax asset was $697 million and $563 million, respectively. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

At December 31, 2011 and 2010, the net foreign deferred tax asset was $66 million and $77 million, respectively, net of established valuation allowances of $1,018 million and $870 million, respectively. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the euro, the Canadian dollar and the Serbian dinar. A full valuation allowance is recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $926 million for Canadian deferred tax assets and $86 million for Serbian deferred tax assets as of December 31, 2011, would be partially or fully reversed. Any reversals of these amounts would result in a decrease to tax expense. On January 31, 2012, U. S. Steel sold USSS (see Note 25) and the Serbian deferred tax assets and offsetting valuation allowance will be removed in the first quarter of 2012 in connection with the sale.

11.      Investments and Long-Term Receivables

	December 31,
(In millions)	2011	2010

Equity method investments	$638	$623
Receivables due after one year, less allowance of $3 and $22	40	40
Other	5	7

Total	$683	$670

Summarized financial information of investees accounted for by the equity method of accounting is as follows:

(In millions)	2011	2010	2009
Income data – year ended December 31:
Net Sales	$3,514	$2,979	$2,101
Operating income (loss)	319	107	(3)
Net income (loss)	264	58	(39)
Balance sheet date – December 31:
Current Assets	$1,023	$901
Noncurrent Assets	1,868	1,627
Current liabilities	519	549
Noncurrent Liabilities	1,020	708

Investees accounted for using the equity method include:

Investee	Country	December 31, 2011 Interest
Acero Prime, S. R. L. de CV	Mexico	40%
Apolo Tubulars S.A.	Brazil	50%
Baycoat Limited Partnership	Canada	50%
Baycoat Limited	Canada	50%
Chrome Deposit Corporation	United States	50%
Daniel Ross Bridge, LLC	United States	50%
D.C. Chrome Limited	Canada	50%
Double Eagle Steel Coating Company	United States	50%
Double G Coatings Company L.P.	United States	50%
Feralloy Processing Company	United States	49%
Hibbing Development Company	United States	24.1%
Hibbing Taconite Company(a)	United States	14.7%
Leeds Retail Center, LLC	United States	38%
PRO-TEC Coating Company	United States	50%
Serbian Roll Services Company, d.o.o.(c)	Serbia	50%
Strategic Investment Fund Partners I(b)	United States	8.6%
Strategic Investment Fund Partners II(b)	United States	4.0%
Swan Point Development Company, Inc.	United States	50%
Tilden Mining Company, L.C.(a)	United States	15%
United Spiral Pipe, LLC	United States	35%
USS-POSCO Industries	United States	50%
Worthington Specialty Processing	United States	49%
(a)	Hibbing Taconite Company (HTC) is an unincorporated joint venture that is owned, in part, by Hibbing Development Company (HDC), which is accounted for using the equity method. Through HDC we are able to influence the activities of HTC, and as such, its activities are accounted for using the equity method.
Tilden Mining Company, L.C. is a limited liability company and in accordance with ASC Topic 323 “Partnerships and Unincorporated Joint Ventures,” (ASC Topic 323) its financial activities are accounted for using the equity method.
(b)	Strategic Investment Fund Partners I and II are limited partnerships and in accordance with ASC Topic 323, the financial activities are acccounted for using the equity method.
(c)	Sold in connection with the sale of USSS on January 31, 2012.

Dividends and partnership distributions received from equity investees were $31 million in 2011, $4 million in 2010 and $12 million in 2009.

For discussion of transactions and related receivable and payable balances between U. S. Steel and its investees, see Note 22.

12.      Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2011	2010
Land and depletable property	-	$268	$270
Buildings	35 years	1,406	1,358
Machinery and equipment	4-22 years	14,091	13,508
Information technology	5-6 years	631	578
Leased machinery and equipment	3-25 years	176	176

Total		16,572	15,890
Less accumulated depreciation and depletion		9,993	9,404

Net		$6,579	$6,486

Amounts in accumulated depreciation and depletion for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $163 million and $154 million at December 31, 2011 and 2010, respectively.

13.      Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2011 and December 31, 2010 are as follows:

	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at January 1, 2010	$876	$-	$849	$1,725
Goodwill from acquisitions	-	4	-	4
Impact of dispositions (Note 6)	-	-	(15)	(15)
Currency translation	46	-	-	46

Balance at December 31, 2010	$922	$4	$834	$1,760

Currency translation and other adjustments	23	-	-	23

Balance at December 31, 2011	$945	$4	$834	$1,783

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

Goodwill impairment tests in 2010 and prior years also indicated that goodwill was not impaired for either reporting unit. Accordingly, there are no accumulated impairment losses for goodwill.

Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of December 31, 2011			As of December 31, 2010
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$219	$44	$175	$220	$34	$186
Other	2-20 Years	22	10	12	23	9	14

Total amortizable intangible assets		$241	$54	$187	$243	$43	$200

The carrying amount of water rights with indefinite lives as of December 31, 2011 and December 31, 2010 totaled $75 million. The water rights are tested for impairment annually in the third quarter. The 2011 and 2010 impairment tests indicated that the fair value of the water rights exceeded the carrying value. Accordingly, no impairment loss was recognized.

Aggregate amortization expense was $11 million, $9 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is $11 million in each year from 2012 to 2016.

14.      Stock-Based Compensation Plans

On April 26, 2005, U. S. Steel’s stockholders approved the 2005 Stock Incentive Plan (the “2005 Stock Plan”). The aggregate number of shares of U. S. Steel common stock that may be issued through April 26, 2020 under the 2005 Stock Plan is 15,450,000 shares, of which 8,770,399 shares are available as of December 31, 2011 for future grants. Generally, a share issued under the Plan pursuant to an award other than a stock option will reduce the number of shares available under the Stock Plan by 1.64 shares. The purposes of the 2005 Stock Plan are to attract, retain and motivate employees and non-employee directors of outstanding ability, and to align their interests with those of the stockholders of U. S. Steel. The Compensation & Organization Committee of the Board of Directors (the Compensation Committee) administers the plan pursuant to which they may make grants of stock options, restricted stock, restricted stock units (RSUs), performance awards, and other stock-based awards. Also, shares related to awards (i) that are forfeited, (ii) that terminate without shares having been issued or (iii) for which payment is made in cash or property other than shares are again available for awards under the plan; provided, however, that shares delivered to U. S. Steel or withheld for purposes of satisfying the exercise price or tax withholding obligations shall not again be available for awards.

The following table summarizes the total stock-based compensation awards granted during the years 2011, 2010 and 2009:

	Stock Options	Restricted Stock Units	Performance Awards
2011 Grants	707,060	422,080	85,040
2010 Grants	612,270	359,960	105,640
2009 Grants	1,026,580	564,210	116,410

Stock-based compensation expense

The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Stock-based compensation expense recognized:
Cost of sales	$10	$9	$10
Selling, general and administrative expenses	23	20	27

Total	33	29	37
Related deferred income tax benefit	12	11	14

Decrease in net income	$21	$18	$23
Decrease in basic earnings per share	$0.14	$0.13	$0.17
Decrease in diluted earnings per share	$0.14	$0.13	$0.17

As of December 31, 2011, total future compensation cost related to nonvested stock-based compensation arrangements was $37 million, and the average period over which this cost is expected to be recognized is approximately 12 months.

Stock options

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The 2011, 2010 and 2009 awards vest ratably over a three-year service period and have a term of ten years. Options are issued at the market price on the date of the grant. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock.

Black-Scholes Assumptions	2011 Grants	2010 Grants	2009 Grants
Price per share of option award	$45.81	$45.65	$29.81
Expected annual dividends per share	$0.20	$0.20	$0.20
Expected life in years	5.0	5.0	4.5
Expected volatility	64%	64%	62%
Risk-free interest rate	1.8%	2.1%	2.6%
Average grant date fair value per share of unvested option awards as calculated from above	$24.39	$24.31	$14.87

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2011:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	2,640,290	$56.00
Granted	707,060	45.81
Exercised	(103,843)	29.56
Forfeited or expired	(119,453)	43.24

Outstanding at December 31, 2011	3,124,054	$55.06	6.8	$-
Exercisable at December 31, 2011	1,786,294	$64.42	5.4	-
Exercisable and expected to vest at December 31, 2011	3,018,948	$55.47	6.7	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (difference between our closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options). Intrinsic value changes are based on the fair market value of our stock. Total intrinsic value of options outstanding at December 31, 2011 was zero because the exercise price of the outstanding options was greater than the market price.

During the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $3 million, $3 million and $0.3 million, respectively. The total amount of cash received by U. S. Steel from the exercise of options during the year ended December 31, 2011 was $3 million and the related net tax shortfall realized from the exercise of these options was $0.6 million which was recorded within stockholders’ equity.

Stock awards

Compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.

RSUs vest ratably over three years. Their fair value is the market price of the underlying common stock on the date of grant.

Performance awards vest at the end of a three-year performance period as a function of U. S. Steel’s total shareholder return compared to the total shareholder return of a peer group of companies over the three-year performance period. Performance awards can vest at between zero and 200 percent of the target award.

The following table shows a summary of the performance awards outstanding as of December 31, 2011, and their fair market value on the respective grant date:

Performance Period	Fair Value (in millions)	Minimum Shares	Target Shares	Maximum Shares
2011 - 2014	$6	-	85,040	170,080
2010 - 2013	$6	-	105,640	211,280
2009 - 2012	$5	-	116,410	232,820

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2011:

	Restricted Stock Units	Performance Awards(a)	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	733,733	241,831	975,564	$49.30
Granted	422,080	85,040	507,120	49.10
Vested	(311,631)	-	(311,631)	48.42
Performance adjustment factor(b)	-	(27,280)	(27,280)	214.52
Forfeited or expired	(55,813)	(35,928)	(91,741)	45.78

Nonvested at December 31, 2011	788,369	263,663	1,052,032	$45.49
(a)	The number of shares shown for the performance awards is based on the target number of share awards.
(b)	Consists of adjustments to vested performance awards to reflect actual performance. The adjustments were required since the original grants of the awards were at 100 percent of the targeted amounts.

The following table presents information on RSUs and performance awards granted:

	2011	2010	2009
Number of awards granted	507,120	465,600	680,620
Weighted-average grant-date fair value per share	$49.10	$48.23	$31.61

During the years ended December 31, 2011, 2010, and 2009, the total fair value of shares vested was $15 million, $20 million, and $19 million, respectively.

15.      Derivative Instruments

U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars and euros. USSC’s revenues and costs are denominated in both Canadian and U.S. dollars. In addition, foreign cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can affect income when remeasured at the end of each period. A $1.6 billion U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European subsidiary was the primary exposure at December 31, 2011.

U. S. Steel uses euro forward sales contracts with maturities no longer than 12 months to exchange euros for U.S. dollars to partially manage our exposure to foreign currency exchange rate fluctuations. Derivative instruments are recognized at fair value in the balance sheet. U. S. Steel has not elected to designate these euro forward sales contracts as hedges. Therefore, changes in the fair value are recognized immediately in the results of operations. The gains and losses recognized on these euro forward sales contracts may also partially offset the accounting remeasurement gains and losses recognized on the Intercompany Loan.

As of December 31, 2011, U. S. Steel held euro forward sales contracts with a total notional value of approximately $468 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

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

During 2010 and 2011, all natural gas purchase contracts qualified for the normal purchases and normal sales exemption under ASC Topic 815 and were not subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values related to derivatives included in U. S. Steel’s financial statements as of December 31, 2011 and 2010:

	Location of Fair Value in Balance Sheet	Fair Value
(In millions)		December 31, 2011	December 31, 2010
Foreign exchange forward contracts	Accounts receivable (payable)	$31	($11)

The following summarizes the location and amounts of the gains and losses related to derivatives included in U. S. Steel’s financial statements for the years ended December 31, 2011, 2010 and 2009:

	Location of Gain (Loss) on Derivative in Statement of Operations	Amount of Gain (Loss)
		Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Forward physical purchase contracts	Cost of Sales	$-	$-	($20)
Foreign exchange forward contracts	Other financial costs	$13	$3	$7

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

16.      Debt

(In millions)	Interest Rates %	Maturity	December 31,
			2011	2010
2037 Senior Notes	6.65	2037	$350	$350
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	863
2013 Senior Notes	5.65	2013	300	300
Province Note (C$150 million)	1.00	2015	147	150
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2030	455	458
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2012	11	20
Other capital leases and all other obligations		2012 - 2014	10	18
Amended Credit Agreement	Variable	2016	-	-
USSK Revolver	Variable	2013	129	-
USSK credit facilities	Variable	2012 - 2015	-	-
USSS credit facilities	Variable	2012	-	-

Total Debt			3,885	3,779
Less Province Note fair value adjustment			28	36
Less unamortized discount			9	10
Less short-term debt and long-term debt due within one year			20	216

Long-term debt			$3,828	$3,517

Senior Notes

On March 16, 2010, U. S. Steel issued $600 million of 7.375 percent Senior Notes due 2020 (2020 Senior Notes). The 2020 Senior Notes were issued at 99.125 percent of their principal amount. U. S. Steel received net proceeds of $582 million after fees of $13 million for the underwriting discount and third party expenses. Interest is payable semi-annually on April 1st and October 1st of each year. The 2020 Senior Notes are not listed on any national securities exchange. The 2020 Senior Notes contain covenants limiting our ability to create liens, to enter into sale-leaseback transactions and to consolidate, merge or transfer all, or substantially all of our assets. They also contain provisions requiring the purchase of the 2020 Notes upon a change of control under certain specified circumstances, as well as other customary provisions.

On December 10, 2007, U. S. Steel issued $500 million of 7.00 percent Senior Notes due 2018 (the 2018 Senior Notes). Interest is payable semi-annually on February 1st and August 1st of each year. The 2018 Senior Notes are not listed on any national securities exchange. The 2018 Senior Notes contain covenants limiting our ability to create liens, to enter into sale-leaseback transactions and to consolidate, merge or transfer all, or substantially all of our assets. They also contain provisions requiring the purchase of the 2018 Notes upon a change of control under certain specified circumstances, as well as other customary provisions.

On May 21, 2007, U. S. Steel issued a total of $1,100 million of senior notes consisting of $350 million at 6.65 percent due 2037, $450 million at 6.05 percent due 2017, and $300 million at 5.65 percent due 2013, collectively, the Senior Notes (and individually, the 2037 Senior Notes, the 2017 Senior Notes and the 2013 Senior Notes, respectively). Interest is payable semi-annually on June 1st and December 1st of each year. The Senior Notes are not listed on any national securities exchange. The Senior Notes contain covenants limiting our ability to create liens, to enter into sale-leaseback transactions and to consolidate, merge or transfer all, or substantially all of our assets. They also contain provisions requiring the purchase of the Senior Notes upon a change of control under certain specified circumstances, as well as other customary provisions.

Senior Convertible Notes

On May 4, 2009, U. S. Steel issued $863 million of 4.00% Senior Convertible Notes due May 15, 2014 (the Senior Convertible Notes). U. S. Steel received net proceeds from the offering of $836 million after fees of $27 million for the underwriting discount and third party expenses. The fees for the issuance of the Senior Convertible Notes are being amortized to interest expense over their five-year term.

The Senior Convertible Notes are senior and unsecured obligations that rank equally with U. S. Steel’s other existing and future senior and unsecured indebtedness. Interest on the Senior Convertible Notes is payable semi-annually on May 15th and November 15th of each year. The Senior Convertible Notes are not listed on any national securities exchange.

U. S. Steel may not redeem the Senior Convertible Notes prior to their maturity date. Holders may convert their Senior Convertible Notes into shares of U. S. Steel common stock at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of May 15, 2014. The initial conversion rate for the Senior Convertible Notes is 31.3725 shares of U. S. Steel common stock per $1,000 principal amount of Senior Convertible Notes, equivalent to an initial conversion price of approximately $31.875 per share of common stock, subject to adjustment as defined in the Senior Convertible Notes. On the issuance date of the Senior Convertible Notes, the market price of U. S. Steel’s common stock was below the stated conversion price of $31.875 and therefore, there was no beneficial conversion option to the holders. Based on the initial conversion rate, the Senior Convertible Notes are convertible into 27,058,781 shares of U. S. Steel common stock and we reserved for the possible issuance of 33,824,000 shares, which is the maximum amount that could be issued upon conversion. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash upon conversion. As of December 31, 2011, there have been an immaterial amount of conversions.

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

The Senior Convertible Notes contain covenants limiting our ability to create liens, to enter into sale-leaseback transactions and to consolidate, merge or transfer all, or substantially all of our assets. They also contain provisions requiring the purchase of the Senior Convertible Notes upon a change of control under certain specified circumstances, as well as other customary provisions. In addition, certain payment defaults on other indebtedness are a default under the Senior Convertible Notes.

Province Note

In its acquisition of Stelco on October 31, 2007, U. S. Steel assumed a note that Stelco had issued to the Province of Ontario, Canada. The face amount of the Province Note is C$150 million (approximately $147 million and $150 million at December 31, 2011 and 2010) and is payable on December 31, 2015. The Province Note is unsecured and is subject to a 75 percent discount if the solvency deficiencies in the four main Stelco pension plans (see Note 18) are eliminated on or before the maturity date. The Province Note bears interest at a rate of one percent per annum and is payable semi-annually. Upon the acquisition, the Province Note was recorded at its present value of amounts to be paid using a current interest rate, in accordance with FAS 141. The Province Note will be accreted up to its face value over its term assuming an effective interest rate of 6.67 percent.

Obligations relating to Environmental Revenue Bonds

U. S. Steel is the obligor on $455 million of Environmental Revenue Bonds (ERBs). During 2011, 2010 and 2009, U. S. Steel refunded $196 million, $89 million and $129 million, respectively, of ERBs with newly issued ERBs extending the maturities beyond 2011 and setting new interest rates. With these refundings we have fully satisfied our obligation to Marathon Oil concerning the ERB obligations that we assumed in connection with the separation from Marathon Oil on December 31, 2001 (the Separation).

Recovery Zone Facility Bonds

On December 1, 2010, U. S. Steel entered into a loan agreement in connection with the issuance and sale by the Lorain County Port Authority of $70 million of Lorain County Port Authority Recovery Zone Facility Revenue Bonds (the Recovery Zone Bonds). The proceeds from the sale of the Recovery Zone Bonds were used to fund a capital project at our Lorain Tubular Operations in Ohio. The interest rate on the loan is 6.75 percent and interest is payable semi-annually on June 1st and December 1st of each year.

Fairfield Caster Lease

U. S. Steel is the sublessee of a slab caster at Fairfield Works in Alabama. The sublease is accounted for as a capital lease. Marathon is the primary obligor under the lease. Under an agreement related to the Separation, U. S. Steel assumed and agreed to discharge all obligations under this lease. The final lease payment is due in December 2012 and the lease term expires in June 2013, subject to additional extensions.

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

Amended Credit Agreement

On July 20, 2011, U. S. Steel entered into an amendment and restatement of its $750 million Credit Agreement dated June 12, 2009 (Amended Credit Agreement) which increased the facility to $875 million, extended the term to July 20, 2016, added a minimum liquidity requirement to address the maturity of the 4% Senior Convertible Notes due in May 2014, reduced the fixed charge coverage ratio and increased the availability by $25 million prior to its measurement and made amendments to other terms and conditions. The Amended Credit Agreement is secured with a security interest in the majority of U. S. Steel’s domestic inventory, certain accounts receivable and related collateral.

The Amended Credit Agreement establishes a borrowing base formula, which limits the amounts U. S. Steel can borrow to a percent of the value of certain domestic inventory less specified reserves.

The Amended Credit Agreement provides for borrowings at interest rates based on defined, short-term, market rates plus a spread based on availability and includes other customary terms and conditions including restrictions on our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets.

As of December 31, 2011, there were no amounts drawn on the Amended Credit Agreement and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit

Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. If the value of inventory does not support the full amount of the facility or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

Receivables Purchase Agreement

U. S. Steel has a Receivables Purchase Agreement (RPA) under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates. Because U. S. Steel receives adequate compensation for these services, no servicing asset or liability is recorded. On July 18, 2011, U. S. Steel entered into an amendment of the RPA that increased the maximum amount of receivables eligible for sale from $525 million to $625 million and extended the term until July 18, 2014.

At December 31, 2011 and December 31, 2010, eligible accounts receivable supported $625 million and $525 million of availability under the RPA, respectively. Receivables Sold to Third-Party Conduits and Borrowings under Receivables Purchase Agreement of $380 million were recorded on the Consolidated Balance Sheet at December 31, 2011. There were no receivables sold to third-party conduits under this facility at December 31, 2010. The subordinated retained interest at December 31, 2011 and December 31, 2010 was $245 million and $525 million, respectively. The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which historically have not been significant.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We paid $4 million and $5 million in 2011 and 2010, respectively, relating to fees on the RPA. These costs are included in other financial costs in the statement of operations.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. During 2011, collections of eligible accounts receivable of $1,598 million were reinvested. As there were no receivables sold to third-party conduits under this facility during 2010, there were no collections reinvested in 2010.

The table below summarizes the trade receivables at December 31, 2011 and 2010 for USSR:

(In millions)	2011	2010
Balance of accounts receivable-net, eligible for sale to third-party conduits	$1,214	$1,004
Accounts receivable sold to third-party conduits	380	-

Accounts receivable—net, included in the accounts receivable balance on the balance sheet of U. S. Steel	$834	$1,004

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations and may also be terminated upon a change of control.

U. S. Steel Košice (USSK) credit facilities

At December 31, 2011, USSK had €100 million (approximately $129 million) borrowed under its €200 million (approximately $259 million) revolving unsecured credit facility which expires in August 2013. At December 31, 2010, USSK had no borrowings under this facility.

At December 31, 2011, USSK had no borrowings under its €80 million credit facilities (which approximated $104 million) and the availability was approximately $103 million due to approximately $1 million of customs and other guarantees outstanding. At December 31, 2010, USSK had no borrowings against its €80 million total unsecured revolving credit facilities (which approximated $107 million) and the availability was approximately $100 million due to approximately $7 million of customs and other guarantees outstanding.

Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and they contain customary terms and conditions. USSK is the sole obligor on each of these facilities and is obligated to pay a commitment fee on the undrawn portion of the facilities.

U. S. Steel Serbia (USSS) credit facilities

At December 31, 2011, USSS had no borrowings under its facilities which consist of facilities for general corporate purposes of up to €20 million and facilities for overdrafts of up to 1 billion Serbian dinars (which together totaled approximately $39 million), subject in each case to a borrowing base calculation based upon the value of USSS’s inventory of finished and semi-finished inventory. At December 31, 2011, USSS inventory values were sufficient to utilize the entire amount of the facilities. These facilities were terminated on January 31, 2012 as a result of the sale of USSS (see Note 25).

Change in control event

At December 31, 2011, in the event of a change in control of U. S. Steel, borrowings under the RPA and debt obligations (together totaling $3,572 million), which includes the Senior Notes and the Senior Convertible Notes, may be declared immediately due and payable. In addition, the Amended Credit Agreement and the RPA may be terminated and any amount outstanding thereunder may be declared immediately due and payable. U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $28 million or provide a letter of credit to secure the remaining obligation.

Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2012	2013	2014	2015	2016	Later Years	Total
$ 20	$430	$863	$178	$42	$2,324	$3,857	(a)

(a)	Debt maturities include the Province Note fair value adjustment discussed above.

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

Gateway Energy & Coke Company, LLC

Gateway Energy & Coke Company, LLC (Gateway) is a wholly owned subsidiary of SunCoke Energy, Inc. in which U. S. Steel has no ownership interest. Gateway has constructed a heat recovery coke plant with an annual capacity of 650,000 tons of coke at U. S. Steel’s Granite City Works that began operations in the fourth quarter of 2009. U. S. Steel has a 15-year arrangement to purchase coke from Gateway under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of this coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of December 31, 2011, a maximum default payment of approximately $276 million would apply if U. S. Steel terminates the agreement.

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

Daniel Ross Bridge, LLC

Daniel Ross Bridge, LLC (DRB), in which U. S. Steel has a 50% beneficial interest, was established for the development of a 1,600 acre master-planned community in Hoover, Alabama. The economic performance of DRB is significantly impacted by the fair value of the underlying property. The activities that most directly impact DRB’s economic performance are the development, marketing, and sale of the underlying property, none of which are directed by U. S. Steel. Since U. S. Steel does not have the power to direct the activities that most significantly impact DRB’s economic performance, U. S. Steel is not the primary beneficiary. Accordingly, U. S. Steel deconsolidated DRB and began accounting for this entity using the equity method of accounting effective January 1, 2010 (See Note 11).

18.      Pensions and Other Benefits

U. S. Steel has defined contribution or multi-employer arrangements for pension benefits for more than half of its North American employees and non-contributory defined benefit pension plans covering the remaining North American employees. Benefits under the defined benefit pension plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits for most salaried employees in the United States under these plans are based upon a percent of total career pensionable earnings. Most salaried employees in the United States, including those not participating in the defined benefit pension plans of the Company, participate in defined contribution plans (401(k) plans) whereby the Company matches a certain percentage of salary based on the amount contributed by the participant and years of service with the Company. For those without defined benefit coverage, the Company also provides a retirement account benefit based on salary and attained age. The main U. S. Steel defined benefit pension plan was closed to new participants in 2003. At December 31, 2011, approximately 56 percent of U. S. Steel’s union employees in the United States are currently covered by the Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked. Effective December 31, 2011, U. S. Steel adopted new disclosure requirements for multi-employer pension plans as outlined in ASU No 2011-09. Please see below for additional disclosures related to the SPT.

The majority of employees and retirees of USSC participate in defined benefit pension plans and retiree health and life insurance plans. The majority of USSC union employees participate in defined benefit pension plans for which benefits are based upon years of service multiplied by a flat dollar rate. With the ratification of the collective bargaining agreement (CBA) at Hamilton Works in October 2011, the main Hamilton bargaining unit defined benefit pension plan was closed to new entrants effective October 15, 2011, and new Hamilton union employees hired on or after that date are covered by defined contribution arrangements. The CBA settlement at the Lake Erie facility effective April 16, 2010 closed the main Lake Erie defined benefit pension plan to new participants and new Lake Erie union employees hired on or after that date are covered by defined contribution arrangements. The salaried Hamilton and Lake Erie defined benefit pension plans were closed to new participants in 1997 and currently less than half of salaried USSC employees participate in these plans where benefits are based on final average pensionable earnings or a flat dollar rate. The balance of salaried employees participates in defined contribution arrangements.

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

	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Change in benefit obligations
Benefit obligations at January 1	$10,630	$9,988	$4,340	$4,224
Service cost	111	101	25	21
Interest cost	511	543	209	227
Plan amendments	5	10	(26)	22
Actuarial losses (gains)	505	761	(26)	132
Exchange rate (gain) loss	(59)	175	(13)	40
Settlements, curtailments and termination benefits	(20)	(13)	-	-
Benefits paid	(913)	(935)	(323)	(326)

Benefit obligations at December 31	$10,770	$10,630	$4,186	$4,340
Change in plan assets
Fair value of plan at January 1	$8,655	$8,280	$1,407	$1,333
Actual return on plan assets	419	941	80	164
Employer contributions	229	220	-	-
Exchange rate (loss) gain	(42)	141	-	-
Benefits paid from plan assets	(908)	(927)	(14)	(90)

Fair value of plan assets at December 31	$8,353	$8,655	$1,473	$1,407

Funded status of plans at December 31	$(2,417)	$(1,975)	$(2,713)	$(2,933)

Amounts recognized in accumulated other comprehensive loss:

		2011
(In millions)	12/31/2010	Amortization	Activity	12/31/2011
Pensions
Prior Service Cost	$112	$(21)	$6	$97
Actuarial losses	4,197	(352)	685	4,530

Other Benefits
Prior Service Cost	403	(25)	(26)	352
Actuarial Losses	311	(5)	1	307

As of December 31, 2011 and 2010, the following amounts were recognized in the balance sheet:

	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Noncurrent assets	$14	$13	$-	$-
Current liabilities	(236)	(234)	(416)	(426)
Noncurrent liabilities	(2,195)	(1,754)	(2,297)	(2,507)
Accumulated other comprehensive loss(a)	4,589	4,258	658	733

Net amount recognized	$2,172	$2,283	$(2,055)	$(2,200)
(a)	Accumulated other comprehensive loss effects associated with accounting for pensions and other benefits in accordance with ASC Topic 715 at December 31, 2011 and December 31, 2010, respectively, are reflected net of tax of $1,714 million and $1,673 million respectively, on the Statement of Stockholders’ Equity.

The Accumulated Benefit Obligation (ABO) for all defined benefit pension plans was $10,296 million and $10,199 million at December 31, 2011 and 2010, respectively.

	December 31,
(In millions)	2011	2010
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(10,263)	$(10,148)
Aggregate projected benefit obligations (PBO)	(10,737)	(10,578)
Aggregate fair value of plan assets	8,307	8,589

The aggregate ABO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the balance sheet.

Following are the details of net periodic benefit costs related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$111	$101	$106	$25	$21	$19
Interest cost	511	543	605	209	227	251
Expected return on plan assets	(623)	(670)	(735)	(105)	(108)	(107)
Amortization - prior service costs	21	24	24	25	23	23
- actuarial losses	352	219	141	5	(11)	(8)

Net periodic benefit cost, excluding below	372	217	141	159	152	178
Multiemployer plans(a)	65	56	50	-	-	-
Settlement, termination and curtailment losses	6	3	80	-	-	13

Net periodic benefit cost	$443	$276	$271	$159	$152	$191
(a)	Primarily represents pension expense for the SPT covering United Steelworkers (USW) employees hired from National Steel Corporation and new USW employees hired after May 21, 2003.

Profit-based amounts used to reduce retiree medical premiums per the 2008 CBAs are calculated as a percentage of consolidated income from operations (as defined in the 2008 CBAs) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. This amount is recognized on a deferred basis and estimated as part of the actuarial calculations used to derive Other Benefit expense. Other Benefit expense in 2011 included $37 million in costs to reflect the profit-based payments, compared with $39 million in 2010 and $41 million in 2009.

Net periodic benefit cost for pensions and other benefits is projected to be approximately $415 million and approximately $120 million, respectively, in 2012. The pension cost includes $70 million in payments for the SPT. The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2012 are as follows:

(In millions)	Pension Benefits 2012	Other Benefits 2012
Amortization of actuarial loss	$352	$(1)
Amortization of prior service cost	19	23

Total recognized from accumulated other comprehensive income	$371	$22

Assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below:

	Pension Benefits				Other Benefits
	2011		2010		2011		2010
	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	4.50%	4.50%	5.00%	5.00%	4.50%	4.50%	5.00%	5.00%
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

	Pension Benefits
	2011		2010		2009
	U.S.	International	U.S.	International	U.S.	International
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	5.00%	5.00%	5.50%	6.00%	6.00%	6.50%
Expected annual return on plan assets	8.00%	7.50%	8.00%	7.43%	8.00%	7.42%
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

	Other Benefits
	2011		2010		2009
	U.S.	International	U.S.	International	U.S.	International
Discount rate	5.00%	5.00%	5.50%	6.00%	6.00%	6.50%
Expected annual return on plan assets	8.00%	n/a	8.00%	n/a	8.00%	n/a
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

The discount rate reflects the current rate at which the pension and other benefit liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond indices as an indication of interest rate movements and levels, and we also consider an internally calculated rate determined by matching our expected benefit payments to payments from a stream of AA or higher rated zero coupon corporate bonds theoretically available in the marketplace. Based on this evaluation at December 31, 2011, U. S. Steel decreased the discount rate used to measure both domestic Pension and Other Benefits obligations to 4.50 percent. For USSC benefit plans, a discount rate was selected through a similar review process using Canadian bond rates and indices and at December 31, 2011, U. S. Steel decreased the discount rate to 4.50 percent for its Canadian-based pension and other benefits.

	2011		2010
Assumed health care cost trend rates at December 31:	U.S.	Canada	U.S.	Canada
Health care cost trend rate assumed for next year	7.00%	6.00%	8.00%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2014	2016	2014

U. S. Steel reviews its own actual historical rate experience and expectations of future insurance trends to determine the escalation of per capita health care costs under U. S. Steel’s insurance plans. About two thirds of our costs for the domestic United Steelworkers (USW) participants’ retiree health benefits in the Company’s main domestic insurance plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel insurance plan for USW participants (the “cost cap”) that was negotiated in 2003. The effective date of the cost cap was deferred with retiree premium rate relief provisions related to profit sharing formulas under the 2008 CBA that remain in effect until 2013. After 2013, the Company’s costs for a majority of USW retirees and their beneficiaries are expected to remain fixed with the application of the cost cap and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group. Retiree premium contributions are set at a fixed amount for most surviving spouses per the terms of the 2008 CBA and the Company is therefore subject to the full impact of health care cost escalation for this group. In our Canadian retiree medical plans, most health care cost escalation results from the drug programs since most hospital and physician benefits are provided by the Government which incurs the escalation. Health care cost escalation applies to most other groups within the Company’s insurance plans, but does not apply to most domestic non-union retirees since their benefits are limited to flat dollar amounts or are not existent. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest components	$15	$(12)
Effect on other postretirement benefit obligations	263	(222)

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

The following is a summary of U. S. Steel’s Pension plan assets carried at fair value at December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Equity securities – U.S.(a)	$3,170	$3,170	$-	$-
Equity securities – Foreign(a)	1,352	1,352	-	-
Government bonds – U.S.(a)	335	335	-	-
Government bonds – Foreign	648	648	-	-
Debt securities – U. S.(a)	1,250	-	1,250	-
Private equities	334	-	-	334
Real estate	274	-	-	274
Other(b)	990	355	393	242

Total	$8,353	$5,860	$1,643	$850
(a)	Holdings for the trusts’ limited partnerships and investment trust interests are primarily included in these asset classes. The individual unit of account in these limited partnerships is the individual investment shares and, therefore, would be classified as a Level 2 investment in the fair value hierarchy. However, this disclosure is looking through these investments and classifying the underlying investments based on their level within the fair value hierarchy, which are Level 1 or 2, depending on the underlying investment.
(b)	Asset classes that are greater than 3% of investments at fair value are disclosed separately. Other includes asset categories that are not significant components to the total assets of the trusts, including short-term investments, debt securities – foreign, mortgage-backed GNMAs and FNMAs, mortgages, timberlands, mineral interests and miscellaneous receivables and payables.

	Fair Value Measurements at December 31, 2010 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Equity securities – U.S.(a)	$3,601	$3,601	$-	$-
Equity securities – Foreign(a)	1,514	1,514	-	-
Government bonds – U.S.(a)	474	474	-	-
Government bonds – Foreign	644	644	-	-
Debt securities – U.S.(a)	1,066	-	1,066	-
Private equities	307	-	-	307
Other(b)	1,049	188	416	445

Total	$8,655	$6,421	$1,482	$752
(a)	Holdings for the trusts’ limited partnerships and investment trust interests are primarily included in these asset classes. The individual unit of account in these limited partnerships is the individual investment shares and, therefore, would be classified as a Level 2 investment in the fair value hierarchy. However, this disclosure is looking through these investments and classifying the underlying investments based on their level within the fair value hierarchy, which are Level 1 or 2, depending on the underlying investment.
(b)	Asset classes that are greater than 3% of investments at fair value are disclosed separately. Other includes asset categories that are not significant components to the total assets of the trusts, including short-term investments, debt securities – foreign, mortgage-backed GNMAs and FNMAs, mortgages, timberlands, real estate, mineral interests and miscellaneous receivables and payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Pension plan level 3 assets for the years ended December 31, 2011 and 2010 (in millions):

	Other (level 3 assets only)
	2011	2010
Balance at beginning of period	$752	$618
Transfers in and/or out of level 3	-	(35)
Actual return on plan assets:
Realized gain	25	8
Net unrealized gain	59	78
Purchases, sales, issuances and settlements:
Purchases	108	119
Sales	(94)	(36)

Balance at end of period	$850	$752

The following is a summary of U. S. Steel’s Other Benefits plan assets carried at fair value at December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Equity securities – U.S.(a)	$806	$806	$-	$-
Equity securities – Foreign(a)	117	117	-	-
Government bonds – U.S.(a)	80	80	-	-
Debt securities – U.S.(a)	301	-	301	-
Other(b)	169	77	35	57

Total	$1,473	$1,080	$336	$57
(a)	Holdings for the trusts’ limited partnerships and investment trust interests are primarily included in these asset classes. The individual unit of account in these limited partnerships is the individual investment shares and, therefore, would be classified as a Level 2 investment in the fair value hierarchy. However, this disclosure is looking through these investments and classifying the underlying investments based on their level within the fair value hierarchy, which are Level 1 or 2, depending on the underlying investment.
(b)	Asset classes that are greater than 3% of investments at fair value are disclosed separately. Other includes asset categories that are not significant components to the total assets of the trusts, including mortgage-backed GNMAs and FNMAs, private equities, timberlands, real estate and miscellaneous receivables and payables.

	Fair Value Measurements at December 31, 2010 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Equity securities – U.S.(a)	$879	$879	$-	$-
Equity securities – Foreign(a)	83	83	-	-
Short-term investments	47	47	-	-
Government bonds – U.S.(a)	85	85	-	-
Debt securities – U.S.(a)	225	-	225	-
Other(b)	88	6	36	46

Total	$1,407	$1,100	$261	$46
(a)	Holdings for the trusts’ limited partnerships and investment trust interests are primarily included in these asset classes. The individual unit of account in these limited partnerships is the individual investment shares and, therefore, would be classified as a Level 2 investment in the fair value hierarchy. However, this disclosure is looking through these investments and classifying the underlying investments based on their level within the fair value hierarchy, which are Level 1 or 2, depending on the underlying investment.
(b)	Asset classes that are greater than 3% of investments at fair value are disclosed separately. Other includes asset categories that are not significant components to the total assets of the trusts, including mortgage-backed GNMAs and FNMAs, private equities, timberlands, real estate and miscellaneous receivables and payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Other Benefits plan level 3 assets for the years ended December 31, 2011 and 2010 (in millions):

	Other (level 3 assets only)
	2011	2010
Balance at beginning of period	$46	$38
Transfers in and/or out of level 3	-	(4)
Actual return on plan assets:
Realized gain	1	-
Net unrealized gain	3	5
Purchases, sales, issuances and settlements:
Purchases	12	9
Sales	(5)	(2)

Balance at end of period	$57	$46

U. S. Steel’s investment strategy for its U.S. pension and other benefits plan assets provides for a diversified mix of public equities, high quality bonds and selected smaller investments in private equities, investment trusts, timber and mineral interests. For its U.S. Pension and Other Benefit plans, U. S. Steel has a target allocation for plan assets of 60 percent and 70 percent in equities, respectively, with the balance primarily invested in corporate bonds, Treasury bonds and government-backed mortgages. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the shorter-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 7.75 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan and domestic OPEB plans in 2012. This 2012 assumed rate of return reflects a decline from the 8.0 percent used for 2011 domestic expense and was determined by taking into account the intended asset mix and some moderation of the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 7.75 percent rate and while some recent annual returns have not, it is U. S. Steel’s expectation that rates will return to this level in future periods.

For USSC defined benefit pension plans, U. S. Steel’s investment strategy is similar to its strategy for U.S. plans, whereby the Company seeks a diversified mix of large and mid-cap equities, high quality corporate and government bonds and selected smaller investments with a target allocation for plan assets of 65 percent equities. U. S. Steel will use a 7.25 percent assumed rate of return on assets for the development of net periodic costs for the USSC defined benefit expense in 2012. This is lower than the U.S. pension plan assumption as subcategories within the asset mix are from a more limited investment universe and, as a result, have a lower expected return. The 2012 assumed rate of return reflects a decline from the 7.50 percent used for 2011 USSC expense.

Steelworkers Pension Trust

Effective December 31, 2011, U. S. Steel adopted new disclosure requirements for multi-employer pension plans as outlined in ASU No 2011-09. The new guidance requires additional quantitative and qualitative disclosures for employers who participate in multi-employer pension plans and multi-employer other postretirement benefit plans. The disclosure requirements have been applied retrospectively to all years presented.

U. S. Steel participates in a multi-employer defined benefit pension plan, the Steelworkers Pension Trust (SPT). For most bargaining unit employees participating in the SPT, U. S. Steel contributes to the SPT a fixed dollar amount for each hour worked of $2.65; a rate negotiated as part of the 2008 Collective Bargaining Agreement (CBA) which is set to expire on September 1, 2012. U. S. Steel’s contributions to the SPT represented greater than 5% of the total combined contributions of all employers participating in the plan for the years ended December 31, 2011, 2010 and 2009.

Participation in a multi-employer pension plan agreed to under the terms of a collective bargaining agreement differ from a traditional qualified single employer defined benefit pension plan. The SPT shares risks associated with the plan in the following respects:

a. Contributions to the SPT by U. S. Steel may be used to provide benefits to employees of other participating employers;

b. If a participating employer stops contributing to the SPT, the unfunded obligations of the plan may be borne by the remaining participating employers;

c. If U. S. Steel chooses to stop participating in the SPT, U. S. Steel may be required to pay an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

On March 21, 2011 the Board of Trustees of the SPT elected funding relief which has the effect of decreasing the amount of required minimum contributions in near-term years, but will increase the minimum funding requirements during later plan years. As a result of the election of funding relief, the SPT’s zone funding under the Pension Protection Act may be impacted.

In addition to the funding relief election, the Board of Trustees also elected a special amortization rule, which allows the SPT to separately amortize investment losses incurred during the SPT’s December 31, 2008 plan year-end over a 29 year period, whereas they were previously required to be amortized over a 15 year period.

U. S. Steel’s participation in the SPT for the annual periods ended December 31, 2011, 2010 and 2009 is outlined in the table below.

	Employer Identification Number/ Pension Plan Number	Pension Protection Act Zone Status as of December 31(a)		FIP/RP Status Pending/ Implemented(b)	U.S. Steel Contributions (in millions)			Surcharge Imposed(c)		Expiration Date of Collective Bargaining Agreement
Pension Fund		2011	2010		2011	2010	2009	2011	2010
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$63.0	$56.0	$58.0	No	No	September 1, 2012
(a)	The zone status is based on information that U. S. Steel received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded, while plans in the yellow zone are less than 80 percent funded and plans in the red zone are less than 65 percent funded.
(b)	Indicates if a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.
(c)	Indicates whether there were charges to U. S. Steel from the plan.

Cash Flows

Employer Contributions – In addition to the contributions to the Steelworkers Pension Trust noted in the table above, U. S. Steel made voluntary contributions in 2011 of $140 million to its main defined benefit pension plan, $92 million in required contributions to the USSC plans and cash payments of $23 million to pension plans not funded by trusts. In 2010, U. S. Steel made a $140 million voluntary contribution to its main defined benefit pension plan, $81 million in required contributions to the USSC plans and cash payments of $20 million to pension plans not funded by trusts.

The 2008 Collective Bargaining Agreements required U. S. Steel to make annual $75 million contributions during the contract period to a restricted account within our trust for retiree health care and life insurance. This contribution is in addition to an annual $10 million required contribution to the same trust that continues from an earlier agreement. Under this earlier agreement, a $20 million contribution is required if the Company does not contribute at least $75 million to its main pension plan in the prior year. During the first quarter of 2009, the Company made a $10 million contribution to this trust. In April 2009, we reached agreement with the USW to defer the annual $75 million mandatory contributions due in 2009 until 2012 and the $10 million contribution due in January 2010 until 2013. In November 2010, we reached agreement with the USW to defer the annual $75 million mandatory contributions due in 2010 until 2014 and the $10 million contribution due in January 2011 until 2015. Further as part of the 2009 agreement, the USW agreed to permit us to use all or part of the $75 million contribution made in 2008 to pay current retiree health care and life insurance claims, subject to a make-up contribution in 2013. In 2010, we elected to use the $75 million contributed to the restricted account in 2008. In December 2011, we reached agreement with the USW to defer the annual $75 million mandatory contribution due in 2011 until 2015 and the $10 million contribution due in January 2012 until 2016.

Cash payments totaling $309 million and $237 million were made for other postretirement benefit payments not funded by trusts in 2011 and 2010, respectively. These payments exclude amounts which were paid with Medicare Part D Government subsidy funds and with funds received under the Early Retiree Reinsurance Program (ERRP), a temporary program established under the Patient Protection and Affordable Care Act of 2010 (“PPACA”) to reimburse the sponsor of employment-based health plans for a portion of the cost of health care benefits provided to pre-Medicare participants.

In conjunction with the acquisition of Stelco, now USSC, U. S. Steel assumed the pension plan funding agreement (the Pension Agreement) that Stelco had entered into with the Superintendent of Financial Services of Ontario (the Province) on March 31, 2006 that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$70 million (approximately $69 million) per year in 2011 through 2015 plus additional annual contributions for benefit improvements, primarily related to union retiree indexing provisions. With the Hamilton Works and Lake Erie Works collective bargaining agreement settlements in 2011 and 2010, respectively, retiree indexing provisions are no longer provided through the pension plan covering former represented employees. The Pension Agreement remains in effect with its defined annual contributions as noted above until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2012	$920	$335
2013	845	335
2014	835	335
2015	825	300
2016	815	300
Years 2017 - 2021	3,840	1,335

Non-retirement postemployment benefits

U. S. Steel incurred costs of and paid approximately $85 million during the year ended December 31, 2009 related to employee costs for supplemental unemployment benefits, salary continuance and continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. U. S. Steel recorded immaterial charges in 2010 and 2011 related to these benefits. Substantially all of the accrued benefits were paid and there was an immaterial accrual for these benefits as of December 31, 2011 and 2010.

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

Defined contribution plans

U. S. Steel also contributes to several defined contribution plans for its salaried employees. Approximately 61% of non-union salaried employees in North America receive pension benefits through a defined contribution pension plan with contribution percentages based on age, for which company contributions totaled $20 million, $11 million and $25 million in 2011, 2010 and 2009, respectively. Contributions for 2009 included $13 million of payments for VERP related benefits. U. S. Steel’s matching contributions to salaried employees’ defined contribution savings fund plans, which for the most part are based on a percentage of the employees’ salary depending on years of service, totaled $15 million in 2011, $11 million in 2010 and zero in 2009. The matching contributions for 2009 were zero because the company match of employee 401(k) contributions was temporarily suspended in 2009. Most union employees are eligible to participate in a defined contribution savings fund plan where there is no company match on savings except for certain Canadian hourly employees whose company contributions totaled $2 million in 2011. U. S. Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans. U. S. Steel’s costs under these defined contribution plans totaled $2 million in 2011 and less than $1 million in 2010 and 2009.

Other postemployment benefits

The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the guidance for nonretirement postemployment benefits, have historically been treated as accrued benefit obligations, similar to the accounting treatment provided for pensions and other benefits. Accumulated postretirement benefit obligation (APBO) liabilities for these benefits recorded at December 31, 2011, totaled $104 million as compared to $106 million at December 31, 2010. APBO amounts were developed assuming a discount rate of 4.5 and 5.0 percent at December 31, 2011 and 2010. Net periodic benefit cost for these benefits is projected to be $12 million in 2012 compared to $11 million in 2011 and $8 million in 2010. The projected cost in 2012 includes $3 million in unrecognized actuarial gains that will be recorded against accumulated other comprehensive income.

The Company’s tax-like benefit obligations under the Coal Industry Retiree Health Benefit Act of 1992 are minimal and are included as part of Other Benefits for accounting purposes.

Drug Subsidy Recoveries, Health Care Legislation and Medicare Subsidy Changes

The Company continued to benefit in 2011 from the Medicare Part D drug program subsidies available under the Medicare Act for primarily the Mineworker and certain limited USW, Medicare-eligible, retiree populations. Most subsidies collected for other Medicare participants do not benefit the Company and are provided to retirees as a reduction to their insurance premiums. The Company collected $24 million and $21 million in 2011 and 2010, respectively, which was subsequently used to pay benefits.

The PPACA includes many provisions impacting health care and health insurance coverage in the U.S. Beginning in 2013, PPACA eliminates the tax deductibility of retiree prescription drug expenses allocable to the Medicare Part D subsidies received by an employer. U. S. Steel recorded a tax charge of $27 million in the first quarter of 2010 to adjust deferred tax assets in order to recognize the estimated future tax effects. The Company believes that its retiree health indemnity plans are exempt from the PPACA’s group market reform requirements, but that the HMO plans in which many retirees participate will be required to implement these new requirements, thereby potentially resulting in higher premiums for these retirees. Based on the guidance that has been issued with respect to the PPACA provision which imposes an excise tax on high-cost employer-sponsored health plan coverage beginning in 2018, the Company believes it has a de minimis exposure for future excise taxes on retiree medical benefits, and no amount has been included for this potential liability in Other Benefits. Also, the Federal government has approved the Company’s applications under the ERRP and the Company received approximately $10 million of ERRP reimbursements in 2011 which it used to pay retiree health benefits.

Effective in 2012, the Company changed its major domestic Medicare drug programs to an Employer Group Waiver Plan (“EGWP”) structure. The EGWP structure was made financially attractive for companies due to changes stemming from the PPACA legislation. The Company estimates the EGWP to lower drug liabilities by $95 million in its retiree health programs for union employees. This savings estimate reflects the fact that beginning in 2013, the Company’s costs are not impacted by the EGWP savings since the majority of union participants are covered by a cost cap. With the new EGWP structure, the Company will no longer directly collect Medicare Part D drug subsidies applicable to 2012 or beyond.

Pension Funding

U. S. Steel’s Board of Directors has authorized additional voluntary contributions to U. S. Steel’s trusts for pensions and other benefits of up to $300 million over the time period ranging from 2012 through the end of 2013. U. S. Steel made voluntary contributions of $140 million to the main domestic defined benefit pension plan in both 2011 and 2010. U. S. Steel will likely make voluntary contributions of similar or greater amounts in 2012 or later periods in order to mitigate potentially larger mandatory contributions under the Pension Protection Act of 2006 in later years. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial markets, the election of the use of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years.

19.      Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2011 and 2010:

	December 31,
(In millions)	2011	2010
Balance at beginning of year	$39	$45
Additional obligations incurred	2	1
Obligations settled	(5)	(7)
Foreign currency translation effects	-	(2)
Accretion expense	2	2

Balance at end of year	$38	$39

Certain AROs related to disposal costs of the majority of fixed assets at our integrated steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

20.      Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding, accrued interest, receivables sold to third party conduits and borrowings under the Receivables Purchase Agreement included in the Consolidated Balance Sheet approximate fair value. See Note 15 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables(a)	$45	$45	$46	$46
Financial liabilities:
Debt(b)	$3,874	$3,827	$4,512	$3,695
(a)	Excludes equity method investments.
(b)	Excludes capital lease obligations.

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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 24.

21.      Supplemental Cash Flow Information

(In millions)	2011	2010	2009
Net cash used in operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(222)	$(195)	$(169)
Noncash investing and financing activities:
U. S. Steel common stock issued for employee stock plans	$-	$(2)	$26

22.      Transactions with Related Parties

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $1,258 million, $1,218 million and $845 million in 2011, 2010 and 2009, respectively.

Purchases from related parties for outside processing services provided by equity investees amounted to $54 million, $85 million and $318 million during 2011, 2010 and 2009, respectively. Purchases of iron ore pellets from related parties amounted to $215 million, $151 million and $168 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $84 million and $62 million at December 31, 2011 and 2010, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $2 million and $4 million at December 31, 2011 and 2010, respectively.

23.      Leases

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Leases	Operating Leases
2012	$22	$45
2013	-	31
2014	-	25
2015	-	21
2016	-	19
Later years	-	18
Sublease rentals	-	-

Total minimum lease payments	22	$159
Less imputed interest costs	1

Present value of net minimum lease payments included in long-term debt (see Note 16)	$21

Operating lease rental expense:

(In millions)	2011	2010	2009
Minimum rentals	$95	$93	$74
Contingent rentals	11	10	9
Sublease rentals	-	(5)	(5)

Net rental expense	$106	$98	$78

U. S. Steel leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production equipment and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. See the discussion of residual value guarantees under “other contingencies” in Note 24. Contingent rental payments are determined based on operating lease agreements that include floating rental charges that are directly associated to variable operating components.

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

Asbestos matters – As of December 31, 2011, U. S. Steel was a defendant in approximately 695 active cases involving approximately 3,235 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,570, or approximately 80 percent, of these claims are currently pending in jurisdictions which permitted filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During 2011, U. S. Steel paid approximately $8 million in settlements. These settlements and other dispositions resolved approximately 130 claims. New case filings in 2011 added approximately 275 claims. At December 31, 2010, U. S. Steel was a defendant in approximately 550 active cases involving approximately 3,090 plaintiffs. During 2010, U. S. Steel paid approximately $8 million in settlements. These settlements and other dispositions resolved approximately 200 claims. New case filings in 2010 added approximately 250 claims. Most claims filed in 2011 and 2010 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 265 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

(In millions)	Twelve Months Ended December 31, 2011
Beginning of period	$198
Accruals for environmental remediation deemed probable and reasonably estimable	36
Payments	(28)

End of period	$206

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	December 31, 2011	December 31, 2010
Accounts payable	$20	$18
Deferred credits and other noncurrent liabilities	186	180

Total	$206	$198

Expenses related to remediation are recorded in cost of sales and totaled $36 million, $8 million and $57 million for the years ended December 31, 2011, 2010 and 2009, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.

Remediation Projects

U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)	Projects with Ongoing Study and Scope Development are those projects which are still in the study and development phase. For these projects the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and cost estimates cannot be determined. Therefore, material costs, in addition to the accrued liabilities for these projects, are reasonably possible.

(2)	Significant Projects with Defined Scope are those projects with significant accrued liabilities, a defined scope and little likelihood of material additional costs.

(3)	Other Projects are those projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be material, and those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel.

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of December 31, 2011, accrued liabilities for these projects totaled $3 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $45 million. Depending on agency negotiations and other factors, a portion of the UPI project may become defined in 2012.

Significant Projects with Defined Scope – As of December 31, 2011, a total of $63 million was accrued for projects at or related to Gary Works where the scope of work is defined, which includes an $18 million charge that was recorded in the fourth quarter of 2011 to address the implementation of an interim stabilization measure as a component of the RCRA corrective action program.

Additional projects with defined scope include the Municipal Industrial & Disposal Company (MIDC) CERCLA site in Elizabeth, PA, the St. Louis Estuary and Upland Project in Duluth, Minnesota and a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of December 31, 2011, accrued liabilities for these three additional projects totaled $90 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2011 was $8 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at December 31, 2011 was $9 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $27 million at December 31, 2011 and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2011, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2011 and 2010 such capital expenditures totaled $100 million and $142 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

CO2 Emissions – Current and potential regulation of Greenhouse Gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The European Union (EU) has established greenhouse gas regulations based upon national allocations and a cap and trade system. In Canada, both the federal and Ontario governments have issued proposed requirements for greenhouse gas emissions. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating greenhouse gas emissions for certain facilities and has implemented various reporting requirements as further described below. In the last Congress, legislation was passed in the House of Representatives and introduced in the Senate. The federal courts are considering several suits that challenge the EPA’s authority to regulate GHG emissions under the Clean Air Act. We do not know what action, if any, may be taken by the current or a new session of Congress. The EU has issued proposed regulations under their cap and trade system for the period 2013-2020 which appear to be more stringent than the current requirements.

On May 13, 2010 the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the Clean Air Act’s Prevention of Significant Deterioration (PSD) permitting process. U. S. Steel reported its emissions under these rules in accordance with the regulation and its deadlines. Starting in 2011, new projects that increase GHG emissions by more than 75,000 tons per year will have new PSD requirements based on best available control technology (BACT), but only if the project also significantly increases emissions of at least one non-GHG pollutant. Only existing sources with Title V permits or new sources obtaining Title V permits for non-GHG pollutants will also be required to address GHG emissions. Starting July 1, 2011, new sources not already subject to Title V requirements that emit over 100,000 tons per year, or modifications to existing permits that increase GHG emissions by more than 75,000 tons per year, will be subject to PSD and Title V requirements. On November 17, 2010 the EPA issued its “PSD and Title V Permitting Guidance for Greenhouse Gases” and “Available and Emerging Technologies for Reducing Greenhouse Gas Emissions from the Iron and Steel Industry.” With this guidance, EPA intends to help state and local air permitting authorities identify greenhouse gas reductions under the Clean Air Act. Additionally, EPA revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide, sulfur dioxide and lead in 2010 and are in the process of revising the NAAQS for 2.5 micron particulate matter, ozone and sulfur dioxides.

It is impossible to estimate the timing or impact of these or other future government action on U. S. Steel, although it could be significant. Such impacts may include substantial capital expenditures, costs for emission allowances, restriction of production, and higher prices for coking coal, natural gas and electricity generated by carbon based systems.

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the European Commission. Based on actual CO2 emissions to date, we believe that USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized gains related to these transactions which are reflected in the net gain on disposal of assets line on the Consolidated Statement of Operations. U. S. Steel recognized gains related to these transactions of approximately $22 million and $7 million in the years ended December 31, 2011 and 2010, respectively.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. Although USSK believes this tax is unconstitutional and unlawful and may contest it, U. S. Steel has recorded expense of $14 million for the year ended December 31, 2011.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $206 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at December 31, 2011. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Contingencies related to the Separation from Marathon – In the event of a bankruptcy of Marathon, $37 million of obligations related to the Fairfield Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

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

Randle Reef – The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures of approximately C$105 million (approximately $103 million). The national and provincial governments have each allocated C$30 million (approximately $29 million) for this project and they have stated that they will be looking for local sources, including industry, to fund C$30 million (approximately $29 million). USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2013. As of December 31, 2011, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $10 million at December 31, 2011). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee or the potential loss is not probable.

Insurance – U. S. Steel maintains insurance for certain property damage, equipment, business interruption and general liability exposures; however, insurance is applicable only after certain deductibles and retainages. U. S. Steel is self-insured for certain other exposures including workers’ compensation (where permitted by law) and automobile liability. Liabilities are recorded for workers’ compensation and personal injury obligations. Other costs resulting from losses under deductible or retainage amounts or not otherwise covered by insurance are charged against income upon occurrence.

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $173 million as of December 31, 2011, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $160 million at December 31, 2011, of which $14 million was classified as current, and $196 million at December 31, 2010, of which $7 million was classified as current.

Capital Commitments – At December 31, 2011, U. S. Steel’s commitments to acquire property, plant and equipment totaled $257 million.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

2012	2013	2014	2015	2016	Later Years	Total
$2,143	$537	$410	$370	$345	$2,670	$6,475

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, certain energy and utility services and coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (see Note 17) with terms ranging from two to 16 years. Total payments relating to unconditional purchase obligations were approximately $740 million in 2011, $710 million in 2010 and $320 million in 2009.

25.      Subsequent Events

On January 31, 2012, U. S. Steel sold USSS to the Republic of Serbia for a purchase price of one dollar. In addition, USSK received a $40 million payment for certain intercompany balances owed by USSS for raw materials and support services. U. S. Steel expects to record a total non-cash charge of approximately $400 million in the first quarter of 2012, which includes the loss on the sale and a charge of approximately $50 million to recognize the cumulative currency translation adjustment related to USSS.

On February 1, 2012, U. S. Steel completed the sale of the majority of the operating assets of Birmingham Southern Railroad Company as well as the Port Birmingham Terminal. U. S. Steel will recognize a pretax gain of approximately $85 million in the first quarter of 2012 as a result of this transaction.

In February 2012, U. S. Steel made a voluntary contribution of $140 million to the main domestic defined benefit pension plan.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2011				2010
(In millions, except per share data)	4th Qtr.(b)	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Net sales	$4,819	$5,081	$5,120	$4,864	$4,300	$4,497	$4,681	$3,896
Segment (loss) income from operations:
Flat-rolled(a)	(72)	203	374	(36)	(143)	(161)	111	(68)
USSE	(89)	(50)	(18)	(5)	(39)	(25)	19	12
Tubular(a)	119	134	31	32	97	113	97	46

Total reportable segments(a)	(42)	287	387	(9)	(85)	(73)	227	(10)
Other Businesses(a)	16	8	9	13	8	8	28	11
Items not allocated to segments(a)	(117)	(96)	(96)	(95)	(37)	(73)	(57)	(58)

Total (loss) income from operations	(143)	199	300	(91)	(114)	(138)	198	(57)
Net (loss) income	(211)	22	222	(86)	(249)	(51)	(24)	(158)
Net (loss) income attributable to United States Steel Corporation	(211)	22	222	(86)	(249)	(51)	(25)	(157)
Common stock data
Net (loss) income per share attributable to United States Steel Corporation
- Basic	$(1.46)	$0.15	$1.54	$(0.60)	$(1.74)	$(0.35)	$(0.17)	$(1.10)
- Diluted	$(1.46)	$0.15	$1.33	$(0.60)	$(1.74)	$(0.35)	$(0.17)	$(1.10)
Dividends paid per share	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05
Price range of common stock
- Low	$18.85	$21.73	$40.95	$51.33	$39.78	$36.93	$38.39	$42.32
- High	$29.23	$47.33	$55.75	$64.03	$59.50	$51.39	$70.95	$66.45
(a)	Amounts prior to the second quarter 2011 have been restated to reflect a change in our segment allocation methodology for postretirement benefit expenses as disclosed in Note 3 to the Financial Statements.
(b)	Results have been revised from the Company’s earnings release of 2011 fourth quarter and full-year results issued on January 31, 2012 due to pricing adjustments to iron ore pellets purchased in 2011.

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

The following table provides a summary of our reserves and minerals production by mining complex:

	Proven and Probable Reserves As of December 31, 2011			Production
(Millions of short tons)	Owned	Leased	Total	2011	2010	2009
Iron ore pellets:
Minntac Mine and Pellet Plant	133	440	573	15.6	14.6	8.5
Keetac Mine and Pellet Plant	7	132	139	5.5	5.4	-
Tilden Mining Company, LLC *	43	-	43	1.4	1.4	-
Hibbing Taconite Company *	-	16	16	1.3	1.0	0.3
Wabush Mines *	-	-	-	-	-	0.5

Total	183	588	771	23.8	22.4	9.3
*	Represents U. S. Steel’s proportionate share of proven and probable reserves and production as these investments are unconsolidated equity affiliates.

Iron Ore Reserves

Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. The estimate of proven and probable reserves is of recoverable tons. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Neither inferred reserves nor resources that exist in addition to proven and probable reserves were included in these figures. At December 31, 2011, all 771 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its operating mines and are of blast furnace pellet grade.

U. S. Steel estimates its iron ore reserves using physical inspections, sampling, laboratory testing, 3-D computer models, economic pit analysis and fully-developed pit designs for its operating mines. These estimates are reviewed and reassessed from time to time. The most recent such review for the two operating mines owned by U. S. Steel was conducted in 2005 and led U. S. Steel to reduce its determination of proven and probable reserves mainly due to excluding areas where sampling and measurement did not meet its new 600-foot drill spacing standard, based on updated geostatistical studies. Estimates for our share of unconsolidated equity affiliates are based upon information supplied by the joint ventures. The most recent such review for Hibbing Taconite Company was conducted in 2008 and resulted in a net increase in proven and probable reserves and the most recent review for Tilden Mining Company, LLC was completed in 2011 and resulted in a slight reduction in proven and probable reserves.

FIVE-YEAR OPERATING SUMMARY (Unaudited)

(Thousands of tons, unless otherwise noted)	2011	2010	2009	2008	2007
Raw Steel Production
Gary, IN	6,312	5,598	5,379	5,917	6,138
Great Lakes, MI	2,841	3,095	473	2,513	2,901
Mon Valley, PA	2,746	2,701	2,460	2,461	2,764
Granite City, IL	2,453	2,539	906	2,294	2,411
Fairfield, AL	1,912	2,095	1,586	2,082	2,134
Lake Erie, Ontario, Canada(a)	2,336	1,052	356	2,325	195
Hamilton, Ontario, Canada(a)	-	1,363	564	1,598	295

Total Flat-rolled facilities	18,600	18,443	11,724	19,190	16,838
U. S. Steel Košice	4,201	4,706	3,897	4,562	5,147
U. S. Steel Serbia(b)	1,439	1,383	1,180	1,848	1,645

Total USSE facilities	5,640	6,089	5,077	6,410	6,792
Total	24,240	24,532	16,801	25,600	23,630

Raw Steel Capability
Flat-rolled(c)	24,300	24,300	24,300	24,300	20,217
USSE	7,400	7,400	7,400	7,400	7,400

Total	31,700	31,700	31,700	31,700	27,617

Production as % of total capability:
Flat-rolled(c)	77	76	48	79	83
USSE	76	82	69	87	92
Coke Production
Flat-rolled(c)	6,144	5,792	3,969	6,562	5,642
USSE	1,486	1,506	1,446	1,589	1,703

Total	7,630	7,298	5,415	8,151	7,345

Iron Ore Pellet Production(d)
Total	23,779	22,441	9,293	25,783	21,598

Steel Shipments by Segment(e)(f)
Flat-rolled	15,509	15,301	9,861	16,845	14,534
USSE	4,932	5,464	4,463	5,651	6,139
Tubular	1,812	1,551	657	1,952	1,422

Total steel shipments	22,253	22,316	14,981	24,448	22,095

Average Steel Price Per Ton
Flat-rolled	$759	$675	$651	$780	$642
USSE	845	705	637	932	720
Tubular	1,612	1,494	1,755	2,041	1,335
(a)	These facilities were acquired on October 31, 2007, as part of the acquisition of Stelco.
(b)	On January 31, 2012, U. S. Steel sold U. S. Steel Serbia.
(c)	Includes the operations of USSC following the acquisition on October 31, 2007.
(d)	Includes our share of production from Hibbing, Tilden and Wabush from the date of the USSC acquisition on October 31, 2007. On February 1, 2010, U. S. Steel sold its interest in Wabush.
(e)	Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.
(f)	Includes the operations of Lone Star following the acquisition on June 14, 2007, and the operations of USSC following the acquisition on October 31, 2007.

FIVE-YEAR OPERATING SUMMARY (Unaudited) (Continued)

(Thousands of net tons, unless otherwise noted)	2011	2010	2009	2008	2007
Steel Shipments by Market - North American Facilities(a)(b)
Steel service centers	2,987	3,214	1,999	3,887	3,151
Further conversion:
Trade customers	4,799	4,256	2,214	3,402	2,278
Joint ventures	1,803	1,835	1,283	1,770	2,037
Transportation (including automotive)	2,268	2,139	1,262	2,558	2,630
Construction and construction products	998	859	675	1,333	1,045
Containers	1,221	1,398	1,296	1,421	1,301
Appliances & electrical equipment	651	703	755	1,115	1,055
Oil, gas and petrochemicals	1,526	1,438	619	1,737	1,330
Export from the United States	736	746	322	926	656
All other	332	264	93	648	473

Total	17,321	16,852	10,518	18,797	15,956

Steel Shipments by Market - USSE
Steel service centers	943	1,106	882	1,239	1,264
Further conversion:
Trade customers	539	676	461	546	897
Transportation (including automotive)	707	629	387	590	493
Construction and construction products	1,622	1,764	1,615	1,745	1,847
Containers	525	586	517	615	563
Appliances & electrical equipment	328	319	248	503	489
Oil, gas and petrochemicals	14	11	17	9	10
All other	254	373	336	404	576

Total	4,932	5,464	4,463	5,651	6,139
(a)	Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.
(b)	Includes the operations of Lone Star following the acquisition on June 14, 2007, and the operations of USSC following the acquisition on October 31, 2007.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited)

(Dollars in millions, except per share amounts)	2011(c)	2010	2009	2008	2007(a)(b)
Net sales by segment:
Flat-rolled	$13,727	$11,860	$7,145	$15,288	$10,453
USSE	4,375	4,037	2,947	5,517	4,667
Tubular	3,041	2,408	1,221	4,253	1,985

Total reportable segments	21,143	18,305	11,313	25,058	17,105
Other Businesses	522	432	292	917	490
Intersegment sales	(1,781)	(1,363)	(557)	(2,221)	(722)

Total	$19,884	$17,374	$11,048	$23,754	$16,873

Segment income (loss):
Flat-rolled(d)	$469	$(261)	$(1,399)	$1,403	$411
USSE	(162)	(33)	(208)	491	687
Tubular(d)	316	353	60	1,206	355

Total reportable segments(d)	623	59	(1,547)	3,100	1,453
Other Businesses(d)	46	55	-	77	86
Items not allocated to segments(d)	(404)	(225)	(137)	(108)	(326)

Total income (loss) from operations	265	(111)	(1,684)	3,069	1,213
Net interest and other financial costs	238	274	161	62	105
Income tax provision (benefit)	80	97	(439)	853	218
Net (loss) income attributable to United States Steel Corporation	$(53)	$(482)	$(1,401)	$2,112	$879
Per common share:
- Basic	$(0.37)	$(3.36)	$(10.42)	$18.04	$7.44
- Diluted	$(0.37)	$(3.36)	$(10.42)	$17.96	$7.40
(a)	Results have been restated to reflect the movement of the results of the iron ore mines to the Flat-rolled segment from Other Businesses in 2008.
(b)	Includes Lone Star from the date of acquisition on June 14, 2007 and USSC from date of acquisition on October 31, 2007.
(c)	Results have been revised from the Company’s earnings release of 2011 fourth quarter and full-year results issued on January 31, 2012 due to pricing adjustments to iron ore pellets purchased in 2011.
(d)	Amounts prior to 2011 have been restated to reflect a change in our segment allocation methodology for postretirement benefit expenses as disclosed in Note 3 to the Financial Statements.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited) (Continued)

(Dollars in millions, unless otherwise noted)	2011		2010	2009		2008	2007
Balance Sheet Position at Year-End
Current assets	$5,774		$5,304	$5,015		$5,732	$4,959
Net property, plant & equipment	6,579		6,486	6,820		6,676	6,688
Total assets	16,073		15,350	15,422		16,087	15,632
Short-term debt and current maturities of long-term debt	400		216	19		81	110
Other current liabilities	3,249		2,931	2,455		2,697	2,893
Long-term debt	3,828		3,517	3,345		3,064	3,147
Employee benefits	4,600		4,365	4,143		4,767	3,187
Total United States Steel Corporation stockholders’ equity	3,500		3,851	4,676		4,895	5,531
Cash Flow Data
Net cash provided by (used in) operating activities	$168		$(379)	$(61)		$1,658	$1,732
Capital expenditures	848		676	472		735	692
Dividends paid	29		29	56		129	95
Employee Data
Total employment costs	$3,656		$3,144	$2,814	(b)	$3,641	$2,991	(a)
Average North America employment costs (dollars per hour)	$57.06		$51.47	$56.24	(b)	$49.32	$48.29	(a)
Average number of North America employees	24,207		23,197	20,635		28,680	26,301	(a)
Average number of USSE employees	18,531	(c)	18,623	19,281		20,371	21,665
Number of pensioners at year-end	74,270		77,203	78,948		80,767	82,830
Stockholder Data at Year-End
Common shares outstanding, net of treasury shares (millions)	144.0		143.7	143.4		116.2	118.0
Registered shareholders (thousands)	18.5		19.3	20.3		21.6	22.6
Market price of common stock	$26.46		$58.42	$55.12		$37.20	$120.91
(a)	Includes Lone Star and USSC from dates of acquisition on June 14, 2007 and October 31, 2007, respectively.
(b)	Includes charges of $93 million for defined benefit pension and other benefit charges related to voluntary early retirement programs and $87 million associated with benefit costs related to the temporary idling of certain facilities and reduced production at others.
(c)	Includes 5,350 employees for USSS which was sold on January 31, 2012.

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

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fourth quarter of 2011 which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

On February 28, 2012, the Corporation executed a revised severance agreement with Mr. Surma effectively replacing his prior agreement with one that does not contain an excise tax gross-up provision. (A form of the agreement is attached as Exhibit 10(ff).) Also, the Compensation & Organization Committee had determined earlier that the excise tax gross-up provision would no longer be available for those who become executives after July 1, 2011.

On February 28, 2012, the Board of Directors increased Mr. Surma’s stock ownership requirement from 5 times to 6 times his salary reference point under our policy involving the Stock Ownership and Retention Requirements for Executive Management. Additionally, the Board removed the requirement that executives achieve the stock ownership levels under the policy within five years. The Board determined that the five-year requirement was unnecessary because executives already are required to retain 100% of the after-tax value of performance award and restricted stock unit vestings in the form of shares and at least 25% of the after-tax value of stock option exercises in the form of shares prior to achieving the required stock ownership levels. Executives continue to be subject to the retention policy at the lower rate (the at least 25% of the after-tax value for all vestings and exercises) following the satisfaction of the stock ownership requirement. The retention policy does not allow executives to dispose of the shares before they are retirement-eligible.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Audit Committee” in U. S. Steel’s Proxy Statement for the 2012 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Corporate Governance & Public Policy Committee” in U. S. Steel’s Proxy Statement for the 2012 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Communications from Security Holders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2012 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in U. S. Steel’s Proxy Statement for the 2012 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Executive Compensation” and “Compensation and Organization Committee Report” in U. S. Steel’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (1))
Equity compensation plans approved by security holders(a)	4,517,104	$55.06	8,770,399(b)
Equity compensation plans not approved by security holders(c)	31,624	(one for one)	0
Total	4,548,728	–	8,770,399
(a)	The numbers in columns (1) and (2) of this row contemplate all shares that could potentially be issued as a result of outstanding grants under the U. S. Steel 2002 Stock Plan and the 2005 Stock Incentive Plan as of December 31, 2011. Because outstanding options under the USX 1990 Stock Plan were converted to options under the U. S. Steel 2002 Stock Plan at the time of separation from Marathon Oil Corporation (formerly USX Corporation), these numbers include shares that may be issued as a result of grants originally made under the USX 1990 Stock Plan. (For more information, see Note 14 to the Financial Statements.) Column (1) includes (i) 77,355 shares of common stock that could be issued for the Common Stock Units outstanding under the Deferred Compensation Program for Non-Employee Directors and (ii) 527,326 shares that could be issued for the 263,663 performance awards outstanding under the Long-Term Incentive Compensation Program (a program under the 2005 Stock Incentive Plan). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. Also, the calculation in column (2) does not include the performance awards since the weighted average exercise price for performance awards can range from zero for one to two for one; that is, performance awards may result in up to 527,326 shares of common stock being issued (two for one), or some lesser number of shares (including zero shares of common stock issued), depending upon the Corporation’s common stock performance versus that of a peer group of companies.
(b)	Represents shares available under the 2005 Stock Incentive Plan.
(c)	At December 31, 2011, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders. Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued pursuant to the 2005 Stock Incentive Plan, a shareholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Policy with Respect to Related Person Transactions” and “The Board of Directors and its Committees – Independence” in U. S. Steel’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Information Regarding the Independence of the Independent Registered Public Accounting Firm” in U. S. Steel’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Documents Filed as Part of the Report

1.    Financial Statements

Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” beginning on page F-1.

2.    Financial Statement Schedules and Supplementary Data

“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 95. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

“Supplementary Data – Disclosures About Forward-Looking Statements” is provided beginning on page 98.

B. Exhibits

Exhibits 10(a) through 10(f) and Exhibits 10(o) through 10(ff) are management contracts or compensatory plans or arrangements.

Exhibit No.

2.    Plan of acquisition, reorganization, arrangement, liquidation or succession

(a) Master Share Purchase Agreement by and between U. S. Steel Serbia B.V. and U. S. Steel Košice s.r.o., wholly owned subsidiaries of U. S. Steel, and the Republic of Serbia	Incorporated by reference to Exhibit 2.1 to United States Steel Corporation’s Form 8-K filed on February 6, 2012, Commission File Number 1-16811.

3.    Articles of Incorporation and By-Laws

(a) United States Steel Corporation Restated Certificate of Incorporation dated September 30, 2003	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2003, Commission File Number 1-16811.

(b) Amended and Restated By-Laws of United States Steel Corporation dated as of November 29, 2011	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 8-K filed on December 2, 2011, Commission File Number 1-16811.

4.    Instruments Defining the Rights of Security Holders, Including Indentures

(a)   Second Amended and Restated Credit Agreement dated as of June 12, 2009 and amended and restated as of July 20, 2011 among United States Steel Corporation, the Lenders party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on July 21, 2011, Commission File Number 1-16811.

(b) Indenture dated as of May 21, 2007 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(c)    First Supplemental Indenture dated as of May 21, 2007 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 5.65% Senior Notes due June 1, 2013, 6.05% Senior Notes due June 1, 2017 and 6.65% Senior Notes due June 1, 2037

Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(d)   Second Supplemental Indenture dated as of December 10, 2007 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 7.00% Senior Notes due February 1, 2018

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on December 10, 2007, Commission File Number 1-16811.

(e)   Third Supplemental Indenture dated as of May 4, 2009 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 4.00% Senior Convertible Note due May 15, 2014.

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 4, 2009, Commission File Number 1-16811.

(f)     Fourth Supplemental Indenture dated as of March 19, 2010 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 7.375% Senior Notes due April 1, 2020.

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 23, 2010, Commission File Number 1-16811.

(g) United States Steel Corporation Certificate of Elimination filed with the Secretary of State of the State of Delaware on December 5, 2007	Incorporated by reference to Exhibit 3 to United States Steel Corporation Form 8-K filed on September 28, 2007, Commission File Number 1-16811.

(h)   EUR 200,000,000 multicurrency revolving credit facility agreement dated August 6, 2010 among U. S. Steel Košice, s.r.o., Commerzbank Aktiengesellschaft, ING Bank N.V., Slovenská sporiteĺňa, a.s., Citibank Europe plc and HSBC Bank plc.

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

10.    Material Contracts

(a) United States Steel Corporation 2002 Stock Plan, as amended April 26, 2005	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2005, Commission File Number 1-16811.

(b) United States Steel Corporation Executive Management Supplemental Pension Program	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2011, Commission File Number 1-16811.

(c) United States Steel Corporation Supplemental Thrift Program	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2011, Commission File Number 1-16811.

(d) United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan

(e) Form of Severance Agreements between the Corporation and its Officers	Incorporated by reference to Exhibit 10(e) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2007, Commission File Number 1-16811.

(f) Amendment and Restated Agreement between United States Steel Corporation and John P. Surma	Incorporated by reference to Exhibit 10(f) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2008, Commission File Number 1-16811.

(g) Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.3 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(h) Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(i)     First Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of June 12, 2009 among U. S. Steel Receivables, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers, LC Banks and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on June 16, 2009, Commission File Number 1-16811.

(j)     Second Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of July 21, 2010 by and among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers, LC Banks and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 22, 2010, Commission File Number 1-16811.

(k)    Third Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of July 18, 2011 by and among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as Funding Agents, CP Conduit Purchasers, Committed Purchasers and LC Banks; and The Bank of Nova Scotia, as Collateral Agent.

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 21, 2011, Commission File Number 1-16811.

(l) Purchase and Sale Agreement dated November 28, 2001 among United States Steel LLC, as initial Servicer and as Originator; and U. S. Steel Receivables LLC as purchaser and contributee	Incorporated by reference to Exhibit 10(o) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(m) First Amendment to the Purchase and Sale Agreement dated as of September 27, 2006 among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(n) Second Amendment to the Purchase and Sale Agreement dated as of June 12, 2009 among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on June 16, 2009, Commission File Number 1-16811.

(o) Form of Stock Option Grant to Officer-Directors under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(t) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(p) Form of Stock Option Grant to Executive Management Committee Members under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(u) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(q) Base Salaries of Named Executive Officers.	Incorporated by reference to Exhibit 10.10 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(r) Summary of non-employee director fee arrangements	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(s) United States Steel Corporation Non Tax-Qualified Pension Plan	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2011, Commission File Number 1-16811.

(t) United States Steel Corporation 2005 Stock Incentive Plan, As Amended and Restated	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(u) Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2011, Commission File Number 1-16811.

(v) Non-Employee Director Stock Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(w) Form of stock option grant under the Long-Term Incentive Compenstation Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(x) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(x) Form of Performance Award Grant Agreement under the the 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by Reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(y) Form of Stock Option Grant Agreement under the the 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(z) Form of Restricted Stock Unit Retention Grant Agreement under the the 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(aa) Form of Restricted Stock Unit Annual Grant Agreement under the the 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(bb) Administrative Regulations for the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2009, Commission File Number 1-16811.

(cc) Corporate Governance Principles Recoupment Policy (incorporated into various compensation plans and programs)	Incorporated by reference to Exhibit 10.(jj) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2009, Commission File Number 1-16811.

(dd) United States Steel Corporation 2010 Annual Incentive Compensation Plan	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(ee) Administrative Regulations for the 2010 Annual Incentive Compensation Plan

(ff) Form of Severance Agreement between United States Steel Corporation and John Surma

12.1.	Computation of Ratio of Earnings to Fixed Charges

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

24.	Powers of Attorney

31.1.	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2.	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Millions of Dollars)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2011:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$48	$3	$13	$–	$–	$64
Investments and long-term receivables reserve	22	–	–	–	19	3
Deferred tax valuation allowance:
State	5	–	–	–	5	–
Foreign	870	48	119	–	19	1,018

Year ended December 31, 2010:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$39	$15	$–	$–	$6	$48
Investments and long-term receivables reserve	22	–	–	–	–	22
Deferred tax valuation allowance:
State	–	–	5	–	–	5
Foreign	575	–	296	1	–	870

Year ended December 31, 2009:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$52	$8	$–	$–	$21	$39
Investments and long-term receivables reserve	10	–	12	–	–	22
Deferred tax valuation allowance:
State	–	–	–	–	–	–
Foreign	328	29	218	–	–	575

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on February 28, 2012.

UNITED STATES STEEL CORPORATION

By:	/s/ Gregory A. Zovko
Gregory A. Zovko Vice President & Controller

Signature	Title

/s/ John P. Surma John P. Surma	Chairman of the Board of Directors and Chief Executive Officer and Director

/s/ Gretchen R. Haggerty Gretchen R. Haggerty	Executive Vice President & Chief Financial Officer

/s/ Gregory A. Zovko Gregory A. Zovko	Vice President & Controller

* Dan O. Dinges	Director

* John G. Drosdick	Director

* John J. Engel	Director

* Richard A. Gephardt	Director

* Charles R. Lee	Director

* Frank J. Lucchino	Director

* Glenda G. McNeal	Director

* Seth E. Schofield	Director

* David S. Sutherland	Director

* Patricia A. Tracey	Director

*	BY:	/s/ Gretchen R. Haggerty
Gretchen R. Haggerty, Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

2008 CBAs	Collective bargaining agreements with the USW entered into effective September 1, 2008
Acero Prime	Acero Prime, S.R.L. de CV
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
Apolo	Apolo Tubulars S.A.
BACT	Best Achievable Control Technology
Baycoat	Baycoat Limited Partnership, a U. S. Steel and ArcelorMittal Dofasco, Inc. joint venture
CAA	Clean Air Act
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CMS	Corrective Measure Study
CWA	Clean Water Act
DESCO	Double Eagle Steel Coating Company
DOC	U.S. Department of Commerce
DOJ	U.S. Department of Justice
Double G	Double G Coatings Company LLC
EAF	Electric Arc Furnace
EC	European Commission
EPA	U.S. Environmental Protection Agency
ERB	Environmental Revenue Bond
ERP	Enterprise resource planning
ERW	electric resistence welded
ETS	Emissions Trading System
EU	European Union
Eurofer	European Confederation of Iron and Steel Industries
Flat-Rolled	Flat-Rolled Products segment
FPC	Feralloy Processing Company
Gateway	Gateway Energy & Coke Company, LLC
Hibbing	Hibbing Taconite Company
ITC	U. S. International Trade Commission
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
LAER	Lowest Achievable Emission Rate
Lone Star	Lone Star Technologies, Inc.
MACT	Maximum Achievable Control Technology
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
OCTG	oil country tubular goods
O. D.	outer diameter
PPACA	Patient Protection and Affordable Care Act of 2010
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act
REACH	Registration, Evaluation, Authorisation and Restriction of Chemicals, Regulation 1907/2006
RFI	RCRA Facility Investigation
RPA	Receivables Purchase Agreement
SEC	Securities and Exchange Commission
SIPs	state implementation plans
Stelco	Stelco Inc.
Tilden	Tilden Mining Company
tons	net tons
Tubular	Tubular Products segment
USSC	U. S. Steel Canada Inc.
USSE	U. S. Steel Europe segment
USSK	U. S. Steel Košice
USS-POSCO	USS-POSCO Industries, U. S. Steel and POSCO joint venture
USSR	U. S. Steel Receivables LLC
USSS	U. S. Steel Serbia
USW	United Steelworkers
VERP	Voluntary early retirement program
Wabush	Wabush Mines
Worthington	Worthington Specialty Processing, U. S. Steel and Worthington Industries, Inc. joint venture
Z-Line	Z-Line Company

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

Cautionary Language Concerning Forward-Looking Statements

Forward-looking statements with respect to U. S. Steel may include, but are not limited to, comments about general business strategies, financing decisions, projections of levels of revenues, income from operations or income from operations per ton, net income or earnings per share; levels of capital, environmental or maintenance expenditures; levels of employee benefits; the success or timing of completion of ongoing or anticipated capital or maintenance projects; levels of raw steel production capability, prices, production, shipments, or labor and raw materials costs; availability of raw materials; the acquisition, idling, shutdown or divestiture of assets or businesses; the effect of restructuring or reorganization of business components and cost-reduction programs; the effect of collective bargaining agreements and relations with unions, the effect of potential steel industry consolidation; the effect of potential legal proceedings on our business and financial condition; the effects of actions of third parties such as competitors, or foreign, federal, state or local regulatory authorities; and the effects of import quotas, tariffs and other protectionist measures.

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

Our major cash requirements in 2012 are expected to be for capital expenditures and employee benefits. We finished 2011 with $408 million of available cash. As business conditions have started to recover, our working capital requirements have increased and any future increases may require us to draw upon our credit facilities for necessary cash.

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

U. S. Steel competes with many North American and international steel producers. Competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and electric arc furnace (EAF) producers, which primarily use steel scrap and other iron-bearing feedstocks as raw materials.

EAF producers typically require lower capital expenditures for construction of facilities and may have lower total employment costs; however, these competitive advantages may be minimized or eliminated by the cost of scrap when scrap prices are high. Some mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers of flat-rolled products, previously produced only by integrated steelmaking. International competitors may also have lower labor costs than U.S. producers and some are owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations, as well as prevailing market conditions. Such competition could adversely affect our future product prices and shipment levels.

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

Changes in foreign currency exchange rates may impact demand and prices for our products both within the respective domestic markets and for export. In addition, U. S. Steel has funded international cash needs through creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can affect income when they are remeasured at the end of each period. A $1.6 billion U.S. dollar-denominated intercompany loan to a European subsidiary was the primary exposure at December 31, 2011. Changes in the amount of this loan and of exchange rates may have a significant impact on income.

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

Operating and Cost Factors

U. S. Steel is also exposed to casualty risks such as the structural failure at Gary Works in 2010 that disrupted operations for several weeks. If major equipment or structures fail in the future we may incur substantial repair costs and business interruptions. Similarly, if any of our critical suppliers suffer such a casualty we may suffer business interruptions. There also exists the chance of other unexpected events such as power outages, weather related events or transportation disruption that may affect operating levels, production and profitability. We may also be affected if major suppliers or customers experience such events.

As an integrated steel producer, U. S. Steel’s primary raw materials are iron units in the form of iron ore pellets and sinter ore, carbon units in the form of coal and coke (which is produced from coking coal) and steel scrap. U. S. Steel is not 100% self-sufficient in raw materials and as a consequence purchases all of its coking coal as well as significant amounts of iron units, exposing us to market risks for such raw materials. Raw material prices have increased from 2010 levels and there may be additional increases if global steel production returns to more customary levels. To the extent that U. S. Steel purchases raw materials, prices for such purchases can cause significant increases in production costs.

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by collective bargaining agreements with the USW entered into effective September 1, 2008 (the 2008 CBAs) that expire on September 1, 2012. The 2008 CBAs resulted in wage increases ranging from $0.65 to $1.00 per hour as of the effective date. Employees received four percent wage increases on September 1, 2009, 2010 and 2011. At U. S. Steel Canada the collective bargaining agreement with the USW covering employees at Lake Erie Works expires in April 2013. The collective bargaining agreement with the USW covering employees at Hamilton Works expires in October 2014.

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

At December 31, 2011, on an accounting basis, U. S. Steel’s retiree medical and life insurance were underfunded by $2.7 billion and our pension plans were underfunded by $2.4 billion. The level of cash funding in future years depends upon various factors such as any voluntary contributions we may make, future asset performance, the level of interest rates used to measure ERISA and similar Canadian minimum funding levels, the impacts of business acquisitions or sales, union negotiated changes and future government regulation. Any such funding requirements will have an unfavorable impact on U. S. Steel’s cash flows and could negatively affect our ability to comply with our debt covenants and borrowing arrangements. Additionally, funding requirements could divert committed capital and delay or cancel projects that we believe would increase our ability to meet our customers’ needs as well as our profitability.

Legal and Environmental Factors

The profitability of U. S. Steel’s operations could be affected by a number of contingencies, including legal actions. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel financial statements.

U. S. Steel is subject to numerous environmental laws and discharge and clean up laws in the United States, Canada and Europe. Such laws, including CO2 greenhouse gas laws that have been adopted or are being considered, may impact our costs, operating rates and income. These laws may also impact major suppliers and customers. Steel producers in other places, especially China and other developing economies, may be impacted differently than we are. Certain current and former U. S. Steel operating facilities have been in operation for many years and could require significant future accruals and expenditures to meet existing and future requirements under these laws. To the extent that competitors are not required to undertake equivalent costs in their operations, the competitive position of U. S. Steel could be adversely affected.

For further discussion of certain of the factors described herein and their potential effects on the businesses of U. S. Steel, see “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”