Form 10-Q
period 2012-03-31
UNITED STATES STEEL CORP
filed 2012-04-25
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Yes      No Ö

Common stock outstanding at April 19, 2012 – 144,006,534 shares

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2012	2011
Net sales:
Net sales	$4,833	$4,557
Net sales to related parties (Note 16)	339	307

Total	5,172	4,864

Operating expenses (income):
Cost of sales (excludes items shown below)	4,626	4,621
Selling, general and administrative expenses	173	180
Depreciation, depletion and amortization (Note 5)	163	169
Income from investees	(24)	(8)
Net loss (gain) on disposal of assets (Notes 4 and 17)	309	(6)
Other income, net	(2)	(1)

Total	5,245	4,955

Loss from operations	(73)	(91)
Interest expense	49	50
Interest income	(4)	(2)
Other financial costs (income) (Note 7)	5	(69)

Net interest and other financial costs (income)	50	(21)
Loss before income taxes	(123)	(70)
Income tax provision (Note 8)	96	16

Net loss	(219)	(86)
Less: Net income attributable to noncontrolling interests	-	-

Net loss attributable to United States Steel Corporation	$(219)	$(86)

Loss per common share (Note 9):
Net loss per share attributable to United States Steel Corporation shareholders:
- Basic	$(1.52)	$(0.60)
- Diluted	$(1.52)	$(0.60)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Net loss attributable to United States Steel Corporation	$(219)	$(86)
Other comprehensive income, net of tax:
Changes in foreign currency translation adjustments	107	75
Changes in pension and other employee benefit accounts	70	64

Other comprehensive income	177	139

Comprehensive (loss) income attributable to United States Steel Corporation	$(42)	$53

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$652	$408
Receivables, less allowance of $57 and $64	2,362	1,921
Receivables from related parties (Note 16)	156	132
Receivables sold to third party conduits (Note 12)	-	380
Inventories (Note 10)	2,437	2,775
Deferred income tax benefits (Note 8)	115	114
Other current assets	69	44

Total current assets	5,791	5,774
Property, plant and equipment	16,457	16,572
Less accumulated depreciation and depletion	10,056	9,993

Total property, plant and equipment, net	6,401	6,579
Investments and long-term receivables, less allowance of $3 in both periods	668	683
Intangibles – net (Note 5)	261	262
Goodwill (Note 5)	1,799	1,783
Assets held for sale (Note 4)	-	41
Deferred income tax benefits (Note 8)	572	649
Other noncurrent assets	312	302

Total assets	$15,804	$16,073
Liabilities
Current liabilities:
Accounts payable	$1,906	$1,977
Accounts payable to related parties (Note 16)	107	86
Bank checks outstanding	57	24
Payroll and benefits payable	994	1,003
Accrued taxes (Note 8)	195	118
Accrued interest	78	41
Short-term debt and current maturities of long-term debt (Note 12)	315	20
Borrowings under Receivables Purchase Agreement (Note 12)	-	380

Total current liabilities	3,652	3,649
Long-term debt, less unamortized discount (Note 12)	3,802	3,828
Employee benefits	4,403	4,600
Deferred credits and other noncurrent liabilities	486	495

Total liabilities	12,343	12,572

Contingencies and commitments (Note 17)
Stockholders’ Equity (Note 15):
Common stock (150,925,911 shares issued) (Note 9)	151	151
Treasury stock, at cost (6,920,419 and 6,921,952 shares)	(549)	(550)
Additional paid-in capital	3,658	3,650
Retained earnings	3,390	3,616
Accumulated other comprehensive loss	(3,190)	(3,367)

Total United States Steel Corporation stockholders’ equity	3,460	3,500

Noncontrolling interests	1	1

Total liabilities and stockholders’ equity	$15,804	$16,073

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(219)	$(86)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization (Note 5)	163	169
Provision for doubtful accounts	(3)	4
Pensions and other postretirement benefits	(131)	33
Deferred income taxes	44	8
Net loss (gain) on disposal of assets (Notes 4 and 17)	309	(6)
Currency remeasurement gain	(13)	(101)
Distributions received, net of equity investees income	7	(6)
Changes in:
Current receivables	(175)	(522)
Inventories	264	151
Current accounts payable and accrued expenses	87	338
Income taxes receivable/payable (Note 8)	54	79
Bank checks outstanding	33	(12)
All other, net	6	(32)

Net cash provided by operating activities	426	17

Investing activities:
Capital expenditures	(189)	(180)
Disposal of assets	131	12
Change in restricted cash, net	4	2
Investments, net	(2)	(6)

Net cash used in investing activities	(56)	(172)

Financing activities:
Revolving credit facilities – borrowings	522	240
– repayments	(652)	(240)
Receivables Purchase Agreement Payments	(380)	-
Issuance of long-term debt, net of financing costs	392	-
Repayment of long-term debt	(4)	(4)
Common stock issued	-	4
Dividends paid	(7)	(7)

Net cash used in financing activities	(129)	(7)

Effect of exchange rate changes on cash	3	5

Net increase (decrease) in cash and cash equivalents	244	(157)
Cash and cash equivalents at beginning of year	408	578

Cash and cash equivalents at end of period	$652	$421

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) produces and sells steel mill products, including flat-rolled and tubular products, in North America and Central Europe. Operations in North America also include transportation services (railroad and barge operations) and real estate operations.

The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America. The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2011 which should be read in conjunction with these financial statements.

2.	New Accounting Standards

On May 12, 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on U. S. Steel’s financial statements.

On June 16, 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The amendments in ASU 2011-05 require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. On December 23, 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12) to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. Companies are still required to adopt the other requirements contained in ASU 2011-05. U. S. Steel adopted ASU 2011-05 and has provided the required disclosures in a separate statement immediately following the Consolidated Statement of Operations.

On September 15, 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. U. S. Steel adopted ASU 2011-08 on January 1, 2012 and will incorporate the new guidance in its goodwill impairment evaluations going forward.

3.	Segment Information

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), and Tubular Products (Tubular). The results of several other operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category. Prior to January 31, 2012, our USSE reportable segment consisted of U. S. Steel Košice (USSK) and U. S. Steel Serbia (USSS). On January 31, 2012, U. S. Steel sold USSS (see note 4). The USSE segment information subsequent to January 31, 2012 reflects the results of USSK only.

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

The results of segment operations for the three months ended March 31, 2012 and 2011 are:

(In millions) First Quarter 2012	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$3,300	$463	$3,763	$28	$183
USSE	815	49	864	-	(34)
Tubular	946	1	947	(3)	129

Total reportable segments	5,061	513	5,574	25	278
Other Businesses	111	56	167	(1)	17
Reconciling Items and Eliminations	-	(569)	(569)	-	(368)
Total	$5,172	$-	$5,172	$24	$(73)
First Quarter 2011
Flat-rolled	$2,969	$289	$3,258	$13	$(36)
USSE	1,223	1	1,224	-	(5)
Tubular	642	1	643	(6)	32

Total reportable segments	4,834	291	5,125	7	(9)
Other Businesses	30	9	39	1	13
Reconciling Items and Eliminations	-	(300)	(300)	-	(95)
Total	$4,864	$-	$4,864	$8	$(91)

The following is a schedule of reconciling items to loss from operations:

	Three Months Ended March 31,
(In millions)	2012	2011
Items not allocated to segments:
Postretirement benefit expense (a)	$(77)	$(95)
Other items not allocated to segments:
Net loss on the sale of assets (Note 4)	$(310)	-
Property tax settlements (b)	19	-

Total other items not allocated to segments	(291)	-

Total reconciling items	$(368)	$(95)

(a)

Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.

(b)	Reflects the effects of Michigan property tax settlements that occurred in the first quarter 2012.

4.	Dispositions

The first quarter 2012 net loss on disposal of assets primarily related to the following dispositions:

U. S. Steel Serbia

On January 31, 2012, U. S. Steel sold USSS to the Republic of Serbia for a purchase price of one dollar. In addition, USSK received a $40 million payment for certain intercompany balances owed by USSS for raw materials and support services. In the first quarter of 2012, U. S. Steel recorded a total non-cash pretax charge of $399 million related to this transaction.

Birmingham Southern Railroad Company

On February 1, 2012, U. S. Steel completed the sale of the majority of the operating assets of Birmingham Southern Railroad Company as well as the Port Birmingham Terminal. As a result of the transaction, U. S. Steel recognized a pretax gain of $89 million. As of December 31, 2011, the assets that were to be sold, which consisted primarily of property, plant and equipment, were classified as held for sale in accordance with ASC Topic 360.

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2012 are as follows:

	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at December 31, 2011	$945	$4	$834	$1,783
Currency translation	16	-	-	16

Balance at March 31, 2012	$961	$4	$834	$1,799

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. We have two reporting units that have a significant amount of goodwill. Our Flat-rolled reporting unit was allocated goodwill from the Stelco Inc. (Stelco) and Lone Star Technologies Inc. (Lone Star) acquisitions in 2007. These amounts reflect the benefits the Flat-rolled reporting unit realizes from expanding our flexibility in meeting our customers’ needs and running our Flat-rolled facilities at higher operating rates to source our semi-finished product needs. Our Texas Operations reporting unit, which is part of our Tubular reportable segment, was allocated goodwill from the Lone Star acquisition, reflecting the benefits the reporting unit is realizing from the expansion of our tubular operations.

Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. U. S. Steel completed its annual goodwill impairment test during the third quarter of 2011 and determined that there was no goodwill impairment for any of the reporting units. On January 1, 2012, U. S. Steel adopted ASU 2011-08 which provides the option of performing a qualitative assessment before performing the first step of the two-step impairment test (See Note 2).

Goodwill impairment tests in prior years also indicated that goodwill was not impaired for any reporting unit. Accordingly, there are no accumulated impairment losses for goodwill.

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of March 31, 2012			As of December 31, 2011
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$221	$47	$174	$219	$44	$175
Other	2-20 Years	22	10	12	22	10	12

Total amortizable intangible assets		$243	$57	$186	$241	$54	$187

The carrying amount of acquired water rights with indefinite lives as of March 31, 2012 and December 31, 2011 totaled $75 million. The water rights are tested for impairment annually in the third quarter by comparing the fair value of acquired water rights with their carrying amount. The 2011 and prior year tests indicated that the fair value of the water rights exceeded the carrying value. Accordingly, no impairment loss was recognized.

Amortization expense was $3 million in both the three months ended March 31, 2012 and 2011. The estimated future amortization expense of identifiable intangible assets during the next five years is $8 million for the remaining portion of 2012 and $11 million each year from 2013 to 2016.

6.	Pensions and Other Benefits

The following table reflects the components of net periodic benefit cost for the three months ended March 31, 2012 and 2011:

	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost	$29	$28	$7	$6
Interest cost	116	126	45	52
Expected return on plan assets	(153)	(154)	(28)	(26)
Amortization of prior service cost	5	5	6	6
Amortization of net loss	88	88	-	2

Net periodic benefit cost, excluding below	85	93	30	40
Multiemployer plans	17	15	-	-
Settlement, termination and curtailment gains	(2)	-	-	-

Net periodic benefit cost	$100	$108	$30	$40

Employer Contributions

During the first three months of 2012, U. S. Steel made a voluntary contribution of $140 million to its main defined benefit pension plan. U. S. Steel also made $23 million in required cash contributions to the USSC pension plans, cash payments of $17 million to the Steelworkers’ Pension Trust and $15 million to other defined benefit pension plans.

During the first three months of 2012, cash payments of $81 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $10 million for both the three months ended March 31, 2012 and 2011.

7.	Other Financial Costs (Income)

Other financial costs (income) include financing costs, derivatives gains and losses and foreign currency gains and losses as a result of transactions denominated in currencies other than the functional currencies of U. S. Steel’s subsidiaries. During the three months ended March 31, 2012 and 2011, net foreign currency gains of $2 million and $77 million, respectively, were recorded in other financial costs (income). The net foreign currency gains during the three months ended March 31, 2011 were primarily due to the accounting remeasurement of a U.S. dollar-denominated intercompany loan to a European entity, partially offset by losses on euro-U.S. dollar derivatives activity. Effective January 1, 2012, the functional currency of the European entity changed from the euro to the U.S. dollar because of significant changes in economic facts and circumstances, including the sale of U. S. Steel Serbia. This change in functional currency has been applied on a prospective basis since January 1, 2012.

See note 11 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

8.	Income Taxes

Tax provision

For the three months ended March 31, 2012 and 2011, we recorded a tax provision of $96 million on our pretax loss of $123 million and a tax provision of $16 million on our pretax loss of $70 million, respectively. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have recorded full valuation allowances on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. In addition, no material tax benefit was recorded on the loss on the sale of USSS.

The tax provision for the first three months of 2012 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2012 pretax results for U.S. and foreign income or loss vary from estimates applied at the end of the most recent interim period, the actual tax provision or benefit recognized in 2012 could be materially different from the forecasted amount used to estimate the tax provision for the three months ended March 31, 2012.

Unrecognized tax benefits

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance found in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $108 million at March 31, 2012 and $110 million at December 31, 2011. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $99 million and $100 million as of March 31, 2012 and December 31, 2011, respectively. U. S. Steel is under examination by tax authorities in multiple jurisdictions for various tax years. When these examinations conclude, which could occur during the next 12 months, they may result in material changes to the total amount of unrecognized tax benefits.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of March 31, 2012 and December 31, 2011, U. S. Steel had accrued liabilities of $7 million and $6 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have any liabilities recorded for income tax penalties.

Deferred taxes

As of March 31, 2012, the net domestic deferred tax asset was $623 million compared to $697 million at December 31, 2011. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

As of March 31, 2012, the net foreign deferred tax asset was $64 million, net of established valuation allowances of $969 million. At December 31, 2011, the net foreign deferred tax asset was $66 million, net of established valuation allowances of $1,018 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar and the euro. At December 31, 2011, a full valuation allowance was recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. On January 31, 2012, U. S. Steel sold USSS (see note 4) and the Serbian deferred tax assets and offsetting valuation allowance were removed in the first quarter 2012 in connection with the sale.

If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $962 million for Canadian deferred tax assets as of March 31, 2012, would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense.

9.	Net Loss and Dividends Per Common Share

Net Loss Per Share Attributable to United States Steel Corporation Shareholders

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period.

Diluted net loss per common share assumes the exercise of stock options, the vesting of restricted stock units and performance awards and the conversion of convertible notes (under the “if-converted” method), provided in each case that the effect is dilutive.

The computations for basic and diluted loss per common share from continuing operations are as follows:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2012	2011
Net loss attributable to United States Steel
Corporation shareholders	$(219)	$(86)
Plus income effect of assumed conversion-interest on convertible notes	-	-

Net loss after assumed conversion	$(219)	$(86)

Weighted-average shares outstanding (in thousands):
Basic	144,075	143,801
Effect of convertible notes	-	-
Effect of stock options, restricted stock units and performance awards	-	-

Adjusted weighted-average shares outstanding, diluted	144,075	143,801

Basic loss per common share	$(1.52)	$(0.60)

Diluted loss per common share	$(1.52)	$(0.60)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted loss per common share:

	Three Months Ended March 31,
(in thousands)	2012	2011
Securities granted under the 2005 Stock Incentive Plan	3,864	3,262
Securities convertible under the Senior Convertible Notes	27,059	27,059

Total	30,923	30,321

Dividends Paid Per Share

The dividend for each of the first quarters of 2012 and 2011 was five cents per common share.

10.	Inventories

Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At March 31, 2012 and December 31, 2011, the LIFO method accounted for 61 percent and 54 percent of total inventory values, respectively.

(In millions)	March 31, 2012	December 31, 2011
Raw materials	$812	$1,178
Semi-finished products	1,015	953
Finished products	517	548
Supplies and sundry items	93	96

Total	$2,437	$2,775

Current acquisition costs were estimated to exceed the above inventory values by $1.1 billion at both March 31, 2012 and December 31, 2011. Cost of sales was reduced by $5 million and $12 million in the three months ended March 31, 2012 and 2011, respectively, as a result of liquidations of LIFO inventories.

Inventory includes $87 million of land held for residential or commercial development as of March 31, 2012 and December 31, 2011.

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

Therefore, changes in their fair value are recognized immediately in the results of operations. The gains and losses recognized on these euro forward sales contracts may also partially offset the accounting remeasurement gains and losses recognized on intercompany loans.

As of March 31, 2012, U. S. Steel held euro forward sales contracts with a total notional value of approximately $468 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

Additionally, we routinely enter into fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. During 2012 and 2011, all forward physical purchase contracts for natural gas and nonferrous metals have qualified for the normal purchases and normal sales exemption described in ASC Topic 815 and were not subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011:

	September 30,	September 30,	September 30,
	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
(In millions)		Three Months ended March 31, 2012	Three Months ended March 31, 2011
Foreign exchange forward contracts	Other financial costs	($13)	($25)

	September 30,	September 30,	September 30,
(In millions)	Balance Sheet Location	Fair Value March 31, 2012	Fair Value December 31, 2011
Foreign exchange forward contracts	Accounts receivable	$9	$31

In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.

12.	Debt

(In millions)	Interest Rates %	Maturity	March 31, 2012	December 31, 2011
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	-
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	863
2013 Senior Notes	5.65	2013	300	300
Province Note (C$150 million)	1.00	2015	150	147
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2030	455	455
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2012	11	11
Other capital leases and all other obligations		2012 - 2014	4	10
Amended Credit Agreement, $875 million	Variable	2016	-	-
USSK Revolver, €200 million	Variable	2013	-	129
USSK credit facilities, €80 million	Variable	2012 - 2015	-	-
USSS credit facilities, €20 and 1 billion Serbian Dinar	Variable	N/A	-	-

Total Debt			4,153	3,885
Less Province Note fair value adjustment			28	28
Less unamortized discount			8	9
Less short-term debt and long-term debt due within one year			315	20

Long-term debt			$3,802	$3,828

To the extent not otherwise discussed below, information concerning the Senior Notes, the Senior Convertible Notes and other listed obligations can be found in note 16 of the audited financial statements in the 2011 Annual Report on Form 10-K.

Issuance of Senior Notes due 2022

On March 15, 2012, U. S. Steel issued $400 million of 7.50% Senior Notes due March 15, 2022 (2022 Senior Notes). U. S. Steel received net proceeds from the offering of $392 million after fees of $8 million related to the underwriting discount and third party expenses. The majority of the net proceeds from the issuance of the 2022 Senior Notes was used to redeem our $300 million of 5.65% Senior Notes due June 1, 2013 (2013 Senior Notes). On March 15, 2012, U. S. Steel provided an irrevocable redemption notice for the 2013 Senior Notes which were redeemed in April 2012 (see note 18). The 2013 Senior Notes have been classified as short-term debt as of March 31, 2012.

The 2022 Senior Notes are senior and unsecured obligations that rank equally in right of payment with all of our other existing and future senior indebtedness. U. S. Steel will pay interest on the notes semi-annually in arrears on March 15th and September 15th of each year, commencing on September 15, 2012. The 2022 Senior Notes were issued under U. S. Steel’s shelf registration statement and are not listed on any national securities exchange.

Similar to our other senior notes, the 2022 Senior Notes restrict our ability to create certain liens, to enter into sale leaseback transactions and to consolidate, merge, transfer or sell all, or substantially all of our assets. They also contain provisions requiring the purchase of the 2022 Senior Notes upon a change of control under certain specified circumstances, as well as other customary provisions.

U. S. Steel may redeem the 2022 Senior Notes, in whole or in part, at our option at any time or from time to time on or after March 15, 2017 at the redemption price for such notes set forth below as a percentage of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, if redeemed during the twelve-month period beginning March 15 of the years indicated below:

Year	Redemption Price
2017	103.750%
2018	102.500%
2019	101.250%
2020 and thereafter	100.000%

Amended Credit Agreement

As of March 31, 2012, there were no amounts drawn on the Amended Credit Agreement, which expires July 20, 2016, and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. If the value of inventory does not support the full amount of the facility or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

Receivables Purchase Agreement

As of March 31, 2012, U. S. Steel has a Receivables Purchase Agreement (RPA) under which eligible trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.

At both March 31, 2012 and December 31, 2011, eligible accounts receivable supported $625 million of availability under the RPA. At March 31, 2012, there were no receivables sold to third-party conduits under this facility. Receivables sold to third-party conduits and borrowings under the Receivables Purchase Agreement of $380 million were recorded on the Consolidated Balance Sheet at December 31, 2011.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We paid $1 million in each of the three month periods ended March 31, 2012 and 2011 relating to fees on the RPA. These costs are included in other financial costs in the statement of operations.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. During the three months ended March 31, 2012 collection of accounts receivable of approximately $1,175 million were reinvested. As there were no receivables sold to third-party conduits under this facility during the three months ended March 31, 2011, there were no collections reinvested.

The eligible accounts receivable and receivables sold to third-party conduits are summarized below:

(In millions)	March 31, 2012	December 31, 2011
Balance of accounts receivable-net, eligible for sale to third-party conduits	$1,404	$1,214
Accounts receivable sold to third-party conduits	-	380

Accounts receivable-net, included in the accounts receivable balance on the balance sheet of U. S. Steel	$1,404	$834

The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which historically have not been significant.

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations and may also be terminated upon a change of control. The facility expires on July 18, 2014.

Change in control event

In the event of a change in control of U. S. Steel, debt obligations totaling $3,463 million at March 31, 2012, which includes the Senior Notes and Senior Convertible Notes, may be declared immediately due and payable. In addition, the Amended Credit Agreement and the RPA may be terminated and any amount outstanding thereunder may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $29 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel Košice (USSK) credit facilities

At March 31, 2012, USSK had no borrowings under its €200 million (approximately $267 million) revolving unsecured credit facility.

At March 31, 2012, USSK had no borrowings under its €80 million credit facilities (which approximated $107 million) and the availability was approximately $106 million due to approximately $1 million of customs and other guarantees outstanding.

U. S. Steel Serbia (USSS) credit facilities

The facilities were terminated on January 31, 2012 as a result of the sale of USSS (see note 4).

13.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	March 31, 2012	December 31, 2011
Balance at beginning of year	$38	$39
Additional obligations incurred	-	2
Obligations settled (a)	(4)	(5)
Foreign currency translation effects	-	-
Accretion expense	-	2

Balance at end of period	$34	$38

(a)	Includes $2 million as a result of the sale of USSS on January 31, 2012. See note 4 for additional details.

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

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$53	$53	$45	$45

Financial liabilities:
Debt (b)	$4,261	$4,102	$3,874	$3,827
(a)	Excludes equity method investments.
(b)	Excludes borrowings under the Receivables Purchase Agreement and capital lease obligations.

The following methods and assumptions were used to estimate the fair value of financial instruments included in the table above:

Investments and long-term receivables: Fair value was based on Level 2 inputs which were discounted cash flows. U. S. Steel is subject to market risk and liquidity risk related to its investments.

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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see note 17.

15.	Statement of Changes in Stockholders’ Equity

The following table reflects the first three months of 2012 and 2011 reconciliation of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

Three Months Ended March 31, 2012	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,501		$3,616	$(3,367)	$151	$(550)	$3,650	$1
Comprehensive income:
Net loss	(219)	(219)	(219)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	70	70		70
Currency translation adjustment	107	107		107
Employee stock plans	9					1	8
Dividends paid on common stock	(7)		(7)

Balance at March 31, 2012	$3,461	$(42)	$3,390	$(3,190)	$151	$(549)	$3,658	$1

Three Months Ended March 31, 2011	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,852		$3,698	$(3,068)	$151	$(580)	$3,650	$1
Comprehensive income:
Net loss	(86)	(86)	(86)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	64	64		64
Currency translation adjustment	75	75		75
Employee stock plans	12					8	4
Dividends paid on common stock	(7)		(7)
Other	(1)		(1)

Balance at March 31, 2011	$3,909	$53	$3,604	$(2,929)	$151	$(572)	$3,654	$1

16.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $339 million and $307 million for the three months ended March 31, 2012 and 2011, respectively.

Purchases from related parties for outside processing services provided by equity investees amounted to $13 million and $12 million for the three months ended March 31, 2012 and 2011, respectively. Purchases of iron ore pellets from related parties amounted to $59 million and $44 million for the three months ended March 31, 2012 and 2011, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $103 million and $84 million at March 31, 2012 and December 31, 2011, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $4 million and $2 million at March 31, 2012 and December 31, 2011, respectively.

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

Asbestos matters – As of March 31, 2012, U. S. Steel was a defendant in approximately 715 active cases involving approximately 3,255 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,570, or approximately 79 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the three months ended March 31, 2012, U. S. Steel paid approximately $2 million in settlements. These settlements and other dispositions resolved approximately 40 claims. New case filings in the first three months of 2012 added approximately 60 claims. At December 31, 2011, U. S. Steel was a defendant in approximately 695 active cases involving approximately 3,235 plaintiffs. During 2011, U. S. Steel paid approximately $8 million in settlements. These settlements and other dispositions resolved approximately 130 claims. New case filings in the year ended December 31, 2011 added approximately 275 claims. Most claims filed in 2012 and 2011 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 250 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

(In millions)	Three Months Ended March 31, 2012
Beginning of period	$206
Accruals for environmental remediation deemed probable and reasonably estimable	3
Payments	(5)

End of period	$204

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	March 31, 2012	December 31, 2011
Accounts payable	$20	$20
Deferred credits and other noncurrent liabilities	184	186

Total	$204	$206

Expenses related to remediation are recorded in cost of sales and totaled $3 million and $1 million for the three months ended March 31, 2012 and 2011, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters and projects with ongoing study and scope development may exceed the accrued liabilities by as much as 15 to 30 percent.

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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of March 31, 2012, accrued liabilities for these projects totaled $3 million for the costs of ongoing studies, investigations, and design. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $45 million. Depending on agency negotiations and other factors, a portion of the UPI project may become defined in 2012.

Significant Projects with Defined Scope – As of March 31, 2012, a total of $61 million was accrued for projects at or related to Gary Works where the scope of work is defined.

Additional projects with defined scope greater than or equal to $5 million are the St. Louis Estuary and Upland Project in Duluth, Minnesota and a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of March 31, 2012, accrued liabilities for these two additional projects totaled $88 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are four other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2012 was $10 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at March 31, 2012 was $9 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $27 million at March 31, 2012 and were based on known scopes of work.

Administrative and Legal Costs – As of March 31, 2012, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2012 and 2011, such capital expenditures totaled $16 million and $18 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

CO2 Emissions – Current and potential regulation of Greenhouse Gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The European Union (EU) has established GHG regulations based upon national allocations and a cap and trade system. In Canada, both the federal and Ontario governments have issued proposed requirements for GHG emissions. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating GHG emissions for certain facilities and has implemented various reporting requirements as further described below. In the last Congress, legislation was passed in the House of Representatives and introduced in the Senate. The federal courts are considering several suits that challenge the EPA’s authority to regulate GHG emissions under the Clean Air Act. We do not know what action, if any, may be taken by the current or a new session of Congress. The EU has issued proposed regulations under their cap and trade system for the period 2013-2020 which appear to be more stringent than the current requirements.

On May 13, 2010, the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the Clean Air Act’s Prevention of Significant Deterioration (PSD) permitting process. U. S. Steel reported its emissions under these rules in accordance with the regulation and its deadlines. Starting in 2011, new projects that increase GHG emissions by more than 75,000 tons per year have new PSD requirements based on best available control technology (BACT), but only if the project also significantly increases emissions of at least one non-GHG pollutant. Only existing sources with Title V permits or new sources obtaining Title V permits for non-GHG pollutants will also be required to address GHG emissions. Starting July 1, 2011, new sources not already subject to Title V requirements that emit over 100,000 tons per year, or modifications to existing permits that increase GHG emissions by more than 75,000 tons per year, will be subject to PSD and Title V requirements. On November 17, 2010 the EPA issued its “PSD and Title V Permitting Guidance for Greenhouse Gases” and “Available and Emerging Technologies for Reducing Greenhouse Gas Emissions from the Iron and Steel Industry.” With this guidance, EPA intends to help state and local air permitting authorities identify greenhouse gas reductions under the Clean Air Act. Additionally, the EPA revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide, sulfur dioxide and lead in 2010 and is in the process of revising the NAAQS for 2.5 micron particulate matter, ozone and sulfur dioxides.

It is impossible to estimate the timing or impact of these or other future government action on U. S. Steel, although it could be significant. Such impacts may include substantial capital expenditures, costs for emission allowances, restriction of production, and higher prices for coking coal, natural gas and electricity generated by carbon based systems.

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the European Commission. Based on actual CO2 emissions to date, USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. In the first quarter of 2011, U. S. Steel entered into transactions to swap a portion of our emissions allowances and recognized a gain of $6 million.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. Based on the current implementing regulations, U. S. Steel has recorded expense of $2 million and $5 million for the three months ended March 31, 2012 and 2011, respectively.

European Union (EU) Environmental Requirements – Slovakia is currently considering a law implementing an EU Waste Framework Directive that would more strictly regulate waste disposal and increase fees for waste disposed of in landfills including privately owned landfills. The intent of the waste directive is to encourage recycling and because Slovakia has not adopted implementing legislation, we cannot estimate the full financial impact of this prospective legislation at this time.

The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. It contains operational requirements for air emissions, waste water discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Slovakia is required to adopt the directive by January 7, 2013 and is allowed only limited discretion in implementing the legislation. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016. We are currently evaluating the costs of complying with BAT, but expect it will involve significant capital expenditures and increased costs.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $204 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – The maximum outstanding guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at March 31, 2012. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Contingencies related to the Separation from Marathon – In the event of a bankruptcy of Marathon, $33 million related to the Fairfield Works Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

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

Randle Reef – The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures of approximately C$120 million (approximately $120 million). The national and provincial governments have each allocated C$30 million (approximately $30 million) for this project and may be willing to increase the amount to C$40, respectively, provided that local sources, including industry, also agree to fund C$40 million (approximately $40 million). Current local funding commitments are C$35 million (approximately $35 million). USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of March 31, 2012, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $11 million at March 31, 2012). No liability has been recorded for these guarantees as the potential loss is not probable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $172 million as of March 31, 2012, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $157 million at March 31, 2012, of which $11 million was classified as current, and $160 million at December 31, 2011, of which $14 million was classified as current.

Capital Commitments – At March 31, 2012, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $275 million.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2012	2013	2014	2015	2016	Later Years	Total
1,205	1,302	520	347	326	2,541	$6,241

The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, energy and utility services with terms ranging from two to 16 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2012, a maximum default payment of approximately $250 million would apply if U. S. Steel terminates the agreement.

Total payments relating to unconditional purchase obligations were approximately $185 million and $150 million for the three months ended March 31, 2012 and 2011, respectively.

18.	Subsequent Event

In April 2012, U. S. Steel redeemed all of its $300 million 5.65% Senior Notes due June 1, 2013 in accordance with the make-whole provisions under the indenture governing these notes. The redemption cost of $324 million included $318 million for the present value of the remaining principal and interest payments and accrued and unpaid interest of $6 million. The $18 million redemption premium will be recorded to interest expense on the Consolidated Statement of Operations in the second quarter of 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2011. References in this Quarterly Report on Form 10-Q to “U. S. Steel,” “the Company,” “we,” “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context.

RESULTS OF OPERATIONS

On January 31, 2012, U. S. Steel sold U. S. Steel Serbia (USSS) to the Republic of Serbia for a purchase price of one dollar. In addition, United States Steel Košice (USSK) received a $40 million payment for certain intercompany balances owed by USSS for raw materials and support services. We recorded a total non-cash charge of $399 million in the first quarter of 2012 related to this transaction.

Prior to January 31, 2012, our U. S. Steel Europe (USSE) reportable segment consisted of USSK and USSS. The USSE segment information subsequent to January 31, 2012 reflects the results of USSK only.

In order to provide a better understanding of the USSE segment results, we include the following non-GAAP financial measures to show USSK first quarter results included in the USSE segment:

(Dollars in millions except average realized price amounts)	First Quarter 2012	First Quarter 2011
USSK results
(Loss) income from operations	$(17)	$31
Shipments (a)	972	1,034
Raw steel production (a)	1,152	1,184
Raw steel capability utilization	92%	96%
Average realized price ($/net ton)	$756	$842

(a)	Thousands of net tons

In the second quarter of 2011, we changed our segment allocation methodology for postretirement benefit expenses, which consists of pensions, retiree health care and life insurance. Historically, we directly attributed all service cost and amortization of prior service costs for active employees and allocated a portion of interest cost, expected return on plan assets and amortization of actuarial gains and losses to our segments. Under the revised allocation methodology, active service cost and amortization of prior service costs, which represent the cost of providing these benefits to our active employees, continue to be attributed to our segments. Interest cost, expected return on plan assets and amortization of actuarial gains and losses are included in postretirement benefit expenses and are no longer allocated to segments. We have revised prior-period segment information to conform to the current period presentation. The change did not affect consolidated income from operations or net income.

Net sales by segment for the first quarter of 2012 and 2011 are set forth in the following table:

	Quarter Ended March 31,
(Dollars in millions, excluding intersegment sales)	2012	2011	% Change
Flat-rolled Products (Flat-rolled)	$3,300	$2,969	11%
U. S. Steel Europe (USSE)	815	1,223	-33%
Tubular Products (Tubular)	946	642	47%

Total sales from reportable segments	5,061	4,834	5%
Other Businesses	111	30	N/M

Net sales	$5,172	$4,864	6%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended March 31, 2012 versus the quarter ended March 31, 2011 is set forth in the following table:

Quarter Ended March 31, 2012 versus Quarter Ended March 31, 2011

	Steel Products (a)
	Volume	Price	Mix	FX(b)	Coke & Other	Net Change
Flat-rolled	3%	7%	0%	0%	1%	11%
USSE	-5%	-3%	-22%	-3%	0%	-33%
Tubular	25%	21%	0%	0%	1%	47%

(a)	Excludes intersegment sales
(b)	Foreign currency translation effects

Net sales were $5,172 million in the first quarter of 2012, compared with $4,864 million in the same quarter last year. The increase in sales for the Flat-rolled segment primarily reflected higher average realized prices (increase of $44 per ton) and shipments (increase of 138 thousand tons) as a result of improved market conditions. The decrease in sales for the European segment was primarily due to decreases in average realized prices (decrease of $74 per ton) and shipments (decrease of 400 thousand tons primarily due to the sale of USSS) as well as unfavorable changes in foreign currency translation effects. The increase in sales for the Tubular segment primarily reflected higher average realized prices (increase of $280 per ton) and shipments (increase of 104 thousand tons) as a result of improved energy market conditions.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $100 million in the first quarter of 2012, compared to $108 million in the first quarter of 2011. The $8 million decrease is primarily due to the natural maturation of our pension plans and a higher market related value of assets, partially offset by a decrease in the discount rate and the expected rate of return period over period.

Net periodic pension cost, including multiemployer plans, is expected to total approximately $410 million in 2012. Total other benefits costs in 2012 are expected to total approximately $120 million.

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

A sensitivity analysis of the projected incremental effect of a hypothetical  1/2 percentage point change in the significant inputs used in the calculation of pension and other benefits net periodic benefit costs is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(In millions of dollars)	1/2%	(1/2%)
Expected return on plan assets
Incremental increase (decrease) in:
Net periodic pension cost	$(50)	$50
Discount rate
Incremental increase (decrease) in:
Net periodic pension & other benefits costs	$(30)	$35
Health care cost escalation trend rates
Incremental increase (decrease) in:
Service and interest cost components for 2012	$8	$(6)

Costs related to defined contribution plans totaled $10 million in both the first quarter of 2012 and 2011.

Other benefits costs, including multiemployer plans, totaled $30 million in the first quarter of 2012 compared to $40 million in the first quarter of 2011. The decrease in other benefits costs is primarily a result of Medicare program changes, especially those related to the adoption of the new Employer Group Waiver Plan structure.

Selling, general and administrative expenses

Selling, general and administrative expenses were $173 million in the first quarter of 2012 compared to $180 million in the first quarter of 2011. The decrease is primarily the result of the sale of USSS.

Income (loss) from operations by segment for the first quarter of 2012 and 2011 is set forth in the following table:

	Quarter Ended March 31,

(Dollars in millions)	2012	2011	% Change
Flat-rolled	$183	$(36)	N/M
USSE	(34)	(5)	N/M
Tubular	129	32	N/M

Total income (loss) from reportable segments	278	(9)	N/M
Other Businesses	17	13	31%

Segment income from operations	295	4	N/M
Postretirement benefit expense	(77)	(95)	19%
Other items not allocated to segments:
Net loss on sale of assets	(310)	—
Property tax settlements	19	—

Total loss from operations	$(73)	$(91)	20%

Segment results for Flat-rolled

	Quarter Ended March 31,

	2012	2011	% Change
Income (loss) from operations ($ millions)	$183	$(36)	N/M
Gross margin	11.2%	4.4%	N/M
Raw steel production (mnt)	5,043	4,598	10%
Capability utilization	83%	77%	8%
Steel shipments (mnt)	4,092	3,954	3%
Average realized steel price per ton	$764	$720	6%

The improvement in Flat-rolled results in the first quarter of 2012 compared to the same period in 2011 resulted mainly from net favorable changes in commercial effects (approximately $190 million), decreased energy costs primarily due to lower natural gas prices (approximately $40 million) and lower raw materials costs (approximately $30 million). These improvements were partially offset by higher accruals for profit-based payments (approximately $25 million), increased other operating costs (approximately $10 million) and lower income from our joint ventures (approximately $5 million).

Segment results for USSE

	Quarter Ended March 31,

	2012	2011	% Change
Loss from operations ($ millions)	$(34)	$(5)	N/M
Gross margin	2.3%	5.6%	-59%
Raw steel production (mnt)	1,240	1,681	-26%
Capability utilization	85%	92%	-8%
Steel shipments (mnt)	1,045	1,445	-28%
Average realized steel price per ton	$749	$823	-9%

The decrease in USSE results in the first quarter of 2012 compared to the same period in 2011 was primarily due to net unfavorable changes in commercial effects (approximately $65 million), increased energy costs primarily due to an increase in electricity costs (approximately $20 million) and unfavorable foreign currency translation effects (approximately $10 million). These decreases were partially offset by lower raw materials costs (approximately $45 million) and the elimination of operating losses subsequent to January 31, 2012 associated with our former Serbian operations (approximately $20 million).

Segment results for Tubular

	Quarter Ended March 31,

	2012	2011	% Change
Income from operations ($ millions)	$129	$32	N/M
Gross margin	16.8%	9.5%	77%
Steel shipments (mnt)	529	425	24%
Average realized steel price per ton	$1,727	$1,447	19%

The increase in Tubular results in the first quarter of 2012 as compared to the same period in 2011 resulted mainly from net favorable changes in commercial effects (approximately $145 million) partially offset by increased other operating costs (approximately $50 million).

Results for Other Businesses

Other Businesses generated income of $17 million in the first quarter of 2012 compared to income of $13 million in the first quarter of 2011.

Items not allocated to segments

We recorded a $310 million pretax net loss on the sale of assets in the first quarter of 2012 which consisted of a pretax loss of $399 million related to the sale of USSS and a pretax gain of $89 million related to the sale of a majority of the operating assets of the Birmingham Southern Railroad (see note 4 to the Financial Statements).

The decrease in postretirement benefit expense in the first quarter of 2012 as compared to the same period in 2011 resulted from lower pension expense primarily due to the natural maturation of the pension plans and lower retiree medical expense caused by a number of Medicare program changes, particularly the adoption of a new Employer Group Waiver Plan structure for most medicare drug participants.

We recorded a pretax gain of $19 million related to Michigan property tax settlements that occurred in the first quarter of 2012. This was reflected as a reduction to our cost of sales.

Net interest and other financial costs

	Quarter Ended March 31,

(Dollars in millions)	2012	2011	% Change
Interest and other financial costs	$56	$58	-3%
Interest income	(4)	(2)	100%
Foreign currency gains	(2)	(77)	-97%

Total net interest and other financial costs (income)	$50	$(21)	N/M

The unfavorable change in net interest and other financial costs in the first quarter of 2012 as compared to the same period last year was mainly due to lower foreign currency gains in 2012 compared to 2011. The foreign currency effects in the first quarter 2011 primarily resulted from the accounting remeasurement effects on a U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European entity partially offset by euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exchange rate exposure. Effective January 1, 2012, the functional currency of the European entity changed from the euro to the U.S. dollar because of significant changes in economic facts and circumstances, including the sale of USSS. This change in functional currency has been applied on a prospective basis since January 1, 2012. For additional information on U. S. Steel’s foreign currency exchange activity, see note 11 to the Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

The income tax provision was $96 million in the first quarter of 2012 compared to $16 million in the first quarter of 2011. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have recorded a full valuation allowance on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. In addition, no material tax benefit was recorded on the loss on the sale of USSS.

The tax provision for the first quarter of 2012 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, operating performance and cost estimates. To the extent that actual 2012 pretax results for U.S. and foreign income or loss vary from estimates made at the end of the most recent interim period, the actual tax provision or benefit recognized in 2012 could be materially different from the forecasted amount used to estimate the tax provision for the first quarter of 2012.

The net domestic deferred tax asset was $623 million at March 31, 2012 compared to $697 million at December 31, 2011. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the domestic deferred tax assets will be realized.

At March 31, 2012, the net foreign deferred tax asset was $64 million, net of established valuation allowances of $969 million. At December 31, 2011, the net foreign deferred tax asset was $66 million, net of established valuation allowances of $1,018 million. At December 31, 2011, a full valuation allowance was recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. On January 31, 2012, U. S. Steel sold USSS and the Serbian deferred tax assets and the offsetting valuation allowance were removed in the first quarter of 2012 in connection with the sale. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar and the euro. If evidence changes and it becomes more likely than not that the Company will realize the deferred tax assets, the valuation allowance of $962 million for Canadian deferred tax assets as of March 31, 2012, would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense.

For further information on income taxes see note 8 to the Financial Statements.

Net loss attributable to United States Steel Corporation was $219 million in the first quarter of 2012 compared to a net loss of $86 million in the first quarter of 2011. The decrease primarily reflects the factors discussed above.

BALANCE SHEET

Receivables increased by $465 million, or 23%, from year-end 2011. Sales in the latter part of a quarter typically represent the majority of the receivables as of the end of the quarter. The increase in receivables at the end of the first quarter compared to year-end 2011 primarily reflected increased average realized prices and higher shipments which were partially offset by the sale of USSS. Additionally, the month end exchange rate used to translate foreign currency receivables was slightly higher at the end of March versus the end of December.

Receivables sold to third party conduits as of December 31, 2011 reflect accounts receivable sold to third party conduits under our Receivables Purchase Agreement (RPA). As of March 31, 2012, there were no receivables sold to third party conduits under the RPA.

Inventories decreased by $338 million from year-end 2011 due to increased steel shipments in the first quarter 2012, the sale of USSS and a reduction in raw material inventories.

Assets held for sale as of December 31, 2011 reflected the majority of the operating assets of Birmingham Southern Railroad and the Port Birmingham Terminal that were sold on February 1, 2012 (see note 4 to the Financial Statements).

Property, plant and equipment, net decreased by $178 million from year-end 2011 primarily due to the sale of USSS.

Short-term debt and current maturities of long-term debt increased by approximately $300 million from year-end 2011 primarily due to the reclassification of our $300 million 5.65% Senior Notes due 2013 (2013 Senior Notes) from long-term debt. On March 15, 2012, U. S. Steel provided an irrevocable redemption notice for the 2013 Senior Notes which were redeemed in April 2012.

Borrowings under Receivables Purchase Agreement as of December 31, 2011 reflects the outstanding borrowings under our RPA. As of March 31, 2012, there were no borrowings outstanding under our RPA.

Long-term debt, less unamortized discount decreased by $26 million due to the reclassification of our 2013 Senior Notes to short-term debt and current maturities of long-term debt as described above and the repayment of the outstanding borrowings under USSK’s €200 million revolving unsecured credit facility partially offset by the issuance of our $400 million 7.50% Senior Notes due 2022.

Employee benefits decreased by $197 million from year-end 2011 primarily due to U. S. Steel’s $140 million voluntary pension contribution to its main defined benefit pension plan as well as additional benefit payments and contributions made in excess of the net periodic benefit expense recognized in the first quarter of 2012.

CASH FLOW

Net cash provided by operating activities was $426 million for the first quarter of 2012, compared to $17 million in the same period last year. The improvement is primarily due to improved net income, excluding a net loss of $309 million on the sale of assets in the first quarter of 2012, and changes in working capital period over period. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business. Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2012	2011	2012	2011
Accounts Receivable Turnover	2.3	2.1	8.0	8.0
Inventory Turnover	1.8	2.0	7.8	8.8

Additionally, in the first quarter of 2012, we made a $140 million voluntary pension contribution to our main defined benefit pension plan as discussed above. There were no such contributions in the first quarter of 2011.

Capital expenditures in the first quarter of 2012 were $189 million, compared with $180 million in the same period in 2011. Flat-rolled expenditures were $181 million and included spending for construction of carbon alloy facilities at Gary Works, construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant, ongoing implementation of an enterprise resource planning (ERP) system and various other infrastructure, environmental and strategic projects. Tubular expenditures of $4 million consisted primarily of cash payments related to heat treat, infrastructure and environmental capital projects.

U. S. Steel’s contractual commitments to acquire property, plant and equipment at March 31, 2012, totaled $275 million.

Capital expenditures for 2012 are expected to total approximately $900 million and remain focused largely on environmental and other strategic infrastructure projects. With regard to capital investments, we remain focused on a number of key projects of strategic importance. We have made significant progress to improve our coke self-sufficiency and reduce our reliance on purchased coke for the steel making process through the application of advanced technologies, upgrades to our existing coke facilities and increased use of natural gas and pulverized coal in our operations. Engineering and construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant in Clairton, Pennsylvania with a projected capacity of 960,000 tons is underway with completion expected near year-end 2012. We are constructing a carbon alloy facility at our Gary Works in Indiana which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility has a projected capacity of 500,000 tons per year with completion expected in the second half of 2012. We expect both of these projects to reach full production capability in 2013. We continue to pursue the use of natural gas in our operations, primarily in North America, given the significant cost and environmental advantages of this fuel. Related projects tend to be smaller with limited capital cost. This may enable us to minimize additional capital investments in coke and carbon alloy projects in the future. In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line under construction that is being financed at the joint venture level and is expected to reach full production by the end of 2013. We are also continuing our efforts to implement an ERP system to replace outdated information technology systems and to help us operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.

Over the longer term, we are considering business strategies to leverage our significant iron ore position in the United States and to exploit opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. We are considering an expansion of our iron ore pellet operations at our Keewatin, MN (Keetac) facility which would increase our production capability by approximately 3.6 million tons thereby increasing our iron ore self-sufficiency. The total cost as currently conceived is broadly estimated to be approximately $800 million and final permitting for the expansion was completed in December 2011. We also are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron and electric arc furnace (EAF) steelmaking. Our capital investments in the future may reflect such strategies, although we expect that iron and steel-making through the blast furnace and basic oxygen furnace manufacturing processes will remain our primary processing technology for the long term.

The foregoing statements regarding expected 2012 capital expenditures, capital projects and expected benefits from the implementation of the ERP project are forward-looking statements. Factors that may affect our capital spending and the projects include: (i) levels of cash flow from operations; (ii) changes in tax laws; (iii) general economic conditions; (iv) steel industry conditions; (v) cost and availability of capital; (vi) receipt of necessary permits; and (vii) unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires. There is also a risk that the completed projects will not produce at the expected levels and within the costs currently projected. Predictions regarding benefits resulting from the implementation of the ERP project are subject to uncertainties. Actual results could differ materially from those expressed in these forward-looking statements.

Disposal of assets in the first quarter of 2012 primarily reflects proceeds from the sale of the majority of the operating assets of Birmingham Southern Railroad Company and the Port Birmingham Terminal.

Disposal of assets in the first quarter of 2011 primarily reflects cash proceeds of approximately $6 million from transactions to swap a portion of the emissions allowances at USSK as well as various other transactions, none of which were individually material.

Borrowings against revolving credit facilities in the first quarter of 2012 reflect amounts drawn under USSK’s €280 million total unsecured revolving credit facilities.

Repayments of revolving credit facilities in both the first quarter of 2012 and 2011 reflect USSK’s repayment of the outstanding borrowings under its €280 million total unsecured revolving credit facilities.

Receivables Purchase Agreement Payments in the first quarter of 2012 reflect activity under the Receivables Purchase Agreement.

Issuance of long-term debt, net of financing costs in the first quarter of 2012 reflects the issuance of $400 million of 7.50% Senior Notes due 2022. U. S. Steel received net proceeds of $392 million after related discounts and other fees.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes U. S. Steel’s liquidity as of March 31, 2012:

(Dollars in millions)

Cash and cash equivalents	$652
Amount available under $875 Million Credit Facility	875
Amount available under Receivables Purchase Agreement	625
Amount available under USSK credit facilities	373

Total estimated liquidity	$2,525

As of March 31, 2012, $96 million of the total cash and cash equivalents was held by our foreign subsidiaries.

On March 15, 2012, U. S. Steel issued $400 million of 7.50% Senior Notes due March 15, 2022 (2022 Senior Notes). U. S. Steel received net proceeds from the offering of $392 million. The majority of the net proceeds from the issuance of the 2022 Senior Notes was used to redeem the 2013 Senior Notes, which were redeemed in April 2012 at a redemption price of $324 million (see note 18 to the Financial Statements).

As of March 31, 2012, there were no amounts drawn under our $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million.

As of March 31, 2012, U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel.

As of March 31, 2012, eligible accounts receivable supported the maximum amount eligible for sale of $625 million and there were no outstanding borrowings under this facility.

At March 31, 2012, USSK had no borrowings under its €200 million (approximately $267 million) revolving unsecured credit facility.

At March 31, 2012, USSK had no borrowings under its €80 million credit facilities (which approximated $107 million) and the availability was approximately $106 million due to approximately $1 million of outstanding customs and other guarantees.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $142 million of liquidity sources for financial assurance purposes as of March 31, 2012.

At March 31, 2012, in the event of a change in control of U. S. Steel, debt obligations totaling $3,463 million, which includes the Senior Notes and the Senior Convertible Notes, may be declared immediately due and payable. In such an event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $29 million or provide a letter of credit to secure the remaining obligation.

The maximum outstanding guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at March 31, 2012. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Our major cash requirements in 2012 are expected to be for capital expenditures, employee benefits and working capital requirements, including purchases of raw materials. We finished the first quarter of 2012 with $652 million of available cash and $2.5 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. As business conditions have started to recover, our working capital requirements have increased and any future increases may require us to draw upon our credit facilities for necessary cash.

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

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new material off-balance sheet arrangements during the first quarter of 2012.

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

U. S. Steel Canada (USSC) is subject to the environmental laws of Canada, which are comparable to environmental standards in the United States. Environmental regulation in Canada is an area of shared responsibility between the federal government and the provincial governments, which in turn delegates certain matters to municipal governments. Federal environmental statutes include the federal Canadian Environmental Protection Act, 1999 and the Fisheries Act. Various provincial statutes regulate environmental matters such as the release and remediation of hazardous substances; waste storage, treatment and disposal; and air emissions. As in the United States, Canadian environmental laws (federal, provincial and local) are undergoing revision and becoming more stringent.

USSK is subject to the environmental laws of Slovakia and the European Union (EU). A related law of the EU commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances that are produced in the EU or imported into the EU. Although USSK is currently compliant with REACH, this regulation is becoming increasingly stringent. Slovakia is also currently considering a law implementing an EU Waste Framework Directive that would more strictly regulate waste disposal and increase fees for waste disposed of in landfills including privately owned landfills. The intent of the waste directive is to encourage recycling and because Slovakia has not adopted implementing legislation, we cannot estimate the full financial impact of this prospective legislation at this time.

The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. It contains operational requirements for air emissions, waste water discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Slovakia is required to adopt the directive by January 7, 2013 and is allowed only limited discretion in implementing the legislation. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016. We are currently evaluating the costs of complying with BAT, but we expect it will involve significant capital expenditures and increased costs.

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

Greenhouse Gas Emissions Regulation

The current and potential regulation of greenhouse gas emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of greenhouse gases such as carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating greenhouse gas emissions for certain facilities and has implemented various reporting requirements as further described below. In the last Congress, legislation was passed in the House of Representatives and introduced in the Senate. The federal courts are considering several suits that challenge the EPA’s authority to regulate greenhouse gas emissions under the CAA. We do not know what action, if any, may be taken by the current or a new session of Congress. The EU has established greenhouse gas regulations while in Canada, a regulatory framework for greenhouse gas emissions has been published, details of which are discussed below. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing.

The EPA has classified greenhouse gases such as CO2 as harmful gases. Under this premise, it has implemented a greenhouse gas emission monitoring and reporting requirement for all facilities emitting 25,000 metric tons or more per year of carbon dioxide, methane and nitrous oxide in CO2 equivalent quantities (CO2e). In accordance with EPA greenhouse gas emissions reporting requirements, reports for year 2011 were completed and submitted for all required facilities by the March 31, 2012 deadline. As with previous year’s reporting, fourteen facilities submitted reports including Gary Works, East Chicago Tin Operations, Midwest Plant, Clairton Plant, Edgar Thomson, Irvin, Fairless, Fairfield Sheet, Fairfield Tubular, Granite City, Great Lakes, Lorain, Minntac, and Keetac. The Texas Operations Division is the only significant operation not required to report as its emissions were well below the 25,000 ton reporting threshold.

New requirements for 2011 monitoring and reporting included greenhouse gas emissions from vacuum degassing (decarburization), and methane emissions from on-site landfills. Facilities for which greenhouse gas emissions from decarburization were determined and reported included Gary Works, Great Lakes Works, and the Edgar Thomson Plant. Calculation of landfill methane emissions from U. S. Steel facilities has been completed. However, new provisions for incorporating on-site landfill methane emissions into EPA’s electronic reporting tool are still pending, and not expected to be completed until this fall.

As with previous year’s reports, EPA intends to make this information publicly available from all facilities.

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

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the EC. Based on actual CO2 emissions to date, USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. In the first quarter of 2011, U. S. Steel entered into transactions to swap a portion of our emissions allowances and recognized a gain of $6 million.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. Although USSK believes this tax is unconstitional and unlawful and may contest it, based on the current implementing regulations, U. S. Steel recorded expense related to this tax of $2 million and $5 million for the periods ended March 31, 2012 and 2011, respectively.

For the period after 2012, the ETS will employ centralized allocation rather than national allocation plans. The new ETS also includes a cap designed to achieve an overall reduction of greenhouse gases for the ETS sectors of 21% in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the new ETS is still expected to lead to additional costs for steel companies in Europe. We cannot reliably estimate the future market value of CO2 emission allowances and the cost of complying with the new ETS at this time.

In 2007, Canada’s federal government announced a framework climate change plan that involved mandatory reduction targets for all major greenhouse gas producing industries. To date, federal greenhouse gas regulations have been adopted for Canada’s transportation and electricity sectors only. The federal government has indicated that it is committed to reducing Canada’s total greenhouse gas emissions by 17 percent from 2005 levels by 2020, but also stated that this target is subject to adjustment in order to remain aligned with the United States. At this point, it is unclear when Canadian federal regulations on greenhouse gas emissions for other major-emitting sectors will be developed and whether they will reflect the targets or approach of the previously announced plan. On June 12, 2009, Canada’s federal government also released for comment two draft guides related to the establishment of an Offset System in Canada. These draft documents propose rules and provide guidance on the requirements and processes to create offset credits and the requirements and processes to verify the eligible greenhouse gas reductions achieved from an offset project. Canada’s federal government has stated that, once in place, the Offset System will compliment the proposed cap-and-trade system and help in generating greenhouse gas emissions reductions across the country. On December 12, 2011, the government announced that Canada was exercising its legal right to formally withdraw from the 1997 Kyoto Protocol. U. S. Steel does not know what impact, if any, this action may have on greenhouse gas emission regulations and its Canadian operations. If federal greenhouse gas reduction legislation for the steel sector becomes law in Canada, it could have economic and operational consequences for U. S. Steel. It is not possible at this time to estimate the timing or impact of these or other future government actions on U. S. Steel.

In December 2007, the Ontario government announced its own Action Plan on Climate Change (the Ontario Action Plan). The Ontario Action Plan targets reductions in Ontario greenhouse gas emissions of six percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050. In December 2008, Ontario launched a consultation process towards the development of a cap-and-trade system and in May 2009, the Ontario government released a discussion paper regarding cap-and-trade. The Ontario government has amended the Environmental Protection Act in order to provide the regulatory authority to set-up a greenhouse gas cap-and-trade system; however, such a system has not yet been developed. The Ontario government also passed a Greenhouse Gas Emissions Reporting Regulation (the Regulation) on December 1, 2009. The Regulation is intended to provide the foundation for Ontario to implement a cap-and-trade program for greenhouse gases. The Regulation requires facilities that emit 25,000 tons of CO2e or more per year to annually report their emissions, starting with 2010 emissions. The Ontario government has stated that it is working with four other Canadian provinces and seven U.S. states to design a broad-based cap and trade system.

Environmental Remediation

In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 24 sites under CERCLA as of March 31, 2012. In addition, there are 13 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 39 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See note 17 to the Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the first quarter of 2012, U. S. Steel recorded a net increase of $3 million to our accruals for environmental matters for U.S. and international facilities. The total accrual for such liabilities at March 31, 2012 was $204 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in note 13 to the Financial Statements.

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

OUTLOOK

We expect all three of our operating segments to reflect positive results from operations with total segment results consistent with the first quarter. Our European segment is expected to return to positive income from operations reflecting improved average realized prices. Our Tubular segment is expected to perform well with results similar to the first quarter. Our Flat-rolled segment results are expected to decrease due primarily to higher maintenance costs.

Shipments and average realized prices for our Flat-rolled segment are expected to remain comparable to the first quarter as end user demand remains stable and spot market inventories appear to be aligned with end user demand. Maintenance costs are expected to increase by approximately $50 million over the first quarter, primarily for spending related to scheduled blast furnace and other maintenance projects. All other operating costs are expected to be comparable with the first quarter.

While the economic conditions in Europe remain challenging, second quarter results for our European segment should improve compared to the first quarter. Average realized prices are expected to improve as higher spot market prices carry over into the second quarter and quarterly contract prices increase. USSK shipments and utilization rates are expected to be in line with the first quarter as modest seasonal improvements offset a slowdown in the restocking cycle. Operating costs are expected to be comparable to the first quarter.

Second quarter 2012 results for our Tubular segment should remain consistent with the solid performance achieved in each of the past three quarters. Average realized prices are expected to remain near first quarter levels. Shipments are expected to remain strong, but slightly below the record levels of the first quarter. End users continue to rebalance their inventory positions as oil-directed drilling continues to drive the rig count, while natural gas drilling is being negatively affected by high storage levels and low prices. Operating costs are expected to be lower due to reduced spending levels.

INTERNATIONAL TRADE

Demand for flat-rolled products is influenced by a wide variety of factors, including but not limited to macroeconomic drivers, the supply-demand balance, inventories, imports and exports, currency fluctuations, and the demand from flat-rolled consuming markets. The largest drivers of North American consumption have historically been the automotive and construction markets which make up more than 50 percent of total sheet consumption. Other sheet consuming industries include appliance, converter, container, tin, energy, electrical equipment, agricultural, domestic and commercial equipment and industrial machinery.

USSE conducts business primarily in Europe. Like our North American operations, USSE is affected by the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. The sovereign debt issues and the resulting economic uncertainties are adversely affecting markets in the EU. We are subject to market conditions in those areas which are influenced by many of the same factors that affect U.S. markets, as well as matters specific to international markets such as quotas, tariffs and other protectionist measures. As discussed above, we sold our Serbian operations on January 31, 2012.

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

Steel sheet imports to the United States accounted for 13 percent of the U.S. steel market in 2011 and 2010 and 15 percent in 2009. Increases in future levels of imported steel could reduce future market prices and demand levels for steel produced in our North American facilities.

Imports of flat-rolled steel to Canada accounted for 35 percent of the Canadian market for flat-rolled steel products in 2011, 40 percent in 2010 and 39 percent in 2009.

Energy related tubular products imported into the United States accounted for an estimated 47 percent in 2011, 46 percent in 2010 and 58 percent in 2009.

Many of these imports have violated U.S. or Canadian trade laws. Under these laws, duties can be imposed against dumped products, which are products sold at a price that is below that producer’s sales price in its home market or at a price that is lower than its cost of production. Countervailing duties can be imposed against products that benefited from foreign government financial assistance for the benefit of the production, manufacture, or exportation of the product. For many years, U. S. Steel, other producers, customers and the United Steelworkers have sought the imposition of duties and in many cases have been successful. Such duties are generally subject to review every five years and we actively participate in such review proceedings. As in the past, U. S. Steel continues to monitor unfairly traded imports and is prepared to seek appropriate remedies against such imports.

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

On December 19, 2011, in the case of GPX International Tire Corp. v. United States, the U.S. Court of Appeals for the Federal Circuit held that the U.S. anti-subsidy law — also known as countervailing duty (“CVD”) law — cannot apply to imports from China as long as China remains a non-market economy (“NME”). The Court reasoned in its decision that it was following the implicit intent of Congress. Congress disagreed, passing by a 370 to 39 vote bi-partisan legislation clarifying its intent. On March 13, 2012, the President signed into law H.R. 4105, which effectively overturned the decision of the Court of Appeals. While this issue is subject to ongoing litigation, the legislation makes it likely that the 24 current CVD orders against NME imports (23 on Chinese products, 1 on Vietnamese) will remain in effect.

The following international trade orders of interest to U. S. Steel are currently undergoing five-year (sunset) reviews in the United States: (i) an antidumping order against tin- and chromium-coated steel sheet from Japan, on which a hearing before the ITC was held on April 11, 2012; (ii) AD and CVD orders on corrosion-resistant steel from Korea; (iii) an AD order on corrosion-resistant steel from Germany; (iv) an AD order on seamless standard, line and pressure pipe from Germany; (v) a CVD order on circular welded pipe from Turkey; (vi) AD orders on circular welded pipe from Brazil, India, Korea, Mexico, Taiwan, Thailand, and Turkey.

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

There were no material changes in U. S. Steel’s exposure to market risk from December 31, 2011 except as noted below.

Historically, volatility in the foreign currency markets has had significant implications for U. S. Steel as a result of foreign currency accounting remeasurement effects, primarily on a U.S. dollar denominated intercompany loan from a U.S. subsidiary to a European entity. As of January 1, 2012, the functional currency of this European entity was changed from the euro to the U.S. dollar primarily because of significant changes in economic facts and circumstances, including the sale of U. S. Steel Serbia. This change in functional currency has been applied on a prospective basis since January 1, 2012. The remaining foreign currency remeasurement exposure is not expected to have significant effects on U. S. Steel’s financial results going forward.

Item 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2012. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2012	2011
SEGMENT INCOME (LOSS) FROM OPERATIONS:
Flat-rolled (a)	$183	$(36)
U. S. Steel Europe	(34)	(5)
Tubular (a)	129	32

Total reportable segments	278	(9)
Other Businesses (a)	17	13
Items not allocated to segments
Postretirement benefit expense (a)	(77)	(95)
Net loss on sale of assets	(310)	-
Property tax settlements	19	-

Total loss from operations	$(73)	$(91)
CAPITAL EXPENDITURES
Flat-rolled	$181	$125
U. S. Steel Europe	2	23
Tubular	4	31
Other Businesses	2	1

Total	$189	$180
OPERATING STATISTICS
Average realized price: ($/net ton) (b)
Flat-rolled	$764	$720
U. S. Steel Europe	749	823
Tubular	1,727	1,447
Steel Shipments: (b)(c)
Flat-rolled	4,092	3,954
U. S. Steel Europe	1,045	1,445
Tubular	529	425
Raw Steel Production: (c)
Flat-rolled	5,043	4,598
U. S. Steel Europe	1,240	1,681
Raw Steel Capability Utilization: (d)
Flat-rolled	83%	77%
U. S. Steel Europe	85%	92%
USSK	92%	96%

(a)

First quarter 2011 amounts have been revised to reflect a change in our segment allocation methodology for postretirement benefit expenses. Under the revised allocation methodology, only service cost and amortization of prior service costs for active employees are allocated to segments. Interest cost, expected return on plan assets and actuarial gains and losses, a portion of which was historically allocated to segments, are no longer allocated to segments.

(b)	Excludes intersegment transfers.
(c)	Thousands of net tons.
(d)

Based on annual raw steel production capability of 24.3 million net tons for Flat-rolled and 7.4 million net tons for USSE. Subsequent to the sale of USSS on January 31, 2012, annual raw steel production capability for USSE is 5.0 million tons.

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

ENVIRONMENTAL PROCEEDINGS

Gary Works

On March 4, 2010 the EPA notified U. S. Steel that the requirements of the January 26, 1998 Clean Water Act consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. As of December 31, 2011, project costs have amounted to $60.7 million. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel, will pay the public trustees $1 million for ecological monitoring costs upon EPA’s filing of court documents terminating the Clean Water Act consent decree. In addition, U. S. Steel is obligated to perform, and has completed the ecological restoration in this section of the Grand Calumet River. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $2 million at March 31, 2012.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for D5 and T2; the closure plan for D2 has been issued for public comment. D5 and TTP Area closure is essentially complete. T2 began in the first quarter of 2011 and is expected to be completed in the fourth quarter 2012. As of March 31, 2012, the accrued liability for estimated costs to close these sites is $18 million.

On October 23, 1998, EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Through March 31, 2012, U. S. Steel had spent $37 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions. U. S. Steel received EPA approval to conduct a facility wide perimeter groundwater monitoring program and a sampling and analysis plan (SAP) for several SWMUs in the Solid Waste Management Areas east of the Vessel Slip Turning Basin. U. S. Steel has also received a partial approval on a second SAP for investigating a portion of the sediments behind the East Breakwall. Implementation of these programs continued during the first quarter of 2012. In addition, U. S. Steel has submitted an interim stabilization measure workplan to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for all of the above projects is approximately $41 million as of March 31, 2012, based on the estimated remaining costs.

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

On February 18, 2009, U. S. Steel received a letter from IDEM alleging that Gary Works was culpable for an ambient air quality exceedance for PM10 at the IITRI Monitoring Site. In November 2010, U. S. Steel and IDEM amended the December 2006 Air Agreed Order to resolve this matter. The resolution requires U. S. Steel to continue monitoring PM10 at the IITRI monitor through December 31, 2011; implement specific best management practices at the Sinter Plant storage piles; and to complete a Supplemental Environmental Project consisting of the installation of a compressed natural gas (CNG) fueling station and adding at least seven CNG vehicles to its fleet by September 30, 2011, at an expected expenditure of at least $490,000, excluding the costs associated with the seven vehicles. U. S. Steel has constructed the CNG fueling station and spent $815,000 on the project, excluding costs associated with five vehicles. On that basis, U. S. Steel has requested that IDEM terminate the Agreed Order.

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

Mon Valley Works

On March 17, 2008, U. S. Steel entered a Consent Order and Agreement (COA) with the Allegheny County Health Department (ACHD) to resolve alleged opacity limitation and pushing and traveling violations from older coke oven batteries at its Clairton Plant and to resolve alleged opacity violations from its Edgar Thomson Plant. Under the COA, U. S. Steel paid a civil penalty of $301,800 on March 25, 2008. The COA requires U. S. Steel to conduct interim repairs on existing batteries and make improvements at the Ladle Metallurgical Facility and Steelmaking Shop at the Edgar Thomson Plant. The COA also required that Batteries 1, 2 and 3 be shutdown by August 11, 2015. On September 30, 2010, U. S. Steel and ACHD amended the COA to require U. S. Steel to install two new Low Emissions Quench Towers to replace existing towers and bring Batteries 1, 2 and 3 into compliance rather than shutting them down. We are repairing existing Batteries 19 and 20 and we continue to make improvements on Batteries 1, 2 and 3. Total costs for the quench towers is estimated to be approximately $70 million while the cost of improvements at Batteries 1, 2 and 3 cannot be estimated at this time. U. S. Steel is also completing upgrades at its Edgar Thomson Plant that would reduce emissions. U. S. Steel shut down Batteries 7, 8 and 9 in 2009 as required by the COA.

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

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and field work was completed early in the second quarter of 2011. A full vegetative cover over the project area is in place and the Closure Completion Report was approved by IDEM on November 21, 2011. As of March 31, 2012, $4.2 million has been spent on the project. The remaining cost is estimated to be $202,000 for post construction monitoring work and was recorded as an accrued liability as of March 31, 2012.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $592,000. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 17 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. ADEM approved the Phase II RFI work plan. In October, 2011, U. S. Steel initiated a Phase I Investigation of the Exum Materials Management Area. In total, the accrued liability for remaining work under the Corrective Action Program including the former Ensley facility was $689,000 at March 31, 2012, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 17 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination is complete and under review by OEPA. As of March 31, 2012, U. S. Steel has spent $806,000 on studies at this site. Costs to complete additional projects are estimated to be $54,000. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 17 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Construction and start-up of a seep collection system at the D2 landfill was completed in the third and fourth quarters of 2011. The system was required by OEPA as part of a revised Post-Closure Care Plan for the landfill. Influent and effluent water quality data is being collected and assessed to determine if additional treatment will be necessary to meet future permit limits. As of March 31, 2012, project costs have amounted to $1.3 million. The remaining cost of the project is expected to be $82,000 and was recorded as an accrued liability as of March 31, 2012.

On November 16, 2010, OEPA issued an NOV to U. S. Steel for allegedly not submitting a complete and timely NOx Reasonably Available Control Technology (RACT) study of Lorain Tubular Operations, as required by OEPA RACT rules. To comply with OEPA NOx RACT rules, U. S. Steel will install ultra low NOx burners on the No. 4 seamless rotary furnace with completion expected in the second quarter of 2012. U. S. Steel is currently negotiating with Ohio EPA on establishing appropriate RACT limits for the furnace based upon testing results.

Great Lakes Works

On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order (the Order) that resolves alleged violations of Clean Water Act National Pollutant Discharge Elimination System (NPDES) permits at the Great Lakes Works facility. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. As of March 31, 2012, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements.

On October 5, 2009, after an inspection of Great Lakes Works, as part of EPA Region V’s regional enforcement initiative, U. S. Steel received an NOV/FOV from EPA Region V alleging that Great Lakes Works violated casthouse roof monitor and baghouse opacity limits; slag pit opacity limits; Basic Oxygen Process (BOP) roof monitor opacity limits; and certain permit recordkeeping and parametric monitoring requirements. U. S. Steel has met with EPA regarding the alleged violations and continues to negotiate resolution of the matter. EPA advised U. S. Steel that it has referred the matter to the DOJ.

On April 20, 2011, U. S. Steel Great Lakes Works received an NOV from MDEQ regarding an alleged BOP roof monitor opacity violation that was to have occurred on April 14, 2011. On May 11, 2011, U. S. Steel responded to the Notice stating that the alleged exceedance was caused by a desulfurization lance failure and that it has implemented corrective actions to prevent its recurrence.

On May 10, 2011, the MDEQ issued a violation notice alleging that fallout from a bleeder incident on April 20, 2011 caused an unreasonable interference with the comfortable enjoyment of life and property in Windsor, Canada. U. S. Steel responded to the notice to MDEQ.

On June 17, 2011, U. S. Steel received a NOV/FOV from the EPA alleging that Great Lakes Works violated the National Emission Standards for Hazardous Air Pollutants and Michigan State Implementation Plan and Operating Permit requirements. This NOV/FOV stems from an EPA facility inspection in August 2008 and subsequent requests for information. EPA alleges that U. S. Steel failed to properly control air emissions while beaching iron and opening blast furnace relief valves. Excessive levels of particulate matter opacity are alleged to have occurred as a result of the above actions. U. S. Steel provided a written response to U.S. EPA on August 19, 2011, and continues to discuss resolution with EPA.

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

On October 5, 2009, U. S. Steel received an NOV/FOV from EPA Region V alleging that Granite City Works: failed to apply for and obtain a Prevention of Significant Deterioration/New Source Review permit for the 1994 B Blast Furnace reline (while the furnace was owned by National Steel Corporation); exceeded BOP roof monitor opacity limits, exceeded blast furnace casthouse roof monitor opacity limits; and failed to complete certain permit recordkeeping and parametric monitoring requirements. Granite City Works has met with EPA regarding the alleged violations and continues to negotiate resolution of the matter. EPA advised U. S. Steel that it has referred the matter to the DOJ.

On July 1, 2010, U. S. Steel entered into a Memorandum of Understanding (MOU) with the IEPA that requires Granite City Works to achieve reductions in emissions of particulate matter. U. S. Steel will evaluate and install appropriate controls to achieve this purpose. To complete the obligations pursuant to the MOU, U. S. Steel anticipates incurring expenditures of approximately $50 million to install additional emission controls at the BOF.

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

To comply with the Illinois State NOx RACT rule, U. S. Steel will install Flue Gas Recirculation and Continuous Emission Monitors on Boilers 11 and 12 at Granite City Works, with expenditures of approximately $4 million.

U. S. Steel will also install a NOx continuous emissions monitor for the slab reheat furnaces with expenditures of approximately $1 million.

Minnesota Ore Operations

U. S. Steel is currently responding to three separate Clean Air Act 114 Requests issued by U.S. EPA Region V regarding compliance with the Taconite MACT standards; and the installation and performance of low NOx burners at its Minnesota Ore Operations.

On March 2, 2012, U. S. Steel’s Keetac facility received a Notice of Violation from the Minnesota Pollution Control Agency for alleged violations of the Minnesota Fugitive Dust Rule. U. S. Steel responded to the notice on March 30, 2012 in which it respectfully contested the allegations provided in the notice.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of March 31, 2012, U. S. Steel has spent $17.7 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel has an accrued liability of $65 million as of March 31, 2012, for our estimated share of the remaining costs of remediation, including the construction, waste management, closure and post closure of a CAMU.

Duluth Works

The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the Minnesota Pollution Control Agency (MPCA) in 1985 and a Record of Decision (ROD) signed by MPCA in 1989. As of March 31, 2012, U. S. Steel has spent $18.3 million to complete remediation on certain areas of the site. Current activity at the site is focused on completing the investigation feasibility study and remedial design of the two St. Louis River Estuary Operable Units (OUs) along with addressing open issues on several Upland OUs, as identified during the 5-year review of the site, conducted by the MPCA in 2008. The remaining cost of the project is estimated to be $23 million and was recorded as an accrued liability as of March 31, 2012.

Municipal Industrial Disposal Company (MIDC)

MIDC was a licensed disposal facility where U. S. Steel disposed coal tar and other wastes. The site was mismanaged by the operator and subsequently on August 30, 2002 U. S. Steel entered into a COA with the Pennsylvania Department of Environmental Protection to address the environmental issues at the site. While U. S. Steel was not the only entity to use the facility, U. S. Steel is the single remaining viable company responsible for the cleanup. An engineered remedy for the three locations at the site requiring remediation was implemented in July 2011 and is essentially complete. As of March 31, 2012, U. S. Steel has spent $11.5 million related to the project. The remaining cost of the project is estimated to be $614,000 and was recorded as an accrued liability as of March 31, 2012.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy is in development for submission to Department of Toxic Substances Control (DTSC). For the remaining two SWMU groups, investigations continue. One group may not require further action pending a No Further Action decision by the California DTSC. For the other SWMU group, it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by DTSC. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 17 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Other

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. At March 31, 2012, an accrual of $367,000 remains available for these project contingencies.

On January 18, 2011, KDHE signed a Consent Agreement and Final Order (CAFO) which obligates U. S. Steel to prepare and implement a corrective action plan for two sites in Girard, Kansas. The sites are referred to as the Girard Zinc Works and the Cherokee Lanyon #2 site. The CAFO recognizes a single project incorporating the corrective action for both sites. Pursuant to KDHE’s approval of U. S. Steel’s corrective action plan, implementation of the remedial measures began in September 2011 and are essentially complete. As of March 31, 2012, U. S. Steel has an accrued liability of approximately $92,000 to conduct the remedial measures.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures was initiated in July 2010 and all field work was completed in November 2011. The accrued liability representing U. S. Steel’s share to implement the post closure monitoring program was $774,000 as of March 31, 2012.

In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. In February 2011, CN presented U. S. Steel with information indicating U. S. Steel’s connection to the site. U. S. Steel has conducted site visits as well as reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. On February 9, 2012, U. S. Steel and Wisconsin Central Ltd., a subsidiary of CN, executed a Binding Letter of Intent. The property purchase is scheduled for the second quarter of 2012. As of March 31, 2012, U. S. Steel has an accrued liability of approximately $2 million.

The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures of approximately C$120 million (approximately $120 million). The national and provincial governments have each allocated C$30 million (approximately $30 million) for this project and may be willing to increase that amount to C$40 million (approximately $40 million), respectively, provided that local sources, including industry, agree to fund C$40 million (approximately $40 million). Current local funding commitments are C$35 million (approximately $35 million). USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of March 31, 2012, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

ASBESTOS LITIGATION

At March 31, 2012, U. S. Steel was a defendant in approximately 715 active cases involving approximately 3,255 plaintiffs. As of December 31, 2011, U. S. Steel was a defendant in approximately 695 active cases involving approximately 3,235 plaintiffs. For the period ended March 31, 2012, settlements and dismissals resulted in the disposition of approximately 40 claims and U. S. Steel paid approximately $2 million in settlements. New filings added approximately 60 claims.

About 2,570, or approximately 79 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2009 through 2012 involve individual or small groups of claimants.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 250 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2009	3,050	200	190	3,040	$7
December 31, 2010	3,040	200	250	3,090	$8
December 31, 2011	3,090	130	275	3,235	$8
March 31, 2012	3,235	40	60	3,255	$2

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

There was no material change to U. S. Steel’s risk factors from the risks disclosed in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform Act (“the Act”) and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 6.	EXHIBITS

3.1

Amended and restated By-Laws of United States Steel Corporation dated as of February 28, 2012. Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 8-K filed on March 1, 2012, Commission File Number 1-16811.

4.1

Fifth Supplemental Indenture dated as of March 15, 2012 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 7.50% Senior Notes due March 15, 2022. Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 16, 2012, Commission File Number 1-16811.

10.1

Fourth Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of February 15, 2012 by and among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as Funding Agents, CP Conduit Purchasers, Committed Purchasers and LC Banks; and The Bank of Nova Scotia, as Collateral Agent.

10.2	Base Salaries of Named Executive Officers

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Gregory A. Zovko

Gregory A. Zovko
Vice President and Controller

April 25, 2012

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.