Form 10-Q
period 2012-06-30
UNITED STATES STEEL CORP
filed 2012-07-31
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Yes      No Ö

Common stock outstanding at July 25, 2012 – 144,278,385 shares

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Net sales:
Net sales	$4,695	$4,784	$9,528	$9,341
Net sales to related parties (Note 18)	322	336	661	643

Total	5,017	5,120	10,189	9,984

Operating expenses (income):
Cost of sales (excludes items shown below)	4,477	4,498	9,103	9,119
Selling, general and administrative expenses	173	189	346	369
Depreciation, depletion and amortization (Note 5)	164	171	327	340
Income from investees	(44)	(31)	(68)	(39)
Net (gain) loss on disposal of assets (Notes 4 and 19)	-	(4)	309	(10)
Other income, net	(6)	(3)	(8)	(4)

Total	4,764	4,820	10,009	9,775

Income from operations	253	300	180	209
Interest expense (Note 7)	66	48	115	98
Interest income	(1)	(1)	(5)	(3)
Other financial costs (income) (Note 7)	17	(34)	22	(103)

Net interest and other financial costs (income)	82	13	132	(8)
Income before income taxes	171	287	48	217
Income tax provision (Note 9)	70	65	166	81

Net income (loss)	101	222	(118)	136
Less: Net income attributable to noncontrolling interests	-	-	-	-

Net income (loss) attributable to United States Steel Corporation	$101	$222	$(118)	$136

Income (loss) per common share (Note 11):
Net income (loss) per share attributable to United States Steel Corporation shareholders:
- Basic	$0.70	$1.54	$(0.82)	$0.95
- Diluted	$0.62	$1.33	$(0.82)	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Net income (loss) attributable to United States Steel Corporation	$101	$222	$(118)	$136
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	(91)	22	16	97
Changes in pension and other employee benefit accounts	66	67	136	131

Other comprehensive income (loss)	(25)	89	152	228

Comprehensive income attributable to United States Steel Corporation	$76	$311	$34	$364

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$565	$408
Receivables, less allowance of $54 and $64	2,296	1,921
Receivables from related parties (Note 18)	173	132
Receivables sold to third party conduits (Note 14)	-	380
Inventories (Note 12)	2,412	2,775
Deferred income tax benefits (Note 9)	116	114
Other current assets	63	44

Total current assets	5,625	5,774
Property, plant and equipment	16,459	16,572
Less accumulated depreciation and depletion	10,143	9,993

Total property, plant and equipment, net	6,316	6,579
Investments and long-term receivables, less allowance of $3 in both periods	643	683
Intangibles – net (Note 5)	257	262
Goodwill (Note 5)	1,781	1,783
Assets held for sale (Note 4)	-	41
Deferred income tax benefits (Note 9)	472	649
Other noncurrent assets	310	302

Total assets	$15,404	$16,073
Liabilities
Current liabilities:
Accounts payable	$1,920	$1,977
Accounts payable to related parties (Note 18)	110	86
Bank checks outstanding	56	24
Payroll and benefits payable	1,019	1,003
Accrued taxes	152	118
Accrued interest	48	41
Short-term debt and current maturities of long-term debt (Note 14)	5	20
Borrowings under Receivables Purchase Agreement (Note 14)	-	380

Total current liabilities	3,310	3,649
Long-term debt, less unamortized discount (Note 14)	3,801	3,828
Employee benefits	4,287	4,600
Deferred credits and other noncurrent liabilities	473	495

Total liabilities	11,871	12,572

Contingencies and commitments (Note 19)
Stockholders’ Equity (Note 17):
Common stock (150,925,911 shares issued) (Note 11)	151	151
Treasury stock, at cost (6,647,626 and 6,921,952 shares)	(521)	(550)
Additional paid-in capital	3,633	3,650
Retained earnings	3,484	3,616
Accumulated other comprehensive loss	(3,215)	(3,367)

Total United States Steel Corporation stockholders’ equity	3,532	3,500

Noncontrolling interests	1	1

Total liabilities and stockholders’ equity	$15,404	$16,073

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2012	2011
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss) income	$(118)	$136
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization (Note 5)	327	340
Provision for doubtful accounts	(3)	5
Pensions and other postretirement benefits	(111)	55
Deferred income taxes	107	43
Net loss (gain) on disposal of assets (Notes 4 and 19)	309	(10)
Currency remeasurement loss (gain)	6	(145)
Distributions received, net of equity investees income	(7)	(26)
Changes in:
Current receivables	(159)	(591)
Inventories	252	(275)
Current accounts payable and accrued expenses	158	346
Income taxes receivable/payable	22	151
Bank checks outstanding	31	4
All other, net	47	5

Net cash provided by operating activities	861	38

Investing activities:
Capital expenditures (a)	(397)	(401)
Disposal of assets	133	16
Change in restricted cash, net	10	22
Investments, net	(1)	(16)

Net cash used in investing activities	(255)	(379)

Financing activities:
Revolving credit facilities – borrowings	523	1,273
– repayments	(653)	(1,100)
Receivables Purchase Agreement Payments	(380)	-
Issuance of long-term debt, net of financing costs	392	-
Repayment of long-term debt	(315)	(14)
Common stock issued	-	4
Dividends paid	(14)	(14)

Net cash (used in) provided by financing activities	(447)	149

Effect of exchange rate changes on cash	(2)	7

Net increase (decrease) in cash and cash equivalents	157	(185)
Cash and cash equivalents at beginning of year	408	578

Cash and cash equivalents at end of period	$565	$393

(a)

Excludes the change in accrued capital expenditures of $40 million for the six months ended June 30, 2012. The change in accrued capital expenditures was immaterial for the six months ended June 30, 2011.

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

The results of segment operations for the three months ended June 30, 2012 and 2011 are:

(In millions) Second Quarter 2012	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$3,356	$539	$3,895	$45	$177
USSE	763	26	789	-	34
Tubular	871	2	873	-	103

Total reportable segments	4,990	567	5,557	45	314
Other Businesses	27	36	63	(1)	16
Reconciling Items and Eliminations	-	(603)	(603)	-	(77)
Total	$5,017	$-	$5,017	$44	$253
Second Quarter 2011
Flat-rolled	$3,304	$362	$3,666	$34	$374
USSE	1,096	60	1,156	-	(18)
Tubular	695	2	697	(3)	31

Total reportable segments	5,095	424	5,519	31	387
Other Businesses	25	127	152	-	9
Reconciling Items and Eliminations	-	(551)	(551)	-	(96)
Total	$5,120	$-	$5,120	$31	$300

The results of segment operations for the six months ended June 30, 2012 and 2011 are:

(In millions) First Six Months 2012	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$6,656	$990	$7,646	$73	$360
USSE	1,578	75	1,653	-	-
Tubular	1,817	3	1,820	(3)	232

Total reportable segments	10,051	1,068	11,119	70	592
Other Businesses	138	92	230	(2)	33
Reconciling Items and Eliminations	-	(1,160)	(1,160)	-	(445)
Total	$10,189	$-	$10,189	$68	$180
First Six Months 2011
Flat-rolled	$6,273	$651	$6,924	$47	$338
USSE	2,319	61	2,380	-	(23)
Tubular	1,337	3	1,340	(9)	63

Total reportable segments	9,929	715	10,644	38	378
Other Businesses	55	136	191	1	22
Reconciling Items and Eliminations	-	(851)	(851)	-	(191)
Total	$9,984	$-	$9,984	$39	$209

The following is a schedule of reconciling items to loss from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Items not allocated to segments:
Postretirement benefit expense (a)	$(77)	$(96)	$(154)	$(191)
Other items not allocated to segments:
Net loss on the sale of assets (Note 4)	-	-	$(310)	-
Property tax settlements (b)	-	-	19	-

Total other items not allocated to segments	-	-	(291)	-

Total reconciling items	$(77)	$(96)	$(445)	$(191)

(a)

Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.

(b)	Reflects the effects of Michigan property tax settlements that occurred in the first quarter 2012.

4.	Dispositions

The net loss on disposal of assets for the first six month of 2012 primarily relates to the following dispositions:

U. S. Steel Serbia

On January 31, 2012, U. S. Steel sold USSS to the Republic of Serbia for a purchase price of one dollar. In addition, USSK received a $40 million payment for certain intercompany balances owed by USSS for raw materials and support services. As a result of this transaction, U. S. Steel recorded a total non-cash pretax charge of $399 million.

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

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2012 are as follows:

	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at December 31, 2011	$945	$4	$834	$1,783
Currency translation	(2)	-	-	(2)

Balance at June 30, 2012	$943	$4	$834	$1,781

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

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of June 30, 2012			As of December 31, 2011
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$219	$49	$170	$219	$44	$175
Other	2-20 Years	22	10	12	22	10	12

Total amortizable intangible assets		$241	$59	$182	$241	$54	$187

The carrying amount of acquired water rights with indefinite lives as of June 30, 2012 and December 31, 2011 totaled $75 million. The water rights are tested for impairment annually in the third quarter by comparing the fair value of acquired water rights with their carrying amount. The 2011 and prior year tests indicated that the fair value of the water rights exceeded the carrying value. Accordingly, no impairment loss was recognized.

Amortization expense was $2 million and $3 million for the three months ended June 30, 2012 and 2011, respectively and was $5 million and $6 million for the six months ended June 30, 2012 and 2011, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is $6 million for the remaining portion of 2012 and $11 million each year from 2013 to 2016.

6.	Pensions and Other Benefits

The following table reflects the components of net periodic benefit cost for the three months ended June 30, 2012 and 2011:

	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost	$30	$28	$8	$6
Interest cost	117	130	46	53
Expected return on plan assets	(153)	(158)	(29)	(27)
Amortization of prior service cost	4	5	5	7
Amortization of actuarial net loss	88	88	-	1

Net periodic benefit cost, excluding below	86	93	30	40
Multiemployer plans	17	16	-	-

Net periodic benefit cost	$103	$109	$30	$40

The following table reflects the components of net periodic benefit cost for the six months ended June 30, 2012 and 2011:

	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost	$59	$56	$15	$12
Interest cost	233	256	91	105
Expected return on plan assets	(306)	(312)	(57)	(53)
Amortization of prior service cost	9	10	11	13
Amortization of net actuarial loss	176	176	-	3

Net periodic benefit cost, excluding below	171	186	60	80
Multiemployer plans	34	31	-	-
Settlement, termination and curtailment benefits	(2)	-	-	-

Net periodic benefit cost	$203	$217	$60	$80

Employer Contributions

During the first six months of 2012, U. S. Steel made a voluntary contribution of $140 million to its main defined benefit pension plan. U. S. Steel also made $46 million in required cash contributions to the USSC pension plans, cash payments of $34 million to the Steelworkers’ Pension Trust and $16 million to other defined benefit pension plans.

During the first six months of 2012, cash payments of $152 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $11 million and $9 million for the three months ended June 30, 2012 and 2011, respectively. Company contributions to defined contribution plans totaled $21 million and $19 million for the six months ended June 30, 2012 and 2011, respectively.

7.	Interest Expense and Other Financial Costs (Income)

Interest expense for the three and six months of 2012 includes an $18 million premium associated with the April 2012 redemption of all of our $300 million 5.65% Senior Notes due June 1, 2013.

Other financial costs (income) include financing costs, derivatives gains and losses and foreign currency gains and losses. Foreign currency gains and losses are a result of foreign currency denominated assets and liabilities that require remeasurement. During the three months ended June 30, 2012 and 2011, net foreign currency losses of $10 million and gains of $41 million, respectively, were recorded in other financial costs (income). During the six months ended June 30, 2012 and 2011, net foreign currency losses of $8 million and gains of $118 million, respectively, were recorded in other financial costs (income). The net foreign currency gains during the three and six months ended June 30, 2011 were primarily due to the accounting remeasurement of a U.S. dollar-denominated intercompany loan to a European entity, partially offset by losses on euro-U.S. dollar derivatives activity. Effective January 1, 2012, the functional currency of the European entity changed from the euro to the U.S. dollar because of significant changes in economic facts and circumstances, including the sale of U. S. Steel Serbia. This change in functional currency has been applied on a prospective basis since January 1, 2012.

See note 13 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

8.	Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors under several stock-based employee compensation plans, which are more fully described in note 14 of the United States Steel Corporation 2011 Annual Report on Form 10-K. An aggregate of 15,450,000 shares of U. S. Steel common stock may be issued under the plans. As of June 30, 2012, 5,352,217 shares are available for future grants.

U. S. Steel recognized pre-tax stock-based compensation cost in the amount of $10 million and $8 million in the three months ended June 30, 2012 and 2011, respectively, and $19 million and $16 million in the first six months of 2012 and 2011, respectively.

Recent grants of stock-based compensation consist of stock options, restricted stock units and performance awards. The following table is a general summary of the awards made under the plans.

	May 2012 Grant		May 2011 Grant
Grant Details	Shares (a)	Fair Value (b)	Shares (a)	Fair Value (b)
Stock Options	1,449,380	$11.95	707,060	$24.39
Restricted Stock Units	867,600	$22.31	421,000	$45.81
Performance Awards (c)	286,470	$25.36	85,040	$65.47

(a)	The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b)	Per share amounts
(c)	The number of Performance Awards shown represents the target value of the award.

As of June 30, 2012, total future compensation cost related to nonvested stock-based compensation arrangements was $58 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.5 years.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions	May 2012 Grant	May 2011 Grant
Grant date price per share of option award	$22.31	$45.81
Expected annual dividends per share, at grant date	$0.20	$0.20
Expected life in years	5.0	5.0
Expected volatility	68%	64%
Risk-free interest rate	0.8%	1.8%
Grant date fair value per share of unvested option awards as calculated from above	$11.95	$24.39

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

Tax provision

For the six months ended June 30, 2012 and 2011, we recorded a tax provision of $166 million on our pretax income of $48 million and a tax provision of $81 million on our pretax income of $217 million, respectively. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have recorded full valuation allowances on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. In addition, no material tax benefit was recorded on the loss on the sale of USSS.

The tax provision for the first six months of 2012 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2012 pretax results for U.S. and foreign income or loss vary from estimates applied at the end of the most recent interim period, the actual tax provision or benefit recognized in 2012 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2012.

Unrecognized tax benefits

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance found in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $108 million at June 30, 2012 and $110 million at December 31, 2011. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $99 million and $100 million as of June 30, 2012 and December 31, 2011, respectively.

U. S. Steel is under examination by tax authorities in multiple jurisdictions for various tax years. In conjunction with the conclusion of certain audits, U. S. Steel expects to reduce its liability for unrecognized tax benefits by $17 million and record a corresponding tax benefit during the third quarter of 2012.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of June 30, 2012 and December 31, 2011, U. S. Steel had accrued liabilities of $8 million and $6 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have any liabilities recorded for income tax penalties.

Deferred taxes

As of June 30, 2012, the net domestic deferred tax asset was $526 million compared to $697 million at December 31, 2011. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

As of June 30, 2012, the net foreign deferred tax asset was $62 million, net of established valuation allowances of $979 million. At December 31, 2011, the net foreign deferred tax asset was $66 million, net of established valuation allowances of $1,018 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar and the euro. At December 31, 2011, a full valuation allowance was recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. On January 31, 2012, U. S. Steel sold USSS (see note 4) and the Serbian deferred tax assets and offsetting valuation allowance were removed in the first quarter 2012 in connection with the sale.

If evidence changes and it becomes more likely than not that the Company will realize the foreign deferred tax assets, the valuation allowance of $975 million for Canadian deferred tax assets as of June 30, 2012, would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense.

10.	Significant Equity Investments

Summarized income statement information for our significant equity investments for the six months ended June 30, 2012 and 2011 is reported below (in millions, amounts represent 100% of investee financial information):

(In millions)	2012	2011
Net sales	$1,305	$1,114
Cost of sales	915	878
Operating income	337	214
Net income	333	211
Net income attributable to significant equity investments	333	211

11.	Net Income (Loss) and Dividends Per Common Share

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

The computations for basic and diluted income (loss) per common share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Net income (loss) attributable to United States Steel
Corporation shareholders	$101	$222	$(118)	$136
Plus income effect of assumed conversion-interest on convertible notes	6	5	-	11

Net income (loss) after assumed conversion	$107	$227	$(118)	$147

Weighted-average shares outstanding (in thousands):
Basic	144,176	143,922	144,123	143,863
Effect of convertible notes	27,059	27,059	-	27,059
Effect of stock options, restricted stock units and performance awards	181	610	-	661

Adjusted weighted-average shares outstanding, diluted	171,416	171,591	144,123	171,583

Basic income (loss) per common share	$0.70	$1.54	$(0.82)	$0.95

Diluted income (loss) per common share	$0.62	$1.33	$(0.82)	$0.85

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Securities granted under the 2005 Stock Incentive Plan	4,330	1,943	5,575	1,366
Securities convertible under the Senior Convertible Notes	-	-	27,059	-

Total	4,330	1,943	32,634	1,366

Dividends Paid Per Share

The dividend for each of the first and second quarters of 2012 and 2011 was five cents per common share.

12.	Inventories

Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At June 30, 2012 and December 31, 2011, the LIFO method accounted for 60 percent and 54 percent of total inventory values, respectively.

(In millions)	June 30, 2012	December 31, 2011
Raw materials	$821	$1,178
Semi-finished products	963	953
Finished products	534	548
Supplies and sundry items	94	96

Total	$2,412	$2,775

Current acquisition costs were estimated to exceed the above inventory values by $1.3 billion and $1.1 billion at June 30, 2012 and December 31, 2011, respectively. Cost of sales was reduced by $6 million and increased by $9 million in the three months ended June 30, 2012 and 2011, respectively, as a result of liquidations of LIFO inventories. Cost of sales was reduced by $11 million and $3 million in the six months ended June 30, 2012 and 2011, respectively, as a result of liquidations of LIFO inventories.

Inventory includes $87 million of land held for residential or commercial development as of June 30, 2012 and December 31, 2011.

13.	Derivative Instruments

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

As of June 30, 2012, U. S. Steel held euro forward sales contracts with a total notional value of approximately $468 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

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

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011:

(In millions)	Balance Sheet Location	Fair Value June 30, 2012	Fair Value December 31, 2011
Foreign exchange forward contracts	Accounts receivable	$23	$31

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
(In millions)		Three Months ended June 30, 2012	Six Months ended June 30, 2012
Foreign exchange forward contracts	Other financial costs/income	$26	$13

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended June 30, 2011	Six Months ended June 30, 2011
Foreign exchange forward contracts	Other financial costs/income	($9)	($34)

In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.

14.	Debt

(In millions)	Interest Rates %	Maturity	June 30, 2012	December 31, 2011
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	-
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	863
2013 Senior Notes	5.65	2013	-	300
Province Note (C$150 million)	1.00	2015	147	147
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2030	455	455
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2012	-	11
Other capital leases and all other obligations		2012 - 2014	5	10
Amended Credit Agreement, $875 million	Variable	2016	-	-
USSK Revolver, €200 million	Variable	2013	-	129
USSK credit facilities, €80 million	Variable	2012 - 2015	-	-
USSS credit facilities, €20 and 1 billion Serbian Dinar	Variable	N/A	-	-

Total Debt			3,840	3,885
Less Province Note fair value adjustment			26	28
Less unamortized discount			8	9
Less short-term debt and long-term debt due within one year			5	20

Long-term debt			$3,801	$3,828

To the extent not otherwise discussed below, information concerning the Senior Notes, the Senior Convertible Notes and other listed obligations can be found in note 16 of the audited financial statements in the 2011 Annual Report on Form 10-K.

Issuance of Senior Notes due 2022

On March 15, 2012, U. S. Steel issued $400 million of 7.50% Senior Notes due March 15, 2022 (2022 Senior Notes). U. S. Steel received net proceeds from the offering of $392 million after fees of $8 million related to the underwriting discount and third party expenses. The majority of the net proceeds from the issuance of the 2022 Senior Notes was used in April 2012 to redeem all of our $300 million of 5.65% Senior Notes due June 1, 2013.

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

Amended Credit Agreement

As of June 30, 2012, there were no amounts drawn on the Amended Credit Agreement, which expires July 20, 2016, and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. If the value of inventory does not support the full amount of the facility or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

Receivables Purchase Agreement

As of June 30, 2012, U. S. Steel has a Receivables Purchase Agreement (RPA) under which eligible trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.

At both June 30, 2012 and December 31, 2011, eligible accounts receivable supported $625 million of availability under the RPA. At June 30, 2012, there were no receivables sold to third-party conduits under this facility. Receivables sold to third-party conduits and borrowings under the RPA of $380 million were recorded on the Consolidated Balance Sheet at December 31, 2011.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We paid $1 million in each of the three month periods ended June 30, 2012 and 2011 and $2 million in each of the six month periods ended June 30, 2012 and 2011 relating to fees on the RPA. These costs are included in other financial costs in the statement of operations.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. During the six months ended June 30, 2012 collection of accounts receivable of approximately $1,175 million were reinvested. As there were no receivables sold to third-party conduits under this facility during the six months ended June 30, 2011, there were no collections reinvested.

The eligible accounts receivable and receivables sold to third-party conduits are summarized below:

(In millions)	June 30, 2012	December 31, 2011
Balance of accounts receivable-net, eligible for sale to third-party conduits	$1,309	$1,214
Accounts receivable sold to third-party conduits	-	380

Accounts receivable-net, included in the accounts receivable balance on the balance sheet of U. S. Steel	$1,309	$834

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

Change in control event

In the event of a change in control of U. S. Steel, debt obligations totaling $3,163 million at June 30, 2012, which includes the Senior Notes and Senior Convertible Notes, may be declared immediately due and payable. In addition, the Amended Credit Agreement and the RPA may be terminated and any amount outstanding thereunder may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $19 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel Košice (USSK) credit facilities

At June 30, 2012, USSK had no borrowings under its €200 million (approximately $252 million) unsecured revolving credit facility.

At June 30, 2012, USSK had no borrowings under its €80 million credit facilities (which approximated $101 million) and the availability was approximately $100 million due to approximately $1 million of customs and other guarantees outstanding.

U. S. Steel Serbia (USSS) credit facilities

The facilities were terminated on January 31, 2012 as a result of the sale of USSS (see note 4).

15.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	June 30, 2012	December 31, 2011
Balance at beginning of year	$38	$39
Additional obligations incurred	-	2
Obligations settled (a)	(7)	(5)
Foreign currency translation effects	-	-
Accretion expense	1	2

Balance at end of period	$32	$38

(a)	Includes $2 million as a result of the sale of USSS on January 31, 2012. See note 4 for additional details.

Certain AROs related to disposal costs of the majority of fixed assets at our integrated steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

16.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding, accrued interest, receivables sold to third party conduits and borrowings under the Receivables Purchase Agreement included in the Consolidated Balance Sheet approximate fair value. See note 13 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$51	$51	$45	$45

Financial liabilities:
Debt (b)	$3,766	$3,802	$3,874	$3,827
(a)	Excludes equity method investments.
(b)	Excludes borrowings under the Receivables Purchase Agreement and capital lease obligations.

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

17.	Statement of Changes in Stockholders’ Equity

The following table reflects the first six months of 2012 and 2011 reconciliation of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

Six Months Ended June 30, 2012	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,501		$3,616	$(3,367)	$151	$(550)	$3,650	$1
Comprehensive income:
Net loss	(118)	(118)	(118)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	136	136		136
Currency translation adjustment	16	16		16
Employee stock plans	12					29	(17)
Dividends paid on common stock	(14)		(14)

Balance at June 30, 2012	$3,533	$34	$3,484	$(3,215)	$151	$(521)	$3,633	$1

Six Months Ended June 30, 2011	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,852		$3,698	$(3,068)	$151	$(580)	$3,650	$1
Comprehensive income:
Net income	136	136	136
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	131	131		131
Currency translation adjustment	97	97		97
Employee stock plans	15					30	(15)
Dividends paid on common stock	(14)		(14)
Other	(1)		(1)

Balance at June 30, 2011	$4,216	$364	$3,819	$(2,840)	$151	$(550)	$3,635	$1

18.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $322 million and $336 million for the three months ended June 30, 2012 and 2011, respectively, and $661 million and $643 million for the six months ended June 30, 2012 and 2011, respectively.

Purchases from related parties for outside processing services provided by equity investees amounted to $15 million and $16 million for the three months ended June 30, 2012 and 2011, respectively, and $28 million for both the six months ended June 30, 2012 and 2011. Purchases of iron ore pellets from related parties amounted to $61 million and $65 million for the three months ended June 30, 2012 and 2011, respectively, and $120 million and $109 million for the six months ended June 30, 2012 and 2011, respectively.

Accounts payable to related parties include amounts collected on behalf of PRO-TEC Coating Company (PRO-TEC) of $107 million and $84 million at June 30, 2012 and December 31, 2011, respectively. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to PRO-TEC’s receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $3 million and $2 million at June 30, 2012 and December 31, 2011, respectively.

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

Asbestos matters – As of June 30, 2012, U. S. Steel was a defendant in approximately 735 active cases involving approximately 3,275 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,570, or approximately 78 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the six months ended June 30, 2012, U. S. Steel paid approximately $7 million in settlements. These settlements and other dispositions resolved approximately 80 claims. New case filings in the first six months of 2012 added approximately 120 claims. At December 31, 2011, U. S. Steel was a defendant in approximately 695 active cases involving approximately 3,235 plaintiffs. During 2011, U. S. Steel paid approximately $8 million in settlements. These settlements and other dispositions resolved approximately 130 claims. New case filings in the year ended December 31, 2011 added approximately 275 claims. Most claims filed in 2012 and 2011 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 245 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

(In millions)	Six Months Ended June 30, 2012
Beginning of period	$206
Accruals for environmental remediation deemed probable and reasonably estimable	9
Payments	(8)

End of period	$207

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	June 30, 2012	December 31, 2011
Accounts payable	$20	$20
Deferred credits and other noncurrent liabilities	187	186

Total	$207	$206

Expenses related to remediation are recorded in cost of sales and totaled $6 million and $4 million for the three months ended June 30, 2012 and 2011, respectively, and $9 million and $5 million for the six months ended June 30, 2012 and 2011, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters and projects with ongoing study and scope development may exceed the accrued liabilities by as much as 15 to 30 percent.

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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of June 30, 2012, accrued liabilities for these projects totaled $3 million for the costs of ongoing studies, investigations, and design. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $45 million. Depending on agency negotiations and other factors, a portion of the UPI project may become defined in 2012.

Significant Projects with Defined Scope – As of June 30, 2012, a total of $65 million was accrued for projects at or related to Gary Works where the scope of work is defined.

Additional projects with defined scope greater than or equal to $5 million are the St. Louis Estuary and Upland Project in Duluth, Minnesota and a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of June 30, 2012, accrued liabilities for these two additional projects totaled $88 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are four other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2012 was $10 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at June 30, 2012 was $8 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $27 million at June 30, 2012 and were based on known scopes of work.

Administrative and Legal Costs – As of June 30, 2012, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2012 and 2011, such capital expenditures totaled $29 million and $44 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

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

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the European Commission. Based on actual CO2 emissions to date, USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. In the first six months of 2011, U. S. Steel entered into transactions to swap a portion of our emissions allowances and recognized a gain of $6 million.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. In June 2012, the law was changed to eliminate the tax for 2012. As a result, U. S. Steel recorded a credit to expense of $2 million in the three months ended June 30, 2012 to reverse the expense previously recorded for 2012. U. S. Steel recorded expense of $5 million and $10 million for the three and six months ended June 30, 2011, respectively. On June 28, 2012, the Constitutional Court of the Slovak Republic published its decision suspending the effectiveness of this tax pending its decision on the merits. Because the court’s decision is not yet final for 2011, none of the 2011 expense has been reversed.

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

The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. It contains operational requirements for air emissions, waste water discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Slovakia is required to adopt the directive by January 7, 2013 and is allowed only limited discretion in implementing the legislation. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016. We are evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is $350 million to $400 million over the 2013 to 2016 period. We also believe that there will be increased operating costs but are currently unable to estimate this amount.

Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $207 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – The maximum outstanding guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at June 30, 2012. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Contingencies related to the Separation from Marathon – In the event of a bankruptcy of Marathon Oil Corporation, $24 million related to the Fairfield Works Caster Lease and the coke battery lease at the Clairton Plant may be declared immediately due and payable.

Antitrust Class Actions – In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases are filed as class actions and claim treble damages for the period 2005 to present, but do not allege any damage amounts. U. S. Steel is vigorously defending these lawsuits and does not believe that it is probable a liability regarding these matters has been incurred. We are unable to estimate a range of possible loss at this time.

Randle Reef – The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures of approximately C$120 million (approximately $118 million). The national and provincial governments have each allocated C$30 million (approximately $29 million) for this project and may be willing to increase the amount to C$40 million, respectively, provided that local sources, including industry, also agree to fund C$40 million (approximately $39 million). Current local funding commitments are C$35 million (approximately $34 million). USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of June 30, 2012, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $11 million at June 30, 2012). No liability has been recorded for these guarantees as the potential loss is not probable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $168 million as of June 30, 2012, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $150 million at June 30, 2012, of which $7 million was classified as current, and $160 million at December 31, 2011, of which $14 million was classified as current.

Capital Commitments – At June 30, 2012, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $218 million.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2012	2013	2014	2015	2016	Later Years	Total
$1,103	$704	$535	$320	$303	$2,067	$5,032

The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, energy and utility services with terms ranging from two to 16 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2012, a maximum default payment of approximately $250 million would apply if U. S. Steel terminates the agreement.

Total payments relating to unconditional purchase obligations were approximately $185 million and $210 million for the three months ended June 30, 2012 and 2011, respectively, and $370 million and $360 million for the six months ended June 30, 2012 and 2011, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1A. Risk Factors in this Form 10-Q. References in this Quarterly Report on Form 10-Q to “U. S. Steel,” “the Company,” “we,” “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context.

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

Since January 31, 2012 our U. S. Steel Europe (USSE) reportable segment consists of USSK. Prior to that date, USSS was also included.

In order to provide a better understanding of the USSE segment results, we include the following non-GAAP financial measures to show USSK results included in the USSE segment:

(Dollars in millions except average realized price amounts)	Second Quarter 2012	Second Quarter 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
USSK results
Income from operations	$34	$26	$17	$57
Shipments (a)	955	826	1,927	1,859
Raw steel production (a)	1,173	1,036	2,325	2,220
Raw steel capability utilization	94%	83%	93%	90%
Average realized price ($/net ton)	$767	$951	$761	$891

(a)	Thousands of net tons

Net sales by segment for the second quarter and first six months of 2012 and 2011 are set forth in the following table:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollars in millions, excluding intersegment sales)	2012	2011	% Change	2012	2011	% Change
Flat-rolled Products (Flat-rolled)	$3,356	$3,304	2%	$6,656	$6,273	6%
U. S. Steel Europe (USSE)	763	1,096	-30%	1,578	2,319	-32%
Tubular Products (Tubular)	871	695	25%	1,817	1,337	36%

Total sales from reportable segments	4,990	5,095	-2%	10,051	9,929	1%
Other Businesses	27	25	8%	138	55	151%

Net sales	$5,017	$5,120	-2%	$10,189	$9,984	2%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended June 30, 2012 versus the quarter ended June 30, 2011 is set forth in the following table:

Quarter Ended June 30, 2012 versus Quarter Ended June 30, 2011

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	3%	-5%	0%	0%	4%	2%
USSE	-14%	-4%	-2%	-10%	0%	-30%
Tubular	15%	8%	2%	0%	0%	25%

(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $5,017 million in the second quarter of 2012, compared with $5,120 million in the same quarter last year. The slight increase in sales for the Flat-rolled segment reflected higher shipments (increase of 50 thousand tons) offset by lower average realized prices (decrease of $31 per ton). The decrease in sales for the European segment was primarily due to decreased shipments (decrease of 183 thousand tons) primarily due to the sale of USSS, decreased average realized prices (decrease of $163 per ton) and changes in foreign currency translation effects. The increase in sales for the Tubular segment primarily reflected higher average realized prices (increase of $141 per ton) and shipments (increase of 69 thousand tons) as a result of increased drilling activity, mainly due to the continued strength of oil directed drilling.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2012 versus the six months ended June 30, 2011 is set forth in the following table:

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	3%	1%	0%	0%	2%	6%
USSE	-21%	-4%	-1%	-6%	0%	-32%
Tubular	20%	15%	1%	0%	0%	36%

(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $10,189 million in the first six months of 2012, compared with $9,984 million in the same period last year. The increase in sales for the Flat-rolled segment primarily reflected higher shipments (increase of 188 thousand tons) and average realized prices (increase of $7 per ton) as a result of improved end user demand and higher average contract prices. The decrease in sales for the European segment was primarily due to decreased shipments (decrease of 583 thousand tons) primarily due to the sale of USSS, and decreased average realized prices (decrease of $113 per ton) and changes in foreign currency translation effects. The increase in sales for the Tubular segment primarily reflected higher average realized prices (increase of $211 per ton) and shipments (increase of 173 thousand tons) as a result of increased drilling activity, mainly due to the continued strength of oil directed drilling.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $103 million in the second quarter of 2012, compared to $109 million in the second quarter of 2011. Defined benefit and multiemployer pension plan costs totaled $203 million in the first six months of 2012, compared to $217 million in the first six months of 2011. The $6 million and $14 million decrease for the quarter and six month period, respectively, are primarily due to the natural maturation of our pension plans and a higher market related value of assets, partially offset by a decrease in the discount rate and the expected rate of return period over period.

The recently enacted pension stabilization legislation includes a revised interest rate formula used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula is expected to result in higher interest rates compared to prior law over the next few years which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions. U. S. Steel made voluntary contributions to our main U.S. defined benefit plan of $140 million in the first quarter of 2012 and for several prior years. U. S. Steel will likely make voluntary contributions of similar amounts in future periods in order to continue to mitigate potentially larger mandatory contributions in later years. Assuming future asset performance consistent with our expected long-term earnings rate assumption of 7.75%, we anticipate that the pension stabilization legislation interest rate changes will allow us to continue to make voluntary contributions of approximately $140 million per year through 2015 before we could be required to contribute more than that amount should the current low interest rate environment persist.

The foregoing statements regarding future minimum required cash contributions to our main defined benefit pension plan are forward-looking statements. Factors that may affect our future minimum required contributions to our main defined benefit pension plan include: any voluntary contributions that we may make, future pension plan asset performance, actual interest rates under the law, and the impacts of business acquisitions or divestitures, union negotiated benefit changes and future government regulations.

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

Costs related to defined contribution plans totaled $11 million and $21 million in the second quarter and first six months of 2012, respectively, compared to $9 million and $19 million in the comparable periods in 2011.

Other benefits costs, including multiemployer plans, totaled $30 million and $60 million in the second quarter and first six months of 2012, respectively, compared to $40 million and $80 million in the corresponding periods of 2011. The decrease in other benefit costs is primarily a result of Medicare program changes, especially those related to the adoption of the new Employer Group Waiver Plan structure. As additional actual cost experience becomes available under the Employer Group Waiver Plan structure, the Company will re-evaluate its initial assessment of savings under this program.

Selling, general and administrative expenses

Selling, general and administrative expenses were $173 million and $346 million in the second quarter and first six months of 2012, compared to $189 million and $369 million in the second quarter and first six months of 2011. The decrease in both periods is primarily related to the sale of USSS offset with a slight increase in employee costs as a result of an increase in the number of employees.

Income (loss) from operations by segment for the second quarter and first six months of 2012 and 2011 is set forth in the following table:

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2012	2011		2012	2011
Flat-rolled	$177	$374	-53%	$360	$338	7%
USSE	34	(18)	NM	—	(23)	100%
Tubular	103	31	NM	232	63	NM

Total income from reportable segments	314	387	-19%	592	378	57%
Other Businesses	16	9	78%	33	22	50%

Segment income from operations	330	396	-17%	625	400	56%
Postretirement benefit expense	(77)	(96)	-20%	(154)	(191)	-19%

Other items not allocated to segments:
Net loss on sale of assets	—	—		(310)	—
Property tax settlements	—	—		19	—

Total income from operations	$253	$300	-16%	$180	$209	-14%

Segment results for Flat-rolled

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Income from operations ($ millions)	$177	$374	-53%	$360	$338	7%
Gross margin	9.5%	15.6%	-39%	10.2%	10.3%	-1%
Raw steel production (mnt)	4,688	4,894	-4%	9,731	9,492	3%
Capability utilization	77%	81%	-5%	80%	79%	1%
Steel shipments (mnt)	3,986	3,936	1%	8,078	7,890	2%
Average realized steel price per ton	$772	$803	-4%	$768	$761	1%

The decrease in Flat-rolled results in the second quarter of 2012 compared to the same period in 2011 resulted from a decrease of $31 per ton in average realized prices (approximately $120 million), increased other operating costs (approximately $65 million, which includes facility maintenance and outage costs), higher raw materials costs (approximately $45 million) and unfavorable changes from steel substrate sales to our Tubular segment (approximately $40 million). These decreases were partially offset by reduced energy costs primarily due to lower natural gas prices (approximately $65 million) and an increase of 50 thousand tons in shipments (approximately $10 million).

The improvement in Flat-rolled results in the first half of 2012 compared to the same period in 2011 resulted mainly from decreased energy costs primarily due to a reduction in natural gas prices (approximately $110 million) and an increase of $7 per ton in average realized prices (approximately $60 million) and an increase of 188 thousand tons in shipments (approximately $30 million). These improvements were partially offset by increased other operating costs (approximately $75 million, which includes facility maintenance and outage costs), unfavorable changes from steel substrate sales to our Tubular segment (approximately $35 million) higher accruals for profit-based payments (approximately $30 million), decreased shipment volumes (approximately $25 million) and higher raw material costs (approximately $15 million).

Segment results for USSE

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Income (loss) from operations ($ millions)	$34	($18)	NM	$—	($23)	100%
Gross margin	12.0%	6.3%	90%	7.7%	5.9%	31%
Raw steel production (mnt)	1,173	1,431	-18%	2,413	3,112	-22%
Capability utilization	94%	78%	21%	89%	85%	5%
Steel shipments (mnt)	955	1,138	-16%	2,000	2,583	-23%
Average realized steel price per ton	$767	$930	-18%	$757	$870	-13%

The improvement in USSE results in the second quarter of 2012 compared to the same period in 2011 was primarily due to lower raw materials costs (approximately $75 million), the elimination of operating losses subsequent to January 31, 2012 associated with our former Serbian operations (which were approximately $45 million in the 2011 period), decreased other operating costs (approximately $40 million, which includes operating efficiencies due to increased production volume at USSK) and an increase of 129 thousand tons in shipments at USSK (approximately $15 million). These improvements were partially offset by a decrease in average realized prices for USSK (approximately $90 million), unfavorable foreign currency translation effects (approximately $25 million) and increased energy costs primarily due to an increase in electricity costs (approximately $5 million).

The improvement in USSE results in the first half of 2012 compared to the same period in 2011 was primarily due to lower raw materials costs (approximately $120 million), the elimination of operating losses subsequent to January 31, 2012 associated with our former Serbian operations (approximately $65 million), decreased other operating costs (approximately $30 million, which includes operating efficiencies due to increased production volume at USSK) and an increase of 68 thousand tons in shipments at USSK (approximately $10 million). These improvements were partially offset by a decrease in average realized prices for USSK (approximately $140 million), unfavorable foreign currency translation effects (approximately $35 million) and increased energy costs primarily due to an increase in electricity costs (approximately $25 million).

Segment results for Tubular

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Income from operations ($ millions)	$103	$31	NM	$232	$63	NM
Gross margin	14.5%	8.4%	73%	15.8%	8.9%	78%
Steel shipments (mnt)	493	424	16%	1,022	849	20%
Average realized steel price per ton	$1,706	$1,565	9%	$1,717	$1,506	14%

The improvement in Tubular results in the second quarter of 2012 as compared to the same period in 2011 resulted mainly from an increase of $141 per ton in average realized prices (approximately $60 million), lower raw materials costs (approximately $30 million) and an increase of 69 thousand tons in shipments (approximately $15 million) partially offset by increased other operating costs (approximately $30 million, which includes spending for operating supplies).

The improvement in Tubular results in the first half of 2012 as compared to the same period in 2011 resulted mainly from an increase of $211 per ton in average realized prices (approximately $165 million), an increase of 173 thousand tons in shipments (approximately $50 million), and lower raw materials costs (approximately $35 million) partially offset by increased other operating costs (approximately $80 million, which includes facility maintenance and spending for operating supplies).

Results for Other Businesses

Other Businesses had income of $16 million and $33 million in the second quarter and first half of 2012, compared to income of $9 million and $22 million in the second quarter and first half of 2011.

Items not allocated to segments

We recorded a $310 million pretax net loss on the sale of assets in the first half of 2012 which consisted of a pretax loss of $399 million related to the sale of USSS and a pretax gain of $89 million related to the sale of a majority of the operating assets of the Birmingham Southern Railroad.

The decrease in postretirement benefit expense in the second quarter and first half of 2012 as compared to the same period in 2011 resulted from lower pension expense primarily due to the natural maturation of the pension plans and lower retiree medical expense caused by a number of Medicare program changes, particularly the adoption of a new Employer Group Waiver Plan structure for most medicare drug participants.

We recorded a pretax gain of $19 million related to property tax settlements that occurred in the first half of 2012. This was reflected as a reduction to our cost of sales.

Net interest and other financial costs

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Interest and other financial costs	$73	$55	33%	$129	$113	14%
Interest income	(1)	(1)	0%	(5)	(3)	67%
Foreign currency (gains) losses	10	(41)	NM	8	(118)	NM

Total	$82	$13	NM	$132	$(8)	NM

The unfavorable change in net interest and other financial costs in the second quarter and first six months of 2012 as compared to the same periods last year were primarily due to an $18 million redemption premium associated with the April 2012 redemption of all of our $300 million 5.65% Senior Notes due June 1, 2013. The foreign currency gains during the three and six months ended June 30, 2011 primarily resulted from the accounting remeasurement effects on a U.S. dollar-denominated intercompany loan from a U.S. subsidiary to a European entity partially offset by euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exchange rate exposure. Effective January 1, 2012, the functional currency of the European entity changed from the euro to the U.S. dollar because of significant changes in economic facts and circumstances, including the sale of USSS. This change in functional currency has been applied on a prospective basis since January 1, 2012. For additional information on U. S. Steel’s foreign currency exchange activity, see note 13 to the Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

The income tax provision was $70 million and $166 million in the second quarter and first six months of 2012 compared to $65 million and $81 million in the respective periods of 2011. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have recorded a full valuation allowance on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. In addition, no material tax benefit was recorded on the loss on the sale of USSS.

The tax provision for the first six months of 2012 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, operating performance and cost estimates. To the extent that actual 2012 pretax results for U.S. and foreign income or loss vary from estimates made at the end of the most recent interim period, the actual tax provision or benefit recognized in 2012 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2012.

The net domestic deferred tax asset was $526 million at June 30, 2012 compared to $697 million at December 31, 2011. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the domestic deferred tax assets will be realized.

At June 30, 2012, the net foreign deferred tax asset was $62 million, net of established valuation allowances of $979 million. At December 31, 2011, the net foreign deferred tax asset was $66 million, net of established valuation allowances of $1,018 million. At December 31, 2011, a full valuation allowance was recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. On January 31, 2012, U. S. Steel sold USSS and the Serbian deferred tax assets and the offsetting valuation allowance were removed in the first quarter of 2012 in connection with the sale. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar and the euro. If evidence changes and it becomes more likely than not that the Company will realize the foreign deferred tax assets, the valuation allowance of $975 million for Canadian deferred tax assets as of June 30, 2012, would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense.

For further information on income taxes see note 9 to the Financial Statements.

Net income (loss) attributable to United States Steel Corporation was $101 million and $(118) million in the second quarter and first six months of 2012, respectively, compared to net income of $222 million and $136 million in the second quarter and first six months of 2011, respectively. The changes primarily reflect the factors discussed above.

BALANCE SHEET

Receivables increased by $416 million, or 20%, from year-end 2011. Sales in the latter part of a quarter typically represent the majority of the receivables as of the end of the quarter. The increase in receivables at the end of the second quarter compared to year-end 2011 primarily reflected increased average realized prices partially offset by the sale of USSS.

Receivables sold to third party conduits as of December 31, 2011 reflect accounts receivable sold to third party conduits under our Receivables Purchase Agreement (RPA). As of June 30, 2012, there were no receivables sold to third party conduits under the RPA.

Inventories decreased by $363 million from year-end 2011 due to the sale of USSS and a reduction in raw material inventories.

Assets held for sale as of December 31, 2011 reflected the majority of the operating assets of Birmingham Southern Railroad and the Port Birmingham Terminal that were sold on February 1, 2012 (See Note 4 to the Financial Statements).

Property, plant and equipment, net decreased by $263 million from year-end 2011 primarily due to the sale of USSS.

Borrowings under Receivables Purchase Agreement as of December 31, 2011 reflects the outstanding borrowings under our RPA. As of June 30, 2012, there were no borrowings outstanding under our RPA.

Employee benefits decreased by $313 million from year-end 2011 primarily due to U. S. Steel’s $140 million voluntary pension contribution to its main defined benefit pension plan as well as additional benefit payments and contributions made in excess of the net periodic benefit expense recognized in the first six months of 2012.

Long-term debt, less unamortized discount decreased by $27 million due to the issuance of our $400 million 7.50% Senior Notes due 2022, which was offset by the redemption of our $300 million 5.65% Senior Notes in April 2012 and the repayment of the outstanding borrowings under USSK’s €200 million unsecured revolving credit facility.

CASH FLOW

Net cash provided by operating activities was $861 million for the first six months of 2012, compared to $38 million in the same period last year. The improvement is primarily due to improved net income, excluding a net loss of $309 million on the sale of assets, favorable changes in non-cash adjustments for foreign currency effects, changes in income taxes receivable/payable of $129 million and changes in working capital period over period partially offset by voluntary pension contributions of $140 million to our main defined benefit pension plan. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business. Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Twelve Months Ended June 30,
	2012	2011	2012	2011
Accounts Receivable Turnover	2.0	1.9	7.8	7.4
Inventory Turnover	1.8	1.8	7.2	7.5

Cash payments for capital expenditures, excluding $40 million of changes in accrued capital expenditures in the first six months of 2012, were $397 million, compared with $401 million in the same period in 2011. Flat-rolled cash payments for capital expenditures were $367 million and included spending for construction of carbon alloy facilities (coke substitute) at Gary Works, construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant, ongoing implementation of an enterprise resource planning (ERP) system and various other infrastructure and environmental projects. Tubular expenditures of $18 million consisted primarily of cash payments for capital expenditures related to heat treatment, infrastructure and environmental capital projects. USSE cash payments for capital expenditures of $9 million consisted of spending for infrastructure and environmental projects.

U. S. Steel’s contractual commitments to acquire property, plant and equipment at June 30, 2012, totaled $218 million.

Capital expenditures for 2012 are expected to total approximately $800 million and remain focused largely on strategic infrastructure and environmental projects. With regard to capital investments, we remain focused on a number of key projects of strategic importance. We have made significant progress to improve our coke self-sufficiency and reduce our reliance on purchased coke for the steel making process through the application of advanced technologies, upgrades to our existing coke facilities and increased use of natural gas and pulverized coal in our operations. Engineering and construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant in Clairton, Pennsylvania with a projected capacity of 960,000 tons is underway with completion expected near year-end 2012. We are constructing a carbon alloy facility at our Gary Works in Indiana which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility has a projected capacity of 500,000 tons per year with completion expected in the first quarter of 2013. We expect both of these projects to reach full production capability in 2013. We continue to pursue the use of natural gas in our operations, primarily in North America, given the significant cost and environmental advantages of this fuel. Related projects tend to be smaller with limited capital cost. This may enable us to minimize additional capital investments in coke and carbon alloy projects in the future. In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line under construction that is being financed at the joint venture level and is expected to reach full production by the end of 2013. We are also continuing our efforts to implement an ERP system to replace outdated information technology systems and to help us operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.

Over the longer term, we are considering business strategies to leverage our significant iron ore position in the United States and to exploit opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. We are considering an expansion of our iron ore pellet operations at our Keewatin, MN (Keetac) facility which would increase our production capability by approximately 3.6 million tons thereby increasing our iron ore self-sufficiency. The total cost as currently conceived is broadly estimated to be approximately $820 million and final permitting for the expansion was completed in December 2011. We also are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron and electric arc furnace (EAF) steelmaking. Our capital investments in the future may reflect such strategies, although we expect that iron and steelmaking through the blast furnace and basic oxygen furnace manufacturing processes will remain our primary processing technology for the long term.

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

Disposal of assets in the first six months of 2012 primarily reflects proceeds from the sale of the majority of the operating assets of Birmingham Southern Railroad Company and the Port Birmingham Terminal. Disposal of assets in the first six months of 2011 primarily reflects cash proceeds of approximately $6 million from transactions to swap a portion of the emissions allowances at USSK as well as various other transactions, none of which were individually material.

Borrowings against revolving credit facilities in the first six months of 2012 reflect amounts drawn under USSK’s €280 million total unsecured revolving credit facilities.

Repayments of revolving credit facilities in both the first six months of 2012 and 2011 reflect USSK’s repayment of the outstanding borrowings under its €280 million total unsecured revolving credit facilities.

Receivables Purchase Agreement Payments in the first six months of 2012 reflect activity under the Receivables Purchase Agreement.

Issuance of long-term debt, net of financing costs in the first six months of 2012 reflects the issuance of $400 million of 7.50% Senior Notes due 2022. U. S. Steel received net proceeds of $392 million after related discounts and other fees.

Repayment of long-term debt in the first six months of 2012 reflects the redemption of our $300 million 5.65% Senior Notes due 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes U. S. Steel’s liquidity as of June 30, 2012:

(Dollars in millions)

Cash and cash equivalents	$565
Amount available under $875 Million Credit Facility	875
Amount available under Receivables Purchase Agreement	625
Amounts available under USSK credit facilities	352

Total estimated liquidity	$2,417

As of June 30, 2012, $149 million of the total cash and cash equivalents was held by our foreign subsidiaries, which has been indefinitely reinvested.

On March 15, 2012, U. S. Steel issued $400 million of 7.50% Senior Notes due March 15, 2022 (2022 Senior Notes). U. S. Steel received net proceeds from the offering of $392 million. The majority of the net proceeds from the issuance of the 2022 Senior Notes was used in April 2012 to redeem all of our $300 million of 5.65% Senior Notes due June 1, 2013.

As of June 30, 2012, there were no amounts drawn under our $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million.

As of June 30, 2012, U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. As of June 30, 2012, eligible accounts receivable supported the maximum amount eligible for sale of $625 million and there were no outstanding borrowings under this facility.

At June 30, 2012, USSK had no borrowings under its €200 million (approximately $252 million) unsecured revolving credit facility.

At June 30, 2012, USSK had no borrowings under its €80 million credit facilities (which approximated $101 million) and the availability was approximately $100 million due to approximately $1 million of outstanding customs and other guarantees.

We may from time to time seek to retire or purchase our outstanding long-term debt in open market purchases, privately negotiated transactions, exchange transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and may be commenced or suspended at any time. The amounts involved may be material.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $138 million of liquidity sources for financial assurance purposes as of June 30, 2012.

At June 30, 2012, in the event of a change in control of U. S. Steel, debt obligations totaling $3,163 million, which includes the Senior Notes and the Senior Convertible Notes, may be declared immediately due and payable. In such an event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $19 million or provide a letter of credit to secure the remaining obligation.

The slab caster facility at Fairfield, Alabama is subject to a 24-year lease which expires in June 2013. U. S. Steel has the option to purchase the caster or to renew the lease at the end of the basic term. As required in the lease agreement, U. S. Steel issued an irrevocable notice in June 2012 stating its intent to either purchase the caster or renew the lease. Prior to lease expiration, a second irrevocable notice must be provided specifically stating whether U. S. Steel will purchase the facility or renew the lease.

The maximum outstanding guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at June 30, 2012. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Our major cash requirements in 2012 are expected to be for capital expenditures, employee benefits and working capital requirements, including purchases of raw materials. We finished the second quarter of 2012 with $565 million of available cash and $2.4 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.

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

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new material off-balance sheet arrangements during the first six months of 2012.

Environmental Matters, Litigation and Contingencies

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act (CAA) obligations and similar obligations in Europe and Canada, although ongoing compliance costs have also been significant. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted by substantially similar conditions and thus does not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to domestic mini-mills, some foreign steel producers (particularly in developing economies such as China) and producers of materials which compete with steel, all of which may not be required to incur equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to our prior disposal of environmentally sensitive materials. Many of our competitors do not have similar historical liabilities.

Our U.S. facilities are subject to the U.S. environmental standards, including the CAA, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA) and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), as well as state and local laws and regulations.

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

The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. It contains operational requirements for air emissions, waste water discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Slovakia is required to adopt the directive by January 7, 2013 and is allowed only limited discretion in implementing the legislation. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016. We are evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is $350 million to $400 million over the 2013 to 2016 period. We also believe there will be increased operating costs but are currently unable to estimate this amount.

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

Greenhouse Gas Emissions Regulation

The current and potential regulation of greenhouse gas emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of greenhouse gases such as CO2 emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating greenhouse gas emissions for certain facilities and has implemented various reporting requirements as further described below. In the last Congress, greenhouse gas legislation has passed in the House of Representatives and was introduced in the Senate. We do not know what action, if any, may be taken by the current or a new session of Congress. The U.S. Court of Appeals for the District of Columbia Circuit, recently heard oral arguments in several suits challenging the EPA’s authority to regulate greenhouse gas emissions under the CAA. In the end, the court issued an opinion essentially upholding EPA’s greenhouse gas authority. Namely, the court rejected challenges to the endangerment finding, giving the EPA authority to regulate greenhouse gases under the CAA on the basis that they pose a risk to human health. The court also rejected arguments by petitioners to dismiss inclusion of greenhouse gas emissions under the tailpipe rule, giving the EPA authority to regulate greenhouse gas emissions from mobile sources, and triggering regulation for stationary sources. The court dismissed challenges to the timing and tailoring rules citing that it lacked jurisdiction to decide the case on its merits since the court stated none of the petitioners had legal standing to challenge the timing and tailoring rules. Finally, the court declined to decide challenges to other State Implementation Plan (SIP) related rules issued by EPA regarding greenhouse gas, stating that it also lacked jurisdiction over these SIP related rules; and the rules are being challenged in different tribunals. See, e.g. Utility Air Regulatory Group v. EPA, No.11-1037 (consolidating various challenges); and Texas v. EPA, No.10-1425 (challenge brought by Texas).

The EU has established greenhouse gas regulations while in Canada, a regulatory framework for greenhouse gas emissions has been published, details of which are discussed below. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing.

The EPA has classified greenhouse gases such as CO2 as harmful gases. Under this premise, it has implemented a greenhouse gas emission monitoring and reporting requirement for all facilities emitting 25,000 metric tons or more per year of carbon dioxide, methane and nitrous oxide in CO2 equivalent quantities (CO2e). In accordance with EPA greenhouse gas emissions reporting requirements, reports for the year 2011 were completed and submitted for all required facilities by the March 31, 2012 deadline. As with previous year’s reporting, fourteen facilities submitted reports including Gary Works, East Chicago Tin Operations, Midwest Plant, Clairton Plant, Edgar Thomson, Irvin, Fairless, Fairfield Sheet, Fairfield Tubular, Granite City, Great Lakes, Lorain, Minntac, and Keetac. The Texas Operations Division is the only significant operation not required to report as its emissions were well below the 25,000 ton reporting threshold.

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

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the EC. Based on actual CO2 emissions to date, USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. In the first six months 2011, U. S. Steel entered into transactions to swap a portion of our emissions allowances and recognized a gain of $6 million.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. In June 2012, the law was changed to eliminate the tax for 2012. As a result, U. S. Steel recorded a credit to expense of $2 million in the three months ended June 30, 2012 to reverse the expense previously recorded for 2012. U. S. Steel recorded expense of $5 million and $10 million for the three and six months ended June 30, 2011, respectively. On June 28, 2012, the Constitutional Court of the Slovak Republic published its decision suspending the effectiveness of this tax pending its decision on the merits. Because the court’s decision is not yet final for 2011, none of the 2011 expense has been reversed.

For the period after 2012, the ETS will employ centralized allocation rather than national allocation plans. The new ETS also includes a cap designed to achieve an overall reduction of greenhouse gases for the ETS sectors of 21 percent in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the new ETS is still expected to lead to additional costs for steel companies in Europe. We cannot reliably estimate the future market value of CO2 emission allowances and the cost of complying with the new ETS at this time.

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

Environmental Remediation

In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 24 sites under CERCLA as of June 30, 2012. In addition, there are 13 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 39 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See note 19 to the Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the second quarter of 2012, U. S. Steel recorded a net increase of $6 million to our accruals for environmental matters for U.S. and international facilities. The total accrual for such liabilities at June 30, 2012 was $207 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in note 15 to the Financial Statements.

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

OUTLOOK

We expect total reportable segment and Other Businesses operating results to be positive in the third quarter but below our second quarter results, reflecting the continued weakness in the North American, European and emerging market economies. Average realized prices are expected to be lower for all three operating segments with total reportable segment shipments slightly lower than the second quarter. Our Tubular segment is expected to continue its trend of solid operating profits.

We expect near break-even results for our Flat-rolled segment in the third quarter due to lower average realized prices. Proceeds are expected to be lower compared to the second quarter as spot and index-based contract prices decrease. While average realized spot prices are projected to be lower for the third quarter, spot transaction prices are expected to increase as the quarter progresses. Shipments for our Flat-rolled segment are expected to be comparable to the second quarter, as end user demand appears stable and supply chain inventories remain balanced. Operating costs are expected to be comparable to the second quarter.

We expect our European segment results to remain positive but lower than the second quarter reflecting the continued economic challenges in Europe. Average realized prices are expected to decrease compared to the second quarter as lower spot market prices carry over into the third quarter. Shipments are expected to be lower as service centers and distributors maintain a conservative buying pattern to minimize inventory and Europe enters its summer holiday period. Operating costs should be comparable to the second quarter.

We expect third quarter 2012 results for our Tubular segment to be in line with the second quarter results. Shipments are expected to be lower as end users continue to adjust their drilling plans due to economic uncertainty and concern over energy prices. Similarly, average realized prices are projected to decline as supply has outpaced demand, mainly due to a substantial increase of imported products. Operating costs are expected to decrease compared to the second quarter due to lower substrate and facility maintenance costs.

LABOR AGREEMENT

We are currently negotiating with the United Steelworkers for a new labor agreement covering most of our domestic operations. The current agreement expires on September 1, 2012. We anticipate reaching a competitive agreement without a work stoppage.

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

USSE conducts business primarily in Europe. Like our North American operations, USSE is affected by the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. The sovereign debt issues and the resulting economic uncertainties are adversely affecting markets in the EU. We are subject to market conditions in those areas which are influenced by many of the same factors that affect U.S. markets, as well as matters specific to international markets such as quotas, tariffs and other protectionist measures. As previously disclosed, we sold our Serbian operations on January 31, 2012.

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

Many of these imports have violated U.S. or Canadian trade laws. Under these laws, duties can be imposed against dumped products, which are products sold at a price that is below that producer’s sales price in its home market or at a price that is lower than its cost of production. Countervailing duties (CVD) can be imposed against products that benefited from foreign government financial assistance for the benefit of the production, manufacture, or exportation of the product. For many years, U. S. Steel, other producers, customers and the United Steelworkers have sought the imposition of duties and in many cases have been successful. Such duties are generally subject to review every five years and we actively participate in such review proceedings. As in the past, U. S. Steel continues to monitor unfairly traded imports and is prepared to seek appropriate remedies against such imports.

In May 2011, the U.S. International Trade Commission (ITC) concluded its five-year (sunset) reviews of antidumping (AD) orders against hot-rolled carbon steel flat products from Brazil and Japan, a CVD order against hot-rolled steel flat products from Brazil, and a suspended AD investigation concerning hot-rolled carbon steel flat products from Russia. The ITC determined that terminating the existing suspended AD duty investigation on imports of product from Russia would likely lead to the continuation or recurrence of material injury within a reasonably foreseeable time, and that revoking the orders against product from Brazil and Japan would not likely lead to the continuation or recurrence of material injury within a reasonably foreseeable time. As a result, the orders against product from Brazil and Japan have been terminated, while the suspended investigation against product from Russia will remain suspended. U. S. Steel has appealed the ITC’s negative determinations with respect to Brazil and Japan to the U.S. Court of International Trade.

The U.S. Department of Commerce (DOC) and the ITC concluded their five-year (sunset) reviews of AD orders against seamless standard, line, and pressure pipe from Japan (large-diameter and small-diameter) and Romania (small-diameter) in August 2011 and September 2011, respectively. The DOC determined that revoking these orders would likely lead to the continuation or recurrence of dumping, and the ITC determined that revoking the orders would likely lead to the continuation or recurrence of material injury within a reasonably foreseeable time. As a result, the orders remain in place.

The DOC and the ITC concluded their five-year (sunset) reviews of an AD order against tin and chromium coated steel sheet from Japan in September 2011 and May 2012, respectively. The DOC determined that revoking this order would likely lead to the continuation or recurrence of dumping, and the ITC determined that revoking the order would likely lead to the continuation or recurrence of material injury within a reasonably foreseeable time. As a result, the order remains in place.

The DOC and the ITC concluded their five-year (sunset) reviews of a CVD order against circular welded pipe from Turkey, as well as their five-year (sunset) reviews of AD orders against circular welded pipe from Brazil, India, Mexico, South Korea, Taiwan, Thailand, and Turkey, in October 2011 and June 2012, respectively. The DOC determined that revoking these orders would likely lead to the continuation or recurrence of a countervailable subsidy or dumping, and the ITC determined that revoking the orders would likely lead to the continuation or recurrence of material injury within a reasonably foreseeable time. As a result, the orders remain in place.

In response to a decision by the U.S. Court of Appeals for the Federal Circuit, Congress passed legislation in the first quarter of 2012 clarifying its intent that the United States anti-subsidy law, also known as the CVD law, applies to non-market economy (“NME”) countries, such as China. On March 13, 2012, the President signed this legislation into law. While this issue is subject to ongoing litigation, the legislation makes it likely that the 25 current CVD orders against NME imports (24 on Chinese products, 1 on Vietnamese) will remain in effect.

The following international trade orders of interest to U. S. Steel are currently undergoing five-year (sunset) reviews in the United States: (i) AD and CVD orders on corrosion-resistant steel from Korea, (ii) an AD order on corrosion-resistant steel from Germany, and (iii) an AD order on seamless standard, line and pressure pipe from Germany.

U. S. Steel is also participating in litigation at the DOC and the ITC where domestic producers are seeking to obtain AD and CVD relief against circular welded pipe from Oman, the United Arab Emirates, Vietnam, and India (the AD case against India would cover a producer that is not subject to the AD order currently in place against imports of circular welded pipe from India.)

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2012. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company continues implementation of a corporate-wide Enterprise Resource Planning (ERP) system. There have not been any other changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
SEGMENT INCOME (LOSS) FROM OPERATIONS
Flat-rolled	$177	$374	$360	$338
U. S. Steel Europe	34	(18)	-	(23)
Tubular	103	31	232	63

Total reportable segments	314	387	592	378
Other Businesses	16	9	33	22
Items not allocated to segments	(77)	(96)	(445)	(191)

Total income from operations	$253	$300	$180	$209
CAPITAL EXPENDITURES
Flat-rolled	$151	$142	$332	$267
U. S. Steel Europe	12	44	14	67
Tubular	4	33	8	64
Other Businesses	1	2	3	3

Total	$168	$221	$357 (a)	$401
OPERATING STATISTICS
Average realized price: ($/net ton) (b)
Flat-rolled	$772	$803	$768	$761
U. S. Steel Europe	767	930	757	870
Tubular	1,706	1,565	1,717	1,506
Steel Shipments: (b)(c)
Flat-rolled	3,986	3,936	8,078	7,890
U. S. Steel Europe	955	1,138	2,000	2,583
Tubular	493	424	1,022	849

Total Steel Shipments	5,434	5,498	11,100	11,322
Raw Steel-Production: (c)
Flat-rolled	4,688	4,894	9,731	9,492
U. S. Steel Europe	1,173	1,431	2,413	3,112
Raw Steel-Capability Utilization: (d)
Flat-rolled	77%	81%	80%	79%
U. S. Steel Europe	94%	78%	89%	85%
USSK	94%	83%	93%	90%

(a)

Capital expenditures include $40 million of changes in accrued but unpaid capital expenditures for the six months ended June 30, 2012. Changes in the accrued but unpaid capital expenditures for the six months ended June 30, 2011 were not material.

(b)	Excludes intersegment transfers.
(c)	Thousands of net tons.
(d)

Based on annual raw steel production capability of 24.3 million net tons for Flat-rolled and 7.4 million net tons for USSE. Subsequent to the sale of USSS on January 31, 2012, annual raw steel production capability for USSE is 5.0 million tons.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

GENERAL LITIGATION

In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases are filed as class actions and claim treble damages for the period 2005 to present, but do not allege any damage amounts. U. S. Steel is vigorously defending these lawsuits and does not believe that it is probable a liability regarding these matters has been incurred. We are unable to estimate a range of possible loss at this time.

ENVIRONMENTAL PROCEEDINGS

Gary Works

On March 4, 2010 the EPA notified U. S. Steel that the requirements of the January 26, 1998 Clean Water Act consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. By order on June 25, 2012, the U. S. District Court terminated the consent decree in its entirety. As of June 30, 2102, project costs have amounted to $60.7 million. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel, will pay the public trustees $1 million for ecological monitoring costs after a subsequent order is entered by the court. In addition, U. S. Steel is obligated to perform, and has completed the ecological restoration in this section of the Grand Calumet River. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $2 million at June 30, 2012.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for D5 and T2; the closure plan for D2 has been through a public comment period but has not yet been approved by IDEM. D5 and TTP Area closure is complete with IDEM approval of the closure certification reports on February 1 and April 3, 2012, respectively. T2 closure is essentially complete. As of June 30, 2012, the accrued liability for estimated costs to close these sites is $17 million.

On October 23, 1998, EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Through June 30, 2012, U. S. Steel had spent $37.1 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions. U. S. Steel has completed one year of a facility wide perimeter groundwater monitoring program and submitted a report with recommendations for future continuation of the program to USEPA. U. S. Steel has also submitted a Baseline Ecological Risk Assessment work plan for addressing sediments behind the East Breakwall. In addition, U. S. Steel has received approval from USEPA to proceed with an interim stabilization measure workplan to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for all of the above projects is approximately $46 million as of June 30, 2012, based on the estimated remaining costs.

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

On February 18, 2009, U. S. Steel received a letter from IDEM alleging that Gary Works was culpable for an ambient air quality exceedance for PM10 at the IITRI Monitoring Site. In November 2010, U. S. Steel and IDEM amended the December 2006 Air Agreed Order to resolve this matter. The resolution requires U. S. Steel to continue monitoring PM10 at the IITRI monitor through December 31, 2011; implement specific best management practices at the Sinter Plant storage piles; and to complete a Supplemental Environmental Project consisting of the installation of a compressed natural gas (CNG) fueling station and adding at least seven CNG vehicles to its fleet. U. S. Steel has constructed the CNG fueling station and spent $490,000 on the project, excluding costs associated with five CNG vehicles.

On April 13, 2009, Gary Works received an NOV from EPA Region V for alleged violations of New Source Review rules for the reline of No. 13/14 during 2004-2005. U. S. Steel continues to meet with IDEM and EPA to negotiate resolution of the NOV. EPA has indicated that it has referred the matter to the DOJ. U. S. Steel, EPA, DOJ, and the Indiana Attorney General continue to discuss resolution of the matter.

On June 17, 2011, U. S. Steel received a NOV/FOV from the EPA alleging that Gary Works violated the National Emission Standards for Hazardous Air Pollutants and the Indiana State Implementation Plan and Operating Permit requirements. This NOV/FOV stems from an EPA facility inspection in August 2008 and subsequent requests for information. EPA alleges that U. S. Steel failed to properly control air emissions from the top of Blast Furnace No. 4 while beaching iron and opening blast furnace relief valves. In addition, the EPA alleged that excessive emissions from the top of Blast Furnace No. 4 occurred on December 15, 2009. Excessive levels of particulate matter opacity are alleged to have occurred as a result of the above actions. U. S. Steel provided a written response to the EPA on August 19, 2011 and continues to discuss resolution of the NOV/FOV with EPA, the DOJ, and the Indiana Attorney General.

Mon Valley Works

On March 17, 2008, U. S. Steel entered a Consent Order and Agreement (COA) with the Allegheny County Health Department (ACHD) to resolve alleged opacity limitation and pushing and traveling violations from older coke oven batteries at its Clairton Plant and to resolve alleged opacity violations from its Edgar Thomson Plant. Under the COA, U. S. Steel paid a civil penalty of $301,800 on March 25, 2008. The COA requires U. S. Steel to conduct interim repairs on existing batteries and make improvements at the Ladle Metallurgical Facility and Steelmaking Shop at the Edgar Thomson Plant. The COA also required that Batteries 1, 2 and 3 be shutdown by August 11, 2015. On September 30, 2010, U. S. Steel and ACHD amended the COA to require U. S. Steel to install two new Low Emissions Quench Towers to replace existing towers and bring Batteries 1, 2 and 3 into compliance rather than shutting them down. We are repairing existing Batteries 19 and 20 and we continue to make improvements on Batteries 1, 2 and 3. Total costs for the quench towers are estimated to be approximately $68 million while the cost of improvements at Batteries 1, 2 and 3 cannot be estimated at this time. U. S. Steel is also completing upgrades at its Edgar Thomson Plant that would reduce emissions. U. S. Steel shut down Batteries 7, 8 and 9 in 2009 as required by the COA.

On October 8, 2009, Mon Valley Clairton Plant received an NOV from ACHD alleging the Clairton Plant was culpable for hydrogen sulfide (H2S) Pennsylvania ambient air quality standard exceedances. The NOV requires U. S. Steel to submit a plan with milestones to reduce and minimize fugitive emissions of coke oven gas from the coke producing operations at Clairton including identification of coke oven gas emission sources and method of improved emission prevention and control. While U. S. Steel appealed the NOV on October 16, 2009, U. S. Steel submitted an Action Plan to ACHD that was required by the NOV. U. S. Steel and ACHD have performed H2S modeling and are in the process of evaluating all potential sources of H2S in the area. U. S. Steel and ACHD continue to meet and discuss resolution.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and field work was completed early in the second quarter of 2011. A full vegetative cover over the project area is in place and the Closure Completion Report was approved by IDEM on November 21, 2011. As of June 30, 2012, $4.3 million has been spent on the project. The remaining cost is estimated to be $186,000 for post construction monitoring work and was recorded as an accrued liability as of June 30, 2012.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $550,000. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 19 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the U.S. DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. ADEM approved the Phase II RFI work plan. In June, 2012, U. S. Steel submitted to ADEM the completion report for the Phase I Investigation of the Exum Materials Management Area that was undertaken voluntarily in October 2011. In total, the accrued liability for remaining work under the Corrective Action Program including the former Ensley facility was $591,000 at June 30, 2012, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 19 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on identified SWMUs and Areas of Contamination is complete and a Phase II workplan that addresses additional soil investigations, site wide groundwater, and the pipe mill lagoon has been agreed upon by OEPA. As of June 30, 2012, U. S. Steel has spent $806,000 on studies at this site. Costs to complete additional projects are estimated to be $434,000. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 19 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Construction and start-up of a seep collection system at the D2 landfill was completed in the third and fourth quarters of 2011. The system was required by OEPA as part of a revised Post-Closure Care Plan for the landfill. Based on system influent and effluent water quality data, additional seep water treatment will be necessary, and is being designed to meet future permit limits. As of June 30, 2012, project costs have amounted to $1.4 million. The remaining cost of the project is expected to be $84,000 and was recorded as an accrued liability as of June 30, 2012.

On November 16, 2010, OEPA issued an NOV to U. S. Steel for allegedly not submitting a complete and timely NOx Reasonably Available Control Technology (RACT) study of Lorain Tubular Operations, as required by OEPA RACT rules. To comply with OEPA NOx RACT rules, U. S. Steel installed ultra low NOx burners on the No. 4 seamless rotary furnace which were completed in April 2012. U. S. Steel is currently negotiating with Ohio EPA on establishing appropriate RACT limits for the furnace based upon testing results.

Great Lakes Works

On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order (the Order) that resolves alleged violations of Clean Water Act National Pollutant Discharge Elimination System (NPDES) permits at the Great Lakes Works facility. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. As of June 30, 2012, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements.

On October 5, 2009, after an inspection of Great Lakes Works, as part of EPA Region V’s regional enforcement initiative, U. S. Steel received an NOV/FOV from EPA Region V alleging that Great Lakes Works violated casthouse roof monitor and baghouse opacity limits; slag pit opacity limits; Basic Oxygen Process (BOP) roof monitor opacity limits; and certain permit recordkeeping and parametric monitoring requirements. U. S. Steel has met with EPA regarding the alleged violations and continues to negotiate resolution of the matter. EPA advised U. S. Steel that it has referred the matter to the DOJ. U. S. Steel EPA, DOJ and the Michigan Attorney General continue to discuss resolution of the allegations.

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

On June 17, 2011, U. S. Steel received a NOV/FOV from the EPA alleging that Great Lakes Works violated the National Emission Standards for Hazardous Air Pollutants and Michigan State Implementation Plan and Operating Permit requirements. This NOV/FOV stems from an EPA facility inspection in August 2008 and subsequent requests for information. EPA alleges that U. S. Steel failed to properly control air emissions while beaching iron and opening blast furnace relief valves. Excessive levels of particulate matter opacity are alleged to have occurred as a result of the above actions. U. S. Steel provided a written response to EPA on August 19, 2011, and continues to discuss resolution with EPA. EPA referred the matter to the DOJ. U. S. Steel, EPA, DOJ and the Michigan Attorney General continue to discuss resolution of the allegations.

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

On October 5, 2009, U. S. Steel received an NOV/FOV from EPA Region V alleging that Granite City Works: failed to apply for and obtain a Prevention of Significant Deterioration/New Source Review permit for the 1994 B Blast Furnace reline (while the furnace was owned by National Steel Corporation); exceeded BOP roof monitor opacity limits, exceeded blast furnace casthouse roof monitor opacity limits; and failed to complete certain permit recordkeeping and parametric monitoring requirements. Granite City Works has met with EPA regarding the alleged violations and continues to negotiate resolution of the matter. EPA advised U. S. Steel that it has referred the matter to the DOJ. U. S. Steel, EPA, DOJ, and the Illinois Attorney General continue to discuss resolution of the allegations.

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

Minnesota Ore Operations

U. S. Steel is currently responding to three separate Clean Air Act 114 Requests issued by EPA Region V regarding compliance with the Taconite MACT standards; and the installation and performance of low NOx burners at its Minnesota Ore Operations.

On March 2, 2012, U. S. Steel’s Keetac facility received a Notice of Violation from the Minnesota Pollution Control Agency for alleged violations of the Minnesota Fugitive Dust Rule. U. S. Steel responded to the notice on March 30, 2012 in which it respectfully contested the allegations provided in the notice.

U. S. Steel and the Minnesota Pollution Control Agency (MPCA) reached agreement on a Schedule of Compliance (SOC) to reduce air emissions at the Minntac and Keetac facilities and to address alleged water quality issues at the Minntac facility. The SOC incorporates the Keetac Expansion Mercury Agreement associated with the MPCA’s mercury Total Maximum Daily Load (TMDL) requirements and Minntac’s Title V NOx reduction requirements. A dry control system will be installed at the Minntac facility to reduce PM, PM10, PM2.5, SO2, and mercury emissions. Parts of the SOC became effective on June 9, 2011, while other parts became effective on October 19, 2011 (effective date of the Keetac Expansion Air permit). U. S. Steel expects expenditures of approximately $210 million to install dry waste gas controls at Minntac; and approximately $16 million to install low NOx burners.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of June 30, 2012, U. S. Steel has spent $17.7 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel has an accrued liability of $65 million as of June 30, 2012, for our estimated share of the remaining costs of remediation, including the construction, waste management, closure and post closure of a CAMU.

Duluth Works

The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision (ROD) signed by MPCA in 1989. As of June 30, 2012, U. S. Steel has spent $18.5 million to complete remediation on certain areas of the site. Current activity at the site is focused on completing the investigation feasibility study and remedial design of the two St. Louis River Estuary Operable Units (OUs) along with completing a feasibility study on several Upland OUs, as identified during the 5-year review of the site, conducted by the MPCA in 2008. The remaining cost of the project is estimated to be $23 million and was recorded as an accrued liability as of June 30, 2012.

Municipal Industrial Disposal Company (MIDC)

MIDC was a licensed disposal facility where U. S. Steel disposed coal tar and other wastes. The site was mismanaged by the operator and subsequently on August 30, 2002 U. S. Steel entered into a COA with the Pennsylvania Department of Environmental Protection to address the environmental issues at the site. While U. S. Steel was not the only entity to use the facility, U. S. Steel is the single remaining viable company responsible for the cleanup. An engineered remedy for the three locations at the site requiring remediation was implemented in July 2011 and is complete except for the submission of the final completion report to the agency. As of June 30, 2012, U. S. Steel has spent $11.6 million related to the project. The remaining cost of the project is estimated to be $524,000 and was recorded as an accrued liability as of June 30, 2012.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy is in development for submission to Department of Toxic Substances Control (DTSC). As of June 30, 2012, $724,000 remains for ongoing environmental studies and investigations. For the remaining two SWMU groups, investigations continue. One group may not require further action pending a No Further Action decision by the California DTSC. For the other SWMU group, it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by DTSC. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 19 to the Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Other

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. At June 30, 2012, an accrual of $354,000 remains available for these project contingencies.

On January 18, 2011, KDHE signed a Consent Agreement and Final Order (CAFO) which obligates U. S. Steel to prepare and implement a corrective action plan for two sites in Girard, Kansas. The sites are referred to as the Girard Zinc Works and the Cherokee Lanyon #2 site. The CAFO recognizes a single project incorporating the corrective action for both sites. A Final Corrective Action Completion Report was submitted to KDHE on June 4, 2012. As of June 30, 2012, U. S. Steel has an accrued liability of approximately $90,000 to conduct the remedial measures.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures was initiated in July 2010 and all field work was completed in November 2011. The accrued liability representing U. S. Steel’s share to implement the post closure monitoring program was $774,000 as of June 30, 2012.

In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. In February 2011, CN presented U. S. Steel with information indicating U. S. Steel’s connection to the site. U. S. Steel has conducted site visits as well as reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. On February 9, 2012, U. S. Steel and Wisconsin Central Ltd., a subsidiary of CN, executed a Binding Letter of Intent. The property transaction was closed on June 26, 2012. As of June 30, 2012, U. S. Steel has an accrued liability of approximately $2 million.

The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures of approximately C$120 million (approximately $118 million). The national and provincial governments have each allocated C$30 million (approximately $29 million) for this project and may be willing to increase that amount to C$40 million (approximately $39 million), respectively, provided that local sources, including industry, agree to fund C$40 million (approximately $39 million). Current local funding commitments are C$35 million (approximately $34 million). USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of June 30, 2012, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

U. S. Steel is identified as a Potentially Responsible Party (PRP) at the former Breslube-Penn operating site, an oil recycling and solvent recovery operation located in Coraopolis, PA. U. S. Steel’s allocated share of the cost among the participating PRPs is approximately 29 percent. A Record of Decision was issued by the US EPA in August 2007 and a Remedial Design was approved in 2011. As of June 30, 2012, U. S. Steel has an accrued liability of approximately $2 million reflecting U. S. Steel’s share of the cost to implement remedial measures at the site.

ASBESTOS LITIGATION

At June 30, 2012, U. S. Steel was a defendant in approximately 735 active cases involving approximately 3,275 plaintiffs. As of December 31, 2011, U. S. Steel was a defendant in approximately 695 active cases involving approximately 3,235 plaintiffs. For the period ended June 30, 2012, settlements and dismissals resulted in the disposition of approximately 80 claims and U. S. Steel paid approximately $7 million in settlements. New filings added approximately 120 claims.

About 2,570, or approximately 78 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2009 through 2012 involve individual or small groups of claimants. Historically, these claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); (2) claims made by industrial workers allegedly exposed to products formerly manufactured by U. S. Steel; and (3) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel. The ultimate outcome of any claim depends upon a myriad of legal and factual issues, including whether the plaintiff can prove actual disease, if any; actual exposure, if any, to U. S. Steel products; the duration of exposure to asbestos, if any, on U. S. Steel’s premises and the plaintiff’s exposure to other sources of asbestos. In general, the only insurance available to U. S. Steel with respect to asbestos claims is excess casualty insurance, which has multi-million dollar self-insured retentions. To date, U. S. Steel has received minimal payments under these policies relating to asbestos claims.

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 245 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases in which the plaintiffs can prove mesothelioma.

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

In every asbestos case in which U. S. Steel is named as a party, the complaints are filed against numerous named defendants and generally do not contain allegations regarding specific monetary damages sought. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants and in no case is there any allegation of monetary damages against U. S. Steel. Historically, approximately 78 percent of the cases against U. S. Steel did not specify any damage amount or stated that the damages sought exceeded the amount required to establish jurisdiction of the court in which the case was filed. (Jurisdictional amounts generally range from $25,000 to $75,000.) U. S. Steel does not consider the amount of damages alleged, if any, in a complaint to be relevant in assessing our potential exposure to asbestos liabilities.

U. S. Steel aggressively pursues grounds for the dismissal of U. S. Steel from pending cases and litigates cases to verdict where we believe litigation is appropriate. U. S. Steel also makes efforts to settle appropriate cases, especially mesothelioma cases, for reasonable, and frequently nominal, amounts.

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2009	3,050	200	190	3,040	$7
December 31, 2010	3,040	200	250	3,090	$8
December 31, 2011	3,090	130	275	3,235	$8
June 30, 2012	3,235	80	120	3,275	$7

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

The following risk factor has been updated from U. S. Steel’s Form 10-K for the year ended December 31, 2011 to reflect the potential effects from the recently enacted pension stabilization legislation.

Our retiree health care and retiree life insurance plan costs, most of which are unfunded obligations and our pension plan costs in North America are higher than those of many of our competitors. These plans create a competitive disadvantage and negatively affect our results of operations and cash flows.

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

The turmoil in financial markets during 2008 led to significant declines in the value of equity investments that are held by the trusts under our pension plans and the trust to pay for retiree health care and life insurance benefits. While some of the 2008 losses were recovered in 2009 and 2010, poorly performing global equity markets in 2011 negatively impacted our underfunded positions at December 31, 2011. Additionally, certain corporate bond rates are utilized in determining the discount rate used to measure our pension and other benefit obligations for both U.S. GAAP and funding purposes. The Federal Reserve Board has continued to suppress interest rates in an attempt to stimulate the broader American economy, which has had the direct effect of lowering the bond rates used in the determination of the appropriate discount rate. A lower discount rate reduces the funded position of these plans. The recently enacted pension stabilization legislation includes a revised interest rate formula used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula is expected to result in higher interest rates compared to prior law over the next few years which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions. This reduces, but does not eliminate, the risk of mandatory contributions.

The level of cash funding for our defined benefit pension plans in future years depends upon various factors including voluntary contributions that we may make, future pension plan asset performance, actual interest rates under the law, and the impacts of business acquisitions or divestitures, union negotiated benefit changes and future government regulations.

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

Item 6.	EXHIBITS

10.1	Form of Offer Letter to Mario Longhi. Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811

10.2

Exhibit A to Offer Letter to Mario Longhi – Supplemental Account. Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811

10.3	Non Tax-Qualified Retirement Account Program. Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811

10.4

Form of Non-Compete Agreement attached to Offer Letter to Mario Longhi. Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811

10.5	Form of Retention Performance Award Grant Agreement. Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811

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

July 31, 2012

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.