Form 10-Q
period 2012-09-30
UNITED STATES STEEL CORP
filed 2012-10-30
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Common stock outstanding at October 24, 2012 – 144,281,184 shares

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Net sales:
Net sales	$4,310	$4,769	$13,838	$14,110
Net sales to related parties (Note 19)	342	312	1,003	955

Total	4,652	5,081	14,841	15,065

Operating expenses (income):
Cost of sales (excludes items shown below)	4,311	4,560	13,414	13,679
Selling, general and administrative expenses	166	181	512	550
Depreciation, depletion and amortization (Note 5)	163	172	490	512
Income from investees	(48)	(27)	(116)	(66)
Net (gain) loss on disposal of assets (Notes 4 and 20)	(1)	-	308	(10)
Other income, net	(1)	(4)	(9)	(8)

Total	4,590	4,882	14,599	14,657

Income from operations	62	199	242	408
Interest expense (Note 7)	45	47	160	145
Interest income	(1)	(1)	(6)	(4)
Other financial costs (income) (Note 7)	1	98	23	(5)

Net interest and other financial costs	45	144	177	136
Income before income taxes	17	55	65	272
Income tax (benefit) provision (Note 9)	(27)	33	139	114

Net income (loss)	44	22	(74)	158
Less: Net income attributable to noncontrolling interests	-	-	-	-

Net income (loss) attributable to United States Steel Corporation	$44	$22	$(74)	$158

Income (loss) per common share (Note 11):
Net income (loss) per share attributable to United States Steel Corporation shareholders:
- Basic	$0.30	$0.15	$(0.51)	$1.10
- Diluted	$0.28	$0.15	$(0.51)	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Net income (loss) attributable to United States Steel Corporation	$44	$22	$(74)	$158
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	60	(136)	76	(39)
Changes in pension and other employee benefit accounts	224	67	360	198

Other comprehensive income (loss)	284	(69)	436	159

Comprehensive income (loss) attributable to United States Steel Corporation	$328	$(47)	$362	$317

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$536	$408
Receivables, less allowance of $55 and $64	2,239	1,921
Receivables from related parties (Note 19)	173	132
Receivables sold to third party conduits (Note 14)	-	380
Inventories (Note 12)	2,525	2,775
Deferred income tax benefits (Note 9)	119	114
Other current assets	54	44

Total current assets	5,646	5,774
Property, plant and equipment	16,711	16,572
Less accumulated depreciation and depletion	10,321	9,993

Total property, plant and equipment, net	6,390	6,579
Investments and long-term receivables, less allowance of $3 in both periods	645	683
Intangibles – net (Note 5)	257	262
Goodwill (Note 5)	1,814	1,783
Assets held for sale (Note 4)	-	41
Deferred income tax benefits (Note 9)	363	649
Other noncurrent assets	381	302

Total assets	$15,496	$16,073
Liabilities
Current liabilities:
Accounts payable	$1,864	$1,977
Accounts payable to related parties (Note 19)	84	86
Bank checks outstanding	49	24
Payroll and benefits payable	1,048	1,003
Accrued taxes	149	118
Accrued interest	72	41
Short-term debt and current maturities of long-term debt (Note 14)	1	20
Borrowings under Receivables Purchase Agreement (Note 14)	-	380

Total current liabilities	3,267	3,649
Long-term debt, less unamortized discount (Note 14)	3,939	3,828
Employee benefits	3,989	4,600
Deferred credits and other noncurrent liabilities	438	495

Total liabilities	11,633	12,572

Contingencies and commitments (Note 20)
Stockholders’ Equity (Note 18):
Common stock (150,925,911 shares issued) (Note 11)	151	151
Treasury stock, at cost (6,644,945 and 6,921,952 shares)	(521)	(550)
Additional paid-in capital	3,642	3,650
Retained earnings	3,520	3,616
Accumulated other comprehensive loss	(2,931)	(3,367)

Total United States Steel Corporation stockholders’ equity	3,861	3,500

Noncontrolling interests	2	1

Total liabilities and stockholders’ equity	$15,496	$16,073

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss) income	$(74)	$158
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization (Note 5)	490	512
Provision for doubtful accounts	(3)	4
Pensions and other postretirement benefits	(112)	(74)
Deferred income taxes	86	10
Net loss (gain) on disposal of assets (Notes 4 and 20)	308	(10)
Currency remeasurement gain	(13)	(26)
Distributions received, net of equity investees income	(33)	(49)
Changes in:
Current receivables	(86)	(576)
Inventories	168	(511)
Current accounts payable and accrued expenses	108	443
Income taxes receivable/payable	27	148
Bank checks outstanding	25	21
All other, net	67	58

Net cash provided by operating activities	958	108

Investing activities:
Capital expenditures (a)	(536)	(626)
Disposal of assets	141	16
Change in restricted cash, net	(67)	21
Investments, net	(4)	(22)

Net cash used in investing activities	(466)	(611)

Financing activities:
Revolving credit facilities – borrowings	523	3,316
– repayments	(653)	(3,163)
Receivables Purchase Agreement proceeds	(380)	75
Issuance of long-term debt, net of financing costs	485	-
Repayment of long-term debt	(319)	(18)
Common stock issued	-	4
Distributions from noncontrolling interests	-	1
Dividends paid	(22)	(22)

Net cash (used in) provided by financing activities	(366)	193

Effect of exchange rate changes on cash	2	2

Net increase (decrease) in cash and cash equivalents	128	(308)
Cash and cash equivalents at beginning of year	408	578

Cash and cash equivalents at end of period	$536	$270

(a)

Excludes the change in accrued capital expenditures of $50 million for the nine months ended September 30, 2012. The change in accrued capital expenditures was immaterial for the nine months ended September 30, 2011.

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

The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2011 which should be read in conjunction with these financial statements.

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

On September 15, 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. U. S. Steel adopted ASU 2011-08 on January 1, 2012.

On July 27, 2012 the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). ASU 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment assessment noted above. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. U. S. Steel early adopted ASU 2012-02 and performed the qualitative assessment of its indefinite-lived water rights during the third quarter of 2012.

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

The results of segment operations for the three months ended September 30, 2012 and 2011 are:

(In millions) Third Quarter 2012	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$3,142	$415	$3,557	$49	$29
USSE	696	68	764	-	27
Tubular	787	3	790	(1)	102

Total reportable segments	4,625	486	5,111	48	158
Other Businesses	27	13	40	-	13
Reconciling Items and Eliminations	-	(499)	(499)	-	(109)
Total	$4,652	$-	$4,652	$48	$62
Third Quarter 2011
Flat-rolled	$3,136	$351	$3,487	$29	$203
USSE	1,072	6	1,078	-	(50)
Tubular	846	2	848	(2)	134

Total reportable segments	5,054	359	5,413	27	287
Other Businesses	27	74	101	-	8
Reconciling Items and Eliminations	-	(433)	(433)	-	(96)
Total	$5,081	$-	$5,081	$27	$199

The results of segment operations for the nine months ended September 30, 2012 and 2011 are:

(In millions) First Nine Months 2012	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$9,798	$1,297	$11,095	$122	$389
USSE	2,274	143	2,417	-	27
Tubular	2,604	6	2,610	(4)	334

Total reportable segments	14,676	1,446	16,122	118	750
Other Businesses	165	105	270	(2)	46
Reconciling Items and Eliminations	-	(1,551)	(1,551)	-	(554)
Total	$14,841	$-	$14,841	$116	$242
First Nine Months 2011
Flat-rolled	$9,409	$1,002	$10,411	$76	$541
USSE	3,391	67	3,458	-	(73)
Tubular	2,183	5	2,188	(11)	197

Total reportable segments	14,983	1,074	16,057	65	665
Other Businesses	82	210	292	1	30
Reconciling Items and Eliminations	-	(1,284)	(1,284)	-	(287)
Total	$15,065	$-	$15,065	$66	$408

The following is a schedule of reconciling items to income (loss) from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Items not allocated to segments:
Postretirement benefit expense (a)	$(74)	$(96)	$(228)	$(287)
Other items not allocated to segments:
Labor agreement lump sum payments (Note 16)	$(35)	$-	$(35)	$-
Net loss on the sale of assets (Note 4)	-	-	(310)	-
Property tax settlements (b)	-	-	19	-

Total other items not allocated to segments	(35)	-	(326)	-

Total reconciling items	$(109)	$(96)	$(554)	$(287)

(a)

Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.

(b)	Reflects the effects of Michigan property tax settlements that occurred in the first quarter 2012.

4.	Dispositions

The net loss on disposal of assets for the first nine months of 2012 primarily relates to the following dispositions:

U. S. Steel Serbia

On January 31, 2012, U. S. Steel sold USSS to the Republic of Serbia for a purchase price of one dollar. In addition, USSK received a $40 million payment for certain intercompany balances owed by USSS for raw materials and support services. As a result of this transaction, U. S. Steel recorded a total non-cash pretax charge of $399 million.

Birmingham Southern Railroad Company

On February 1, 2012, U. S. Steel completed the sale of the majority of the operating assets of Birmingham Southern Railroad Company and the Port Birmingham Terminal. As a result of the transaction, U. S. Steel recognized a pretax gain of $89 million. As of December 31, 2011, the assets that were eventually sold, which consisted primarily of property, plant and equipment, were classified as held for sale in accordance with ASC Topic 360.

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2012 are as follows:

	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at December 31, 2011	$945	$4	$834	$1,783
Currency translation	31	-	-	31

Balance at September 30, 2012	$976	$4	$834	$1,814

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

Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. On January 1, 2012, U. S. Steel adopted ASU 2011-08 which provides the option of performing a qualitative assessment before performing the first step of the two-step impairment test (see note 2). U. S. Steel completed its annual goodwill impairment evaluation during the third quarter of 2012 and determined, on the basis of a number of economic, cost, market and other qualitative factors, that there was no indication of goodwill impairment for any of the reporting units.

Goodwill impairment tests in prior years also indicated that goodwill was not impaired for any reporting unit. Accordingly, there are no accumulated impairment losses for goodwill.

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of September 30, 2012			As of December 31, 2011
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$222	$51	$171	$219	$44	$175
Other	2-20 Years	22	11	11	22	10	12

Total amortizable intangible assets		$244	$62	$182	$241	$54	$187

The carrying amount of acquired water rights with indefinite lives as of September 30, 2012 and December 31, 2011 totaled $75 million. The water rights are tested for impairment annually in the third quarter. During the third quarter of 2012, U. S. Steel early adopted ASU 2012-02 (see note 2) and performed a qualitative impairment evaluation of its water rights. The 2012 and prior year tests indicated that the water rights were not impaired. Accordingly, no impairment loss was recognized.

Amortization expense was $3 million and $2 million in the three months ended September 30, 2012 and 2011, respectively and was $8 million in both the nine months ended September 30, 2012 and 2011, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is $3 million for the remaining portion of 2012 and $11 million each year from 2013 to 2016.

6.	Pensions and Other Benefits

The following table reflects the components of net periodic benefit cost for the three months ended September 30, 2012 and 2011:

	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost	$29	$28	$7	$6
Interest cost	117	128	42	52
Expected return on plan assets	(154)	(157)	(29)	(26)
Amortization of prior service cost	6	6	3	6
Amortization of actuarial net loss	88	88	1	1

Net periodic benefit cost, excluding below	86	93	24	39
Multiemployer plans	18	17	-	-

Net periodic benefit cost	$104	$110	$24	$39

The following table reflects the components of net periodic benefit cost for the nine months ended September 30, 2012 and 2011:

	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost	$88	$84	$22	$18
Interest cost	350	384	133	157
Expected return on plan assets	(460)	(469)	(86)	(79)
Amortization of prior service cost	15	16	14	19
Amortization of net actuarial loss	264	264	1	4

Net periodic benefit cost, excluding below	257	279	84	119
Multiemployer plans	52	48	-	-
Settlement, termination and curtailment benefits	(2)	-	-	-

Net periodic benefit cost	$307	$327	$84	$119

U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary reached new labor agreements with the United Steelworkers (USW) in September 2012 (the 2012 Labor Agreements, see Note 16) which required remeasurement of the other post-employment benefit (OPEB) plans effective September 1, 2012, to reflect the changes in the benefits provided. The discount rate used for the September 1, 2012 remeasurement was 3.75 percent, as compared to 4.50 percent at December 31, 2011.

As remeasured, the OPEB accumulated postretirement benefit obligation is $270 million lower than at December 31, 2011, primarily due to a reduction of approximately $520 million resulting from benefit and plan design changes in the 2012 Labor Agreements partially offset by an increase of $250 million primarily as a result of the reduced discount rate. With the obligation reduction and an increase in the market value of the assets for these OPEB plans at September 1, 2012, the funded status of the OPEB plans improved by approximately $410 million. After the remeasurement, net periodic OPEB expense for 2012 is now projected to total approximately $100 million as compared to $120 million at the January 1, 2012 measurement date.

Employer Contributions

During the first nine months of 2012, U. S. Steel made a voluntary contribution of $140 million to its main defined benefit pension plan. U. S. Steel also made $68 million in required cash contributions to the USSC pension plans, cash payments of $51 million to the Steelworkers’ Pension Trust and $21 million to other defined benefit pension plans.

During the first nine months of 2012, cash payments of $237 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $10 million for both the three months ended September 30, 2012 and 2011. Company contributions to defined contribution plans totaled $31 million and $29 million for the nine months ended September 30, 2012 and 2011, respectively.

7.	Interest Expense and Other Financial Costs (Income)

Interest expense for the nine months of 2012 includes an $18 million premium associated with the April 2012 redemption of all of our $300 million 5.65% Senior Notes due June 1, 2013.

Other financial costs (income) include financing costs, derivatives gains and losses and foreign currency gains and losses. Foreign currency gains and losses are a result of foreign currency denominated assets and liabilities that require remeasurement. During the three months ended September 30, 2012 and 2011, net foreign currency gains of $6 million and losses of $92 million, respectively, were recorded in other financial costs (income). During the nine months ended September 30, 2012 and 2011, net foreign currency losses of $2 million and gains of $26 million, respectively, were recorded in other financial costs (income). The net foreign currency gains and losses during the three and nine months ended September 30, 2011 were primarily due to the accounting remeasurement of a U.S. dollar-denominated intercompany loan to a European entity, partially offset by losses on euro-U.S. dollar derivatives activity. Effective January 1, 2012, the functional currency of the European entity changed from the euro to the U.S. dollar because of significant changes in economic facts and circumstances, including the sale of U. S. Steel Serbia. This change in functional currency has been applied on a prospective basis since January 1, 2012.

See note 13 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

8.	Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors under several stock-based employee compensation plans, which are more fully described in note 14 of the United States Steel Corporation 2011 Annual Report on Form 10-K. An aggregate of 15,450,000 shares of U. S. Steel common stock may be issued under the plans. As of September 30, 2012, 5,060,618 shares are available for future grants.

U. S. Steel recognized pre-tax stock-based compensation cost in the amount of $10 million and $8 million in the three months ended September 30, 2012 and 2011, respectively, and $29 million and $24 million in the first nine months of 2012 and 2011, respectively.

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

As of September 30, 2012, total future compensation cost related to nonvested stock-based compensation arrangements was $51 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.3 years.

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

Tax provision

For the nine months ended September 30, 2012 and 2011, we recorded a tax provision of $139 million on our pretax income of $65 million and a tax provision of $114 million on our pretax income of $272 million, respectively. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have recorded full valuation allowances on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. In addition, no material tax benefit was recorded on the loss on the sale of USSS. Included in the third quarter 2012 income tax benefit is a tax benefit of $20 million relating to adjustments to tax reserves related to the conclusion of certain audits, as noted below, as well as a tax benefit of $26 million to adjust our estimated 2011 federal tax liability to our actual tax liability reflected in our tax return as filed.

The tax provision for the first nine months of 2012 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2012 pretax results for U.S. and foreign income or loss vary from estimates applied at the end of the most recent interim period, the actual tax provision or benefit recognized in 2012 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2012.

Unrecognized tax benefits

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance found in ASC Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $82 million at September 30, 2012 and $110 million at December 31, 2011. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $59 million and $76 million as of September 30, 2012 and December 31, 2011, respectively.

U. S. Steel is under examination by tax authorities in multiple jurisdictions for various tax years. In conjunction with the conclusion of certain audits, U. S. Steel reduced its liability for unrecognized tax benefits by $28 million, of which $20 million was recorded as a tax benefit, during the third quarter of 2012.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of both September 30, 2012 and December 31, 2011, U. S. Steel had accrued liabilities of $6 million for interest related to uncertain tax positions. U. S. Steel currently does not have any liabilities recorded for income tax penalties.

Deferred taxes

As of September 30, 2012, the net domestic deferred tax asset was $424 million compared to $697 million at December 31, 2011. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

As of September 30, 2012, the net foreign deferred tax asset was $58 million, net of established valuation allowances of $1,040 million. At December 31, 2011, the net foreign deferred tax asset was $66 million, net of established valuation allowances of $1,018 million. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar and the euro. At December 31, 2011, a full valuation allowance was recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. On January 31, 2012, U. S. Steel sold USSS (see note 4) and the Serbian deferred tax assets and offsetting valuation allowance were removed in the first quarter 2012 in connection with the sale.

If evidence changes and it becomes more likely than not that the Company will realize the Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense.

10.	Significant Equity Investments

Summarized unaudited income statement information for our significant equity investments for the nine months ended September 30, 2012 and 2011 is reported below (in millions, amounts represent 100% of investee financial information):

	2012	2011
Net sales	$1,982	$1,660
Cost of sales	1,421	1,290
Operating income	533	339
Net income	521	331
Net income attributable to significant equity investments	521	331

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

The computations for basic and diluted income (loss) per common share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Net income (loss) attributable to United States Steel Corporation shareholders	$44	$22	$(74)	$158
Plus income effect of assumed conversion-interest on convertible notes	5	-	-	16

Net income (loss) after assumed conversion	$49	$22	$(74)	$174

Weighted-average shares outstanding (in thousands):
Basic	144,350	144,067	144,199	143,932
Effect of convertible notes	27,059	-	-	27,059
Effect of stock options, restricted stock units and and performance awards	264	385	-	543

Adjusted weighted-average shares outstanding, diluted	171,673	144,452	144,199	171,534

Basic income (loss) per common share	$0.30	$0.15	$(0.51)	$1.10

Diluted income (loss) per common share	$0.28	$0.15	$(0.51)	$1.02

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Securities granted under the 2005 Stock Incentive Plan	4,352	2,657	4,353	1,924
Securities convertible under the Senior Convertible Notes	-	27,059	27,059	-

Total	4,352	29,716	31,412	1,924

Dividends Paid Per Share

The dividend for each of the first three quarters of 2012 and 2011 was five cents per common share.

12.	Inventories

Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At September 30, 2012 and December 31, 2011, the LIFO method accounted for 56 percent and 54 percent of total inventory values, respectively.

(In millions)	September 30, 2012	December 31, 2011
Raw materials	$917	$1,178
Semi-finished products	925	953
Finished products	585	548
Supplies and sundry items	98	96

Total	$2,525	$2,775

Current acquisition costs were estimated to exceed the above inventory values by $1.2 billion and $1.1 billion at September 30, 2012 and December 31, 2011, respectively. Cost of sales was reduced by $5 million and increased by $3 million in the three months ended September 30, 2012 and 2011, respectively, as a result of liquidations of LIFO inventories. Cost of sales was reduced by $16 million and less than $1 million in the nine months ended September 30, 2012 and 2011, respectively, as a result of liquidations of LIFO inventories.

Lower of cost or market related charges were approximately $45 million and $15 million in the three months ended September 30, 2012 and 2011, respectively and were approximately $45 million and $25 million in the nine months ended September 30, 2012 and 2011, respectively.

Inventory includes $88 million and $87 million of land held for residential or commercial development as of September 30, 2012 and December 31, 2011, respectively.

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

As of September 30, 2012, U. S. Steel held euro forward sales contracts with a total notional value of approximately $468 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

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

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011:

(In millions)	Balance Sheet Location	Fair Value September 30, 2012	Fair Value December 31, 2011
Foreign exchange forward contracts	Accounts receivable	$6	$31
Foreign exchange forward contracts	Accounts payable	$7	-

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
(In millions)		Three Months ended September 30, 2012	Nine Months ended September 30, 2012
Foreign exchange forward contracts	Other financial costs/income	($12)	$1

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months ended September 30, 2011	Nine Months ended September 30, 2011
Foreign exchange forward contracts	Other financial costs/income	$28	($6)

In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.

14.	Debt

(In millions)	Interest Rates %	Maturity	September 30, 2012	December 31, 2011
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	-
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	863
2013 Senior Notes	5.65	2013	-	300
Province Note (C$150 million)	1.00	2015	152	147
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2042	549	455
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		Various	38	11
Other capital leases and all other obligations		2012 - 2014	1	10
Amended Credit Agreement, $875 million	Variable	2016	-	-
USSK Revolver, €200 million	Variable	2013	-	129
USSK credit facilities, €80 million	Variable	2012 - 2015	-	-
USSS credit facilities, €20 and 1 billion Serbian Dinar	Variable	N/A	-	-

Total Debt			3,973	3,885
Less Province Note fair value adjustment			25	28
Less unamortized discount			8	9
Less short-term debt and long-term debt due within one year			1	20

Long-term debt			$3,939	$3,828

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

Environmental Revenue Bonds

On August 17, 2012, U. S. Steel entered into loan agreements in connection with the issuance and sale by the Indiana Finance Authority, the Allegheny County Industrial Development Authority and the Southwestern Illinois Development Authority of $29 million, $25 million and $40 million, respectively, of Environmental Revenue Bonds due August 1, 2042 (collectively the 2042 Environmental Revenue Bonds). The proceeds from the sale of the 2042 Environmental Revenue Bonds, reflected as restricted cash in other noncurrent assets, were loaned to U. S. Steel to fund certain capital projects at Gary Works, our Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made. At September 30, 2012, $78 million of this restricted cash remained. The interest rate on the loans is 5.75 percent and interest is payable semi-annually on February 1st and August 1st of each year.

Fairfield Caster Lease

The slab caster facility at Fairfield, Alabama is subject to a 24-year lease which expires in June 2013. U. S. Steel has the option to purchase the caster or to renew the lease at the end of the basic term. During the third quarter of 2012, U. S. Steel entered into an agreement granting the Company the option to either purchase the slab caster for $40.8 million, or to elect certain lease renewal options, including the purchase of the slab caster for a fixed price at the expiration of the selected renewal period. U. S. Steel recorded the slab caster lease at the weighted average present value of the future expected cash flows.

Amended Credit Agreement

As of September 30, 2012, there were no amounts drawn on the Amended Credit Agreement, which expires July 20, 2016, and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. If the value of inventory does not support the full amount of the facility or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

Receivables Purchase Agreement

As of September 30, 2012, U. S. Steel has a Receivables Purchase Agreement (RPA) under which eligible trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to certain third-party commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.

At both September 30, 2012 and December 31, 2011, eligible accounts receivable supported $625 million of availability under the RPA. At September 30, 2012, there were no receivables sold to third-party conduits under this facility. Receivables sold to third-party conduits and borrowings under the RPA of $380 million were recorded on the Consolidated Balance Sheet at December 31, 2011.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We paid $1 million in each of the three month periods ended September 30, 2012 and 2011 and $3 million in each of the nine month periods ended September 30, 2012 and 2011 relating to fees on the RPA. These costs are included in other financial costs in the statement of operations.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. During the nine months ended September 30, 2012 and 2011, collection of accounts receivable of approximately $1,175 million and $141 million, respectively, were reinvested.

The eligible accounts receivable and receivables sold to third-party conduits are summarized below:

(In millions)	September 30, 2012	December 31, 2011
Balance of accounts receivable-net, eligible for sale to third-party conduits	$1,365	$1,214
Accounts receivable sold to third-party conduits	-	380

Balance included in Receivables on the balance sheet of U. S. Steel	$1,365	$834

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

Change in control event

In the event of a change in control of U. S. Steel, debt obligations totaling $3,163 million at September 30, 2012, which includes the Senior Notes and Senior Convertible Notes, may be declared immediately due and payable. In addition, the Amended Credit Agreement and the RPA may be terminated and any amount outstanding thereunder may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $20 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel Košice (USSK) credit facilities At September 30, 2012, USSK had no borrowings under its €200 million (approximately $259 million) unsecured revolving credit facility.

At September 30, 2012, USSK had no borrowings under its €80 million unsecured credit facilities (which approximated $103 million) and the availability was approximately $102 million due to approximately $1 million of customs and other guarantees outstanding.

U. S. Steel Serbia (USSS) credit facilities

The facilities were terminated on January 31, 2012 as a result of the sale of USSS (see note 4).

15.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	September 30, 2012	December 31, 2011
Balance at beginning of year	$38	$39
Additional obligations incurred	-	2
Obligations settled (a)	(8)	(5)
Foreign currency translation effects	-	-
Accretion expense	1	2

Balance at end of period	$31	$38

(a)	Includes $2 million as a result of the sale of USSS on January 31, 2012. See note 4 for additional details.

Certain AROs related to disposal costs of the majority of fixed assets at our integrated steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

16.	2012 Labor Agreements

Effective September 1, 2012, U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary reached new labor agreements with the USW, which cover approximately 16,600 employees at our flat-rolled, tubular, coke-making and iron ore operations in the United States (the 2012 Labor Agreements). The 2012 Labor Agreements expire on September 1, 2015. The agreements provide for a $2,000 lump sum payment to be paid to each covered active USW member by October 15, 2012, which resulted in U. S. Steel recognizing a pretax charge of $35 million in the third quarter. The agreements also provide for a lump sum payment of $500, effective April 1, 2014, to each covered USW member active on that date which is being accrued over the requisite service period.

The 2012 Labor Agreements contain no-strike provisions and include wage increases of 2.0 percent on September 1, 2013 and 2.5 percent on January 1, 2015. The 2012 Labor Agreements also provide for pension and other benefit changes for both current employees and retirees (see Note 6).

17.	Fair Value of Financial Instruments

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

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$53	$53	$45	$45

Financial liabilities:
Debt (b)	$3,921	$3,901	$3,874	$3,827
(a)	Excludes equity method investments.
(b)	Excludes borrowings under the Receivables Purchase Agreement and capital lease obligations.

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

18.	Statement of Changes in Stockholders’ Equity

The following table reflects the first nine months of 2012 and 2011 reconciliation of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

Nine Months Ended September 30, 2012	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,501		$3,616	$(3,367)	$151	$(550)	$3,650	$1
Comprehensive income:
Net loss	(74)	(74)	(74)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	360	360		360
Currency translation adjustment	76	76		76
Employee stock plans	21					29	(8)
Dividends paid on common stock	(22)		(22)
Other	1							1

Balance at September 30, 2012	$3,863	$362	$3,520	$(2,931)	$151	$(521)	$3,642	$2

Nine Months Ended September 30, 2011	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,852		$3,698	$(3,068)	$151	$(580)	$3,650	$1
Comprehensive income:
Net income	158	158	158
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	198	198		198
Currency translation adjustment	(39)	(39)		(39)
Employee stock plans	23					30	(7)
Dividends paid on common stock	(22)		(22)

Balance at September 30, 2011	$4,170	$317	$3,834	$(2,909)	$151	$(550)	$3,643	$1

19.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $342 million and $312 million for the three months ended September 30, 2012 and 2011, respectively, and $1.0 billion and $955 million for the nine months ended September 30, 2012 and 2011, respectively.

Purchases from related parties for outside processing services provided by equity investees amounted to $16 million and $13 million for the three months ended September 30, 2012 and

2011, respectively, and $44 million and $41 million for the nine months ended September 30, 2012 and 2011, respectively. Purchases of iron ore pellets from related parties amounted to $84 million and $55 million for the three months ended September 30, 2012 and 2011, respectively, and $204 million and $164 million for the nine months ended September 30, 2012 and 2011, respectively.

Accounts payable to related parties include amounts collected on behalf of PRO-TEC Coating Company (PRO-TEC) of $80 million and $84 million at September 30, 2012 and December 31, 2011, respectively. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to PRO-TEC’s receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $4 million and $2 million at September 30, 2012 and December 31, 2011, respectively.

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

Asbestos matters – As of September 30, 2012, U. S. Steel was a defendant in approximately 755 active cases involving approximately 3,295 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,570, or approximately 78 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the nine months ended September 30, 2012, U. S. Steel paid approximately $9 million in settlements. These settlements and other dispositions resolved approximately 110 claims. New case filings in the first nine months of 2012 added approximately 170 claims. At December 31, 2011, U. S. Steel was a defendant in approximately 695 active cases involving approximately 3,235 plaintiffs. During 2011, U. S. Steel paid approximately $8 million in settlements. These settlements and other dispositions resolved approximately 130 claims. New case filings in the year ended December 31, 2011 added approximately 275 claims. Most claims filed in 2012 and 2011 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

(In millions)	Nine Months Ended September 30, 2012
Beginning of period	$206
Accruals for environmental remediation deemed probable and reasonably estimable	11
Payments	(14)

End of period	$203

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	September 30, 2012	December 31, 2011
Accounts payable	$20	$20
Deferred credits and other noncurrent liabilities	183	186

Total	$203	$206

Expenses related to remediation are recorded in cost of sales and totaled $2 million and $5 million for the three months ended September 30, 2012 and 2011, respectively, and $11 million and $10 million for the nine months ended September 30, 2012 and 2011, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters and projects with ongoing study and scope development may exceed the accrued liabilities by as much as 15 to 30 percent.

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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of September 30, 2012, accrued liabilities for these projects totaled $2 million for the costs of ongoing studies, investigations, and design. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $45 million. Depending on agency negotiations and other factors, the UPI project may become defined in 2013.

Significant Projects with Defined Scope – As of September 30, 2012, a total of $61 million was accrued for projects at or related to Gary Works where the scope of work is defined.

Additional projects with defined scope greater than or equal to $5 million are the St. Louis Estuary and Upland Project in Duluth, Minnesota and a project at U. S. Steel’s former Geneva Works in

Geneva, Utah. As of September 30, 2012, accrued liabilities for these two additional projects totaled $87 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are five other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2012 was $11 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at September 30, 2012 was $9 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $27 million at September 30, 2012 and were based on known scopes of work.

Administrative and Legal Costs – As of September 30, 2012, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2012 and 2011, such capital expenditures totaled $37 million and $64 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

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

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the European Commission. Based on actual CO2 emissions to date, USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. In the first nine months of 2011, U. S. Steel entered into transactions to swap a portion of our emissions allowances and recognized a gain of $6 million.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. U. S. Steel recorded expense of $4 million and $14 million for the three and nine months ended September 30, 2011, respectively. The law was changed to eliminate the tax for 2012.

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

Guarantees – The maximum outstanding guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $37 million at September 30, 2012. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

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

EPA Region V Federal Lawsuit – On August 1, 2012, the U.S. government, joined by the States of Illinois, Indiana and Michigan, filed a complaint in the Northern District of Indiana alleging various CAA and State air regulatory violations that were to have allegedly occurred at Gary Works, Granite City Works, and Great Lakes Works, our three integrated iron and steel facilities located in EPA Region V. The Complaint alleges that Gary Works failed to obtain the proper pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements under the CAA and its implementing regulations. The Complaint requests relief in the form of statutory penalties for each violation and for injunctive relief. U. S. Steel believes that the claims asserted in the Complaint are not justified and are without statutory foundation. On September 21, 2012, U. S. Steel filed a motion to dismiss the U.S. government’s claims for relief regarding the 1990 reline of the Gary Blast Furnace No. 4 and filed an answer to the remaining allegations in the Complaint. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome is not reasonably estimable.

Randle Reef – The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures with a net present value of approximately C$120 million (approximately $122 million). The national and provincial governments have each allocated C$30 million (approximately $30 million) for this project and appear to be willing to increase the amount to C$40 million, respectively, provided that local sources, including industry, also agree to fund C$40 million (approximately $41 million). Recent developments indicate that C$40 million (approximately $41 million), including in-kind contributions, will also be available from local sources. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of September 30, 2012, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $11 million at September 30, 2012). No liability has been recorded for these guarantees as the potential loss is not probable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $169 million as of September 30, 2012, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $227 million at September 30, 2012, of which $6 million was classified as current, and $160 million at December 31, 2011, of which $14 million was classified as current. The increase in restricted cash in 2012 was primarily due to the issuance of the 2042 Environmental Revenue Bonds (see note 14).

Capital Commitments – At September 30, 2012, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $236 million.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2012	2013	2014	2015	2016	Later Years	Total
$682	$967	$638	$320	$307	$1,960	$4,874

The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, energy and utility services with terms ranging from two to 16 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of September 30, 2012, a maximum default payment of approximately $250 million would apply if U. S. Steel terminates the agreement.

Total payments relating to unconditional purchase obligations were approximately $180 million and $200 million for the three months ended September 30, 2012 and 2011, respectively, and $550 million and $560 million for the nine months ended September 30, 2012 and 2011, respectively.

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

CRITICAL ACCOUNTING ESTIMATES

The following critical accounting estimates should be read in conjunction with those included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Goodwill and identifiable intangible assets – Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. We have two reporting units that have a significant amount of goodwill: our Flat-rolled reporting unit and our Texas Operations reporting unit.

On January 1, 2012, U. S. Steel adopted ASU 2011-08 which provides the option of performing a qualitative assessment before performing the first step of the two-step impairment test (see note 2 to the Consolidated Financial Statements). U. S. Steel completed its annual goodwill impairment evaluation during the third quarter of 2012 and determined, on the basis of a number of economic, cost, market and other qualitative factors, there was no indication of goodwill impairment for any of the reporting units. If business conditions deteriorate or other factors have an adverse effect on our qualitative and quantitative estimates, inclusive of discounted future cash flows or assumed growth rates, or if we experience a sustained decline in our market capitalization, future assessments of goodwill for impairment may result in impairment charges.

U. S. Steel has determined that certain acquired intangible assets have indefinite useful lives. These assets are reviewed for impairment annually in the third quarter and whenever events or circumstances indicate the carrying value may not be recoverable.

On January 1, 2012, U. S. Steel adopted ASU 2012-02, which provides the option of allowing companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment assessment noted above. U. S. Steel completed its evaluation of its indefinite lived water rights during the third quarter of 2012 and determined on the basis of qualitative factors, there was no indication of impairment.

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

Since January 31, 2012 our U. S. Steel Europe (USSE) reportable segment consists of USSK. Prior to that date, USSS was also included.

In order to provide a better understanding of USSE segment results, we include the following non-GAAP financial measures to show USSK results included in the USSE segment:

(Dollars in millions except average realized price amounts)	Third Quarter 2012	Third Quarter 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
USSK results
Income from operations	$27	$9	$44	$66
Shipments (a)	911	923	2,838	2,783
Raw steel production (a)	1,140	1,036	3,465	3,256
Raw steel capability utilization	90%	82%	92%	87%
Average realized price ($/net ton)	$731	$880	$752	$887

(a)	Thousands of net tons

Net sales by segment for the third quarter and first nine months of 2012 and 2011 are set forth in the following table:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, excluding intersegment sales)	2012	2011	% Change	2012	2011	% Change
Flat-rolled Products (Flat-rolled)	$3,142	$3,136	0%	$9,798	$9,409	4%
U. S. Steel Europe (USSE)	696	1,072	-35%	2,274	3,391	-33%
Tubular Products (Tubular)	787	846	-7%	2,604	2,183	19%

Total sales from reportable segments	4,625	5,054	-8%	14,676	14,983	-2%
Other Businesses	27	27	0%	165	82	101%

Net sales	$4,652	$5,081	-8%	$14,841	$15,065	-1%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended September 30, 2012 versus the quarter ended September 30, 2011 is set forth in the following table:

Quarter Ended September 30, 2012 versus Quarter Ended September 30, 2011

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	5%	-3%	0%	3%	-5%	0%
USSE	-21%	-4%	0%	-9%	-1%	-35%
Tubular	-4%	-3%	0%	0%	0%	-7%

(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $4,652 million in the third quarter of 2012, compared with $5,081 million in the same quarter last year. The slight increase in sales for the Flat-rolled segment reflected higher shipments (increase of 137 thousand tons) partially offset by lower average realized prices (decrease of $32 per ton). The decrease in sales for the European segment was primarily due to decreased shipments (decrease of 285 thousand tons) primarily due to the sale of USSS, decreased average realized euro-based prices (decrease of €26 per ton) and the strengthening of the U.S. dollar versus the euro in the third quarter of 2012 compared to the third quarter of 2011. The slight decrease in sales for the Tubular segment was primarily due to a slight decrease in shipments (decrease of 24 thousand tons) and lower average realized prices (decrease of $23 per ton).

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2012 versus the nine months ended September 30, 2011 is set forth in the following table:

Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	4%	-2%	1%	0%	1%	4%
USSE	-21%	-4%	0%	-7%	-1%	-33%
Tubular	11%	7%	1%	0%	0%	19%

(a)	Excludes intersegment sales
(b)	Currency translation effects

Net sales were $14,841 million in the first nine months of 2012, compared with $15,065 million in the same period last year. The increase in sales for the Flat-rolled segment primarily reflected higher shipments (increase of 325 thousand tons) partially offset by lower average realized prices (decrease of $6 per ton). The decrease in sales for the European segment was primarily due to decreased shipments (decrease of 868 thousand tons) primarily due to the sale of USSS, decreased average euro-based realized prices (decrease of €33 per ton) and the strengthening of the U.S. dollar versus the euro in the first nine months of 2012 compared to the first nine months of 2011. The increase in sales for the Tubular segment primarily reflected higher average realized prices (increase of $128 per ton) and shipments (increase of 149 thousand tons) as a result of increased drilling activity.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $104 million in the third quarter of 2012, compared to $110 million in the third quarter of 2011. Defined benefit and multiemployer pension plan costs totaled $307 million in the first nine months of 2012, compared to $327 million in the first nine months of 2011. The $6 million and $20 million decrease for the quarter and nine month periods, respectively, are primarily due to the natural maturation of our pension plans and a higher market related value of assets, partially offset by a decrease in the discount rate and the expected rate of return period over period.

The recently enacted pension stabilization legislation includes a revised interest rate formula used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula is expected to result in higher interest rates for minimum funding calculations compared to prior law over the next few years which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions. U. S. Steel made voluntary contributions to our main U.S. defined benefit plan of $140 million in the first quarter of 2012 and for several prior years. U. S. Steel will likely make voluntary contributions of similar amounts in future periods to mitigate potentially larger mandatory contributions in later years. Assuming future asset performance consistent with our expected long-term earnings rate assumption of 7.75%, we anticipate that the pension stabilization legislation interest rate changes will allow us to continue to make voluntary contributions of approximately $140 million per year through 2015 before we could be required to contribute more than that amount should the current low interest rate environment persist.

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

Net periodic pension cost, including multiemployer plans, is expected to total approximately $410 million in 2012. Total other benefits costs in 2012 are expected to total approximately $100 million as a result of the remeasurement described below. The discount rate and plan asset performance are significant assumption inputs used in the calculation of pension and other benefits net periodic benefit costs.

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

Costs related to defined contribution plans totaled $10 million and $31 million in the third quarter and first nine months of 2012, respectively, compared to $10 million and $29 million in the comparable periods in 2011.

U. S. Steel and its U. S. Steel Tubular Products, Inc. (USST) subsidiary reached new labor agreements with the United Steelworkers (USW) in September 2012 (the 2012 Labor Agreements), which required remeasurement of the other post-employment benefit (OPEB) plans effective September 1, 2012, to reflect the changes in the benefits provided. The discount rate used for the September 1, 2012 remeasurement was 3.75 percent, as compared to 4.50 percent at December 31, 2011.

As remeasured, the OPEB accumulated postretirement benefit obligation is $270 million lower than at December 31, 2011, primarily due to a decrease of approximately $520 million from benefit and plan design changes in the 2012 Labor Agreements partially offset by an increase of $250 million primarily as a result of the reduced discount rate. With the obligation reduction and an increase in the market value of the assets for these OPEB plans at September 1, 2012, the funded status of the OPEB plans improved by approximately $410 million. After the remeasurement, net periodic OPEB expense for 2012 is now projected to total $100 million as compared to $120 million at the January 1, 2012 measurement date.

Other benefits costs, including multiemployer plans, totaled $24 million and $84 million in the third quarter and first nine months of 2012, respectively, compared to $39 million and $119 million in the corresponding periods of 2011. The decrease in other benefit costs is primarily a result of Medicare program changes.

The 2008 Labor Agreements required U. S. Steel to make annual $75 million contributions during the prior contract period to a restricted account within our trust for retiree health care and life insurance. As previously disclosed, U. S. Steel reached agreement with the USW to defer the $75 million contributions. U. S. Steel is required to make the previously deferred contributions of $75 million in each annual period from 2012 through 2015. The 2012 Labor Agreements did not change the previously required contributions and do not include any additional contributions.

Selling, general and administrative expenses

Selling, general and administrative expenses were $166 million and $512 million in the third quarter and first nine months of 2012, compared to $181 million and $550 million in the third quarter and first nine months of 2011. The decrease in both periods is primarily related to the sale of USSS.

Income (loss) from operations by segment for the third quarter and first nine months of 2012 and 2011 is set forth in the following table:

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2012	2011		2012	2011
Flat-rolled	$29	$203	-86%	$389	$541	-28%
USSE	27	(50)	154%	27	(73)	137%
Tubular	102	134	-24%	334	197	70%

Total income from reportable segments	158	287	-45%	750	665	13%
Other Businesses	13	8	63%	46	30	53%

Segment income from operations	171	295	-42%	796	695	15%
Postretirement benefit expense	(74)	(96)	23%	(228)	(287)	21%
Other items not allocated to segments:
Labor agreement lump sum payments	(35)	—		(35)	—
Net loss on sale of assets	—	—		(310)	—
Property Tax settlements	—	—		19	—

Total income from operations	$62	$199	-69%	$242	$408	-41%

Segment results for Flat-rolled

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Income from operations ($ millions)	$29	$203	-86%	$389	$541	-28%
Gross margin	4%	11%	-7%	8%	11%	-3%
Raw steel production (mnt)	4,699	4,516	4%	14,430	14,008	3%
Capability utilization	77%	74%	3%	79%	77%	2%
Steel shipments (mnt)	3,972	3,835	4%	12,050	11,725	3%
Average realized steel price per ton	$741	$773	-4%	$759	$765	-1%

The decrease in Flat-rolled results in the third quarter of 2012 compared to the same period in 2011 resulted from a decrease in average realized prices (approximately $190 million), increased spending and other operating costs (approximately $50 million, which includes outage costs) and lower steel substrate sales to our Tubular segment (approximately $25 million). These decreases were partially offset by reduced energy costs, primarily due to lower natural gas costs (approximately $50 million), lower raw material costs (approximately $20 million) and an increase in shipment volumes (approximately $20 million).

The decrease in Flat-rolled results in the first nine months of 2012 compared to the same period in 2011 resulted mainly from a decrease in average realized prices (approximately $125 million), increased spending and other operating costs (approximately $110 million, which includes outage costs), unfavorable changes from steel substrate sales to our Tubular segment (approximately $75 million) and higher costs for employee profit sharing (approximately $20 million). These decreases were partially offset by reduced energy costs, primarily due to lower natural gas costs (approximately $140 million) and an increase in shipment volumes (approximately $40 million).

Segment results for USSE

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Income (loss) from operations ($ millions)	$27	$(50)	154%	$27	$(73)	137%
Gross margin	12%	4%	8%	9%	5%	4%
Raw steel production (mnt)	1,140	1,317	-13%	3,553	4,429	-20%
Capability utilization	90%	71%	19%	90%	80%	10%
Steel shipments (mnt)	911	1,196	-24%	2,911	3,779	-23%
Average realized steel price per ton	$731	$862	-15%	$749	$868	-14%

The improvement in USSE results in the third quarter of 2012 compared to the same period in 2011 was primarily due to lower raw material costs (approximately $100 million), the elimination of operating losses subsequent to January 31, 2012 associated with our former Serbian operations (which were approximately $60 million) and decreased other operating costs (approximately $10 million). These improvements were partially offset by a decrease in average realized prices for USSK (approximately $60 million) and the strengthening of the U.S. dollar versus the euro in the third quarter of 2012 compared to the third quarter of 2011 (approximately $30 million).

The improvement in USSE results in the first nine months of 2012 compared to the same period in 2011 was primarily due to lower raw material costs (approximately $225 million), the elimination of operating losses subsequent to January 31, 2012 associated with our former Serbian operations (which were approximately $125 million), decreased other operating costs (approximately $30 million) and increased shipment volumes (approximately $20 million). These improvements were partially offset by a decrease in average realized prices for USSK (approximately $205 million), the strengthening of the U.S. dollar versus the euro in the first nine months of 2012 compared to the first nine months of 2011 (approximately $70 million) and increased energy costs primarily due to increased electricity costs (approximately $25 million).

Segment results for Tubular

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Income from operations ($ millions)	$102	$134	-24%	$334	$197	70%
Gross margin	16%	18%	-2%	16%	13%	3%
Steel shipments (mnt)	457	481	-5%	1,479	1,330	11%
Average realized steel price per ton	$1,676	$1,699	-1%	$1,704	$1,576	8%

The decrease in Tubular results in the third quarter of 2012 as compared to the same period in 2011 resulted mainly from a decrease in average realized prices (approximately $20 million) and increased spending and other costs (approximately $30 million, which includes spending for facility maintenance). These decreases were partially offset by decreased substrate costs (approximately $20 million).

The improvement in Tubular results in the first nine months of 2012 as compared to the same period in 2011 resulted mainly from an increase in average realized prices (approximately $150 million), lower substrate costs (approximately $45 million), and an increase of 149 thousand tons in shipments (approximately $40 million). These improvements were partially offset by increased spending and other operating costs (approximately $95 million, which includes facility maintenance costs) and higher accruals for profit-based payments (approximately $5 million).

Results for Other Businesses

Other Businesses had income of $13 million and $46 million in the third quarter and first nine months of 2012, compared to income of $8 million and $30 million in the third quarter and first nine months of 2011.

Items not allocated to segments

The decrease in postretirement benefit expense in the third quarter and first nine months of 2012 as compared to the same period in 2011 resulted from lower pension expense due to the natural maturation of the pension plans and lower retiree medical expense caused by a number of Medicare program changes, particularly the adoption of a new Employer Group Waiver Plan structure for most medicare drug participants.

The 2012 Labor Agreements provided for lump sum payments of $2,000 to each covered active USW member. These labor agreement lump sum payments resulted in a pre-tax charge of $35 million in the third quarter of 2012.

We recorded a $310 million pretax net loss on the sale of assets in the first nine months of 2012 which consisted of a pretax loss of $399 million related to the sale of USSS and a pretax gain of $89 million related to the sale of a majority of the operating assets of the Birmingham Southern Railroad.

We recorded a pretax gain of $19 million related to property tax settlements that occurred in the first nine months of 2012. This was reflected as a reduction to our cost of sales.

Net interest and other financial costs

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Interest and other financial costs	$52	$53	-2%	$181	$166	9%
Interest income	(1)	(1)	0%	(6)	(4)	50%
Foreign currency losses (gains)	(6)	92	-107%	2	(26)	-108%

Total	$45	$144	-69%	$177	$136	30%

The favorable change in net interest and other financial costs in the third quarter 2012 as compared to the same periods last year was primarily due to the accounting remeasurement of a U.S. dollar-denominated intercompany loan to a European entity, partially offset by losses on euro-U.S. dollar derivatives activity. The unfavorable change in net interest and other financial costs in the first nine months of 2012 compared to the same period last year was due to an $18 million redemption premium associated with the April 2012 redemption of all of our $300 million 5.65% Senior Notes due June 1, 2013 as well as unfavorable changes in net foreign currency losses compared to net foreign currency gains resulting from the accounting remeasurement effects on a U.S. dollar-denominated intercompany loan from a U.S. subsidiary to a European entity. Effective January 1, 2012, the functional currency of the European entity changed from the euro to the U.S. dollar because of significant changes in economic facts and circumstances, including the sale of USSS. This change in functional currency has been applied on a prospective basis since January 1, 2012. For additional information on U. S. Steel’s foreign currency exchange activity see note 13 to the Consolidated Financial Statements and “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk”.

The income tax (benefit) provision was $(27) million and $139 million in the third quarter and first nine months of 2012 compared to $33 million and $114 million in the comparable periods of 2011. The tax (benefit) provision does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have recorded a full valuation allowance on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. In addition, no material tax benefit was recorded on the loss on the sale of USSS. Included in the third quarter 2012 income tax benefit is a benefit of $20 million relating to adjustments to tax reserves related to the conclusion of certain audits, as well as a tax benefit of $26 million to adjust our estimated 2011 federal tax liability to our actual tax liability reflected in our tax return as filed.

The tax provision for the first nine months of 2012 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, operating performance and cost estimates. To the extent that actual 2012 pretax results for U.S. and foreign income or loss vary from estimates made at the end of the most recent interim period, the actual tax provision or benefit recognized in 2012 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2012.

The net domestic deferred tax asset was $424 million at September 30, 2012 compared to $697 million at December 31, 2011. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. As a result of our cumulative historical earnings, we continue to believe it is more likely than not that the domestic deferred tax assets will be realized.

At September 30, 2012, the net foreign deferred tax asset was $58 million, net of established valuation allowances of $1,040 million. At December 31, 2011, the net foreign deferred tax asset was $66 million, net of established valuation allowances of $1,018 million. At December 31, 2011, a full valuation allowance was recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. On January 31, 2012, U. S. Steel sold USSS and the Serbian deferred tax assets and the offsetting valuation allowance were removed in the first quarter of 2012 in connection with the sale. Net foreign deferred tax assets will fluctuate as the value of the U.S. dollar changes with respect to the Canadian dollar and the euro. If evidence changes and it becomes more likely than not that the Company will realize the Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense.

For further information on income taxes see note 9 to the Consolidated Financial Statements.

Net income (loss) attributable to United States Steel Corporation was $44 million and $(74) million in the third quarter and first nine months of 2012, respectively, compared to net income of $22 million and $158 million in the third quarter and first nine months of 2011, respectively. The changes primarily reflect the factors discussed above.

BALANCE SHEET

Inventories decreased by $250 million from year-end 2011 due to the sale of USSS and a reduction in raw material inventories.

Assets held for sale as of December 31, 2011 reflected the majority of the operating assets of Birmingham Southern Railroad and the Port Birmingham Terminal that were sold on February 1, 2012 (See Note 4 to the Consolidated Financial Statements).

Property, plant and equipment, net decreased by $189 million from year-end 2011 primarily due to the sale of USSS.

Accounts Payable decreased by $115 million from year-end 2011 due to decreased business volumes and decreased capital expenditures.

Borrowings under Receivables Purchase Agreement as of December 31, 2011 reflects the outstanding borrowings under our RPA. As of September 30, 2012, there were no borrowings outstanding under our RPA.

Employee benefits decreased by $611 million from year-end 2011 primarily due to a $410 million improvement in the funded status of the other post-employment benefit plans effective with the September 1, 2012 remeasurement (see note 6 to the Consolidated Financial Statements) and U. S. Steel’s $140 million voluntary pension contribution to its main defined benefit pension plan.

Long-term debt, less unamortized discount increased by $111 million due to the issuance of our $400 million 7.50% Senior Notes due 2022, the issuance of $94 million 5.75% Environmental Improvement Revenue Bonds due August 1, 2042 and recognition of the obligation to lease or purchase the Fairfield caster, offset by the redemption of our $300 million 5.65% Senior Notes in April 2012 and the repayment of the outstanding borrowings under USSK’s €200 million revolving unsecured credit facility.

CASH FLOW

Net cash provided by operating activities was $958 million for the first nine months of 2012, compared to $108 million in the same period last year. The improvement is primarily due to changes in working capital period over period primarily related to lower inventory levels. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business. Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Twelve Months Ended September 30,
	2012	2011	2012	2011
Accounts Receivable Turnover	1.9	1.9	8.0	8.0
Inventory Turnover	1.7	1.6	6.7	6.8

Cash payments for capital expenditures, excluding $50 million of changes in accrued capital expenditures in the first nine months of 2012, were $536 million, compared with $626 million in the same period in 2011. Flat-rolled cash payments for capital expenditures were $484 million and included spending for construction of carbon alloy facilities (coke substitute) at Gary Works, construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant, ongoing implementation of an enterprise resource planning (ERP) system and various other infrastructure and environmental projects. Tubular expenditures of $25 million consisted primarily of cash payments for capital expenditures related to an upgrade to the Lorain No. 4 Seamless Hot Mill, infrastructure and environmental capital projects. USSE cash payments for capital expenditures of $21 million consisted of spending for infrastructure and environmental projects.

U. S. Steel’s contractual commitments to acquire property, plant and equipment at September 30, 2012, totaled $236 million.

Capital expenditures for 2012 are expected to total approximately $730 million and remain focused largely on strategic infrastructure and environmental projects. With regard to capital investments, we remain focused on a number of key projects of strategic importance. We have made significant progress to improve our coke self-sufficiency and reduce our reliance on purchased coke for the steel making process through the application of advanced technologies, upgrades to our existing coke facilities and increased use of natural gas and pulverized coal in our operations. Engineering and construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant in Clairton, Pennsylvania with a projected capacity of 960,000 tons is underway with completion expected near year-end 2012. We are constructing a carbon alloy facility at our Gary Works in Indiana which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility has a projected capacity of 500,000 tons per year. Commissioning and initial production are underway in the first of the two modules with project completion expected in the third quarter of 2013. We expect both of these projects to reach full production capability in 2013. We continue to pursue the use of natural gas in our operations, primarily in North America, given the significant cost and environmental advantages of this fuel. Related projects tend to be smaller with limited capital cost. This may enable us to minimize additional capital investments in coke and carbon alloy projects in the future. In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become increasingly stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line (CAL) under construction that is being financed at the joint venture level and is expected to begin operations in the first half of 2013. We are also continuing our efforts to implement an ERP system to replace our existing older information technology systems. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.

Over the longer term, we are considering business strategies to leverage our significant iron ore position in the United States and to exploit opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. We are considering an expansion of our iron ore pellet operations at our Keewatin, MN (Keetac) facility which would increase our production capability by approximately 3.6 million tons thereby increasing our iron ore self-sufficiency. The total cost as currently conceived is broadly estimated to be approximately $820 million; final permitting for the expansion was completed in December 2011. We also are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron and electric arc furnace (EAF) steelmaking. Our capital investments in the future may reflect such strategies, although we expect that iron and steelmaking through blast furnace and basic oxygen furnace manufacturing processes will remain our primary processing technology for the long term.

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

Restricted cash in the first nine months of 2012 primarily reflects the issuance of $94 million of 2042 Environmental Revenue Bonds, the proceeds of which were placed in escrow and restricted for certain capital projects at Gary Works, our Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made. At September 30, 2012, $78 million of this restricted cash remained.

Disposal of assets in the first nine months of 2012 primarily reflects proceeds from the sale of the majority of the operating assets of Birmingham Southern Railroad Company and the Port Birmingham Terminal. Disposal of assets in the first nine months of 2011 primarily reflects cash proceeds of approximately $6 million from transactions to swap a portion of the emissions allowances at USSK as well as various other transactions, none of which were individually material.

Borrowings against revolving credit facilities in the first nine months of 2012 reflect amounts drawn under USSK’s €280 million total unsecured revolving credit facilities.

Repayments of revolving credit facilities in both the first nine months of 2012 and 2011 reflect USSK’s repayment of the outstanding borrowings under its €280 million total unsecured revolving credit facilities.

Receivables Purchase Agreement Payments in the first nine months of 2012 reflect activity under the Receivables Purchase Agreement.

Issuance of long-term debt, net of financing costs in the first nine months of 2012 reflects the issuance of $400 million of 7.50% Senior Notes due 2022 and the issuance of $94 million 5.75% 2042 Environmental Revenue Bonds. U. S. Steel received net proceeds of $392 million and $93 million, respectively after related discounts and other fees.

Repayment of long-term debt in the first nine months of 2012 reflects the redemption of our $300 million 5.65% Senior Notes due 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes U. S. Steel’s liquidity as of September 30, 2012:

(Dollars in millions)

Cash and cash equivalents	$536
Amount available under $875 Million Credit Facility	875
Amount available under Receivables Purchase Agreement	625
Amounts available under USSK credit facilities	361

Total estimated liquidity	$2,397

As of September 30, 2012, $238 million of the total cash and cash equivalents was held by our foreign subsidiaries, which has been indefinitely reinvested.

On March 15, 2012, U. S. Steel issued $400 million of 7.50% Senior Notes due March 15, 2022 (2022 Senior Notes). U. S. Steel received net proceeds from the offering of $392 million. The majority of the net proceeds from the issuance of the 2022 Senior Notes was used to redeem the 2013 Senior Notes, which were redeemed in April of 2012.

On August 17, 2012, U. S. Steel entered into loan agreements in connection with the issuance and sale by the Indiana Finance Authority, the Allegheny County Industrial Development Authority and the Southwestern Illinois Development Authority of $29 million, $25 million and $40 million, respectively, of Environmental Revenue Bonds due August 1, 2042. The proceeds from the sale, reflected as restricted cash in other noncurrent assets, were loaned to U. S. Steel to fund certain capital projects at our Gary Works, Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made. At September 30, 2012, $78 million of this restricted cash remained. The interest rate on the loans is 5.75 percent and interest is payable semi-annually on February 1st and August 1st of each year.

As of September 30, 2012, there were no amounts drawn under our $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million.

As of September 30, 2012, U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. As of September 30, 2012, eligible accounts receivable supported the maximum amount eligible for sale of $625 million and there were no outstanding borrowings under this facility.

At September 30, 2012, USSK had no borrowings under its €200 million (approximately $259 million) unsecured revolving credit facility.

At September 30, 2012, USSK had no borrowings under its €80 million unsecured credit facilities (which approximated $103 million) and the availability was approximately $102 million due to approximately $1 million of outstanding customs and other guarantees. On October 8, 2012, one of these facilities expired reducing the credit availability by €40 million (which approximated $52 million).

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

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $140 million of liquidity sources for financial assurance purposes as of September 30, 2012.

At September 30, 2012, in the event of a change in control of U. S. Steel, debt obligations totaling $3,163 million, which includes the Senior Notes and the Senior Convertible Notes, may be declared immediately due and payable. In such an event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $20 million or provide a letter of credit to secure the remaining obligation.

The slab caster facility at Fairfield, Alabama is subject to a 24-year lease which expires in June 2013. U. S. Steel has the option to purchase the caster or to renew the lease at the end of the basic term. During the third quarter of 2012, U. S. Steel entered into an agreement granting the Company the option to either purchase the slab caster for $40.8 million, or to elect certain lease renewal options, including the purchase of the slab caster for a fixed price at the expiration of the selected renewal periods. U. S. Steel recorded the slab caster lease at the weighted average present value of the future expected cash flows.

The maximum outstanding guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $37 million at September 30, 2012. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Our major cash requirements in 2012 are expected to be for capital expenditures, employee benefits and working capital requirements, including purchases of raw materials. We finished the third quarter of 2012 with $536 million of available cash and $2.4 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.

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

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new material off-balance sheet arrangements during the first nine months of 2012.

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

Greenhouse Gas Emissions Regulation

The current and potential regulation of greenhouse gas emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of greenhouse gases such as CO2 emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating greenhouse gas emissions for certain facilities and has implemented various reporting requirements as further described below. In the last Congress, greenhouse gas legislation has passed in the House of Representatives and was introduced in the Senate. We do not know what action, if any, may be taken by the current or a new session of Congress. In Utility Air Regulatory Group v. EPA, No. 11-1037 (consolidating various challenges); and Texas v. EPA, No. 10-1425, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion essentially upholding EPA’s greenhouse gas authority. Namely, the court rejected challenges to the endangerment finding, giving the EPA authority to regulate greenhouse gases under the CAA on the basis that they pose a risk to human health. The court also rejected arguments by petitioners to dismiss inclusion of greenhouse gas emissions under the tailpipe rule, giving the EPA authority to regulate greenhouse gas emissions from mobile sources, and triggering regulation for stationary sources. The court dismissed challenges to the timing and tailoring rules citing that it lacked jurisdiction to decide the case on its merits since the court stated none of the petitioners had legal standing to challenge the timing and tailoring rules. Finally, the court declined to decide challenges to other State Implementation Plan (SIP) related rules issued by EPA regarding greenhouse gas, stating that it also lacked jurisdiction over these SIP related rules; and the rules are being challenged in different tribunals.

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

New requirements for 2011 monitoring and reporting included greenhouse gas emissions from vacuum degassing (decarburization), and methane emissions from on-site landfills. Facilities for which greenhouse gas emissions from decarburization were determined and reported included Gary Works, Great Lakes Works, and the Edgar Thomson Plant. Calculation of landfill methane emissions from U. S. Steel facilities were completed earlier this year. New provisions for incorporating on-site landfill methane emissions into the EPA’s electronic reporting tool were added this fall enabling those subject to the rule to report greenhouse gas emissions from on-site landfills for 2011.

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

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the EC. Based on actual CO2 emissions to date, USSK will have sufficient allowances for the NAP II period without purchasing additional allowances. In the first nine months of 2011, U. S. Steel entered into transactions to swap a portion of our emissions allowances and recognized a gain of $6 million.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. U. S. Steel recorded expense of $4 million and $14 million for the three and nine months ended September 30, 2011, respectively. The law was changed to eliminate the tax for 2012.

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

Environmental Remediation

In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 23 sites under CERCLA as of September 30, 2012. In addition, there are 13 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 39 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See note 20 to the Consolidated Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information – Item 1. Legal Proceedings – Environmental Proceedings.”

During the third quarter of 2012, U. S. Steel recorded a net increase of $2 million to our accruals for environmental matters for U.S. and international facilities. The total accrual for such liabilities at September 30, 2012 was $203 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in note 15 to the Financial Statements.

U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the financial statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible these contingencies could be resolved unfavorably.

OUTLOOK

Our results are expected to reflect continued weakness in the European and emerging market economies, as well as economic uncertainty in North America. We expect total reportable segment and Other Businesses operating results to be around breakeven for the fourth quarter with decreased results in all reportable segments.

We expect a loss for our Flat-rolled segment due to slightly lower average realized prices, as well as lower shipments and higher operating costs. Average realized prices and shipments are expected to be lower compared to the third quarter as a result of cautious purchasing patterns early in the quarter created by the uncertain global economic outlook; however, market conditions have recently begun improving in North America, and we believe that we are already beyond the spot price trough of the fourth quarter. New spot orders are being transacted at higher prices for delivery later this quarter. Operating costs are expected to increase due to scheduled blast furnace and other maintenance projects.

We expect our European segment results to be around breakeven. Average realized prices are expected to decrease reflecting lower spot market and quarterly contract pricing. Shipments are projected to decrease compared to the third quarter due to lower consumption in automotive and other end user industries. Operating costs are expected to decrease compared to the third quarter primarily due to lower raw materials costs.

We expect fourth quarter results for our Tubular segment to remain profitable but well below third quarter results. Average realized prices are expected to be lower and shipments are projected to be significantly lower than the third quarter as imports continue at high levels despite end users decreasing drilling activity in order to operate within their 2012 capital budgets. Inventory management by our customers may also be a considerable factor as we approach year-end. Operating costs are expected to increase due to operating inefficiencies caused by lower production volumes.

We expect a minimal tax provision/benefit in the fourth quarter primarily due to the full valuation allowance on deferred tax assets in Canada.

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

Demand for energy tubular goods depends on several factors, most notably the number of oil and natural gas wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and the drilling techniques utilized. The level of these activities depends primarily on the demand for natural gas and oil and the expectation of future prices of these commodities. Demand for our tubular products is also affected by the continuing development of shale oil and gas resources, the level of inventories maintained by manufacturers, distributors, and end users and by the level of imports in the markets we serve.

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

Energy related tubular products imported into the United States accounted for an estimated 47 percent of the market in 2011, 46 percent in 2010 and 58 percent in 2009.

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

The Department of Commerce (DOC) and the International Trade Commission (ITC) concluded their five-year (sunset) reviews of an Anti-Dumping (AD) order on seamless standard, line, and pressure pipe from Germany in August 2012. The DOC determined that revoking this order would likely lead to the continuation or recurrence of dumping, and the ITC determined that revoking the order would likely lead to the continuation or recurrence of material injury within a reasonably foreseeable time. As a result, the order remains in place.

In response to a decision by the U.S. Court of Appeals for the Federal Circuit, legislation was enacted in the first quarter of 2012 clarifying its intent that the United States’ anti-subsidy law, also known as the CVD law, applies to non-market economy (NME) countries, such as China. While this issue is subject to ongoing litigation, the legislation makes it likely that the 25 current CVD orders against NME imports of steel products (24 on Chinese products, 1 on Vietnamese) will remain in effect.

The following international trade orders of interest to U. S. Steel are currently undergoing five-year (sunset) reviews in the United States: (i) AD and CVD orders on corrosion-resistant steel from Korea, (ii) an AD order on corrosion-resistant steel from Germany, and (iii) an AD order on welded large-diameter line pipe from Japan.

U. S. Steel is also participating in litigation at the DOC and the ITC where domestic producers are seeking to obtain AD and CVD relief against circular welded pipe from Oman, the United Arab Emirates, Vietnam, and India (the AD case against India would cover a producer that is not subject to the AD order currently in place against imports of circular welded pipe from India).

We expect to continue to experience competition from imports and will continue to closely monitor imports of products in which we have an interest. Additional complaints may be filed if unfairly-traded imports adversely impact, or threaten to adversely impact, financial results.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2012. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
SEGMENT INCOME (LOSS) FROM OPERATIONS
Flat-rolled	$29	$203	$389	$541
U. S. Steel Europe	27	(50)	27	(73)
Tubular	102	134	334	197

Total reportable segments	158	287	750	665
Other Businesses	13	8	46	30
Items not allocated to segments	(109)	(96)	(554)	(287)

Total income from operations	$62	$199	$242	$408
CAPITAL EXPENDITURES
Flat-rolled	$89	$160	$421	$427
U. S. Steel Europe	15	26	29	93
Tubular	17	30	25	94
Other Businesses	8	9	11	12

Total	$129	$225	$486 (a)	$626
OPERATING STATISTICS
Average realized price: ($/net ton) (b)
Flat-rolled	$741	$773	$759	$765
U. S. Steel Europe	731	862	749	868
Tubular	1,676	1,699	1,704	1,576
Steel Shipments: (b)(c)
Flat-rolled	3,972	3,835	12,050	11,725
U. S. Steel Europe	911	1,196	2,911	3,779
Tubular	457	481	1,479	1,330

Total Steel Shipments	5,340	5,512	16,440	16,834
Raw Steel-Production: (c)
Flat-rolled	4,699	4,516	14,430	14,008
U. S. Steel Europe	1,140	1,317	3,553	4,429
Raw Steel-Capability Utilization: (d)
Flat-rolled	77%	74%	79%	77%
U. S. Steel Europe	90%	71%	90%	80%
USSK	90%	82%	92%	87%

(a)

Capital expenditures include $50 million of changes in accrued but unpaid capital expenditures for the nine months ended September 30, 2012. Changes in the accrued but unpaid capital expenditures for the nine months ended September 30, 2011 were not material.

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

ENVIRONMENTAL PROCEEDINGS

Gary Works

On March 4, 2010 the EPA notified U. S. Steel that the requirements of the January 26, 1998 Clean Water Act consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. By order on June 25, 2012, the U. S. District Court terminated the consent decree in its entirety. As of September 30, 2012, project costs have amounted to $60.7 million. In 1998, U. S. Steel also entered into a consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. On August 20, 2012, U. S. Steel paid the public trustees $1 million for ecological monitoring costs. In addition, U. S. Steel is obligated to perform, and has completed the ecological restoration in this section of the Grand Calumet River. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $676,000 at September 30, 2012.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for D5 and T2; the closure plan for D2 has been through a public comment period but has not yet been approved by IDEM. D5 and TTP Area closure is complete with IDEM approval of the closure certification reports on February 1 and April 3, 2012, respectively. T2 closure is complete and the closure certification report has been submitted to IDEM. As of September 30, 2012, the accrued liability for estimated costs to close these sites is approximately $16 million.

On October 23, 1998, EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to EPA. Through September 30, 2012, U. S. Steel had spent $42.3 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions. U. S. Steel has completed one year of a facility wide perimeter groundwater monitoring program and submitted a report with recommendations for future continuation of the program to EPA. U. S. Steel has also submitted a Baseline Ecological Risk Assessment work plan for addressing sediments behind the East Breakwall. In addition, U. S. Steel has received approval from EPA to proceed with an interim stabilization measure to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for the projects is approximately $45 million as of September 30, 2012, based on the estimated remaining costs.

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

On October 8, 2009, U. S. Steel received a Notice of Violation (NOV) from ACHD alleging our Mon Valley Clairton Plant was culpable for hydrogen sulfide (H2S) Pennsylvania ambient air quality standard exceedances. The NOV requires U. S. Steel to submit a plan with milestones to reduce and minimize fugitive emissions of coke oven gas from the coke producing operations at Clairton including identification of coke oven gas emission sources and method of improved emission prevention and control. While U. S. Steel appealed the NOV on October 16, 2009, U. S. Steel submitted an Action Plan to ACHD that was required by the NOV. U. S. Steel and ACHD have performed H2S modeling and are in the process of evaluating all potential sources of H2S in the area. U. S. Steel and ACHD continue to meet and discuss resolution.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and field work was completed early in the second quarter of 2011. A full vegetative cover over the project area is in place and the Closure Completion Report was approved by IDEM on November 21, 2011. As of September 30, 2012, $4.3 million has been spent on the project. The remaining cost is estimated to be $157,000 for post construction monitoring work and was recorded as an accrued liability as of September 30, 2012.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work

Plan and implement certain corrective measures is estimated to be $584,000. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, EPA and the Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. The Phase I RFI for waste disposed of at the Exum Materials Management Facility was voluntarily implemented in October 2011, completed in December 2011 with the final completion report submitted to ADEM in June 2012. Following ADEM approval, the Phase II RFI for Fairfield Works was initiated in September 2012. In total, the accrued liability for remaining work under the Corrective Action Program including the former Ensley facility was $547,000 at September 30, 2012, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on identified SWMUs and Areas of Contamination is complete and a Phase II workplan that addresses additional soil investigations, site wide groundwater, and the pipe mill lagoon has been agreed upon by OEPA. As of September 30, 2012, U. S. Steel has spent $821,000 on studies at this site. Costs to complete additional projects are estimated to be $419,000. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Construction and start-up of a seep collection system at the D2 landfill was completed in the third and fourth quarters of 2011. The system was required by OEPA as part of a revised Post-Closure Care Plan for the landfill. Based on system influent and effluent water quality data, additional seep water treatment will be necessary, and is being designed to meet future permit limits. As of September 30, 2012, project costs have amounted to $1.4 million. The remaining cost of the project is expected to be $384,000 and was recorded as an accrued liability as of September 30, 2012.

On November 16, 2010, OEPA issued an NOV to U. S. Steel for allegedly not submitting a complete and timely NOx Reasonably Available Control Technology (RACT) study of Lorain Tubular Operations, as required by OEPA RACT rules. To comply with OEPA NOx RACT rules, U. S. Steel installed ultra low NOx burners on the No. 4 seamless rotary furnace which were completed in April 2012. U. S. Steel is currently negotiating with OEPA on establishing appropriate RACT limits for the furnace based upon testing results.

Great Lakes Works

On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order (the Order) that resolves alleged violations of Clean Water Act National Pollutant Discharge Elimination System (NPDES) permits at the Great Lakes Works facility. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. As of September 30, 2012, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements.

On April 20, 2011, U. S. Steel Great Lakes Works received an NOV from MDEQ regarding an alleged BOP roof monitor opacity violation that was to have occurred on April 14, 2011. On May 11, 2011, U. S. Steel responded to the NOV stating that the alleged exceedance was caused by a desulfurization lance failure and that it has implemented corrective actions to prevent its recurrence.

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

At Granite City Works, U. S. Steel and Gateway Energy & Coke Company, LLC (Gateway), a subsidiary of SunCoke Energy, Inc., have agreed with two environmental advocacy groups to establish an Environmental Trust Fund (Trust), which requires the permittees (U. S. Steel and Gateway) to collectively deposit $1.0 million by September 30th of each year, beginning September 30, 2008 and ending September 30, 2012. To date, all payments have been made by U. S. Steel and Gateway.

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

Minnesota Ore Operations

U. S. Steel is currently commenting on a Federal Implementation Plan proposed rule that would apply to taconite facilities in Minnesota. The proposed rule is not yet final, but if promulgated as proposed, it would establish and require the use of low NOx burners on indurating furnaces as Best Available Retrofit Technology (BART). While U. S. Steel has already installed low NOx burners on Minntac Lines 6 and 7 and is currently obligated to install low NOx burners on Lines 3, 4, and 5 pursuant to existing agreements and permits, the rule would require the installation of low NOx burners for the existing line at Keetac for which U. S. Steel does not have an existing obligation. U. S. Steel estimates the expenditures associated with the installation of low NOx burners are in the range of $3 million to $5 million per line.

On March 2, 2012, U. S. Steel’s Keetac facility received a NOV from the Minnesota Pollution Control Agency (MPCA) for alleged violations of the Minnesota Fugitive Dust Rule. U. S. Steel responded to the notice on March 30, 2012 in which it respectfully contested the allegations provided in the notice.

U. S. Steel and the MPCA reached agreement on a Schedule of Compliance (SOC) to reduce air emissions at the Minntac and Keetac facilities and to address alleged water quality issues at the Minntac facility. The SOC incorporates the Keetac Expansion Mercury Agreement associated with the MPCA’s mercury Total Maximum Daily Load (TMDL) requirements and Minntac’s Title V NOx reduction requirements. A dry control system will be installed at the Minntac facility to reduce PM, PM10, PM2.5, SO2, and mercury emissions. Parts of the SOC became effective on June 9, 2011, while other parts became effective on October 19, 2011. U. S. Steel expects expenditures of approximately $220 million to install dry waste gas controls at Minntac; and approximately $20 million to install low NOx burners.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of September 30, 2012, U. S. Steel has spent $17.8 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit. U. S. Steel has an accrued liability of approximately $65 million as of September 30, 2012, for its estimated share of the remaining costs of remediation.

Duluth Works

The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision (ROD) signed by MPCA in 1989. As of September 30, 2012, U. S. Steel has spent $19.2 million to complete remediation on certain areas of the site. Current activity at the site is focused on completing the feasibility study and remedial design of the two St. Louis River Estuary Operable Units (OUs) along with completing a feasibility study on several Upland OUs, as identified during the 5-year review of the site, conducted by the MPCA in 2008. The remaining cost of the project is estimated to be $23 million and was recorded as an accrued liability as of September 30, 2012.

Municipal Industrial Disposal Company (MIDC)

MIDC was a licensed disposal facility where U. S. Steel disposed coal tar and other wastes. The site was mismanaged by the operator and subsequently on August 30, 2002 U. S. Steel entered into a

COA with the Pennsylvania Department of Environmental Protection to address the environmental issues at the site. While U. S. Steel was not the only entity to use the facility, U. S. Steel is the single remaining viable company responsible for the cleanup. An engineered remedy for the three locations at the site requiring remediation was implemented in July 2011 and completed in December 2011. Submission of the final completion report to the agency is scheduled for the fourth quarter 2012. As of September 30, 2012, U. S. Steel has spent $11.8 million related to the project. The remaining cost of the project is estimated to be $396,000 and was recorded as an accrued liability as of September 30, 2012.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy is in development for submission to Department of Toxic Substances Control (DTSC). As of September 30, 2012, $571,000 remains for ongoing environmental studies and investigations. For the remaining two SWMU groups, investigations continue. One group may not require further action pending a No Further Action decision by the California DTSC. For the other SWMU group, it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

EPA Region V Federal Lawsuit

On August 1, 2012, the U.S. government, joined by the States of Illinois, Indiana and Michigan, filed a complaint in the Northern District of Indiana alleging various CAA and State air regulatory violations that were to have allegedly occurred at Gary Works, Granite City Works, and Great Lakes Works, our three integrated iron and steel facilities located in EPA Region V. The Complaint alleges that Gary Works failed to obtain the proper pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements under the CAA and its implementing regulations. The Complaint requests relief in the form of statutory penalties for each violation and for injunctive relief. U. S. Steel believes that the claims asserted in the complaint are not justified and are without statutory foundation. On September 21, 2012, U. S. Steel filed a motion to dismiss the U.S. government’s claims for relief regarding the 1990 reline of the Gary Blast Furnace No. 4 and filed an answer to the remaining allegations in the Complaint. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome is not reasonably estimable.

Other

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. At September 30, 2012, an accrual of $519,000 is available for these outstanding issues.

On January 18, 2011, KDHE signed a Consent Agreement and Final Order (CAFO) which obligates U. S. Steel to prepare and implement a corrective action plan for two sites in Girard, Kansas. The sites are referred to as the Girard Zinc Works and the Cherokee Lanyon #2 site. The CAFO recognizes a single project incorporating the corrective action for both sites. A Final Corrective Action Completion Report was submitted to KDHE on June 4, 2012 and conditionally approved on June 14, 2012, for onsite issues. U. S. Steel continues to work with KDHE in addressing an offsite issue. As of September 30, 2012, U. S. Steel has an accrued liability of approximately $37,000 to conduct outstanding measures.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures was initiated in July 2010 and all field work was completed in November, 2011. The accrued liability representing U. S. Steel’s share to implement the post closure monitoring program is $774,000 as of September 30, 2012.

In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. U. S. Steel subsequently obtained information indicating U. S. Steel’s connection to the site as well as reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. The property transaction was closed on June 26, 2012. As of September 30, 2012, U. S. Steel has an accrued liability of approximately $2 million.

The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures with a net present value of approximately C$120 million (approximately $122 million). The national and provincial governments have each allocated C$30 million (approximately $30 million) for this project and appear to be willing to increase that amount to C$40 million (approximately $41 million), respectively, provided that local sources, including industry, agree to fund C$40 million (approximately $41 million). Recent developments indicate that C$40 million (approximately $41 million), including in-kind contributions, will also be available from local sources. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of September 30, 2012, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

U. S. Steel is identified as a Potentially Responsible Party (PRP) at the former Breslube-Penn operating site, an oil recycling and solvent recovery operation located in Coraopolis, PA. U. S. Steel’s allocated share of the cost among the participating PRPs is approximately 29 percent. A Record of Decision was issued by the EPA in August 2007 and a Remedial Design was preliminarily approved in 2011 and is still under review by the agencies. As of September 30, 2012, U. S. Steel has an accrued liability of approximately $2 million reflecting U. S. Steel’s share of the cost to implement remedial measures at the site.

ASBESTOS LITIGATION

At September 30, 2012, U. S. Steel was a defendant in approximately 755 active cases involving approximately 3,295 plaintiffs. As of December 31, 2011, U. S. Steel was a defendant in approximately 695 active cases involving approximately 3,235 plaintiffs. For the period ended September 30, 2012, settlements and dismissals resulted in the disposition of approximately 110 claims and U. S. Steel paid approximately $9 million in settlements. New filings added approximately 170 claims.

About 2,570, or approximately 78 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2009 through 2012 involve individual or small groups of claimants.

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

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2009	3,050	200	190	3,040	$7
December 31, 2010	3,040	200	250	3,090	$8
December 31, 2011	3,090	130	275	3,235	$8
September 30, 2012	3,235	110	170	3,295	$9

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

The following risk factor has been updated from U. S. Steel’s Form 10-K for the year ended December 31, 2011 to reflect the potential effects from the Surface Transportation Act of 2012.

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

If there is significant underfunding of the liabilities in our defined benefit pension plans, U. S. Steel may be required or may choose to make substantial contributions to these plans, which may divert committed capital to satisfy funding requirements related to these obligations and delay or cancel projects that we believe would increase our ability to meet our customers’ needs as well as our profitability.

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

The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform Act (the Act) and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

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

October 30, 2012

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.